Form 10-Q
period 1995-03-31
SELAS CORP OF AMERICA
filed 1995-05-11
CIK 88790

                              UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                               FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


FOR THE PERIOD ENDED              MARCH 31, 1995

                                   OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
SECURITIES EXCHANGE ACT OF 1934


COMMISSION FILE NUMBER                1-5005


                    SELAS CORPORATION OF AMERICA
        (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           PENNSYLVANIA                                23-1069060
      (STATE OR OTHER JURISDICTION OF     (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


          DRESHER, PENNSYLVANIA                         19025
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)


                           (215) 646-6600
           (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                           (X) YES  ( ) NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.


              CLASS                            OUTSTANDING AT MAY 6, 1995
 COMMON SHARES, $1.00 PAR VALUE              3,460,050 (exclusive of 242,376
                                                    treasury shares)

                     SELAS CORPORATION OF AMERICA


                              I N D E X

                                                               Page

                                                              Number


PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

        Consolidated Balance Sheets as of
        March 31, 1995 and December 31, 1994. . . . . . . .   3, 4

        Consolidated Statements of Operations for
        the Three Months Ended March 31, 1995
        and 1994. . . . . . . . . . . . . . . . . . . . . .   5

        Consolidated Statements of Cash Flows
        for the Three Months Ended March 31,
        1995 and 1994 . . . . . . . . . . . . . . . . . . .   6

        Consolidated Statement of Shareholders' Equity
        for the Three Months Ended March 31, 1995 . . . . .   7

        Notes to Consolidated Financial Statements  . . . .   8, 9, 10


      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations . . . . . . . . . . . . . . . . .   11, 12





PART II - OTHER INFORMATION


      Item 6.  Exhibits and Reports on Form 8-K . . . . . .   13

                      SELAS CORPORATION OF AMERICA

                      Consolidated Balance Sheets
                                Assets
                                                March 31,      December 31,
                                                  1995             1994
                                               (Unaudited)      (Audited)
Current assets

  Cash, including cash equivalents of
    $2,454,000 in 1995 and
    $4,497,000 in 1994   . . . . . . . . . .   $ 5,640,303     $ 5,812,508

  Accounts receivable (including unbilled
    receivables of $7,267,000 in 1995 and
    $1,695,000 in 1994 less allowance for
    doubtful accounts of $552,000 in 1995
    and $513,000 in 1994)  . . . . . . . . .    27,276,031      21,480,083

  Inventories  . . . . . . . . . . . . . . .     8,411,524       8,210,027

  Deferred income taxes  . . . . . . . . . .     1,428,305       1,189,942

  Other current assets . . . . . . . . . . .     1,576,108       1,414,952

      Total current assets . . . . . . . . .    44,332,271      38,107,512

Investment in unconsolidated affiliates. . .     1,024,384       1,705,080

Property, plant and equipment

  Land . . . . . . . . . . . . . . . . . . .     1,164,615       1,102,963

  Buildings  . . . . . . . . . . . . . . . .    11,922,510      11,332,798

  Machinery and equipment  . . . . . . . . .    15,833,260      15,162,425

                                                28,920,385      27,598,186

  Less:  Accumulated depreciation  . . . . .    11,978,744      11,291,064

    Net property, plant and equipment  . . .    16,941,641      16,307,122


Deferred pension cost. . . . . . . . . . . .       365,399         379,178

Notes receivable . . . . . . . . . . . . . .     1,261,484         376,996

Excess of cost over net assets of acquired
  subsidiaries, less accumulated amortiza-
  tion of $559,000 and $476,000  . . . . . .    12,707,106      12,790,019

Other assets including patents, less
  amortization . . . . . . . . . . . . . . .       451,847         454,416

                                               $77,084,132     $70,120,323
                                               ===========     ===========
       (See accompanying notes to the consolidated financial statements)

                           SELAS CORPORATION OF AMERICA

                           Consolidated Balance Sheets
                       Liabilities and Shareholders' Equity

                                                March 31,      December 31,
                                                  1995            1994
                                               (Unaudited)      (Audited)
Current liabilities

  Notes payable     . . . . . . . . . . . . .  $ 2,862,103     $      --

  Current maturities of long-term debt  . . .    2,415,953       2,389,664

  Accounts payable  . . . . . . . . . . . . .   12,616,270      10,563,966

  Federal, state and foreign income taxes . .      922,377         446,624

  Customers' advance payments on contracts  .    1,198,996         761,792

  Guarantee obligations and estimated future
    costs of service  . . . . . . . . . . . .    1,376,459       1,156,296

  Other accrued liabilities . . . . . . . . .    4,292,608       4,853,978

      Total current liabilities . . . . . . .   25,684,766      20,172,320

Long-term debt  . . . . . . . . . . . . . . .   10,934,492      11,136,028

Pension plan obligation . . . . . . . . . . .      478,021         491,800

Other postretirement benefit obligations. . .    3,966,627       3,939,303

Deferred income taxes . . . . . . . . . . . .    1,342,852       1,282,959

Contingencies and commitments

Shareholders' equity

  Common shares, $1 par; 10,000,000 shares
    authorized; 3,702,426 and 3,697,426
    shares issued, respectively . . . . . . .    3,702,426       3,697,426

  Additional paid-in capital  . . . . . . . .   13,512,005      13,484,640

  Retained earnings . . . . . . . . . . . . .   15,859,356      14,886,035

  Foreign currency translation adjustment . .    2,098,147       1,524,372

  Minimum pension liability adjustment  . . .     (112,623)       (112,623)

  Less:  242,376 common shares held in
    treasury, at cost . . . . . . . . . . . .     (381,937)       (381,937)

      Total shareholders' equity  . . . . . .   34,677,374      33,097,913

                                               $77,084,132     $70,120,323
                                               ===========     ===========
       (See accompanying notes to the consolidated financial statements)

                      SELAS CORPORATION OF AMERICA

                 Consolidated Statements of Operations
                               (Unaudited)



                                                 Three Months Ended
                                            March 31,        March 31,
                                               1995             1994

Sales, net  . . . . . . . . . . . . . .    $21,471,505      $22,086,038


Operating costs and expenses
  Cost of sales . . . . . . . . . . . .     15,942,679       16,896,313
  Selling, general and
    administrative expenses   . . . . .      3,727,919        3,559,889

Operating income  . . . . . . . . . . .      1,800,907        1,629,836

  Interest (expense)  . . . . . . . . .       (281,320)        (347,769)
  Interest income . . . . . . . . . . .         75,884           53,070
  Other income, net . . . . . . . . . .        139,460           63,031

Income before income taxes  . . . . . .      1,734,931        1,398,168

Income taxes  . . . . . . . . . . . . .        571,308          507,262

Net income  . . . . . . . . . . . . . .    $ 1,163,623      $   890,906
                                           ===========      ===========

Earnings per common and common
  equivalent share  . . . . . . . . . .           $.34             $.26
                                           ===========      ===========

Weighted average common shares
  outstanding   . . . . . . . . . . . .      3,457,000        3,452,000













       (See accompanying notes to the consolidated financial statements)

                      SELAS CORPORATION OF AMERICA
                 Consolidated Statements of Cash Flows
                               (Unaudited)
                                                       Three Months Ended
                                                     March 31,       March 31,
                                                       1995           1994
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . $ 1,163,623     $   890,906
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Depreciation and amortization. . . . . . . .     679,441        721,909
      Equity in (income) loss of unconsolidated
        affiliates   . . . . . . . . . . . . . . .      14,683         (27,940)
      (Gain) on sale of property and equipment . .      (9,017)         (4,851)
      Deferred taxes . . . . . . . . . . . . . . .     (78,258)        (84,747)
      Changes in operating assets and liabilities:
         (Increase) in accounts receivable          (4,211,089)     (6,539,819)
         (Increase) in inventories . . . . . . . .    (148,138)       (898,824)
         (Increase) in other assets  . . . . . . .    (361,215)        (77,205)
          Increase in accounts payable . . . . . .     913,113       4,591,746
          Increase (decrease) in accrued expenses.     (42,460)        487,025
          Increase (decrease) in customer advances     369,057         (26,337)
          Increase in other liabilities  . . . . .      11,449          11,449

             Net cash (used) by operating
             activities  . . . . . . . . . . . . .  (1,698,811)       (956,688)

Cash flows from investing activities:
  Purchases of property, plant and equipment . . .    (567,877)       (443,974)
  Proceeds from sale of property, plant
    and equipment  . . . . . . . . . . . . . . . .      15,191          21,105
  Investment in subsidiary . . . . . . . . . . . .         --           (9,167)

            Net cash (used) by investing
             activities. . . . . . . . . . . . . .    (552,686)       (432,036)

Cash flows from financing activities:
  Proceeds from short-term bank borrowings . . . .   2,482,835       1,152,255
  Repayments of short-term bank borrowings . . . .        --          (285,787)
  Repayments of long-term debt . . . . . . . . . .    (472,885)       (465,665)
  Proceeds from exercise of stock options  . . . .      28,281         113,125

  Payment of dividends . . . . . . . . . . . . . .    (190,303)       (172,652)

             Net cash provided by financing
             activities  . . . . . . . . . . . . .   1,847,928         341,276

Effect of exchange rate changes on cash  . . . . .     231,364          12,894

Net (decrease) in cash and cash equivalents  . . .    (172,205)     (1,034,554)

Cash and cash equivalents, beginning of period . .   5,812,508       7,147,358

Cash and cash equivalents, end of period . . . . . $ 5,640,303     $ 6,112,804
                                                   ===========     ===========

         (See accompanying notes to the consolidated financial statements)

                         SELAS CORPORATION OF AMERICA

                Consolidated Statement of Shareholders' Equity
                       Three Months Ended March 31, 1995
                                  (Unaudited)


                                  Common Stock
                                                              Additional
                              Number of                        Paid-In
                              Shares           Amount          Capital

Balance, January 1, 1995       3,697,426     $3,697,426       $13,484,640
Net income
Exercise of 5,000 stock
  options                          5,000          5,000            27,365
Cash dividends paid
  ($.055 per share)
Translation gain
Balance, March 31, 1995        3,702,426     $3,702,426       $13,512,005
                             ===========     ==========       ===========

                                              Foreign          Minimum
                                              Currency         Pension
                              Retained       Translation      Liability
                              Earnings       Adjustment       Adjustment

Balance, January 1, 1995     $14,886,035     $1,524,372       $(112,623)
Net income                     1,163,623
Exercise of 5,000 stock
  options
Cash dividends paid
  ($.055 per share)             (190,302)
Translation gain                                573,775
Balance, March 31, 1995      $15,859,356     $2,098,147       $(112,623)
                             ===========     ==========       =========

                                                Total
                              Treasury       Shareholders'
                               Stock           Equity

Balance, January 1, 1995     $(381,937)      $33,097,913
Net income                                     1,163,623
Exercise of 5,000 stock
  options                                         32,365

Cash dividends paid
  ($.055 per share)                             (190,302)
Translation gain                                 573,775
Balance, March 31, 1995      $(381,937)      $34,677,374
                             =========       ===========

      (See accompanying notes to the consolidated financial statements)

                    SELAS CORPORATION OF AMERICA

                   PART I - FINANCIAL INFORMATION

ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of March 31, 1995 and December 31, 1994, and the consolidated results of its operations for the three months ended March 31, 1995 and 1994 and consolidated statements of shareholders' equity and cash flows for the three months then ended.

2. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1994 Selas Corporation of America Annual Report.

3. As discussed in note 2 of the 1994 Annual Report, on October 20, 1993, the Company acquired all of the outstanding capital stock of Resistance Technology, Inc. (RTI), a manufacturer of precision electromechanical and plastic component parts predominantly for the hearing aid industry. RTI's results of operations have been included in the consolidated results of operations since the date of acquisition.

4.   Inventories consist of the following:

                                      March 31,      December 31,
                                        1995            1994

       Raw material                  $2,735,915      $2,281,342
       Work-in-process                1,616,846       2,200,579
       Finished products and
         components                   4,058,763       3,728,106

                     Total           $8,411,524      $8,210,027
                                     ==========      ==========
5.   Income Taxes
     Consolidated income taxes for the three months ended March 31, 1995 and 1994 are $571,000 and $507,000 which result in effective tax rates of 32.9% and 36.3% respectively. The rate of tax in relation to pre-tax income in 1995 is lower because certain domestic and foreign net operating loss carryforward benefits have been utilized.

6.   Legal Proceedings
     The Company is a defendant along with a number of other parties in approximately 210 lawsuits as of December 31, 1994 (650 as of December 31,
     1993) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against

                    SELAS CORPORATION OF AMERICA

                   PART I - FINANCIAL INFORMATION

ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)-
         (Continued)

6.   Legal Proceedings (Continued)

     the Company. The Company is also one of approximately 500 defendants in a class action on behalf of approximately 2700 present or former employees of a Texas steel mill alleging that products supplied by the defendants created a poisoned atmosphere that caused unspecified physical harm. These cases are being defended by one or more of the Company's insurance carriers presently known to be "at risk". Through October 1993, the legal costs of defense of the asbestos and steel mill cases were shared among the insurance carriers (92%) and the Company (8%). The lead insurance carrier settled a number of the cases in 1993 and requested that the Company pay a portion of the settlement amount. The Company declined to do so because no such payment is required by the express terms of the policies. The lead carrier then purported in October 1993 to abrogate the arrangement under which the defense costs had been shared, and the Company responded by tendering all of the cases to the lead carrier and demanding that the lead carrier honor its obligations under its policies to pay 100% of the costs of defense and 100% of all settlements and judgments up to the policy limits. The lead carrier has settled approximately 450 claims in 1994 with no request for the Company to participate in any settlement. Management is of the opinion that the disposition of these lawsuits will not materially affect the Company's consolidated financial position or results of operation.

     The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits will not materially affect the Company's consolidated financial position or results of operation.

                    SELAS CORPORATION OF AMERICA

                   PART I - FINANCIAL INFORMATION

ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)-
         (Continued)

7.   Statements of Cash Flows

     Supplemental disclosures of cash flow information:

                                           Three Months Ended
                                        March 31,        March 31,
                                          1995             1994

     Interest received . . . . . . .    $  71,341        $  37,749
     Interest paid . . . . . . . . .    $ 247,404        $ 405,571
     Income taxes paid . . . . . . .    $ 237,308        $  44,737

8.   Accounts Receivable

     At March 31, 1995, the Company had $2,236,257 of trade accounts receivable due from the major U.S. automotive manufacturers and $2,532,019 of trade accounts receivable due from hearing aid manufacturers. The Company also had $15,414,833 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.

9.   Earnings Per Common and Common Equivalent Share

     Earnings per common and common equivalent share are computed based on the weighted average number of shares outstanding each quarter, giving effect to outstanding stock options, where dilutive.

                    SELAS CORPORATION OF AMERICA

                   PART I - FINANCIAL INFORMATION


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Consolidated net sales for the three months ended March 31, 1995 were $21.5 million compared to $22.1 million for the same period in 1994. Net sales of the Company's heat processing segment for the first quarter of 1995 were $11 million compared to $12.6 million for the same period in 1994. The lower sales of $1.6 million in the current period is due primarily to one large engineered contract in Turkey which generated strong sales in the first half of 1994. This contract is still in progress, but due to the current status of this contract (nearer completion), it is not generating the same revenues it did last year. Sales and earnings of large engineered contracts are recognized on the percentage-of-completion method and generally require more than twelve months to complete. Consolidated backlog at March 31, 1995 for the heat processing business is $12.4 million compared to $13.3 million at March 31, 1994. Net sales for the precision electromechanical and plastic components segment were $5.9 million for the three months ended March 31, 1995 compared to $5.4 million for the same period in 1994. The improvement of $.5 million in sales is due to higher unit sales of components and systems to the hearing instrument industry. Net sales for the tire holders, lifts and related products segment increased to $4.5 million for the first quarter of 1995 from $4.1 million for the same period in 1994. The increase in sales for the current quarter is due to higher tire lift sales to the automotive manufacturers.

The Company's consolidated gross profit margin as a percentage of sales increased to 25.7% for the first quarter of 1995 from 23.5% for the same period in 1994. The Company's heat processing segment improved to 23.5% in the first quarter of 1995 compared to 20.8% in the same period in 1994. The higher gross profit margin in the first quarter of 1995 is due to the mix of products sold compared to the same period in 1994. Heat processing gross profit margins vary markedly from contract to contract depending on customer specifications and other conditions related to the contract. Gross profit margins for the precision electromechanical and plastic components segment were 33.4% for the first quarter of 1995 compared to 33.5% for the first quarter of 1994. The gross profit margins for the Company's tire holders, lifts and related products segment improved to 20.9% for the first quarter of 1995 compared to 18.7% for the first quarter of 1994. The improvement in gross profit margins is due to higher production levels and improved production efficiencies.

Selling, general and administrative expenses increased 4.7% to $3,728,000 in the first three months of 1995 compared to $3,560,000 for the same period in 1994. The increase of $168,000 is due to expanded sales and administrative programs for the precision electromechanical and plastic components segment which is up $189,000 in the current quarter over the same period last year.

                                 -12-
                    SELAS CORPORATION OF AMERICA

                   PART I - FINANCIAL INFORMATION

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Interest income increased to $76,000 for the first quarter of 1995 from $53,000 for the same period of 1994, due primarily to higher interest rates on short-term investments. Interest expense decreased to $281,000 for the first three months of 1995 compared to $348,000 for the same period in 1994. The lower interest expense is due primarily to lower long-term debt outstanding in 1995.

Other income (expense) includes gains on foreign exchange of $15,000 for the first quarter of 1995 and $80,000 for the same period in 1994. Also included in other income for the first quarter of 1995 is a gain of $144,000 on the sale of the Company's interest in a joint venture, ISIGLASS, located in Este, Italy to the Finand Group, one of the partners in the joint venture.

Consolidated income taxes for the three months ended March 31, 1995 and 1994 are $571,000 and $507,000 which result in effective tax rates of 32.9% and 36.3% respectively. The rate of tax in relation to pre-tax income in 1995 is lower because certain domestic and foreign net operating loss carryforward benefits have been utilized.

Consolidated net income for the first quarter of 1995 was $1,164,000 compared to $891,000 for the same period in 1994. All three business segments -- precision electromechanical and plastic components; tire holders, lifts and other related products; and, heat processing -- had higher earnings through improved sales or improved gross profit margins in the first three months of 1995 compared to the same period in 1994. Also impacting the first quarter of 1995 compared to the first quarter of 1994 was the $144,000 gain on the sale of the Company's interest in the ISIGLASS joint venture.

In 1992, the Company was informed by its largest automotive customer that it will not supply tire lifts for one of its major vehicles for the 1995 model year. The Company will continue to supply this model until the change is made, which is expected by mid-year 1995.

Liquidity and Capital Resources

Consolidated net working capital increased to $18.5 million for the first quarter of 1995 from $17.9 million at December 31, 1994. The improvement in net working capital is due to the net earnings of approximately $1.2 million, partially offset by dividend payments of $.2 million and long-term debt payments of $.4 million. The largest changes in the components of working capital were higher receivables of $5.8 million, higher current liabilities of $5.5 million and higher inventories of $.2 million.

The Company believes that its present working capital position, combined with funds expected to be generated from operations and the available borrowing capacity through its revolving credit loan facilities, will be sufficient to meet its anticipated cash requirements for operating needs and capital expenditures for 1995.



                                 -13-

                    SELAS CORPORATION OF AMERICA

                     PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K


(a) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1995.



                                  -14-


                    SELAS CORPORATION OF AMERICA


                               SIGNATURE







Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       SELAS CORPORATION OF AMERICA
                                              (Registrant)





Date:     May 11, 1995
                                          Robert W. Ross
                                     Vice President and Chief
                                        Financial Officer