Form 10-Q
period 1995-06-30
SELAS CORP OF AMERICA
filed 1995-08-11
CIK 88790

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                                FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


FOR THE PERIOD ENDED               JUNE 30, 1995

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


              CLASS                     OUTSTANDING AT AUGUST 3, 1995
 COMMON SHARES, $1.00 PAR VALUE        3,460,050 (exclusive of 242,376
                                              treasury shares)

                     SELAS CORPORATION OF AMERICA


                              I N D E X

                                                               Page
                                                              Number

PART I - FINANCIAL INFORMATION

      Item 1.  Financial Statements

        Consolidated Balance Sheets as of
        June 30, 1995 and December 31, 1994 . . . . . . . .   3, 4

        Consolidated Statements of Operations for
        the Three Months Ended June 30, 1995
        and 1994. . . . . . . . . . . . . . . . . . . . . .   5

        Consolidated Statements of Operations for the
        Six Months Ended June 30, 1995 and 1994 . . . . . .   6

        Consolidated Statements of Cash Flows
        for the Six Months Ended June 30,
        1995 and 1994 . . . . . . . . . . . . . . . . . . .   7

        Consolidated Statement of Shareholders' Equity
        for the Six Months Ended June 30, 1995    . . . . .   8

        Notes to Consolidated Financial Statements  . . . .   9,10,11


      Item 2.  Management's Discussion and Analysis of
               Financial Condition and Results of
               Operations . . . . . . . . . . . . . . . . .   12,13,14




PART II - OTHER INFORMATION

      Item 4.  Submission of Matters to a Vote of
               Security Holders . . . . . . . . . . . . . .   15


      Item 6.  Exhibits and Reports on Form 8-K . . . . . .   15

                      SELAS CORPORATION OF AMERICA

                      Consolidated Balance Sheets
                                Assets

                                               June 30,     December 31,
                                                1995            1994
                                             (Unaudited)     (Audited)
Current assets

  Cash, including cash equivalents of
    $2,310,000 in 1995 and $4,497,000 in
    1994 . . . . . . . . . . . . . . . . . . $ 5,899,622    $ 5,812,508

  Accounts receivable (including unbilled
    receivables of $6,636,000 in 1995 and
    $1,695,000 in 1994 less allowance for
    doubtful accounts of $554,000 in 1995
    and $513,000 in 1994)  . . . . . . . . .  28,051,153     21,480,083

  Inventories    . . . . . . . . . . . . . .   8,810,140      8,210,027

  Deferred income taxes  . . . . . . . . . .   1,625,641      1,414,952

  Other current assets . . . . . . . . . . .     909,602      1,189,942

      Total current assets . . . . . . . . .  45,296,158     38,107,512

Investment in unconsolidated affiliates  . .   1,041,031      1,705,080

Property, plant and equipment

  Land . . . . . . . . . . . . . . . . . . .   1,159,576      1,102,963

  Buildings  . . . . . . . . . . . . . . . .  11,874,454     11,332,798

  Machinery and equipment  . . . . . . . . .  16,198,665     15,162,425
                                              29,232,695     27,598,186
  Less:  Accumulated depreciation  . . . . .  12,501,630     11,291,064

    Net property, plant and equipment  . . .  16,731,065     16,307,122

Deferred pension cost. . . . . . . . . . . .     351,620        379,178

Note receivable  . . . . . . . . . . . . . .     377,452        376,996

Excess of cost over net assets of acquired
  subsidiary, less accumulated amortization
  of $642,000 and $476,000 . . . . . . . . .  12,624,193     12,790,019

Other assets including patents, less
  amortization . . . . . . . . . . . . . . .     475,154        454,416

                                             $76,896,673    $70,120,323
                                             ===========    ===========


       (See accompanying notes to the consolidated financial statements)

                           SELAS CORPORATION OF AMERICA

                           Consolidated Balance Sheets
                       Liabilities and Shareholders' Equity

                                                 June 30,      December 31,
                                                  1995            1994
                                               (Unaudited)      (Audited)
Current liabilities

  Notes payable  . . .  . . . . . . . . . . .  $ 4,288,646     $      --

  Current maturities of long-term debt  . . .    1,914,050       2,389,664

  Accounts payable  . . . . . . . . . . . . .   11,888,203      10,563,966

  Federal, state and foreign income taxes . .      514,746         446,624

  Customers' advance payments on contracts  .    1,359,035         761,792

  Guarantee obligations and estimated future
    costs of service  . . . . . . . . . . . .    1,471,877       1,156,296

  Other accrued liabilities . . . . . . . . .    5,168,345       4,853,978

      Total current liabilities . . . . . . .   26,604,902      20,172,320

Long-term debt     . . . . . .  . . . . . . .   10,436,935      11,136,028

Pension plan obligation . . . . . . . . . . .      464,242         491,800

Other postretirement benefit obligations  . .    3,998,502       3,939,303

Deferred income taxes . . . . . . . . . . . .    1,252,045       1,282,959

Contingencies and commitments

Shareholders' equity

  Common shares, $1 par; 10,000,000 shares
    authorized; 3,702,426 and 3,697,426
    shares issued, respectively . . . . . . .    3,702,426       3,697,426

  Additional paid-in capital  . . . . . . . .   13,512,005      13,484,640

  Retained earnings . . . . . . . . . . . . .   15,605,510      14,886,035

  Foreign currency translation adjustment . .    1,814,666       1,524,372

  Minimum pension liability adjustment  . . .     (112,623)       (112,623)

  Less:  242,376 common shares held in
    treasury, at cost . . . . . . . . . . . .     (381,937)       (381,937)

      Total shareholders' equity  . . . . . .   34,140,047      33,097,913

                                               $76,896,673     $70,120,323
                                               ===========     ===========

       (See accompanying notes to the consolidated financial statements)

                        SELAS CORPORATION OF AMERICA

                 Consolidated Statements of Operations
                               (Unaudited)



                                                  Three Months Ended
                                               June 30,         June 30,
                                                1995             1994

Sales, net                                  $16,974,176      $18,314,280

Operating costs and expenses
  Cost of sales                              12,370,918       12,417,146
  Selling, general and
    administrative expenses                   3,867,743        3,621,466

Operating income                                735,515        2,275,668

Interest (expense)                             (340,053)        (294,711)
Interest income                                  77,284           62,169
Other income (expense), net                    (201,080)        (141,354)

Income before income taxes                      271,666        1,901,772

Income taxes                                    335,209          806,729

Net income (loss)                           $   (63,543)     $ 1,095,043
                                            ===========      ===========




Earnings (loss) per common and
  common equivalent share                        $(0.02)          $ 0.32
                                            ===========      ===========


Weighted average common shares
  outstanding                                 3,460,000        3,453,000







    (See accompanying notes to the consolidated financial statements)

                          SELAS CORPORATION OF AMERICA

                     Consolidated Statements of Operations
                                   (Unaudited)



                                                 Six Months Ended
                                             June 30,         June 30,
                                              1995             1994

Sales, net                                $38,445,681      $40,400,318

Operating costs and expenses
  Cost of sales                            28,313,597       29,313,459
  Selling, general and
    administrative expenses                 7,595,662        7,181,355

Operating income                            2,536,422        3,905,504

Interest (expense)                           (621,373)        (642,480)
Interest income                               153,168          115,239
Other income (expense), net                   (61,620)         (78,323)

Income before income taxes                  2,006,597        3,299,940

Income taxes                                  906,517        1,313,991

Net income                                $ 1,100,080      $ 1,985,949
                                          ===========      ===========


Earnings per common and common
  equivalent share                             $ 0.32           $ 0.58
                                          ===========      ===========


Weighted average common shares
  outstanding                               3,459,000        3,453,000





  (See accompanying notes to the consolidated financial statements)

                      SELAS CORPORATION OF AMERICA
                 Consolidated Statements of Cash Flows
                               (Unaudited)
                                                           Six Months Ended
                                                        June 30,      June 30,
                                                         1995          1994
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . . . . . $ 1,100,080   $ 1,985,949
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Depreciation and amortization  . . . . . . . .   1,369,151     1,441,278
      Equity in (income) of unconsolidated
        affiliates . . . . . . . . . . . . . . . . .      (1,964)      (14,238)
      (Gain) on sale of equity in unconsolidated
        affiliate  . . . . . . . . . . . . . . . . .    (147,878)         --
      (Gain) loss on sale of property and equipment.      (2,698)        9,506
      Deferred taxes . . . . . . . . . . . . . . . .    (218,307)     (139,019)
      Changes in operating assets and liabilities:
         (Increase) in accounts receivable . . . . .  (4,091,375)   (2,661,242)
         (Increase) in inventories . . . . . . . . .    (610,691)     (375,941)
         (Increase) decrease in other assets . . . .     222,464      (573,287)
          Increase (decrease) in accounts payable. .    (396,275)    4,035,245
          Increase in accrued expenses . . . . . . .     487,010       955,016
          Increase in customer advances  . . . . . .     548,930        61,551
          Increase in other liabilities  . . . . . .      22,898        26,125

             Net cash provided (used) by operating
             activities    . . . . . . . . . . . . .  (1,718,655)    4,750,943

Cash flows from investing activities:
  Purchases of property, plant and equipment . . . .  (1,031,196)   (1,081,336)
  Proceeds from sale of property and equipment . . .      35,465        24,032
  Investment in subsidiary . . . . . . . . . . . . .        --         (12,832)
  Proceeds from sale of equity in affiliate  . . . .     269,048          --
  Receipt of dividend from unconsolidated affiliate.        --          34,538

             Net cash (used) by investing
             activities. . . . . . . . . . . . . . .    (726,683)   (1,035,598)

Cash flows from financing activities:
  Proceeds from short-term bank borrowings . . . . .   4,140,448        59,059
  Repayments of short-term bank borrowings . . . . .        --      (3,027,636)
  Proceeds from long-term debt . . . . . . . . . . .        --       1,100,000
  Repayments of long-term debt . . . . . . . . . . .  (1,447,268)     (932,810)
  Proceeds from exercise of stock options  . . . . .      28,281       113,125
  Payment of dividends . . . . . . . . . . . . . . .    (380,605)     (345,305)

             Net cash provided (used) by financing
             activities  . . . . . . . . . . . . . .   2,340,856    (3,033,567)

Effect of exchange rate changes on cash  . . . . . .     191,596       107,754

Net increase in cash and cash equivalents  . . . . .      87,114       789,532
Cash and cash equivalents beginning of period  . . .   5,812,508     7,147,358

Cash and cash equivalents end of period  . . . . . . $ 5,899,622   $ 7,936,890
                                                     ===========   ===========

          (See accompanying notes to the consolidated financial statements)

                          SELAS CORPORATION OF AMERICA

                   Consolidated Statement of Shareholders' Equity
                          Six Months Ended June 30, 1995
                                   (Unaudited)

                                  Common Stock               Additional
                             Number of                        Paid-In
                              Shares          Amount          Capital

Balance, January 1, 1995     3,697,426      $3,697,426      $13,484,640
Net income
Exercise of 5,000 stock
  options                        5,000           5,000           27,365
Cash dividends paid
  ($.055 per share)
Translation gain

Balance,  June 30, 1995      3,702,426      $3,702,426      $13,512,005
                             =========      ==========      ===========

                                              Foreign        Minimum
                                              Currency       Pension
                               Retained     Translation     Liability
                               Earnings      Adjustment     Adjustment


Balance, January 1, 1995     $14,886,035    $ 1,524,372     $(112,623)
Net income                     1,100,080
Exercise of 5,000 stock
  options
Cash dividends paid
  ($.055 per share)             (380,605)
Translation gain                               290,294

Balance,  June 30, 1995      $15,605,510    $1,814,666      $(112,623)
                             ===========    ==========      =========


                                               Total
                             Treasury       Shareholders'
                              Stock            Equity

Balance, January 1, 1995     $(381,937)     $33,097,913
Net income                                    1,100,080
Exercise of 5,000 stock
  options                                        32,365
Cash dividends paid
  ($.055 per share)                            (380,605)
Translation gain                                290,294

Balance,  June 30, 1995      $(381,937)     $34,140,047
                             =========      ===========


     (See accompanying notes to the consolidated financial statements)

                    SELAS CORPORATION OF AMERICA

                   PART I - FINANCIAL INFORMATION

ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

1. In the opinion of management, the accompanying unaudited consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of June 30, 1995 and December 31, 1994, and the consolidated results of its operations for the three and six months ended June 30, 1995 and 1994 and consolidated cash flows and shareholders' equity for the six months then ended.

2. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1994 Selas Corporation of America Annual Report.

3.   Restructuring Costs

     In June 1995, the Company recorded the financial impact of a restructuring plan designed to increase the profitability of the heat processing segment in the future by scaling back certain operations in France and Germany. Restructuring costs of $365,000 ($285,000 after taxes) represent payments already made of $125,000 and provisions for severance related costs of $240,000 for the elimination of 11 employees. This represents a reduction of approximately 10% of the heat processing segment's European workforce.

4.   Inventories consist of the following:

                                       June 30,      December 31,
                                        1995            1994

       Raw material                  $2,573,208      $2,281,342
       Work-in-process                2,205,706       2,200,579
       Finished products and
         components                   4,031,226       3,728,106

                     Total           $8,810,140      $8,210,027
                                     ==========      ==========

5.   Income Taxes

     Consolidated income taxes for the six month periods ended June 30, 1995 and 1994 are $907,000 and $1,314,000, which result in effective tax rates of 45.2% and 39.8%, respectively. The rate of tax in relation to pre-tax income in 1995 has been impacted by the settlement of a tax issue at one of the Company's European subsidiaries in the amount of approximately $139,000.

                    SELAS CORPORATION OF AMERICA

                   PART I - FINANCIAL INFORMATION

ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)-
         (Continued)

6.   Legal Proceedings

     The Company is a defendant along with a number of other parties in approximately 210 lawsuits as of December 31, 1994 (650 as of December 31,
     1993) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The Company is also one of approximately 500 defendants in a class action on behalf of approximately 2700 present or former employees of a Texas steel mill alleging that products supplied by the defendants created a poisoned atmosphere that caused unspecified physical harm. These cases are being defended by one or more of the Company's insurance carriers presently known to be "at risk". Through October 1993, the legal costs of defense of the asbestos and steel mill cases were shared among the insurance carriers (92%) and the Company (8%). The lead insurance carrier settled a number of the cases in 1993 and requested that the Company pay a portion of the settlement amount. The Company declined to do so because no such payment is required by the express terms of the policies. The lead carrier then purported in October 1993 to abrogate the arrangement under which the defense costs had been shared, and the Company responded by tendering all of the cases to the lead carrier and demanding that the lead carrier honor its obligations under its policies to pay 100% of the costs of defense and 100% of all settlements and judgments up to the policy limits. The lead carrier has settled approximately 450 claims in 1994 with no request for the Company to participate in any settlement. Management is of the opinion that the disposition of these lawsuits will not materially affect the Company's consolidated financial position or results of operations.

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

                   SELAS CORPORATION OF AMERICA

                   Part I - FINANCIAL INFORMATION

ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)-
         (Continued)

7.   Statements of Cash Flows

     Supplemental disclosures of cash flow information:

                                              Six Months Ended
                                         June 30,         June 30,
                                           1995             1994

     Interest received . . . . . . .    $  131,342       $  111,867
     Interest paid . . . . . . . . .    $  514,091       $  735,424
     Income taxes paid . . . . . . .    $1,086,801       $  459,302

8.   Accounts Receivable

     At June 30, 1995, the Company had $1,611,863 of trade accounts receivable due from the major U.S. automotive manufacturers and $2,481,778 of trade accounts receivable due from hearing aid manufacturers. The Company also had $14,654,332 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.

9.   Earnings Per Common and Common Equivalent Share

     Earnings per common and common equivalent share are computed based on the weighted average number of shares outstanding each quarter, giving effect to the exercise of outstanding stock options, where dilutive.

                    SELAS CORPORATION OF AMERICA

                   PART I - FINANCIAL INFORMATION


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Consolidated net sales decreased to $17 million and $38.4 million for the three and six months ended June 30, 1995 compared to $18.3 million and $40.4 million for the three and six months ended June 30, 1994. Net sales of the Company's heat processing segment for the three and six months ended June 30, 1995 were $7.2 million and $18.2 million compared to $8.2 million and $20.8 million for the same periods in 1994. The lower sales of this business segment is due to a decline in orders for large engineered systems contracts. Sales and earnings of large engineered systems contracts are recognized on the percentage-of-completion method. Such contracts generally require more than twelve months to complete. Due to two recent large engineered systems orders, consolidated backlog at June 30, 1995 for the heat processing segment increased to $26 million compared to $17.2 million at June 30, 1994. Net sales for the precision electromechanical and plastic components segment increased to $6.3 million and $12.2 million for the three and six month periods ended June 30, 1995 compared to $6.0 million and $11.4 million for the same periods in 1994. The improved sales are due to higher sales to the hearing aid industry. Net sales for the tire holders, lifts and related products segment decreased to $3.5 million and $8 million for the three and six months ended June 30, 1995 compared to $4.2 million and $8.2 million for the three and six month periods ended June 30, 1994. Lower sales for the three and six month periods were due to the loss of the contract to provide tire lifts for the Chrysler mini-van line.

The Company's consolidated gross profit margin decreased to 27.1% and 26.4% for the three and six month periods ended June 30, 1995 compared to 32.2% and 27.4% for the same periods in 1994. Gross profit margins for the Company's heat processing segment were 24.3% and 23.9% for the three and six months ended June 30, 1995 compared to 35% and 26.4% for the same periods in 1994. The lower gross profit for the three and six months of 1995 compared to 1994 is due to the strong gross profit for the three months ended June 30, 1994 which was impacted by improved profitability of two large engineered contracts, along with changes in product mix. Heat processing gross profit margins vary markedly from contract to contract depending on customer specifications and other conditions related to the contract. Gross profit margins for the precision electromechanical and plastic components segment were 37.4% and 35.4% for the three and six months ended June 30, 1995 compared to 36.4% and 35% for the same periods in 1994. The higher profit margins are due to lower production costs due to productivity improvements. The gross profit margins of the Company's tire holders, lifts and related products segment declined to 14.4% and 18.1% for the three and six month periods ended June 30, 1995 compared to 20.6% and 19.7% for the same periods in 1994. The lower gross profit margins are the result of higher costs which the Company was unable to pass on to its automotive customers along with the loss of the Chrysler mini-van contract.

                    SELAS CORPORATION OF AMERICA

                   PART I - FINANCIAL INFORMATION

ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

Selling, general and administrative expenses increased to $3,868,000 and $7,595,000 for the three and six months ended June 30, 1995 compared to $3,621,000 and $7,181,000 for the same periods in 1994. The principal cause for the increase in the quarter and year-to-date was a restructuring charge of $365,000 in Europe for the severance costs associated with the reduction of staff in France and Germany.

Interest income for the three and six months ended June 30, 1995 increased to $77,000 and $153,000, compared to $62,000 and $115,000 for the same periods last year due to higher interest rates and additional funds available for short-term investment. Interest expense for the three and six month periods ended June 30, 1995 was $340,000 and $621,000 compared to $295,000 and $642,000 for the same periods ended last year. The increase in interest expense for the current quarter is due to additional short-term borrowings in Europe.

Other income (expense) includes losses on foreign exchange of $154,000 and $139,000 for the three and six months ended June 30, 1995 compared to a loss of $70,000 for the three months ended June 30, 1994 and a gain of 10,000 for the six months ended June 30, 1994.

Consolidated income taxes for the six month periods ended June 30, 1995 and 1994 are $907,000 and $1,314,000, which result in effective tax rates of 45.2% and 39.8%, respectively. The rate of tax in relation to pre-tax income in 1995 has been impacted by the settlement of a tax issue at one of the Company's European subsidiaries in the amount of approximately $139,000.

Consolidated net income (loss) for the three and six month period ended June 30, 1995 was $(64,000) and $1,100,000 compared to $1,095,000 and $1,986,000 for the same periods in 1994. The current year and quarter were unfavorably impacted by a restructuring charge of $365,000 ($285,000 net of tax), an unfavorable tax settlement in Germany of $139,000 and foreign exchange loss of $154,000. Also impacting the current quarter and year-to-date were lower sales and earnings in the heat processing segment due to a decline in orders and lower tire holders, lifts and related product segment sales and earnings due to the loss of the Chrysler mini-van contract.

Liquidity and Capital Resources

Consolidated net working capital increased to $18.7 million at June 30, 1995 from $17.9 million at December 31, 1994. The improvement in working capital is due primarily to the six month net earnings of $1.1 million partially offset by dividend payments. The largest changes in the components of working

                    SELAS CORPORATION OF AMERICA

                   PART I - FINANCIAL INFORMATION


ITEM 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations (Continued)

capital were increase in receivables of $6 million, increase in current liabilities of $6.4 million and $.6 million increase in inventories for the six month period ended June 30, 1995 compared to December 31, 1994. These increases are consistent with the billing terms on the large engineered systems contracts.

The Company believes that its present working capital position, combined with funds expected to be generated from operations and the available borrowing capacity through its revolving credit loan facilities, will be sufficient to meet its anticipated cash requirements for operating needs and capital expenditures for 1995.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (Statement No. 121). The provisions of Statement No. 121 is effective for the Company for years beginning after December 15, 1995. Management believes that Statement 121 will have no impact on the Consolidated Financial Statements of the Company.

                    SELAS CORPORATION OF AMERICA

                     PART II - OTHER INFORMATION



ITEM 4.  Submission of Matters to a Vote of Security Holders


The 1995 Annual Meeting of Shareholders of the Company was held on April 18,
1995.

At the 1995 Annual Meeting:

        (i) Messrs. Francis J. Dunleavy and Stephen F. Ryan were re-elected to the Board of Directors of the Company for terms expiring at the 1998 Annual Meeting. In such election, 2,794,280 votes were cast for Mr. Dunleavy and 2,877,030 votes were cast for Mr. Ryan. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed at the 1995 Annual Meeting by the holders of 214,630 shares withheld authority to vote for Mr. Dunleavy and those filed by the holders of 214,630 shares withheld authority to vote for Mr. Ryan. No "broker nonvotes" were received at the 1995 Annual Meeting with respect to the election of directors;

        (ii) 3,058,172 shares were voted in favor of ratifying the appointment of KPMG Peat Marwick as the Company's auditors for 1995 and 25,628 shares were voted against such proposal. Proxies filed at the 1995 Annual Meeting by the holders of 8,310 shares instructed the proxy holders to abstain from voting on such proposal. No "broker nonvotes" were received at the 1995 Annual Meeting with respect to this proposal.


ITEM 6.  Exhibits and Reports on Form 8-K


(a) Reports on Form 8-K - There were no reports on Form 8-K filed for the six months ended June 30, 1995.

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


                                       SELAS CORPORATION OF AMERICA
                                              (Registrant)





Date:   August 11, 1995
                                     Robert W. Ross
                                     Vice President and
                                     Chief Financial Officer