Form 10-Q
period 1995-09-30
SELAS CORP OF AMERICA
filed 1995-11-13
CIK 88790

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D. C.  20549

                               FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED            SEPTEMBER 30, 1995

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


            CLASS                   OUTSTANDING AT OCTOBER 27, 1995
COMMON SHARES, $1.00 PAR VALUE      3,460,050 (exclusive of 242,376
                                            treasury shares)

                     SELAS CORPORATION OF AMERICA


                              I N D E X

                                                             Page
                                                            Number

PART I - FINANCIAL INFORMATION

     Item 1.  Financial Statements

        Consolidated Balance Sheets as of
        September 30, 1995 and December 31, 1994 . . . . .  3, 4

        Consolidated Statements of Operations for the
        Three Months Ended September 30, 1995
        and 1994   . . . . . . . . . . . . . . . . . . . .  5

        Consolidated Statements of Operations for the
        Nine Months Ended September 30, 1995 and 1994. . .  6

        Consolidated Statements of Cash Flows
        for the Nine Months Ended September 30,
        1995 and 1994  . . . . . . . . . . . . . . . . . .  7

        Consolidated Statement of Shareholders' Equity
        for the Nine Months Ended September 30, 1995 . . .  8

        Notes to Consolidated Financial Statements   . . .  9, 10, 11


     Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of
              Operations   . . . . . . . . . . . . . . . .  12, 13, 14




PART II - OTHER INFORMATION


     Item 6.  Exhibits and Reports on Form 8-K   . . . . .  15

                        SELAS CORPORATION OF AMERICA

                        Consolidated Balance Sheets
                                  Assets

                                             September 30,     December 31,
                                                1995              1994
                                             (Unaudited)       (Audited)
Current assets

  Cash, including cash equivalents of
    $1,326,000 in 1995 and $4,497,000
    in 1994  . . . . . . . . . . . . . . . . $ 5,550,217      $ 5,812,508

  Accounts receivable (including unbilled
    receivables of $2,844,000 in 1995
    and $1,695,000 in 1994, less allowance
    for doubtful accounts of $551,000 in
    1995 and $513,000 in 1994) . . . . . . .  20,190,912       21,480,083

  Inventories  . . . . . . . . . . . . . . .   9,289,830        8,210,027

  Deferred income taxes  . . . . . . . . . .   1,551,612        1,414,952

  Other current assets . . . . . . . . . . .   1,172,983        1,189,942

      Total current assets . . . . . . . . .  37,755,554       38,107,512


Investment in unconsolidated affiliates  . .   1,054,705        1,705,080

Property, plant and equipment

  Land . . . . . . . . . . . . . . . . . . .   1,149,746        1,102,963

  Buildings  . . . . . . . . . . . . . . . .  11,782,153       11,332,798

  Machinery and equipment  . . . . . . . . .  16,693,213       15,162,425

                                              29,625,112       27,598,186

  Less:  Accumulated depreciation  . . . . .  13,028,687       11,291,064

    Net property, plant and equipment  . . .  16,596,425       16,307,122

Deferred pension cost. . . . . . . . . . . .     337,841          379,178

Notes receivable   . . . . . . . . . . . . .     379,239          376,996

Excess of cost over net assets of acquired
  subsidiary, less accumulated amortization
  of $725,000 and $476,000 . . . . . . . . .  12,541,278       12,790,019

Other assets including patents, less
  amortization . . . . . . . . . . . . . . .     415,698          454,416

                                             $69,080,740      $70,120,323
                                             ===========      ===========

     See accompanying notes to the consolidated financial statements.

                          SELAS CORPORATION OF AMERICA

                          Consolidated Balance Sheets
                     Liabilities and Shareholders' Equity

                                             September 30,     December 31,
                                                1995              1994
                                             (Unaudited)       (Audited)

Current liabilities

  Notes payable . . . . . . . . . . . . . .  $ 3,629,061      $      --
  Current maturities of long-term debt  . .    1,910,126        2,389,664
  Accounts payable  . . . . . . . . . . . .    6,412,987       10,563,966
  Federal, state and foreign income taxes .      412,319          446,624
  Customers' advance payments on contracts       480,679          761,792
  Guarantee obligations and estimated future
    costs of service  . . . . . . . . . . .    1,270,252        1,156,296
  Other accrued liabilities . . . . . . . .    5,102,686        4,853,978

      Total current liabilities . . . . . .   19,218,110       20,172,320

Long-term debt  . . . . . . . . . . . . . .    9,919,283       11,136,028
Pension plan obligation . . . . . . . . . .      450,463          491,800
Other postretirement benefit obligations  .    4,008,986        3,939,303
Deferred income taxes . . . . . . . . . . .    1,196,328        1,282,959


Contingencies and commitments

Shareholders' equity

  Common shares, $1 par; 10,000,000 shares
    authorized; 3,702,426 and 3,697,426
    shares issued, respectively . . . . . .    3,702,426        3,697,426

  Additional paid-in capital  . . . . . . .   13,512,005       13,484,640
  Retained earnings . . . . . . . . . . . .   15,771,525       14,886,035
  Foreign currency translation adjustment      1,796,174        1,524,372
  Minimum pension liability adjustment          (112,623)        (112,623)

  Less:  242,376 common shares held in
    treasury, at cost . . . . . . . . . . .     (381,937)        (381,937)

      Total shareholders' equity  . . . . .   34,287,570       33,097,913

                                             $69,080,740      $70,120,323
                                             ===========      ===========




        See accompanying notes to the consolidated financial statements.

                        SELAS CORPORATION OF AMERICA

                   Consolidated Statements of Operations
                                 (Unaudited)



                                             Three Months Ended
                                        September 30,    September 30,
                                            1995             1994

Sales, net                              $15,713,794      $15,490,043

Operating costs and expenses
  Cost of sales                          11,360,221       10,454,437
  Selling, general and
    administrative expenses               3,400,626        3,706,519

Operating income                            952,947        1,329,087

Interest (expense)                         (353,835)        (335,269)
Interest income                             101,282           90,978
Other income (expense), net                  23,356           10,973

Income before income taxes                  723,750        1,095,769

Income taxes                                350,132          508,014

Net income                              $   373,618      $   587,755
                                        ===========      ===========

Earnings per common and
  common equivalent share                      $.11             $.17
                                        ===========      ===========


Weighted average common and common
  equivalent shares outstanding           3,460,000        3,455,000











    See accompanying notes to the consolidated financial statements.

                      SELAS CORPORATION OF AMERICA

                 Consolidated Statements of Operations
                               (Unaudited)


                                               Nine Months Ended
                                        September 30,    September 30,
                                            1995             1994

Sales, net                              $54,159,475      $55,890,361

Operating costs and expenses
  Cost of sales                          39,673,818       39,767,896
  Selling, general and
    administrative expenses              10,996,288       10,887,874

Operating income                          3,489,369        5,234,591

Interest (expense)                         (975,208)        (977,749)
Interest income                             254,450          206,217
Other income (expense), net                 (38,264)         (67,350)

Income before income taxes                2,730,347        4,395,709

Income taxes                              1,256,649        1,822,005

Net income                              $ 1,473,698      $ 2,573,704
                                        ===========      ===========




Earnings per common and
  common equivalent share                      $.43             $.75
                                        ===========      ===========


Weighted average common and common

  equivalent shares outstanding           3,459,000        3,453,000










    See accompanying notes to the consolidated financial statements.

                        SELAS CORPORATION OF AMERICA
                   Consolidated Statements of Cash Flows
                                 (Unaudited)
                                                        Nine Months Ended
                                                  September 30, September 30,
                                                      1995          1994
Cash flows from operating activities:
  Net income . . . . . . . . . . . . . . . . .    $ 1,473,698   $ 2,573,704
  Adjustments to reconcile net income to net
    cash provided (used) by operating activities:
      Depreciation and amortization  . . . . .      2,055,713     1,999,090
      Equity in (income) of unconsolidated
        affiliate  . . . . . . . . . . . . . .        (15,638)      (33,414)
      (Gain) on sale of equity in unconsoli-
        dated affiliate  . . . . . . . . . . .       (148,767)         --
      (Gain) loss on sale of property and
        equipment  . . . . . . . . . . . . . .         (7,789)        9,139
      Deferred taxes . . . . . . . . . . . . .       (205,405)     (181,117)
      Changes in operating assets and liabilities:
         Decrease in accounts receivable   . .      3,292,491     3,402,607
        (Increase) in inventories  . . . . . .     (1,100,264)     (762,644)
        (Increase) decrease in other assets  .         61,190    (1,289,680)
        (Decrease) in accounts payable . . . .     (5,573,321)   (1,925,234)
         Increase in accrued expenses  . . . .        243,171     1,595,971
         Increase (decrease) in customer advances    (305,778)     321,651
         Increase in other liabilities   . . .         34,347        44,601
             Net cash provided (used) by operating
             activities  . . . . . . . . . . .       (196,352)    5,754,674

Cash flows from investing activities:
  Purchases of property, plant and equipment .     (1,597,046)   (1,482,633)
  Proceeds from sale of property, plant and
    equipment    . . . . . . . . . . . . . . .         46,024        24,498
  Investment in subsidiary . . . . . . . . . .           --         (16,601)
  Proceeds from sale of equity in unconsolidated
    affiliate  . . . . . . . . . . . . . . . .        270,666          --
  Receipt of dividend from unconsolidated affiliate      --          34,538
  Loan made to unconsolidated affiliate  . . .           --        (288,064)
            Net cash provided (used) by
            investing activities   . . . . . .     (1,280,356)   (1,728,262)

Cash flows from financing activities:
  Proceeds from short-term bank borrowings . .      3,558,894          --
  Repayments of short-term bank borrowings . .           --      (3,297,501)
  Proceeds from long-term debt . . . . . . . .           --       1,100,000
  Repayments of long-term debt . . . . . . . .     (1,922,618)   (1,402,340)
  Proceeds from exercise of stock options  . .         28,281       124,437
  Payment of dividends . . . . . . . . . . . .       (588,209)     (518,057)

             Net cash provided (used) by financing
             activities  . . . . . . . . . . .      1,076,348    (3,993,461)

Effect of exchange rate changes on cash  . . .        138,069       155,680
Net increase (decrease) in cash and cash
  equivalents    . . . . . . . . . . . . . . .       (262,291)      188,631
Cash and cash equivalents, beginning of period      5,812,508     7,147,358

Cash and cash equivalents, end of period  . .     $ 5,550,217   $ 7,335,989
                                                  ===========   ===========
        See accompanying notes to the consolidated financial statements.

                          SELAS CORPORATION OF AMERICA

                   Consolidated Statement of Shareholders' Equity
                      Nine Months Ended September 30, 1995
                                   (Unaudited)

                                  Common Stock               Additional
                             Number of                        Paid-In
                              Shares          Amount          Capital

Balance, January 1, 1995     3,697,426      $3,697,426      $13,484,640
Net income
Exercise of 5,000 stock
  options                        5,000           5,000           27,365
Cash dividends paid
  ($.06 per share for the
   third quarter, $.055
   per share for each of
   the first two quarters)
Translation gain

Balance, September 30, 1995  3,702,426      $3,702,426      $13,512,005
                             =========      ==========      ===========
                                              Foreign        Minimum
                                              Currency       Pension
                               Retained     Translation     Liability
                               Earnings      Adjustment     Adjustment

Balance, January 1, 1995     $14,886,035    $ 1,524,372     $(112,623)
Net income                     1,473,698
Exercise of 5,000 stock
  options
Cash dividends paid
  ($.06 per share for the
   third quarter, $.055
   per share for each of the
   first two quarters)          (588,208)
Translation gain                               271,802

Balance, September 30, 1995  $15,771,525    $1,796,174      $(112,623)
                             ===========    ==========      =========
                                               Total
                             Treasury       Shareholders'
                              Stock            Equity

Balance, January 1, 1995     $(381,937)     $33,097,913
Net income                                    1,473,698
Exercise of 5,000 stock
  options                                        32,365
Cash dividends paid
  ($.06 per share for the

   third quarter, $.055 per
   share for each of the
   first two quarters)                         (588,208)
Translation gain                                271,802

Balance, September 30, 1995  $(381,937)     $34,287,570
                             =========      ===========

     (See accompanying notes to the consolidated financial statements)

                          SELAS CORPORATION OF AMERICA

                         PART I - FINANCIAL INFORMATION


ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of September 30, 1995 and December 31, 1994, and the consolidated results of its operations for the three and nine months ended September 30, 1995 and 1994 and consolidated statements of shareholders' equity and cash flows for the nine months then ended.

2. The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the 1994 Selas Corporation of America Annual Report.

3.    Inventories consist of the following:

                                      September 30,   December 31,
                                          1995            1994

       Raw material                   $2,619,488      $2,281,342
       Work-in-process                 2,597,804       2,200,579
       Finished products and
         components                    4,072,538       3,728,106

                     Total            $9,289,830      $8,210,027
                                      ==========      ==========
4.    Income Taxes

      Consolidated income taxes for the nine month periods ended September 30, 1995 and 1994 are $1,256,000 and $1,822,000 which result in effective tax rates of 46.0% and 41.4%, respectively. The rate of tax in relation to pre-tax income in 1995 has been impacted by the settlement of a tax issue at one of the Company's European subsidiaries in the amount of approximately $139,000.

5.    Legal Proceedings

      The Company is a defendant along with a number of other parties in approximately 210 lawsuits as of December 31, 1994 (650 as of December 31,
      1993) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the non-informative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The Company is also one of approximately 500 defendants in a class action on behalf of approximately 2700 present or former employees of a Texas steel mill alleging that products supplied by the defendants created a poisoned atmosphere that caused

                   SELAS CORPORATION OF AMERICA

                  PART I - FINANCIAL INFORMATION

ITEM 1.  Notes to Consolidated Financial Statements (Continued)

5.    Legal Proceedings (Continued)

      unspecified physical harm. These cases are being defended by one or more of the Company's insurance carriers presently known to be "at risk". Through October 1993, the legal costs of defense of the asbestos and steel mill cases were shared among the insurance carriers (92%) and the Company (8%). The lead insurance carrier settled a number of the cases in 1993 and requested that the Company pay a portion of the settlement amount.
      The Company declined to do so because no such payment is required by the express terms of the policies. The lead carrier then purported in October 1993 to abrogate the arrangement under which the defense costs had been shared, and the Company responded by tendering all of the cases to the lead carrier and demanding that the lead carrier honor its obligations under its policies to pay 100% of the cost of defense and 100% of all settlements and judgments up to the policy limits. The lead carrier settled approximately 450 claims in 1994 with no request for the Company to participate in any settlement and has not requested that the Company participate in any settlement for 1995. Management is of the opinion that the disposition of these lawsuits will not materially affect the Company's consolidated financial position or results of operation.

      The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits will not materially affect the Company's consolidated financial position or results of operation.

6.    Statements of Cash Flows

      Supplemental disclosures of cash flow information.

                                         Nine Months Ended
                                   September 30,     September 30,
                                      1995              1994

      Interest received . . . . . $  189,795         $  184,143
      Interest paid . . . . . . . $  867,657         $1,033,925
      Income taxes paid . . . . . $1,729,179         $1,383,516

7.    Accounts Receivable

      At September 30, 1995, the Company had $1,387,408 of trade accounts receivable due from the major U.S. automotive manufacturers and $2,662,135 of trade accounts receivable due from hearing aid manufacturers. The Company also had $7,027,354 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.

                    SELAS CORPORATION OF AMERICA

                   PART I - FINANCIAL INFORMATION


ITEM 1.  Notes to Consolidated Financial Statements (Continued)


8.    Earnings Per Common and Common Equivalent Share

      Earnings per common and common equivalent share are computed based on the weighted average number of shares outstanding each quarter, giving effect to the exercise of outstanding stock options, where dilutive.

                     SELAS CORPORATION OF AMERICA

                    PART I - FINANCIAL INFORMATION


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated net sales for the three months ended September 30, 1995 increased to $15.7 million and decreased to $54.2 million for the nine months ended September 30, 1995 compared to $15.5 million and $55.9 million for the three and nine months ended September 30, 1994. Net sales for the Company's heat processing segment were $6.7 million and $24.9 million for the three and nine months ended September 30, 1995 compared to $6.0 million and $26.8 million for the same periods in 1994. The increase in sales in this business segment for the third quarter of 1995 is due to an increase in revenues from engineered contracts. The decrease in sales for the nine months was caused by a lack of engineered contracts at the beginning of 1995. Sales and earnings of large engineered systems contracts are recognized on the percentage-of-completion method. Such contracts generally require more than twelve months to complete. Consolidated backlog for this business segment is $30.4 million at September 30, 1995 compared to $19.4 million at September 30, 1994. Net sales for the precision electromechanical and plastics component segment increased to $6.3 million and $18.5 million for the three and nine months ended September 30, 1995 compared to $5.5 million and $16.8 million for the same periods in 1994. The improved sales are due to higher sales to the hearing aid industry. Net sales for the tire holders, lifts and related products segment decreased to $2.7 million and $10.7 million for the three and nine months ended September 30, 1995 compared to $4.1 million and $12.3 million for the same periods in 1994. Lower sales for the three and nine month periods were due to the loss of the contract to provide tire lifts for the Chrysler mini-van line.

The Company's consolidated gross profit margin as a percentage of sales decreased to 27.7% and 26.7% for the three and nine month periods ended September 30, 1995 compared to 32.5% and 28.8% for the same periods in 1994. The Company's heat processing segment's gross profit margins were 27.7% and 24.9% for the three and nine month periods ended September 30, 1995 compared to 31.8% and 27.6% for the same periods in 1994. The lower gross profit margins for the segment are due primarily to lower profit margins on one large engineered steel contract which is near completion and will be completed in the fourth quarter of this year. Gross profit margins for the Company's precision electromechanical and plastic components segment for the three and nine month periods ended September 30, 1995 were 37.1% and 36% compared to 40.7% and 37% for the same periods in 1994. The lower gross profit margins for this segment are due to a change in the mix of products sold. The gross profit margins for the Company's tire holders, lifts and other products segment decreased to 6.5%

and 15.1% for the three and nine months ended September 30, 1995 compared to 21.9% and 20.4% for the same periods in 1994. The lower gross profit margins are due to higher labor and material costs which have not been passed on to the automotive customers through selling price increases, along with a drop in units produced and sold due to the loss of the Chrysler mini-van contract.

                     SELAS CORPORATION OF AMERICA

                    PART I - FINANCIAL INFORMATION

ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Selling, general and administrative expenses for the three month and nine month periods ended September 30, 1995 were $3,400,000 and $10,996,000 compared to $3,706,000 and $10,888,000 for the same periods in 1994. The lower costs in the current quarter are due to cost reductions and the slightly higher costs for the current nine months of 1% is due to general increases.

Interest income for the three and nine months ended September 30, 1995 increased to $101,000 and $255,000 compared to $90,000 and $206,000 for the same periods in 1994. The increase in interest is due in part to higher investments and higher rates on the investments. Interest expense for the three and nine month periods ended September 30, 1995 was $353,000 and $975,000 compared to $335,000 and $978,000 for the same period in 1994. The small increase in interest expense for the quarter is due to additional short-term borrowings in the current quarter.

Other income (expense) includes a foreign currency gain of $10,000 for the three months ended September 30, 1995 and a loss of $129,000 for the nine months ended September 30, 1995 compared to a loss of $8,000 and a gain of $2,000 for the same periods in 1994.

Consolidated income taxes for the nine month periods ended September 30, 1995 and 1994 are $1,256,000 and $1,822,000 which result in effective tax rates of 46.0% and 41.4%, respectively. The rate of tax in relation to pre-tax income in 1995 has been impacted by the settlement of a tax issue at one of the Company's European subsidiaries in the amount of approximately $139,000.

Liquidity and Capital Resources

Consolidated net working capital increased to $18.5 million at September 30, 1995 from $17.9 million as of December 31, 1994. The increase is primarily due to net income of $1.5 million for the nine months ended September 30, 1995, partially offset by payments of dividends and long-term borrowings. The largest changes in the components of working capital is increased inventory of $1.1 million, reduction of current liabilities of $1 million and lower accounts receivable of $1.3 million.

The Company believes that its present working capital position, combined with funds expected to be generated from operations and the available borrowings capacity through its revolving credit loan facilities, will be sufficient to meet its anticipated cash requirements for operating needs and capital expenditures for 1995.

                     SELAS CORPORATION OF AMERICA

                    PART I - FINANCIAL INFORMATION


ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 "Accounting for Stock-Based Compensation" (Statement No. 123). The provisions of Statement No. 123 is effective for the Company for years beginning after December 15, 1995. Management has not determined the impact, if any, Statement No. 123 will have on the Consolidated Financial Statements of the Company.

                    SELAS CORPORATION OF AMERICA

                     PART II - OTHER INFORMATION





ITEM 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the quarter for which this report is filed.






                      SELAS CORPORATION OF AMERICA


                              SIGNATURE









Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    SELAS CORPORATION OF AMERICA

                                         (Registrant)






Date:   November 10, 1995
                                          Robert W. Ross
                                      Vice President and CFO