Form 10-K
period 1995-12-31
SELAS CORP OF AMERICA
filed 1996-03-26
CIK 88790

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                       FORM 10-K
      (Mark One)
      (X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 1995
                                           OR
      ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                to

                             Commission File Number 1-5005

                              SELAS CORPORATION OF AMERICA
               (Exact name of registrant as specified in its charter)

                Pennsylvania                         23-1069060
      (State or other jurisdiction of      (IRS Employer Identification No.)
      incorporation or organization)

             Dresher, Pennsylvania                        19025
      (Address of principal executive office)          (Zip Code)
      Registrant's telephone number, including area code (215) 646-6600

      Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
           Title of each class                  which registered
          Common Shares, $1 par             American Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:  None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      Indicate by check mark if disclosure of delinquent filers pursuant to
      Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
      10-K or any amendment to this Form 10-K.              (X)

      The aggregate market value, as of March 1, 1996, of the voting stock held by non-affiliates of the registrant was approximately $34,775,000. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

      At March 1, 1996, there were 3,460,050 of the Company's common shares outstanding (exclusive of 242,376 treasury shares).

                          DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company's 1995 annual report to shareholders are incorporated by reference into Part II of this report. Portions of the Company's proxy statement for the 1996 annual meeting of shareholders are incorporated by reference into Part III of this report. Except for the parts of such documents that have been specifically incorporated herein by reference, such documents shall not be deemed "filed" for the purposes of this report.




                                        -2-


                                     PART I

      ITEM 1.  Business

      Selas Corporation of America (together with its subsidiaries, unless the context otherwise requires, referred to herein as the ("Company")), was incorporated in Pennsylvania in 1930. The Company is a diversified firm with international operations and sales that engages in the design, development, engineering and manufacturing of a range of products. The Company, headquartered in Dresher, Pennsylvania with subsidiaries in Minnesota, Ohio, France, Germany and Italy, operates directly or through subsidiaries in three business segments.

      Under the SelasTM name, the Company designs and manufactures specialized industrial heat processing systems and equipment for steel, glass and other manufacturers worldwide. The Company's subsidiary, Resistance Technology, Inc., designs and manufactures microminiature components and molded plastic parts primarily for the hearing instrument manufacturing industry worldwide. The Company's subsidiary, Deuer Manufacturing, Inc., manufactures spare tire holders and lifts and related products, primarily based on cable winch designs, for use principally as original equipment by the pick-up truck and minivan segment of the automotive industry.

      Financial data relating to industry segments, geographical summary of assets and operations, export sales and major customers are set forth in
      Note 4 of the Company's consolidated financial statements.

                                HEAT PROCESSING

      The Company specializes in the controlled application of heat to achieve precise process and temperature control. The Company's principal heat processing equipment and systems are large custom-engineered furnaces and smaller standard-engineered systems, burners and combustion control equipment.

      CUSTOM-ENGINEERED FURNACES

      Products and Industries Served. The Company designs specialized furnaces for use primarily in the steel and glass industries worldwide. The furnaces are engineered to subject a customer's products to carefully controlled heating and cooling processes in order to improve the physical characteristics of those products. Each furnace is custom-engineered by the Company to meet the customer's specific requirements. The Company believes that the SelasTM name, its reputation for quality and its leadership in the design and engineering of direct gas-fired heat processing furnaces are important factors in its business. The Company also offers gas-fired radiant tube and electric heating technology for heat processing furnaces.

      The Company's custom-engineered systems for the steel industry include continuous annealing furnaces and continuous galvanizing furnaces. Continuous annealing furnaces are used to heat-treat semi-finished steel sheet and strip to soften it to improve the ductility of the steel, thereby making it suitable for use in the


                                        -3-
      ITEM 1.  Business - (Continued)

      manufacture of automobiles, appliances and other items. Continuous galvanizing furnaces consist of continuous annealing furnaces plus the components used to apply a zinc coating to steel strip to improve its resistance to corrosion.

      The Company's furnaces for the glass industry are used for the tempering and bending of glass. The glass tempering process toughens glass plate through a controlled process of heating and cooling. Glass manufacturers use the Company's glass bending furnaces to heat and bend plate glass for automotive and architectural uses.

      From time to time, the Company also designs various other specialized furnaces for use by manufacturers in a variety of industries to suit particular process requirements. For example, over the years the Company has engineered large barrel line furnaces used for the continuous heat treatment of steel pipe, tube or bar.

      Marketing and Competition. The Company markets its custom-engineered furnaces on a global basis. Marketing personnel are located at the Company's offices in Dresher, Paris, Ratingen and Milan and at the offices of its 50%-owned affiliate, Nippon Selas Co., Ltd., in Tokyo. Over the years, the Company has installed custom-engineered systems throughout the world, in Europe, North America, South America, Asia, Australia and Africa. In a particular period, a single contract may account for a large percentage of sales, but the Company is not dependent on any custom-engineered systems customer on an ongoing basis.

      Company engineering and marketing personnel maintain contact with potential major steel and glass customers to determine their needs for new furnaces, typically for expansion or new technology. The Company's furnaces have long useful lives, and replacement business is not a major factor in sales of custom-engineered systems.

      The Company also markets its products and services through agents and licensees located in various parts of the world. Typically, the Company's license agreements provide that the licensee will act as the Company's sales agent in a particular territory, is granted a license to utilize the Company's heat processing technology in that territory, and is granted the right to utilize technical services provided by the Company. In exchange, the Company receives certain fees when the licensee sells the Company's products or services in the territory.

      Over the years, Japanese steel producers have aligned themselves in semi-exclusive relationships with furnace manufacturers. For a number of years, the Company has licensed direct fired furnace technology to NKK Corporation, the second largest steel producer in Japan.

      Furnaces for continuous galvanizing and annealing lines generally utilize either direct fired or radiant tube technology. The Company is the market leader for furnaces based on direct fired technology, and also sells furnaces of the radiant tube design utilized primarily by its competitors. Some of the Company's competitors are larger and have greater financial resources. Operations.

      The Company's custom-engineered furnace business is conducted principally by its wholly-owned subsidiaries, Selas S.A. (Paris), Selas Waermetechnik GmbH (Ratingen) and Selas Italiana, S.r.L. (Milan). These subsidiaries currently employ approximately 88 persons, of whom 16 are administrative personnel and 72 are sales, engineering and operations personnel. A small number of engineering and marketing management personnel located at the Company's Dresher, Pennsylvania headquarters facility are also involved from time to time in the custom-engineered furnace business.

      On large-scale projects, such as a continuous steel strip annealing or galvanizing line, the customer frequently contracts for the entire line on a turnkey basis with an engineering and construction firm specializing in line terminal equipment, and the Company acts as a subcontractor for the design, engineering, supply of material and installation of the furnace portion of the line, or, alternatively, as a subcontractor only for design and engineering. When the Company provides only design and engineering services, the prime contractor handles the fabrication and erection of the furnace. With the exception of certain proprietary parts, the Company does not manufacture the components used in such systems.

      The Company's custom-engineered furnace business is historically cyclical in nature.


      STANDARD-ENGINEERED SYSTEMS, BURNERS AND COMBUSTION CONTROL EQUIPMENT

      Standard-Engineered Systems. At its Dresher, Pennsylvania facility, the Company engineers and fabricates a variety of smaller furnaces and heat processing equipment. Although these systems are based on standard designs, the Company often adapts or re-engineers them to meet particular customer needs. These smaller systems are generally used by manufacturers in sophisticated applications for the heat treatment of finished and semi-finished parts.

      The Company's standard-engineered systems include atmosphere-controlled furnaces for heat treating finished metal parts. Its continuous heat treating systems include not only the hardening and tempering furnaces central to the system, but also the ancillary loading, quenching and washing equipment.

      The Company also manufacturers large non-atmosphere-controlled batch-type furnaces in a variety of designs. The Company's carbottom furnaces enable its customers to remove the furnace hearth, running on tracks similar to a railroad car, from the stationary furnace for loading and unloading. With its hood furnaces, the furnace itself can be lifted from the stationary hearth for loading and unloading. Carbottom and hood furnaces are used to heat treat large, usually semi-finished, metal parts of a variety of shapes and sizes. Clamshell furnaces designed by the Company open and close around steel rolls to produce a gradation of metal characteristics due to the differential heating of the steel roll. The Company's standard batch furnaces are supplied to customers with a need for the precise, accurately controlled application of heat to their products.

      The Company's standard systems also include automatic brazing and soldering systems used in the assembly of radiators, air conditioner coils and electrical appliances. The precise application of heat in these systems improves a customer's product quality and uniformity while reducing production costs. The Company also produces the fuel mixing and monitoring systems, burners and product handling equipment necessary for these systems.

      The Company also produces custom designed barrel furnaces used primarily to heat treat long metal parts, and also produces specialized glass lehrs for heating glass products.

      Burners and Combustion Control Equipment. The Company designs, manufactures and sells an array of original equipment and replacement gas-fired industrial burners for many applications. The Company is a producer of burners used in fluid processing furnaces serving the petrochemical industry. One type of fluid processing burner is capable of minimizing the emission of oxides of nitrogen as combustion products. As many jurisdictions reduce the permissable level of emissions of these compounds, the Company believes that the demand for "low NOx" burners will increase. The Company also produces burners suitable for creating a high temperature furnace environment desirable in steel and glass heat treating furnaces. The Company's burners accommodate a wide variety of fuel types, environmental constraints and customer production requirements.

      The Company furnishes many industries with gas combustion control equipment sold both as component parts and as systems that have been custom-engineered to meet a particular customer's needs. This equipment is provided with the Company's original custom-engineered and standard heat treating equipment, as replacement or additional components for existing furnaces being refurbished or upgraded, and as original components for heat treating equipment manufactured by others. The components of the combustion control systems include mixing valves capable of mixing gas and air and controlling the air/gas ratio, pressure and total flow of the mixed gases. The Company also produces its Qual-O-RimeterTM automated monitoring and control device used in conjunction with its mixing valves to maintain precise, uniform heat release and flame shape, despite fluctuations in fuel mix and quality, air temperature and humidity.

      Additional combustion control products include Flo-ScopeTM flow meters, which measure the rate of flow of gases, and automatic fire checks and automatic blowouts, which arrest flame and pressure resulting from backfire from the burners into the pipe line.

      Marketing and Competition. The Company markets its standard-engineered systems products on a global basis through its sales and marketing personnel located in Dresher, and also sells these products through licensees and agents located in various parts of the world. Although the Company competes for orders for such products with many other manufacturers, some of which are larger and have greater financial resources, the Company believes that its reputation and its high standard for quality allow it to compete effectively with other manufacturers.

      Operations. At its Dresher facility, the Company employs approximately 70 persons, of whom 16 are executive and administrative personnel, 15 are sales and engineering personnel and 39 are personnel engaged in manufacturing. The hourly personnel are represented by a union, and the current union contract expires May 1, 1998. The Company considers its relations with its employees to be satisfactory.

      The principal components used in the Company's heat processing equipment and other products are steel, special castings (including high-alloy materials), electrical and electronic controls and materials handling equipment. These items are available from a wide range of independent suppliers.

      Research and Development. The Company conducts research and development activities at its Dresher facility to support its heat processing services and products. The Company's research efforts are designed to develop new products and technology as well as to improve existing products and technology. For example, the Company's research and development activities have led to the redesign and upgrade of its air-mixing valve process. The Company also conducts research on behalf of particular customers in connection with customers' unusual process needs. Research and development expenditures for heat processing aggregated $188,000, $194,000 and $251,000 in 1995, 1994 and 1993, respectively.

      It is the Company's policy to apply for domestic and foreign patents on those inventions and improvements which it considers significant and which are likely to be incorporated in its products. It owns a number of United States and foreign patents and has a number of additional applications pending. It is licensed under patents owned by others and has granted licenses to others on a fee basis. The Company believes that, although these patents collectively are valuable, no one patent or group of patents is of material importance to its business as a whole.

                 MICROMINIATURE COMPONENTS AND MOLDED PLASTICS

      Resistance Technology, Inc. ("RTI"), a wholly-owned subsidiary whose outstanding capital stock the Company acquired on October 20, 1993, manufactures microminiature components and molded plastic parts primarily for the hearing instrument manufacturing industry worldwide.

      Products and Industries Served. RTI is a leading manufacturer and supplier of microminiature electromechanical components to hearing instrument manufacturers. These components consist of volume controls, trimmer potentiometers and switches. RTI also manufactures hybrid amplifiers and integrated circuit components ("hybrid amplifiers"), along with faceplates for in-the-ear and in-the-canal hearing instruments. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer's individualized specifications. Sales to hearing instrument manufacturers represented approximately 91% of RTI's 1995 annual net sales.

      Hearing instruments, which fit behind or in a person's ear to amplify and process sound for a hearing impaired person, generally are composed of four basic parts and several supplemental components for control or fitting purposes. The four basic parts are microphones, amplifier circuits, miniature receivers/speakers and batteries. RTI's hybrid amplifiers are a type of amplifier circuit. Supplemental components include volume controls, trimmer potentiometers, which shape sound frequencies to respond to the particular nature of a person's hearing loss, and switches used to turn the instrument on and off and to go from telephone to normal speech modes. Faceplates and an ear shell molded to fit the user's ear often serve as a housing for hearing instruments.

      The potential range of applications for RTI's molded plastic parts is broad. RTI has produced intravenous flow restrictors for a medical instruments manufacturer and cellular telephone battery sockets for a telecommunications equipment manufacturer. Sales to industries other than the hearing instrument industry represented approximately 9% of RTI's 1995 annual net sales.

      RTI manufactures its components on a short lead-time basis in order to supply "just-in-time" delivery to its customers. Due to the short lead-time, the Company does not include orders from RTI's customers in its published backlog figures.

      Marketing and Competition. RTI sells its hearing instrument components directly to domestic hearing instrument manufacturers through an internal sales force. Sales of molded plastic parts to industries other than hearing instrument manufacturers are made through independent sales representatives. In recent years, three companies have accounted for a substantial portion of the U.S.

      hearing instrument sales. In 1995, these three customers accounted for approximately 38% of RTI's net sales.

      Internationally, sales representatives employed by Resistance Technology, GmbH ("RT, GmbH"), a German company 80% of whose capital stock is owned by RTI, solicit sales from European hearing instrument manufacturers and facilitate sales with Japanese and Australian hearing instrument markets.

      RTI believes that it is the largest supplier worldwide of microminiature electromechanical components to hearing instrument manufacturers and that its full product line and automated manufacturing process allow it to compete effectively with other manufacturers with respect to these products.

      In the market of hybrid amplifiers and molded plastic faceplates, RTI's primary competition is from the hearing instrument manufacturers themselves. The hearing instrument manufacturers produce a substantial portion of their internal needs for these components.

      Operations. RTI currently employs 280 people, of whom 28 are executive and administrative personnel and 252 are sales, engineering and operations personnel at RTI's two facilities near Minneapolis, Minnesota. A small number of sales personnel employed by RT, GmbH are located in Munich, Germany.

      As a consumer products manufacturer, RTI is subject to claims for personal injuries allegedly caused by its products. While the Company maintains what it believes to be adequate insurance coverage, it retains a self-insured deductible under its liability insurance policies.

      Research and Development. RTI conducts research and development activities primarily to improve its existing products and technology. RTI's research and development expenditures were $1,106,000, $896,000 and $125,000 in 1995, 1994 and 1993, respectively. The expense for 1993 represents the part of the year it was owned by the Company.

      RTI owns a number of United States patents which cover a number of product designs and processes. The Company believes that, although these patents collectively add some value to the Company, no one patent or group of patents is of material importance to its business as a whole.

                   TIRE HOLDERS, LIFTS AND RELATED PRODUCTS

      Deuer Manufacturing, Inc. ("Deuer"), a wholly-owned subsidiary, manufactures tire holders, lifts, and other related products based principally on cable winch designs.

      Products and Industries Served. Deuer is a leading supplier of spare tire holders used on light trucks and mini-vans manufactured by the major domestic automotive manufacturers. Deuer's spare tire holder holds the spare tire to the underbody of the vehicle by means of a steel cable running to the underside of the vehicle's frame. One end of the steel cable is attached to a hub placed through the center of the spare tire's rim, and the other end is attached to a hand-operated winch mounted at an accessible location on the vehicle. The spare tire holding system permits the spare tire to be stored in a remote location and to be easily removed without the need to crawl under the vehicle. During 1995, sales of spare tire holders accounted for approximately 87% of Deuer's net sales.

      Deuer also produces a variety of hand-operated hoist-pullers, using primarily a cable winch design, sold under the Mini-MuleTM brand name. These products, which retail from $30 to $60, are portable hand winches designed for a variety of uses, such as pulling objects, rigging loads and installing fencing. Deuer furnishes these hoist-pullers in a variety of sizes and capacities. It also manufactures accessories for use with the products, including slings, clamps, blocks and gantries.

      Deuer manufactures products on a short lead time basis in order to furnish "just-in-time" delivery to its automotive customers. Because of the substantial variances between manufacturers' estimated and actual requirements, the Company does not include blanket order commitments from automotive manufacturers in its published backlog figures.

      Marketing and Competition. Deuer sells its spare tire holders directly to domestic automotive manufacturers. Deuer's spare tire holders are sold to Chrysler Corporation, General Motors, Ford Motor Company and Mobile Home Manufactures. The design and quality of Deuer's spare tire holders have been recognized by its major customers. The Company sells its hoist-pullers through a network of distributors as well as directly to some large retail outlets.

      Deuer is one of several suppliers of spare tire holders to domestic mini-van and light truck manufacturers. Some of Deuer's competitors are larger and have greater financial resources. The Company believes that price and Deuer's reputation for quality and reliability of delivery are important factors in competition for business from the domestic automotive manufacturers. A number of other domestic and foreign manufacturers sell hoist-pullers to the retail market, and Deuer's share of this market is relatively small.

      Operations. At its Dayton facility, Deuer employs 17 executive and administrative personnel and approximately 136 manufacturing employees. Some of the manufacturing employees are represented by a union, and the current union contract expires in October 1998. Deuer considers its relations with its employees to be satisfactory.

      Deuer's principal raw material is coil rolled steel which is widely available. Deuer also conducts research and development activities which consist of the development of new products and technology and the modification of existing products. Deuer's research and development expenditures aggregated $171,000, $218,000 and $219,000 in 1995, 1994 and
      1993, respectively.

      As a consumer products manufacturer, Deuer is subject to claims for personal injuries allegedly caused by its products. While the

      Company maintains what it believes to be adequate insurance coverage, it retains a self-insured deductible under its liability insurance policies.

      ITEM 2.  Properties

      The Company owns the manufacturing facility in Dresher, Pennsylvania in which its standard-engineered systems, burners and combustion control equipment are produced. The Company's headquarters are located on the same 17 acre site. The 136,000 square foot Dresher facility has more space than is currently needed for the Company's operations and headquarters, and the Company is seeking to lease all or a portion of the excess office and manufacturing space to a suitable tenant. This property is subject to a mortgage. See note 8 of the Company's consolidated financial statements.

      RTI leases a 47,000 sq. ft. manufacturing facility in Arden Hills, Minnesota from a partnership consisting of three officers of RTI, one of whom, Mark S. Gorder, serves on the Company's Board of Directors. At this facility, RTI manufactures all of its products other than plastic component parts. The lease expires in October, 1996, but RTI has two consecutive 5-year renewal options. In addition, RTI owns, subject to a mortgage from a third party lender, a 20,000 sq. ft. building in Vadnais Heights, Minnesota at which RTI produces plastic component parts. (See notes 8 and 17 of the Company's consolidated financial statements.)

      Deuer owns its 82,000 square foot manufacturing facility located on 6.5 acres in Dayton, Ohio, where it produces its spare tire holders and hoist-pullers. The facility is furnished with a variety of steel fabrication equipment, including punch presses, drill presses, screw machines, grinders, borers, lathes and welders.

      Deuer owns and leases an additional 11,000 square feet of excess space to several tenants, principally for storage and office use. This and the above designated Deuer property are subject to a mortgage. See note 8 of the Company's consolidated financial statements.

      Selas S.A. owns the land and building which houses its engineering, sales and administrative operations in Gennevilliers, France (outside of Paris). The land under the building is owned by Selas S.A. and the property outside of the building is jointly owned by the building owners in the office complex. The building has 22,000 square feet. This property is subject to a mortgage. See note 8 of the Company's consolidated financial statements.Selas Italiana S.r.L., the Companys Italian subsidiary, and Selas
      Waermetechnik GmbH, the Company's German subsidiary, lease facilities in Milan, Italy and Ratingen, Germany, respectively. The Milan facilities, are comprised of engineering, sales and administrative offices, and the Ratingen facilities are used for sales, administrative and engineering activities and assembly of small furnaces and furnace components and each are on a year-to-year basis. Resistance Technology, GmbH, leases office space in Munich, Germany, on a year-to-year basis, for its sales personnel. Management expects to be able to extend these leases.

      ITEM 3.  Legal Proceedings

      The Company is a defendant along with a number of other parties in approximately 112 lawsuits as of December 31, 1995 (210 as of December 31, 1994) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company.
      The Company is also one of approximately 500 defendants in a class action on behalf of approximately 2700 present or former employees of a Texas steel mill alleging that products supplied by the defendants created a poisonous atmosphere that caused unspecified physical harm. These cases are being defended by one or more of the Company's insurance carriers presently known to be "at risk." Through October 1993, the legal costs of defense of the asbestos and steel mill cases were shared among the insurance carriers (92%) and the Company (8%). The lead insurance carrier settled a number of the cases in 1993 and requested that the Company pay a portion of the settlement amount. The Company declined to do so because no such payment is required by the express terms of the policies. The lead carrier then purported in October 1993 to abrogate the arrangement under which the defense costs had been shared, and the Company responded by tendering all of the cases to the lead carrier and demanding that the lead carrier honor its obligations under its policies to pay 100% of the costs of defense and 100% of all settlements and judgments up to the policy limits. The lead carrier has settled approximately 98 and 450 claims in 1995 and 1994, respectively with no request for the Company to participate in any settlement.

      In 1995, a dispute arose under a contract between a customer and a subsidiary of the Company that was submitted to arbitration. The customer alleged that the subsidiary had breached the contract and that the customer was entitled to recision of the contract. The Company recorded revenue of approximately $1,400,000 under the contract in 1994 and had, as of December 31, 1995, a current billed receivable of $140,000 for the balance of the aggregate amount due under the contract. The subsidiary of the Company has contested the customer's claims in the arbitration proceeding.

      ITEM 4.  Submission of Matters to a Vote of Security Holders

                None




                                        -12-
     ITEM 4A.  Executive Officers of the Company

      The names, ages and offices (as of February 28, 1996) of the Company's officers were as follows:

           Name                 Age            Office

      Stephen F. Ryan           60           President and Chief
                                             Executive Officer

      Christian Bailliart       47           Vice President and Chairman-
                                             Director Generale of Selas S.A.

      Frank J. Boyle            66           Vice President, Sales and
                                             Engineering

      James C. Deuer            68           Vice President and President
                                             of Deuer Manufacturing, Inc.

      Mark S. Gorder            49           Vice President and President of
                                             Resistance Technology, Inc.

      Robert W. Ross            47           Vice President, Chief Financial
                                             Officer, Treasurer and Secretary


      Mr. Ryan joined the Company in May 1988, as President and Chief Executive Officer. Mr. Bailliart joined Selas S.A. in 1974 and in January 1, 1993 was promoted to Vice President of the Company and Chairman-Director Generale of Selas S.A. In 1989 he was promoted to Chairman-Director Generale of Selas S.A. from Vice President,
      Treasurer. Mr. Boyle joined the Company in 1961 and has held various management positions in research and development, applications engineering and sales. He was appointed Vice President-Sales and Engineering in July 1988. Mr. Deuer joined the Company as President of Deuer Manufacturing when it was acquired in May, 1986 and was promoted to Vice President of the Company and President of Deuer Manufacturing in December, 1990. From 1965 to 1986 he was President of Deuer Manufacturing. Mr. Gorder joined the Company October 20, 1993 when Resistance Technology, Inc. (RTI) was acquired. Prior to the acquisition, Mr. Gorder was President and one of the founders of RTI, which began operations in 1977. Mr. Gorder was promoted to Vice President of the Company and elected to the Board of Directors in 1996. Mr. Ross joined the Company in October 1990 as Vice President - Treasurer, was elected to Chief Financial Officer January 1, 1994 and Secretary February 21, 1995. From 1981 to 1990 he was with ALPO Pet Foods, a division of Grand Metropolitan PLC, as a Controller from 1981 and as Vice President, Controller from 1988.

                                     PART II


      ITEM 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters


      The Company's common shares are listed on the American Stock Exchange. The high and low sale prices during each quarterly period during the past two years were as follows:

                                     1995                     1994
                                     Market                   Market
                                  Price Range              Price Range
      QUARTER                   HIGH     LOW             HIGH     LOW

      First                     10        8-5/8          15-5/8   13
      Second                     9-3/4    7-7/8          13-3/4   10-1/2
      Third                      8-3/4    7-3/8          12-3/8   10-3/4
      Fourth                     9-7/8    7-3/16         11-1/2    9-1/2

      At March 1, 1996, the Company had 589 shareholders of record.

      The payment of any future dividends is subject to the discretion of the Board of Directors and is dependent on a number of factors, including the Company's capital requirements, financial condition, financial covenants and cash availability.

                               1995         1994         1993

      Dividends per share:
        First Quarter          $.055        $.05         $.05
        Second Quarter          .055         .05          .05
        Third Quarter           .06          .05          .05
        Fourth Quarter          .06          .055         .05


      ITEM 6. Selected Financial Data

      Certain selected financial data is incorporated by reference to "Selas Corporation of America Five-Year Summary of Operations", page 4, and "Other Financial Highlights" (excluding graphs), page 5, of the Company's 1995 annual report to shareholders.

      ITEM 7. Management's Discussion and Analysis of Financial
              Condition and Results of Operations

      Management's Discussion and Analysis is incorporated by reference to pages 6 through 8 of the Company's 1995 annual report to shareholders.

      ITEM 8.  Financial Statements and Supplementary Data

      The Company's consolidated balance sheets as of December 31, 1995 and 1994, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1995, and the report of independent auditors thereon and the quarterly results of operations (unaudited) for the two year period ended December 31, 1995 are incorporated by reference to pages 9 to 30 of the Company's 1995 annual report to shareholders.


      ITEM 9.  Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure

               None

                                    PART III



      The information called for by Items 10, 11, 12 and 13 (except the information concerning executive officers included in Item 4A) is incorporated by reference to the Company's definitive proxy statement relating to its 1996 Annual Meeting which the Company filed on March 15, 1996. However, the portions of such proxy statement constituting the report of the Compensation Committee of the Board of Directors and the graph showing performance of the Company's common shares and certain share indices shall not be deemed to be incorporated herein or filed for purposes of the Securities Exchange Act of 1934.

                                     PART IV

      ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
                Form 8-K

                (a) The following documents are filed as a part of this report:

      1. Financial Statements - The Company's consolidated financial statements, as described below, are incorporated by reference to pages 9 through 30 of the Company's 1995 annual report to shareholders.

           Consolidated Balance Sheet at December 31, 1995 and 1994.

           Consolidated Statements of Operations for the years ended December 31, 1995, 1994 and 1993.

           Consolidated Statements of Cash Flows for the years ended December 31, 1995, 1994 and 1993.

           Consolidated Statements of Shareholders' Equity for the years ended December 31, 1995, 1994 and 1993.

           Notes to Consolidated Financial Statements.

           Report of Independent Auditors.

           Financial statements for 50% or less owned companies which are accounted for by the equity method have been omitted because they do not, considered individually or in the aggregate, constitute significant subsidiaries.

      2.   Financial Statement Schedules
                                                             Page
             Report of Independent Auditors on the Consoli-
             dated Financial Statements and Consolidated
             Financial Statement Schedules                   19

           Schedule I - Condensed Financial Information
             of Registrant (Parent only)                     20,21,22,23

           Schedule II - Valuation and Qualifying
             Accounts                                        24, 25

           All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

      3.   Exhibits

      2. Stock Purchase and Sale Agreement dated September 27, 1993 by and among the Company, RTI and the shareholders of RTI. Exhibit 2 to the Company's report on Form 8-K filed on November 3, 1993 is hereby incorporated by reference.

      ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K - (Continued)

      3A.  The Company's Articles of Incorporation as amended May 18,
           1984 and April 25, 1991. Exhibit 3A to the Company's report on Form 10-K for the year ended December 31, 1984 and Exhibit 3A1 to the Company's report on Form 10-K for the year ended December 31, 1991 are hereby incorporated herein by reference.

      3B.  The Company's By-Laws as amended through January 8, 1996.

      4A. Credit Agreement dated October 20, 1993 by and among First Fidelity Bank, N.A., Pennsylvania, the Company, RTI and Deuer. Exhibit 4A to the Company's report on Form 10-K for the year ended December 31, 1993 is hereby incorporated by reference.

      4B. Term Note, dated October 20, 1993, of the Company in favor of First Fidelity Bank, N.A., Pennsylvania. Exhibit 4(b) to the Company's report on Form 8-K filed on November 3, 1993 is hereby incorporated by reference.

      4C. Amended Credit Agreement dated July 21, 1995 which amends the Credit Agreement dated October 20, 1993 by and among First Fidelity Bank, N.A., Pennsylvania, the Company, RTI and Deuer.

      4D. Amended and Restated Revolving Credit Note, dated July 21, 1995, of the Company in favor of First Fidelity Bank, N.A. Pennsylvania.

      4E. Amended and Restated Revolving Credit Note, dated July 21, 1995, of RTI in favor of First Fidelity Bank, N.A., Pennsylvania.

      4F. Amended and Restated Revolving Credit Note, dated July 21, 1995, of Deuer in favor of First Fidelity Bank, N.A., Pennsylvania.

      10A. Form of termination agreement between the Company and Messrs. Ryan, Boyle, Deuer and Ross. Exhibit 10A to the Company's report on Form 10-K for the year ended December 31, 1994 is hereby incorporated by reference.

      10B. 1985 Stock  Option Plan, as  amended.  Exhibit
           10C to the Company's Registration Statement on Form S-2 filed on June 15, 1990 (No. 33-35443) is hereby incorporated herein by reference.

      10C. Form  of Stock Option Agreements granted under the 1985 Stock Option
           Plan. Exhibit 10D to the Company's Registration Statement on Form S-2 filed on June 15, 1990 (No. 33-35443) is hereby incorporated herein by reference.

      10D. Form of Amendments to Stock Option Agreements granted under the 1985
           Stock Option Plan. Exhibit 10E to the Company's Registration Statement on Form S-2 filed on June 15, 1990 (No. 33-35443) is hereby incorporated herein by reference.

      ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K - (Continued)

      10E. 1994 Stock Option Plan.  Exhibit 10E to the Company's report on Form
           10-K for the year ended December 31, 1993 is hereby incorporated by reference.

      10F. Form  of Stock Option Agreements granted under the 1994 Stock Option
           Plan.

      10G. Agreement  between   Selas  S.A.,  a  wholly-owned  subsidiary,  and
           Europarc Gennevilliers dated May 16, 1991 relating to the purchase of land and building to house its operations in France, accompanied by an English translation. Exhibit 10E to the Company's report on Form 10-K for the year ended December 31, 1991 is hereby incorporated by reference.

      10H. Amended and Restated Executive  Incentive Plan.  Exhibit 10G  to the
           Company's report on Form 10-K for the year ended December 31, 1994 is hereby incorporated by reference.

      10I. Supplemental Retirement Plan (amended and restated effective January
           1, 1995).

      10J. Management  Employment Agreement  dated  October  20,  1993  between
           Resistance Technology, Inc. and Mark S. Gorder.

      13. "Selas Corporation of America Five-Year Summary of Operations" contained on page 4 of the Company's 1995 annual report to shareholders; "Other Financial Highlights" (excluding graphs) contained on page 5 of the company's 1995 annual report to shareholders; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 6-8 of the Company's 1995 annual report to shareholders; and the Company's consolidated financial statements, including the "Notes to Consolidated Financial Statements" and the "Report of Independent Auditors" contained on pages 9-30 of the Company's 1995 annual report to shareholders.

      21.  List of significant subsidiaries of the Company.

      23.  Consent of Independent Auditors.

      24.  Powers of Attorney.

      99. Portions of the Company's definitive proxy statement for its 1996 Annual Meeting of shareholders responsive to Items 10, 11, 12 and 13 in Part III hereof, which was filed prior to March 15, 1996, are hereby incorporated herein by reference. However, the portions of such proxy statement constituting the report of the Compensation Committee of the Board of Directors and the graph showing performance of the Company's common shares and certain share indices shall not be deemed to be incorporated herein or filed for purposes of the Securities Exchange Act of 1934.

               (b) Reports on Form 8-K - There were no reports on Form 8K filed for the three months ended December 31, 1995.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES







      The Board of Directors and Shareholders
      Selas Corporation of America:


      We have audited the consolidated financial statements of Selas Corporation of America and subsidiaries as listed in the accompanying index. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedules as listed in the accompanying index. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selas Corporation of America and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1995, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.




      Philadelphia, Pennsylvania
      February 12, 1996




                                         -20-
                                                             SCHEDULE I



                SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                    Condensed Financial Information of Registrant
                                   Balance Sheets
                             December 31, 1995 and 1994


      ASSETS                                        1995            1994

      Current assets:

        Cash                                     $ 1,378,267     $ 4,318,953

        Accounts receivable (including
          $6,428,864 and $3,768,318 due from
          subsidiaries in 1995 and 1994,
          respectively, eliminated in con-
          solidation), less allowance for doubt-
          ful accounts of $10,000 in both years   10,191,115       5,266,608

        Inventories, at cost                       3,170,396       3,213,006

        Prepaid expenses and other current
          assets                                     850,367         955,180

              Total current assets                15,590,145      13,753,747


      Investment in wholly-owned subsidiaries     39,853,600      38,685,502

      Property and equipment, at cost              5,594,309       5,403,914

      Less:  accumulated depreciation             (4,315,616)     (4,152,988)

                                                   1,278,693       1,250,926
      Other assets and investment in
        unconsolidated affiliate                   1,527,661       1,894,514

               Total Assets                      $58,250,099     $55,584,689
                                                 ===========     ===========




                                         -21-

                                                             SCHEDULE I


               SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                    Condensed Financial Information of Registrant
                                   Balance Sheets
                              December 31, 1995 and 1994
      LIABILITIES AND SHAREHOLDERS' EQUITY          1995            1994

      Current liabilities:

        Notes payable and current maturities
          of long term debt                      $ 1,900,000     $ 2,150,000

        Accounts payable (including $8,582,000
          and $4,976,689 due to subsidiaries
          in 1995 and 1994, respectively,
          eliminated in consolidation)             9,224,558       5,891,721

        Accrued expenses                           2,667,584       2,631,136

            Total current liabilities             13,792,142      10,672,857

      Long-term debt                               5,851,117       7,750,000

      Other postretirement benefit obligations     3,513,715       3,451,327

      Deferred income taxes                          116,767         120,792

      Pension plan obligation                        320,184         491,800

      Contingencies and commitments

      Shareholders' equity

      Common stock                                 3,702,426       3,697,426

      Retained earnings and other equity          31,335,685      29,782,424

      Less:  242,376 common shares held in
             treasury, at cost                      (381,937)       (381,937)

           Total shareholders' equity
                                                  34,656,174      33,097,913
           Total Liabilities and
           Shareholders' Equity                  $58,250,099     $55,584,689
                                                 ===========     ===========


          See accompanying notes to the consolidated financial statements.


                                           -22-


                                                                     SCHEDULE I


                 SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES
                      CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                STATEMENTS OF OPERATIONS
                      YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                            1995           1994         1993


      Sales - net                       $13,729,233    $ 8,889,438 $10,168,291

      Add back:  license fees and
        corporate charges paid by
        subsidiaries, eliminated in
        consolidation                       720,192        992,930   1,042,831

                                         14,449,425      9,882,368  11,211,122

      Costs and expenses:

        Cost of goods sold                8,289,761      5,638,307   7,765,096

        Selling, general and adminis-
          trative expenses                3,467,857      3,644,655   2,777,091

        Rent and depreciation               337,845        305,321     307,705

                                         12,095,463      9,588,283  10,849,892

      Income before income taxes and
        equity in net income of
        subsidiaries                      2,353,962        294,085     361,230

      Provision for income taxes            927,328         20,614      12,356

      Income before equity in net
        income of subsidiaries            1,426,634        273,471     348,874

      Equity in net income of
        subsidiaries                        873,390      2,830,568     998,597



            Net income                  $ 2,300,024    $ 3,104,039 $ 1,347,471
                                        ===========    ===========  ==========

             See accompanying notes to the consolidated financial statements.



                                           -23-
                                                                     SCHEDULE I

                  SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                     CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT
                                 STATEMENTS OF CASH FLOWS
                       YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                                            1995           1994        1993

      OPERATING ACTIVITIES
        Net income                      $ 2,300,024    $ 3,104,039  $1,347,471
        Adjustments to reconcile net
          income to net cash provided
          (used) by operating
          activities:
            Depreciation and
              amortization                  201,806        186,666     187,224
            Other adjustments              (814,239)    (2,954,973) (1,143,984)
            Net changes in operating
              assets and liabilities     (1,495,030)     2,282,576     527,616

        Net cash provided by operating
          activities                        192,561      2,618,308     918,327

      INVESTING ACTIVITIES
        Dividend from unconsolidated
          affiliate                            --           34,538      93,669
        Acquisition of subsidiary
          company                              --          (16,601)(19,004,852)
        Return of investment in
          subsidiary company                   --             --     1,500,000
        Purchase of property, plant and
          equipment                        (217,158)       (99,331)    (62,821)
        Proceeds of sale from property,
          plant and equipment                   325             75       4,000

        Net cash (used) by investing
          activities                       (216,833)       (81,319)(17,470,004)

      FINANCING ACTIVITIES
        Proceeds from borrowings used
          to acquire subsidiary                --        1,600,000   9,950,000
        Proceeds from exercise of
          stock options                      28,281        124,437     141,406
        Repayments of short term
          borrowings                           --       (1,600,000)   (200,000)
        Payment of dividends               (795,812)      (708,085)   (645,060)
        Repayment of long term debt      (2,148,883)    (1,650,000)      --

        Net cash provided (used) by
          financing activities           (2,916,414)    (2,233,648)  9,246,346
      Increase (decrease) in cash
        and cash equivalents             (2,940,686)       303,341  (7,305,331)
      Cash and cash equivalents,
        beginning of year                 4,318,953      4,015,612  11,320,943

      Cash and cash equivalents, end
        of year                         $ 1,378,267    $ 4,318,953 $ 4,015,612
                                        ===========    =========== ===========
           See accompanying notes to the consolidated financial statements.


                                             -24-
                                                                SCHEDULE II

                SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                           VALUATION AND QUALIFYING ACCOUNTS
                     Years Ended December 31, 1995, 1994 and 1993

                   Column A               Column B           Column C
                                                            Additions

                                          Balance at   Charged to
                                          Beginning    Costs and
                Classification            of Period    Expenses       Other

      Year ended December 31, 1995:
        Reserve deducted in the balance
          sheet from the asset to which
          it applies:
            Allowance for doubtful
            accounts                  $  513,045   $  284,475   $   36,136 (a)
                                      ==========   ==========   ==========
          Deferred tax asset
            valuation allowance       $2,203,780   $  412,646   $   68,879 (a)
                                      ==========   ==========   ==========
        Reserve not shown elsewhere:
          Reserve for estimated future
            costs of service and
            guarantees                $1,156,296   $  119,903   $   58,134 (a)
                                      ==========   ==========   ==========
      Year ended December 31, 1994:
        Reserves deducted in the balance
          sheet from the asset to which
          they apply:
            Allowance for doubtful
            accounts                  $  468,308   $   25,879   $   38,639 (a)
                                      ==========   ==========   ==========
          Deferred tax asset
           valuation  allowance       $2,102,682   $   (2,933)  $  104,031 (a)
                                      ==========   ==========   ==========

        Reserve not shown elsewhere:
          Reserve for estimated future
            costs of service and
            guarantees                $  774,652   $  529,680   $   44,821 (a)
                                      ==========   ==========   ==========
      Year ended December 31, 1993:
        Reserve deducted in the balance
          sheet from the asset to which
          they apply:
            Allowance for doubtful
            accounts                  $  446,405   $   13,183   $  47,763  (a,d)
                                      ==========   ==========   =========

           Deferred tax asset
            valuation allowance       $1,881,028   $  305,263   $ (83,609) (a)
                                      ==========   ==========   ==========

        Reserve not shown elsewhere:
          Reserve for estimated future
            costs of service and
            guarantees                $1,020,910   $  198,990   $ (29,526) (a)
                                      ==========   ==========   ==========


      (Continued)


                                           -25-
                                                                 SCHEDULE II

                  SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES
                             VALUATION AND QUALIFYING ACCOUNTS
                       Years Ended December 31, 1995, 1994 and 1993


                   Column A                          Column D        Column E

                                                                     Balance at
                                                                       End of
                Classification                       Deductions        Period

      Year ended December 31, 1995:
        Reserve deducted in the balance sheet
          from the asset to which it applies:
            Allowance for doubtful accounts          $   41,407 (b)  $  792,249
                                                     ==========      ==========
            Deferred tax asset valuation allowance   $     --        $2,685,305
                                                     ==========      ==========

        Reserve not shown elsewhere:
          Reserve for estimated future costs
            of service and guarantees                $  489,546 (c)  $  844,787
                                                     ==========      ==========
      Year ended December 31, 1994:
        Reserves deducted in the balance sheet
          from the asset to which they apply:
            Allowance for doubtful accounts          $   19,781 (b)  $  513,045
                                                     ==========      ==========
            Deferred tax asset valuation allowance         --        $2,203,780
                                                     ==========      ==========
        Reserve not shown elsewhere:
          Reserve for estimated future costs of
            service and guarantees                   $  192,857 (c)  $1,156,296
                                                     ==========      ==========
      Year ended December 31, 1993:
        Reserve deducted in the balance sheet
          from the asset to which they apply:
            Allowance for doubtful accounts          $   39,043 (b)  $  468,308
                                                     ==========      ==========
            Deferred tax asset valuation allowance         --        $2,102,682
                                                     ==========      ==========
        Reserve not shown elsewhere:
          Reserve for estimated future costs
            of service and guarantees                $  415,722 (c)  $  774,652
                                                     ==========      ==========

    (a) Represents difference between translation rates of foreign currency at beginning and end of year and average rate during year.
    (b)  Uncollectible accounts charged off.
    (c)  "After job" costs charged to reserve.
    (d)  Represents increase resulting from acquisition of RTI.




                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           SELAS CORPORATION OF AMERICA
                                                   (Registrant)

                                           By:   /s/ Robert W. Ross
                                                Robert W. Ross
                                                 Vice President and
                                                  Chief Financial Officer
      Dated:  March 19, 1996

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of members of the Board of Directors) on behalf of the registrant and in the capacities and on the dates indicated.


      *By:                                  /s/ Stephen F. Ryan
      Stephen F. Ryan                      Stephen F. Ryan
      Attorney-In-Fact                     President, Chief Executive
      March 19, 1996                       Officer and Director
                                           March 19, 1996

                   *                        /s/ Robert W. Ross
      John H. Austin, Jr.                  Robert W. Ross
      Director                             Vice President, Principal
      March 19, 1996                       Financial and Accounting Officer
                                           March 19, 1996

                   *
      Frederick L. Bissinger
      Director
      March 19, 1996


                   *
      Roy C. Carriker
      Director
      March 19, 1996


                   *
      Francis J. Dunleavy
      Director
      March 19, 1996


                   *
      Mark S. Gorder
      Director
      March 19, 1996
                   *
      Ralph R. Whitney, Jr.
      Director
      March 19, 1996





                                       EXHIBIT INDEX





      EXHIBITS:

      3B.   The Company's By-Laws as amended through January 8, 1996.

      4C. Amended Credit Agreement dated July 21, 1996 which amends the Credit Agreement dated October 20, 1993 by and among First Fidelity Bank, N.A., Pennsylvania, the Company, RTI and Deuer.

      4D. Amended and Restated Revolving Credit Note, dated July 21, 1995, of the Company in favor of First Fidelity Bank, N.A., Pennsylvania.

      4E. Amended and Restated Revolving Credit Note, dated July 21, 1995, of RTI in favor of First Fidelity Bank, N.A., Pennsylvania.

      4F. Amended and Restated Revolving Credit Note, dated July 21, 1995, of Deuer in favor of First Fidelity Bank, N.A., Pennsylvania.

      10F. Form of Stock Option Agreements granted under the 1994 Stock Option Plan.

      10I. Supplemental Retirement Plan (amended and restated effective January 1, 1995).

      10J. Management Employment Agreement dated October 20, 1993 between Resistance Technology, Inc. and Mark S. Gorder.

      21.   List of significant subsidiaries of the Company.

      23.   Consent of Independent Auditors.

      24.   Powers of Attorney.



                                                          EXHIBIT 3B

                             Amended through 1/8/96

                                                                         BY-LAWS
                                                                            of

                                      SELAS CORPORATION OF AMERICA
                                      (A Pennsylvania Corporation)

                            MEETINGS OF SHAREHOLDERS

                                    Section 1.01.  Place of Meeting.  Meetings
      of shareholders of the Corporation shall be held at such place, within the Commonwealth of Pennsylvania or elsewhere, as may be fixed by the Board of Directors. If the Board shall not fix a place for such meetings, they shall be held at the Offices of the Corporation in Dresher, Pennsylvania.

                                    Section 1.02.  Annual Meeting.  The Annual
      Meeting of Shareholders for the election of Directors and the transaction of any further business that may be brought before the meeting, shall, unless the Board of Directors shall fix some other hour or day therefore, be held at 2 o'clock p.m. on the last Tuesday in April of each year, if not a legal holiday under the laws of the Commonwealth of Pennsylvania, and, if a legal holiday, then on the next succeeding secular day not a legal holiday under the laws of said Commonwealth. If for any reason such meeting should not be held at the time fixed therefor, such election may be held at a subsequent meeting called for that purpose.

                                    Section 1.03.  Notice of Meetings.  Notice
      of every Annual Meeting of Shareholders shall be given by the Secretary.

                                    Notice of all meetings of shareholders
      shall be given to each shareholder of record entitled to vote at the meeting, at least ten days prior to the day named for the meeting, unless a greater period of notice is by law required in a particular case.

                                    Section 1.04.  Organization.  At every
      meeting of the shareholders, the President, or in his absence, a Vice President shall act as Chairman; and the Secretary, or in his absence, a person appointed by the Chairman, shall act as Secretary.

                                    Section 1.05.  Voting.  Except as otherwise
      specified herein or in the Articles or provided by law, all matters shall be decided by the vote of the holders of a majority of the outstanding shares entitled to vote, present in person or represented by proxy, at a meeting at which a quorum shall be present, though such a majority be less than a majority of all the shares entitled to vote thereon.

                                    In each election for Directors, the
      candidates receiving the highest number of votes, up to the number of Directors to be elected in such election, shall be elected.


                                 II.  DIRECTORS

                                    Section 2.01.  Number,
      Classification, Term of Office and Removal of Directors.

                                             (a)          The number of
      Directors of the Corporation shall be seven.

                                             (b)          The Directors shall
      be classified with respect to the time for which they shall severally hold office. The Board of Directors shall be divided into three classes of Directors, as nearly equal in number of Directors as possible, to be known as Classes "A", "B", and "C". Class A Directors shall each be elected and hold office initially for one (1) year, or until the next annual election; Class B Directors shall be elected and hold office initially for two (2) years or until the second annual election; and Class C Directors shall each be elected and hold office initially for three (3) years, or until the third annual election. Each Director shall hold office for the term for which he is elected and until his successor shall have been elected and qualified. At each annual election, the successors to the class of Directors whose term shall expire in that year shall be elected to hold office for the term of three (3) years, so that the term of office of one class of Directors shall expire each year. If the number of Directors is changed, any newly-created directorships or any decrease in directorships shall be so apportioned among the classes so as to make all classes as nearly equal in number as possible. Any Director or the entire Board of Directors may be removed with or without cause only upon the affirmative vote of two-thirds (2/3) of all of the shares outstanding and entitled to vote; provided that the Board of Directors shall retain the right conferred by Section 405B of the Pennsylvania Business Corporation Law, as amended from time to time, to declare vacant the office of a Director for the reasons specified therein.

                                    Section 2.02.  Resignations.  Any Director
      may resign at any time by giving written notice to the Board of Directors or to the Secretary. Such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein; and, unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

                                    Section 2.03.  Annual Meeting.  Immediately
      after each annual election of Directors, the Board of Directors shall meet for the purpose of organization, election of Officers, and the transaction of other business, at the place where such election of Directors was held. Notice of such meeting need not be given. In the absence of a quorum at said meeting, the same may be held at any other time or place which shall be specified in a notice given as hereinafter provided for special meetings of the Board of Directors.

                                    Section 2.04.  Regular Meetings.  Regular
      meetings of the Board of Directors shall be held at such time and place as shall be designated from time to time by standing resolution of the Board. If the date fixed for any such regular meeting be a legal holiday under the laws of the State where such meeting is to be held, then the same shall be held on the next succeeding secular day not a legal holiday under the laws of said State, or at such other time as may be determined by resolution of the Board.
      At such meetings, the Directors may transact such business as may be brought before the meeting.

                                    Section 2.05.  Special Meetings.  Special
      meetings of the Board of Directors may be called by the President, by a Corporate Vice President, by the Secretary, or by two or more of the Directors, and shall be held at such time and place as shall be designated in the call for the meeting.

                                    Section 2.06.  Notice of Meetings.  Written
      notice of each special meeting shall be given, by or at the direction of the person or persons authorized to call such meeting, to each Director at least two days prior to the day named for the meeting.

                                    Notice of regular meetings need not be
      given.

                                    Section 2.07.  Organization.  At every
      meeting of the Board of Directors, a Chairman chosen by a majority of the Directors present, shall preside, and the Secretary, or in his absence, any person appointed by the presiding officer, shall act as Secretary.

                                    Section 2.08.  Compensation of Directors.
      Each Director shall receive such compensation as from time to time may be fixed by the Board. Directors may also be reimbursed by the Corporation for all reasonable expenses incurred in traveling to and from the place of each meeting of the Board or any committee thereof.

           Section 2.09.  Indemnification and Liability of Directors and
      Officers.

                                    A.  Personal Liability of Directors.  A
      director of the Corporation shall not be personally liable for monetary damages for any action taken, or any failure to take any action, as a director to the extent that under the terms of the Director's Liability Act, 42 Pa. Cons. Stat. Para. 8361 et seq., as modified by any Pennsylvania statute thereafter enacted, a director's liability for monetary damages may not be limited.

                                    B.  Indemnification.  The Corporation shall
      indemnify any person who was or is a party (other than a party plaintiff suing in his own behalf or in the right of the Corporation) or is threatened to be made a party to any threatened, pending or completed action, suit or proceeding, including actions by or in the right of the Corporation, whether civil, criminal, administrative or investigative, by reason of the fact that such person is or was a director or officer of the Corporation, or is or was serving while a director or officer of the Corporation at the request of the Corporation as a director, officer, employee, agent fiduciary or other representative of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against expenses (including attorney's fees), judgements, fines, excise taxes and amounts paid in settlement actually and reasonably incurred by such person in connection with such action, suit or proceeding unless the act or failure to act giving rise to the claim for indemnification is determined by a court to have constituted willful misconduct or recklessness.

                                    C.  Advancement of Expenses.  Expenses
      actually and reasonably incurred by an officer or director of the Corporation in defending a civil or criminal action, suit or proceeding described in paragraph B shall be paid by the Corporation in advance of the final disposition of such action, suit or proceeding (regardless of the financial condition of such director or officer) upon receipt of an undertaking by or on behalf of such person to repay such amount if it shall ultimately be determined that the person is not entitled to be indemnified by the Corporation.

                                    D.  Other Rights.  The indemnification and
      advancement of expenses provided by or pursuant to this Section shall not be deemed exclusive of any other rights to which those seeking indemnification or advancement of expenses may be entitled under the Corporation's Articles of Incorporation, any insurance or other agreement, vote of shareholders or directors or otherwise, both as to actions in their official capacity and as to actions in another capacity while holding an office, and shall continue as to a person who has ceased to be a director or officer and shall inure to the benefit of the heirs, executors and administrators of such person.

                                    E.  Insurance.  The Corporation shall have
      the power to purchase and maintain insurance on behalf of any person who is or was a director, officer, employee or agent of the Corporation, or is or was serving at the request of the Corporation as a director, officer, employee or agent of another corporation, partnership, joint venture, trust, employee benefit plan or other enterprise, against any liability asserted against and incurred by him in any such capacity, or arising out of his status as such, whether or not the Corporation would have the power to indemnify him against such liability under the provisions of these By-laws.

                                    F.  Security Fund; Indemnity Agreements.
      By action by the Board of Directors (notwithstanding their interest in the transaction) the Corporation may create and fund a trust fund or fund of any nature, and may enter into agreements with its directors, officers, employees and agents for the purpose of securing or insuring in any manner its obligation to indemnify or advance expenses provided for in this Section.

                                    G.  Modification.  The duties of the
     Corporation to indemnify and to advance expenses to a director or officer provided in this Section shall be in the nature of a contract between the Corporation and each such director or officer, and no amendment or repeal of any provision of this Section, and no amendment or termination of any trust or other fund created pursuant to Paragraph F, shall alter, to the detriment of such director or officer, the right of such person to the advance of expenses or indemnification related to a claim based on an act or failure to act which took place prior to such amendment, repeal or termination.


                                    Section 2.10.  Participation in Meetings.
      One or more directors may participate in a meeting of the Board or a committee of the Board by means of conference telephone or similar communications equipment by which all persons participating at the meeting can hear each other.


                                  III.  COMMITTEES

                                    Section 3.01.  Executive Committee.  The
      Board of Directors shall have authority to appoint an Executive
      Committee comprised of members of the Board of Directors. If such Executive Committee be appointed, it shall have such duties and responsibilities as shall be conferred upon it from time to time by the Board of Directors, including the right to act as to matters arising between meetings of the Board, except as to matters which, by law, require action by the Board. If so appointed, the Executive Committee shall report on its actions to the Board from time to time as appropriate or as may be requested by the Board.

                                    Section 3.02.  Other Committees.  The Board
      of Directors may at any time and from time to time, appoint such standing committees and/or such special committees, consisting of Directors or others, to perform such duties and make such investigations and reports as the Board shall by resolution determine. Such committees shall determine their own organization and times and places of meeting, unless otherwise directed by such resolution.


                                 IV.  OFFICERS

                                    Section 4.01.  Number.  The Officers of the
      Corporation shall be a President, a Secretary, a Treasurer and may include one or more Corporate Vice Presidents, and a Controller, and such other Officers and Assistant Officers as the Board of Directors may from time to time designate.

                                    Section 4.02.  Qualifications.  Any two or
      more offices may be held by the same person, except that the offices of President and Secretary or Assistant Secretary shall not be held by the same person. The Officers shall be natural persons of full age.

                                    Section 4.03.  Election and Term of Office.
      The Officers of the Corporation shall be chosen by the Board of Directors at its Annual Meeting, but the Board may choose Officers or fill any vacancies among the Officers at any other meeting. Subject to earlier termination of office, each Officer shall hold office for one year and until his successor shall have been duly chosen and qualified.

                                    Section 4.04.  Resignations.  Any Officer
      may resign at any time by giving written notice to the Board of Directors, or to the President, or to the Secretary of the Corporation. Any such resignation shall take effect at the date of the receipt of such notice or at any later time specified therein; and unless otherwise specified therein, the acceptance of such resignation shall not be necessary to make it effective.

                                    Section 4.05.  Duties.

                                    (a)  The President.  The President shall be
      the Chief Executive Officer of the Corporation and shall have general supervision over the business affairs of the Corporation, shall sign, or countersign, all share certificates, contracts or other instruments of the Corporation as authorized by the Board of Directors, except in cases where the signing and execution thereof shall be expressly designated by the Board to some other officer or agent of the Corporation; shall make reports to the Board of Directors and shareholders and shall perform such other duties as are incident to his office or are properly required of him by the Board of Directors.

                                    (b)  The Vice Presidents.  In the absence
      or disability of the President, any Corporate Vice President designated by the Board of Directors may perform all the duties of the President, and, when so acting, shall have all the powers and be subject to all the restrictions upon the President; provided, however, that no Corporate Vice President shall act as a member of, or as Chairman of, any special committee of which the President is a member, except when designated by the Board of Directors. The Corporate Vice Presidents shall perform such other duties as from time to time may be assigned to them by the Board of Directors or the President.

                                    (c)  The Secretary.  The Secretary shall
      record all the votes of the shareholders and of the Directors and the minutes of the meetings of the shareholders and of the Board of Directors in a book or books to be kept for that purpose; he shall see that notices of meetings of the Board and shareholders are given and that all records and reports are properly kept and filed by the Corporation as required by law; he shall be the custodian of the Seal of the Corporation, and shall see that it is affixed to all documents to be executed on behalf of the Corporation under its Seal; and, in general, he shall perform all duties incident to the office of the Secretary, and such other duties as may from time to time be assigned to him by the Board of Directors or the President.

                                    (d)  Assistant Secretaries.  In the absence
      or disability of the Secretary, or when so directed by the Secretary, any Assistant Secretary may perform all the duties of the Secretary, and, when so acting, shall have all the powers of and be subject to all the restrictions placed upon the Secretary. The Assistant Secretaries shall perform such other duties from time to time as may be assigned to them respectively by the Board of Directors, the President or the Secretary.

                                    (e) The Treasurer.  The Treasurer shall
      have charge of all receipts and disbursement of the Corporation, and shall have or provide for the custody of its funds and securities; he shall have full authority to receive and give receipts for all money due and payable to the Corporation, and to endorse checks, drafts, warrants in its name and on its behalf and to give full discharge for the same; he shall deposit all funds of the Corporation, except such as may be required for current use, in such banks or other places of deposit as the Board of Directors may from time to time designate; and, in general, he shall perform all duties incident to the office of Treasurer and such other duties as may from time to time be assigned to him by the Board of Directors or the President.

                                    (f)  Assistant Treasurers.  In the absence
      or disability of the Treasurer, or when so directed by the Treasurer, any Assistant Treasurer may perform all the duties of the Treasurer, and, when so acting, shall have all the powers of and be subject to all the restrictions upon the Treasurer. The Assistant Treasurers shall perform such other duties as from time to time may be assigned to them respectively by the Board of Directors, the President or the Treasurer.

                                    Section 4.06.  Compensation of Officers and
      Others. The compensation of all Officers shall be fixed from time to time by the Board of Directors, or by any committee or Officer authorized by the Board so to do. No Officer shall be precluded from receiving such compensation by reason of the fact that he is also a Director of the Corporation.

                                    Additional compensation, fixed as above,
      may be paid to any Officers or employees for any year or years, based upon the success of the operations of the Corporation during such year.


                        V.  BORROWING, DEPOSITS, PROXIES, ETC.

                                    Section 5.01.  Borrowing, etc.  No Officer,
      agent or employee of the Corporation shall have any power or authority to borrow money on its behalf, to pledge its credit or to mortgage or pledge its real or personal property, except within the scope and to the extent of the authority delegated by resolution of the Board of Directors. Authority may be given by the Board for any of the above purposes and may be general or limited to specific instances.

                                    Section 5.02.  Deposits.  All funds of the
      Corporation shall be deposited from time to time to the credit of the Corporation in such banks, trust companies or other depositories as the Board of Directors may approve or designate, and all such funds shall be withdrawn only upon checks signed by such one or more Officers or employees as the Board shall from time to time determine.

                                    Section 5.03.  Proxies.  Unless otherwise
      ordered by the Board of Directors, any Officer of the Corporation may appoint an attorney or attorneys (who may be or include such Officer himself), in the name and on behalf of the Corporation, to cast the votes which the Corporation may be entitled to cast as a shareholder or otherwise in any other corporation any of whose shares or other securities are held by or for the Corporation, at meetings of the holders of the shares or other securities of such other corporation, or, in connection with the ownership of such shares or other securities, to consent in writing to any action by such other corporation, and may instruct the person or persons so appointed as to the manner of casting such votes or giving such consent, and may execute or cause to be executed in the name of and on behalf of the Corporation and under its Seal such written proxies or other instruments as he may deem necessary or proper in the premises.

                Section 5.04. Non-Applicability of Certain Provisions of Law. The provisions of Subchapters E, G and H of Chapter 25 of the Pennsylvania Business Corporation Law of 1988, as amended, and any corresponding provisions of succeeding law shall not be applicable to the Corporation.


                            VI.  SHARE CERTIFICATES; TRANSFER

                Section 6.01. Share Certificates. To the extent permitted by law, share certificates shall be signed by the President, or a Corporate Vice President and by the Secretary or the Treasurer, or by an Assistant Secretary or Assistant Treasurer of the Corporation, but, to the extent permitted by law, such signatures may be facsimiles, engraved or printed.

                Section 6.02. Transfer of Shares. Transfer of share certificates and the shares represented thereby shall be made only on the books of the Corporation by the owner thereof or by his attorney thereunto authorized, by a power of attorney duly executed and filed with the Secretary or a Transfer Agent of the Corporation, and on surrender of the share certificates.

                Section 6.03. Transfer Agent and Registrar; Regulation. The Corporation may, if and whenever the Board of Directors so determines, maintain, in the Commonwealth of Pennsylvania, or any other State of the United States, one or more transfer offices or agencies, each in charge of a Transfer Agent designated by the Board, where the shares of the Corporation shall be transferable, and also one or more registry offices, each in charge of a Registrar designated by the Board, where such shares shall be registered; and no certificates for shares of the Corporation in respect of which a Transfer Agent and Registrar shall have been designated shall be valid unless countersigned by such Transfer Agent and registered by such Registrar. The Board may also make such additional rules and regulations as it may deem expedient concerning the issue, transfer, regulation and registration of share certificates.

                Section 6.04. Lost, Destroyed and Mutilated Certificates. The Board of Directors, by standing resolution or by resolutions with respect to particular cases, may authorize the issue of new share certificates in lieu of sharecertificates lost, destroyed, or mutilated, upon such terms and conditions as the Board may direct.


                            VII.  FINANCIAL REPORTS

                Section 7.01. The Directors of the Corporation shall not be required to cause to be sent to the shareholders an annual financial report under Section 318 of the Business Corporation Law of the Commonwealth of Pennsylvania; nor need any financial report which the Directors in their discretion may cause to be sent to the shareholders be required to be verified by a Certified Public Accountant. Any accountant or firm of accountants employed by the Corporation for any purpose may be or include a Director or full-time employee of the Corporation, and shall not be required to be elected by the shareholders of the Corporation.


                              VIII.  AMENDMENTS

                Section 8.01. Any or all of the provisions of these By-Laws whether contractual in nature or merely regulatory of the internal affairs of the Corporation, may be amended, altered, or repealed by the Board of Directors or by the shareholders entitled to vote thereon, at any regular or special meeting duly convened after notice to the Directors or shareholders, as the case may be, giving a summary of the proposed amendment, alteration, or repeal; provided, that any such proposal relating to Section 2.01(b) of these By-Laws must receive the affirmative vote of at least two thirds (2/3) of all shares outstanding and entitled to vote and any proposal to change the two-thirds (2/3) approval required by this Section must also receive the affirmative vote of at least two-thirds (2/3) of all shares outstanding and entitled to vote.

                No provision of these By-Laws shall vest any property right in any shareholder.



                                                        EXHIBIT 4C

                                AMENDMENT TO CREDIT AGREEMENT


           This AMENDMENT TO CREDIT AGREEMENT (together with all amendments and modifications hereto, the "Agreement"), dated as of July ___, 1995, is by and among FIRST FIDELITY BANK, N.A., successor in interest by consolidation to FIRST FIDELITY BANK, N.A., PENNSYLVANIA, a national banking association with offices located at Broad and Walnut Streets, Philadelphia, PA 19109-1199 (the "Bank"), SELAS CORPORATION OF AMERICA, a Pennsylvania business corporation with offices located at 2034 Limekiln Pike, Dresher, PA 19025 ("Selas"), DEUER MANUFACTURING, INC., an Ohio business corporation with offices located at 2985 Springboro West, Dayton, OH 45439 ("Deuer"), and RESISTANCE TECHNOLOGY, INC., a Minnesota business corporation with offices located at 1260 Red Fox Road, Arden
      Hills,  MN    55112  ("RTI",  and together  with  Selas  and  Deuer,  the
      "Borrowers").

                                      BACKGROUND

           A. The Bank and the Borrowers entered into that certain Credit Agreement, dated as of October 20, 1993 (together with all amendments and modifications thereto, the "Loan Agreement"), pursuant to which the Bank agreed to make available: (1) to Selas, among other things, a revolving credit facility in a maximum principal amount of $2,000,000; (2) to Deuer, a revolving credit facility in a maximum principal amount of $500,000; and (3) to RTI, a revolving credit facility in a maximum principal amount of $1,000,000 (the "Loans").

           B. In connection with the Loan Agreement and in order to evidence the Loans: (1) Selas executed and delivered to the Bank that certain Revolving Credit Note, dated as of October 20, 1993 (together with all amendments and modifications thereto, the "Selas Note"), by Selas in favor of the Bank in the principal amount of $2,000,000; (2) Deuer executed and delivered to the Bank that certain Revolving Credit Note, dated as of October 20, 1993 (together with all amendments and modifications thereto, the "Deuer Note"), by Deuer in favor of the Bank in the principal amount of $500,000; and (3) RTI executed and delivered to the Bank that certain Revolving Credit Note, dated as of October 20, 1993 (together with all amendments and modifications thereto, the "RTI Note", and together with the Selas Note and the Deuer Note, the "Notes"), by RTI in favor of the Bank in the principal amount of $1,000,000.

           C. The Loan Agreement, the Notes, and all of the documents, instruments and agreements executed and delivered in connection therewith, together with all amendments and modifications thereto, shall be referred to hereinafter as the "Loan Documents".


           D. The Bank and the Borrowers, pursuant to the terms hereof, wish to amend certain of the terms of the Loan Documents.

           NOW THEREFORE, incorporating the foregoing Background herein by reference and for other good and valuable consideration, the receipt and legal sufficiency of which is hereby acknowledged, and intending to be legally bound hereby, the parties agree as follows:

           1. DEFINED TERMS. Terms used herein which are capitalized but not defined herein shall have the meanings ascribed to such terms in the Loan Agreement.
           2.   AMENDMENTS.

                (a) Section 1.1 of the Loan Agreement is hereby amended by deleting the definition of the term "Bank" which appears therein and substituting therefore the following:

                "Bank" means First Fidelity Bank, N.A., a national banking association, and its successors and assigns.

                (b) Section 1.1 of the Loan Agreement is hereby amended by deleting the definition of the term "Business Day" which appears therein and substituting therefore the following:

                "Business Day" means a day of the year on which banks are not required or authorized to close in Philadelphia, PA and, if the applicable Business Day relates to any Eurodollar Loan, on which dealings are carried on in the London interbank market.

                (c) Section 1.1 of the Loan Agreement is hereby amended by deleting the definition of the term "Deuer Revolving Credit Termination Date" which appears therein and substituting therefore the following:

                "Deuer Revolving Credit Termination  Date" means the earlier of
           (i) June 1, 1997 (as such date may be extended from time to time in accordance with Section 2.1(c)(ii) hereof) or (ii) the date on which the Deuer Revolving Credit Commitment is terminated pursuant to
           Section 2.7 or 9.2 hereof.

                (d) Section 1.1 of the Loan Agreement is hereby amended by deleting the definition of the term "RTI Revolving Credit Termination Date" which appears therein and substituting therefore the following:

                "RTI Revolving  Credit Termination  Date" means the  earlier of
           (i) June 1, 1997 (as such date may be extended from time to time in accordance with Section 2.1(d)(ii)hereof) or (ii) the date on which the RTI Revolving Credit Commitment is terminated pursuant to
           Section 2.7 or 9.2 hereof.

                (e) Section 1.1 of the Loan Agreement is hereby amended by deleting the definition of the term "Selas Revolving Credit Termination Date" which appears therein and substituting therefore the following:

                "Selas Revolving Credit Termination  Date" means the earlier of
           (i) June 1, 1997 (as such date may be extended from time to time in accordance with Section 2.1(b)(ii) hereof) or (ii) the date on which the Selas Revolving Credit Commitment is terminated pursuant to
           Section 2.7 or 9.2 hereof.

                (f) Section 1.1 of the Loan Agreement is hereby amended by adding the following defined terms which shall appear in alphabetical order:

                "Applicable Margin" means, with respect to each Eurodollar Loan, one and one-half percent (1.5%).

                "Base Rate Loan" means an Advance which bears interest as provided in Section 2.5(b)(i)(A).

                "Conversion", "Convert", and "Converted" each refer to a conversion of Advances of one Type into Advances of the other Type pursuant to Section 2.5(b)(ii).

                "Eurocurrency Reserve Requirements" means, for any day, the aggregate (without duplication) of the applicable rates (expressed as a decimal) of reserve requirements for the Bank (including, without  limitation, basic, supplemental,  marginal  and  emergency reserves), in effect on such day under Regulation D of the Board of Governors of the Federal Reserve System (or any successor) with respect to eurocurrency funding currently referred to as "Eurocurrency liabilities" in Regulation D.

                "Eurodollar Base Rate" means, with respect to each day during each Interest Period pertaining to a Eurodollar Loan, the rate per annum for deposits in United States dollars for a period equal to the relevant Interest Period which appears on the Telerate Page 3750 as of 11:00 a.m., London time, on the day that is two (2) Business Days prior to the commencement of such Interest Period. If such rate does not appear on the Telerate Page 3750, the rate to be utilized shall be the offered rate which appears, or if two or more such rates appear, the average (rounded up to the next higher 1/16 of 1%) of the offered rates which appear on the Reuters Screen LIBO Page as of 11:00 a.m., London time, on the day that is two (2) Business Days prior to the commencement of such Interest Period.

                "Eurodollar Loan" means an Advance which bears interest as provided in Section 2.5(b)(i)(B).

                "Eurodollar Rate" means, with respect to each day during each Interest Period pertaining to a Eurodollar Loan, the rate determined in accordance with the following formula:

           Eurodollar Base Rate
      1.00 - Eurocurrency Reserve Requirements

                "Interest Period" means, with respect to any Eurodollar Loan:

                .0.0.0.1 initially, the period commencing on, as the case may be, the date of borrowing or Conversion with respect to such Eurodollar Loan and ending one, two, three, or six months thereafter  as  selected  by  the Borrower  in  its  notice  of borrowing as provided in Section 2.6 or its notice of conversion as provided in Section 2.5(b)(ii); and

                .0.0.0.2 thereafter, each period commencing on the last day of the next preceding Interest Period applicable to such Eurodollar Loan and ending one, two, three, or six months thereafter as selected by the Borrower by irrevocable notice to the Bank not less than three (3) Business Days prior to the last day of the then current Interest Period with respect to such Eurodollar Loan;

                provided that the foregoing provisions relating to Interest Periods are subject to the following:

                .0.0.0.2.1 if any Interest Period pertaining to a Eurodollar Loan would otherwise end on a day which is not a Business Day, that Interest Period shall be extended to the next succeeding Business Day unless the result of such extension would be to carry such Interest Period into another calendar month in which event such Interest Period shall end on the immediately preceding Business Day;

                .0.0.0.2.2 any Interest Period pertaining to a Eurodollar Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of a calendar month; and

                the Borrower may not select any Interest Period which ends after the Selas Revolving Credit Termination Date, the Deuer Revolving Credit Termination Date, or the RTI Revolving Credit Termination Date, as applicable.

                "Reuters Screen LIBO Page" means the display designated as page "LIBO" on the Reuter Monitor Money Rates Service (or such other page as may replace the LIBO page on that service for the purpose of displaying London interbank offered rates of major banks).

                "Telerate Page 3750" means the display designed as "Page 3750" on the Dow Jones Telerate Service (or such other page as may replace that page on that service for the purpose of displaying London interbank offered rates of major banks).

                "Type" means, when used in reference to an Advance, either a Base Rate Loan or a Eurodollar Rate Loan.

                (g) Section 2.3(d) of the Loan Agreement is hereby deleted in its entirety and replaced by the following:

                     (d) RTI Revolving Credit Facility. Funds advanced under the RTI Revolving Credit Facility shall be used for working capital and general corporate purposes of RTI.

                (h) Section 2.5(b) of the Loan Agreement is hereby deleted in its entirety and replaced by the following:

                     (b)  Revolving Credit Facilities.

                          (i)(A) Prior to an Event of Default, interest on each Base Rate Loan, if any, shall accrue at the Base Rate and shall be payable by the applicable Borrower monthly on the first day of each month, commencing the first day of the first month after such Advance and continuing until such Revolving Credit Commitment is terminated and the applicable Borrower's indebtedness thereunder is paid in full. (B) Prior to an Event of Default, interest on each Eurodollar Loan, if any, shall accrue at the Eurodollar Rate plus the Applicable Margin and shall be payable on the last day of the applicable Interest Period; provided that if such Interest Period has a duration of more than three months, interest shall be paid on the day which is three months after the first day of such Interest Period, and upon the termination of such Revolving Credit Commitment and the payment in full of the applicable Borrower's obligations thereunder. Interest will be calculated on the basis of a three hundred sixty (360) day year and the actual number of days elapsed.

                          (ii) A Borrower may on any Business Day, upon notice given to the Bank not later than 12:00 noon on (A) the third Business Day prior to the date of the proposed Conversion into a Eurodollar Loan and (B) the first Business Day prior to the date of the proposed Conversion into a Base Rate Loan, and, in each case, subject to the provisions of Section 5.3, Convert all or any portion of an Advance from one Type to the other Type; provided, however, that any Conversion of Eurodollar Loans into Base Rate Loans shall be made only on the last day of an Interest Period for such Eurodollar Loan and any Conversion of a Base Rate Loan into a Eurodollar Loan shall be in an amount not less than the minimum amount specified in Section 2.6(a)(i). Each such notice of Conversion shall, within the restrictions specified above, specify
           (A) the date of such Conversion, (B) the particular Advances to be Converted, and (C) if such Conversion is into a Eurodollar Loan, the duration of the initial Interest Period for such Eurodollar Loan. Each notice of Conversion shall be irrevocable and binding upon the applicable Borrower.

                          (iii) If a Borrower shall fail to select the duratin

           of any Interest period for any Eurodollar Loan in accordance with the provisions contained in the definition of "Interest Period" in
           Section 1.1 and Section 2.5(b)(ii), the Bank will forthwith so notify the applicable Borrower, whereupon each such Eurodollar Loan will automatically, on the last day of the then existing Interest Period therefor, Convert into a Base Rate Loan.

                     (i) The initial paragraph of Section 2.6(a) of the Loan Agreement, which precedes Section 2.6(a)(i), (ii), and (iii), is hereby deleted in its entirety and replaced by the following:

                     (a) A Borrower shall give the Bank written notice (which notice may be transmitted by telecopier, provided that the Bank receives an original executed Advance Request Form within 24 hours thereafter) not later than eleven o'clock (11:00) a.m. on the date of each requested Advance under its respective Revolving Credit Facility in the case of Base Rate Loans, and on the date which is three (3) Business Days prior to the date of each requested Advance under its respective Revolving Credit Facility in the case of Eurodollar Loans, in either case specifying the date, amount, Interest Period (if applicable), and purpose thereof. Such notice shall be in the form of the Advance Request Form attached hereto as

       Exhibit A, shall be certified by the chief executive or chief financial or accounting officer (or the equivalent thereof) of the applicable Borrower and shall contain the following information and representations, which shall be deemed affirmed and true and correct as of the date of the requested Advance:

                     (j) Section 2.8(b) of the Loan Agreement is hereby deleted in its entirety and replaced by the following:

                     (b) Revolving Credit Commitment. Upon one (1) Business Day's prior written notice by a Borrower to the Bank, such Borrower may repay in whole or in part the aggregate amount outstanding under its Revolving Credit Facility at any time provided that: (i) such repayments prior to the applicable Revolving Credit Termination Date shall not reduce the applicable Revolving Credit Commitment and may be reborrowed and partial repayments after the Termination Date will be applied first to accrued interest and fees and then to outstanding Advances, (ii) any repayment shall be in an amount equal to or in excess of $50,000 and multiples of $50,000 in excess thereof, and (iii) if any prepayment of a Eurodollar Loan shall be made on a date which is not the last day of the Interest Period applicable to such Eurodollar Loan, the applicable Borrower shall also pay to the Bank any amount due to the Bank pursuant to Section
           2.13 hereof.

                     (k) Section 2.8(b) of the Loan Agreement is hereby amended by adding the following to the end of such Section:

           Notwithstanding the foregoing, the Borrowers shall not be permitted to prepay any Eurodollar Loan prior to the last day of the Interest Period applicable thereto.

                     (l) Section 2 of the Loan Agreement is hereby amended by adding the following new Section 2.13:

                2.13 CHANGE IN CIRCUMSTANCES; COMPENSATION.

                     (a)  Basis  for  Determining Interest  Rate  Inadequate or
           Unfair.   If on  or prior to  the first day of  any Interest Period, with respect to any Eurodollar Loan:

                          (i) the Bank determines that deposits in United States dollars (in the applicable amounts) are not being offered in the relevant market for such Interest Period, or




                          (ii) the Bank determines that the Eurodollar Rate will not adequately and fairly reflect the cost to the Bank of funding such Eurodollar Loan for such Interest Period, then the Bank shall forthwith give notice thereof to the Borrowers, whereupon until the Bank notifies the Borrowers that the circumstances giving rise to such suspension no longer exist, the obligation of the Bank to make Eurodollar Loans shall be suspended. Unless a Borrower notifies the Bank at least two (2) Business Days before the date of any Advance of such Eurodollar Loans for which an Advance Request has previously been given that it elects not to borrow on such date, such Advance shall instead be made as a Base Rate Loan.

                     (b) Illegality. If, after the date hereof, the adoption of any applicable law, rule or regulation, or any change therein, of any change in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof (any such agency being referred as an "Authority" and any such event being referred to as a "Change of Law"), or compliance by the Bank with any request or directive (whether or not having the force of law) of any Authority shall make it unlawful or impossible for the Bank to make, maintain, or fund Eurodollar Loans, the Bank shall forthwith give notice thereof to the Borrowers, whereupon until the Bank notifies the Borrowers that the circumstances giving rise to such suspension no longer exist, the obligation of the Bank to make Eurodollar Loans shall be suspended. If the Bank shall determine that it may not lawfully continue to maintain and fund any of its outstanding Eurodollar Loans to maturity and shall so specify in such notice, the Borrowers shall immediately prepay in full the then outstanding principal amount of each Eurodollar Loan, together with accrued interest thereon. Concurrently with prepaying each such Eurodollar Loan, the Borrowers shall borrow a Base Rate Loan in an equal principal amount from the Bank, and the Bank shall make such Base Rate Loan.

                     (c)  Increased Cost and Reduced Return.

                          (i) If after the date hereof, a Change of Law or compliance by the Bank with any request or directive (whether or not having the force of law) of any Authority:

                               (A) shall impose, modify or deem applicable any reserve, special deposit or similar requirement (including, without limitation, any such requirement imposed by the Board of Governors of the Federal Reserve System, but excluding any such requirement included in any applicable Eurocurrency Reserve Requirement) against assets of, deposits with, or for the account of, or credit extended by the Bank;

                               (B) shall impose on the Bank or the London interbank market any other condition affecting the Eurodollar Loans, the Notes, or the Bank's obligation to make Eurodollar Loans;

           and the result of any of the foregoing is to increase the cost to the Bank of making or maintaining any Loan or to reduce the amount of any sum received or receivable by the Bank under this Agreement or under the Notes with respect thereto, by an amount deemed by the Bank to be material, then, within fifteen (15) days after demand by the Bank, the Borrowers shall pay to the Bank such additional amount or amounts as will compensate the Bank for such increased cost or reduction.

                          (ii) If the Bank shall have determined that after the date hereof the adoption of any applicable law, rule, or regulation regarding capital adequacy, or any change therein or any change in the interpretation or administration thereof, or compliance by the Bank with any request or directive regarding capital adequacy (whether or not having the force of law) of any Authority, has or would have the affect of reducing the rate of return on the Bank's capital as a consequence of its obligations hereunder to a level below that which the Bank could have achieved but for such adoption, change or compliance (taking into consideration the Bank's policies with respect to capital adequacy) by an amount deemed by the Bank to be material, then from time to time, within fifteen (15) days after demand by the Bank, the Borrowers shall pay to the Bank such additional amount or amounts as will compensate the Bank for such reduction.

                          (iii) The Bank will promptly notify the Borrowers of any event of which it has knowledge, occurring after the date hereof which will entitle the Bank to compensation pursuant to this Section and will designate a different lending office if such designation will avoid the need for, or reduce the amount of, such compensation, and will not, in the judgment of the Bank, be otherwise disadvantageous to the Bank. A certificate of the Bank claiming compensation under this Section setting forth the additional amount or amounts to be paid to it hereunder and containing in reasonable detail the calculations relevant thereto shall be conclusive in the absence of manifest error. In determining such amount, the Bank may use any reasonable averaging and attribution methods.




                          (iv) The provisions of this Section shall be applicable with respect to the any participant, assignee, or other transferee, and any calculations required by such provisions shall be based upon the circumstances of such participant, assignee, or other transferee.

                     (d) Base Rate Loans Substituted for Affected Eurodollar Loans. If: (i) the obligations of the Bank to make or maintain any Eurodollar Loan has been suspended pursuant to Section 2.13(b), or
           (ii) the Bank has demanded compensation under Section 2.13(c), and the Borrowers shall, by at least five (5) Business Days' prior notice to the Bank, have elected that the provisions of this Section shall apply to the Bank, then, unless and until the Bank notifies the Borrowers that the circumstances giving rise to such suspension or demand for compensation no longer apply:

                               (A) all Loans which would otherwise be made by the Bank as Eurodollar Loans shall be made instead as Base Rate Loans, and

                               (B) after each of its Eurodollar Loans has been repaid, all payments of principal which would otherwise be applied to repay such Eurodollar Loans shall be applied to repay its Base Rate Loans instead.

                     (e) Compensation. Upon the request of the Bank, delivered to the Borrowers, the Borrowers shall pay to the Bank such amount or amounts as shall compensate the Bank for any loss, cost or expense incurred by the Bank as a result of: (i) any payment or prepayment of a Eurodollar Loan on a date other than the last day of an Interest Period for such Loan (whether as a result of prepayment, acceleration or otherwise); or

                          (ii) any failure by a Borrower to borrow or Convert a Eurodollar Loan on the date specified in the applicable notice delivered pursuant to this Agreement; or

                          (iii) a Borrower fails to make any prepayment after such Borrower has given notice thereof in accordance with the provisions of this Agreement such compensation to include, without limitation, an amount equal to the excess, if any, of (x) the amount of interest which would have accrued on the amount so paid or prepaid or not prepaid or borrowed for the period from the date of such payment, prepayment or failure to prepay or borrow to the last day of the then current Interest Period for such Eurodollar Loan (or, in the case of a failure to prepay or borrow, the Interest Period for such Eurodollar Loan which would have commenced on the date of such failure to prepay or borrow) at the applicable rate of interest for such Eurodollar Loan provided for herein over (y) the amount of interest (as reasonably determined by the Bank) the Bank would have paid on deposits in United States dollars of comparable amounts having terms comparable to such period placed with it by leading banks in the London interbank market.

                (m) Section 6.15 of the Loan Agreement is hereby deleted in its entirety and replaced by the following:

                6.15 Minimum Net Working Capital. Maintain, as of the last day of each fiscal quarter, Net Working Capital of not less than the following amounts for the following entities:

                     (a)  As to Selas, $1,800,000;

                     (b)  As to Deuer, $2,000,000; and

                     (c)  As to RTI, $3,500,000.

                (n) Section 6.20 of the Loan Agreement is hereby deleted in its entirety and replaced by the following:

                6.20 Net Worth.   Maintain, as  of the last day  of each fiscal
           quarter, an aggregate Net Worth in amounts not less than those set forth for the following entities:

                     (a)  As to Selas, $18,000,000;

                     (b)  As to Deuer, $6,500,000; and

                     (c)  As to RTI, $23,000,000.

           3. CONDITIONS PRECEDENT. The effectiveness of this Agreement and the Bank's obligations hereunder are conditioned upon the satisfaction of the following conditions precedent:

                (a) The Borrowers shall have delivered to the Bank this Agreement duly executed by each of the Borrowers.




                (b) Selas shall have delivered to the Bank that certain Amended and Restated Revolving Credit Note, dated as of the date hereof, duly executed by Selas;

                (c) Deuer shall have delivered to the Bank that certain Amended and Restated Revolving Credit Note, dated as of the date hereof, duly executed by Deuer;

                (d) RTI shall have delivered to the Bank that certain Amended and Restated Revolving Credit Note, dated as of the date hereof, duly executed by RTI;

                (e) Selas shall have delivered that certain Reaffirmation of Guaranty and Suretyship Agreement, dated as of the date hereof, duly executed by Selas;

                (f) Selas shall have delivered that certain Reaffirmation of Security Agreement, dated as of the date hereof, duly executed by Selas;

                (g) Deuer shall have delivered that certain Reaffirmation of Security Agreement, dated as of the date hereof, duly executed by Deuer;

                (h) RTI shall have delivered that certain Reaffirmation of Security Agreement, dated as of the date hereof, duly executed by RTI;

                (i) Selas shall have delivered that certain Reaffirmation of Pledge Agreement, dated as of the date hereof, duly executed by Selas;

                (j) RTI shall have delivered that certain Reaffirmation of Patent and Trademark Security Agreement, dated as of the date hereof, duly executed by RTI;

                (k) Selas shall have delivered that certain Amendment to First Mortgage and Security Agreement, dated as of the date hereof, duly executed by Selas;

                (l) Deuer shall have delivered that certain Amendment to Open-End First Mortgage and Security Agreement, dated as of the date hereof, duly executed by Deuer;

                (m) All proceedings required to be taken by the Borrowers in connection with the transactions contemplated by this Agreement shall be satisfactory in form and substance to the Bank and its counsel, and the Bank shall have received all such counterpart originals or certified or other copies of such documents as the Bank may reasonably request;




                (n) The Borrowers shall have executed and delivered to the Bank such other documents, instruments and agreements as the Bank may reasonably request.

           4. REPRESENTATIONS AND WARRANTIES. In order to induce the Bank to enter into this Agreement, the Borrowers hereby represent and warrant to the Bank as follows:

                (a) The representations and warranties contained in the Loan Documents are true and correct on and as of the date of this Agreement and after giving effect hereto, no Event of Default will be in existence or will occur as a result of giving effect hereto.

                (b) The execution, delivery and performance of this Agreement will not violate any provision of any law or regulation or of any writ or decree of any court or governmental instrumentality, or any of the Borrowers' certificate or articles of incorporation, by-laws, or other similar organizational documents.

                (c) Each of the Borrowers has the power to execute, deliver and perform this Agreement and each of the documents, instruments and agreements to be executed and/or delivered in connection herewith and has taken all necessary action to authorize the execution, delivery and performance of this Agreement and each of the documents, instruments and agreements executed and/or delivered in connection herewith and the performance of the Loan Agreement as amended hereby.

                (d) The execution, delivery and performance of this Agreement and each of the documents, instruments and agreements to be executed and/or delivered in connection herewith does not require the consent of any other party or the consent, license, approval or authorization of, or registration or declaration with, any governmental body, authority, bureau or agency and the Loan Documents, this Agreement and each of the documents, instruments and agreements executed and/or delivered in connection herewith constitute legal, valid and binding obligations of each of the Borrowers, enforceable in accordance with their respective terms, subject to bankruptcy, insolvency, reorganization and other laws of general applicability relating to or affecting creditors' rights and except as enforcement may be subject to general equitable principles.

           5. REAFFIRMATION. Except as amended hereby, all of the terms, covenants and conditions of the Loan Agreement and each of the other Loan Documents (INCLUDING, BUT NOT LIMITED TO, PROVISIONS RELATING TO ANY AUTHORITY GRANTED TO THE BANK TO CONFESS JUDGMENT AGAINST THE BORROWERS, OR ANY OF THEM, AND ANY WAIVER OF THE RIGHT TO TRIAL BY JURY) are ratified, reaffirmed and confirmed and shall continue in full force and effect as therein written and are not intended to be re-enacted as of the above date, but rather to be effective as of the original date of such documents. Each of the Borrowers hereby reaffirms and ratifies all of the terms, covenants, and conditions contained in each of their respective guarantees and confirms that such guarantees are binding and enforceable against the parties thereto as if such guarantees had been executed as of the date hereof.

           6. BINDING EFFECT. This Agreement shall be binding upon and inure to the benefit of the Borrowers and the Bank and their respective heirs, executors, administrators, successors and assigns; provided, however, that the Borrowers may not assign any of their rights, nor delegate any of their obligations, under this Agreement without the prior written consent of the Bank and any purported assignment or delegation absent such consent shall be void. The Bank may at any time assign or otherwise transfer (by participation or otherwise) any or all of its rights, or delegate any or all of its obligations, hereunder.

           7. COUNTERPARTS; EFFECTIVENESS. This Agreement may be executed in any number of counterparts and by the different parties on separate counterparts. Each such counterpart shall be deemed to be an original, but all such counterparts shall together constitute one and the same agreement. This Agreement shall be deemed to have been executed and delivered when the Bank has received counterparts hereof executed by all parties listed on the signature page(s) hereto.

           8.   AMENDMENT AND WAIVER.   No amendment of this Agreement,  and no
      waiver of any one or more of the provisions hereof shall be effective unless set forth in a writing and signed by the parties hereto.

           9.   GOVERNING LAW.    This  Agreement  shall  be  governed  by  and
      construed in accordance with the internal laws of the Commonwealth of Pennsylvania without reference to conflict of law principles.

           10.   SEVERABILITY.  Any provision of this Agreement that is held to be inoperative,  unenforceable, voidable  or invalid in  any jurisdictin

      shall, as to that jurisdiction, be ineffective, unenforceable, void or invalid without affecting the remaining provisions in that or any other jurisdiction, and to this end the provisions of this Agreement are declared to be severable.

           11. JUDICIAL PROCEEDINGS. Each party to this Agreement agrees that any suit, action or proceeding, whether claim or counterclaim, brought or instituted by any party hereto or any successor or assign of any party, on or with respect to this Agreement, the documents, instruments and agreements executed in connection herewith, the Loan Documents or the dealings of the parties with respect hereto and thereto, shall be tried only by a court and not by a jury. EACH PARTY HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY RIGHT TO A TRIAL BY JURY IN ANY SUCH SUIT, ACTION OR PROCEEDING. Further, each party waives any right it may have to claim or recover, in any such suit, action or proceeding, any special, exemplary, punitive or consequential damages or damages other than, or in addition to, actual damages. THE BORROWERS ACKNOWLEDGE AND AGREE THAT THIS SECTION IS A SPECIFIC AND MATERIAL ASPECT OF THIS AGREEMENT AND THAT THE BANK WOULD NOT ENTER INTO THIS AGREEMENT IF THE WAIVERS SET FORTH IN THIS SECTION WERE NOT A PART OF THIS AGREEMENT.


           IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.

      ATTEST:                            SELAS CORPORATION OF AMERICA


      By:_________________               By:_____________________
      Name:                              Name:
      Title:                             Title:

      ATTEST:                            DEUER MANUFACTURING, INC.


      By:_________________               By:_____________________
      Name:                              Name:
      Title:                             Title:

      ATTEST:                            RESISTANCE TECHNOLOGY, INC.


      By:_________________               By:_____________________
      Name:                              Name:
      Title:                             Title:


                                         FIRST FIDELITY BANK, N.A.


                                         By:__________________________
                                         Name:
                                         Title:


                                                           EXHIBIT 4D

              AMENDED AND RESTATED REVOLVING CREDIT NOTE

      $2,000,000.00                   July ____, 1995
                                      Philadelphia, Pennsylvania
           FOR VALUE RECEIVED, the undersigned SELAS CORPORATION OF AMERICA, a Pennsylvania business corporation with offices at 2034 Limekiln Pike, Dresher, PA 19025 (the "Borrower"), promises to pay to the order of FIRST FIDELITY BANK, N.A., a national banking association (the "Bank"), with an office at Broad and Walnut Streets, Philadelphia, Pennsylvania 19109, on the Selas Revolving Credit Termination Date, the principal sum of Two Million and No/100 Dollars ($2,000,000.00) or such lesser principal amount as is actually outstanding under the Revolving Credit Facility (as defined in the Credit Agreement defined below) on such date, and with interest on the unpaid principal balance hereof payable as set forth below. All such principal and interest shall be payable in lawful money of the United States of America in immediately available funds on a Business Day at the offices of the Bank set forth above.

           Until maturity (whether by acceleration or otherwise), the outstanding principal balance hereunder shall bear interest at the rates and shall be payable at the times and in the manner set forth in the Credit Agreement. Subsequent to maturity, including after judgment, interest on the outstanding principal balance hereunder shall accrue at an annual rate which shall be two percent (2%) above the rate of interest otherwise payable hereunder.

           This Amended and Restated Revolving Credit Note (herein, the "Note") arises out of a certain Credit Agreement, dated as of October 20, 1993 (together with all amendments and modifications thereto, the "Credit Agreement"), by and among Borrower, the Bank, DEUER MANUFACTURING, INC., an Ohio business corporation with offices located at 2985 Springboro West, Dayton, OH 45439 ("Deuer"), and RESISTANCE TECHNOLOGY, INC., a Minnesota business corporation with offices located at 1260 Red Fox Road, Arden Hills, MN 55112 ("RTI"). Capitalized terms used by not otherwise defined in this Note shall have the respective meanings given to such terms in the Credit Agreement. Reference is made to the Credit Agreement for a statement of the respective rights and obligations of the parties and the terms and conditions therein provided under which the principal hereof and accrued interest thereon, if any, may become immediately due and payable. The collateral specified in the applicable Collateral Security Documents shall secure the obligations of Borrower under this Note.
           Notwithstanding the face amount of this Note, Borrower's liability hereunder shall be limited at all times to the actual aggregate outstanding indebtedness to Bank (principal, interest and fees) under the Revolving Credit Facility, as established by Bank's books and records, which books and records shall be conclusive absent manifest error.

           The occurrence of an Event of Default under the Credit Agreement constitutes an Event of Default under this Note and entitles Bank, in accordance with the Credit Agreement, to declare this Note immediately due and payable in full.

           Borrower hereby waives presentment, demand for payment, notice of dishonor or acceleration, protest and notice of protest, and any and all other notices or demands in connection with the delivery, acceptance, performance, default or enforcement of this Note, excepting any notice requirements set forth in the Credit Agreement.

           In the event any interest rate applicable hereto is in excess of the highest rate allowable under applicable law, then the rate of such interest will be reduced to the highest rate not in excess of such maximum allowable interest and any excess previously paid by Borrower shall be deemed to have been applied against principal.

           BORROWER HEREBY AUTHORIZES AND EMPOWERS ANY ATTORNEY OR ATTORNEYS OR THE PROTHONOTARY OR CLERK OF ANY COURT OF THE COMMONWEALTH OF PENNSYLVANIA, OR ELSEWHERE, TO APPEAR FOR BORROWER AT ANY TIME FOLLOWING THE OCCURRENCE OF AN EVENT OF DEFAULT UNDER THE CREDIT AGREEMENT IN ANY SUCH COURT IN AN APPROPRIATE ACTION THERE OR ELSEWHERE BROUGHT OR TO BE BROUGHT AGAINST BORROWER BY THE BANK ON THIS NOTE, WITH OR WITHOUT DECLARATIONS FILED, AS OF ANY TERM OR TIME OF COURT THEREOF OR ELSEWHERE TO BE HELD AND THEREIN TO CONFESS OR ENTER JUDGMENT AGAINST BORROWER FOR ALL SUMS DUE BY BORROWER TO BANK UNDER THIS NOTE AND THE CREDIT AGREEMENT, TOGETHER WITH THE COST OF SUIT AND REASONABLE ATTORNEYS' FEES, AND FOR SO DOING THIS NOTE OR A COPY HEREOF VERIFIED BY AFFIDAVIT SHALL BE A SUFFICIENT WARRANT.

           BORROWER HEREBY KNOWINGLY, VOLUNTARILY, AND INTENTIONALLY WAIVES ANY RIGHTS IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION HEREON OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS NOTE OR THE CREDIT AGREEMENT OR THE MAKING OF THE LOANS OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF BORROWER OR BANK OR ANY OF THEM. THIS PROVISION IS A MATERIAL INDUCEMENT FOR BANK'S ENTERING INTO THE CREDIT AGREEMENT.




           BORROWER ACKNOWLEDGES THAT IT HAS HAD THE ASSISTANCE OF COUNSEL IN THE REVIEW AND EXECUTION OF THIS NOTE AND FURTHER ACKNOWLEDGES THAT THE MEANING AND EFFECT OF THE CONFESSION OF JUDGMENT AND WAIVER OF JURY TRIAL HAVE BEEN FULLY EXPLAINED TO SUCH BORROWER BY SUCH COUNSEL.

           Borrower's liability under this Note shall include all fees and expenses provided in the Credit Agreement.

           This Note shall be binding upon Borrower and its successors and assigns and shall inure to the benefit of the Bank and its successors and assigns and shall be governed as to validity, interpretation and effect by the laws of the Commonwealth of Pennsylvania.

           This Note amends and restates in its entirety the terms of that certain Revolving Credit Note, dated as of October 20, 1993 (together with all amendments and modifications thereto, the "Existing Note"), by the Borrower in favor of the Bank. This Note is not intended to extinguish the Borrower's obligations under the Existing Note or constitute a novation thereof.

           IN WITNESS WHEREOF, the undersigned, by its duly authorized officer, has executed this Amended and Restated Revolving Credit Note the day and year first above written.

      ATTEST:                              SELAS CORPORATION OF AMERICA

      By:_____________________________     By:____________________________
      Name:                                Name:
      Title:                               Title:


                                                       EXHIBIT 4E
       AMENDED AND RESTATED REVOLVING CREDIT NOTE

      $1,000,000.00                                             July ____, 1995
                                                     Philadelphia, Pennsylvania


              FOR VALUE RECEIVED, the undersigned RESISTANCE TECHNOLOGY, INC., a Minnesota business corporation with offices located at 1260 Red Fox Road, Arden Hills, MN 55112 (the "Borrower"), promises to pay to the order of FIRST FIDELITY BANK, N.A., a national banking association (the "Bank"), with an office at Broad and Walnut Streets, Philadelphia, Pennsylvania 19109, on the RTI Revolving Credit Termination Date, the principal sum of One Million and No/100 Dollars ($1,000,000.00) or such lesser principal amount as is actually outstanding under the Revolving Credit Facility (as defined in the Credit Agreement defined below) on such date, and with interest on the unpaid principal balance hereof payable as set forth below. All such principal and interest shall be payable in lawful money of the United States of America in immediately available funds on a Business Day at the offices of the Bank set forth above.

              Until maturity (whether by acceleration or otherwise), the outstanding principal balance hereunder shall bear interest at the rates and shall be payable at the times and in the manner set forth in the Credit Agreement. Subsequent to maturity, including after judgment, interest on the outstanding principal balance hereunder shall accrue at an annual rate which shall be two percent (2%) above the rate of interest otherwise payable hereunder.

              This Amended and Restated Revolving Credit Note (herein, the "Note") arises out of a certain Credit Agreement, dated as of October 20, 1993 (together with all amendments and modifications thereto, the "Credit Agreement"), by and among Borrower, the Bank, SELAS CORPORATION OF AMERICA, a Pennsylvania business corporation with offices located at 2034 Limekiln Pike, Dresher, PA 19025 ("Selas") and DEUER MANUFACTURING, INC., an Ohio business corporation with offices located at 2985 Springboro West, Dayton, OH 45439 ("Deuer"). Capitalized terms used by not otherwise defined in this Note shall have the respective meanings given to such terms in the Credit Agreement. Reference is made to the Credit Agreement for a statement of the respective rights and obligations of the parties and the terms and conditions therein provided under which the principal hereof and accrued interest thereon, if any, may become immediately due and payable. The collateral specified in the applicable Collateral Security Documents shall secure the obligations of Borrower under this Note.
              Notwithstanding the face amount of this Note, Borrower's liability hereunder shall be limited at all times to the actual aggregate outstanding indebtedness to Bank (principal, interest and fees) under the Revolving Credit Facility, as established byBank's books and records, which books and records shall be conclusive absent manifest error.

              The occurrence of an Event of Default under the Credit Agreement constitutes an Event of Default under this Note and entitles Bank, in accordance with the Credit Agreement, to declare this Note immediately due and payable in full.

              Borrower hereby waives presentment, demand for payment, notice of dishonor or acceleration, protest and notice of protest, and any and all other notices or demands in connection with the delivery, acceptance, performance, default or enforcement of this Note, excepting any notice requirements set forth in the Credit Agreement.

              In the event any interest rate applicable hereto is in excess of the highest rate allowable under applicable law, then the rate of such interest will be reduced to the highest rate not in excess of such maximum allowable interest and any excess previously paid by Borrower shall be deemed to have been applied against principal.

              BORROWER HEREBY AUTHORIZES AND EMPOWERS ANY ATTORNEY OR ATTORNEYS OR THE PROTHONOTARY OR CLERK OF ANY COURT OF THE COMMONWEALTH OF PENNSYLVANIA, OR ELSEWHERE, TO APPEAR FOR BORROWER AT ANY TIME FOLLOWING THE OCCURRENCE OF AN EVENT OF DEFAULT UNDER THE CREDIT AGREEMENT IN ANY SUCH COURT IN AN APPROPRIATE ACTION THERE OR ELSEWHERE BROUGHT OR TO BE BROUGHT AGAINST BORROWER BY THE BANK ON THIS NOTE, WITH OR WITHOUT DECLARATIONS FILED, AS OF ANY TERM OR TIME OF COURT THEREOF OR ELSEWHERE TO BE HELD AND THEREIN TO CONFESS OR ENTER JUDGMENT AGAINST BORROWER FOR ALL SUMS DUE BY BORROWER TO BANK UNDER THIS NOTE AND THE CREDIT AGREEMENT, TOGETHER WITH THE COST OF SUIT AND REASONABLE ATTORNEYS' FEES, AND FOR SO DOING THIS NOTE OR A COPY HEREOF VERIFIED BY AFFIDAVIT SHALL BE A SUFFICIENT WARRANT.

              BORROWER HEREBY KNOWINGLY, VOLUNTARILY, AND INTENTIONALLY WAIVES ANY RIGHTS IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION HEREON OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS NOTE OR THE CREDIT AGREEMENT OR THE MAKING OF THE LOANS OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF BORROWER OR BANK OR ANY OF THEM. THIS PROVISION IS A MATERIAL INDUCEMENT FOR BANK'S ENTERING INTO THE CREDIT AGREEMENT.




              BORROWER ACKNOWLEDGES THAT IT HAS HAD THE ASSISTANCE OF COUNSEL IN THE REVIEW AND EXECUTION OF THIS NOTE AND FURTHER ACKNOWLEDGES THAT THE MEANING AND EFFECT OF THE CONFESSION OF JUDGMENT AND WAIVER OF JURY TRIAL HAVE BEEN FULLY EXPLAINED TO SUCH BORROWER BY SUCH COUNSEL.

              Borrower's liability under this Note shall include all fees and expenses provided in the Credit Agreement.

              This Note shall be binding upon Borrower and its successors and assigns and shall inure to the benefit of the Bank and its successors and assigns and shall be governed as to validity, interpretation and effect by the laws of the Commonwealth of Pennsylvania.

              This Note amends and restates in its entirety the terms of that certain Revolving Credit Note, dated as of October 20, 1993 (together with all amendments and modifications thereto, the "Existing Note"), by the Borrower in favor of the Bank. This Note is not intended to extinguish the Borrower's obligations under the Existing Note or constitute a novation thereof.

              IN WITNESS WHEREOF, the undersigned, by its duly authorized officer, has executed this Amended and Restated Revolving Credit Note the day and year first above written.


      ATTEST                 RESISTANCE TECHNOLOGY, INC.


                             By:_____________________________
                             Name:
                             Title:

                             By:____________________________
                             Name:
                             Title:






                                                           EXHIBIT 4F

       AMENDED AND RESTATED REVOLVING CREDIT NOTE


      $500,000.00                                               July ____, 1995
                                                     Philadelphia, Pennsylvania


              FOR VALUE RECEIVED, the undersigned DEUER MANUFACTURING, INC., an Ohio business corporation with offices located at 2985 Springboro West, Dayton, OH 45439 (the "Borrower"), promises to pay to the order of FIRST FIDELITY BANK, N.A., a national banking association (the "Bank"), with an office at Broad and Walnut Streets, Philadelphia, Pennsylvania 19109, on the Deuer Revolving Credit Termination Date, the principal sum of Five Hundred Thousand and No/100 Dollars ($500,000.00) or such lesser principal amount as is actually outstanding under the Revolving Credit Facility (as defined in the Credit Agreement defined below) on such date, and with interest on the unpaid principal balance hereof payable as set forth below. All such principal and interest shall be payable in lawful money of the United States of America in immediately available funds on a Business Day at the offices of the Bank set forth above.

              Until maturity (whether by acceleration or otherwise), the outstanding principal balance hereunder shall bear interest at the rates and shall be payable at the times and in the manner set forth in the Credit Agreement. Subsequent to maturity, including after judgment, interest on the outstanding principal balance hereunder shall accrue at an annual rate which shall be two percent (2%) above the rate of interest otherwise payable hereunder.

              This Amended and Restated Revolving Credit Note (herein, the "Note") arises out of a certain Credit Agreement, dated as of October 20, 1993 (together with all amendments and modifications thereto, the "Credit Agreement"), by and among Borrower, the Bank, SELAS CORPORATION OF AMERICA, a Pennsylvania business corporation with offices located at 2034 Limekiln Pike, Dresher, PA 19025 ("Selas"), and RESISTANCE TECHNOLOGY, INC., a Minnesota business corporation with offices located at 1260 Red Fox Road, Arden Hills, MN 55112 ("RTI"). Capitalized terms used by not otherwise defined in this Note shall have the respective meanings given to such terms in the Credit Agreement. Reference is made to the Credit Agreement for a statement of the respective rights and obligations of the parties and the terms and conditions therein provided under which the principal hereof and accrued interest thereon, if any, may become immediately due and payable. The collateral specified in the applicable Collateral Security Documents shall secure the obligations of Borrower under this Note.
              Notwithstanding the face amount of this Note, Borrower's liability hereunder shall be limited at all times to the actual aggregate outstanding indebtedness to Bank (principal, interest and fees) under the Revolving Credit Facility, as established by Bank's books and records, which books and records shall be conclusive absent manifest error.

              The occurrence of an Event of Default under the Credit Agreement constitutes an Event of Default under this Note and entitles Bank, in accordance with the Credit Agreement, to declare this Note immediately due and payable in full.

              Borrower hereby waives presentment, demand for payment, notice of dishonor or acceleration, protest and notice of protest, and any and all other notices or demands in connection with the delivery, acceptance, performance, default or enforcement of this Note, excepting any notice requirements set forth in the Credit Agreement.

              In the event any interest rate applicable hereto is in excess of the highest rate allowable under applicable law, then the rate of such interest will be reduced to the highest rate not in excess of such maximum allowable interest and any excess previously paid by Borrower shall be deemed to have been applied against principal.

              BORROWER HEREBY AUTHORIZES AND EMPOWERS ANY ATTORNEY OR ATTORNEYS OR THE PROTHONOTARY OR CLERK OF ANY COURT OF THE COMMONWEALTH OF PENNSYLVANIA, OR ELSEWHERE, TO APPEAR FOR BORROWER AT ANY TIME FOLLOWING THE OCCURRENCE OF AN EVENT OF DEFAULT UNDER THE CREDIT AGREEMENT IN ANY SUCH COURT IN AN APPROPRIATE ACTION THERE OR ELSEWHERE BROUGHT OR TO BE BROUGHT AGAINST BORROWER BY THE BANK ON THIS NOTE, WITH OR WITHOUT DECLARATIONS FILED, AS OF ANY TERM OR TIME OF COURT THEREOF OR ELSEWHERE TO BE HELD AND THEREIN TO CONFESS OR ENTER JUDGMENT AGAINST BORROWER FOR ALL SUMS DUE BY BORROWER TO BANK UNDER THIS NOTE AND THE CREDIT AGREEMENT, TOGETHER WITH THE COST OF SUIT AND REASONABLE ATTORNEYS' FEES, AND FOR SO DOING THIS NOTE OR A COPY HEREOF VERIFIED BY AFFIDAVIT SHALL BE A SUFFICIENT WARRANT.

              BORROWER HEREBY KNOWINGLY, VOLUNTARILY, AND INTENTIONALLY WAIVES ANY RIGHTS IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION HEREON OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS NOTE OR THE CREDIT AGREEMENT OR THE MAKING OF THE LOANS OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF BORROWER OR BANK OR ANY OF THEM. THIS PROVISION IS A MATERIAL INDUCEMENT FOR BANK'S ENTERING INTO THE CREDIT AGREEMENT.

              BORROWER ACKNOWLEDGES THAT IT HAS HAD THE ASSISTANCE OF COUNSEL IN THE REVIEW AND EXECUTION OF THIS NOTE AND FURTHER ACKNOWLEDGES THAT THE MEANING AND EFFECT OF THE CONFESSION OF JUDGMENT AND WAIVER OF JURY TRIAL HAVE BEEN FULLY EXPLAINED TO SUCH BORROWER BY SUCH COUNSEL.


              Borrower's liability under this Note shall include all fees and expenses provided in the Credit Agreement.




              This Note shall be binding upon Borrower and its successors and assigns and shall inure to the benefit of the Bank and its successors and assigns and shall be governed as to validity, interpretation and effect by the laws of the Commonwealth of Pennsylvania.

              This Note amends and restates in its entirety the terms of that certain Revolving Credit Note, dated as of October 20, 1993 (together with all amendments and modifications thereto, the "Existing Note"), by the Borrower in favor of the Bank. This Note is not intended to extinguish the Borrower's obligations under the Existing Note or constitute a novation thereof.

              IN WITNESS WHEREOF, the undersigned, by its duly authorized officer, has executed this Amended and Restated Revolving Credit Note the day and year first above written.


      ATTEST:                          DEUER MANUFACTURING, INC.


      By:_____________________________ By:____________________________
      Name:                            Name:
      Title:                           Title:




                                                          EXHIBIT 10F


                     (FORM OF STOCK OPTION AGREEMENT UNDER
                         SELAS 1994 STOCK OPTION PLAN)


      (Addressee)

      Dear                      :
      I am pleased to inform you that on                    the Compensation
      Committee of the Company's Board of Directors granted you options to
      purchase        Common Shares of the Company under the Company's 1994
      Stock Option Plan (the "Plan"), at an exercise price of $ per share.

      Under the Plan, the Company may grant either incentive stock options or non-qualified stock options. The options granted to you are intended to be (incentive stock options) (non-qualified stock options).

      These options will become exercisable as follows:

              Date First Exercisable        Number of Shares


      The exercise price for your options shall be payable in cash or its equivalent.

      Once options become exercisable, they will remain exercisable until they are exercised or until they terminate. Unless earlier terminated pursuant to the terms of the Plan, all options granted hereby shall
      terminate on                 .  While the specific terms of the Plan will
      govern, generally upon termination of your employment for any reason the options will terminate to the extent of options that you could not have exercised on the date of such termination. Options that could have been exercised on the date of termination of employment for reasons other than death or disability may be exercised only prior to the earlier of three months following the date of termination of employment or the expiration date of such options. Options that could have been exercised on the date of termination of employment due to death or disability may be exercised only prior to the earlier of one year following the date of your death or such termination of employment or the expiration date of such options.

      Further terms governing the options granted to you are set forth in the Plan, a copy of which is attached hereto and incorporated by reference herein.




      If you wish to accept the grant of the options as provided above and in the Plan, please so indicate by signing and returning the enclosed copy of this letter, whereupon you and the Company shall be legally bound hereby under Pennsylvania law.

                                  Very truly yours,

                                  SELAS CORPORATION OF AMERICA



                                  By:
                                       Robert W. Ross,
                                       Secretary


      Accepted and Agreed:






                                                           EXHIBIT 10I



                         SELAS CORPORATION OF AMERICA
                                    SUPPLEMENTAL RETIREMENT PLAN
              (AMENDED AND RESTATED EFFECTIVE JANUARY 1, 1995)




                                                          DECEMBER 1995




                                  TABLE OF CONTENTS


                                                                     PAGE

ARTICLE I - NAME OF PLAN, FUNDING AND EFFECTIVE DATE                   1
                   1.1  Name of Plan                                   1
                   1.2   Funding                                       1
                   1.3  Effective Date of Plan                         1

ARTICLE II - DEFINITIONS                                               1
                   2.1  Incorporation of Definitions                   1
                   2.2   Plan                                          1
                   2.3  Retirement Plan                                1

ARTICLE III - AMOUNT OF BENEFITS                                       2
                   3.1  Pension Restoration Benefits                   2
                   3.2  Benefits upon Reemployment                     2

ARTICLE IV - VESTING                                                   2

ARTICLE V - FORM OF BENEFIT AND DISTRIBUTION OF BENEFITS               2
                   5.1  No Election Made                               2
                   5.2  Distribution Elections                         3
                   5.3  Beneficiary Designation                        3

ARTICLE VI - ADMINISTRATION                                            3
                   6.1  Plan Administrator                             3
                   6.2  Responsibilities and Powers of the Plan
                        Administrator                                  3
                   6.3  Claims for Benefits                            4
                   6.4  Indemnification                                4

ARTICLE VII - MISCELLANEOUS                                            4
                   7.1  Benefits Payable by Company                    4
                   7.2  Amendment or Termination                       4
                   7.3  Status of Employment                           4
                   7.4  Inalienability of Benefits                     5
                   7.5  Governing Law                                  5



                  SELAS CORPORATION OF AMERICA
                   SUPPLEMENTAL RETIREMENT PLAN

      (AMENDED AND RESTATED EFFECTIVE JANUARY 1, 1995)

            WHEREAS, SELAS CORPORATION OF AMERICA (the "Company") in
      1994 adopted the SELAS CORPORATION OF AMERICA SUPPLEMENTAL RETIREMENT PLAN (the "Plan") to supplement the benefits provided to a select group of highly compensated or management employees under the SELAS CORPORATION OF AMERICA SALARIED RETIREMENT PLAN; and

                   WHEREAS, the Company reserved the right to amend the Plan under Section 7.2 of the Plan; and

                   WHEREAS, the Company desires to amend and restate the Plan, effective January 1, 1995, in order to make certain changes to the Plan;

                   NOW, THEREFORE, effective January 1, 1995, the Company hereby amends and restates the SELAS CORPORATION OF AMERICA SUPPLEMENTAL RETIREMENT PLAN, as follows:


                                                              ARTICLE I

                 NAME OF PLAN, FUNDING AND EFFECTIVE DATE

                   .0.0.1    NAME OF PLAN.  The plan as set forth herein shall
                   be known as the "SELAS CORPORATION OF AMERICA SUPPLEMENTAL RETIREMENT PLAN" (the "Plan").

                   .0.0.2 FUNDING. The Plan is designed to cover a select group of highly compensated or management employees, and shall be unfunded for tax purposes and for purposes of the exemptions from Title I of the Employee Retirement Income Security Act of 1974, as amended. All obligations of the Plan shall be paid from the general assets of the Company.

                   .0.0.3    EFFECTIVE DATE OF PLAN.  The effective date of the
                   Plan is January 1, 1994.


                                                             ARTICLE II

                                                         DEFINITIONS

                   .0.0.4    INCORPORATION OF DEFINITIONS.  All definitions
                   used in the SELAS CORPORATION OF AMERICA SALARIED RETIREMENT PLAN (the "Retirement Plan") are hereby made a part of this Plan by reference. Any amendment of the definitions of the Retirement Plan shall be effective with respect to this Plan as of the effective date of the amendment to the Retirement Plan.

                   .0.0.5    "PLAN" shall mean the SELAS CORPORATION OF AMERICA
                   SUPPLEMENTAL RETIREMENT PLAN as set forth herein, and as amended from time to time.

                   .0.0.6    "RETIREMENT PLAN" shall mean the SELAS CORPORATION
                   OF AMERICA SALARIED RETIREMENT PLAN.


                                                           ARTICLE III

                                               AMOUNT OF BENEFITS

                   .0.0.7    PENSION RESTORATION BENEFITS.

                        .0.0.7.1 ELIGIBILITY. Each employee who is employed by the Company on or after January 1, 1994, and whose Accrued Benefit under the Retirement Plan is reduced as result of the compensation limitation imposed by section 401(a)(17) of the Internal Revenue Code of 1986, as amended (the "Code") on the Retirement Plan, in Plan Years after 1988, shall be entitled to Pension Restoration Benefits ("PBR Benefits") under this Plan.

                        .0.0.7.2 AMOUNT. For each benefit payment made under the Retirement Plan, an employee entitled to PBR Benefits shall receive a PBR Benefit in an amount equal to the difference between (1) the amount such payment under the Retirement Plan would have been if, in Plan Years after 1988, the Compensation used in computing such employee's Accrued Benefit under the Retirement Plan had not been reduced as a result of section 401(a)(17) of the Code, and (2) the benefit payment the employee is entitled to under the terms of the Retirement Plan.

                   .0.0.8    BENEFITS UPON REEMPLOYMENT.  If a former employee
                   is rehired by the Company after he begins to receive his PBR Benefits,

                        .0.0.8.1 his PBR Benefits shall cease during such period of reemployment; and

                        .0.0.8.2 the PBR Benefits payable after the employee's subsequent retirement or separation shall be the benefits computed in accordance with Section 3.1(b) at the date of the termination of his last period of reemployment.



                                                             ARTICLE IV

                                                               VESTING

                   An employee shall become vested in his PBR Benefits under the Plan on the date his Accrued Benefit under the Retirement Plan becomes vested.


                                                              ARTICLE V

               FORM OF BENEFIT AND DISTRIBUTION OF BENEFITS

                   .0.1 NO ELECTION MADE. If no effective election has been made under Section 5.2 before the later of the date the employee attains age 65 or separates from service with the Company, payment of benefits under the Plan shall be made to the employee in a lump sum distribution within 60 days following such date. If the employee dies before payment of benefits commences and the employee's Beneficiary has not made an effective election under Section 5.2 within 13 months of the employee's date of death, payment of benefits under the Plan shall be made to the employee's Beneficiary in a lump sum distribution within 60 days following the expiration of such 13-month period.

                   .0.2 DISTRIBUTION ELECTIONS.

                        (a) ELECTION BY EMPLOYEE. An employee shall be entitled to elect to have payment of benefits under this Plan commence in a form of payment that is available, and at a time which is permissible, under the Retirement Plan. However, no payment shall be made pursuant to such an election unless the election is made at least 30 days before the beginning of the taxable year in which payments to the employee are to commence under the election.

                        (b) ELECTION BY BENEFICIARY. If an employee dies before payment commences, his Beneficiary shall be entitled to elect to commence payment of benefits under this Plan in a form of payment that is available, and at a time which is permissible, under the Retirement Plan. However, no payment shall be made pursuant to such an election unless the election is made at least 30 days before the beginning of the taxable year in which payments to the Beneficiary are to commence under the election.

                        (c)  SUBSEQUENT ELECTIONS.  An employee or a
              Beneficiary may make an election under this Section 5.2 which shall supersede the previous election he made under this Section 5.2, provided that such a subsequent election is made at least 30 days before the beginning of the taxable year in which payments were to commence under the individual's previous election and the subsequent election otherwise meets the applicable requirements of this Section 5.2.

                        (d) PROCEDURES FOR ELECTIONS. In addition to meeting the applicable requirements of this Section 5.2, an election under this Section 5.2 will only be effective if made in accordance with the procedures established by the Company.

                   .0.3 BENEFICIARY DESIGNATION. An employee's designation of a Beneficiary under the Retirement Plan will also apply under this Plan.


                                                             ARTICLE VI

                                                     ADMINISTRATION

                   .0.3.1    PLAN ADMINISTRATOR.  The Company shall be the Plan
                   Administrator and shall have responsibility to supervise the management and administration of this Plan.

                   .0.3.2    RESPONSIBILITIES AND POWERS OF THE PLAN
                   ADMINISTRATOR.

                        .0.3.2.1 The Plan Administrator shall have the responsibility:

                             .0.3.2.1.1     To administer the Plan in
                             accordance with the terms hereof, and to exercise all powers specifically conferred upon the Plan Administrator hereby or necessary to carry out the provisions hereof.

                             .0.3.2.1.2     To construe this Plan solely in its
                             discretion, which construction shall be conclusive on all parties correct any defects, supply any omissions, and reconcile any inconsistencies to the extent necessary to effectuate the Plan.

                             .0.3.2.1.3     To keep all records relating to the
                             Plan and such other records as are necessary for proper operation of the Plan.

                             .0.3.2.2 In carrying out its functions hereunder:
                             .0.3.2.2.1     The Plan Administrator may adopt
                             rules and regulations necessary for the
                             administration of the Plan and which are consistent with the provisions hereof.

                             .0.3.2.2.2     The Plan Administrator may
                             authorize one or more of its employees, or other representatives, to act on its behalf.

                             .0.3.2.2.3     The Plan Administrator shall have
                             the right to hire, at the expense of the Company, such professional assistants and consultants as it, in its sole discretion, deems necessary or advisable, including, but not limited to, accountants, actuaries, consultants, counsel, and such clerical assistance as is necessary for proper discharge of its duties.

                   .0.3.3    CLAIMS FOR BENEFITS.  The Company will advise each
                   employee of any PBR Benefits to which he is entitled under the Plan. If any employee believes that the Company has failed to advise him of any PBR Benefits to which he is entitled, or disputes the amount of his PBR Benefits he may file a written claim with the Human Resources Department. The claim and review procedure described in Section 10.5 of the Retirement Plan shall also apply to claims filed for benefits under this Plan.

                   .0.3.4    INDEMNIFICATION.  To the extent permitted by law,
                   the Company shall indemnify employees properly appointed to perform Plan Administrator duties from all claims for liability, loss or damage (including payment of expenses in connection with defense against such claim) arising from any act or failure to act which constitutes a breach of such individual's responsibilities under any aspects of the law, unless such misconduct results from gross negligence or willful misconduct.


                                                           ARTICLE VII

                                                      MISCELLANEOUS

                   .0.3.5    BENEFITS PAYABLE BY COMPANY.  Any benefits payable
                   under this Plan shall constitute an unfunded obligation of the Company and this Plan constitutes a mere promise that the Company will make such PBR Benefit payments in the future. Payments shall be made, as due, from the general funds of the Company. The Company, at its option, may maintain one or more bookkeeping reserve accounts to reflect its obligations under the Plan and may make such investments as it may deem desirable to assist it in meeting such obligations. Any such investments shall be assets of the Company subject to the claims of its general creditors. No person eligible for benefits under this Plan shall have any right, title or interest in any such investments except as a general unsecured creditor of the Company.

                   .0.3.6    AMENDMENT OR TERMINATION.  The Company reserves
                   the right, at any time and from time to time, pursuant to a written resolution of its Board of Directors, adopted at a duly held meeting of such Board or by unanimous written consent of such Board, to amend, modify, restate or terminate the Plan, provided, however, that no such action by the Company shall reduce an employee's PBR Benefits after the date of commencement of payment of such PBR Benefits.

                   .0.3.7    STATUS OF EMPLOYMENT. Nothing herein contained
                   shall be construed as conferring any rights upon any employee or other person for a continuation of employment nor shall it be construed as limiting in any way the right of the Company to discharge any employee or other person or to treat him without regard to the effect which such treatment might have upon him as a participant in the Plan.
                   .0.3.8    INALIENABILITY OF BENEFITS.  The right of any
                   person to any benefit or payment under the Plan shall not be subject to voluntary or involuntary transfer, alienation or assignment, and, to the fullest extent permitted by law, shall not be subject to attachment, execution, garnishment, sequestration or other legal or equitable process. In the event a person who is receiving or is entitled to receive PBR Benefits attempts to assign, transfer or dispose of such right, or if an attempt is made to subject said right to such process, such assignment, transfer or disposition shall be null and void.

                   .0.3.9    GOVERNING LAW.  Except to the extent preempted by
                   federal law, the provisions of the Plan will be construed according to the laws of the Commonwealth of Pennsylvania.

                   IN WITNESS WHEREOF, SELAS CORPORATION OF AMERICA has caused this amended and restated Plan, effective as of January 1, 1995, to be executed this 8th day of December, 1995.

                                       SELAS CORPORATION OF AMERICA


      ATTEST: /s/ Robert W. Ross,        By: /s/ Stephen F. Ryan

           Robert W. Ross, Secretary               Stephen F. Ryan
                                                   President and Chief
                                                   Executive Officer
      CORPORATE SEAL



                                                                EXHIBIT 10J

                                 MANAGEMENT EMPLOYMENT AGREEMENT


                THIS AGREEMENT is made effective the 20th day of October, 1993, by and between RESISTANCE TECHNOLOGY, INC., a Minnesota corporation (hereinafter "RTI"), and MARK S. GORDER, an individual resident of St. Paul, Minnesota (hereinafter, "GORDER").

                                      BACKGROUND

                Gorder currently serves (and for the past several years Gorder has served) as the President and Chief Executive Officer of RTI and as a member of its Board of Directors. Gorder is a key employee of RTI and has been substantially involved with RTI's organization, operations and management and possesses trade secrets and other confidential information relating to RTI and its customers.

                RTI and the holders of all issued and outstanding shares of RTI have entered into a Stock Purchase and Sale Agreement with Selas Corporation of America, a Pennsylvania corporation ("Selas"), whereby Selas is acquiring on the date hereof all of the issued and outstanding shares of RTI.
      RTI and Selas recognize that Selas' substantial monetary investment in RTI, as well as the future business success of RTI, could be materially jeopardized and prejudiced if Gorder were not available to continue to serve RTI. Accordingly, RTI and Selas desire to assure the continued services and employment of Gorder for the period provided in this Agreement and to obtain the noncompetition and confidentiality protections provided for herein with respect to RTI's customers, relationships and trade secrets and other confidential information.

                Gorder is willing to continue to serve RTI and to grant to RTI noncompetition and confidentiality protections as provided in this Agreement.

                NOW, THEREFORE, in consideration of the foregoing and the covenants and agreements hereinafter set forth, the parties hereto, intending to be legally bound, hereby agree as follows:

                .0.3.10 EMPLOYMENT AGREEMENT; TERM. RTI hereby hires and employs Gorder, and Gorder hereby accepts such engagement by RTI, for a term of five (5) years, commencing October 20, 1993, and ending October 20, 1998 (unless sooner terminated as hereinafter provided) and upon the terms and conditions contained in this Agreement.



                .0.3.11   COMPENSATION AND BENEFITS.

                     .0.3.11.1 BASE SALARY. In consideration of all of Gorder's services to RTI, RTI shall pay Gorder, a base salary at a minimum rate of $160,706 per annum. Salary increases will be at the discretion of the Board of Directors of RTI, subject to the approval of the Compensation Committee of the Board of Directors of Selas (the "Compensation Committee"). Gorder's salary will be payable as earned in reasonable periodic installments in accordance with the regular practices of RTI in effect from time to time.

                     .0.3.11.2 BONUSES. During the term of Gorder's employment hereunder, Gorder shall participate in such annual bonus or incentive compensation programs as may be adopted from time to time by the Board of Directors of RTI with the approval of the Compensation Committee, and Gorder shall be entitled to receive such annual bonus or incentive compensation as is provided for pursuant to the terms of such programs; provided, however, that with respect to the year ending December 31, 1993, Gorder shall receive a bonus in accordance with RTI's Annual Incentive Bonus Plan for 1993 as in effect on July 27, 1993.

                     .0.3.11.3 FRINGE BENEFITS. Throughout the term of his employment, Gorder shall be entitled to participate in and receive the benefits of any health or medical insurance plan, life insurance plan, disability insurance plan, or other employee benefit plan made available to other officers of RTI [, provided that in any event Gorder shall be entitled to [six] weeks of vacation per year, with any unused vacation as of any year end to lapse]. In addition, Gorder shall be entitled to continue to have the use of an automobile similar to the automobile leased by RTI for his use as of July 27, 1993.

                     .0.3.11.4 EXPENSES. RTI shall reimburse Gorder for all reasonable and ordinary direct expenses incurred by Gorder in conjunction with performing his duties hereunder, subject to expense guidelines established from time to time by the Board of Directors of RTI.

                .0.3.12   DUTIES.  Gorder shall perform such senior executive
                responsibilities as shall from time to timebe assigned to him by the Board of Directors of RTI. He shall initially serve as President and Chief Executive Officer of RTI. Gorder shall devote his full time, knowledge, skill and efforts to the performance of his duties hereunder. Gorder shall not engage in any other business activity unless approved by the Board of Directors of RTI. Notwithstanding the foregoing, Gorder may passively invest his assets (other than in business entities which are in competition with RTI or Selas or any affiliate thereof) in such form or manner as will not require any material services on the part of Gorder in the operation of the affairs of such businesses in which such investments are made.

                .0.3.13   TERMINATION OF EMPLOYMENT.  The term of Gorder's
                employment hereunder shall be terminated upon the occurrence of any of the events described below. In case of such termination, the date upon which Gorder ceases to be employed under this Agreement, after giving effect to any prior notice requirement set forth below, is hereinafter referred to as the "Termination Date."

                     .0.3.13.1 DEATH OR DISABILITY. This Agreement shall terminate upon the death or "Disability" (as defined below) of Gorder. If termination occurs for either such reason, Gorder (or his heirs, beneficiaries or estate) shall receive when due (i) all amounts payable under the provisions of Paragraph 2(a) hereof which have accrued through the Termination Date, and (ii) all bonus payments and benefits as are due in accordance with the terms of the benefit and bonus plans of RTI in effect on the date of his death or "Disability" referred to in Paragraph 2(b) and 2(c) hereof, and RTI shall have no further obligations hereunder to Gorder or to his heirs, beneficiaries or estate. As used herein, the terms "Disability" and "Disabled" shall mean Gorder's inability, as a result of physical or mental incapacity, to perform substantially his duties with RTI for a period of six (6) consecutive months. If there is any dispute as to whether Gorder is or was Disabled, such dispute shall be resolved by a licensed physician mutually agreeable to Gorder and RTI, or, if Gorder and RTI are unable to agree upon a physician within ten (10) days after notice from either to the other suggesting a physician, then a physician shall be designated by the then president of medical society for the county in which Gorder maintains his principal residence, upon request of either party. The cost of any such medical examination shall be borne by RTI.

                     .0.3.13.2 CAUSE. RTI may, without liability, forthwith terminate Gorder's employment hereunder for "Cause" (as defined below) at any time, and thereafter the obligations of RTI hereunder shall cease and terminate except for (i) all amounts payable under the provisions of Paragraph 2(a) hereof which are accrued through the Termination Date and
                     (ii) all bonus payments and benefits as are due in accordance with the terms of the benefit and bonus plans of RTI in effect on the Termination Date referred to in Paragraphs 2(b) and 2(c) hereof. For purposes of this Agreement, the term "Cause" shall mean (i) Gorder's continued failure to perform substantially his duties with RTI (other than any such failure resulting from his incapacity due to physical or mental illness), twenty (20) days after a demand for substantial performance is delivered to him by RTI which specifically identifies the manner in which RTI believes he has not substantially performed his duties, (ii) any willful act of misconduct by Gorder which is materially injurious to RTI or Selas, momentarily or otherwise, or (iii) a criminal conviction of Gorder for any act involving dishonesty, breach of trust or the commission of a felony. For purposes of this Subparagraph (b), no act, or failure to act, on Gorder's part will be considered "willful" unless done (or omitted to be done) by Gorder in bad faith and without reasonable belief that his act or omission was in the best interests of RTI.

                     .0.3.13.3 TERMINATION WITHOUT CAUSE. RTI may terminate this Agreement at any time without Cause. If this Agreement is terminated by RTI for any reason other than for Cause or due to death or Disability of Gorder, then Gorder shall receive from RTI a lump sum payment equal to the present value (applying an 8% discount factor) of the amounts Gorder would have received pursuant to Paragraph 2(a) hereof assuming Gorder's then current annual base salary had continued to be paid, in equal monthly installments, during the remaining unexpired term of this Agreement. Upon such payment by RTI, RTI shall have no further obligations or liabilities hereunder.


                .0.3.14   NONCOMPETITION; CONFIDENTIAL INFORMATION.

                     .0.3.14.1 For a period (the "Relevant Period") commencing on the date hereof and ending three years following the date Gorder ceases, for any reason, to be employed by RTI, except for the performance of his duties hereunder or as expressly consented to in writing by RTI and Selas, neither Gorder nor any Affiliate (as hereinafter defined) shall, directly or indirectly: (i) engage, anywhere in the Territory (as defined in subparagraph (c) below), in the manufacture, assembly, design, distribution or marketing of any product or equipment substantially similar to or in competition with any product or equipment which at any time during the period from the date hereof until the date Gorder ceases, for any reason, to be employed by RTI is manufactured, sold or distributed by RTI or any subsidiary of RTI (which jointly and severally are hereinafter referred to as the "Group") or any product or equipment which the Group develops during such period for future manufacture, sale or distribution; (ii) be or become a stockholder, partner, owner, officer, director or employee or agent of, or a consultant to or give financial or other assistance to, any person or entity considering engaging in any such activities or so engaged; (iii) seek in competition with the business of the Group to procure orders from or do business with any customer of the Group;
                     (iv) solicit or contact with a view to the engagement or employment by any person or entity of any person who is an employee of the Group; or (v) seek to contract with or engage (in such a way as to adversely affect or interfere with the business of the Group as carried on at any time after the date hereof and on or prior to the date Gorder ceases, for any reason, to be employed by RTI) any person or entity who has been contracted with or engaged to manufacture, assemble, supply or deliver products, goods, materials or services to the Group; provided, however, that nothing herein shall prohibit Gorder and Affiliates from owning, as passive investors, such investments as are expressly permitted under Paragraph 3 hereof. The duration of Gorder's covenants set forth in this subparagraph shall be extended by a period of time equal to the number of days, if any, during which Gorder or any Affiliate is in violation of the provisions hereof.


                     .0.3.14.2 From and after the date hereof, except in connection with the performance of his duties hereunder, neither Gorder nor any Affiliate shall, directly or indirectly: (i) use or procure the use of any name including the words Resistance Technology, Inc. or RTI or any derivative or colorable imitation thereof; or (ii) use in furtherance of any of their business affairs or disclose to any third party any trade secret, customer list, supplier list, financial data, pricing or marketing policy or plan or any other proprietary or confidential information relating to the Group or any of its products, services, customers or suppliers, so long as the same is not publicly known (other than by the act of Gorder or any Affiliate).

                     .0.3.14.3 For the purposes of this Agreement, "Territory" means the world, and "Affiliate" means: (i) any corporation of which Gorder owns or otherwise possesses the power to direct the vote, directly or indirectly, of an amount of voting securities sufficient to elect a majority of the board of directors of such corporation, and (ii) any other person or entity controlled by Gorder. For the purposes of this definition of "Affiliate," "control" means the power to direct the management and policies of a person or entity, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; provided that, any person or entity of which Gorder owns beneficially or of record, either directly or through one or more intermediaries, more than 20% of the ownership interests, shall be conclusively presumed to be an "Affiliate."

                     .0.3.14.4 Gorder acknowledges that damages alone shall not be an adequate remedy for any breach by Gorder or Affiliates of Gorder's covenants contained in this Paragraph 5 and accordingly expressly agrees that, in addition to any other remedies which RTI may have, RTI shall be entitled to injunctive relief in any court of competent jurisdiction for any breach or threatened breach of any such covenants by Gorder and/or Affiliates.
                     Nothing contained herein shall prevent or delay RTI from seeking, in any court of competent jurisdiction, specific performance or other equitable remedies in the event of any breach or intended breach by Gorder or Affiliates of any of their obligations hereunder.

                     .0.3.14.5 Gorder acknowledges and agrees that (i) the market for nearly all of the products manufactured by RTI is worldwide, there being presently only one other company which manufactures many of RTI's products, and (ii) the covenants contained in this Agreement are fair and reasonable in light of the consideration paid hereunder and in order to protect Selas' investment in RTI, and the invalidity or unenforceability of any particular provision, or part of any provision, of this Paragraph 5 shall not affect the other provisions or parts hereof. If any provision of this Paragraph 5 is determined to be invalid or unenforceable by a court of competent jurisdiction by reason of the duration or geographical scope of the covenants contained therein, such duration or geographical scope, or both, shall be considered to be reduced to a duration or geographical scope to the extent necessary to cure such invalidity.

                .0.3.15   BENEFIT AND ASSIGNMENT.  This Agreement shall be
                binding upon and inure to the benefit of RTI, its successors and assigns, Gorder and his heirs and legal representatives. This Agreement is not assignable by Gorder without the prior written consent of RTI. This Agreement is assignable by RTI only (i) with the prior written consent of Gorder, or (ii) to any person, firm or corporation which becomes a successor in interest (by purchase of its assets or stock, or by merger or otherwise) to RTI's business.

                .0.3.16   NOTICES.  All notices required or permitted to be
                given under this Agreement shall be given in writing, and shall be sent by mail to the residence of Gorder then on file with RTI, and to the principal office of RTI.

                .0.3.17   CHOICE OF LAW.  The provisions of this Agreement
                shall be interpreted and construed in accordance with the laws of the State of Minnesota.

                .0.3.18   HEADINGS AND CAPTIONS.  The headings and captions of
                the paragraphs, sections and clauses of this Agreement are inserted for convenience of reference only and shall not constitute a part of this Agreement.


                .0.3.19   ENTIRE AGREEMENT.  This Agreement and the Patent and
                Secrecy Agreement dated January 26, 1984 between RTI and Gorder, taken together, contain the entire understanding between RTI and Gorder concerning the subject matter hereof; and the provisions applicable thereto cannot be amended, altered, enlarged, supplemented, abridged, modified, extended or waived except in a writing duly signed by the party to be charged.

                .0.3.20 SEVERABILITY. The invalidity or unenforceability of any provisions of this Agreement or the application thereof to any person or circumstances shall not affect or impair the validity or enforceability of any other provision herein. Any provision in this Agreement that might otherwise be invalid or unenforceable because of contravention of any applicable law, statute or governmental regulation shall be deemed to be amended to the extent necessary to remove the cause of such invalidation or unenforceability and such provision, as so amended, shall remain in full force and effect.

                .0.3.21   COUNTERPARTS.  This Agreement may be executed in two
                or more counterparts, each of which shall be deemed to be an original, but all of which shall constitute one and the same instrument.

                IN WITNESS WHEREOF, RTI and Gorder have executed this Agreement effective the date and year first above written.


      RESISTANCE TECHNOLOGY, INC.
      By:/s/ Thomas Giguere              /s/ Mark S. Gorder

         Its Vice President for          MARK S. GORDER
           Administration



                                                                   EXHIBIT 21





                              SIGNIFICANT SUBSIDIARIES OF
                              SELAS CORPORATION OF AMERICA







      SUBSIDIARY                           PLACE OF INCORPORATION

      Deuer Manufacturing, Inc.                Ohio


      Resistance Technology GmbH               Germany
      Vertrieb von Elecktronikteilen


      Resistance Technology, Inc.              Minnesota


      Selas S.A.                               France


      Selas Italiana, S.A                      Italy


      Selas Waermetechnik, GmbH                Germany






                                                                    EXHIBIT 23






                       SELAS CORPORATION OF AMERICA

                                 EXHIBIT 23

                       CONSENT OF INDEPENDENT AUDITORS



   The Board of Directors
      Selas Corporation of America:

      We consent to the incorporation by reference in the Registration Statement File No. 33-33712, on Form S-3, and the Registration Statement File No. 33-35802, on Form S-8, of Selas Corporation of America and subsidiaries of our report dated February 12, 1996 relating to the consolidated balance sheets of Selas Corporation of America and subsidiaries as of December 31, 1995 and 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows and related financial statement schedules for each of the years in the three-year period ended December 31, 1995, which report appears in the December 31, 1995 annual report on Form 10-K of Selas Corporation of America.








      Philadelphia, Pennsylvania
      March 25, 1996




                                                                     EXHIBIT 24



                             POWER OF ATTORNEY



                KNOW ALL MEN BY THESE PRESENTS that the undersigned does hereby consent and appoint Stephen F. Ryan and Robert W. Ross, or either of them, his attorney to do any and all acts, including the execution of documents, which said attorneys, or either of them, may deem necessary or advisable to enable Selas Corporation of America (the "Company") to comply with the Securities Exchange Act of 1934, as amended, and the rules, regulations and requirements of the Securities and Exchange Commission, in connection with the filing under said Act of an annual report of the Company on Form 10-K for the year ended December 31, 1995, including the power and authority to sign in the name and on behalf of the undersigned, in any and all capacities in which the signature of the undersigned would be appropriate, such annual report and any and all amendments thereto and generally to do and perform all things necessary to be done in the premises as fully and effectually in all respects as the undersigned could do if personally present.

                IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 19th day of March, 1996.



                                      /s/ John H. Austin, Jr.
                                          John H. Austin, Jr.

                                      /s/ Frederick L. Bissinger
                                          Frederick L. Bissinger

                                      /s/ Roy C. Carriker
                                          Roy C. Carriker

                                      /s/ Francis J. Dunleavy
                                          Francis J. Dunleavy

                                      /s/ Mark S. Gorder
                                          Mark S. Gorder

                                      /s/ Ralph R. Whitney, Jr.
                                          Ralph R. Whitney, Jr.