Form 10-Q
period 1996-03-31
SELAS CORP OF AMERICA
filed 1996-05-13
CIK 88790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q


    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


    FOR THE PERIOD ENDED              MARCH 31, 1996

                                       OR

    ( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
    SECURITIES EXCHANGE ACT OF 1934


    COMMISSION FILE NUMBER                1-5005


                        SELAS CORPORATION OF AMERICA
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


               PENNSYLVANIA                          23-1069060
    STATE OR OTHER JURISDICTION OF       (IRS EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)


              DRESHER, PENNSYLVANIA                         19025
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


                  CLASS                      OUTSTANDING AT MAY 6, 1996
     COMMON SHARES, $1.00 PAR VALUE      3,460,050 (exclusive of 242,376
                                                 treasury shares)

                         SELAS CORPORATION OF AMERICA


                                  I N D E X

                                                                   Page
                                                                  Number
    PART I - FINANCIAL INFORMATION

             Item 1.  Financial Statements

                Consolidated Balance Sheets as of
                March 31, 1996 and December 31, 1995. . . . . . .   3, 4

                Consolidated Statements of Operations for
                the Three Months Ended March 31, 1996
                and 1995. . . . . . . . . . . . . . . . . . . . .   5

                Consolidated Statements of Cash Flows
                for the Three Months Ended March 31,
                1996 and 1995 . . . . . . . . . . . . . . . . . .   6

                Consolidated Statement of Shareholders' Equity
                for the Three Months Ended March 31, 1996 . . . .   7

                Notes to Consolidated Financial Statements  . . .   8, 9, 10

             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of
                      Operations  . . . . . . . . . . . . . . . .   11, 12




    PART II - OTHER INFORMATION


             Item 4.  Submission of Matters to a Vote of Security
                      Holders   . . . . . . . . . . . . . . . . .   13

             Item 6.  Exhibits and Reports on Form 8-K  . . . . .   13

                          SELAS CORPORATION OF AMERICA

                          Consolidated Balance Sheets
                                    Assets
                                                    March 31,     December 31,
                                                      1996            1995
                                                   (Unaudited)     (Audited)
    Current assets

      Cash, including cash equivalents of
        $2,460,000 in 1996 and
        $1,865,000 in 1995   . . . . . . . . . .   $ 4,334,628    $ 3,912,364

      Accounts receivable (including unbilled
        receivables of $3,082,000 in 1996 and
        $980,000 in 1995 less allowance for
        doubtful accounts of $767,000 in 1996
        and $792,000 in 1995)  . . . . . . . . .    19,758,707     20,227,323

      Inventories  . . . . . . . . . . . . . . .     8,751,816      7,792,134

      Deferred income taxes  . . . . . . . . . .     1,374,436      1,323,932

      Other current assets . . . . . . . . . . .     1,130,514      1,219,447

          Total current assets . . . . . . . . .    35,350,101     34,475,200
    Investment in unconsolidated affiliate . . .       651,021        673,954

    Property, plant and equipment

      Land . . . . . . . . . . . . . . . . . . .     1,131,012      1,150,956

      Buildings  . . . . . . . . . . . . . . . .    11,599,593     11,790,131

      Machinery and equipment  . . . . . . . . .    17,240,664     16,954,756

                                                    29,971,269     29,895,843

      Less:  Accumulated depreciation  . . . . .    13,798,057     13,231,646

          Net property, plant and equipment  . .    16,173,212     16,664,197


    Deferred pension cost. . . . . . . . . . . .       299,896        313,675

    Accounts and notes receivable. . . . . . . .     2,927,948      2,828,185

    Excess of cost over net assets of acquired
      subsidiaries, less accumulated amortiza-
      tion of $891,000 and $808,000  . . . . . .    12,375,451     12,458,364

    Other assets including patents, less
      amortization . . . . . . . . . . . . . . .       529,295        545,945

                                                   $68,306,924    $67,959,520
                                                   ===========    ===========

           (See accompanying notes to the consolidated financial statements)

                               SELAS CORPORATION OF AMERICA

                               Consolidated Balance Sheets
                           Liabilities and Shareholders' Equity

                                                    March 31,      December 31,
                                                      1996            1995
                                                   (Unaudited)      (Audited)
    Current liabilities

      Notes payable     . . . . . . . . . . . . .  $ 2,425,054     $ 2,651,188

      Current maturities of long-term debt  . . .    2,207,426       2,258,894

      Accounts payable  . . . . . . . . . . . . .    7,082,796       5,490,967

      Federal, state and foreign income taxes . .      670,227         250,445

      Customers' advance payments on contracts  .    1,737,884       2,338,231

      Guarantee obligations and estimated future
        costs of service  . . . . . . . . . . . .      971,705         844,787

      Other accrued liabilities . . . . . . . . .    4,364,278       4,889,993

          Total current liabilities . . . . . . .   19,459,370      18,724,505

    Long-term debt  . . . . . . . . . . . . . . .    8,588,777       9,100,401

    Pension plan obligation . . . . . . . . . . .      306,405         320,184

    Other postretirement benefit obligations. . .    4,119,166       4,089,234

    Deferred income taxes . . . . . . . . . . . .    1,027,363       1,069,022

    Contingencies and commitments

    Shareholders' equity

      Common shares, $1 par; 10,000,000 shares
        authorized; 3,702,426 shares issued . . .    3,702,426       3,702,426

      Additional paid-in capital  . . . . . . . .   13,512,005      13,512,005

      Retained earnings . . . . . . . . . . . . .   16,756,696      16,390,247

      Foreign currency translation adjustment . .    1,223,163       1,439,943

      Minimum pension liability adjustment  . . .       (6,510)         (6,510)

      Less:  242,376 common shares held in
        treasury, at cost . . . . . . . . . . . .     (381,937)       (381,937)

          Total shareholders' equity  . . . . . .   34,805,843      34,656,174

                                                   $68,306,924     $67,959,520
                                                   ===========     ===========
           (See accompanying notes to the consolidated financial statements)

                          SELAS CORPORATION OF AMERICA

                     Consolidated Statements of Operations
                                   (Unaudited)



                                                     Three Months Ended
                                                March 31,        March 31,
                                                   1996             1995

    Sales, net  . . . . . . . . . . . . . .    $18,570,543      $21,471,505


    Operating costs and expenses
      Cost of sales . . . . . . . . . . . .     13,842,872       15,942,679
      Selling, general and
        administrative expenses   . . . . .      3,670,566        3,727,919

    Operating income  . . . . . . . . . . .      1,057,105        1,800,907

      Interest (expense)  . . . . . . . . .       (248,465)        (281,320)
      Interest income . . . . . . . . . . .         66,712           75,884
      Other income (expense), net . . . . .         24,373          139,460

    Income before income taxes  . . . . . .        899,725        1,734,931

    Income taxes  . . . . . . . . . . . . .        325,674          571,308

    Net income  . . . . . . . . . . . . . .    $   574,051      $ 1,163,623
                                               ===========      ===========

    Earnings per common and common
      equivalent share  . . . . . . . . . .           $.17             $.34
                                               ===========      ===========

    Weighted average common and common
      equivalent shares outstanding . . . .      3,460,000        3,457,000













           (See accompanying notes to the consolidated financial statements)

                          SELAS CORPORATION OF AMERICA
                     Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                         Three Months Ended
                                                       March 31,      March 31,
                                                        1996           1995
    Cash flows from operating activities:
     Net income . . . . . . . . . . . . . . . . . .  $  574,051     $ 1,163,623
     Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
       Depreciation and amortization. . . . . . .       716,123        679,441
       Equity in losses of unconsolidated
        affiliates   . . . . . . . . . . . . . .         22,933          14,683
        (Gain) on sale of property and equipment .         --            (9,017)
        Deferred taxes . . . . . . . . . . . . . .      (95,126)        (78,258)
        Changes in operating assets and liabilities:
         (Increase) in accounts receivable. . . . .      (3,608)     (4,211,089)
         (Increase) in inventories  . . . . . . . .    (951,440)       (148,138)
         (Increase) decrease in other assets. . . .       4,907        (361,215)
         Increase in accounts payable   . . . . . .   1,902,940         913,113
         Increase (decrease) in accrued expenses. .     212,422         (42,460)
         Increase (decrease) in customer advances .    (608,927)        369,057
         Increase (decrease) in other liabilities .     (80,190)         11,449

               Net cash provided (used) by
               operating activities . . . . . . . .   1,694,085      (1,698,811)

    Cash flows from investing activities:
     Purchases of property, plant and equipment . .    (333,670)       (567,877)
     Proceeds from sale of property, plant
      and equipment.  . . . . . . . . . . . . . . .        --            15,191
     Purchase of long term investment . . . . . . .     (22,490)           --

               Net cash (used) by investing
               activities . . . . . . . . . . . . .    (356,160)       (552,686)

    Cash flows from financing activities:
     Proceeds from short-term bank borrowings . . .     311,875       2,482,835
     Repayments of short-term bank borrowings . . .    (478,651)           --
     Repayments of long-term debt . . . . . . . . .    (474,386)       (472,885)
     Proceeds from exercise of stock options  . . .        --            28,281
     Payment of dividends . . . . . . . . . . . . .    (207,603)       (190,303)

               Net cash provided (used) by financing
               activities   . . . . . . . . . . . .    (848,765)      1,847,928

    Effect of exchange rate changes on cash . . . .     (66,896)        231,364

    Net increase (decrease) in cash and cash
     equivalents  . . . . . . . . . . . . . . . . .     422,264        (172,205)

    Cash and cash equivalents, beginning of
     period . . . . . . . . . . . . . . . . . . . .   3,912,364       5,812,508

    Cash and cash equivalents, end of period. . . .  $4,334,628     $ 5,640,303
                                                     ==========     ===========

             (See accompanying notes to the consolidated financial statements)

                             SELAS CORPORATION OF AMERICA

                    Consolidated Statement of Shareholders' Equity
                           Three Months Ended March 31, 1996
                                      (Unaudited)


                                      Common Stock
                                                                 Additional
                                  Number of                       Paid-In
                                  Shares           Amount         Capital

    Balance, January 1, 1996       3,702,426     $3,702,426      $13,512,005
    Net income
    Cash dividends paid
      ($.06 per share)
    Translation (loss)

    Balance, March 31, 1996        3,702,426     $3,702,426      $13,512,005
                                 ===========     ==========      ===========

                                                  Foreign         Minimum
                                                  Currency        Pension
                                  Retained       Translation     Liability
                                  Earnings       Adjustment      Adjustment

    Balance, January 1, 1996     $16,390,247     $1,439,943      $  (6,510)
    Net income                       574,051
    Cash dividends paid
      ($.06 per share)              (207,602)          --             --
    Translation (loss)                             (216,780)

    Balance, March 31, 1996      $16,756,696     $1,223,163      $  (6,510)
                                 ===========     ==========      =========

                                                    Total
                                   Treasury      Shareholders'
                                    Stock          Equity

    Balance, January 1, 1996     $  (381,937)    $34,656,174
    Net income                                       574,051
    Cash dividends paid
      ($.06 per share)                              (207,602)
    Translation (loss)                              (216,780)

    Balance, March 31, 1996      $  (381,937)    $34,805,843
                                 ===========     ===========

          (See accompanying notes to the consolidated financial statements)

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION

    ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

    1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of March 31,1996 and December 31, 1995, and the consolidated results of its operations for the three months ended March 31,1996 and 1995 and consolidated statements of shareholders' equity and cash flows for the three months then ended.

    2. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1995 Selas Corporation of America Annual Report.

    3.  Inventories consist of the following:

                                               March 31,       December 31,
                                                 1996             1995
        Raw material                          $2,649,377       $2,403,147
        Work-in-process                        1,883,524        1,334,531
        Finished products and components       4,218,915        4,054,456

                         Total                $8,751,816       $7,792,134
                                              ==========       ==========
    4.  Income Taxes

        Consolidated income taxes for the three months ended March 31, 1996 and 1995 are $326,000 and $571,000 which result in effective tax rates of 36.2% and 32.9% respectively. The rate of tax in relation to pre-tax income in 1995 is lower because certain domestic and foreign net operating loss carryforward benefits have been utilized as of December 31, 1995.

    5.  Legal Proceedings

        The Company is a defendant along with a number of other parties in approximately 112 lawsuits as of December 31, 1995 (210 as of December 31,1994) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or
        more  named defendants.   Due to  the noninformative nature of the
        complaints, the Company does not know whether any of the complaints state valid claims against the Company. The Company is also one of approximately 500 defendants in a class action on behalf of approximately 2700 present or former employees of a Texas steel mill alleging that products supplied by the defendants created a poisonous atmosphere that caused unspecified physical harm. These cases are being defended by one or more of the Company's insurance carriers presently known to be "at risk." Through October 1993, the legal costs of defense of the

                            SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION

    ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)-
            (Continued)

    5.  Legal Proceedings (Continued)

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

        In 1995, a dispute arose under a contract between a customer and a subsidiary of the Company that was submitted to arbitration. The customer alleged that the subsidiary had breached the contract and that the customer was entitled to recision of the contract. The Company recorded revenue of approximately $1,400,000 under the contract in 1994 and had, as of December 31, 1995 and March 31, 1996, a current billed receivable of $140,000 for the balance of the aggregate amount due under the contract. The subsidiary of the Company has contested the customer's claims in the arbitration proceeding.

                SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION

    ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)-
            (Continued)

    6.  Statements of Cash Flows

        Supplemental disclosures of cash flow information:

                                                 Three Months Ended
                                              March 31,        March 31,
                                                1996             1995

        Interest received . . . . . . .       $  54,260        $  71,341
        Interest paid . . . . . . . . .       $ 215,178        $ 247,404
        Income taxes paid . . . . . . .       $  87,496        $ 237,308

    7.  Accounts Receivable
        At March 31, 1996, the Company had
        $1,459,973 of trade accounts receivable due from the major U.S. automotive manufacturers and $3,074,173 of trade accounts receivable due from hearing aid manufacturers. The Company also had $8,258,976 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.

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

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION


    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations

    Consolidated net sales for the three months ended March 31, 1996 were $18.6 million compared to $21.5 million for the same period in 1995. Net sales for the Company's heat processing segment for the first quarter of 1996 were $8.4 million, down from $11 million for the same period in 1995. The lower heat processing segment sales of $2.6 million in the current period are due primarily to the timing of the recognition of sales arising from large engineering contracts. Sales and earnings of large engineered contracts are recognized on the percentage-of-completion method and generally require more than twelve months to complete. Consolidated backlog at March 31, 1996 for the heat processing segment is $62.6 million compared to $12.4 million at March 31, 1995. Net sales for the precision electromechanical and plastic components segment increased to $6.7 million for the first quarter of 1996 compared to $5.9 million for the same period in 1995. The $.8 million improvement in sales is due to increased electromechanical component and system sales to the hearing aid industry. Net sales for the tire holders, lifts and related products segment decreased to $3.5 million for the three months ended March 31, 1996 compared to $4.5 million for the same period in 1995. The decrease in sales is due primarily to the previously disclosed loss of the Chrysler mini-van contract.

    The Company's consolidated gross profit margin as a percentage-of-sales for the first quarter of 1996 was 25.6% compared to 25.7% for the same period in 1995. The Company's heat processing segment's gross profit margin for the first quarter of 1996 was 20.5% compared to 23.5% for the same period in 1995. Heat processing gross profit margins vary marketedly from contract to contract. Gross profit margin for the precision electromechanical and plastic components segment increased to 40.6% for the first quarter of 1996 compared to 33.4% for the same period in
    1995.   The improvement  for this segment's gross  profit  margin is  due to productivity improvements, increase in the number of units produced and sold and a favorable mix of products sold. The gross profit margin for the Company's tire holders, lifts and related products segment dropped to 9.6% for the first quarter of 1996 compared to 20.9% for the same period last year. The lower gross profit margin is due to the loss of the Chrysler mini-van contract, along with labor, direct material and overhead increases which were not passed along as selling price increases to the segment's automotive customers.

    Selling, general and administrative expenses decreased 1.6% to $3,671,000 in the first three months of 1996 compared to $3,728,000 for
    the  same period in 1995.   The lower costs for 1996  were favorably
    impacted by the restructuring charge for the Company's European operation taken in the second quarter of
    1995.

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Continued)

    Interest income decreased to $67,000 for the first quarter of 1996 compared to $76,000 for the same period last year, due primarily to a lower amount of average funds available for investment in the current
    quarter.   Interest expense decreased to $248,000 for the  first quarter of 1996 from $281,000 for the same period last year, due to lower borrowings in the current quarter.

    Other income (expense) includes gains on foreign exchange of $11,000 for the first quarter of 1996 and $15,000 for the same period in 1995. Also included in other income for the first quarter of 1995 was a gain of $144,000 on the sale of the Company's interest in a joint venture, ISIGLASS, located in Este, Italy to the Finand Group, one of the partners in the joint venture.

    Consolidated income taxes for the three months ended March 31, 1996 and 1995 are $326,000 and $571,000, respectively, which result in effective tax rates of 36.2% and 32.9%, respectively. The rate of tax in relation to pre-tax income in 1995 is lower because certain domestic and foreign net operating loss carryforward benefits have been utilized as of December 31, 1995.

    Consolidated net income for the first quarter of 1996 is $574,000 compared
    to $1,164,000  for the  same period  in 1995.   The  decline in  earnings
    is due primarily to lower sales in the current quarter, along with 1995 being favorably impacted by a gain of $144,000 on the sale of an investment in a joint venture.

    Liquidity and Capital Resources

    Consolidated  net working  capital increased  to $15.9  million for  the
    first  quarter of 1996  from $15.8  million at December  31, 1995.   The
    $.1 million improvement is due primarily to the earnings for the quarter, higher depreciation and amortization expense than capital expenditures, partially offset by repayments of long term debt and
    dividend payments.   The largest  changes in  the components of  working
    capital were:   Higher  inventories, $1 million;  increased  cash,  $.4
    million; higher current liabilities, $.7 million; and lower receivables, $.5 million.

    The Company believes that its present working capital position, combined with funds expected to be generated from operations and the available borrowing capacity through its revolving credit loan facilities, will be sufficient to meet its anticipated cash requirements for operating needs and capital expenditures for 1996.

                          SELAS CORPORATION OF AMERICA

                            PART II - OTHER INFORMATION



    ITEM 4.  Submission of Matters to a Vote of Security Holders

              None


    ITEM 6.  Exhibits and Reports on Form 8-K


    (a) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1996.

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


                                           SELAS CORPORATION OF AMERICA
                                                  (Registrant)





    Date:     May 10, 1996
                                              Robert W. Ross
                                         Vice President and Chief
                                            Financial Officer