Form 10-Q
period 1996-06-30
SELAS CORP OF AMERICA
filed 1996-08-12
CIK 88790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q


    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


    FOR THE PERIOD ENDED               JUNE 30, 1996

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


                  CLASS                    OUTSTANDING AT AUGUST 2, 1996
     COMMON SHARES, $1.00 PAR VALUE       3,702,426 (exclusive of 242,376
                                                 treasury shares)

                         SELAS CORPORATION OF AMERICA


                                  I N D E X

                                                               Page  Number

    PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

            Consolidated Balance Sheets as of
            June 30, 1996 and December 31, 1995 . . . . . . . .   3, 4

            Consolidated Statements of Operations for
            the Three Months Ended June 30, 1996
            and 1995. . . . . . . . . . . . . . . . . . . . . .   5

            Consolidated Statements of Operations for the
            Six Months Ended June 30, 1996 and 1995 . . . . . .   6

            Consolidated Statements of Cash Flows
            for the Six Months Ended June 30,
            1996 and 1995 . . . . . . . . . . . . . . . . . . .   7

            Consolidated Statement of Shareholders' Equity
            for the Six Months Ended June 30, 1996    . . . . .   8

            Notes to Consolidated Financial Statements  . . . .   9,10,11


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations . . . . . . . . . . . . . . . . .   12,13,14




    PART II - OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security
                   Holders  . . . . . . . . . . . . . . . . . .   15


          Item 6.  Exhibits and Reports on Form 8-K . . . . . .   15

                          SELAS CORPORATION OF AMERICA

                          Consolidated Balance Sheets
                                    Assets

                                                  June 30,      December 31,
                                                   1996           1995
                                                (Unaudited)     (Audited)
    Current assets

     Cash, including cash equivalents of
      $2,319,000 in 1996 and $1,865,000 in
      1995 . . . . . . . . . . . . . . . . . . .$ 9,506,305    $ 3,912,364

      Accounts receivable (including unbilled
       receivables of $4,512,000 in 1996 and
       $980,000 in 1995 less allowance for
       doubtful accounts of $761,000 in 1996
       and $792,000 in 1995)  . . . . . . . . .  24,131,093     20,227,323
     Inventories    . . . . . . . . . . . . . .   8,608,801      7,792,134

     Deferred income taxes  . . . . . . . . . .   1,491,061      1,323,932

     Other current assets . . . . . . . . . . .     779,234      1,219,447

         Total current assets . . . . . . . . .  44,516,494     34,475,200

    Investment in unconsolidated affiliate  . .     609,894        673,954

    Property, plant and equipment

     Land . . . . . . . . . . . . . . . . . . .   1,123,181      1,150,956

     Buildings  . . . . . . . . . . . . . . . .  11,524,621     11,790,131

     Machinery and equipment  . . . . . . . . .  17,736,244     16,954,756
                                                 30,384,046     29,895,843
     Less:  Accumulated depreciation  . . . . .  14,340,004     13,231,646

       Net property, plant and equipment  . . .  16,044,042     16,664,197

    Deferred pension cost. . . . . . . . . . . .    286,117        313,675

    Accounts and notes receivable  . . . . . . .  2,806,474      2,828,185

    Excess of cost over net assets of acquired
     subsidiary, less accumulated amortization
     of $974,000 and $808,000 . . . . . . . . .  12,292,537     12,458,364

    Other assets including patents, less
     amortization . . . . . . . . . . . . . . .     603,829        545,945

                                                $77,159,387    $67,959,520
                                                ===========    ===========


           (See accompanying notes to the consolidated financial statements)

                               SELAS CORPORATION OF AMERICA

                               Consolidated Balance Sheets
                           Liabilities and Shareholders' Equity

                                                  June 30,     December 31,
                                                   1996           1995
                                                (Unaudited)     (Audited)
    Current liabilities

     Notes payable  . . .  . . . . . . . . . .  $ 1,036,858    $ 2,651,188

     Current maturities of long-term debt  . .    1,993,081      2,258,894

     Accounts payable  . . . . . . . . . . . .   11,208,473      5,490,967

     Federal, state and foreign income taxes .      501,801        250,445

     Customers' advance payments on contracts.    5,752,825      2,338,231

     Guarantee obligations and estimated future
      costs of service   . . . . . . . . . . .    1,219,572        844,787
     Other accrued liabilities . . . . . . . .    6,701,356      4,889,993

        Total current liabilities  . . . . . .   28,413,966     18,724,505

    Long-term debt     . . . . . . . . . . . .    8,086,440      9,100,401

    Pension plan obligation  . . . . . . . . .      292,626        320,184

    Other postretirement benefit obligations .    4,033,808      4,089,234

    Deferred income taxes  . . . . . . . . . .      997,465      1,069,022

    Contingencies and commitments

    Shareholders' equity

     Common shares, $1 par; 10,000,000 shares
      authorized; 3,702,426 shares issued  . .    3,702,426      3,702,426

     Additional paid-in capital    . . . . . .   13,512,005     13,512,005

     Retained earnings . . . . . . . . . . . .   17,356,139     16,390,247

     Foreign currency translation adjustment .    1,152,959      1,439,943

     Minimum pension liability adjustment  . .       (6,510)        (6,510)

     Less:  242,376 common shares held in
       treasury, at cost . . . . . . . . . . .     (381,937)      (381,937)

        Total shareholders' equity   . . . . .   35,335,082     34,656,174

                                                $77,159,387    $67,959,520
                                                ===========    ===========

         (See accompanying notes to the consolidated financial statements)

                            SELAS CORPORATION OF AMERICA

                     Consolidated Statements of Operations
                                   (Unaudited)



                                                  Three Months Ended
                                                 June 30,       June 30,
                                                  1996           1995

    Sales, net                                $25,460,255    $16,974,176

    Operating costs and expenses
     Cost of sales                             20,168,356     12,370,918
     Selling, general and
      administrative expenses                   3,756,646      3,867,743

    Operating income                            1,535,253        735,515

    Interest (expense)                           (245,772)      (340,053)
    Interest income                                69,929         77,284
    Other income (expense), net                     5,789       (201,080)
    Income before income taxes                  1,365,199        271,666

    Income taxes                                  558,153        335,209

    Net income (loss)                         $   807,046    $   (63,543)
                                              ===========    ===========




    Earnings (loss) per common and
     common equivalent share                       $ 0.23         $(0.02)
                                              ===========    ===========


    Weighted average common shares
     outstanding                                3,460,000      3,460,000







       (See accompanying notes to the consolidated financial statements)

                              SELAS CORPORATION OF AMERICA

                         Consolidated Statements of Operations
                                       (Unaudited)



                                                   Six Months Ended
                                                 June 30,       June 30,
                                                  1996           1995

    Sales, net                                $44,030,798    $38,445,681

    Operating costs and expenses
      Cost of sales                            34,011,228     28,313,597
      Selling, general and
        administrative expenses                 7,427,212      7,595,662

    Operating income                            2,592,358      2,536,422

    Interest (expense)                           (494,237)      (621,373)
    Interest income                               136,641        153,168
    Other income (expense), net                    30,162        (61,620)

    Income before income taxes                  2,264,924      2,006,597

    Income taxes                                  883,827        906,517

    Net income                                $ 1,381,097    $ 1,100,080
                                              ===========    ===========


    Earnings per common and common
      equivalent share                             $ 0.40         $ 0.32
                                              ===========    ===========


    Weighted average common shares
      outstanding                               3,460,000      3,459,000








      (See accompanying notes to the consolidated financial statements)

                          SELAS CORPORATION OF AMERICA
                     Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                        Six Months Ended
                                                     June 30,       June 30,
                                                      1996           1995
    Cash flows from operating activities:
     Net income . . . . . . . . . . . . . . . .   $ 1,381,097   $ 1,100,080
     Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
       Depreciation and amortization    . . . .     1,424,068     1,369,151
       Equity in (income) losses of unconsolidated
        affiliates  . . . . . . . . . . . . . .        47,319        (1,964)
       (Gain) on sale of equity in unconsolidated
        affiliate   . . . . . . . . . . . . . .          --         147,878)
       (Gain) on sale of property and equipment          (707)       (2,698)
       Deferred taxes . . . . . . . . . . . . .      (243,141)     (218,307)
        Changes in operating assets and liabilities:
         (Increase) in accounts receivable  . .    (4,364,392)   (4,091,375)
         (Increase) in inventories  . . . . . .      (817,880)     (610,691)
          Decrease in other assets  . . . . . .       520,931       222,464
          Increase (decrease) in accounts payable   5,864,414      (396,275)
          Increase in accrued expenses . . . . .    2,442,663       487,010
          Increase in customer advances  . . . .    3,436,836       548,930
          Increase in other liabilities  . . . .       74,026        22,898

              Net cash provided (used) by
               operating activities. . . . . . .    9,765,234
    (1,718,655)

    Cash flows from investing activities:
     Purchases of property, plant and equipment.     (921,316)
    (1,031,196)
     Proceeds from sale of property and equipment      24,172        35,465
     Proceeds from sale of equity in affiliate .         --         269,048
     Receipt of dividend from unconsolidated
      affiliate                                        16,742          --
              Net cash (used) by investing
               activities. . . . . . . . . . . .     (880,402)
    (726,683)

    Cash flows from financing activities:
     Proceeds from short-term bank borrowings  .         --       4,140,448
     Repayments of short-term bank borrowings  .   (1,550,343)         --

     Repayments of long-term debt  . . . . . . .   (1,156,406)
    (1,447,268)
     Proceeds from exercise of stock options . .         --          28,281
     Payment of dividends  . . . . . . . . . . .     (415,205)
       (380,605)

              Net cash provided (used) by financing
               financing activities  . . . . . .   (3,121,954)    2,340,856


    Effect of exchange rate changes on cash  . .     (168,937)      191,596

    Net increase in cash and cash equivalents. .    5,593,941        87,114
    Cash and cash equivalents beginning of period   3,912,364     5,812,508

    Cash and cash equivalents end of period  . .  $ 9,506,305   $ 5,899,622
                                                  ===========   ===========

         (See accompanying notes to the consolidated financial statements)

                              SELAS CORPORATION OF AMERICA

                       Consolidated Statement of Shareholders' Equity
                              Six Months Ended June 30, 1996
                                       (Unaudited)

                                     Common Stock              Additional
                                Number of                       Paid-In
                                 Shares          Amount         Capital

    Balance, January 1, 1996     3,702,426     $3,702,426     $13,512,005
    Net income
    Cash dividends paid
      ($.12 per share)
    Translation (loss)

    Balance,  June 30, 1996      3,702,426     $3,702,426     $13,512,005
                                 =========     ==========     ===========

                                                 Foreign       Minimum
                                                 Currency      Pension
                                  Retained     Translation    Liability
                                  Earnings      Adjustment    Adjustment


    Balance, January 1, 1996    $16,390,247   $ 1,439,943     $  (6,510)
    Net income                    1,381,097
    Cash dividends paid
      ($.12 per share)             (415,205)
    Translation (loss)                           (286,984)

    Balance,  June 30, 1996     $17,356,139    $1,152,959     $  (6,510)
                                ===========    ==========     =========
                                         Total
                                Treasury       Shareholders'
                                  Stock           Equity

    Balance, January 1, 1996      $(381,937)  $34,656,174
    Net income                                  1,381,097
    Cash dividends paid
      ($.12 per share)                           (415,205)
    Translation (loss)                           (286,984)

    Balance,  June 30, 1996       $(381,937)  $35,335,082
                                  =========   ===========


     (See accompanying notes to the consolidated financial statements)

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION


    ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

    1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of June 30, 1996 and December 31, 1995, and the consolidated results of its operations for the three and six months ended June 30, 1996 and 1995 and consolidated statements of shareholders' equity and cash flows for the six months then ended.

    2.   The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the 1995 Selas Corporation of America Annual Report.

    3.   Inventories consist of the following:

                                             June 30,      December 31,
                                              1996           1995

         Raw material                      $2,768,709     $2,403,147
         Work-in-process                    1,817,015      1,334,531
         Finished products and
          components                        4,023,077      4,054,456

                         Total             $8,608,801     $7,792,134
                                           ==========      ==========

    4.   Income Taxes

         Consolidated income taxes for the six month period ended June 30, 1996 and 1995 are $884,000 and $907,000 which result in effective tax rates of 39.0% and 45.2%, respectively. The rate of tax in relation to pre-tax income in 1995 has been impacted by the settlement of a tax issue at one of the Company's European subsidiaries in the amount of approximately $139,000.




                                    -10-
                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION

    ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)-
            (Continued)

    5.  Legal Proceedings

        The Company is a defendant along with a number of other parties in approximately 112 lawsuits as of December 31, 1995 (210 as of December 31, 1994) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The Company is also one of approximately 500 defendants in a class action on behalf of approximately 2700 present or former employees of a Texas steel mill alleging that products supplied by the defendants created a poisoned atmosphere that caused unspecified physical harm. These cases are being defended by one or more of the Company's insurance carriers presently known to be "at risk". Through October 1993, the legal costs of defense of the asbestos and steel mill cases were shared among the insurance carriers (92%) and the Company (8%). The lead insurance carrier settled a number of the cases in 1993 and requested that the Company pay a portion of the settlement amount. The Company declined to do so because no such payment is required by the express terms of the policies. The lead carrier then purported in October 1993 to abrogate the arrangement under which the defense costs had been shared, and the Company responded by tendering all of the cases to the lead carrier and demanding that the lead carrier honor its obligations under its policies to pay 100% of the costs of defense and 100% of all settlements and judgments up to the policy limits. The lead carrier has settled approximately 98 and 450 claims in 1995 and 1994, respectively with no request for the Company to participate in any settlement. The lead carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the Company.

        In 1995, a dispute arose under a contract between a customer and a subsidiary of the Company that was submitted to arbitration. The customer alleged that the subsidiary had breached the contract and that the customer was entitled to recision of the contract. The Company recorded revenue of

                       SELAS CORPORATION OF AMERICA

                       Part I - FINANCIAL INFORMATION

    ITEM 1. Notes to Consolidated Financial Statements (Unaudited)- (Continued)
    5.  Legal Proceedings (Continued)

        approximately $1,400,000 under the contract in 1994 and had, as of December 1995 and June 30, 1996, a current billed receivable of $140,000 for the balance of the aggregate amount due under the contract. The subsidiary of the Company has contested the customer's claims in the arbitration proceeding.

    6.  Statements of Cash Flows

        Supplemental disclosures of cash flow information:

                                                Six Months Ended
                                           June 30,         June 30,
                                             1996             1995

          Interest received . . . . . . . $  165,042       $  131,342
          Interest paid . . . . . . . . . $  452,139       $  514,091
          Income taxes paid . . . . . . . $  864,387       $1,086,801

    7.    Accounts Receivable

          At June 30, 1996, the Company had $1,473,257 of trade accounts receivable due from the major U.S. automotive manufacturers and $2,979,070 of trade accounts receivable due from hearing aid manufacturers. The Company also had $8,608,185 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.

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

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION


    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations

    Consolidated net sales increased to $25.5 million and $44 million for the three and six months ended June 30, 1996 compared to $17 million and $38.4 million for the same periods in 1995. Net sales for the heat processing segment increased to $15.3 million and $23.7 million for the three and six month periods ended June 30, 1996 compared to $7.2 million and $18.2 million for the same periods in 1995. The higher level of sales for this business segment is due to an increase in orders for large engineered systems contracts. Sales and earnings of large engineered systems contracts are recognized on a percentage-of-completion method. Such contracts generally require more than twelve months to complete. The sales backlog for the heat processing segment at June 30, 1996 is $49.5 million compared to $26 million at June 30, 1995. Net sales for the precision electromechanical and plastic components segment increased to $6.9 million and $13.5 million for the three and six months ended June 30, 1996 compared to $6.3 million and $12.2 million for the same periods in 1995. Higher sales to the hearing aid industry is the primary reason for the improved sales in this business segment. Net sales for the tire holders, lifts and related products segment decreased to $3.3 million and $6.8 million for the three and six months ended June 30, 1996 compared to $3.5 million and $8 million for the same periods in 1995. Lower sales for this business segment are due to the expiration of the contract to provide tire lifts for the Chrysler mini-van line in April 1995.

    The Company's consolidated gross profit margins decreased to 20.8% and 22.8% for the three and six month periods ended June 30, 1996 compared to 27.1% and 26.4% for the same periods in 1995. The gross profit margins for the Company's heat processing segment decreased to 13.6% and 16% for the three and six month periods ended June 30, 1996 compared to 24.3% and 23.9% for the same periods in 1995. The lower gross profit margins for the three and six month periods in 1996 are partially due to one contract which is expected to result in a slight loss and this loss has been recorded in the current year. The decrease in heat processing gross profit margins also results from the fact that heat processing gross profit margins vary markedly from contract to contract depending on customer specifications and other conditions related to the contract. Gross profit margins for the precision electromechanical and plastics segment increased to 39.5% and 40% for the three and six month periods ended June 30, 1996 compared to 37.4% and 35.4% for the same periods in 1995. The improved gross profit margins are due to lower production costs due to productivity improvements and higher production levels.
    The gross profit margins for the Company's tire holders, lifts and related products segment for the three and six month periods ended June 30, 1996 were 15.9% and 12.6% compared to 14.4% and 18.1% for the same periods in 1995. The lower gross profit margins for the current six month period compared to the same period in 1995

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Continued)

    are due to the loss of the Chrysler mini-van contract and higher production costs which were not passed on to the automotive customers through selling price increases. The improvement in the current three month period compared to the same period last year is due to productivity improvements.

    Selling, general and administrative expenses decreased slightly to $3.8 million and $7.4 million for the three and six month periods ended June 30, 1996 compared to $3.9 million and $7.6 million for the same periods in 1995.

    Interest income for the three and six month periods ended June 30, 1996 declined to $70,000 and $137,000 compared to $77,000 and $153,000 for the same periods in 1995. The lower income is due to fewer funds available for short-term investment. Interest expense decreased to $246,000 and $494,000 for the three and six month periods ended June 30, 1996 compared to $340,000 and $621,000 for the same periods in 1995.
    The reduced interest expense is due to lower borrowings in 1996.

    Other income (expense) includes gains on foreign exchange of $18,000 and $29,000 for the three and six month periods ended June 30, 1996 compared to losses of $154,000 and $139,000 for the same periods in 1995. Consolidated income taxes for the six month period ended June 30, 1996 and 1995 are $884,000 and $907,000 which result in effective tax rates of 39.0% and 45.2%, respectively. The rate of tax in relation to pre-tax income in 1995 has been impacted by the settlement of a tax issue at one of the Company's European subsidiaries in the amount of approximately $139,000.

    Consolidated net income for the three and six month periods ended June 30, 1996 is $807,000 and $1,381,000 compared to a loss of $64,000 and net income of $1,100,000 for the same periods in 1995. The second quarter of 1995 was unfavorably impacted by a restructuring charge of $365,000 ($285,000 net of tax), and an unfavorable tax settlement in Germany of $139,000.

    Liquidity and Capital Resources

    Consolidated net working capital increased to $16.1 million at June 30, 1996 from $15.8 million at December 31, 1995. The $.3 million improvement is due primarily to the earnings for the six months, depreciation and amortization expense higher than capital expenditures, partially offset by payment of dividends and long-term debts. The largest changes in the components of working capital are current liabilities up $9.7 million, cash up $5.6 million, receivables up $3.9 million and inventories up $.8 million.

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

                        SELAS CORPORATION OF AMERICA

                         PART II - OTHER INFORMATION



    ITEM 4.  Submission of Matters to a Vote of Security Holders


    The 1996 Annual Meeting of Shareholders of the Company was held on April 16, 1996.
    At the 1996 Annual Meeting:

          (i) Messrs. John H. Austin, Jr. and Ralph R. Whitney, Jr. were re-elected to the Board of Directors of the Company for terms expiring at the 1999 Annual Meeting. In such election, 2,717,614 votes were cast for Mr. Austin and 2,718,314 votes were cast for Mr. Whitney. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed at the 1996 Annual Meeting by the holders of 10,280 shares withheld authority to vote for Mr. Austin and those filed by the holders of 9,580 shares withheld authority to vote for Mr. Whitney. No "broker nonvotes" were received at the 1996 Annual Meeting with respect to the election of directors;

          (ii) 2,718,228 shares were voted in favor of ratifying the appointment of KPMG Peat Marwick LLP as the Company's auditors for 1996 and 5,200 shares were voted against such proposal. Proxies filed at the 1996 Annual Meeting by the holders of 4,466 shares instructed the proxy holders to abstain from voting on such proposal. No "broker nonvotes" were received at the 1996 Annual Meeting with respect to this proposal.


    ITEM 6.  Exhibits and Reports on Form 8-K


    (a) Reports on Form 8-K - There were no reports on Form 8-K filed for the six months ended June 30, 1996.

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


                                           SELAS CORPORATION OF AMERICA
                                                  (Registrant)





    Date:   August 9, 1996
                                            Robert W. Ross
                                            Vice President and
                                            Chief Financial Officer

    Net sales of tangible products                   38,445,681
    Total revenues                                   38,445,681
    Cost of tangible goods sold                      28,313,597
    Total costs and expenses applicable to
      sales and revenues                             28,313,597
    Other costs and expenses                               --
    Provision for doubtful accounts and notes             6,000
    Interest and amortization of debt discount          621,373
    Income before taxes and other items               2,006,597
    Income tax expense                                  906,517
    Income (loss) continuing operations               1,100,080
    Discontinued operations                                --
    Extraordinary items                                    --
    Cumulative effect - changes in accounting
      principles                                           --
    Net income or (loss)                              1,100,080
    Earnings per share - primary                            .32
    Earnings per share - fully diluted                     --