Form 10-Q
period 1996-09-30
SELAS CORP OF AMERICA
filed 1996-11-13
CIK 88790

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                                FORM 10-Q


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

 FOR THE PERIOD ENDED            SEPTEMBER 30, 1996

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


             CLASS                     OUTSTANDING AT OCTOBER 28, 1996
 COMMON SHARES, $1.00 PAR VALUE      3,460,050 (exclusive of 242,376
                                             treasury shares)

                      SELAS CORPORATION OF AMERICA


                               I N D E X

                                                            Page Number

 PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

          Consolidated Balance Sheets as of
          September 30, 1996 and December 31, 1995 . . . . .  3, 4

          Consolidated Statements of Operations for the
          Three Months Ended September 30, 1996
          and 1995   . . . . . . . . . . . . . . . . . . . .  5

          Consolidated Statements of Operations for the
          Nine Months Ended September 30, 1996 and 1995. . .  6

          Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30,
          1996 and 1995  . . . . . . . . . . . . . . . . . .  7

          Consolidated Statement of Shareholders' Equity
          for the Nine Months Ended September 30, 1996 . . .  8

          Notes to Consolidated Financial Statements   . . .  9, 10, 11


       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations   . . . . . . . . . . . . . . . .  12, 13, 14




 PART II - OTHER INFORMATION


       Item 5.  Market for Registrant's Common Equity
                and Related Stockholder Matters               15, 16, 17


       Item 6.  Exhibits and Reports on Form 8-K   . . . . .  18

                         SELAS CORPORATION OF AMERICA

                         Consolidated Balance Sheets
                                   Assets

                                            September 30,     December 31,
                                               1996              1995
                                            (Unaudited)       (Audited)
 Current assets

   Cash, including cash equivalents of
     $1,417,000 in 1996 and $1,865,000
     in 1995  . . . . . . . . . . . . . .   $10,425,524      $ 3,912,364

   Accounts receivable (including unbilled
     receivables of $9,128,000 in 1996
     and $980,000 in 1995, less allowance
     for doubtful accounts of $758,000 in
     1996 and $792,000 in 1995) . . . . .    23,856,119       20,227,323

   Inventories  . . . . . . . . . . . . .     8,671,222        7,792,134

   Deferred income taxes  . . . . . . . .     1,643,546        1,323,932

   Other current assets . . . . . . . . .       897,069        1,219,447

       Total current assets . . . . . . .    45,493,480       34,475,200


 Investment in unconsolidated affiliate .       597,203          673,954

 Property, plant and equipment

   Land   . . . . . . . . . . . . . . . .     1,122,080        1,150,956

   Buildings .  . . . . . . . . . . . . .    11,514,048       11,790,131

   Machinery and equipment .  . . . . . .    18,432,832       16,954,756

                                             31,068,960       29,895,843

   Less:  Accumulated depreciation  . . .    14,883,804       13,231,646

     Net property, plant and equipment  .    16,185,156       16,664,197

 Deferred pension cost. . . . . . . . . .       272,338          313,675

 Notes receivable   . . . . . . . . . . .     2,808,378        2,828,185

 Excess of cost over net assets of acquired
   subsidiary, less accumulated amortization
   of $1,056,000 and $808,000 . . . . . .    12,209,623       12,458,364

 Other assets including patents, less
   amortization . . . . . . . . . . . . .       546,241          545,945

                                            $78,112,419      $67,959,520
                                            ===========      ===========

      See accompanying notes to the consolidated financial statements.

                           SELAS CORPORATION OF AMERICA

                           Consolidated Balance Sheets
                      Liabilities and Shareholders' Equity

                                            September 30,     December 31,
                                               1996              1995
                                            (Unaudited)       (Audited)
 Current liabilities

  Notes payable . . . . . . . . . . . . . . $ 1,262,278      $ 2,651,188

  Current maturities of long-term debt  . .   1,992,693        2,258,894

  Accounts payable  . . . . . . . . . . . .  16,699,684        5,490,967

  Federal, state and foreign income taxes .     790,334          250,445

  Customers' advance payments on contracts      966,154        2,338,231

  Guarantee obligations and estimated
   costs of service . . . . . . . . . . .     1,572,710          844,787

  Other accrued liabilities . . . . . . .     5,402,386        4,889,993

       Total current liabilities  . . . .    28,686,239       18,724,505

 Long-term debt   . . . . . . . . . . . .     7,609,233        9,100,401

 Pension plan obligation  . . . . . . . .       278,847          320,184

 Other postretirement benefit obligations     4,072,505        4,089,234

 Deferred income taxes. . . . . . . . . .       989,170        1,069,022

 Contingencies and commitments

 Shareholders' equity

  Common shares, $1 par; 10,000,000 shares
   authorized; 3,702,426 shares issued .      3,702,426        3,702,426

  Additional paid-in capital  . . . . . .    13,512,005       13,512,005

  Retained earnings . . . . . . . . . . .    18,488,413       16,390,247

  Foreign currency translation adjustment     1,162,028        1,439,943

  Minimum pension liability adjustment           (6,510)          (6,510)

  Less:  242,376 common shares held in
          treasury, at cost . . . . . . .      (381,937)        (381,937)

       Total shareholders' equity   . . .    36,476,425       34,656,174

                                            $78,112,419      $67,959,520
                                            ===========      ===========

         See accompanying notes to the consolidated financial statements.

                         SELAS CORPORATION OF AMERICA

                    Consolidated Statements of Operations
                                  (Unaudited)



                                           Three Months Ended
                                      September 30,     September 30,
                                          1996              1995

 Sales, net                           $29,724,295       $15,713,794

 Operating costs and expenses
   Cost of sales                       23,740,370        11,360,221
   Selling, general and
     administrative expenses            3,638,310         3,400,626

 Operating income                       2,345,615           952,947

 Interest (expense)                      (304,634)         (353,835)
 Interest income                           84,607           101,282
 Other income (expense), net             (101,680)           23,356

 Income before income taxes             2,023,908           723,750

 Income taxes                             684,031           350,132

 Net income                           $ 1,339,877       $   373,618
                                      ===========       ===========





 Earnings per common and
   common equivalent share                   $.39              $.11
                                      ===========       ===========


 Weighted average common and common
   equivalent shares outstanding        3,460,000         3,460,000











     See accompanying notes to the consolidated financial statements.

                       SELAS CORPORATION OF AMERICA

                  Consolidated Statements of Operations
                                (Unaudited)


                                             Nine Months Ended
                                      September 30,    September 30,
                                          1996              1995

 Sales, net                           $73,755,093       $54,159,475

 Operating costs and expenses
   Cost of sales                       57,751,598        39,673,818
   Selling, general and
     administrative expenses           11,065,522        10,996,288

 Operating income                       4,937,973         3,489,369

 Interest (expense)                      (798,871)         (975,208)
 Interest income                          221,248           254,450
 Other (expense), net                     (71,518)          (38,264)
 Income before income taxes             4,288,832         2,730,347

 Income taxes                           1,567,858         1,256,649

 Net income                           $ 2,720,974       $ 1,473,698
                                      ===========       ===========




 Earnings per common and
   common equivalent share                   $.79              $.43
                                      ===========       ===========


 Weighted average common and common
   equivalent shares outstanding        3,460,000         3,459,000










     See accompanying notes to the consolidated financial statements.

                         SELAS CORPORATION OF AMERICA
                    Consolidated Statements of Cash Flows
                                  (Unaudited)
                                               Nine Months Ended
                                         September 30,    September 30,
                                             1996             1995
 Cash flows from operating activities:
  Net income . . . . . . . . . . . . .   $ 2,720,974      $ 1,473,698
  Adjustments to reconcile net income to
   net cash provided (used) by operating
    activities:
   Depreciation and amortization . . .     2,105,766        2,055,713
   Equity in (income) loss of unconsoli-
    dated affiliate  . . . . . . . . .        60,010          (15,638)
   (Gain) on sale of equity in unconsoli-
    dated affiliate  . . . . . . . . .          --           (148,767)
   (Gain) on sale of property and
    equipment    . . . . . . . . . . .        (1,240)          (7,789)
   Deferred taxes  . . . . . . . . . .      (404,795)        (205,405)
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts
     receivable. . . . .  . . . . . . .   (4,108,386)       3,292,491
    (Increase) in inventories . . . . .     (883,375)      (1,100,264)
     Decrease in other assets . . . . .      501,480           61,190
     Increase (decrease) in accounts
      payable . . . . . . . . . . . . .   11,441,656       (5,573,321)
     Increase in accrued expenses . . .    1,880,571          243,171
    (Decrease) in customer advances . .   (1,391,912)        (305,778)
     Increase (decrease) in other
      liabilities . . . . . . . . . . .      (27,292)          34,347
        Net cash provided (used) by
        operating activities  . . . . .   11,893,457         (196,352)
 Cash flows from investing activities:
  Purchases of property, plant and
   equipment  . . . . . . . . . . . . .   (1,670,308)      (1,597,046)
  Proceeds from sale of property, plant
   and equipment .  . . . . . . . . . .       35,912           46,024
  Proceeds from sale of equity in
   unconsolidated affiliate  .  . . . .         --            270,666
  Receipt of dividend from unconsolidated
   affiliate                                  16,742             --
        Net cash (used) by investing
        activities    . . . . . . . . .   (1,617,654)      (1,280,356)
 Cash flows from financing activities:
  Proceeds from short-term bank
   borrowings                                   --          3,558,894
  Repayments of short-term bank
   borrowings . . . . . . . . . . . . .   (1,329,248)            --
  Repayments of long-term debt  . . . .   (1,629,974)      (1,922,618)
  Proceeds from exercise of stock
   options  . . . . . . . . . . . . . .         --             28,281
  Payment of dividends  . . . . . . . .     (622,808)        (588,209)
        Net cash provided (used) by
        financing facilities  . . . . .   (3,582,030)       1,076,348
 Effect of exchange rate changes on
  cash  . . . . . . . . . . . . . . . .     (180,613)         138,069
 Net increase (decrease) in cash and cash
  equivalents     . . . . . . . . . . .    6,513,160         (262,291)
 Cash and cash equivalents, beginning of
  period  . . . . . . . . . . . . . . .    3,912,364        5,812,508
 Cash and cash equivalents, end of
  period  . . . . . . . . . . . . . . .  $10,425,524      $ 5,550,217
                                         ===========      ===========
       See accompanying notes to the consolidated financial statements.

                           SELAS CORPORATION OF AMERICA

                    Consolidated Statement of Shareholders' Equity
                         Nine Months Ended September 30, 1996
                                    (Unaudited)


                                   Common Stock              Additional
                              Number of                       Paid-In
                               Shares          Amount         Capital

 Balance, January 1, 1996     3,702,426      $3,702,426     $13,512,005
 Net income
 Cash dividends paid
   ($.18 per share)
 Translation (loss)

 Balance, September 30, 1996  3,702,426      $3,702,426     $13,512,005
                               =========      ==========     ===========


                                               Foreign       Minimum
                                               Currency      Pension
                                Retained     Translation    Liability
                                Earnings      Adjustment    Adjustment


 Balance, January 1, 1996     $16,390,247    $1,439,943     $  (6,510)
 Net income                     2,720,974
 Cash dividends paid
   ($.18 per share)              (622,808)
 Translation (loss)                            (277,915)

 Balance, September 30, 1996  $18,488,413    $1,162,028     $  (6,510)
                               ==========     ==========     =========


                                                Total
                                 Treasury    Shareholders'
                                  Stock         Equity

 Balance, January 1, 1996     $  (381,937)   $34,656,174
 Net income                                    2,720,974
 Cash dividends paid
   ($.18 per share)                             (622,808)
 Translation (loss)                             (277,915)

 Balance,  September 30, 1996 $  (381,937)   $36,476,425
                               ==========     ==========


  (See accompanying notes to the consolidated financial statements)

                           SELAS CORPORATION OF AMERICA

                          PART I - FINANCIAL INFORMATION


 ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

 1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of September 30, 1996 and December 31, 1995, and the consolidated results of its operations for the three and nine months ended September 30, 1996 and 1995 and consolidated statements of shareholders' equity and cash flows for the nine months then ended.

 2. The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the 1995 Selas Corporation of America Annual Report.

 3.    Inventories consist of the following:

                                       September 30,   December 31,
                                            1996            1995

        Raw material                    $2,712,942      $2,403,147
        Work-in-process                  2,055,366       1,334,531
        Finished products and
          components                     3,902,914       4,054,456

                      Total             $8,671,222      $7,792,134
                                        ==========      ==========
 4.    Income Taxes

       Consolidated income taxes for the nine month periods ended September 30, 1996 and 1995 are $1,568,000 and $1,257,000 which result in effective tax rates of 36.6% and 46.0%, respectively. The rate of tax in relation to pre-tax income in 1995 has been impacted by the settlement of a tax issue at one of the Company's European subsidiaries in the amount of approximately $139,000.
 5.    Legal Proceedings

       The Company is a defendant along with a number of other parties in approximately 112 lawsuits as of December 31, 1995 (210 as of December 31, 1994) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The Company is also one of approximately 500 defendants in a class action on behalf of approximately 2700 present or former employees of a Texas steel mill alleging that products supplied by the defendants created a poisoned atmosphere that caused unspecified physical harm. These cases are being defended by one or more of

                           SELAS CORPORATION OF AMERICA

                          PART I - FINANCIAL INFORMATION


 ITEM 1.  Notes to Consolidated Financial Statements (Unaudited) -
         (Continued)

 5.    Legal Proceedings (Continued)

       the Company's insurance carriers presently known to be "at risk". Through October 1993, the legal costs of defense of the asbestos and steel mill cases were shared among the insurance carriers (92%) and the Company (8%). The lead insurance carrier settled a number of the cases in 1993 and requested that the Company pay a portion of the settlement amount. The Company declined to do so because no such payment is required by the express terms of the policies. The lead carrier then purported in October 1993 to abrogate the arrangement under which the defense costs had been shared, and the Company responded by tendering all of the cases to the lead carrier and demanding that the lead carrier honor its obligations under its policies to pay 100% of the costs of defense and 100% of all settlements and judgments up to the policy limits. The lead carrier has settled approximately 98 and 450 claims in 1995 and 1994, respectively with no request for the Company to participate in any settlement. The lead carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition or results of operations of the Company.

       In 1995, a dispute arose under a contract between a customer and a subsidiary of the Company that was submitted to arbitration. The customer alleged that the subsidiary had breached the contract and that the customer was entitled to recision of the contract. The Company recorded revenue of approximately $1,400,000 under the contract in 1994 and had, as of December 1995 and September 30, 1996, a current billed receivable of $140,000 for the balance of the aggregate amount due under the contract. The subsidiary of the Company has contested the customer's claims in the arbitration proceeding.

 6.    Statements of Cash Flows

       Supplemental disclosures of cash flow information.

                                          Nine Months Ended
                                    September 30,     September 30,
                                       1996              1995

       Interest received . . . . . $  222,723         $  189,795
       Interest paid . . . . . . . $  724,113         $  867,657
       Income taxes paid . . . . . $1,368,463         $1,729,179

                     SELAS CORPORATION OF AMERICA

                    PART I - FINANCIAL INFORMATION


 ITEM 1.  Notes to Consolidated Financial Statements (Continued)

 7.    Accounts Receivable

       At September 30, 1996, the Company had $1,530,463 of trade accounts receivable due from the major U.S. automotive manufacturers and
       $2,846,087  of  trade  accounts   receivable  due  from  hearing  aid
       manufacturers. The Company also had $14,198,097 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.

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

                      SELAS CORPORATION OF AMERICA

                     PART I - FINANCIAL INFORMATION


 ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

 Consolidated net sales for the three and nine months ended September 30, 1996 were $29.7 million and $73.8 million, up from the same periods in 1995 which were $15.7 million and $54.2 million. Net sales for the Company's heat processing segment increased to $19.7 million and $43.4 million for the three months and nine months ended September 30, 1996 compared to $6.7 million and $24.9 million for the same periods in 1995. The sharp increase in sales is due to receipt of large engineered contracts at the end of 1995, along with additional contracts received in 1996, primarily from the Company's steel customers. Sales and earnings of large engineered contracts are recognized on the percentage-of-completion method and generally require more than twelve months to complete. Consolidated backlog at September 30, 1996 for the heat processing segment is $57.7 million compared to $30.8 million at September 30, 1995. Net sales for the precision electromechanical and plastic components segment increased to $6.8 million and $20.3 million for the three and nine month periods ended September 30, 1996 compared to $6.3 million and $18.5 million for the same periods in 1995. The increased sales for the three and nine months of 1996 for this business segment is due to higher unit sales to the hearing aid industry. Net sales for the tire holders, lifts and related products segment increased to $3.2 million for the three months ended September 30, 1996 from $2.7 million for the same period last year. Nine month sales for this business segment decreased to $10 million from $10.7 million for the same period in 1995. The increase in the current quarter's sales is due to higher sales of tire lifts to the automotive industry and the lower year-to-date sales are due to the loss of the Chrysler mini-van contract in the first half of 1995.

 The Company's consolidated gross profit margin as a percentage of sales for the three and nine month periods ended September 30, 1996 decreased to 20.1% and 21.7% from 27.7% and 26.7% for the same periods in 1995. The Company's heat processing segment's gross profit margin for the third quarter and nine months ended September 30, 1996 decreased to 14.2% and 15.2% compared to 27.7% and 24.9% for the same periods in 1995. The lower heat processing gross profit margins were negatively impacted by one contract that is in a loss position and that this contract is near completion. This business segment's gross profit margins vary markedly from contract to contract. Gross profit margin for the Company's precision electromechanical and plastic component's segment increased to 40.3% and 39.9% for the three and nine months ended September 30, 1996 compared to 37.1% and 36.0% for the same periods in 1995. The improvement for this segment's gross profit margin is due to productivity improvements, increase in the number of units produced and sold and a favorable mix of products sold for the three and nine month periods of 1996. The gross profit margin for the Company's

                      SELAS CORPORATION OF AMERICA

                     PART I - FINANCIAL INFORMATION

 ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

 tire holders, lifts and related products increased to 13.8% for the three months ended September 30, 1996 from 6.4% for the same period in 1995. Gross profit margins for the segment's nine months ended September 30, 1996 decreased to 13.0% from 15.1% for the same period last year. The improvement for the current quarter's gross profit margin is due in part to higher units of production and sales, along with last year's low gross profit margins for the quarter. The lower year-to-date gross profit margin is due primarily to the loss of the Chrysler mini-van contract in the first half of 1995.

 Selling, general and administrative expenses increased to $3.6 million and $11.1 million for the three month and nine month periods ended September 30, 1996 compared to $3.4 million and $11 million for the same periods in 1995. This increase represents a 6.9% and .6% increase over the same periods over last year and are due to the higher sales activity and, among other things, increased research spending which was up 25% for the quarter and 17% for the nine months.

 Interest income for the three and nine months ended September 30, 1996 decreased to $85,000 and $221,000 compared to $101,000 and $254,000 for the same periods in 1995. The lower income in the current year is due to lower interest rates paid on the funds invested. Interest expense decreased to $305,000 and $799,000 for the three and nine month periods ended September 30, 1996 compared to $354,000 and $975,000 for the same periods last year due to lower borrowings in the current year.

 Other income (expense) includes foreign exchange losses of $46,000 and $17,000 for the three and nine month periods ended September 30, 1996 compared to $10,000 gain for the three month period and a $129,000 loss for the nine month period ended September 30, 1995.

 Consolidated income taxes for the nine month periods ended September 30, 1996 and 1995 are $1,568,000 and $1,256,000 which result in effective tax rates of 36.6% and 46.0%, respectively. The rate of tax in relation to pre-tax income in 1995 has been impacted by the settlement of a tax issue at one of the Company's European subsidiaries in the amount of approximately $139,000.

 Consolidated net income for the three and nine month periods ended September 30, 1996 increased to $1,340,000 and $2,721,000 compared to $374,000 and $1,474,000 for the same periods in 1996. The higher net income is driven by the increase in sales for the three and nine month periods ended September 30, 1996. In addition, the nine month period of 1995 was favorably impacted by a gain of $144,000 in the first quarter of 1995 and unfavorably impacted by charges for restructuring and foreign taxes which amounted to $420,000 in the second quarter of 1995.

                      SELAS CORPORATION OF AMERICA

                     PART I - FINANCIAL INFORMATION


 ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


 Liquidity and Capital Resources

 Consolidated net working capital increased to $16.8 million for the nine months ended September 30, 1996 from $15.8 million at December 31, 1995. The $1 million increase is due primarily to the earnings for the nine months, partially offset by repayments of long-term borrowings and dividend payments. The largest changes in components of working capital compared to December 31, 1995 were: Higher cash and cash equivalents of $6.5 million; higher receivables of $3.7 million; increased inventories of $.9 million, partially offset by higher current liabilities of $10 million.

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

                      SELAS CORPORATION OF AMERICA
                       PART II - OTHER INFORMATION

 ITEM 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters

            Although there has been no recent material change in the rights of holders of the Company's Common Shares, the following description of the Company's capital stock is included for informational purposes as an update to the description of the Company's capital stock included in prior filings of the Company under the Securities Exchange Act of 1934.

                     Description of Capital Stock

            As of September 30, 1996, the Company's authorized capital stock consists of 10,000,000 Common Shares, par value $1.00 per share, and 1,000,000 Preferred Shares, par value $1.00 per share. As of September 30, 1996, 3,460,050 Common Shares (exclusive of 242,376 shares held in treasury) and no Preferred Shares were outstanding. The following is a summary description of the material terms of the capital stock of the Company and is qualified in its entirety by reference to the Company's Articles of Incorporation and By-Laws, as amended, which are filed (or incorporated by reference) as exhibits to the Company's Forms 10-K filed with the Securities and Exchange Commission.

 COMMON SHARES

            Holders of Common Shares are entitled to one vote per share on all matters upon which shareholders have the right to vote. Subject to the rights of holders of Preferred Shares which may from time to time be issued, holders of Common Shares are entitled to dividends when and as declared by the Board of Directors in its discretion and are entitled to share ratably in all assets available for distribution to common shareholders upon the dissolution of the Company. The holders of Common Shares are not entitled to cumulative voting in the election of directors or to preemptive or other subscription rights. None of the currently outstanding Common Shares are subject to future calls or assessments by the Company. The rights, preferences and privileges of holders of Common Shares will be subject to the rights of the holders of any Preferred Shares that the Company may issue in the future.

 PREFERRED SHARES

            The Board of Directors of the Company has the authority to divide the authorized Preferred Shares into, and to authorize the issuance of, one or more series of Preferred Shares. With respect to each such series, the Board of Directors has the authority to establish the dividend rights, the voting rights, the conversion, redemption and liquidation rights, the relative priorities of such series with respect to other series or classes of shares, and any other preferences, qualifications, limitations, restrictions and relative rights of such series.

                      SELAS CORPORATION OF AMERICA

                       PART II - OTHER INFORMATION

 ITEM 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters - (Continued)

            The ability of the Company to issue Preferred Shares in the future without further vote or action by the shareholders, while providing flexibility in connection with possible acquisitions and other corporate purposes, could adversely affect the voting power of holders of the Company's Common Shares and could have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from acquiring control of, the Company.

 CLASSIFICATION OF BOARD OF DIRECTORS

            The Company's Board of Directors is divided into three classes, each of which is elected for a three year term, with one class being elected each year. Directors may not be removed without cause and may be removed for cause only upon the affirmative vote of two-thirds of all of the Common Shares outstanding and entitled to vote.

 PROVISIONS OF PENNSYLVANIA LAW

            The Pennsylvania Business Corporation Law of 1988, as amended (the "BCL"), includes certain provisions that may have an anti-takeover effect. The following summary of the BCL provisions applicable to the Company does not purport to be complete and is qualified in its entirety by reference to the BCL.

            (i) Business Combination Transactions. The BCL prohibits a corporation from engaging in any merger or other business combination with an "interested shareholder" or an affiliate thereof unless (A) the business combination or the acquisition of shares in which a person becomes an interested shareholder is approved by the Board of Directors before the shareholder becomes an "interested shareholder", (B) the interested shareholder owns 80% of the corporation's outstanding voting shares and the business combination satisfies certain "fair price" criteria and is approved by the holders of a majority of the remaining shares, or (C) the holders of a majority of the voting shares (excluding those held by the interested shareholder unless the fair price criteria are satisfied) approve the business combination at a meeting held no earlier than five years after the interested shareholder's acquisition date. An "interested shareholder" is any beneficial owner of 20% or more of the voting shares of a corporation or an affiliate of the corporation who was at any time within the five year period prior to the date in question a beneficial owner of 20% or more of the voting shares of the corporation.

            (ii) Directors' Standard of Care. The BCL expressly permits directors of a corporation to consider the interests of constituencies other than shareholders, such as employees, suppliers, customers and the community, in discharging their duties. The BCL provides, among other things, that directors need not, in their

                      SELAS CORPORATION OF AMERICA

                       PART II- OTHER INFORMATION

 ITEM 5.  Market for Registrant's Common Equity and Related
          Stockholder Matters - (Continued)


 consideration of the best interests of the corporation, consider any particular constituency's interest, including the interests of shareholders, as the dominant or controlling interest. Further, the BCL expressly provides that directors do not violate their fiduciary duty solely by relying on poison pills or anti-takeover provisions of the BCL.

            The effect of the above-described provisions, as well as the classification of the Company's Board of Directors, may be to deter hostile takeovers at a price higher than the prevailing market price for the Common Shares. In some circumstances, certain shareholders may consider these anti-takeover provisions to have disadvantageous effects. Tender offers or other non-open market acquisitions of stock are frequently made at prices above the prevailing market price of a company's stock. In addition, acquisitions of stock by persons attempting to acquire control through market purchases may cause the market price of the stock to reach levels that are higher than would otherwise be the case. These anti-takeover provisions may discourage any or all of such acquisitions, particularly those of less than all of the Common Shares, and may thereby prevent certain holders of the Common Shares from having an opportunity to sell their stock at a temporarily higher market price.

            The Company has opted out of, and therefore is not subject to, certain anti-takeover provisions of the BCL, including (i) the "control transactions" provision, which provides for mandatory shareholder notice of the acquisition of 20% of the voting power of a Pennsylvania corporation and provides shareholders with the opportunity to demand "fair value" for their shares upon acquisition of voting power, (ii) the "control share" provision, which limits the voting power of shareholders owning 20% or more of a corporation's voting stock, and (iii) the "disgorgement" provision, which permits a corporation to recover profits resulting from the sale of shares in certain situations, including those where an individual or group attempts to acquire at least 20% of the corporation's voting shares.

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


                                     SELAS CORPORATION OF AMERICA
                                          (Registrant)






 Date:  November 13, 1996
                                           Robert W. Ross
                                       Vice President and CFO