Form 10-K
period 1996-12-31
SELAS CORP OF AMERICA
filed 1997-03-24
CIK 88790

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                       FORM 10-K
      (Mark One)
      (X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 1996
                                           OR
      ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

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

      The aggregate market value, as of March 3, 1997, of the voting stock held by non-affiliates of the registrant was approximately $58,176,000. (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

      At March 3, 1997, there were 3,475,050 of the Company's common shares outstanding (exclusive of 242,376 treasury shares).

                          DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company's 1996 annual report to shareholders are incorporated by reference into Part II of this report. Portions of the Company's proxy statement for the 1997 annual meeting of shareholders are incorporated by reference into Part III of this report. Except for the parts of such documents that have been specifically incorporated herein by reference, such documents shall not be deemed "filed" for the purposes of this report.

                                     PART I

      ITEM 1.  Business

      Selas Corporation of America (together with its subsidiaries, unless the context otherwise requires, referred to herein as the ("Company")), was incorporated in Pennsylvania in 1930. The Company is a diversified firm with international operations and sales that engages in the design, development, engineering and manufacturing of a range of products. The Company, headquartered in Dresher, Pennsylvania with subsidiaries in Minnesota, Ohio, California, France, Germany and Italy, operates directly or through subsidiaries in three business segments.

      Under the SelasTM name, the Company designs and manufactures specialized industrial heat processing systems and equipment for steel, glass and
      other manufacturers worldwide.    The Company's subsidiary, Resistance
      Technology, Inc., designs and manufactures microminiature components and molded plastic parts primarily for the hearing instrument manufacturing industry worldwide. The Company's subsidiary, RTI Electronics, Inc., formed in 1997, has extended Resistance Technology, Inc.'s microminiature components business through the manufacture of heat sensitive resistors known as thermistors. The Company's subsidiary, Deuer Manufacturing, Inc., manufactures spare tire holders and lifts and related products, primarily based on cable winch designs, for use principally as original equipment by the pick-up truck and minivan segment of the automotive industry.

      Financial data relating to industry segments, geographical summary of assets and operations, export sales and major customers are set forth in
      Note 3 of the Company's consolidated financial statements.

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

      The Company's custom-engineered systems for the steel industry include continuous annealing furnaces and continuous galvanizing furnaces. Continuous annealing furnaces are used to heat-treat semi-finished steel sheet and strip to soften it to improve the ductility of the steel, thereby making it suitable for use in the manufacture of automobiles, appliances and other items. Continuous galvanizing furnaces consist of continuous annealing furnaces plus the components used to apply a zinc coating to steel strip to improve its resistance to corrosion.

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

      Furnaces for continuous galvanizing and annealing lines generally utilize either direct fired or radiant tube technology. The Company is the market leader for furnaces based on direct fired technology, and also sells furnaces of the radiant tube design utilized primarily
      by   its competitors.  Some of the Company's competitors are larger and have greater financial resources. In recent years, the Company has faced increased competition from competitors supplying smaller, less sophisticated steel lines. These competitors do not generally offer custom engineering on a par with the Company, but have been willing to offer a more standarized and less sophisticated furnace for a lower price.

      Operations. The Company's custom-engineered furnace business is conducted principally by its wholly-owned subsidiaries, Selas S.A. (Paris), Selas Waermetechnik GmbH (Ratingen) and Selas Italiana, S.r.L. (Milan). These subsidiaries currently employ approximately 92 persons, of whom 16 are administrative personnel and 76 are sales, engineering and operations personnel. A small number of engineering and marketing management personnel located at the Company's Dresher, Pennsylvania headquarters facility are also involved from time to time in the custom-engineered furnace business.

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

      Operations. At its Dresher facility, the Company employs approximately 76 persons, of whom 18 are executive and administrative personnel, 20 are sales and engineering personnel and 38 are personnel engaged in manufacturing. The hourly personnel are represented by a union, and the current union contract expires May 1, 1998. The Company considers its relations with its employees to be satisfactory.

      The principal components used in the Company's heat processing equipment and other products are steel, special castings (including high-alloy materials), electrical and electronic controls and materials handling equipment. These items are available from a wide range of independent suppliers.

      Research and Development. The Company conducts research and development activities at its Dresher facility to support its heat processing services and products. The Company's research efforts are designed to develop new products and technology as well as to improve existing products and technology. The Company also conducts research on behalf of particular customers in connection with customers' unusual process needs. Research and development expenditures for heat processing aggregated $56,000, $188,000 and $194,000 in 1996, 1995 and 1994, respectively.

      It is the Company's policy to apply for domestic and foreign patents on those inventions and improvements which it considers significant and which are likely to be incorporated in its products. It owns a number of United States and foreign patents. It is licensed under patents owned by others and has granted licenses to others on a fee basis. The Company believes that, although these patents collectively are valuable, no one patent or group of patents is of material importance to its business as a whole.

                 MICROMINIATURE COMPONENTS AND MOLDED PLASTICS

      Resistance Technology, Inc. ("RTI"), a wholly-owned subsidiary whose outstanding capital stock the Company acquired on October 20, 1993, manufactures microminiature components and molded plastic parts primarily for the hearing instrument manufacturing industry worldwide.

      Products and Industries Served. RTI is a leading manufacturer and supplier of microminiature electromechanical components to hearing instrument manufacturers. These components consist of volume controls, trimmer potentiometers and switches. RTI also manufactures hybrid amplifiers and integrated circuit components ("hybrid amplifiers"), along with faceplates for in-the-ear and in-the-canal hearing instruments. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer's individualized specifications. Sales to hearing instrument manufacturers represented approximately 89% of RTI's 1996 annual net sales.

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

      The potential range of applications for RTI's molded plastic parts is broad. RTI has produced intravenous flow restrictors for a medical instruments manufacturer and cellular telephone battery sockets for a telecommunications equipment manufacturer. Sales to industries other than the hearing instrument industry represented approximately 11% of RTI's 1996 annual net sales.

      RTI manufactures its components on a short lead-time basis in order to supply "just-in-time" delivery to its customers. Due to the short lead-time, the Company does not include orders from RTI's customers in its published backlog figures.

      Marketing and Competition. RTI sells its hearing instrument components directly to domestic hearing instrument manufacturers through an internal sales force. Sales of molded plastic parts to industries other than hearing instrument manufacturers are made through a combination of independent sales representatives and internal sales force. In recent years, three companies have accounted for a substantial portion of the U.S.

      hearing instrument sales. In 1996, these three customers accounted for approximately 27% of RTI's net sales.

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

      Operations. RTI currently employs 267 people, of whom 28 are executive and administrative personnel and 239 are sales, engineering and operations personnel at RTI's two facilities near Minneapolis, Minnesota. A small number of sales personnel employed by RT, GmbH are located in Munich, Germany.

      As a consumer products manufacturer, RTI is subject to claims for personal injuries allegedly caused by its products. While the Company maintains what it believes to be adequate insurance coverage, it retains a self-insured deductible under its liability insurance policies. Research and Development. RTI conducts research and development activities primarily to improve its existing products and technology. RTI's research and development expenditures were $1,083,000, $1,106,000 and $896,000 in 1996, 1995 and 1994, respectively.

      RTI owns a number of United States patents which cover a number of product designs and processes. The Company believes that, although these patents collectively add some value to the Company, no one patent or group of patents is of material importance to its business as a whole.

      Addition of Thermistor Products. RTI Electronics, Inc. ("RTIE") is a wholly owned subsidiary of the Company that is under the management direction of RTI. This subsidiary was established in February, 1997, when the Company acquired the assets and certain liabilities of the Rodan Division of Ketema, Inc. RTIE manufactures and sells thermistors and thermistor assemblies, which are solid state devices that produce precise changes in electrical resistance as a function of any change in absolute body temperature.RTIE's Surge-Gardtm product line, an inrush current limiting device use primarily in computer power supplies, represent 50% of RTIE's sales.
      The balance of
      sales represent various industrial, commercial and military sales for thermistor and thermistor assemblies to domestic and international markets.

      RTIE has many competitors, both domestic and foreign, that sell various thermistor and thermistor assemblies and some of the competitors are larger and have greater financial resources. In addition, RTIE holds a relatively small market share in the world-market of thermistor products.

      At its facilities in Anaheim, California, RTIE employs 72 full-time employees, of which 21 are salaried and 51 hourly and are not represented by a union.

      RTIE's principal raw materials are various metal oxide powders and silver paste, for which there are multiple sources of supply.

      Certain information regarding the acquisition of the RTIE business is set forth in note 17 to the Company's Consolidated Financial Statements.

                   TIRE HOLDERS, LIFTS AND RELATED PRODUCTS

      Deuer Manufacturing, Inc. ("Deuer"), a wholly-owned subsidiary, manufactures tire holders, lifts, and other related products based principally on cable winch designs.

      Products and Industries Served. Deuer is a leading supplier of spare tire holders used on light trucks and mini-vans manufactured by the major domestic automotive manufacturers. Deuer's spare tire holder holds the spare tire to the underbody of the vehicle by means of a steel cable running to the underside of the vehicle's frame. One end of the steel cable is attached to a hub placed through the center of the spare tire's rim, and the other end is attached to a hand-operated winch mounted at an accessible location on the vehicle. The spare tire holding system permits the spare tire to be stored in a remote location and to be easily removed without the need to crawl under the vehicle. During 1996, sales of spare tire holders accounted for approximately 86% of Deuer's net sales.

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

      Marketing and Competition. Deuer sells its spare tire holders directly to domestic automotive manufacturers. Deuer's spare tire holders are sold to Chrysler Corporation, General Motors, Ford Motor Company, New United Motor Manufacturing, Inc. and Mobile Home Manufactures. The design and quality of Deuer's spare tire holders have been recognized by its major customers. The Company sells its hoist-pullers through a network of distributors as well as directly to some large retail outlets.

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

      Operations. At its Dayton facility, Deuer employs 18 executive and administrative personnel and approximately 141 manufacturing employees. Some of the manufacturing employees are represented by a union, and the current union contract expires in October 1998. Deuer considers its relations with its employees to be satisfactory.

      Deuer's principal raw material is coil rolled steel and metal cable which is widely available. Deuer also conducts research and development activities which consist of the development of new products and technology and the modification of existing products. Deuer's research and development expenditures aggregated $265,000, $171,000 and $218,000 in 1996, 1995 and 1994, respectively.

      As a consumer products manufacturer, Deuer is subject to claims for personal injuries allegedly caused by its products. While the Company maintains what it believes to be adequate insurance coverage, it retains a self-insured deductible under its liability insurance policies.

      ITEM 2.  Properties

      The Company owns the manufacturing facility in Dresher, Pennsylvania in which its standard-engineered systems, burners and combustion control equipment are produced. The Company's headquarters are
                                       -11-

      ITEM 2.  Properties  - (Continued)

      located on the same 17 acre site. The 136,000 square foot Dresher facility has more space than is currently needed for the Company's operations and headquarters, and the Company is seeking to lease all or a portion of the excess office and manufacturing space to a suitable tenant. This property is subject to a mortgage. See note 7 of the Company's consolidated financial statements.

      RTI leases a 47,000 sq. ft. manufacturing facility in Arden Hills, Minnesota from a partnership consisting of two officers of RTI, one of whom, Mark S. Gorder, serves on the Company's Board of Directors. At this facility, RTI manufactures all of its products other than plastic component parts. The lease expires in October, 2003, with two successive 5-year renewal options. In addition, RTI owns, subject to a mortgage from a third party lender, a 20,000 sq. ft. building in Vadnais Heights, Minnesota at which RTI produces plastic component parts. (See notes 7 and 16 of the Company's consolidated financial statements.)

      RTIE leases three buildings in an industrial park in Anaheim, California. These buildings represent the manufacturing and offices of the Company and consist of a total of 38,400 square feet. The lease on one property, consisting of 12,000 square feet, is based on a month-to-month lease.
      The other two leases expiring April 30, 1997 are covered by an agreement in principle for two-year extensions.

      Deuer owns its 82,000 square foot manufacturing facility located on 6.5 acres in Dayton, Ohio, where it produces its spare tire holders and hoist-pullers. The facility is furnished with a variety of steel fabrication equipment, including punch presses, drill presses, screw machines, grinders, borers, lathes and welders.

      Deuer owns and leases an additional 11,000 square feet of excess space to several tenants, principally for storage and office use. This and the above designated Deuer property are subject to a mortgage. See note 7 of the Company's consolidated financial statements.

      Selas S.A. owns the land and building which houses its engineering, sales and administrative operations in Gennevilliers, France (outside of Paris). The land under the building is owned by Selas S.A. and the property outside of the building is jointly owned by the building owners in the office complex. The building has 22,000 square feet. This property is subject to a mortgage. See note 7 of the Company's consolidated financial statements.

      Selas Italiana S.r.L., the Company's Italian subsidiary, and Selas Waermetechnik GmbH, the Company's German subsidiary, lease facilities in Milan, Italy and Ratingen, Germany, respectively. The Milan facilities are comprised of engineering, sales and administrative offices with the lease expiring in October 2001. The Ratingen facilities are used for sales, administrative and engineering activities and assembly of small furnaces and furnace components, with the lease expring February, 2000. Resistance Technology, GmbH, leases office space in Munich, Germany, on a year-to-year basis, for its sales personnel. Management expects to be able to extend these leases.

      ITEM 3.  Legal Proceedings

      The Company is a defendant along with a number of other parties in approximately 155 lawsuits as of December 31, 1996 (112 as of December 31, 1995) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company.
      The Company is also one of approximately 500 defendants in a class action on behalf of approximately 2700 present or former employees of a Texas steel mill alleging that products supplied by the defendants created a poisonous atmosphere that caused unspecified physical harm. These cases are being defended by one or more of the Company's insurance carriers presently known to be "at risk." Through October 1993, the legal costs of defense of the asbestos and steel mill cases were shared among the insurance carriers (92%) and the Company (8%). The lead insurance carrier settled a number of the cases in 1993 and requested that the Company pay a portion of the settlement amount. The Company declined to do so because no such payment is required by the express terms of the policies. The lead carrier then purported in October 1993 to abrogate the arrangement under which the defense costs had been shared, and the Company responded by tendering all of the cases to the lead carrier and demanding that the lead carrier honor its obligations under its policies to pay 100% of the costs of defense and 100% of all settlements and judgments up to the policy limits. The lead carrier has settled approximately 17 and 98 claims in 1996 and 1995, respectively with no
      request for the Company to participate in any settlement.   The lead
      carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition or results of operations of the Company.

      In 1995, a dispute which was submitted to arbitration, arose under a contract between a customer and a subsidiary of the Company. Substantial claims were asserted against the subsidiary Company under the terms of the contract. The Company recorded revenue of approximately $1,400,000 in 1994 and has a current billed receivable of $140,000.

      ITEM 4.  Submission of Matters to a Vote of Security Holders

                None

      ITEM 4A.  Executive Officers of the Company

      The names, ages and offices (as of February 27, 1997) of the Company's officers were as follows:

           Name                 Age            Office

      Stephen F. Ryan           61           President and Chief
                                             Executive Officer

      Christian Bailliart       48           Vice President and Chairman-
                                             Director Generale of Selas S.A.

      Frank J. Boyle            67           Vice President, Sales and
                                             Engineering

      James C. Deuer            68           Vice President and President
                                             of Deuer Manufacturing, Inc.

      Mark S. Gorder            50           Vice President and President of
                                             Resistance Technology, Inc.

      Robert W. Ross            48           Vice President, Chief Financial
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

                                     PART II


      ITEM 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters


      The Company's common shares are listed on the American Stock Exchange. The high and low sale prices during each quarterly period during the past two years were as follows:

                                     1996                     1995
                                     Market                   Market
                                  Price Range              Price Range
      QUARTER                   HIGH     LOW             HIGH     LOW

      First                     11-3/4    8-13/16        10        8-5/8
      Second                    11-1/2   10-3/8           9-3/4    7-7/8
      Third                     14-3/8   10               8-3/4    7-3/8

      Fourth                    17-1/4   13-1/2           9-7/8    7-3/16

      At March 3, 1997, the Company had 535 shareholders of record.

      The payment of any future dividends is subject to the discretion of the Board of Directors and is dependent on a number of factors, including the Company's capital requirements, financial condition, financial covenants and cash availability.

                               1996         1995         1994

      Dividends per share:
        First Quarter          $.06         $.055        $.05
        Second Quarter          .06          .055         .05
        Third Quarter           .06          .06          .05
        Fourth Quarter          .065         .06          .055


      ITEM 6. Selected Financial Data

      Certain selected financial data is incorporated by reference to "Selas Corporation of America Five-Year Summary of Operations", page 4, and "Other Financial Highlights" (excluding graphs), page 5, of the Company's 1996 annual report to shareholders.

      ITEM 7. Management's Discussion and Analysis of Financial
              Condition and Results of Operations

      Management's Discussion and Analysis is incorporated by reference to pages 6 through 8 of the Company's 1996 annual report to shareholders.

      ITEM 8.  Financial Statements and Supplementary Data

      The Company's consolidated balance sheets as of December 31, 1996 and 1995, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1996, and the report of independent auditors thereon and the quarterly results of operations (unaudited) for the two year period ended December 31, 1996 are incorporated by reference to pages 9 to 31 of the Company's 1996 annual report to shareholders.


      ITEM 9.  Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure

               None






                                       -16-
                                     PART III



      The information called for by Items 10, 11, 12 and 13 (except the information concerning executive officers included in Item 4A) is incorporated by reference to the Company's definitive proxy statement relating to its 1997 Annual Meeting which the Company filed on March 18, 1997. However, the portions of such proxy statement constituting the report of the Compensation Committee of the Board of Directors and the graph showing performance of the Company's common shares and certain share indices shall not be deemed to be incorporated herein or filed for purposes of the Securities Exchange Act of 1934.





                                     PART IV

      ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
                Form 8-K

                (a) The following documents are filed as a part of this report:

      1. Financial Statements - The Company's consolidated financial statements, as described below, are incorporated by reference to pages 9 through 31 of the Company's 1996 annual report to shareholders.

           Consolidated Balance Sheet at December 31, 1996 and 1995.

           Consolidated Statements of Operations for the years ended December 31, 1996, 1995 and 1994.

           Consolidated Statements of Cash Flows for the years ended December 31, 1996, 1995 and 1994.

           Consolidated Statements of Shareholders' Equity for the years ended December 31, 1996, 1995 and 1994.

           Notes to Consolidated Financial Statements.

           Report of Independent Auditors.

           Financial statements for 50% or less owned companies which are accounted for by the equity method have been omitted because they do not, considered individually or in the aggregate, constitute significant subsidiaries.

      2.   Financial Statement Schedules
                                                             Page
           Report of Independent Auditors on the
             Consolidated Financial Statement Schedules      21

           Schedule I - Condensed Financial Information
             of Registrant (Parent only)                     22,23,24,25

           Schedule II - Valuation and Qualifying
             Accounts                                        26, 27
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

      3B.  The Company's By-Laws as  amended through January 8, 1996.   Exhibit
           3B to the Company's Report on Form 10-K for the year ended December 31, 1995 is hereby incorporated by reference.

      4A. Credit Agreement dated October 20, 1993 by and among First Fidelity Bank, N.A., Pennsylvania, the Company, RTI and Deuer. Exhibit 4A to the Company's report on Form 10-K for the year ended December 31, 1995 is hereby incorporated by reference.

      4B. Term Note, dated October 20, 1993, of the Company in favor of First Fidelity Bank, N.A., Pennsylvania. Exhibit 4B to the Company's report on Form 8-K filed on November 3, 1993 is hereby incorporated by reference.

      4C. Amended Credit Agreement dated July 21, 1995 which amends the Credit Agreement dated October 20, 1993 by and among First Fidelity Bank, N.A., Pennsylvania, the Company, RTI and Deuer. Exhibit 4C to the Company's report on Form 10-K for the year ended December 31, 1995 is hereby incorporated by reference.

      4D. Amended and Restated Revolving Credit Note, dated July 21, 1995, of the Company in favor of First Fidelity Bank, N.A. Pennsylvania.
           Exhibit 4D to the Company's report on Form 10-K for the year ended December 31, 1995 is hereby incorporated by reference.

      4E. Amended and Restated Revolving Credit Note, dated July 21, 1995, of RTI in favor of First Fidelity Bank, N.A., Pennsylvania. Exhibit 4E to the Company's report on Form 10-K for the year ended December 31, 1995 is hereby incorporated by reference.

      4F. Amended and Restated Revolving Credit Note, dated July 21, 1995, of Deuer in favor of First Fidelity Bank, N.A., Pennsylvania. Exhibit 4F to the Company's report on Form 10-K for the year ended December 31, 1995 is hereby incorporated by reference.

      4G. Amended Credit Agreement dated February 21, 1997 which amends the Credit Agreement dated October 20, 1993 and the July 21, 1995 amendment with First Union/First Fidelity, N.A. Pennsylvania.

      10A. Form of termination agreement between the Company and Messrs. Ryan, Boyle, Deuer, Gorder and Ross.

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

      10F. Form  of Stock Option Agreements granted under the 1994 Stock Option
           Plan. Exhibit 10F to the Company's report on Form 10-K for the year ended December 31, 1995 is hereby incorporated by reference.

      10G. Agreement  between  Selas  S.A.,   a  wholly-owned  subsidiary,  and
           Europarc Gennevilliers dated May 16, 1991 relating to the purchase of land and building to house its operations in France, accompanied by an English translation. Exhibit 10G to the Company's report on Form 10-K for the year ended December 31, 1995 is hereby incorporated by reference.

      10H. Supplemental Retirement Plan (amended and restated effective January
           1, 1995). Exhibit 10I to the Company's report on Form 10-K for the year ended December 31, 1995 is hereby incorporated by reference.

      10I. Management  Employment  Agreement  dated  October  20, 1993  between
           Resistance Technology, Inc. and Mark S. Gorder. Exhibit 10J to the Company's report on Form 10-K for the year ended December 31, 1995 is hereby incorporated by reference.

      10J. Amended  and  Restated  Office/Warehouse Lease,  between  Resistance
           Technology, Inc. and Arden Partners I, L.L.P. (of which Mark S. Gorder is one of the principal owners) dated November 1, 1996.

      13. "Selas Corporation of America Five-Year Summary of Operations" contained on page 4 of the Company's 1996 annual report to shareholders; "Other Financial Highlights" (excluding graphs) contained on page 5 of the Company's 1996 annual report to shareholders; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 6-8 of the Company's 1996 annual report to shareholders; and the Company's consolidated financial statements, including the "Notes to Consolidated Financial Statements" and the "Report of Independent Auditors" contained on pages 9-31 of the Company's 1996 annual report to shareholders.




                                    -20-
  ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
                Form 8-K - (Continued)

      21.  List of significant subsidiaries of the Company.

      23.  Consent of Independent Auditors.

      24.  Powers of Attorney.

      99. Portions of the Company's definitive proxy statement for its 1997 Annual Meeting of shareholders responsive to Items 10, 11, 12 and 13 in Part III hereof, which was filed on March 18, 1997, are hereby incorporated herein by reference. However, the portions of such proxy statement constituting the report of the Compensation Committee of the Board of Directors and the graph showing performance of the Company's common shares and certain share indices shall not be deemed to be incorporated herein or filed for purposes of the Securities Exchange Act of 1934.

           (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended December 31, 1996.




         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES







      The Board of Directors and Shareholders
      Selas Corporation of America:

      Under date of February 17, 1997, we reported on the consolidated balance sheets of Selas Corporation of America and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996, as contained in the 1996 annual report to shareholders. These consolidated financial statements and our reports thereon are incorporated by reference in the annual report on Form 10-K for the year 1996. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index (Item 14). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

      In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth herein.





      Philadelphia, Pennsylvania
      February 17, 1997


                                         -22-
                                                             SCHEDULE I



                SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                    Condensed Financial Information of Registrant
                                   Balance Sheets
                             December 31, 1996 and 1995


      ASSETS                                        1996            1995

      Current assets:

        Cash and cash equivalents                $ 2,945,610     $ 1,378,267

        Accounts receivable (including
          $6,059,682 and $6,428,864 due from
          subsidiaries in 1996 and 1995,
          respectively, eliminated in con-
          solidation), less allowance for doubt-
          ful accounts of $10,000 in both years   11,105,398      10,191,115

        Inventories, at cost                       3,426,726       3,170,396

        Prepaid expenses and other current
          assets                                   1,396,967         850,367

              Total current assets                18,874,701      15,590,145


      Investment in wholly-owned subsidiaries     42,734,949      39,853,600

      Property and equipment, at cost              5,806,599       5,594,309

      Less:  accumulated depreciation             (4,485,172)     (4,315,616)

                                                   1,321,427       1,278,693
      Other assets and investment in
        unconsolidated affiliate                   1,278,987       1,527,661

               Total Assets                      $64,210,064     $58,250,099
                                                 ===========     ===========




                                                             SCHEDULE I


               SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                    Condensed Financial Information of Registrant
                                   Balance Sheets
                              December 31, 1996 and 1995


      LIABILITIES AND SHAREHOLDERS' EQUITY          1996            1995

      Current liabilities:

        Notes payable and current maturities
          of long-term debt                      $ 1,938,000     $ 1,900,000

        Accounts payable (including $12,251,876
          and $8,852,000 due to subsidiaries
          in 1996 and 1995, respectively,
          eliminated in consolidation)            13,894,157       9,224,558

        Accrued expenses                           2,816,398       2,667,584

            Total current liabilities             18,648,555      13,792,142

      Long-term debt                               3,953,669       5,851,117

      Other postretirement benefit obligations     3,517,429       3,513,715

      Deferred income taxes                          223,877         116,767

      Pension plan obligation                        225,060         320,184

      Contingencies and commitments

      Shareholders' equity

      Common stock                                 3,702,426       3,702,426

      Retained earnings and other equity          34,320,985      31,335,685

      Less:  242,376 common shares held in
             treasury, at cost                      (381,937)       (381,937)

           Total shareholders' equity
                                                  37,641,474      34,656,174
           Total Liabilities and
           Shareholders' Equity                  $64,210,064     $58,250,099
                                                 ===========     ===========


          See accompanying notes to the consolidated financial statements.


                                                                    SCHEDULE I


                 SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES
                      CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                STATEMENTS OF OPERATIONS
                      YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                           1996          1995          1994


      Sales,  net                      $20,792,859   $13,729,233    $ 8,889,438

      Add back:  license fees and
        corporate charges paid by
        subsidiaries, eliminated in
        consolidation                    1,512,699       720,192        992,930
                                        22,305,558    14,449,425      9,882,368

      Costs and expenses:

        Cost of goods sold              16,504,848     8,289,761      5,638,307

        Selling, general and adminis-
          trative expenses               3,894,184     3,467,857      3,644,655

        Rent and depreciation              398,207       337,845        305,321

                                        20,797,239    12,095,463      9,588,283

      Income before income taxes and
        equity in net income of
        subsidiaries                     1,508,319     2,353,962        294,085

      Provision for income taxes           560,111       927,328         20,614


      Income before equity in net
        income of subsidiaries             948,208     1,426,634        273,471

      Equity in net income of
        subsidiaries                     3,181,987       873,390      2,830,568



            Net income                 $ 4,130,195   $ 2,300,024    $ 3,104,039
                                       ===========   ===========    ===========

             See accompanying notes to the consolidated financial statements.



                                           -25-
                                                                     SCHEDULE I

                  SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                     CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT
                                 STATEMENTS OF CASH FLOWS
                       YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                                         1996           1995            1994

      OPERATING ACTIVITIES
        Net income                   $ 4,130,195    $ 2,300,024     $ 3,104,039
        Adjustments to reconcile net
          income to net cash provided
          by operating activities:
            Depreciation and
              amortization               227,377        201,806         186,666
            Other adjustments         (3,507,200)      (814,239)     (2,954,973)
            Net changes in operating
              assets and liabilities   3,665,156     (1,495,030)      2,282,576


        Net cash provided by operating
          activities                   4,515,528        192,561       2,618,308

      INVESTING ACTIVITIES
        Dividend from unconsolidated
          affiliate                       16,742           --            34,538
        Acquisition of subsidiary
          company                           --             --         (16,601)
        Purchase of property, plant and
          equipment                     (257,767)      (217,158)      (99,331)
        Proceeds of sale from property,
          plant and equipment               --              325            75


        Net cash (used) by investing
          activities                    (241,025)      (216,833)      (81,319)

      FINANCING ACTIVITIES
        Proceeds from borrowings used
          to acquire subsidiary             --             --         1,600,000
        Proceeds from exercise of
          stock options                     --           28,281         124,437
        Repayments of short term
          borrowings                        --             --        (1,600,000)
        Payment of dividends            (847,712)      (795,812)      (708,085)
        Repayment of long term debt   (1,859,448)    (2,148,883)     (1,650,000)
        Net cash (used) by
          financing activities        (2,707,160)    (2,916,414)      2,233,648
      Increase (decrease) in cash
        and cash equivalents           1,567,343     (2,940,686)        303,341
      Cash and cash equivalents,
        beginning of year              1,378,267      4,318,953       4,015,612

      Cash and cash equivalents, end
        of year                      $ 2,945,610    $ 1,378,267     $ 4,318,953
                                     ===========    ===========     ===========
             See accompanying notes to the consolidated financial statements.


                                             -26-
                                                                SCHEDULE II

                SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                           VALUATION AND QUALIFYING ACCOUNTS
                     Years Ended December 31, 1996, 1995 and 1994

                   Column A              Column B           Column C
                                                           Additions

                                         Balance at   Charged to
                                         Beginning    Costs and
                Classification           of Period    Expenses       Other

      Year ended December 31, 1996:
        Reserve deducted in the balance
          sheet from the asset to which
          they apply:
            Allowance for doubtful
            accounts                 $  792,249   $  196,952   $  (35,428) (a)
                                      ==========   ==========   ==========
            Deferred tax asset valuation
            allowance                $2,685,305   $ (285,681)  $  (84,187) (a)
                                      ==========   ==========   ==========
        Reserve not shown elsewhere:
          Reserve for estimated future
            costs of service and
            guarantees               $  844,787   $1,000,677   $  (19,130) (a)
                                      ==========   ==========   ==========

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

      (Continued)


                                           -27-
                                                                 SCHEDULE II

                  SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES
                             VALUATION AND QUALIFYING ACCOUNTS
                       Years Ended December 31, 1996, 1995 and 1994


                   Column A                         Column D        Column E

                                                                    Balance at
                                                                      End of
                Classification                      Deductions        Period

      Year ended December 31, 1996:    Reserve deducted in the balance sheet
          from the asset to which they apply:
            Allowance for doubtful accounts         $  166,652 (b)  $  787,121
                                                    ==========      ==========
            Deferred tax asset valuation allowance        --        $2,315,437
                                                    ==========      ==========
        Reserve not shown elsewhere:
          Reserve for estimated future costs
            of service and guarantees               $  100,644 (c)  $1,725,690
                                                    ==========      ==========

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

                                           SELAS CORPORATION OF AMERICA
                                                   (Registrant)

                                           By:   /s/Robert W. Ross
                                                Robert W. Ross
                                                 Vice President and
                                                  Chief Financial Officer
      Dated:  March 18, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of members of the Board of Directors) on behalf of the registrant and in the capacities and on the dates indicated.


      *By:                                  /s/ Stephen F. Ryan
      Stephen F. Ryan                      Stephen F. Ryan
      Attorney-In-Fact                     President, Chief Executive
      March 18, 1997                       Officer and Director
                                           March 18, 1997

                   *                        /s/ Robert W. Ross
      John H. Austin, Jr.                  Robert W. Ross
      Director                             Vice President, Principal
      March 18, 1997                       Financial and Accounting Officer
                                           March 18, 1997

                   *
      Frederick L. Bissinger
      Director
      March 18, 1997


                   *
      Roy C. Carriker
      Director
      March 18, 1997


                   *
      Francis J. Dunleavy
      Director
      March 18, 1997


                   *
      Mark S. Gorder
      Director
      March 18, 1997


                   *
      Ralph R. Whitney, Jr.
      Director
      March 18, 1997





                                       EXHIBIT INDEX


      EXHIBITS:

      4G. Amended Credit Agreement dated February 21, 1997 which amends the Credit Agreement datd October 20, 1993 and the July 21, 1995 amendment with First Union/First Fidelity, N.A. Pennsylvania.

      10J. Amended and Restated Office/Warehouse Lease between Resistance Technology, Inc. and Arden Partners, Inc., L.L.P. (of which Mark S. Gorder is one of the principal owners) dated November, 1996.

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

      23.   Consent of Independent Auditors.

      24.   Powers of Attorney.




      EXHIBIT 4G

                         AMENDMENT TO CREDIT AGREEMENT


            THIS AMENDMENT TO CREDIT AGREEMENT (together with all amendments and modifications hereto, this "AGREEMENT"), dated as of February 20, 1997, is by and among FIRST UNION NATIONAL BANK, a national banking association formerly known as First Fidelity Bank, N.A., with an office at Broad and Walnut Streets, Philadelphia, Pennsylvania 19109 (the "BANK"), SELAS CORPORATION OF AMERICA, a Pennsylvania business corporation with offices at 2034 Limekiln Pike, Dresher, Pennsylvania 19025 ("SELAS"), DEUER MANUFACTURING, INC., an Ohio business corporation with offices located at 2985 Springboro West, Dayton, OH 45439 ("DEUER"), and RESISTANCE TECHNOLOGY, INC., a Minnesota business corporation with offices located at 1260 Red Fox Road, Arden Hills, MN 55112 ("RTI," and together with Selas and Deuer, the "BORROWERS").

                               BACKGROUND


            The Bank and the Borrowers entered into that certain Credit Agreement, dated as of October 20, 1993 as amended by, inter alia, an Amendment dated as of July 21, 1995, a letter agreement dated June 28, 1996, and an Amendment dated as of October 22, 1996 (as so amended, the "CREDIT AGREEMENT"), pursuant to which the Bank agreed to make available:
      (1) to Selas, among other things, term loans of up to $12,500,000 and a revolving credit facility in a maximum principal amount of $2,000,000;
      (2) to Deuer, a revolving credit facility in a maximum principal amount of $500,000; and (3) to RTI, a revolving credit facility in a maximum principal amount of $1,000,000 (collectively, the "EXISTING LOANS").

                 In connection with the Credit Agreement and in order to
            evidence the Existing Loans:

                 (1) Selas executed and delivered to the Bank (a) a Term Note A dated as of October 20, 1993 in the principal amount of $11,550,000, (b) a Term Note B dated as of October 20, 1993 in the principal amount of $950,000, and (c) a Revolving Credit Note dated as of October 20, 1993 in the principal amount of $2,000,000, which was amended and restated by an Amended and Restated Revolving Credit Note dated as of July 21, 1995 in like principal amount (collectively, the "SELAS NOTES");

                 (2) Deuer executed and delivered to the Bank a Revolving Credit Note dated as of October 20, 1993 in the principal amount of $500,000, which was amended and restated by an Amended and Restated Revolving Credit Note dated as of July 21, 1995 in like principal amount (the "DEUER NOTE"); and (3) RTI executed and delivered to the Bank a Revolving Credit Note of RTI dated as of October 20, 1993 in the principal amount of $1,000,000, which was amended and restated by an Amended and Restated Revolving Credit Note of RTI dated as of July 21, 1995 in like principal amount (the "RTI NOTE", and together with the Selas Notes and the Deuer Note, the "EXISTING NOTES").

                 The Credit Agreement, the Existing Notes, and all of the
            documents, instruments and agreements executed and delivered in connection therewith, together with all amendments and modifications thereto, shall be referred to hereinafter as the "LOAN DOCUMENTS."

                 The Bank and the Borrowers, pursuant to the terms hereof, wish to amend certain of the terms of the Loan Documents.

            NOW, THEREFORE, incorporating the foregoing Background herein by reference and for other good and valuable consideration, the receipt and legal sufficiency of which is hereby acknowledged, and intending to be legally bound hereby, the parties agree as follows:

                 DEFINED TERMS. Terms used herein which are capitalized but not defined herein shall have the meanings ascribed to such terms in the Credit Agreement.

                 AMENDMENTS.

                      Section 1.1 of the Credit Agreement is hereby amended by
                 adding the following defined terms which shall appear in alphabetical order:

                      "RTI Electronics" means RTI Electronics, Inc., a Delaware
                 corporation which is a wholly owned subsidiary of Selas.

                      "Swap Agreements" shall mean any and all swap agreements
                 (as defined in 11 U.S.C. section 101) now or hereafter entered into between the Borrowers (or any of them) and the Bank or any Affiliate thereof.

                      "Term Loan C" means the term loan made pursuant to
                 Section 2.1(e) of this Agreement.

                      "Term Note C" means the promissory note of Selas dated
                 February 21, 1997 payable to the order of the Bank in the principal amount of $3,500,000, in the form of Exhibit A attached to the Amendment to Credit Agreement dated as of February 20, 1997, to be delivered to the Bank by Selas pursuant to Section 4(b) of such Amendment, as such Note may be amended, modified, extended or restated from time to time.




                      Section 1.1 of the Credit Agreement is hereby amended by
                 amending and restating the following defined terms as follows:
                      "Bank" means First Union National Bank, a national
                 banking association formerly known as First Fidelity Bank,
                 N.A.

                      "Borrower" means individually, (a) Selas, as to the Term
                 Loan, Term Loan C and the Selas Revolving Credit Facility;
                 (b) Deuer, as to the Deuer Revolving Credit Facility; and
                 (c) RTI, as to the RTI Revolving Credit Facility.

                      "Domestic Group" means Selas, Deuer, RTI, RTIE and other
                 subsidiaries of RTI, and RTI Electronics.

                      "Guaranty Agreement" means individually, and "Guaranty
                 Agreements" means collectively, the Guaranty Agreements to be delivered to the Bank by Selas, Deuer, RTI and RTIE pursuant to Section 5.1(e) of this Agreement and by RTI Electronics pursuant to Section 5(h) of the Amendment to Credit Agreement dated as of February 20, 1997, as each may be amended, modified or restated from time to time.

                      "Guarantor" means (a) each of Deuer, RTI, RTIE and RTI
                 Electronics, as to the Term Loan and Term Loan C, and (b) Selas, as to the Deuer Revolving Credit Facility and the RTI Revolving Credit Facility.

                      "Loan" means the outstanding principal balance of
                 Indebtedness advanced under Section 2 of this Agreement (including Term Loan C and Advances and Reimbursement Obligations under Section 3 of this Agreement), together with interest accrued thereon and fees and expenses incurred in connection therewith.

                      "Notes" means collectively the Revolving Credit Notes,
                 the Term Notes and Term Note C.

                      "Security Agreement" means individually, and "Security
                 Agreements" means collectively, the security agreements to be delivered to the Bank by Selas, Deuer, RTI and RTIE pursuant to Section 5.1(c) of this Agreement and by RTI Electronics pursuant to Section 5(i) of the Amendment to Credit Agreement dated as of February 20, 1997, as each may be amended, modified or restated from time to time.

                      Section 2.1 of the Credit Agreement is hereby amended by
                 adding the following new subsection (e) after  subsection (d):

                      (e) Term Loan C. Pursuant to the Amendment to Credit Agreement dated as of February 20, 1997, the Bank will make a term loan to Selas in the principal amount of $3,500,000 ("Term Loan C"). Any amounts of Term Loan C that are repaid or prepaid may not be reborrowed hereunder.


                      Section 2.2 of the Credit Agreement is hereby amended by
                 adding the following new subsection (c) after  subsection (b):

                      (c) Term Loan C. The indebtedness of Selas under Term Loan C shall be evidenced by Term Note C.

                      Section 2.3 of the Credit Agreement is hereby amended by
                 adding the following new subsection (e) after  subsection (d):

                      (e) Term Loan C. Funds advanced under Term Loan C shall be used by Selas solely to finance a portion of its acquisition (through its wholly owned subsidiary RTI Electronics) of the assets of the Rodan Division of Ketema, Inc.

                      Section 2.4 of the Credit Agreement is hereby amended by
                 adding the following new subsection (c) after  subsection
                 (b): (c)  Term Loan C.

                           (i) Scheduled Payments. The Term Loan shall be payable in fifty-nine (59) consecutive monthly principal installments of $58,333.33 each, commencing March 1, 1997 and continuing on the first day of each month thereafter, with the final, sixtieth (60th) installment of the remaining principal balance of Term Loan C, together with all interest accrued thereon and all fees and costs payable in connection therewith, due and payable on February 1, 2002.

                           (ii) Mandatory Prepayments. On or before May 15 of each fiscal year, Selas shall pay to the Bank an amount equal to forty percent (40%) of Excess Earnings of the Domestic Group for the previous fiscal year, first to be applied to the prepayment of the Term Loan as provided in Section 2.4(a)(ii) hereof, and then as a mandatory prepayment of Term Loan C, to be applied to scheduled principal payment installments of Term Loan C, in the inverse order of their maturities. The Chief Financial Officer of Selas shall provide to the Bank on or before March 31 of each year a certification of the calculation of the amount of Excess Earnings for the previous fiscal year.

                           (iii) Optional Prepayments. Selas shall have the right to prepay Term Loan C in whole at any time or in part from time to time; provided, however, that (i) any such prepayment shall be applied to the outstanding principal of Term Loan C in the inverse order of maturity of the installments thereof, and (ii) any such prepayment shall be accompanied by any additional payment required to compensate the Bank for any loss, cost or expense incurred as a result of such prepayment as provided in Section 2.13(e) hereof and any amount due in connection with the termination of any Swap Agreement entered into for purposes of hedging Term Loan C.


                           (iv) Swap Agreements. Any prepayment of the Loans shall not release the obligations of any Borrower under any Swap Agreement.

                      Section 2.5 of the Credit Agreement is hereby amended by
                 adding the following new subsection (c) after  subsection (b):

                      (c) Term Loan C. Prior to an Event of Default, interest on Term Loan C shall accrue at the Eurodollar Rate plus the Applicable Margin and shall be payable on the last day of the applicable Interest Period and on the maturity of Term Loan C . Interest will be calculated on the basis of a 360-day year and the actual number of days elapsed. For purposes of this Agreement (including without limitation Sections 2.13 thereof), Term Loan C shall be treated as a Eurodollar Loan; provided, however, that (i) the Interest Period for Term Loan C shall be limited to one, two or three month periods, and
                 (ii) Selas shall have no right to convert Term Loan C into a Base Rate Loan (but Term Loan C may be converted by the Bank to a Base Rate Loan under the circumstances set forth in
                 Section 2.13 hereof). If Selas shall fail to timely select the duration of the Interest Period for Term Loan C, Selas shall be deemed to have selected a one month Interest Period.

      and the references in the former subsection (c) (which shall be redesignated as subsection (d)) to "subsections (a) and (b)" and "Sections 2.5(a) and (b)" shall be amended to read "subsections (a), (b) and (c)" and "Sections 2.5(a), (b) and (c)", respectively.
      Section 6 of the Credit Agreement is hereby amended by
                 adding "and RTI Electronics" after "RTIE" in the lead-in paragraph on page 39 of the Credit Agreement.

                      Section 7 of the Credit Agreement is hereby amended by
                 adding "or RTI Electronics" after "RTIE" in the lead-in paragraph on page 45 of the Credit Agreement.

                      Section 7.3(a) of the Credit Agreement is hereby amended
                 by adding "or RTI Electronics" after "RTIE (including without limitation, to Foreign Subsidiaries)."

                      Sections 8 and 9 of the Credit Agreement are hereby
                 amended by adding "or RTI Electronics" after "RTIE" wherever it appears in such Sections.

                 CONSENT TO INVESTMENT IN RTI ELECTRONICS. The Bank hereby consents to Selas' investment in RTI Electronics for the purpose of funding RTI Electronics' acquisition of the Rodan Division of Ketema, Inc. on the terms previously disclosed to the Bank.

                 FACILITY FEE.  On the date of execution of this Agreement,
            Selas shall pay to the Bank a nonrefundable facility fee (the "FACILITY FEE") equal to one-half percent (0.5%) of the principal amount of Term Loan C, which was fully earned upon Selas' acceptance of the Bank's commitment letter for Term Loan C.


                 CONDITIONS PRECEDENT. The effectiveness of this Agreement and the Bank's obligations hereunder are conditioned upon the satisfaction of the following conditions precedent:

                      The Borrowers shall have delivered to the Bank this
                 Agreement, duly executed by each of the Borrowers.

                      Selas shall have delivered to the Bank Term Note C, dated
                 as of the date hereof, duly executed by Selas;

                      Selas shall have delivered to the Bank an Amended and
                 Restated Pledge Agreement, dated as of the date hereof, duly executed by Selas, together with the stock certificates for all of the issued and outstanding capital stock of RTI Electronics, Inc., a Delaware corporation ("RTI ELECTRONICS"), and stock powers executed by Selas in blank;

                      Selas shall have delivered to the Bank a Second Amendment
                 to First Mortgage and Security Agreement, dated as of the date hereof, duly executed by Selas;

                      Selas shall have delivered to the Bank a title report in
                 form and substance to the Bank with respect to the premises covered by the First Mortgage and Security Agreement of Selas;

                      Deuer shall have delivered to the Bank a Second Amendment
                 to Open-End First Mortgage and Security Agreement, dated as of the date hereof, duly executed by Deuer;

                      Deuer shall have delivered to the Bank a title report in
                 form and substance to the Bank with respect to the premises covered by the Open-End First Mortgage and Security Agreement of Deuer;

                      RTI Electronics shall have delivered to the Bank a
                 Guaranty Agreement, dated as of the date hereof, duly executed by RTI Electronics; RTI Electronics shall have delivered to the Bank a Security Agreement, dated as of the date hereof, duly executed by RTI Electronics, together with such financing statements, landlords waivers and other waivers or documents as may be required by the Bank to perfect the security interest in favor of the Bank thereunder;

                      Selas shall have delivered to the Bank copies of the
                 purchase agreement and all related documents for its acquisition of the Rodan Division of Ketema, Inc.;

                      The Bank shall have received an opinion of counsel from
                 Drinker Biddle & Reath, counsel for the Borrowers, in form and substance satisfactory to the Bank and its counsel;

                      Selas shall have paid the Facility Fee to the Bank;


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

      The documents delivered by the Borrowers or any of them pursuant to
      Section 4(a), (b), (c), (d), (f), (h) and (i) are referred to herein as the "AMENDMENT DOCUMENTS".

                 REPRESENTATIONS, WARRANTIES AND COVENANTS. In order to induce the Bank to enter into this Agreement, the Borrowers hereby represent, warrant and covenant to the Bank as follows:

                      The representations and warranties contained in the Loan
                 Documents are true and correct on and as of the date of this Agreement and, after giving effect hereto, no Event of Default (other than those that have been waived in writing by the Bank) will be in existence or will occur as a result of giving effect hereto.

                      The execution, delivery and performance of this Agreement
                 will not violate any provision of any law or regulation or of any writ or decree of any court or governmental instrumentality, or any of the Borrowers' certificate or articles of incorporation, by-laws or other similar organizational documents.

                      Each of the Borrowers has the power to execute, deliver
                 and perform this Agreement and each of the documents, instruments and agreements to be executed and/or delivered in connection herewith and has taken all necessary action to authorize the execution, delivery and performance of this Agreement and each of the documents, instruments and agreements executed and/or delivered in connection herewith and the performance of the Credit Agreement as amended hereby.

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


                      Selas and RTI Electronics will use their best efforts to
                 obtain a landlord's waiver, in form and substance satisfactory to the Bank, from the owner of the premises in Anaheim, California, which are leased by RTI Electronics.

                 REAFFIRMATION BY BORROWERS. Except as amended hereby, all of the terms, covenants and conditions of the Credit Agreement and each of the other Loan Documents (INCLUDING, BUT NOT LIMITED TO, PROVISIONS RELATING TO ANY AUTHORITY GRANTED TO THE BANK TO CONFESS JUDGMENT AGAINST THE BORROWERS, OR ANY OF THEM, AND ANY WAIVER OF THE RIGHT TO TRIAL BY
      JURY) are ratified, reaffirmed and confirmed and shall continue in full force and effect as therein written and are not intended to be reenacted as of the above date, but rather to be effective as of the original date of such documents. Each of the Borrowers hereby reaffirms and ratifies all of the terms, covenants, and conditions contained in each of their respective guarantees and confirms that such guarantees are binding and enforceable against the parties thereto as if such guarantees had been executed as of the date hereof.

                 REAFFIRMATION BY SELAS AS GUARANTOR AND DEBTOR.

                      Selas hereby acknowledges that the term "Obligations," as
                 defined in its Security Agreement, includes all of Selas' obligations under the Loan Documents as amended by the Amendment Documents (including without limitation Selas' obligations under Term Note C), and such Obligations are and shall continue to be secured by the Collateral.

                      Selas hereby ratifies, affirms, reaffirms and confirms in
                 all respects its Guaranty and Security Agreement, including without limitation all terms, covenants, conditions, representations and warranties in such agreements, and hereby certifies that there exists no defenses, offsets or counterclaims thereto as of the date hereof.

                      Selas hereby acknowledges the continued existence,
                 validity and enforceability of its Guaranty and Security Agreement, and agrees that the terms, covenants, conditions, representations and warranties of such agreements are binding upon it (including, but not limited to, the right of the Bank to enter judgment by confession against Selas and the waiver of the right to trial by jury, if any).

                 AMENDMENT TO DEUER GUARANTY AND
                 REAFFIRMATION BY DEUER AS GUARANTOR AND DEBTOR.

                      Deuer hereby agrees that Section 2(a) of its Guaranty is
                 hereby amended to add "and Term Loan C" after "the Term Loan" (in the seventh line) and to add "and Term Note C" after "the Term Note" (in the eighth line).

                      Deuer hereby acknowledges that the term "Obligations," as
                 defined in its Security Agreement, includes all of Deuer's obligations under the Loan Documents as amended by the Amendment Documents (including without limitation Deuer's obligations under the its Guaranty, as amended hereby), and such Obligations are and shall continue to be secured by the Collateral.

                      Deuer hereby ratifies, affirms, reaffirms and confirms in
                 all respects its Guaranty and Security Agreement, including without limitation all terms, covenants, conditions, representations and warranties in such agreements, and hereby certifies that there exists no defenses, offsets or counterclaims thereto as of the date hereof.

                      Deuer hereby acknowledges the continued existence,
                 validity and enforceability of its Guaranty and Security Agreement, and agrees that the terms, covenants, conditions, representations and warranties of such agreements are binding upon it (including, but not limited to, the right of the Bank to enter judgment by confession against Deuer and the waiver of the right to trial by jury, if any).

                 AMENDMENT TO RTI GUARANTY AND
                 REAFFIRMATION BY RTI AS GUARANTOR AND DEBTOR.

                      RTI hereby agrees that Section 2(a) of its Guaranty is
                 hereby amended to add "and Term Loan C" after "the Term Loan" (in the seventh line) and to add "and Term Note C" after "the Term Note" (in the eighth line).

                      RTI hereby acknowledges that the term "Obligations," as
                 defined in its Security Agreement and in its Patent and Trademark Security Agreement, includes all of RTI's obligations under the Loan Documents as amended by the Amendment Documents (including without limitation RTI's obligations under its Guaranty, as amended hereby), and such Obligations are and shall continue to be secured by the Collateral.

                      RTI hereby ratifies, affirms, reaffirms and confirms in
                 all respects its Guaranty and Security Agreement, including without limitation all terms, covenants, conditions, representations and warranties in such agreements, and hereby certifies that there exists no defenses, offsets or counterclaims thereto as of the date hereof.

                      RTI hereby acknowledges the continued existence, validity
                 and enforceability of its Guaranty and Security Agreement, and agrees that the terms, covenants, conditions, representations and warranties of such agreements are binding upon it (including, but not limited to, the right of the Bank to enter judgment by confession against RTI and the waiver of the right to trial by jury, if any).

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

                 GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the internal laws of the Commonwealth of Pennsylvania

                 SEVERABILITY. Any provision of this Agreement that is held to be inoperative, unenforceable, voidable or invalid in any jurisdiction shall, as to that jurisdiction, be ineffective, unenforceable, void or invalid without affecting the remaining provisions in that or any other jurisdiction, and to this end the provisions of this Agreement are declared to be severable.

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

                 EXPENSES. The Borrowers agree to pay all costs and expenses of the Bank, including without limitation the costs incurred by the Bank for regulatory compliance audits, environmental investigations, reasonable fees and costs of its legal counsel, filing and recording costs, and other expenses incurred in connection with the preparation, execution and delivery of this Agreement and the transactions contemplated hereby.




            IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.

                                         SELAS CORPORATION OF AMERICA
      Attest:

                                         By:                      By:
                      Name:
      Name:                              Title:
      Title:


                                         DEUER MANUFACTURING, INC.
      Attest:

                                         By:                       By:
        Name:
      Name:                              Title:
      Title:


                                         RESISTANCE TECHNOLOGY, INC.
      Attest:

                                         By:                      By:
                                         Name:
      Name:                              Title:
      Title:


                                         FIRST UNION NATIONAL BANK



                                         By:
                                         Name:
                                         Title:




                                                             TERM NOTE C


      $3,500,000.00                         February 21, 1997
                                            Philadelphia, Pennsylvania


            FOR VALUE RECEIVED, the undersigned, SELAS CORPORATION OF AMERICA, a Pennsylvania corporation with offices at 2034 Limekiln Pike, Dresher, Pennsylvania 19025 ("BORROWER"), promises to pay to the order of FIRST UNION NATIONAL BANK, a national banking association formerly known as First Fidelity Bank, N.A. ("BANK"), with an office at Broad and Walnut Streets, Philadelphia, Pennsylvania 19109, the principal sum of Three Million Five Hundred Thousand Dollars ($3,500,000) ("TERM LOAN C") in fifty-nine (59) consecutive monthly principal installments of Fifty-Eight Thousand Three Hundred Thirty-Three Dollars and 33/100 ($58,333.33) each, commencing March 1, 1997 and continuing on the first day of each month thereafter with the final, sixtieth (60th) installment of the remaining principal balance of Term Loan C, together with all interest accrued thereon and all fees and costs payable in connection therewith, due and payable on February 1, 2002.

            In addition, in accordance with Paragraph 2.4(c)(ii) of the Credit Agreement referenced below, Term Loan C is subject to mandatory prepayments in connection with certain events referenced therein, to be applied in accordance with Paragraph 2.8 of the Credit Agreement.

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

            All such principal and interest shall be payable in lawful money of the United States of America in immediately available funds on a Business Day at the offices set forth above.

            This Term Note C (this "NOTE") arises out of a certain Credit Agreement dated as of October 23, 1993 (together with all amendments and modifications thereto, the "Credit Agreement"), among Borrower, Deuer Manufacturing, Inc., an Ohio corporation, Resistance Technology, Inc., a Minnesota corporation, and Bank, and evidences a term loan in the aggregate principal amount of Three Million Five Hundred Thousand Dollars ($3,500,000) made pursuant to the Credit Agreement. Capitalized terms used but not otherwise defined in this Note shall have the respective meanings given to such terms in the Credit Agreement. Reference is made to the Credit Agreement for a statement of the respective rights and obligations of the parties and the terms and conditions therein provided under which all or a part of the principal hereof, accrued interest thereon, and other amounts payable under the Credit Agreement may become immediately due and payable. The collateral specified in the Collateral Security Documents shall secure the obligations of Borrower under this Note.

            Notwithstanding the face amount of this Note, Borrower's liability hereunder shall be limited at all times to the actual aggregate outstanding indebtedness to Bank (principal, interest and fees) under Term Loan C, as established by Bank's books and records, which books and records shall be conclusive absent manifest error.

            The occurrence of an Event of Default under the Credit Agreement constitutes an Event of Default under this Note and entitles Bank, in accordance with the Credit Agreement, to declare this Note, immediately due and payable in full.

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

            BORROWER HEREBY AUTHORIZES AND EMPOWERS ANY ATTORNEY OR ATTORNEYS OR THE PROTHONOTARY OR CLERK OF ANY COURT OF THE COMMONWEALTH OF PENNSYLVANIA, OR ELSEWHERE, TO APPEAR FOR THE BORROWER AT ANY TIME FOLLOWING THE OCCURRENCE OF AN EVENT OF DEFAULT UNDER THE CREDIT AGREEMENT IN ANY SUCH COURT IN AN APPROPRIATE ACTION THERE OR ELSEWHERE BROUGHT OR TO BE BROUGHT AGAINST BORROWER BY BANK ON THIS NOTE, WITH OR WITHOUT DECLARATIONS FILED, AS OF ANY TERM OR TIME OF COURT THERE OR ELSEWHERE TO BE HELD AND THEREIN TO CONFESS OR ENTER JUDGMENT AGAINST BORROWER FOR ALL SUMS DUE BY BORROWER TO BANK UNDER THIS NOTE AND THE CREDIT AGREEMENT, TOGETHER WITH THE COSTS OF SUIT AND REASONABLE ATTORNEYS' FEES, AND FOR SO DOING THIS NOTE OR COPY HEREOF VERIFIED BY AFFIDAVIT SHALL BE A SUFFICIENT WARRANT.




            BORROWER AND BANK EACH HEREBY KNOWINGLY, VOLUNTARILY, AND INTENTIONALLY WAIVE ANY RIGHTS IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION HEREON OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS NOTE OR THE CREDIT AGREEMENT OR THE MAKING OF THE LOANS OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF BORROWER OR BANK OR EITHER OF THEM.
      THIS PROVISIONS IS A MATERIAL INDUCEMENT FOR BANK'S ENTERING INTO THE CREDIT AGREEMENT.

            BORROWER ACKNOWLEDGES THAT IT HAS HAD THE ASSISTANCE OF COUNSEL IN THE REVIEW AND EXECUTION OF THIS NOTE AND FURTHER ACKNOWLEDGES THAT THE MEANING AND EFFECT OF THE CONFESSION OF JUDGMENT AND WAIVER OF JURY TRIAL HAVE BEEN FULLY EXPLAINED TO BORROWER BY SUCH COUNSEL.

            Borrower's liability under this Note shall include all fees and expenses provided in the Credit Agreement.

            This Note shall be binding upon Borrower and its successors and assigns and shall inure to the benefit of the Bank and its successors and assigns and shall be governed as to validity, interpretation and effect by the laws of the Commonwealth of Pennsylvania.


            IN WITNESS WHEREOF, the undersigned, by its duly authorized officer, has executed this Term Note C the day and year first above written.


      ATTEST:                         SELAS CORPORATION OF AMERICA




      By:                            By:
      Name:                          Name:
      Title:                         Title:


      [Corporate Seal]




      EXHIBIT 10A


                     AGREEMENT RE: TERMINATION FOLLOWING
                       CHANGE OF CONTROL OR ASSET SALE


               AGREEMENT dated as of March 1, 1997 between Mark S. Gorder ("Executive") and Selas Corporation of America ("Selas").

               WHEREAS, Executive has been effective in performing his services to Resistance Technology, Inc. ("RTI"), a wholly-owned subsidiary of Selas, and Selas recognizes the valuable services that Executive has rendered and desires to induce Executive to continue his active participation in the business of RTI by giving Executive certain assurances in the event of major changes in the structure or control of Selas.

               NOW, THEREFORE, in consideration of the agreements herein contained, and intending to be legally bound, the parties hereto agree as follows:

               1. Termination Payment. If a Change of Control of Selas occurs during the term of this Agreement, and if Executive's employment by RTI is Involuntarily Terminated within two years after such Change of Control, Selas shall pay or cause to be paid to Executive, simultaneously with such Involuntary Termination, two year's base salary at the base salary rate being earned by Executive immediately prior to the preceding Change of Control. If an Asset Sale occurs during the term of this Agreement, and if Executive's employment by RTI is Involuntarily Terminated within two years after such Asset Sale, Selas shall pay or cause to be paid to Executive, simultaneously with such Involuntary Termination, two year's base salary at the base salary rate being earned by Executive immediately prior to such Asset Sale, provided, however that Selas need not make such payment if the purchaser in such Asset Sale or an affiliate of such purchaser offers to employ Executive commencing at the time of the Asset Sale at not less than the same rate of compensation and level of benefits as Executive was receiving immediately prior to the Asset Sale and does not Involuntarily Terminate Executive's employment during the two year period after the consummation of the Asset Sale. Any payment required under this paragraph shall be accompanied by compensation to Executive for any accrued but unused vacation time through the date of Involuntary Termination. Notwithstanding any other provision hereof, the obligations of Selas hereunder shall arise, if at all, only in connection with the earlier of the first Change of Control or first Asset Sale to occur after the date hereof; any second Change of Control or second Asset Sale which may occur within the two year period following the first Change of Control or first Asset Sale shall neither diminish nor trigger again the obligations set forth obligations set forth herein to the extent that such obligations may be applicable, it being understood that such obligations shall in no event extend beyond two years after the first Change of Control or Asset Sale.

                   The following terms used herein have the meanings set forth below:

                   "Asset Sale" means the sale, other than any such sale approved in advance by a majority of the Continuing Directors of Selas,

                       (a) by Selas of 90% or more of the outstanding shares of stock of RTI entitled to vote in the election of Directors of RTI, or

                       (b) by RTI of a number of shares of stock of RTI entitled to vote in the election of Directors of RTI that would reduce the percentage ownership of Selas of such stock to 10% or less, or

                       (c) by RTI of the assets of RTI to which are attributable 90% or more of the volume of sales of RTI.

                   "Cause." Executive's employment shall be deemed to have been terminated for "Cause" only if termination shall have taken place
      (a) following conviction of Executive for an act constituting a felony under applicable law, (b) because of the willful and continued substantial failure by Executive to perform his duties continued for at least 30 days after written demand for performance is delivered to Executive specifically identifying the manner in which Executive has not substantially performed his duties, (c) because of the death of Executive, (d) because of the Disability of Executive or (e) as a result of voluntary retirement or resignation of Executive. For purposes of this paragraph, no act or failure to act on Executive's part shall be deemed "willful" unless done, or omitted to be done, by him not in good faith or without reasonable belief that his action or omission was in the best interest of his employer.

                   "Change of Control" of Selas means the acquisition, other than any such acquisition approved in advance by a majority of the Continuing Directors of Selas, by any person, entity or group of associated persons acting in concert of beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of 50% or more of the then outstanding shares of capital stock of Selas entitled to vote for the election of Directors of Selas.




                   "Continuing Directors" means those directors duly elected prior to the time that any person, entity or group of associated persons acting in concert has acquired beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of 50% or more of the then outstanding shares of capital stock of Selas entitled to vote for the election of Directors of Selas, and those directors who were recommended to succeed Continuing Directors by a majority of Continuing Directors.

                   "Disability" of Executive means that the Executive shall be physically or mentally incapacitated and as a result thereof shall be unable to continue substantially proper performance of his duties (reasonable absences because of sickness for up to six consecutive months excepted). If Executive shall not agree with a determination to terminate him because of Disability, the question of Executive's ability shall be submitted to an impartial and reputable physician selected either by a mutual agreement of the parties or by the then president of the Medical Society of the county in which Executive is employed, and such physician's determination of disability shall be binding on the parties.

                   "Involuntary Termination" (or "Involuntarily Terminated") means (a) any reduction in the amount of annual base compensation or in the employee benefits (but not in the amount of bonuses) inuring to Executive below the level of base compensation or benefits inuring to Executive immediately prior to the preceding Change of Control or Asset Sale, (b) the imposition on Executive of a requirement that he change the location of his principal employment from its location immediately prior to the Change of Control or Asset Sale in order to maintain his employment or to maintain his compensation at its level immediately prior to the preceding Change of Control or Asset Sale if such change of location would impose a substantial burden on the Executive in commuting from his then residence to the new place of employment, (c) the assignment to the Executive of duties that do not constitute managerial duties or duties for which his training and experience do not qualify him or (d) any termination of the employment of Executive other than for Cause.

                   2. Other Benefits. This Agreement shall not prejudice Executive's or his beneficiary's right to receive any death, disability, pension, or other benefits otherwise due to Executive upon or following termination.

                   3. No Duty to Mitigate. Executive's benefits hereunder shall be considered severance pay in consideration of his past service to RTI, and pay in consideration of his continued service from the date hereof, and his entitlement thereto shall not be governed by any duty to mitigate his damages by seeking further employment, nor offset by any compensation which he may receive from future employment.

                   4. Withholding. Any payment required under this Agreement shall be subject to all applicable requirements of law with regard to withholding, filing, making of reports and the like.
                   5. Term. This Agreement shall terminate, except to the extent that any obligation hereunder remains unpaid as of such time, upon the earliest of (i) December 31, 1997 if a Change of Control or Asset Sale has not occurred by such date; or (ii) the termination of Executive's employment with RTI prior to a Change of Control or Asset Sale; or (iii) the termination of Executive's employment with RTI after a Change of Control of Selas, other than by Involuntary Termination.

                   6.  Miscellaneous.
                       a. This Agreement represents the entire agreement of the parties hereto with respect to the subject matter hereof and supersedes all prior agreements in connection therewith. Without limiting the generality of the preceding sentence, Executive hereby acknowledges that Selas shall have no obligation to him under the termination program established in 1986.

                       b. In the event that any provision of this Agreement shall be determined to be invalid, the remaining provisions shall be unaffected thereby and shall remain in full force and effect.

                       c. This Agreement shall not be assignable by Executive, but Selas' obligation under the second sentence of Section 1 in connection with an Asset Sale may be assigned by Selas to the purchaser in connection with such Asset Sale if the Executive becomes an employee of the purchaser or an affiliate immediately after the Asset Sale, in which case the assignee shall expressly assume and agree to perform the obligations set forth in the second sentence of Section 1 in connection with such Asset Sale in the same manner and to the same extent as if it were Selas and Selas shall by virtue thereof and without further act be released from its obligations hereunder.

                       d. Any notice given hereunder shall be deemed to be given when personally delivered or mailed by certified or registered mail, return receipt requested, addressed to Selas at its principal offices or addressed to Executive at his latest address shown on the employment records.




                   e. A waiver of breach of any provision hereof shall not be construed as a waiver of any subsequent breach hereof.

                   f. If it is necessary for Executive to sue for payment hereunder, and such suit results in any payment to Executive, the employer shall pay Executive's reasonable counsel fees relating to such litigation.

                   g. This Agreement may be amended, waived or terminated only by written instrument signed by both parties hereto.

                   h. This Agreement shall be construed in accordance with the laws of the Commonwealth of Pennsylvania.

                   i. Upon the occurrence of a Change of Control or Asset Sale, the employer waives, and will not assert, any right to set off the amount of any claims, liabilities, damages or losses the employer may have against any amounts payable by it to Executive hereunder, and any amounts payable to or otherwise accrued for the account of Executive in respect of any period prior to the termination of this Agreement shall be paid when due.

                   j. Nothing herein shall diminish Selas' or RTI's right to terminate the employment of the Executive prior to a Change of Control or Asset Sale or impose any obligation to make any payment to the Executive in connection with any such termina tion. Nothing herein shall alter in any manner the rights or obligations of RTI or Executive under the Management Employment Agreement dated October 20, 1993 between RTI and Executive.

                   IN WITNESS WHEREOF, Selas and Executive have executed this Agreement as of the date first above written.
                               SELAS CORPORATION OF AMERICA


                               By:
                                  Robert W. Ross
                                  Secretary




                                  Mark S. Gorder




                                                           EXHIBIT 10A

                          SECOND EXTENSION AGREEMENT


                AGREEMENT    dated    as    of   March    1,    1997    between
      ____________________________  ("Executive")  and  Selas   Corporation  of
      America ("Selas").


                                   BACKGROUND

                Executive and Selas are parties to an Agreement, dated as of March 9, 1993, the term of which was extended pursuant to an Extension Agreement dated as of March 1, 1995 (as so extended, the "Agreement"), which, as an inducement to Executive to continue his active participation in the business of Selas or an affiliate of Selas, provides for certain payments to the Executive under the circumstances and pursuant to the terms therein set forth. Capitalized terms used herein have such meanings as are ascribed thereto in the Agreement.

                Executive and Selas desire to confirm in writing their prior understandings that the term of the Agreement, insofar as the term thereof is a function of the period during which a Change of Control or Asset Sale may occur, is extended from June 1, 1996 until December 31, 1997.

                NOW, THEREFORE, in consideration of the agreements herein contained and contained in the Agreement, and intending to be legally bound, the parties hereto agree as follows:

                1. Clause (i) in paragraph 5 of the Agreement is hereby further amended by changing the date "June 1, 1996" to "December 31, 1997."

                2. The Agreement, as amended hereby, is hereby ratified and confirmed in all respects.

                IN WITNESS WHEREOF, Selas and Executive have executed this Agreement as of the date first above written.

                                    SELAS CORPORATION OF AMERICA
                                    By:______________________________



                                    _________________________________



                                                          EXHIBIT 10J











                            AMENDED AND RESTATED
                           OFFICE/WAREHOUSE LEASE

                                BY AND BETWEEN

                          ARDEN PARTNERS I, L.L.P.

                                      AND

                         RESISTANCE TECHNOLOGY, INC.











      EFFECTIVE NOVEMBER 1, 1996


                             TABLE OF CONTENTS

                                                      PAGE


            DEFINITIONS                               1

            TERM                                      1

            BASE RENT                                 1

            ADDITIONAL RENT                           2

            COVENANT TO PAY RENT                      3

            UTILITIES                                 3

            CARE AND REPAIR OF BUILDING               3

            SIGNS                                     4

            ALTERATIONS, INSTALLATION, FIXTURES       4

            POSSESSION                                5

            SECURITY AND DAMAGE DEPOSIT               5

            USE                                       5

            ACCESS TO BUILDING                        5

            EMINENT DOMAIN                            6

            DAMAGE OR DESTRUCTION                     7

            CASUALTY INSURANCE                        7

            PUBLIC LIABILITY INSURANCE                8

            DEFAULT OF LESSEE                         8

            COVENANTS TO HOLD HARMLESS                9

            NON-LIABILITY                             10

            SUBORDINATION                             10

            ASSIGNMENT OR SUBLETTING                  11

            ATTORNMENT                                11

            NOVATION IN THE EVENT OF SALE             11

            SUCCESSORS AND ASSIGNS                    11




                                                      EXHIBIT 10J

                           OFFICE/WAREHOUSE LEASE


           THIS LEASE effective the 1st day of November, 1996, by and between ARDEN PARTNERS I, L.L.P., a Minnesota limited liability partnership ("Lessor"), and RESISTANCE TECHNOLOGY, INC., a Minnesota corporation, ("Lessee").

      RECITALS

           WHEREAS, Lessor and Lessee entered into an Office/Warehouse Lease dated the 31st day of November, 1991 to terminate on the 1st day of November, 1996 for the Premises described below;

           WHEREAS, Lessor and Lessee entered into the Agreement dated October 20, 1993 to extend said Lease from November 1, 1996 to October 31, 2003 (the "Extension Agreement");

           WHEREAS, Lessor and Lessee have agreed to amend and restate said Office/Warehouse Lease;

           NOW, THEREFORE, Lessor and Lessee agree as follows:

      DEFINITIONS:

           "Premises" That certain real property located in the City of Arden Hills, County of Ramsey, and State of Minnesota and legally described on EXHIBIT "A" attached hereto and made a part hereof, including all buildings and site improvements located thereon.

           "Building" That certain office/warehouse building containing approximately 47,100 square feet (14,118 square feet of office space, 7,850 square feet of clean room space, 4,000 square feet of warehouse space and 21,132 square feet of manufacturing space) located upon the Premises and commonly described as 1260 Red Fox Road, Arden Hills, Minnesota.

      WITNESSETH:

      TERM:

           1. For and in consideration of the rents, additional rents, terms, covenants, terms and provisions herein contained, Lessor hereby demises, leases and lets to Lessee the Premises for the term of eighty-four (84) months commencing on the first day of November, 1996 ("Commencement Date") and expiring on October 31, 2003 ("Expiration Date"), unless sooner terminated as hereinafter provided (which is Extension Term No. 1 in the Extension Agreement).



      BASE RENT:

           2. Lessee shall pay Base Rent to Lessor during the eighty-four (84) months of the term of this Lease in the annual amount of Three Hundred Thirty Thousand and No/100 Dollars ($330,000) payable in equal monthly installments of Twenty-Seven Thousand Five Hundred and No/100 Dollars ($27,500) on the first day of each month commencing with the first payment on November 1, 1996. Monthly Base Rent shall be payable in advance the first day of each month during the term of this Lease in lawful money of the United States, to Lessor, without any deduction, offset, counterclaim or reduction whatsoever.

      ADDITIONAL RENT:

           3. Lessee shall pay to Lessor throughout the term of this Lease the following:

           a. Lessee shall pay a sum equal to one hundred percent (100%) of the Real Estate Taxes. The term "Real Estate Taxes" shall mean all real estate taxes, all assessments and any taxes in lieu thereof which may be levied upon or assessed against the Premises. Lessee, in addition to all other payments to Lessor by Lessee required hereunder shall pay to Lessor, in each year during the term of this Lease and any extension or renewal thereof, such Real Estate Taxes and assessments paid in the first instance by Lessor.

           b. A sum equal to one hundred percent (100%) of the annual aggregate operating expenses incurred by Lessor in the operation, maintenance and repair of the Premises. The term "Operating Expenses" shall include, but not be limited to, maintenance, repair, replacement and care of all plumbing and roofs, parking and landscaped areas, signs, snow removal, non-structural repair and maintenance of the exterior of the Building, public liability and casualty insurance premiums, work, costs of equipment purchased and used for such purposes, and the cost or portion thereof properly allocable to the Premises (amortized over such reasonable period as Lessor shall determine together with the interest at the rate of twelve percent (12%) per annum on the unamortized balance) of any capital improvements made to the Building by Lessor after the Base Year (November 1, 1996 to October 31, 1997) which result in a reduction of Operating Expenses or made to the Building by Lessor after the date of this Lease that are required under any governmental law or regulation that was not applicable to the Building at the time it was constructed.

           c. In no event shall the total adjusted Monthly Base Rent be less than Twenty-Seven Thousand Five Hundred and No/100 Dollars ($27,500) per month during the term of this Lease (which term is Extension Term No. 1 of the Extension Agreement).




           The payment of the sums set forth in this Article 3 shall be in addition to the Base Rent payable pursuant to Article 2 herein. All sums due hereunder shall be due and payable within thirty (30) days of delivery of written certification by Lessor setting forth the computation of the amount due from Lessee. In the event this Lease term shall begin or expire at any time during the calendar year, Lessee shall be responsible for its pro-rata share of Additional Rent under subdivisions
      a. and b. above during this Lease and/or occupancy time.

           Prior to commencement of this Lease, and prior to commencement of each calendar year thereafter commencing during the term of this Lease or any renewal or extension thereof, Lessor may estimate for each calendar year (i) the total amount of Real Estate Taxes; (ii) the total amount of Operating Expenses; and (iii) the computation of the annual and monthly rental payable during such calendar year as a result of increases or decreases in Real Estate Taxes and Operating Expenses. Such estimates shall be in writing and shall be delivered or mailed to Lessee at the Premises.

           The  amount of  Real Estate  Taxes and  Operating Expenses  for each calendar year, so estimated, shall be payable as Additional Rent, in equal monthly installments, in advance, on the first day of each month during such calendar year at the option of Lessor. In the event that such estimate is delivered to Lessee before the first day of January of such calendar year, said amount, so estimated, shall be payable as Additional Rent in equal monthly installments, in advance, on the first day of each month during such calendar year. In the event that such estimate is delivered to Lessee after the first day of January of such calendar year, said amount, so estimated, shall be payable as Additional Rent in equal monthly installments, in advance, on the first day of each month over the balance of such calendar year, with the number of installments being equal to the number of full calendar months remaining in such calendar year.

           Upon completion of each calendar year during the term of this Lease or any renewal or extension thereof, Lessor shall cause its accountants to determine the actual amount of the Real Estate Taxes and Operating Expenses payable in such calendar year and deliver a written certification of the amounts thereof to Lessee. If Lessee has underpaid Real Estate Taxes or Operating Expenses for such calendar year, Lessee shall pay the balance of the same within ten (10) days after the receipt of such statement. If Lessee has overpaid Real Estate Taxes or Operating Expenses for such calendar year, Lessor either shall (i) refund such excess or (ii) credit such excess against the most current monthly installment or installments due Lessor for its estimate of Real Estate Taxes and Operating Expenses for the next following calendar year. A pro-rata adjustment shall be made for a fractional calendar year occurring during the term of this Lease or any renewal or extension thereof based upon the number of days of the term of this Lease during said calendar year as compared to three hundred sixty-five (365) days and all additional sums payable by Lessee or credits due Lessee as a result of the provisions of this Article 3 shall be adjusted accordingly.

      COVENANT TO PAY RENT:

           4. The covenants of Lessee to pay the Base Rent and the Additional Rent are each independent of any other agreement, condition, or provision contained in this Lease. All Rents are payable to Lessor at 1260 Red Fox Road, Arden Hills, Minnesota 55112.

      UTILITIES:

           5. Lessor shall provide mains and conduits to supply water, gas, electricity and sanitary sewage to the Premises. Lessee shall pay, when due, all charges for sewer usage or rental, garbage, disposal, refuse removal, water, electricity, gas, fuel oil, L.P gas, telephone and/or other utility services or energy source furnished to the Building during the term of this Lease, or any renewal or extension thereof. If Lessor elects to furnish any of the foregoing utility services or other services furnished or caused to be furnished to Lessee, then the rate charged by Lessor shall not exceed the rate Lessee would be required to pay to a utility company or service company furnishing any of the foregoing utilities or services. The charges thereof shall be deemed Additional Rent in accordance with Article 3 herein.

      CARE AND REPAIR OF BUILDING:

           6. Lessee at all times throughout the term of this Lease, including renewals and extension, and at its sole expense, shall keep and maintain the Premises and Building in a clean, safe, sanitary and first class condition and in compliance with all applicable laws, codes, ordinances, rules and regulations. Lessee's obligations hereunder shall include, but not be limited to, the maintenance, repair and replacement, if necessary, of heating, air conditioning fixtures, equipment, and systems, all lighting and plumbing fixtures and equipment, fixtures, motors and machinery, all interior walls, partitions, doors and windows, including the regular painting thereof, all exterior entrances, windows, doors and docks and the replacement of all broken glass. When used in this provision, the term "repairs" shall include replacements or renewals when necessary, and all such repairs made by Lessee shall be equal in quality and class to the original work. Lessee shall keep and maintain all portions of the Premises and Building and the sidewalk and areas adjoining the same in a clean and orderly condition, free of accumulation of dirt, rubbish, snow and ice.

           If Lessee fails, refuses or neglects to maintain or repair the Premises and Building as required in this Lease after notice shall have been given by Lessor to Lessee, in accordance with Article 33 herein, Lessor may make such repairs without liability to Lessee for any loss or damage that may accrue to Lessee's merchandise, fixtures or other property or to Lessee's business by reason thereof. Upon completion thereof, Lessee shall pay to Lessor all costs plus fifteen percent (15%) for overhead incurred by Lessor in making such repairs upon presentation to Lessee of bill thereto.

           Lessor shall repair, at its expense, the structural portions of the Building; provided, however, where structural repairs are required to be made by reason of the business or operational needs of Lessee or acts of Lessee, the costs thereof shall be borne by Lessee and payable by Lessee to Lessor upon demand. Lessee, at its cost and expenses, shall be responsible for all outside maintenance of the Building, including grounds and parking areas.


      SIGNS:

           7. Any advertisement lettering, notice, picture or sign installed on or in any part of the Premises and visible from the exterior of the Building shall be approved and installed by Lessee at Lessee's expense. In the event of a violation of the foregoing by Lessee, Lessor may remove the same without any liability and may charge the expense incurred by such removal to Lessee.

      ALTERATIONS, INSTALLATION, FIXTURES:

           8. Except as hereinafter provided, Lessee shall not make any additions, alterations, or improvements in or to the Premises or Building or add, disturb or in any way change any plumbing or wiring therein without the prior written consent of Lessor if such addition, alteration, improvement, plumbing or wiring costs Lessee more than Seventy-five Thousand and No/100 Dollars ($75,000) which consent shall not be unreasonably conditioned, delayed or withheld. In the event alterations, additions or improvements are required by any governmental agency by reason of the use and occupancy of the Premises and Building by Lessee, Lessee shall make such alterations, additions or improvements at its own cost and expense after first obtaining Lessor's approval of plans and specifications therefor and furnishing such indemnification as Lessor may reasonably require against liens, costs, damages and expenses arising out of such alterations, additions or improvements. Additions, alterations or improvements by Lessee must be built in compliance with all laws, ordinances and governmental regulations affecting the Premises. Lessee shall warrant to Lessor that all such additions, alterations or improvements shall be in strict compliance with all relevant laws, ordinances, governmental regulations and insurance requirements. Construction of such additions or alterations or improvements shall commence only upon Lessee obtaining and exhibiting to Lessor the requisite approvals, licenses and permits and indemnification against liens. All additions, alterations or improvements to the Building made by Lessee shall at once become the property of Lessor and shall be surrendered to Lessor upon the termination of this Lease; provided, however, this clause shall not apply to movable equipment or furniture owned by Lessee which may be removed by Lessee at the end of the term of this Lease if Lessee is not then in default.

      POSSESSION:

           9. Except as hereinafter provided, Lessor shall deliver possession of the Premises and Building to Lessee in the condition required by this Lease on or before the Commencement Date, but delivery of possession prior to or later than such Commencement Date shall not affect the Expiration Date. The rentals herein reserved shall commence on the date when possession of the Premises and Building is delivered by Lessor to Lessee which Lessor and Lessee agree is November 1, 1996. Any occupancy by Lessee prior to the beginning of the term shall in all respects be the same as that of a Lessee under this Lease. Lessor shall have no responsibility or liability for loss or damage to facilities, fixtures or equipment installed or left on the Building. If the Premises are not ready for occupancy by Commencement Date and possession is later than Commencement Date, rent shall begin on the date of possession.

      SECURITY AND DAMAGE DEPOSIT:

           10.   There is no security or damage deposit under this Lease.

      USE: 11. The Premises and Building shall be used and occupied by Lessee solely for the purposes of office and manufacturing so long as such use is in compliance with all applicable laws, ordinances and governmental regulations affecting the Building and Premises. The Premises and Building shall not be used in such manner that, in accordance with any requirement of law or of any public authority, Lessor shall be obliged on account of the purpose or manner of said use to make any addition, alteration or improvement to or in the Building. The Premises shall not be used in any manner which will increase the rates.required to be paid for public liability or for fire and extended coverage insurance covering the Premises. Lessee shall occupy the Premises and conduct its business and control its agents, employees, invitees and visitors in such a way as is lawful, and reputable and will not permit or create any nuisance, noise, odor, or otherwise interfere with, annoy or disturb Lessor in its management of the Premises and Building.

      ACCESS TO BUILDING:

           12. Lessee agrees to permit Lessor and the authorized representatives of Lessor to enter the Premises and Building at all times during usual business hours for the purpose of inspecting the same and making any necessary repairs to the Premises and Building and performing any work therein that may be necessary to comply with any laws, ordinances, rules, regulations or requirements of any public authority or of the Board of Fire Underwriters or any similar body or that Lessor may deem necessary to prevent waste or deterioration in connection with the Premises and Building. Nothing herein shall imply any duty upon the part of Lessor to do any such work which, under any provision of this Lease, Lessee may be required to perform and the performance thereof by Lessor shall not constitute a waiver of Lessee's default in failing to perform the same. Lessor, during the progress of any work in the Premises and Building, may keep and store upon the Premises and Building all necessary materials, tools and equipment. Lessor shall not in any event be liable for inconvenience, annoyance, disturbance, loss of business, or other damage of Lessee by reason of making repairs or the performance or any work in the Premises and Building or on account of bringing materials, supplies and equipment into or through the Premises and Building during the course thereof and the obligations of Lessee under this Lease shall not thereby be affected in any manner whatsoever.

           Lessor reserves the right to enter upon the Premises and Building at any time in the event of an emergency and at reasonable hours to exhibit the Premises and Building to prospective purchasers or others and to exhibit the Premises and Building to prospective Lessees and to the display "For Rent" or similar signs on windows or doors in the Premises and Building during the last ninety (90) days of the term of this Lease, all without hindrance or molestation by Lessee.

      EMINENT DOMAIN:

           13. If there is any condemnation or eminent domain proceeding or private sale in lieu thereof in respect to the Premises and Building during the term hereof, the following provisions shall apply:


           a. If the whole of the Premises shall be acquired or condemned by eminent domain for any public or quasi-public use or purpose, then the term of this Lease shall cease and terminate as of the date possession shall be taken in such proceeding and all rentals shall be paid up to that date.

           b. If any part constituting less than the whole of the Premises shall be acquired or condemned as aforesaid, and in the event that such partial taking or condemnation shall materially affect the Building so as to render the Building unsuitable for the business of Lessee, in the reasonable opinion of Lessor, then the term of this Lease shall authority and rent shall be paid to the date of such termination.

           In the event of a partial taking or condemnation of the Premises which shall not materially affect the Building so as to render the Building unsuitable for the business of Lessee, in the reasonable opinion of Lessor, this Lease shall continue in full force and effect but with a proportionate abatement of the Base Rent and Additional Rent based on the portion, if any, of the Building taken. Lessor reserves the right, at its option, to restore the Building and the Building to substantially the same condition as they were prior to such condemnation. In such event, Lessor shall give written notice to Lessee, within thirty (30) days following the date possession shall be taken by the condemning authority, of Lessor's intention to restore. Upon Lessor's notice of election to restore, Lessor shall commence restoration and shall restore the Building and the Building with reasonable promptness, subject to delays beyond
      Lessor's control and delays in the making of condemnation or sale proceeds adjustments by Lessor. Lessee shall have no right to terminate this Lease except as herein provided. Upon completion of such restoration, the rent shall be adjusted based upon the portion, if any, of the Building restored.

           c. If there is any condemnation or taking as aforesaid, whether whole or partial, Lessee shall not be entitled to any part of the award paid for such condemnation. Lessor is to receive the full amount of such award Lessee hereby expressly waiving any right to claim to any part thereof.

           d. Although all damages in the event of any condemnation shall belong to Lessor whether such damages are awarded as compensation for diminution in value of the leasehold or to the fee of the Premises or Building, Lessee shall have the right to claim and recover from the condemning authority, but not from Lessor, such compensation as may be separately awarded or recoverable by Lessee in Lessee's own right on account of any and all damage to Lessee's business by reason of the condemnation and for or on account of any cost or loss to which Lessee might be put in removing Lessee's merchandise, furniture, fixtures, leasehold improvements and equipment; provided, however, that Lessee shall have no claim against Lessor or make any claim with the condemning authority for the loss of its leasehold estate, any unexpired term or loss of any possible renewal or extension of this Lease or loss of any possible value of this Lease, any unexpired term, renewal or extension of this Lease.

      DAMAGE OR DESTRUCTION:

           14. If there is any damage or destruction to the Premises or Building by fire or other cause during the term hereof, the following provisions shall apply:

           a. If the Building is damaged by fire or any other cause to such extent that the cost of restoration, as reasonably estimated by Lessor, will equal or exceed thirty percent (30%) of the replacement value of the Building (exclusive of foundations) just prior to the occurrence of the damage, then Lessor, no later than the sixtieth (60th) day following the damage, may give Lessee written notice of Lessor's election to terminate this Lease.

           b. If the cost of restoration as estimated by Lessor will equal or exceed fifty percent (50%) of the replacement value of the Building (exclusive of foundations) just prior to the occurrence of the damage, and if the Building are not suitable as a result of said damage for the purposes for which they are demised hereunder, in the reasonable opinion of Lessee, then Lessee, no later than the sixtieth (60th) day following the damage, may give Lessor a written notice of election to terminate this Lease.

           c. If the cost of restoration as estimated by Lessor shall amount to less than thirty percent (30%) of said replacement value of the Building, as provided in Section 14.c herein, or if, despite the cost, Lessor does not elect to terminate this Lease, Lessor shall restore the Building with reasonable promptness, subject to delays beyond Lessor's control and delays in the making of insurance adjustments by Lessor. Lessee shall have no right to terminate this Lease, except as herein provided. Lessor shall not be responsible for restoring or repairing leasehold improvements of Lessee.

           d. If either of the elections to terminate is exercised, this Lease shall be deemed to terminate on the date of the receipt of the notice of election. All rentals shall be paid up to that date. Lessee shall have no claim against Lessor for the value of any unexpired term of this Lease.

           e. If damage to the Building shall materially affect the Building so as to render it unsuitable in whole or in part for the purposes for which they are demised hereunder, then, unless such destruction was wholly or partially caused by the negligence or breach of the terms of this Lease by Lessee, its employees, contractors or licensees, a portion of the rent based upon the amount of the extent to which the Building is rendered unsuitable shall be abated until repaired or restored. If the destruction or damage was wholly or partially caused by negligence or breach of the terms of this Lease by Lessee as aforesaid and if Lessor shall elect to rebuild, the rent shall not abate and Lessee shall remain liable for the same.

      CASUALTY INSURANCE:

           15.a. Lessee, at all times during the term of this Lease, at its expense, shall maintain a policy or policies of insurance with premiums paid in advance issued by an insurance company licensed to do business in the State of Minnesota insuring the Building against loss or damage by fire, explosion or other insurable hazards and contingencies for the full replacement value with Lessor as an additional named insured as its interest may appear.

              b. Lessee shall not carry any stock of goods or do anything in or about the Building which will in any way impair or invalidate the obligation of the insurer under any policy of insurance required by this Lease.

              c. Lessor hereby waives and releases all claims, liabilities and causes of action against Lessee and its agents, servants and employees for loss or damage to, or destruction of, the Premises or any portion thereof, including the buildings and other improvements situated thereon, resulting from fire, explosion and other perils included in standard extended coverage insurance, whether caused by the negligence of any of said persons or otherwise. Lessee hereby waives and releases all claims, liabilities and causes of action against Lessor and its agents, servants and employees for loss or damage to, or destruction of, any of the improvements, fixtures, equipment, supplies, merchandise and other property, whether that of Lessee or of others in, upon or about the Premises resulting from fire, explosion or the other perils included in standard extended coverage insurance, whether caused by the negligence of any of said persons or otherwise. The waiver shall remain in force whether or not Lessee's insurer shall consent thereto.

              d. If the use of the Building by Lessee increases the premium rate for insurance carried by Lessor on the Building , Lessee shall pay Lessor, upon demand, the amount of such premium increase. If
      Lessee installs any electrical equipment that overloads the power lines to the Building or its wiring, Lessee , at its own expense, shall make whatever changes are necessary to comply with the requirements of the insurance underwriter, insurance rating bureau and governmental authorities having jurisdiction.

       PUBLIC LIABILITY INSURANCE:

           16. Lessee, during the term hereof, shall keep in full force and effect, at its expense, a policy or policies of public liability insurance with respect to the Premises and Building and the business of Lessee, on terms with companies approved in writing by Lessor, in which both Lessee and Lessor shall be covered by being named as insured parties under reasonable limits of liability not less than $1,000,000 for injury/death to any one person; $5,000,000 for injury/death to more than one person; and $1,000,000 with respect to damage to property. Such policy or policies shall provide that thirty (30) days written notice must be given to Lessor prior to cancellation thereof. Lessee shall furnish evidence satisfactory to Lessor at the time this Lease is executed that such coverage is in full force and effect.

      DEFAULT OF LESSEE:

           17.a. If Lessee fails to pay any rent due hereunder within ten (10) days after the same shall be due, or any failure to perform any other of the conditions, covenants or terms of this Lease to be observed or performed by Lessee for more than thirty (30) days after written notice of such failure shall have been given to Lessee, or if Lessee or an agent of Lessee shall falsify any report required to be furnished to Lessor pursuant to the terms of this Lease, or if Lessee or any guarantor of this Lease shall become bankrupt or insolvent, or file any debtor proceedings or any person shall take or have against Lessee or any guarantor of this Lease in any court pursuant to any statute either of the United States or of any state a petition in bankruptcy or insolvency or for reorganization or for the appointment of a receiver or trustee of all or a portion of Lessee's or any such guarantor's property, or if Lessee or any such guarantor makes an assignment for the benefit of creditors, or petitions to or enters into an arrangement, or if Lessee shall abandon the Premises or suffer this Lease to be taken under any writ of execution, then in any such event Lessee shall be in default hereunder, and Lessor, in addition to other rights or remedies it may have, shall have the immediate right of reentry and may remove all persons and property from the Premises and such property may be removed and stored in a public warehouse or elsewhere at the cost of, and for the account of Lessee, all without service of notice or resort to legal process and without being guilty of trespass, or becoming liable for any loss or damage which may be occasioned thereby.

           b. If Lessor elects to reenter the Premises, as herein provided, or should it take possession of the Premises pursuant to legal proceedings or pursuant to any notice provided for by law, it may either terminate this Lease or it may from time to time, without terminating this Lease, make such alterations and repairs as may be necessary in order to relet the Premises, and relet the Building or any part thereof on such term or terms (which may be for a term extending beyond the term of this Lease) and at such rental or rentals and upon such other terms and conditions as Lessor in its sole discretion may deem advisable. Upon each such subletting all rentals received by Lessor from such reletting shall be applied first to the payment of any indebtedness other than rent due hereunder from Lessee to Lessor; second, to the payment of any costs and expenses of such reletting, including brokerage fees and attorney's fees and costs of such alterations and repairs; third, to the payment of the rent due and upon payment of future rent as the same may become due and payable hereunder. If such rentals received from such reletting during any month less than that to be paid during that month by Lessee, upon  demand  by Lessor,  shall pay  any such  deficiency to  Lessor.
      No such    reentry or taking possession of the Premises by Lessor shall be construed as an election on its part to terminate this Lease unless a written notice of such intention be given to Lessee or unless the termination thereof be decreed by a court of competent jurisdiction. Notwithstanding any such reletting without termination, Lessor may at any time after such reentry and reletting elect to terminate this Lease for any such breach. In addition to any other remedies Lessor may have, it may recover from Lessee all damages it may  incur by reason of such breach,  including the cost  of
      recovering  the   Premises,  reasonable  attorney's  fees,  and
      including the worth at the time of such termination of the excess, if any, of the amount of rent and charges equivalent to rent reserved in this Lease for the remainder of the stated term over the then reasonable rental value of the Premises for the remainder of the stated term, all of which amounts shall be immediately due and payable from Lessee to Lessor.

           c. Lessor, at its option, instead of exercising any other rights or remedies available to it in this Lease or otherwise by law, statute or equity, may spend such money as is reasonably necessary to cure any default of Lessee herein and the amount so spent, and costs incurred, including attorney's fees in curing such default, shall be paid by Lessee, as Additional Rent, upon demand.

           d. If suit shall be brought for recovery of possession of the Premises, for the recovery of rent or any other amount due under the provisions of this Lease, or because of the breach of any other covenant herein contained on the part of Lessee to be kept or performed, and a breach shall be established, Lessee shall pay to Lessor all expenses incurred therefor, including a reasonable attorney's fee, together with interest on all such expenses at the rate of twelve percent (12%) per annum from the date of such breach of the covenants of this Lease.

           e. Lessee hereby expressly waives any and all rights of redemption granted by or under any present or future laws in the event Lessee is evicted or dispossessed for any cause, or in the event of Lessor obtaining possession of the Premises, by reason of the violation by Lessee of any of the conditions or covenants of this Lease, or otherwise. Lessee waives any demand for possession of the Premises, and any demand for payment of rent and any notice of intent to reenter the Premises, or of intent to terminate this Lease, other than the notices above provided in this Article 17, and waives any and every other notice or demand prescribed by any applicable statutes or laws.

           f. No remedy herein or elsewhere in this Lease or otherwise by law, statute or equity, conferred upon or reserved to Lessor or Lessee shall be exclusive of any other remedy, but shall be cumulative, and may be exercised from time to time and as often as the occasion may arise.

      COVENANTS TO HOLD HARMLESS:
           18. Unless the liability for damage or loss is caused by the negligence of Lessor, its agents or employees, Lessee shall hold harmless Lessor from any liability for damages to any person or property in or upon the Building and the Premises, including the person and the property of Lessee and its employees and all persons in the Building at its or their invitation or sufferance, and from all damages resulting from Lessee's failure to perform the covenants of this Lease. All property kept, maintained or stored on the Premises shall be so kept, maintained or stored at the sole risk of Lessee. Lessee agrees to pay all sums of money in respect of any labor, service, materials, supplies or equipment furnished or alleged to have been furnished to Lessee in or about the Premises, and not furnished on order of Lessor, which may be secured by any Mechanic's, Materialmen's or other lien to be discharged at the time performance of any obligation secured thereby matures; provided, however, that Lessee may contest such lien; however, but if such lien is reduced to final judgment and if such judgment or process thereon is not stayed, or if stayed and said stay expires, then and in each such event, Lessee shall forthwith pay and discharge said judgment. Lessor shall have the right to post and maintain on the Premises and Building notices of non-responsibility under the laws of the State of Minnesota.

      NON-LIABILITY:

           19. Subject to the terms and conditions of Article 14 herein, Lessor shall not be liable for damage to any property of Lessee or of others located on the Premises or Building, nor for the loss of or damage to any property of Lessee or of others by theft or otherwise. Lessor shall not be liable for any injury or damage to persons or property resulting from fire, explosion, failing plaster, steam, gas, electricity, water, rain or snow or leaks from any part of the Premises or Building or from the pipes. appliances, or plumbing works or from the roof, street or subsurface or from any other place or by dampness or by any other cause of whatsoever nature. Lessor shall not be liable for any such damage caused by other persons in the Premises or Building, occupants of adjacent property or the public or caused by operations in construction of any private, public or quasi-public work. Lessor shall not be liable for any latent defect in the Premises or Building. All property of Lessee kept or stored on the Premises or in the Building shall be so kept or stored at the risk of only Lessee. Lessee shall hold Lessor harmless from any claims arising out of damage to the same, including subrogation claims by Lessee's insurance carrier.

      SUBORDINATION:

           20. This Lease shall be subordinated to any mortgages that may now exist or that may hereafter be placed upon the Premises and to any and all advances made thereunder, and to the interest upon the indebtedness evidenced by such mortgages, and to all renewals, replacements and extensions thereof. In the event of execution by Lessor after the date of this Lease of any such mortgage, renewal, replacement or extension, Lessee agrees to execute a subordination agreement with the holder thereof which agreement shall provide:

           a. That such holder shall not disturb the possession and other rights of Lessee under this Lease so long as Lessee is not in default hereunder;

           b. That in the event of acquisition of title to the Premises by such holder, such holder shall accept Lessee as Lessee of the Premises under the terms and conditions of this Lease and shall perform all the obligations of Lessor hereunder; and

           c. That Lessee shall recognize such holder as Lessor hereunder. Lessee, upon receipt of a request from Lessor therefor, shall execute and deliver to Lessor or to any proposed holder of a mortgage or trust deed or to any proposed purchaser of the Premises, a certificate in recordable form, certifying that this Lease is in full force and effect, and that there are no offsets against rent nor defenses to Lessee's performance under this Lease, or setting forth any such offsets or defenses claimed by Lessee, as the case may be.

      ASSIGNMENT OR SUBLETTING:

           21. Lessee agrees to use and occupy the Premises throughout the entire term hereof for the purposes herein specified and for no other purposes, in the manner and to substantially the extent now intended, and not to transfer or assign this Lease or sublet said Premises, or any part thereof, whether by voluntary act, operation of law, or otherwise, without obtaining the prior consent of Lessor in each instance. Lessee shall seek such consent of Lessor by a written request therefor, setting forth such information as Lessor may deem necessary. Lessor agrees not to withhold consent unreasonably.Consent by Lessor to any assignment of this Lease or to any subletting of the Premises shall not be a waiver of Lessor's rights under this Article 21 as to any subsequent assignment or subletting. Lessor's rights to assign this Lease are and shall remain unqualified. No such assignment or subleasing shall relieve Lessee from any of Lessee's obligations in this Lease, nor shall any assignment or sublease or other transfer of this Lease be effective unless the assignee, sublessee or transferee shall at the time of such assignment, sublease or transfer, assume in writing for the benefit of Lessor, its successors or assigns, all of the conditions, covenants and terms of this Lease thereafter to be performed by Lessee and shall agree in writing to be bound thereby. If Lessee subleases in accordance with the terms of this Lease, fifty percent (50%) of any increase in rental received by Lessee over the per square foot rental rate which is being paid by Lessee shall be forwarded to and retained by Lessor, which increase shall be in addition to the Base Rent and Additional Rent due Lessor under this Lease.

      ATTORNMENT:

           22. In the event of a sale or assignment of Lessor's interest in the Premises is, or this Lease, or if the Premises come into custody or possession of a mortgagee or any other party whether because of a mortgage foreclosure, or otherwise, Lessee shall attorn to such assignee or other party and recognize such party as Lessor hereunder; provided, however, Lessee's peaceable possession will not be disturbed so long as Lessee faithfully performs its obligations under this Lease. Lessee shall execute, on demand, any attornment agreement required by any such party to be executed, containing such provisions and such other provisions as such party may require.

      NOVATION IN THE EVENT OF SALE:

           23. In the event of the sale of the Premises, Lessor shall be and hereby is relieved of all of the covenants and obligations created hereby accruing from and after the date of sale, and such sale shall result automatically in the purchaser assuming and agreeing to carry out all the covenants and obligations of Lessor. Notwithstanding the foregoing provisions of this Article 23, Lessor, in the event of a sale of the Premises, shall cause to be included in the agreement of sale and purchase a covenant whereby the purchaser of the Premises assumes and agrees to carry out all of the covenants and obligations of Lessor.

           Lessor agrees at any time and from time to time upon not less than ten (10) days prior written request by Lessor to execute, acknowledge and deliver to Lessor a statement in writing certifying that this Lease is unmodified and in full force and effect as modified and stating the modifications, and the dates to which the Basic Rent and other charges have been paid in advance, if any, it being intended that any such statement delivered pursuant to this Article 23 may be relied upon by any prospective purchaser of the fee or mortgagee or assignee of any mortgage upon the fee of the Premises.

      SUCCESSORS AND ASSIGNS:

           24. The conditions, covenants and terms hereof shall be binding upon and inure to the successors and assigns of the parties hereto.

      REMOVAL OF FIXTURES:

           25. Notwithstanding anything contained in Article 8 and Article 29 herein or elsewhere in this Lease, if Lessor requests, then Lessee shall promptly remove at its sole cost and expense all fixtures, equipment and alterations made by Lessee simultaneously with vacating the Premises and Building and Lessee will promptly restore the Premises and Building to the condition that existed immediately prior to said fixtures, equipment and alterations having been made all at the sole cost and expense of Lessee.

      QUIET ENJOYMENT:

           26. Lessor warrants that it has full right to execute and to perform this Lease and to grant the estate demised, and that Lessee, upon payment of the rents and other amounts due and the performance of all the agreements, conditions, covenants and terms on Lessee's part to be observed and performed under this Lease, may peaceably and quietly enjoy the Premises and Building for the business uses permitted hereunder, subject, nevertheless, to the terms and conditions of this Lease.

      RECORDING:

           27. Lessee shall not record this Lease without the prior written consent of Lessor; provided, however, upon the request of either party hereto, the other party shall join in the execution of a Memorandum of Lease for the purposes of recordation. Said Memorandum shall describe the parties, the Premises and the term of this Lease and shall incorporate this Lease by reference. This Article 27 shall not be construed to limit Lessor's right to file this Lease under Article 22 herein.

      OVERDUE PAYMENTS:

           28. All monies due under this Lease from Lessee to Lessor shall be due on demand, unless otherwise specified, and if not paid when due, shall result in the imposition of a service charge for such late payment in the amount of twelve percent (12%) of the amount due.

      SURRENDER:

           29. On the Expiration Date or upon the termination hereof upon a day other than the Expiration Date, Lessee shall peaceably surrender the Premises broom-clean in good order, condition and repair, reasonable wear and tear only excepted. On or before the Expiration Date or upon termination of this Lease on a day other than the Expiration Date, Lessee at its expense, shall remove all trade fixtures, personal property and equipment and signs from the Premises and any property not removed shall be deemed to have been abandoned. Any damage caused in the removal of such items shall be repaired by Lessee at its expense. All alterations, additions, improvements and fixtures (other than trade fixtures) which shall have been made or installed by Lessor or Lessee upon the Premises and all floor covering so installed shall remain upon and be surrendered with the Premises as a part thereof, without disturbance, molestation or injury and without charge, at the expiration or termination of this Lease. If the Premises are not surrendered on the Expiration Date or the date of termination, Lessee shall indemnify Lessor against loss or liability, claims, without limitation, made by any succeeding Lessee based upon such delay. Lessee shall promptly surrender all keys for the Premises to Lessor at the place then fixed for payment of rent and shall inform Lessor of combinations of any locks and safes on the Premises.

      HOLDING OVER:

           30. In the event of a holding over by Lessee after expiration or termination of this Lease without the consent in writing of Lessor, Lessee shall be deemed a lessee at sufferance and shall pay rent for such occupancy at the rate of twice the last-current aggregate Monthly Base Rent and Additional Rent, prorated for the entire holdover period, plus all attorney's fees and expenses incurred by Lessor in enforcing its rights hereunder, plus any other damages occasioned by such holding over. Except as otherwise agreed, any holding over with the written consent of Lessor shall constitute Lessee a month-to-month lessee.

      ABANDONMENT:

           31. In the event Lessee shall remove its fixtures, equipment or machinery or shall vacate the Building or any part thereof prior to the Expiration Date, or shall discontinue or suspend the operation of its business conducted in the Building for a period of more than thirty (30) consecutive days (except during any time when the Building may be rendered untenantable by reason of fire or other casualty), then in any such event Lessee shall be deemed to have abandoned the Premises and the Building and Lessee shall be in default under the terms of this Lease.

      CONSENTS BY LESSOR:

           32. Whenever provision is made under this Lease for Lessee securing the approval or consent by Lessor, such consent or approval shall only be in writing.

      NOTICES:

           33. Any notice required or permitted under this Lease shall be deemed sufficiently given or secured if sent by registered or certified return receipt mail to Lessee at 1260 Red Fox Road, Arden Hills, Minnesota 55112 and to Lessor at the address then fixed for the payment of rent as provided in Article 4 herein. Either party may by like written notice at any time designate a different address to which notices shall subsequently be sent or rent to be paid.

      RULES AND REGULATIONS:

           34.   None.

      INTENT OF PARTIES:

           35. Except as otherwise provided herein, Lessee agrees and covenants that if it shall any time fail to pay any such cost or expense, or fail to take out, pay for, maintain or deliver any of the insurance policies above required, or fail to make any other payment or perform any other act on its part to be made or performed as in this Lease provided, then Lessor may, but shall not be obligated so to do, and without notice to or demand upon Lessee and without waiving or releasing Lessee from any obligations of Lessee in this Lease contained, pay any such cost or expense, effect any such insurance coverage and pay premiums therefor, and may make any other payment or perform any other act on the part of Lessee to be made and performed as in this Lease provided, in such manner and to such extent as Lessor may deem desirable, and in exercising any such right, to also pay all necessary and incidental costs and expenses, employ legal counsel and incur and pay reasonable attorneys' fees. All sums so paid by Lessor and all necessary and incidental costs and expenses in connection with the performance of any such act by Lessor, together with interest thereon at the rate of twelve percent (12%) per annum from the date of making of such expenditure, by Lessor, shall be deemed Additional Rent hereunder, and shall be payable to Lessor on demand. Lessee covenants to pay any such sum or sums with interest as aforesaid. Lessor shall have the same rights and remedies in the event of the nonpayment thereof by Lessee as in the case of default by Lessee in the payment of the Base Rent.

       GENERAL:

           36. This Lease does not create the relationship of principal and agent or of partnership or of joint venture or of any association between Lessor and Lessee, the sole relationship between the parties hereto being that of Lessor and Lessee.
           No waiver of any default of Lessee hereunder shall be implied from any omission by Lessor to take any action on account of such default if such default persists or is repeated, and no express waiver shall affect any default other than the default specified in the express waiver and that only for the time and to the extent therein stated. One or more waivers by Lessor shall not be construed as a waiver of a subsequent breach of the same condition, covenant or term. The approval by or consent of Lessor of any act by Lessee requiring Lessor's approval or consent or shall not waive or render unnecessary Lessor's approval or consent to any subsequent similar act by Lessee shall be construed to be both a covenant and a condition. No action permitted or required to be taken by or on behalf of Lessor under the terms or provisions of this Lease shall be deemed to constitute an eviction or disturbance of
      Lessee's possession of the Premises. All preliminary negotiations are merged into and incorporated in this Lease. The laws of the State of Minnesota shall govern the enforcement, performance and validity of this Lease.

           a. This Lease and EXHIBIT A attached hereto, constitute the entire agreement between Lessor and Lessee affecting the Premises and there are no other agreements, either oral or written, between them other than are herein set forth. No subsequent addition, alteration, amendment or change to this Lease shall be binding upon Lessor or Lessee unless reduced to writing and executed in the same form and manner in which this Lease is executed.

           b. If any agreement, condition or covenant of this Lease or the application thereof to any person or circumstances shall be, to any extent, invalid or unenforceable, the remainder of this Lease, or the application of such agreement, condition or covenant to persons or circumstances other than those as to which it is held invalid or unenforceable, shall not be affected thereby and each agreement, condition or covenant of this Lease shall be valid and be enforced to the fullest extent permitted by law.

      HAZARDOUS MATERIAL:

           37.a. The Premises shall be used by and/or at the sufferance of Lessee for only the purposes set forth in Article 11 herein and for no other purposes. Lessee shall not use or permit the use of the Premises in any manner that will tend to create waste or a nuisance.


           b. Lessee covenants that throughout the term of this Lease, at Lessees sole cost and expense, Lessee shall promptly comply with all laws and ordinances and the orders, rules and regulations and requirements of all federal, state and municipal governments and appropriate departments, commissions and boards, and the orders, rules and regulations of the Board of Fire Underwriters in Minnesota and whether or not the same require structural repairs or alterations, which may be applicable to the Premises, or the use or manner of use of the Premises. Lessee will likewise observe and comply with the requirements of all policies of public liability, fire and all other policies of insurance at any time in force with respect to the Building and improvements on the Premises and the equipment thereof.

           c. In the event any Hazardous Material (hereinafter defined) is brought or caused to be brought into or onto the Premises or the Building by Lessee, Lessee shall handle any such material in compliance with all applicable federal, state and/or local regulations. For purposes of this
      Article 37, "Hazardous Material" means and includes any hazardous, toxic or dangerous waste, substance or material defined as such in (or for purposes of) the Comprehensive Environmental Response, Compensation, and Liability Act, any so-called "Superfund" or "Superlien" law, or a ny federal, state or local statute, law, ordinance, code, rule, regulation, order decree regulating, relating to, or imposing liability or standards of conduct concerning, any hazardous, toxic or dangerous waste, substance or material, as now or at any time
      hereafter in  effect.  Lessee  shall   submit to  Lessor on  an annual
      basis copies  of its  approved hazardous
      materials communication plan, OSHA monitoring plan and permits required by the Resource Recovery and Conservation Act of 1976, if Lessee is required to prepare, file or obtain any such plans or permits. Lessee will indemnity and hold harmless Lessor from any losses, liabilities, damages, costs or expenses (including reasonable attorneys' fees) which Lessor may suffer or incur as a result of Lessee's introduction into or onto the Premises or Building of any Hazardous Material. This Article shall survive the expiration or sooner termination of this Lease.

      CAPTIONS:

           38. The captions are inserted only as a matter of convenience and for reference, and in no way define, limit or describe the scope of this Lease nor the intent or any provision thereof.

      EXHIBITS:

           39. Reference is made to EXHIBIT A, which Exhibit is attached hereto and made a part hereof.




              EXHIBIT                      DESCRIPTION

              EXHIBIT A                    Legal Description


      EXTENSION AGREEMENT:

           40. Lessor and Lessee hereby agree that the Extension Agreement shall remain in full force and effect, shall not be superseded by this Lease and that the "Lease" referred to in the Extension Agreement shall be deemed to be a reference to this Lease.

      SEE GUARANTY ATTACHED HERETO AND MADE A PART HEREOF.

           IN WITNESS WHEREOF, Lessor and Lessee have caused these presents to be executed in form and manner sufficient to bind them at law, as of the day and year first above written.

      Lessee:                              Lessor:

      RESISTANCE TECHNOLOGY, INC.          ARDEN PARTNERS I , L.L.P.


      By:                                  By:
             Mark S. Gorder                       Thomas A. Giguere
           Its:  President and                 Its:  Managing Partner
           Chief Executive Officer


       STATE OF MINNESOTA                  )
                                           ) ss.
      COUNTY OF                            )

           On  this _____  day of  _______________, 1996,  before me,  a notary public, personally appeared Mark S. Gorder, to me known to be the person described in and who executed the foregoing instrument, who, being by me duly sworn, did say that he is the President and Chief Executive Officer of Resistance Technology, Inc., a Minnesota corporation; that said corporation has no corporate seal; that said instrument was executed on behalf of said corporation by authority of its Board of Directors; and that the execution of said instrument is his free act and deed and the free act and deed of said corporation.




              Notary Public



      STATE OF MINNESOTA                   )
                                           ) ss.
      COUNTY OF                            )

           On  the  _______ day  of _____________,  1996,  before me,  a notary public, personally appeared Thomas A. Giguere, to me known to be the person described in the foregoing instrument, who, being by me duly sworn, did say that he is the Managing Partner of Arden Partners I, LLP, a Minnesota limited liability partnership; that said partnership has no partnership seal; that said instrument was executed on behalf of said partnership by authority of its partnership agreement; and that the execution of said instrument is a free act and deed of said partnership.




           Notary Public



                        EXHIBIT "A" OF AMEND AND RESTATED
                            OFFICE/WAREHOUSE LEASE
                    EFFECTIVE THE 1ST DAY OF NOVEMBER, 1996
                                BY AND BETWEEN
                           ARDEN PARTNERS I, L.L.P.
                                      AND
                           RESISTANCE TECHNOLOGY, INC.


                             LEGAL DESCRIPTION


      That part of the North 703.50 feet of the Northwest Quarter of the Southeast Quarter of Section 27, Township 30, Range 23, Ramsey County, Minnesota described as follows:

      Beginning at the Northeast corner of the Northwest Quarter of the Southeast Quarter; thence Westerly along the North line of said Northwest Quarter of the Southeast Quarter a distance of 350 feet; thence Southerly parallel with the East line of said Northwest Quarter of the Southeast Quarter a distance of 483.68 feet; thence Southeasterly along a non-tangential curve, concave to the Southwest, having a radius of 483.07 feet for a distance of 349.17 feet, more or less (chord = 341.62 feet, chord bearing = S50 02'34"E) to its intersection with the South line of said North 703.50 feet of the Northwest Quarter of the Southeast Quarter at a point on said South line distant 89.16 feet Westerly from the Southeast corner of said North 703.50 feet of the Northwest Quarter of the Southeast Quarter, as measured along said Southline; thence Easterly along said South line to said Southeast corner; thence Northerly along the East line of said Northwest Quarter of the Southeast Quarter to the point of beginning; for the purpose of this description the East line of said Northwest Quarter of the Southeast Quarter is considered to be a line bearing SO 16'00"E;

      EXCEPT the Northerly 240 feet of the Easterly 150 feet thereof.







      This instrument was drafted by:
      William J. Cosgriff
      Doherty, Rumble & Butler
      Professional Association
      2800 Minnesota World Trade Center
      30 East Seventh Street
      St. Paul, Minnesota 55101-4999
      Telephone: (612) 291-9294
      Fax: (612) 291-9313



           REMOVAL OF FIXTURES                 12

           QUIET ENJOYMENT                     12

           RECORDING                           12

           OVERDUE PAYMENTS                    12

           SURRENDER                           12

           HOLDING OVER                        13

           ABANDONMENT                         13

           CONSENTS BY LESSOR                  13

           NOTICES                             13

           RULES AND REGULATIONS               13

           INTENT OF PARTIES                   13

           GENERAL                             14

           HAZARDOUS MATERIAL                  14

           CAPTIONS                            15

           EXHIBITS                            15

           EXTENSION AGREEMENT                 15

      LEGAL DESCRIPTION                                             EXHIBIT "A"



                                                                  EXHIBIT 13
      SELAS CORPORATION OF AMERICA
      is a diversified firm with international operations and sales that engages in the design, development, engineering and manufacturing of a range of products. The Company, headquartered in Dresher, Pennsylvania with subsidiaries in Minnesota, Ohio, California, France, Germany and Italy, operates directly or through subsidiaries in three business
      segments.  TM   Under the Selas   name, the Company designs and
      manufactures specialized industrial heat processing systems and equipment for steel, glass and other manufacturers worldwide. The Company's subsidiary, Resistance Technology, Inc., designs and manufactures microminiature components and molded plastic parts primarily for the hearing instrument manufacturing
      industry worldwide. The Company's subsidiary, RTI Electronics, Inc., formed in 1997, manufactures heat sensitive resistors known as thermistors. The Company's subsidiary, Deuer Manufacturing, Inc., manufactures spare tire holders and lifts and related products, primarily based on cable winch designs, for use principally as original equipment by the pick-up truck and minivan segment of the automotive industry. FINANCIAL HIGHLIGHTS
      YEARS ENDED DECEMBER 31                   1996             1995
      Net sales . . . . . . . . . . . .  $103,426,000     $71,215,000
      Operating income  . . . . . . . .  $  7,522,000     $ 4,758,000
      Net income  . . . . . . . . . . .  $  4,130,000     $ 2,300,000
      Earnings per common and
        common equivalent share:
          Primary   . . . . . . . . . .         $1.17            $.66
          Fully diluted . . . . . . . .         $1.16            $.66
      Working capital . . . . . . . . .  $ 19,822,000     $15,751,000
      Total assets  . . . . . . . . . .  $ 91,162,000     $67,960,000
      Total shareholders' equity  . . .  $ 37,641,000     $34,656,000

      MARKET AND DIVIDEND INFORMATION
                                        1996                  1995
                                       Market                Market
                                     Price Range           Price Range
      QUARTER                       HIGH     LOW          HIGH     LOW
      First   . . . . . . . . . . . 11-3/4    8-13/16     10       8-5/8
      Second  . . . . . . . . . . . 11-1/2   10-3/8        9-3/4   7-7/8
      Third   . . . . . . . . . . . 14-3/8   10            8-3/4   7-3/8
      Fourth  . . . . . . . . . . . 17-1/4   13-1/2        9-7/8   7-3/16

      At February 12, 1997, the Company had 539 shareholders of record.

                                    1996        1995        1994
      Dividends per share:
        First Quarter               $.06        $.055       $.05
        Second Quarter               .06         .055        .05
        Third Quarter                .06         .06         .05
        Fourth Quarter               .065        .06         .055

      The payment of any future dividends is subject to the discretion of the Board of Directors and is dependent on a number of factors, including the Company's capital requirements, financial condition, financial covenants and cash availability.

      Selas is an equal opportunity employer.

      THE COMMON STOCK OF SELAS CORPORATION OF AMERICA IS LISTED ON THE AMERICAN STOCK EXCHANGE UNDER THE SYMBOL SLS.


      SELAS CORPORATION OF AMERICA
      FIVE-YEAR SUMMARY OF OPERATIONS
      (In thousands, except for share data)

      Years Ended December 31                1996        1995       1994
      Sales, net                         $103,426    $ 71,215     $ 73,663

      Cost of sales                        80,870      52,060       52,813
      Selling, general and admin-
      istrative expenses                   15,034      14,397       14,727
      Interest expense                      1,212       1,336        1,282
      Interest (income)                      (298)       (340)        (303)
      Other (income) expense, net              83          36          165

      Income (loss) before income taxes
        (benefits) and cumulative effect
        of changes in accounting
        principles                          6,525       3,726        4,979
      Income taxes (benefits)               2,395       1,426        1,875

      Income (loss) before cumulative
        effect of changes in
        accounting principles               4,130       2,300        3,104

      Cumulative effect at January
        1, 1992 of changes in
        accounting principles (b)             --         --             --
      Net income (loss)                  $  4,130    $  2,300     $  3,104
                                         =========   =========    =========
      Earnings (loss) per share:
        Primary
          Income (loss) before cumula-
            tive changes in accounting
            principles                      $1.17        $.66        $ .89
          Cumulative effect of changes
            in accounting principles           --         --           --

        Net income (loss)                   $1.17        $.66        $ .89
                                         ========    ========     =========
        Fully diluted
          Income (loss) before cumula-
            tive effect of changes in
            accounting principles           $1.16        $.66        $ .89
          Cumilative effect of changes
            in accounting principles         --          --            --

        Net income (loss)                  $1.16         $.66        $ .89
                                         ========    =========    =========
      Weighted average number of
        common and common equivalent
        shares outstanding during
        year

        Primary                          3,514,996   3,468,012    3,483,381
                                         =========   =========    =========
        Fully diluted                    3,567,701   3,486,244    3,483,381
                                         =========   =========    =========


                                                                  Continued . .


      SELAS CORPORATION OF AMERICA
      FIVE-YEAR SUMMARY OF OPERATIONS
      (In thousands, except for share data)

      Years Ended December 31                1993 (a)        1992
      Sales, net                         $  52,268       $  27,566

      Cost of sales                         39,962          20,940
      Selling, general and admin-
        istrative expenses                   9,687           8,618
      Interest expense                         601             421
      Interest (income)                       (346)           (644)
      Other (income) expense, net              (12)             (4)

      Income (loss) before income taxes
        (benefits) and cumulative effect
        of changes in accounting
        principles                           2,376          (1,765)
      Income taxes (benefits)                1,029            (398)

      Income (loss) before cumulative
        effect of changes in
        accounting principles                1,347          (1,367)

      Cumulative effect at January
        1, 1992 of changes in
        accounting principles (b)              --           (3,566)
      Net income (loss)                  $   1,347       $  (4,933)
                                         =========       =========
      Earnings (loss) per share:
        Primary
          Income (loss) before cumula-
            tive changes in accounting
            principles                      $  .42         $  (.43)
          Cumulative effect of changes
            in accounting principles           --            (1.12)
        Net income (loss)                   $  .42        $  (1.55)
                                         =========       =========
        Fully diluted
          Income (loss) before cumula-
            tive effect of changes in
            accounting principles           $  .41          $ (.43)
          Cumilative effect of changes
            in accounting principles            --           (1.12)
        Net income (loss)                   $  .41          $(1.55)
                                         =========       =========
      Weighted average number of
        common and common equivalent
        shares outstanding during
        year

        Primary                          3,246,588       3,186,942
                                         =========       =========
        Fully diluted                    3,258,080       3,187,790
                                         =========       =========

      (a) On October 20, 1993, the Company acquired all of the outstanding common shares of Resistance Technology, Inc.
      (b) Effective January 1, 1992, the Company adopted Statements of Financial Accounting Standards No. 106 and 109.





      OTHER FINANCIAL HIGHLIGHTS
      Years Ended December 31                1996       1995          1994
      (In thousands, except for share
       data)

      Working capital                    $ 19,822    $ 15,751     $ 17,935
      Total assets                       $ 91,162    $ 67,960     $ 70,120
      Long-term debt                     $  6,837    $  9,100     $ 11,136
      Long-term benefit obligations      $  4,310    $  4,409     $  4,431
      Shareholders' equity:
        Capital stock and additional
         paid-in capital                 $ 17,214    $ 17,214     $ 17,182
        Retained earnings                  19,673      16,390       14,886
        Foreign currency translation
         adjustment                         1,136       1,440        1,524
        Minimum pension liability
         adjustment                           --           (6)        (112)
        Treasury stock                       (382)      (382)         (382)

          Total shareholders' equity     $ 37,641    $ 34,656     $ 33,098

      Depreciation and amortization      $  2,826    $  2,771     $  2,732
      Dividends per share                   $.245       $ .23        $.205




      Years Ended December 31                1993 (a)     1992
      (In thousands, except for share data)

      Working capital                    $ 14,722      $21,629
      Total assets                       $ 72,864      $41,666
      Long-term debt                     $ 11,579      $ 2,717
      Long-term benefit obligations      $  4,553      $ 4,113
      Shareholders' equity:
        Capital stock and additional
         paid-in capital                 $ 16,980      $14,534
        Retained earnings                  12,490       11,788
        Foreign currency translation
         adjustment                           587          945
        Minimum pension liability
         adjustment                          (248)          --
        Treasury stock                       (382)        (382)

          Total shareholders' equity     $ 29,427      $26,885

      Depreciation and amortization      $  1,326      $   906
      Dividends per share                    $.20         $.20









      MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      1996 COMPARED WITH 1995

      Consolidated sales increased 45.2% to $103.4 million in 1996 from $71.2 million in 1995. Net sales for the heat processing segment increased to $62.8 million in 1996 from $32.6 million in 1995. The sharp increase in sales was due to the record level of backlog at the end of 1995, along with additional bookings of several large engineering contracts in 1996. Consolidated backlog for the heat processing segment was $55.5 million at December 31, 1996 compared to $69.3 million at December 31, 1995.

      The Company's precision electromechanical and plastics components business segment had sales of $27.4 million in 1996 compared to sales of $24.9 million in 1995. The sales increase in this segment is due to higher unit sales to the hearing aid industry.

      Net sales of the tire holders, lifts and related products segment decreased to $13.2 million in 1996 from $13.8 million in 1995. The decrease in sales for this segment is due to the previously disclosed finalization of the Chrysler mini-van contract after the first quarter of 1995.

      The Company's gross profit margin as a percentage-of-sales decreased to 21.8% in 1996 from 26.9% in 1995. Gross profit margins for the heat processing segment decreased to 16.0% in 1996 from 25.8% in 1995. Heat processing gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions related to the contract. The lower gross profit margins for 1996 were also impacted by a large engineered contract that resulted in a loss. Heat processing reserves for guarantee obligations and estimated future costs of services increased to $1.7 million in 1996 from $.8 million in 1995 due to a larger number of projects covered in 1996.

      Gross profit margins for the precision electromechanical and plastics segment increased to 39% for 1996 compared to 36% for 1995. Productivity improvement in manufacturing, along with higher unit sales, generated the higher gross profit margins for the segment in 1996.

      Gross profit margins for the tire holders, lifts and related products segment improved to 13.6% in 1996 compared to 12.9% in 1995. The improvement for this segment in 1996 is due to productivity improvement and a more favorable product mix.

      Selling, general and administrative (SG&A) expenses increased 4.4% in 1996 to $15 million from $14.4 in 1995. SG&A expense, as a percentage-of-sales, represented 14.5% in 1996, down from 20.2% in 1995 due to the higher amount of sales in 1996, which is up 45.2%, compared to the 4.4% increase in SG&A expense in 1996. The majority of the SG&A increase is in the Company's precision and electromechanical and plastics segment which increased $.8 million in 1996.


       MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Research and development costs amounted to $1.4 million in 1996 compared to $1.5 million in 1995.

      Interest expense decreased to $1,212,000 in 1996 from $1,336,000 in 1995 due to lower borrowings in 1996. Interest income for 1996 decreased to $298,000 from $340,000 in 1995 due to fewer funds available for investment in 1996.

      Other (income) expense includes losses on foreign currency transactions of $8,000 in 1996 and $123,000 in 1995.

      The effective tax rate in 1996 and 1995 on income before income taxes was 36.7% and 38.3%, respectively. The higher rate in 1995 is due to foreign operating losses not subject to tax benefits.

      Consolidated net income of $4.1 million in 1996 is up 79.6% from $2.3 million in 1995. The Company's heat processing segment's net income for 1996 increased to $2.0 million in 1996 from $.6 million in 1995 due primarily to the strong increase in sales. The precision electromechanical and plastic components segment net income increased to $2 million in 1996 from $1.5 million in 1995 due to higher sales and improved gross profit margins.




      MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED) LIQUIDITY AND CAPITAL RESOURCES

      Consolidated net working capital increased to $19.8 million at December 31, 1996 from $15.8 million at December 31, 1995. The increase in working capital is due primarily to the net income of $4.1 million in 1996 and favorable changes in operating assets and liabilities, partially offset by the repayment of long-term debt of $2.1 million, repayment of short-term borrowings of $2 million and dividend payments of $.8 million. The major changes in the components of working capital are higher accounts receivable of $21.4 million attributed to higher sales in the heat processing segment and higher cash balances of $4.4 million, partially offset by higher current liabilities of $22.6 million due to increased activity in the heat processing segment.

      The Company's long-term debt at December 31, 1996 is $6.8 million. Under the terms of the Company's credit facility, there are covenants that may restrict the payment of future dividends. The credit facility requires the Company to maintain consolidated tangible capital funds of approximately $18.4 million through December 31, 1996 consisting of shareholders' equity, plus subordinated debt, less intangible assets increased annually by 60% of net income and 60% of the aggregate amount of contributions to capital. At December 31, 1996, the Company exceeded the amount required to satisfy this covenant in the credit facility by $7.1 million.

      The Company's French subsidiary has an interest rate swap agreement for the purpose of managing interest rate expense. The total notional amount of $2.2 million at December 31, 1996 will decrease with the terms of the long-term debt agreement. The swap agreement requires fixed interest rate payments of 8.55% through May, 2006. Additional interest incurred in connection with the swap arrangement amounted to $101,738. See note 8 of the Consolidated Financial Statements for discussion of this agreement.

      See note 15 to the Consolidated Financial Statements regarding commitments and contingencies.

      See note 17 to the Consolidated Financial Statements regarding subsequent events.

      The Company believes that its present working capital position combined with funds expected to be generated from operations and the available borrowing capacity through its revolving credit loan facilities will be sufficient to meet its anticipated cash requirements for operating needs and capital expenditures.





      MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      1995 COMPARED WITH 1994

      Consolidated net sales decreased 3.4% to $71.2 million in 1995 from $73.7 million in 1994. Net sales from the heat processing segment decreased to $32.6 million in 1995 from $34.5 million in 1994. The decline in sales in this segment is due primarily to the timing of the recognition of sales arising from several large engineering contracts that were completed, or near completion in 1995, as reflected in the backlog for this segment at December 31, 1994. In addition, backlog for this segment did not substantially increase until several large engineering contracts were received at the end of 1995, and the timing of their receipt meant that they only had a minimal impact on 1995 sales. Consolidated backlog for the heat processing segment increased substantially due to large custom engineering contracts received at the end of 1995 and at December 31, 1995 this segment's backlog was $69.3 million versus $16.6 million at December 31, 1994.

      The Company's precision electromechanical and plastics components business segment had sales of $24.9 million in 1995 compared to sales of $22.5 million in 1994. Sales in this segment increased due to higher unit sales to the hearing aid industry along with plastic component sales to the communications industry.

      Net sales of the tire holders, lifts and related products segment decreased to $13.8 million in 1995 from $16.7 million in 1994. The decrease in sales is due to the previously disclosed loss of the Chrysler mini-van contract in the first quarter of 1995.

      The Company's gross profit margin as a percentage-of-sales decreased to 26.9% in 1995 from 28.3% in 1994. Gross profit margin for the heat technology segment decreased to 25.8% in 1995 from 26.8% in 1994. Heat processing gross profit margins vary markedly from contract to contract depending on customer specifications and other conditions related to the contract. Heat processing reserves for guarantee obligations and estimated future costs of services decreased to $.8 million in 1995 from $1.2 million due to the completion of several contracts in 1995.

      Gross profit margin for the precision electromechanical and plastics segment decreased to 36% in 1995 from 36.7% in 1994. The decline in gross profit margin is due in part to the mix of product sales and to the introduction of new products which increased the segments total sales but at lower gross profit margins.

      Gross profit margins for the tire holders, lifts and related products segment decreased to 12.9% in 1995 from 20.2% in 1994. The lower gross profit margin is due to the loss of the Chrysler mini-van contract in the first quarter of 1995, along with labor, direct material and overhead increases in 1995 which were not passed along as selling price increases to the segment's automotive customers.






      MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

      Selling, general and administrative (SG&A) expenses declined by 2% in 1995 to $14.4 million from $14.7 million in 1994. The decrease in SG&A of $.3 million is due primarily to lower expenses for the heat processing segment which was down $.8 million in 1995, partially offset by the growth in the precision electromechanical and plastic components segment which increased $.6 million in 1995.

      Interest expense increased to $1,336,000 in 1995 from $1,282,000 in 1994 due to higher short-term borrowings in Europe for 1995. Interest income increased to $340,000 in 1995 from $303,000 in 1994 due to an increase in funds available for investment in 1995.

      Other (income) expense includes losses on foreign currency transactions of $123,000 in 1995 and gains of $41,000 in 1994. Also included in 1995 was a gain of $172,000 on the sale of the investment in Isiglass SPA.

      The effective tax rate in 1995 and 1994 on income before income taxes was 38.3% and 37.6%, respectively. Consolidated net income of $2.3 million in 1995 is down from $3.1 million in 1994. The heat processing segment's net income declined to $.6 million in 1995 from $1 million in 1994 as this segment incurred a reorganizational charge and German tax adjustment in the second quarter of 1995. The precision electro-mechanical and plastic components segment net income increased to $1.5 million in 1995 from $1.1 million in 1994 due to increased sales.
      Net income for the tire holders, lifts and related products segment decreased to $.1 million in 1995 from $1 million in 1994 due to lower sales and lower gross profit margins.





      SELAS CORPORATION OF AMERICA
      CONSOLIDATED STATEMENTS OF OPERATIONS

      YEARS ENDED DECEMBER 31                1996            1995         1994

      Sales, net . . . . . . . . . .   $103,426,075   $71,215,413  $73,663,182

      Operating costs and expenses
        Cost of sales  . . . . . . .     80,870,331    52,060,118   52,813,289
        Selling, general and
          administrative expenses  .     15,033,728    14,397,489   14,726,715

      Operating income . . . . . . .      7,522,016     4,757,806    6,123,178

      Interest expense . . . . . . .      1,212,194     1,336,386    1,281,811
      Interest (income). . . . . . .       (297,806)     (339,895     (303,239)
      Other expense, net . . . . . .         82,475        35,732      165,872

      Income before income taxes . .      6,525,153     3,725,583    4,978,734
      Income taxes   . . . . . . . .      2,394,958     1,425,559    1,874,695

      Net income . . . . . . . . . .  $   4,130,195   $ 2,300,024 $  3,104,039
                                      =============   ===========  ===========


      Earnings per common and
        common equivalent share

        Primary  . . . . . . . . . .        $  1.17        $  .66   $      .89
                                      =============   ===========   ===========

        Fully diluted  . . . . . . .        $  1.16        $  .66   $      .89
                                      =============   ===========   ===========










               See accompanying notes to the consolidated financial statements.





                             CONSOLIDATED  BALANCE  SHEETS

      ASSETS                                                 1996       1995

      Current assets

        Cash, including cash equivalents
          of $7,532,000 in 1996 and
          $ 1,865,000 in 1995. . . . . . . . . . .    $ 8,343,820  $ 3,912,364

        Accounts and notes receivable, less allow-
          ance for doubtful accounts of $787,000
          and $792,000 . . . . . . . . . . . . . .     41,660,153   20,227,323

        Inventories  . . . . . . . . . . . . . . .      8,433,522    7,792,134

        Deferred income taxes  . . . . . . . . . .      2,051,580    1,323,932

        Other current assets . . . . . . . . . . .        623,169    1,219,447

            Total current assets . . . . . . . . .     61,112,244   34,475,200


      Investment in unconsolidated affiliates  . .        538,278      673,954


      Property, plant and equipment

        Land   . . . . . . . . . . . . . . . . . .      1,118,802    1,150,956

        Buildings  . . . . . . . . . . . . . . . .     11,499,609   11,790,131

        Machinery and equipment  . . . . . . . . .     19,455,946   16,954,756

                                                       32,074,357   29,895,843
        Less:  Accumulated depreciation  . . . . .     15,362,577   13,231,646

            Net property, plant and equipment. . .     16,711,780   16,664,197

      Deferred pension cost  . . . . . . . . . . .        225,060      313,675

      Excess of cost over net assets of acquired
        subsidiaries, less accumulated
        amortization of $1,140,000 and $808,000  .     12,126,709   12,458,364


      Accounts and note receivable . . . . . . . .           --      2,828,185

      Other assets, less amortization  . . . . . .        448,201      545,945

                                                      $91,162,272   $67,959,520
                                                      ===========   ===========



               See accompanying notes to the consolidated financial statements.





      December 31, 1996 and 1995

      LIABILITIES AND SHAREHOLDERS' EQUITY                  1996      1995

      Current liabilities

        Notes payable . . . . . . . . . . . . . . .  $   583,767   $ 2,651,188

        Current maturities of long-term debt  . . .    2,271,830     2,258,894

        Accounts payable  . . . . . . . . . . . . .   20,169,143     5,490,967

        Federal, state and foreign income taxes . .      926,823       250,445

        Customers' advance payments on contracts  .    4,854,880     2,338,231

        Guarantee obligations and estimated future
          costs of service  . . . . . . . . . . . .    1,725,690       844,787

        Other accrued liabilities . . . . . . . . .   10,758,185     4,889,993

            Total current liabilities . . . . . . .   41,290,318    18,724,505
      Long-term debt  . . . . . . . . . . . . . . .    6,836,593     9,100,401

      Pension plan obligation . . . . . . . . . . .      225,060       320,184

      Other postretirement benefit obligations  . .    4,084,768     4,089,234

      Deferred income taxes . . . . . . . . . . . .    1,084,057     1,069,022

      Contingencies and commitments

      Shareholders' equity

        Common shares, $1 par; 10,000,000 shares
          authorized; 3,702,426 shares issued . . .    3,702,426    3,702,426

        Additional paid-in capital  . . . . . . . .   13,512,005   13,512,005

        Retained earnings . . . . . . . . . . . . .   19,672,730   16,390,247

        Foreign currency translation adjustment . .    1,136,252    1,439,943

        Minimum pension liability adjustment  . . .         --         (6,510)
                                                      38,023,413   35,038,111

        Less:  242,376 common shares held in
          treasury, at cost . . . . . . . . . . . .      381,937      381,937

            Total shareholders' equity  . . . . . .   37,641,476   34,656,174

                                                     $91,162,272  $67,959,520
                                                     ===========  ===========

               See accompanying notes to the consolidated financial statements.



      CONSOLIDATED STATEMENTS OF CASH FLOWS

      YEARS ENDED DECEMBER 31                                           1996

      Cash flows from operating activities:
        Net income . . . . . . . . . . . . . . . . . . . . . .   $  4,130,195
        Adjustments to reconcile net income to net cash provided
          by operating activities:
            Depreciation and amortization  . . . . . . . . . .      2,826,038
            Equity in (income) losses of unconsolidated affiliate s   115,880
            (Gain) on sale of equity in affiliate  . . . . . .           --
            (Gains) losses on sale of property and equipment .         (1,163)
            Deferred taxes . . . . . . . . . . . . . . . . . .       (718,935)
            Changes in operating assets and liabilities:
                (Increase) decrease in accounts receivable . .    (19,912,666)
                (Increase) decrease in inventories . . . . . .       (677,400)
                (Increase) decrease in other assets  . . . . .        788,452
                 Increase (decrease) in accounts payable . . .     15,103,964
                 Increase (decrease) in accrued expenses . . .      7,635,111
                 Increase (decrease) in customer advances  . .      2,553,785
                 Increase (decrease) in other liabilities  . .        (53,122)

                   Net cash provided by operating activities  .    11,790,139

      Cash flows from investing activities:
        Purchases of property, plant and equipment . . . . . .     (2,859,166)
        Proceeds from sale of equity in affiliate  . . . . . .        575,826
        Proceeds from sales of property and equipment. . . . .         35,827
        Dividend from unconsolidated affiliate . . . . . . . .         16,742
        Investment in unconsolidated affiliate . . . . . . . .           --
        Acquisition of subsidiary company, net of cash acquired          --


                   Net cash (used) by investing activities . .     (2,230,771)

      Cash flows from financing activities:
        Proceeds from short-term borrowings  . . . . . . . . .           --
        Repayments of short-term borrowings  . . . . . . . . .     (2,012,413)
        Proceeds from borrowings used to acquire
          subsidiary company   . . . . . . . . . . . . . . . .           --
        Repayments of long-term debt . . . . . . . . . . . . .     (2,102,684)
        Proceeds from exercise of stock options  . . . . . . .           --
        Payment of dividends   . . . . . . . . . . . . . . . .      (847,712)

                   Net cash (used) by financing activities . .     (4,962,809)

      Effect of exchange rate changes on cash  . . . . . . . .       (165,103)

      Increase (decrease) in cash and cash equivalents . . . .      4,431,456

      Cash and cash equivalents beginning of year. . . . . . .      3,912,364

      Cash and cash equivalents end of year. . . . . . . . . .   $  8,343,820
                                                                 ============

            See accompanying notes to the consolidated financial statements.


       CONSOLIDATED STATEMENTS OF CASH FLOWS

      YEARS ENDED DECEMBER 31                                           1995

      Cash flows from operating activities:
        Net income . . . . . . . . . . . . . . . . . . . . . . .  $ 2,300,024
        Adjustments to reconcile net income to net cash provided
          by operating activities:
            Depreciation and amortization  . . . . . . . . . . .    2,770,728
            Equity in (income) losses of unconsolidated affiliates    (14,024)
            (Gain) on sale of equity in affiliate  . . . . . . .     (171,983)
            (Gains) losses on sale of property and equipment . .       (4,199)
            Deferred taxes . . . . . . . . . . . . . . . . . . .     (108,437)
            Changes in operating assets and liabilities:
                (Increase) decrease in accounts receivable . . .    1,383,444
                (Increase) decrease in inventories . . . . . . .      425,641
                (Increase) decrease in other assets  . . . . . .      (82,004)
                 Increase (decrease) in accounts payable . . . .   (6,977,690)
                 Increase (decrease) in accrued expenses . . . .     (610,643)
                 Increase (decrease) in customer advances  . . .    1,516,404
                 Increase (decrease) in other liabilities  . . .       63,638
                    Net cash provided by operating activities . .     490,899

      Cash flows from investing activities:
        Purchases of property, plant and equipment . . . . . .    (2,277,075)
        Proceeds from sale of equity in affiliate  . . . . . .       294,127
        Proceeds from sales of property and equipment. . . . .        43,243
        Dividend from unconsolidated affiliate . . . . . . . .          --
        Investment in unconsolidated affiliate . . . . . . . .          --
        Acquisition of subsidiary company, net of cash acquired         --

                   Net cash (used) by investing activities . .    (1,939,705)

      Cash flows from financing activities:
        Proceeds from short-term borrowings  . . . . . . . . .     2,604,370
        Repayments of short-term borrowings  . . . . . . . . .          --
        Proceeds from borrowings used to acquire subsidiary
          company                                                      --
        Repayments of long-term debt . . . . . . . . . . . . .    (2,397,789)
        Proceeds from exercise of stock options  . . . . . . .        28,281
        Payment of dividends   . . . . . . . . . . . . . . . .      (795,812)

                   Net cash (used) by financing activities . .      (560,950)

      Effect of exchange rate changes on cash  . . . . . . . .       109,612

      Increase (decrease) in cash and cash equivalents . . . . .  (1,900,144)

      Cash and cash equivalents beginning of year. . . . . . . .   5,812,508

      Cash and cash equivalents end of year. . . . . . . . . . .   3,912,364
                                                                 ===========

           See accompanying notes to the consolidated financial statements.


       CONSOLIDATED STATEMENTS OF CASH FLOWS

      YEARS ENDED DECEMBER 31                                           1994

      Cash flows from operating activities:
        Net income . . . . . . . . . . . . . . . . . . . . . . . $ 3,104,039
        Adjustments to reconcile net income to net cash provided
          by operating activities:
            Depreciation and amortization  . . . . . . . . . . .   2,732,283
            Equity in (income) losses of unconsolidated affiliates   300,730
            (Gain) on sale of equity in affiliate  . . . . . . .      --
            (Gains) losses on sale of property and equipment . .      11,070
            Deferred taxes . . . . . . . . . . . . . . . . . . .    (304,708)
            Changes in operating assets and liabilities:
                (Increase) decrease in accounts receivable . . .   2,908,458
                (Increase) decrease in inventories . . . . . . .    (564,901)
                (Increase) decrease in other assets  . . . . . .     232,766
                 Increase (decrease) in accounts payable . . . .  (2,884,253)
                 Increase (decrease) in accrued expenses . . . .   1,350,735
                 Increase (decrease) in customer advances  . . .    (537,675)
                 Increase (decrease) in other liabilities  . . .      74,904

                    Net cash provided by operating activities . .  6,423,448

      Cash flows from investing activities:
        Purchases of property, plant and equipment . . . . . .    (2,032,890)
        Proceeds from sale of equity in affiliate  . . . . . .         --
        Proceeds from sales of property and equipment. . . . .        25,309
        Dividend from unconsolidated affiliate . . . . . . . .        34,538
        Investment in unconsolidated affiliate . . . . . . . .      (247,104)
        Acquisition of subsidiary company, net of cash acquired      (16,601)

                   Net cash (used) by investing activities . .    (2,236,748)

      Cash flows from financing activities:
        Proceeds from short-term borrowings  . . . . . . . . .          --
        Repayments of short-term borrowings  . . . . . . . . .    (4,744,585)
        Proceeds from borrowings used to acquire subsidiary
          company   . .  . . . . . . . . . . . . . . . . . . .     1,600,000
        Repayments of long-term debt . . . . . . . . . . . . .    (1,873,724)
        Proceeds from exercise of stock options  . . . . . . .       124,437
        Payment of dividends   . . . . . . . . . . . . . . . .      (708,085)

                   Net cash (used) by financing activities . .    (5,601,957)

      Effect of exchange rate changes on cash  . . . . . . . .        80,407

      Increase (decrease) in cash and cash equivalents . . . .    (1,334,850)

      Cash and cash equivalents beginning of year. . . . . . .     7,147,358

      Cash and cash equivalents end of year. . . . . . . . . .   $ 5,812,508
                                                                 ===========

           See accompanying notes to the consolidated financial statements.



      Consolidated Statements of Shareholders' Equity
      Years ended December 31, 1996, 1995 and 1994

                                           Common Stock             Additional
                                    Number of                       Paid-In
                                     Shares          Amount         Capital

      Balance, January 1, 1994      3,675,426      $3,675,426      $13,304,103

      Net income
      Translation gain
      Exercise of 22,000 stock
        options                        22,000          22,000          180,537
      Change in minimum
        pension liability
      Cash dividends paid
        ($.205 per share)

      Balance, December 31, 1994    3,697,426       3,697,426       13,484,640

      Net income
      Translation (loss)
      Exercise of 5,000 stock
        options                         5,000           5,000           27,365
      Change in minimum
        pension liability
      Cash dividends paid
        ($.23 per share)

      Balance, December 31, 1995    3,702,426       3,702,426       13,512,005

      Net income
      Translation  (loss)
      Change in minimum
        pension liability
      Cash dividends paid
        ($.245 per share)
                                           Balance, December 31, 1996
                                    3,702,426      $3,702,426      $13,512,005
                                    ==========     ==========      ===========

          See accompanying notes to the consolidated financial statements.



      Consolidated Statements of Shareholders' Equity
      Years ended December 31, 1996, 1995 and 1994
                                                      Foreign        Minimum
                                                      Currency       Pension
                                      Retained       Translation     Liability
                                    Earnings         Adjustment     Adjustment

      Balance, January 1, 1994      $12,490,081     $   587,440     $(247,685)

      Net income                      3,104,039
      Translation gain                                  936,932
      Exercise of 22,000 stock
        options
      Change in minimum
        pension liability                                             135,062
      Cash dividends paid
        ($.205 per share)              (708,085)

      Balance, December 31, 1994     14,886,035       1,524,372      (112,623)

      Net income                      2,300,024
      Translation (loss)                                (84,429)
      Exercise of 5,000 stock
        options
      Change in minimum
        pension liability                                             106,113
      Cash dividends paid
        ($.23 per share)

      Balance, December 31, 1995     16,390,247       1,439,943        (6,510)

      Net income                      4,130,195
      Translation  (loss)                              (303,691)
      Change in minimum
        pension liability                                               6,510
      Cash dividends paid
        ($.245 per share)              (847,712)

      Balance, December 31, 1996    $19,672,730     $ 1,136,252     $    --
                                    ==========      ===========     =========

         See accompanying notes to the consolidated financial statements.



      Consolidated Statements of Shareholders' Equity
      Years ended December 31, 1996, 1995 and 1994

                                                       Total
                                    Treasury        Shareholders'
                                     Shares            Equity

      Balance, January 1, 1994      $(381,937)      $29,427,428

      Net income                                      3,104,039
      Translation gain                                  936,932
      Exercise of 22,000 stock
        options                                         202,537
      Change in minimum
        pension liability                               135,062
      Cash dividends paid
        ($.205 per share)                              (708,085)

      Balance, December 31, 1994     (381,937)       33,097,913

      Net income                                      2,300,024
      Translation (loss)                                (84,429)
      Exercise of 5,000 stock
        options                                          32,365
      Change in minimum
        pension liability                               106,113
      Cash dividends paid
        ($.23 per share)                               (795,812)

      Balance, December 31, 1995     (381,937)       34,656,174

      Net income                                      4,130,195
      Translation  (loss)                              (303,691)
      Change in minimum
        pension liability                                 6,510
      Cash dividends paid
        ($.245 per share)                              (847,712)

      Balance, December 31, 1996    $(381,937)      $37,641,476
                                    ==========      ===========

      See accompanying notes to the consolidated financial statements.






                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Selas Corporation of America is a diversified firm with international operations and sales that engages in the design, development, engineering and manufacturing of a range of products. The Company, headquartered in Dresher, Pennsylvania with subsidiaries in Minnesota, Ohio, California, France, Germany and Italy, operates directly or through subsidiaries in three business segments.

                     TM      Under the Selas   name, the Company designs and
      manufactures specializedindustrial heat processing systems and equipment for steel, glass and other manufacturers worldwide.
      The Company's subsidiary, Resistance Technology, Inc. (RTI), designs and manufactures microminiature components and molded plastic parts primarily for the hearing instrument manufacturing industry worldwide. The Company's subsidiary, RTI Electronics, Inc., formed in 1997, manufactures heat sensitive resistors known as thermistors. The Company's subsidiary, Deuer Manufacturing, Inc., manufactures spare tire holders and lifts and related products, primarily based on cable winch designs, for use principally as original equipment by the pick-up truck and minivan segment of the automotive industry.

      CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

      AFFILIATED COMPANIES - The Company accounts for its investment in 50% or less owned affiliates on the equity method. At December 31, 1996 and 1995 the Company owned a 50% interest in Nippon Selas Co. Ltd., Tokyo, Japan.

      CASH EQUIVALENTS - The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

      INVENTORIES - Inventories, other than inventoried costs relating to long-term contracts, are stated at the lower of cost or market. The cost of the inventories was determined by the average cost and first in, first out method. Inventoried costs relating to long-term contracts are stated at the production and engineering cost, including overhead as well as actual costs incurred from sub-contractors, which are not in excess of estimated realizable value.

      REVENUE RECOGNITION - As long-term contracts progress, the Company records sales and cost of sales based on the percentage-of-completion method, whereby the sales value is determined by multiplying the total contract amount by the percent of costs incurred to estimated total costs. Such contract costs and expenses incurred on a progress basis at the time the sales value is recorded are charged to cost of sales. General and administrative costs are expensed as incurred. The Company provides currently for anticipated and known contract losses. In addition, it provides for guarantee obligations and estimated future costs of service based on past experience of similar projects. Revisions in cost estimates during the progress of the work under the contracts have the effect of including in the current accounting period adjustments necessary to reflect the results indicated by the revised estimates of final cost.


       1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

      Sales of manufactured products not sold under long-term contracts are recorded upon shipment to the customer.

      License fees under agreements not requiring substantial services are recognized at time of effectiveness of the license agreement.

      PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are carried at cost. Depreciation is computed by straight line and accelerated methods using estimated useful lives of 5 to 50 years for buildings and improvements, and 3 to 12 years for machinery and equipment.
      Improvements are capitalized and expenditures for maintenance, repairs and minor renewals are charged to expense when incurred. At the time assets are retired or sold, the costs and accumulated depreciation are eliminated and the resulting gain or loss, if any, is reflected in the consolidated statement of operations.

      EXCESS OF COST OVER NET ASSETS OF ACQUIRED SUBSIDIARIES - Goodwill represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over the expected periods to be benefited, which currently is forty years.

      Patents and other intangible assets are valued at the lower of amortized cost or fair market value and are amortized on a straight-line basis over the expected periods to be benefited, which currently is 5 to 20 years.


      The Company assesses the recoverability of intangible assets by determining whether the amortization of the balance over its remaining life can be recovered through projected undiscounted future cash flows of the business for which the intangible assets arose. The amount of the impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company's average cost of funds or fair value of the asset, where appropriate. The assessment of the recoverability of intangible assets will be impacted if estimated future operating cash flows are not achieved.

      INCOME TAXES - Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

      DERIVATIVE FINANCIAL INSTRUMENTS - The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign currency risks. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense. The gains and losses on foreign currency exchange contracts are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items.





      1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

      EMPLOYEE BENEFIT OBLIGATIONS - The Company provides health care insurance for certain domestic retirees and employees. The Company also provides retirement related benefits for certain foreign employees. The Company measures the costs of its obligation based on its best estimate. The net periodic costs are recognized as employees render the services necessary to earn the postretirement benefit.

      Deferred pension costs are actuarially determined and are amortized on a straight-line basis over the expected periods to be benefited, which currently is 15 years.

      RESEARCH AND DEVELOPMENT COSTS - Research and development costs, including supporting services, amounted to $1,404,000 in 1996, $1,466,000 in 1995 and $1,308,000 in 1994. Such costs are charged to expense when incurred.

      EARNINGS PER COMMON AND COMMON EQUIVALENT SHARE - Primary and fully diluted earnings per common and common equivalent share are computed using the treasury stock method based on the weighted average number of shares outstanding each year, giving effect to the exercise of outstanding stock options.

      USE OF ESTIMATES - Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the recording of reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

      2.  STATEMENTS OF CASH FLOWS

      Supplemental disclosures of cash flow information:

                                               Years Ended December 31
                                       1996            1995            1994

      Interest received             $  283,353      $  277,888      $  268,895
      Interest paid                 $1,010,092      $1,306,636      $1,347,193
      Income taxes paid             $2,179,053      $2,410,060      $1,763,931

      During 1994, the Company converted approximately $244,000 of loans to an unconsolidated affiliate to investment in the affiliate.

      During 1995, in connection with the sale of the investment in Isiglass SPA, which resulted in a gain of $172,000, the Company received notes receivable amounting to $943,000 of which $315,000 was repaid during 1995 and the remainder in 1996.

      At December 31, 1996, the Company had restricted cash of $2,496,000. These funds are released upon performance relating to long-term contracts. All of the funds are expected to be released during 1997.



      3.  BUSINESS SEGMENT INFORMATION

      The Company is engaged in providing engineered heat processing equipment and services to industries throughout the world, the manufacture of precision electromechanical and plastic component parts predominantly for the hearing instrument industry and the manufacture of spare tire holders and lifts for U.S. manufacturers of original equipment for light trucks and vans. The results of operations and assets of these segments for the years ended December 31, 1996, 1995 and 1994 included in the consolidated financial statements are as follows:

      For the year ended
      December 31, 1996                            Segments

                                                         Tire Holders, Lifts
                                           Heat             and Related
                                        Processing           Products
      Operations
        Sales, net                      $ 62,801,105       $ 13,208,814
        Operating costs and expenses      58,696,391         13,104,340
        General corporate expenses, net         --                 --
        Operating income                $  4,104,714       $    104,474
                                        ============       ============
        Interest expense
        Interest (income)
        Other (income) expense, net
        Income before income taxes

      Depreciation and amortization     $    487,422       $    318,039
                                        ============       ============
      Property, plant and equipment
        additions                       $    504,384       $    109,940
                                        ============       ============
      Total assets                      $ 59,138,027       $  5,212,886
                                        ============       ============


                                          Precision
                                        Electromechanical
                                        & Plastic Component
                                            Parts             Total
      Operations
        Sales, net                      $ 27,416,156       $103,426,075
        Operating costs and expenses      23,563,515         95,364,246
        General corporate expenses, net         --              539,813
        Operating income                $  3,852,641       $  7,522,016
                                        ============
        Interest expense                                      1,212,194
        Interest (income)                                      (297,806)
        Other (income) expense, net                              82,475
        Income before income taxes                         $  6,525,153
                                                           ============
      Depreciation and amortization     $  2,020,577       $  2,826,038
                                        ============       ============
      Property, plant and equipment
        additions                       $  2,244,842       $  2,859,166
                                        ============       ============
      Total assets                      $ 26,811,359       $ 91,162,272
                                        ============       ============



      3.  BUSINESS SEGMENT INFORMATION  (Continued)


      For the year ended
      December 31, 1995                            Segments

                                                       Tire Holders, Lifts
                                           Heat            and Related
                                        Processing          Products
      Operations
        Sales, net                      $32,551,967        $13,789,543
        Operating costs and expenses     30,115,903         13,618,682
        General corporate expenses, net        --                 --
        Operating income                $ 2,436,064        $   170,861
                                        ===========        ===========
        Interest expense
        Interest (income)
        Other (income) expense, net
        Income before income taxes

      Depreciation and amortization     $   480,362        $   417,706
                                        ===========        ===========
      Property, plant and equipment
        additions                       $   249,215        $   171,975
                                        ===========        ===========
      Total assets                      $36,148,264        $ 5,476,449
                                        ===========        ===========


                                           Precision
                                        Electromechanical
                                        & Plastic Component
                                             Parts            Total
      Operations
        Sales, net                      $24,873,903        $71,215,413
        Operating costs and expenses     22,057,423         65,792,008
        General corporate expenses, net        --              665,599
        Operating income                $ 2,816,480          4,757,806
                                        ===========
        Interest expense                                     1,336,386
        Interest (income)                                     (339,895)
        Other (income) expense, net                             35,732

        Income before income taxes                         $ 3,725,583
                                                           ===========
      Depreciation and amortization     $ 1,872,660        $ 2,770,728
                                        ===========        ===========
      Property, plant and equipment
        additions                       $ 1,855,885        $ 2,277,075
                                        ===========        ===========
      Total assets                      $26,334,807        $67,959,520
                                        ===========        ===========






      3.  BUSINESS SEGMENT INFORMATION  (Continued)

      For the year ended
      December 31, 1994                            Segments

                                                         Tire Holders, Lifts
                                           Heat             and Related
                                        Processing           Products
      Operations
        Sales, net                      $34,448,006        $16,713,101
        Operating costs and expenses     32,203,330         15,099,745
        General corporate expenses, net        --               --

        Operating income                $ 2,244,676        $ 1,613,356
                                        ===========        ===========
        Interest expense
        Interest (income)
        Other (income) expense, net

        Income before income taxes

      Depreciation and amortization     $   487,095        $   404,069
                                        ===========        ===========
      Property, plant and equipment
        additions                       $   156,653        $   226,657
                                        ===========        ===========

      Total assets                      $36,753,543        $ 7,236,264
                                        ===========        ===========


                                           Precision
                                        Electromechanical
                                        & Plastic Component
                                            Parts             Total
      Operations
        Sales, net                      $22,502,075        $73,663,182
        Operating costs and expenses     19,822,902         67,125,977
        General corporate expenses, net        --              414,027

        Operating income                $ 2,679,173          6,123,178
                                        ===========
        Interest expense                                     1,281,811
        Interest (income)                                     (303,239)
        Other (income) expense, net                            165,872

        Income before income taxes                         $ 4,978,734
                                                           ===========
      Depreciation and amortization     $ 1,841,119        $ 2,732,283
                                        ===========        ===========
      Property, plant and equipment
        additions                       $ 1,649,580        $ 2,032,890
                                        ===========        ===========

      Total assets                      $26,130,516        $70,120,323
                                        ===========        ===========








      3.  BUSINESS SEGMENT INFORMATION - (Continued)

      The geographical distribution of identifiable assets and net assets at December 31, 1996, 1995 and 1994, and income (loss) before income taxes (benefits) for the years then ended is set forth below:

                                                                Income (loss)
                          Identifiable            Net           before taxes
                             assets             assets           (benefits)

                                                 1996

      United States   . .   53,007,230        $ 33,751,368      $ 5,509,966
      Europe          . .   44,315,117           3,890,108        1,015,187
      Eliminations    . .   (6,160,075)               --               --
      Consolidated    . . $ 91,162,272        $ 37,641,476      $ 6,525,153
                          ============        ============      ===========



                                              1995

      United States   . . $49,813,578         $30,974,151       $ 5,454,734
      Europe          . .  24,759,046           3,682,023        (1,729,151)
      Eliminations    . .  (6,613,104)               --                --
      Consolidated    . . $67,959,520         $34,656,174       $ 3,725,583
                          ===========         ===========       ===========


                                              1994

      United States   . . $50,344,311         $28,424,454       $ 4,447,941
      Europe          . . 24,521,791            4,673,459           530,793
      Eliminations    . .  (4,745,779)               --                --
      Consolidated    . . $70,120,323         $33,097,913       $ 4,978,734
                          ===========         ===========       ===========








      3.  BUSINESS SEGMENT INFORMATION - (Continued)

      Net sales by geographic area for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                           Transfers
                                       Sales to            between
                                     unaffiliated         geographic
                                      customers             areas


                                                  1996
      United States   . . . . .      $ 59,922,640 (a)    $ 1,420,690
      Europe          . . . . .        43,503,435 (b)        314,027
      Eliminations    . . . . .              --           (1,734,717)
      Consolidated    . . . . .      $103,426,075        $      --
                                     ============        ===========


                                                  1995

      United States   . . . . .      $ 50,387,079 (a)    $ 1,767,546
      Europe          . . . . .        20,828,334 (b)      1,054,656
      Eliminations    . . . . .              --           (2,822,202)
      Consolidated    . . . . .      $ 71,215,413        $      --
                                     ============        ===========


                                                  1994

      United States  . . . . . .     $ 46,127,967 (a)    $ 1,851,414
      Europe         . . . . . .       27,535,215 (b)        548,277
      Eliminations   . . . . . .             --           (2,399,691)
      Consolidated   . . . . . .     $ 73,663,182        $      --
                                     ============        ===========



      (a) Includes export sales of approximately $15,026,000 in 1996, $16,480,000 in 1995 and $14,972,000 in 1994, principally to Europe, Asia, Canada and South America.

      (b) Includes export sales of approximately $40,549,000 in 1996, $9,034,000 in 1995 and $20,112,000 in 1994, principally to
          Austria, the United States, Asia and Turkey.

      Transfers between geographic areas are recorded at amounts which approximate prevailing selling prices.

      Consolidated net sales in 1996 include approximately $22,132,000 or 21% from contracts with one customer executed by the Company's wholly-owned European subsidiary, Selas S.A. Due to the nature of the Company's engineered systems products, one contract may account for a large percentage of sales in a particular period; however, the Company is not dependent on any one engineered systems customer on an ongoing basis. Approximately $45,258,000 of consolidated net sales were attributable to customers in the steel industry.





      3.  BUSINESS SEGMENT INFORMATION - (Continued)

      Consolidated net sales in 1995 do not result from sales to any one
      individual customer in excess of 10% of total sales.   Consolidated net
      sales in 1995 include approximately $13,321,000 attributable to the steel industry.

      Consolidated net sales in 1994 include approximately $15,446,000 or 21% from contracts with one customer executed by the Company's wholly-owned European subsidiary , Selas S.A. Approximately $19,983,000 of consolidated net sales were attributable to the steel industry. In addition, approximately $11,210,000 or 15% of consolidated revenue in 1994 was derived from sales of tire holders and lifts to a single
      customer.    4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1996 and 1995. FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                                         1996
                                              Carrying           Fair
                                              Amount            Value

      Financial assets
        Cash, including cash
          equivalents . . . . . . . . . .   $ 8,343,820       $ 8,343,820
        Accounts and notes
          receivables, including
          non-current portion . . . . . .    41,660,153        41,609,153

      Financial liabilities
        Notes payable . . . . . . . . . .       583,767           583,767
        Trade accounts
          payables. . . . . . . . . . . .    20,169,143        20,169,143
        Customer advance
          payments on
          contracts . . . . . . . . . . .     4,854,880         4,854,880
        Other accrued
          liabilities . . . . . . . . . .    10,758,185        10,758,185

        Long-term debt. . . . . . . . . .     9,108,423         8,923,577





      4.  FAIR VALUE OF FINANCIAL INSTRUMENTS - (Continued)

                                                         1995
                                              Carrying           Fair
                                              Amount            Value

      Financial assets
        Cash, including cash
          equivalents . . . . . . . . . .   $ 3,912,364       $ 3,912,364
        Accounts and notes
          receivables, including
          non-current portion . . . . . .    23,055,508        22,902,508

      Financial liabilities
        Notes payable . . . . . . . . . .     2,651,188         2,651,188
        Trade accounts
          payables. . . . . . . . . . . .     5,490,967         5,490,967
        Customer advance
          payments on
          contracts . . . . . . . . . . .     2,338,231         2,338,231
        Other accrued
          liabilities . . . . . . . . . .     4,889,993         4,889,993

        Long-term debt. . . . . . . . . .    11,359,295        11,134,567




       4.  FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)
      The carrying amounts shown in the table are included in the statement of financial position under the indicated captions.

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments:

      Cash, including cash equivalents, short-term accounts and notes receivables, other current assets, notes payable to banks, trade accounts payables, and other accrued expenses: The carrying amounts approximate fair value because of the short maturity of those instruments.

      Accounts and notes receivable long-term: The fair value of the receivables is determined as the present value of expected future cash flows discounted at a rate of 6%.

      Long-term debt: The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers.

      See note 8 regarding the fair value of derivative financial instruments.

      The estimated fair value of financial instruments has been determined based on available market information and appropriate valuation methodologies. However, considerable judgment is necessarily required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company might realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value.



       5.  INVENTORIES

      Inventories consist of the following:
                                               Raw             Work-in-
         December 31                        materials          process
      1996
      Domestic . . . . .                    $2,431,182        $1,731,479
      Foreign  . . . . .                       170,745            17,892
        Total  . . . . .                    $2,601,927        $1,749,371
                                            ==========        ==========

                                              Finished
                                            products and
                                             components          Total
      1996
      Domestic . . . . .                    $3,849,215        $8,011,876
      Foreign  . . . . .                       233,009           421,646
        Total  . . . . .                    $4,082,224        $8,433,522
                                            ==========        ==========
         December 31
      1995
      Domestic . . . . .                    $2,252,832        $1,305,895
      Foreign  . . . . .                       150,315            28,636
        Total  . . . . .                    $2,403,147        $1,334,531
                                            ==========        ==========

      1995
      Domestic . . . . .                    $3,829,585        $7,388,312
      Foreign  . . . . .                       224,871           403,822
        Total  . . . . .                    $4,054,456        $7,792,134
                                            ==========        ==========

      6.  LONG-TERM CONTRACTS AND RECEIVABLES

      Accounts and notes receivable at December 31, 1996 and 1995 include the following elements from long-term contracts:

                                                1996              1995

      Amounts billed . . . . . . . . .      $21,721,085       $ 7,292,320
      Retainage, due upon completion .        2,179,825         5,091,650
      Unbilled receivables . . . . . .        7,782,606           980,264
        Total  . . . . . . . . . . . .      $31,683,516       $13,364,234
                                            ===========       ===========

      The balances billed but not paid by customers, pursuant to retainage provisions included in long-term contracts, will be due upon completion of the contracts and acceptance by the customer. The retainage balances at December 31, 1996 are anticipated to be collected in 1997.

      The unbilled receivables are comprised principally of amounts of revenue recognized on contracts (on the percentage-of-completion method) for which billings had not been presented to the customers because the amounts were not billable under the contract terms at the balance sheet date. In accordance with the contract terms the unbilled receivables at December 31, 1996 will be billed in 1997.

      Inventories include costs relating to long-term sales contracts of $140,611 and $20,084 at December 31, 1996 and 1995, respectively.

       At December 31, 1996 and 1995, the Company had $1,283,201 and $1,257,043, respectively, of trade accounts receivable due from major U.S. automotive manufacturers. At December 31, 1996 and 1995, the Company had $2,722,501 and $2,868,988, respectively, of trade accounts receivable due from hearing aid manufacturers. The Company also had $28,512,481 and $8,261,904 at December 31, 1996 and 1995, respectively, in currently billed and unbilled receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.




      7.  NOTES PAYABLE AND LONG-TERM DEBT

      NOTES PAYABLE

      Notes payable at December 31, 1996 and 1995 are summarized below:

                                                1996              1995
      Notes payable:

        Short term borrowings,
         European banks                     $   583,767       $ 2,651,188
                                            ===========       ===========

      Consolidated European subsidiaries have working capital credit arrangements with European banks aggregating $20,056,000. Of this amount, $2,152,000 may be used to borrow funds for working capital or guarantee customer advance payments on contracts. The remaining $17,904,000 may be used only for guaranteeing customer advance payments, of which $14,997,000 was utilized at December 31, 1996 at interest rates ranging from .65% to 7.2%. At December 31, 1996 the Company's European subsidiaries had borrowings of $583,767, which bear interest at annual rates ranging from 12% to 15.25%. These credit arrangements have no expiration dates and are guaranteed by the Company.
      The maximum amounts of short-term borrowings and bank guarantees at any month end were $21,954,000 in 1996, $6,030,000 in 1995 and $8,137,000 in
      1994. The average short-term borrowings and bank guarantees outstanding during 1996, 1995 and 1994 amounted to $10,636,000, $4,389,000 and
      $3,551,000, respectively. The average short-term interest rates in 1996, 1995 and 1994 for outstanding borrowings were 11%, 9% and 9%, respectively.

      LONG-TERM DEBT

      Long-term debt at December 31, 1996 and 1995 is summarized below:

                                              1996             1995
      Long-term debt:
        Term loan, Domestic banks         $ 5,891,669      $ 7,751,117
        Term loans, European banks and
          government agency                 2,289,262        2,671,825
        Mortgage note                         927,492          936,353
                                            9,108,423       11,359,295
        Less:  current maturities           2,271,830        2,258,894

                                          $ 6,836,593      $ 9,100,401
                                          ===========      ===========

      Under the terms of the domestic term loan agreement with a commercial bank, principal amounts are repayable over the next four years on a monthly basis with aggregate principal payments of $1,650,000 per year. Additional payments of principal are required depending upon the annual earnings of the Company's domestic operations and as a result of this requirement, the Company will have an additional principal payment of approximately $288,000 in 1997 and paid $209,448 in 1996 based upon the Company's 1996 and 1995 domestic earnings. At December 31, 1996, all borrowings under the credit agreement bore interest, payable monthly, at a fixed interest rate of 6-3/4%. The credit agreement is subject to a prepayment penalty of 3%, to the extent the loan is paid off with additional borrowings.




      7.  NOTES PAYABLE AND LONG-TERM DEBT  - (Continued)

      The Company and its domestic subsidiaries entered into revolving credit loan facilities under which borrowings or letters of credit aggregating $3,500,000 could be outstanding at any one time. At December 31, 1996, there were no borrowings under the revolving credit loan facility. Borrowings under the facility bear interest at a rate of 1.5% above the London Inter-Bank Offered Rate (LIBOR) and a commitment fee of 1/4% per annum is payable on the unborrowed portion of the line. The credit facility expires on June 1, 1997.

      The credit agreement and revolving credit loan facilities are secured by the Company's domestic assets, except RTI's land and building which is pledged under a separate agreement, and the Company's domestic subsidiaries' stock. The agreements contain restrictive covenants regarding the payment of cash dividends, maintenance of working capital, net worth, and shareholders' equity, along with the maintenance of certain financial ratios. The Company and its domestic subsidiaries are required to maintain consolidated tangible capital funds of approximately $18.4 million through December 31, 1996 consisting of shareholders' equity, plus subordinated debt, less intangible assets, increased annually after December 31, 1996 by 60% of net income and contributions to capital. At December 31, 1996, the Company exceeded the amount required to satisfy this covenant in the loan agreement by $7.1 million The Company's French subsidiary, Selas S.A., financed its premises outside of Paris with bank borrowings maturing August 31, 2006 with required quarterly installments of principal of $57,803 (FF 300,000).
      The loan carries interest payable quarterly at a fixed rate of 8.55%.
      The loan balances as of December 31, 1996 and 1995 were $2,196,532 (FF 11,400,000) and $2,566,191 (FF 12,600,000), respectively. This loan can be prepaid, subject to a premium of 3% of the amount prepaid. The debt is secured by the land and building of Selas S.A. The subsidiary also has a term loan with a French government agency which is non-interest bearing and payable in 1997. The loan balance as of December 31, 1996 was $92,730 (FF 481,268) and $105,634 (FF 518,663) as of December 31,
      1995.

      The Company assumed a mortgage at the date of acquisition of RTI which is payable in monthly installments of $9,285, including interest, through July 1, 2019. The mortgage has an interest rate of 11% and is secured by the land and building of RTI. Prepayment of the mortgage is permitted; however, it is subject to a penalty which is tied to the current interest rates and the length of the loan. The lender has the right to call the loan at any time after July 1, 1999 on ninety days written notice to the Company.





      7.  NOTES PAYABLE AND LONG-TERM DEBT - (Continued)

      The aggregate maturities of long-term debt for the five years ending December 31, 2001 and thereafter are as follows:

      Years ending December 31,                      Aggregate Maturity

            1997 . . . . . . . . . . . . . . . . .     $  2,271,830
            1998 . . . . . . . . . . . . . . . . .        1,892,244
            1999 . . . . . . . . . . . . . . . . .        2,787,790
            2000 . . . . . . . . . . . . . . . . .          884,883
            2001 . . . . . . . . . . . . . . . . .          231,214
            2002 and thereafter  . . . . . . . . .        1,040,462
                                                       $  9,108,423
                                                     ==============

      8.  DERIVATIVE FINANCIAL INSTRUMENTS

      Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At December 31, 1996, the Company's French subsidiary was a party to one interest rate swap agreement. The interest rate swap agreement is with major European financial institutions having a total notional amount of $2.2 million at December 31, 1996. The notional amount will decrease consistent with the terms of the related long-term debt agreement. The swap agreement requires fixed interest payments based on an effective rate of 8.55% for the remaining term through May, 2006. The subsidiary continually monitors its position and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties. Additional interest incurred during 1996 in connection with the swap agreement amounted to $101,738.

      The fair value of the interest rate swap agreement was $2 million at December 31, 1996. The fair value of this financial instrument (used for hedging purposes) represents the aggregate replacement cost based on financial institution quotes. The Company is exposed to market risks from changes in interest rates and fluctuations in foreign exchange rates.





       9.  OTHER ACCRUED LIABILITIES

      Other accrued liabilities at December 31, 1996 and 1995 are as follows:

                                                   1996            1995

      Salaries, wages and commissions . . .    $ 3,591,356     $ 2,589,958
      Taxes, including payroll withholdings
        and VAT, excluding income taxes . .      5,594,441         849,055
      Accrued pension costs . . . . . . . .        532,582         697,314
      Accrued professional fees . . . . . .        432,207         402,862
      Accrued insurance . . . . . . . . . .        377,478         132,171
      Other . . . . . . . . . . . . . . . .        230,121         218,633
                                               $10,758,185     $ 4,889,993
                                               ===========     ============

      10.  DOMESTIC AND FOREIGN INCOME TAXES

      Domestic and foreign income taxes (benefits) are comprised as follows:

                                         Years Ended December 31
                                     1996           1995           1994

      Current
        Federal   . . . . . . . $ 2,168,819     $ 1,901,334     $1,706,261
        State     . . . . . . .     454,367         255,666        258,532
        Foreign   . . . . . . .     490,707        (623,004)       214,610

                                  3,113,893       1,533,996      2,179,403

      Deferred
        Federal   . . . . . . .    (552,526)       (251,078)      (252,033)
        State     . . . . . . .     (61,116)         36,400        (10,577)
        Foreign   . . . . . . .    (105,293         106,241        (42,098)

                                   (718,935)       (108,437)      (304,708)

      Income taxes  . . . . . . $ 2,394,958     $ 1,425,559     $1,874,695
                                ===========     ===========     ==========

      Income (loss) before income taxes is as follows:

        Foreign   . . . . . . . $  1,015,187    $(1,729,151)    $  530,793
        Domestic  . . . . . . .    5,509,966      5,454,734      4,447,941

                                $  6,525,153    $ 3,725,583     $4,978,734
                                ============    ===========     ==========




      10.  DOMESTIC AND FOREIGN INCOME TAXES - (Continued)

      The following is a reconciliation of the statutory federal income tax rate to the effective tax rate based on income (loss):

                                           Years Ended December 31
                                         1996        1995         1994
      Tax provision at statutory
        rate  . . . . . . . . . . .    34.0%        34.0%        34.0%
      Foreign operating losses not
        subject to tax benefits . .     0.3          4.9          3.1
      Effect of foreign tax rates .     1.8         (5.2)         (.8)
      State taxes net of federal
        benefit   . . . . . . . . .     4.0          5.5          3.4
      Tax benefits related to
        export sales  . . . . . . .    (2.7)        (3.4)        (1.5)
      Other . . . . . . . . . . . .    (0.7)         2.5         (0.6)

      Domestic and foreign income
        tax rate  . . . . . . . . .    36.7%        38.3%        37.6%
                                       =====        =====        =====


      The significant components of deferred income taxes (benefits) for the years ended December 31, 1996, 1995 and 1994 are as follows:

                                                Years Ended December 31
                                          1996         1995         1994

        Deferred income tax (benefit)  $(342,743)   $(604,443)   $(420,784)
        Increase (decrease) in
          beginning-of-the-year
          balance of the valua-
          tion allowance for
          deferred tax assets           (369,868)     481,525      101,098
        Other                             (6,324)      14,481      14,978

                                       $(718,935)   $(108,437)   $(304,708)
                                       =========    =========    =========





      10.  DOMESTIC AND FOREIGN INCOME TAXES - (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1996 and 1995 are presented below:

      DEFERRED TAX ASSETS:                            1996           1995

        Postretirement benefit obligations         $1,284,333     $1,272,330
        Net operating loss carryforwards            1,372,575      1,449,300
        State income taxes                            374,689        336,773
        Guarantee obligations and estimated future
          costs of service accruals                   528,586        243,461
        Employee pension plan obligations             181,078        193,828
        Compensated absences, principally due to
          accrual for financial reporting purposes    273,910        247,256
        Other                                         624,765        533,118

          Total gross deferred tax assets           4,639,936      4,276,066
          Less:  valuation allowance                2,315,437      2,685,305

          Net deferred tax assets                   2,324,499      1,590,761

      Deferred tax liabilities:

        Plant and equipment, principally due
          to differences in depreciation and
          capitalized interest                      1,152,692      1,257,001
        Other                                         204,284         78,850
          Total gross deferred tax liabilities      1,356,976      1,335,851

          Net deferred tax assets                  $  967,523     $  254,910
                                                   ==========     ==========


      Domestic and foreign deferred taxes are comprised as follows:

      December 31, 1996                           Federal          State

      Current deferred asset                    $1,260,593       $  311,697
      Non-current deferred
        (liability)                               (734,607)         (60,001)

      Net deferred tax asset                    $  525,986       $  251,696
                                                ==========       ==========


                                                 Foreign            Total

      Current deferred asset                    $   479,290      $2,051,580
      Non-current deferred
        (liability)                                (289,449)     (1,084,057)

      Net deferred tax asset                    $   189,841      $  967,523
                                                ===========      ==========




      10.  DOMESTIC AND FOREIGN INCOME TAXES - (Continued)

      December 31, 1995                           Federal          State

      Current deferred asset                    $  729,850       $  273,781
      Non-current deferred
        (liability)                               (778,756)         (60,835)

      Net deferred tax asset
        (liability)                             $  (48,906)      $  212,946
                                                ===========      ==========


                                                 Foreign            Total

      Current deferred asset                    $  320,301       $1,323,932
      Non-current deferred
        (liability)                               (229,431)      (1,069,022)

      Net deferred tax asset
        (liability)                             $   90,870       $  254,910
                                                ==========       ==========







      10.  DOMESTIC AND FOREIGN INCOME TAXES - (Continued)

      At December 31, 1996, the Company had $732,655 of income tax receivable included in accounts and notes receivable.

      The valuation allowance for deferred tax assets as of January 1, 1996
      was    $2,685,305.  The net change in the total valuation allowance for the year
      ended December 31, 1996 was a decrease of $369,868. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets will be reported in the consolidated statement of operations.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 1996.

      At December 31, 1996 the Company has net operating loss carryforwards for foreign income tax purposes of $4,189,000 of which $307,000 expire in 1998 and $3,882,000 have no expiration date and are available to offset future foreign taxable income.

      No provision has been made for United States income tax which may be payable on undistributed income of the Company's foreign subsidiaries since it is the Company's intention to reinvest the unremitted earnings. Furthermore, based on current federal income tax laws, the federal income tax on future dividends will be offset by foreign tax credits in certain instances. At December 31, 1996, the Company has not recognized a deferred tax liability of approximately $1,891,000 on undistributed retained earnings of such subsidiaries of $5,563,000.





      11. EMPLOYEE BENEFIT PLANS

      The parent Company has two defined benefit pension plans. One covers salaried employees and is a career average compensation plan. The other plan covers hourly employees and is based on a fixed benefit and years of credited service. Pension costs are determined by independent actuaries and include current service costs and the amortization of past service costs. The Company makes annual contributions to the plans in conformity with ERISA funding requirements.

      The following table sets forth the plans' funded status and amounts recognized in the Company's statements of financial position at December 31,
      1996 and 1995:


                                                 December 31, 1996
                                                Union           Salaried
                                                Plan              Plan
      Actuarial present value of benefit
        obligations:
        Vested benefit obligation            $(2,498,941)      $(1,754,530)
                                             ===========       ===========

        Accumulated benefit obligation       $(2,528,777)      $(1,797,321)
                                             ===========       ===========
        Projected benefit obligation for
        service rendered to date             $(2,528,777)      $(2,019,916)
        Plan assets at contract or fair value,
        including insurance contracts
        and various common trust fund
        investments                            1,714,493         1,932,219

      Projected benefit obligation (in ex-
        cess of) plan assets                    (814,284)          (87,697)
      Unrecognized prior service costs            29,348             7,862
      Unrecognized net (gain) or loss            (24,775)          136,477
      Unrecognized net obligation at
        January 1, 1986 being recognized
        over 15 years                            220,487              --
      Accrued pension cost liability included
        in current liabilities before
        adjustment of additional minimum
        liability                               (589,224)           56,642
      Adjustment required to recognize
        additional minimum liability            (225,060)             --
      Accrued pension cost after adjust-
        ment of additional minimum liability
        at December 31, 1996 and 1995        $  (814,284)      $    56,642
                                             ===========       ===========



       11. EMPLOYEE BENEFIT PLANS (Continued)


                                                 December 31, 1995
                                                Union           Salaried
                                                Plan              Plan
      Actuarial present value of benefit
        obligations:
        Vested benefit obligation            $(2,527,313)      $(1,524,941)
                                             ===========       ===========

        Accumulated benefit obligation       $(2,553,016)      $(1,575,617)
                                             ===========       ===========
        Projected benefit obligation for
        service rendered to date             $(2,553,016)      $(1,745,370)

      Plan assets at contract or fair value,
        including insurance contracts
        and various common trust fund
        investments                            1,648,258         1,588,693

      Projected benefit obligation (in ex-
        cess of) plan assets                    (904,758)         (156,677)
      Unrecognized prior service costs            38,067             9,570
      Unrecognized net (gain) or loss              6,510           161,598
      Unrecognized net obligation at
        January 1, 1986 being recognized
        over 15 years                            275,608              --
      Accrued pension cost liability included
        in current liabilities before
        adjustment of additional minimum
        liability                               (584,573)           14,491
      Adjustment required to recognize
        additional minimum liability            (320,185)            --
      Accrued pension cost after adjust-
        ment of additional minimum liability
        at December 31, 1996 and 1995        $  (904,758)      $    14,491
                                             ===========       ===========
      As of December 31, 1996, the Company has recognized the additional minimum liability of $225,060 and an intangible asset of $225,060.







      11.  EMPLOYEE BENEFIT PLANS- (Continued)

      Net periodic pension cost for these plans for the years 1996, 1995 and 1994 included the following components:

                                              Years Ended December 31
                                          1996          1995          1994

      Service cost - benefits
        earned during the period      $ 187,955      $ 160,038    $ 209,448

      Interest cost on projected
        benefit obligation              306,788        304,065      282,295

      Actual return on assets          (419,872)      (638,756)      60,661

      Net amortization and deferral     228,214        497,947     (197,978)

      Net periodic pension cost       $ 303,085      $ 323,294    $ 354,426
                                      =========      =========    =========

      The discount rate used to determine the projected benefit obligation for both the salaried and union plans was 7.25% for 1996 and 1995 and 8.5% for 1994.

      The projected benefit obligation was determined by using an assumed rate of increase in compensation levels of 5% for 1996, 1995 and 1994 for the salaried plan. The expected long-term rate of return on assets for both plans was 8%.

      The Company's French subsidiary is obligated to contribute to an employee profit sharing plan under which annual contributions are determined on the basis of a prescribed formula using capitalization, salaries and certain revenues. Amounts are paid into a bank trust fund the year following the contribution calculation. Profit sharing expense for 1996, 1995 and 1994 was $96,970, $0 and $20,000, respectively.

      The Company has defined contribution plans for most of its domestic employees not covered by collective bargaining agreements. Under these plans, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plans. The Company contribution to these plans for 1996, 1995 and 1994 was $288,556, $273,675 and $277,422,
      respectively.





      11.  EMPLOYEE BENEFIT PLANS- (Continued)


      The Company provides postretirement medical benefits to certain domestic full-time employees who meet minimum age and service requirements. The Company's policy is to pay the cost of these postretirement benefits when required on a cash basis. The Company also has provided certain foreign employees with retirement related benefits.

      The following table presents the amounts recognized in the Company's consolidated balance sheet at December 31, 1996 and 1995 for postretirement medical benefits:

      Accrued postretirement medical benefits:


                                                      December 31
      Accumulated postretirement medical
      benefit obligation                             1996          1995

        Retirees                                 $ 1,922,719   $ 2,011,389
        Fully eligible active plan participants      515,701       481,272
        Other active plan participants               345,098       297,682
                                                   2,783,518     2,790,343
      Unrecognized net gain                          533,423       551,594

        Accrued postretirement medical
        benefit cost                             $ 3,316,941   $ 3,341,937
                                                 ===========   ===========

      Accrued postretirement medical benefit costs are classified as other postretirement benefit obligations as of December 31, 1996 and 1995.

      Net periodic postretirement medical benefit costs for 1996, 1995 and 1994 include the following components:

                                          Years Ended December 31
                                      1996          1995          1994

        Service cost               $ 25,834      $ 20,210      $  32,733
        Interest cost               194,081       206,227        230,777
        Net gain                    (18,171)      (33,660)          --

        Net periodic postretirement
          medical benefit cost     $201,744      $192,777      $ 263,510
                                   ========      ========      =========





      11.  EMPLOYEE BENEFIT PLANS - (Continued)


      For measurement purposes, a 11% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1996; the rate was assumed to decrease gradually to 6% by the year 2006 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement medical benefit obligation as of December 31, 1996 by $220,000 and the aggregate of the service and interest cost components of net periodic postretirement medical benefit cost for the year ended December 31, 1996 by $16,000.

      The weighted-average discount rate used in determining the accumulated postretirement medical benefit obligation at December 31, 1996 and 1995 was 7.25%.

      The Company provides retirement related benefits to a former employee, and to certain foreign subsidiary employees in accordance with industry wide collective labor agreements. The liabilities established for these benefits at December 31, 1996 and 1995 were $742,831 and $747,297, respectively, and are classified as other postretirement benefit obligations as of December 31, 1996 and 1995.

      12.  CURRENCY TRANSLATION ADJUSTMENTS

      All assets and liabilities of foreign operations are translated into U.S. dollars at prevailing rates of exchange in effect at the balance sheet date. Revenues and expenses are translated using average rates of exchange for the year. The functional currency of the Company's foreign operations is the currency of the country in which the entity resides; such currencies are the French franc, German mark, Italian lira and Japanese yen. Adjustments resulting from the process of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as a separate component of shareholders' equity, net of tax where appropriate. Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of operations as incurred. Foreign currency transaction gains (losses) included in the statement of operations for 1996, 1995 and 1994 were $(8,200), $(123,419)
      and  $40,722, respectively.

      13.   COMMON STOCK AND STOCK OPTIONS

      Under the Company's 1985 and 1994 Stock Option Plans, options to an aggregate of 600,000 shares of common stock may be granted to certain officers and key employees at no less than 100% of the fair market value at the date of grant. All options are exercisable until the earlier of termination pursuant to the plans or ten years from date of grant.




       13.   COMMON STOCK AND STOCK OPTIONS (Continued)

      At December 31, 1996, there were 208,000 additional shares available for grant under the 1994 plan. The per share weighted-average fair value of stock options granted during 1995 was $3.23 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1995 - expected dividend yield 2.1%; risk free interest rate of 5.58%; expected life of 6 years and expected volatility of the stock over the life of the options which is based on the past 6 years of the stock's activity.

      The Company applies APB Opinion No. 25 in accounting for its Plans, and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date of its stock options under SFAS No. 123, the Company's net income would have been reduced to the proforma amount indicated below:

                                                    1996          1995
      Net income as reported                     $4,130,195    $2,300,024
      Net income proforma                        $4,092,615    $2,263,394
      Primary earnings per share as reported          $1.17          $.66
      Primary earnings per share proforma             $1.16          $.65

      No options were granted in 1996. Proforma net income reflects options granted in 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net income amounts presented above because compensation cost is reflected over the options vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

      Stock option activity during the periods indicated is as follows:
                                             Number of      Weighted-average
                                              Shares         Exercise Price
      Outstanding at January 1, 1994          229,325          $ 11.13
        Options exercised                     (22,000)            5.65

      Outstanding at December 31, 1994        207,325          $ 11.71
        Options exercised                      (5,000)            5.65
        Options granted                        92,000             8.03

      Outstanding at December 31, 1995        294,325          $ 10.66
        Options forfeited                     (15,000)           14.00

      Outstanding at December 31, 1996        279,325          $ 10.48
                                              =======
      At December 31, 1996, the range of exercise prices were $5.65-$17.12 and weighted-average remaining contractual life of outstanding options was
      5.8 years.

      At December 31, 1996 and 1995, the number of options exercisable was 179,725 and 126,425, respectively and the weighted average price of these options were $11.56 and $11.75, respectively.





      14. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a tabulation of unaudited quarterly results of operations.



      1996                                      First         Second
                                               Quarter        Quarter

      Net sales . . . . . .                  $18,571,000    $25,460,000
                                             ===========    ===========

      Gross profit  . . . .                  $ 4,728,000    $ 5,292,000
                                             ===========    ===========

      Net income  . . . . .                  $   574,000    $   807,000
                                             ===========    ===========
      Earnings
        per common and
        common equivalent
        share

          Primary                                  $ .16          $ .23
                                             ===========    ===========

          Fully diluted                            $ .16          $ .23
                                             ===========    ===========


      1996                                     Third           Fourth
                                               Quarter        Quarter

      Net sales . . . . . .                  $29,724,000    $29,671,000
                                             ===========    ===========

      Gross profit  . . . .                  $ 5,984,000    $ 6,552,000
                                             ===========    ===========
      Net income  . . . . .                  $ 1,340,000    $ 1,409,000
                                             ===========    ===========
      Earnings
        per common and
        common equivalent
        share

          Primary                                  $ .38          $ .40
                                             ===========    ===========

          Fully diluted                            $ .38          $ .39
                                             ===========    ===========





      1995                                      First         Second
                                               Quarter      Quarter(a)

      Net sales . . . . . .                  $21,471,000    $16,974,000
                                             ===========    ===========

      Gross profit  . . . .                  $ 5,529,000    $ 4,603,000
                                             ===========    ===========

      Net income (loss) . .                  $ 1,164,000    $   (63,000)
                                             ===========    ===========
      Earnings (loss)
        per common and
        common equivalent
        share

          Primary                                  $ .34          $(.02)
                                             ===========    ===========

          Fully diluted                            $ .34          $(.02)
                                             ===========    ===========

      1995                                     Third           Fourth
                                               Quarter        Quarter

      Net sales . . . . . .                  $15,714,000    $17,056,000
                                             ===========    ===========

      Gross profit  . . . .                  $ 4,353,000    $ 4,670,000
                                             ===========    ===========

      Net income (loss) . .                  $   374,000    $   826,000
                                             ===========    ===========
      Earnings (loss)
        per common and
        common equivalent
        share

          Primary                                  $ .11          $ .24
                                             ===========    ===========

          Fully diluted                            $ .11          $ .24
                                             ===========    ===========



      (a) Includes unusual charges of $285,000 resulting from restructuring of certain European operations and $135,000 for settlement of a tax issue in Germany.




      15.  CONTINGENCIES AND COMMITMENTS

      The Company is a defendant along with a number of other parties in approximately 155 lawsuits as of December 31, 1996 (112 as of December 31, 1995) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The Company is also one of approximately 500 defendants in a class action on behalf of approximately 2700 present or former employees of a Texas steel mill alleging that products supplied by the defendants created a poisonous atmosphere that caused unspecified physical harm. These cases are being defended by one or more of the Company's insurance carriers presently known to be "at risk." Through October 1993, the legal costs of defense of the asbestos and steel mill cases were shared among the insurance carriers (92%) and the Company (8%). The lead insurance carrier settled a number of the cases in 1993 and requested that the Company pay a portion of the settlement amount. The Company declined to do so because no such payment is required by the express terms of the policies. The lead carrier then purported in October 1993 to abrogate the arrangement under which the defense costs had been shared, and the Company responded by tendering all of the cases to the lead carrier and demanding that the lead carrier honor its obligations under its policies to pay 100% of the costs of defense and 100% of all settlements and judgments up to the policy limits. The lead carrier has settled approximately 17 and 98 claims in 1996 and 1995, respectively with no request for the Company to participate in any settlement. The lead carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition or results of operations of the Company. Management is of the opinion that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

      In 1995, a dispute which was submitted to arbitration arose under a contract between a customer and a subsidiary of the Company. Substantial claims were asserted against the subsidiary Company. Under the terms of the contract, the Company recorded revenue of approximately $1,400,000 in 1994 and has a current billed receivable of $140,000. The Company believes that the disposition of this claim will not materially affect the Company's consolidated financial position or results of operations.

      The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict


       15.  CONTINGENCIES AND COMMITMENTS- (Continued)

      with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits will not materially affect the Company's consolidated financial position or results of operations.
      Total rent expense for 1996, 1995, and 1994 under leases pertaining primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more, aggregated $904,000, $846,000 and $763,000, respectively. Remaining rentals payable under such leases are as follows: 1997 - $817,000; 1998 - $695,000; 1999
      - $659,000; 2000 - $605,000; 2001 - $1,342,000.

      16.  RELATED-PARTY TRANSACTIONS

      One of the Company's subsidiaries leases office and factory space from a partnership consisting of three officers of the subsidiary. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total rent expense incurred under the lease was approximately $373,000 for the year ended December 31, 1996, $485,000 for the year ended December 31, 1995 and $485,000 for the year ended 1994. Annual lease commitments approximate $330,000 through October, 1997.

      17.  SUBSEQUENT EVENT

      In February, 1997, the Company acquired the assets and certain liabilities of Rodan Division of Ketema, Inc. a manufacturer of thermistors and thermistor assemblies used primarily as an electric current limiting device to protect computer installations. Ketema's Rodan Division had sales in the year ended February 28, 1996 of $6.4 million (unaudited). The purchase price was $4.75 million in cash and, additionally, up to a maximum of almost 57,000 shares of the Company's common stock tied to future earnings performance. This acquisition will be accounted for as a purchase and the excess of the purchase price over the fair value of the assets (goodwill) will be amortized on a straight line basis over 15 years. To finance this acquisition, the Company has increased its bank borrowings by $3.5 million.







      REPORT OF INDEPENDENT AUDITORS



      The Board of Directors and Shareholders
      Selas Corporation of America:

      We have audited the accompanying consolidated balance sheets of Selas Corporation of America and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, the
      consolidated financial statements  referred to above    present fairly,
      in all material respects, the financial position of Selas
      Corporation of America and subsidiaries at December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.






                                         KPMG PEAT MARWICK LLP


      Philadelphia, Pennsylvania
      February 17, 1997





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


      RTI Electronics, Inc.                    Delaware


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






                       SELAS CORPORATION OF AMERICA

                                 EXHIBIT 23

                       CONSENT OF INDEPENDENT AUDITORS





      The Board of Directors
      Selas Corporation of America:

      We consent to the incorporation by reference in the Registration Statement File No. 33-33712, on Form S-3, No. 33-35802, on Form S-8, and No. 333-16377, on Form S-8 of Selas Corporation of America and subsidiaries of our report dated February 17, 1997 relating to the consolidated balance sheets of Selas Corporation of America and subsidiaries as of December 31, 1996 and 1995 and the related consolidated statements of operations, shareholders' equity, and cash flows and related financial statement schedules for each of the years in the three-year period ended December 31, 1996, which report appears in the December 31, 1996 annual report on Form 10-K of Selas Corporation of America.








      Philadelphia, Pennsylvania
      March 2, 1997




                                                                     EXHIBIT 24



                             POWER OF ATTORNEY



                KNOW ALL MEN BY THESE PRESENTS that the undersigned does hereby consent and appoint Stephen F. Ryan and Robert W. Ross, or either of them, his attorney to do any and all acts, including the execution of documents, which said attorneys, or either of them, may deem necessary or advisable to enable Selas Corporation of America (the "Company") to comply with the Securities Exchange Act of 1934, as amended, and the rules, regulations and requirements of the Securities and Exchange Commission, in connection with the filing under said Act of an annual report of the Company on Form 10-K for the year ended December 31, 1996, including the power and authority to sign in the name and on behalf of the undersigned, in any and all capacities in which the signature of the undersigned would be appropriate, such annual report and any and all amendments thereto and generally to do and perform all things necessary to be done in the premises as fully and effectually in all respects as the undersigned could do if personally present.

                IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 18th day of March, 1997.



                                      /s/ John H. Austin, Jr.
                                           John H. Austin, Jr.

                                      /s/ Frederick L. Bissinger
                                          Frederick L. Bissinger

                                      /s/ Roy C. Carriker
                                          Roy C. Carriker

                                      /s/ Francis J. Dunleavy
                                          Francis J. Dunleavy

                                      /s/ Mark S. Gorder
                                          Mark S. Gorder

                                      /s/ Ralph R. Whitney, Jr.
                                          Ralph R. Whitney, Jr.









      March 21, 1997



      Securities and Exchange Commission
      Judiciary Plaza
      450 Fifth Street, N.W.
      Washington, D.C.  20549

      Reference:  Commission File #1-5005

      Gentlemen:

      The Company's 1996 Annual Report on Form 10-K has been filed electronically, via Edgar.

      The financial statements for the year ended December 31, 1996 do not reflect any changes in accounting principles or practices, or the method of applying any such principles or practices from the preceding year.

      Very truly yours,




      Robert W. Ross
      Vice President and CFO

      RWR:jc
      Enclosures

      cc:  American Stock Exchange
           Attention:  Mr. Tom Witterchein
           86 Trinity Place
           New York, NY  10006
           (Three copies, one with Exhibits)
           Via Certified Mail