Form 10-Q
period 1997-03-31
SELAS CORP OF AMERICA
filed 1997-05-14
CIK 88790

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


   FOR THE PERIOD ENDED              MARCH 31, 1997

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


                 CLASS                    OUTSTANDING AT MAY 6, 1997
    COMMON SHARES, $1.00 PAR VALUE    3,475,050 (exclusive of 242,376
                                              treasury shares)

                        SELAS CORPORATION OF AMERICA


                                 I N D E X

                                                                 Page
                                                                Number


   PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

            Consolidated Balance Sheets as of
            March 31, 1997 and December 31, 1996. . . . . . . . 3, 4

            Consolidated Statements of Operations for
            the Three Months Ended March 31, 1997
            and 1996. . . . . . . . . . . . . . . . . . . . . . 5

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1997 and 1996  . . . . 6

            Consolidated Statement of Shareholders' Equity
            for the Three Months Ended March 31, 1997 . . . . . 7

            Notes to Consolidated Financial Statements  . . . . 8, 9, 10

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations  . . . . . . . . . . . . . . . .  11, 12




   PART II - OTHER INFORMATION


          Item 2.  Changes in Securities   . . . . . . . . . .  13

          Item 6.  Exhibits and Reports on Form 8-K  . . . . .  13

                          SELAS CORPORATION OF AMERICA

                          Consolidated Balance Sheets
                                    Assets
                                               March 31,      December 31,
                                                 1997             1996
                                              (Unaudited)      (Audited)
   Current assets

    Cash, including cash equivalents of
      $10,111,000 in 1997 and
      $7,532,000 in 1996                      $10,668,521     $ 8,343,820

    Accounts receivable (including unbilled
      receivables of $4,281,000 in 1997 and
      $7,783,000 in 1996 less allowance for
      doubtful accounts of $725,000 in 1997
      and $787,000 in 1996)                    35,402,413      41,660,153

    Inventories                                 9,176,014       8,433,522

    Deferred income taxes                       2,159,376       2,051,580

    Other current assets                          761,573         623,169

         Total current assets                  58,167,897      61,112,244
   Investment in unconsolidated affiliate         530,575         538,278

   Property, plant and equipment

    Land                                        1,073,814       1,118,802

    Buildings                                  11,072,097      11,499,609

    Machinery and equipment                    20,666,311      19,455,946

                                               32,812,222      32,074,357

    Less:  Accumulated depreciation            15,661,828      15,362,577

         Net property, plant and equipment     17,150,394      16,711,780


   Deferred pension cost                          211,281         225,060

   Excess of cost over net assets of acquired
    subsidiaries, less accumulated amortiza-
    tion of $1,249,000 in 1997 and
    $1,140,000 in 1996                         15,746,525      12,126,709

   Other assets including patents, less
    amortization                                  656,684         448,201

                                              $92,463,356     $91,162,272
                                              ===========     ===========

          (See accompanying notes to the consolidated financial statements)

                              SELAS CORPORATION OF AMERICA

                              Consolidated Balance Sheets
                          Liabilities and Shareholders' Equity

                                               March 31,      December 31,
                                                 1997            1996
                                              (Unaudited)      (Audited)
   Current liabilities

    Notes payable                             $   498,031     $   583,767

    Current maturities of long-term debt        2,946,258       2,271,830

    Accounts payable                           23,152,549      20,169,143

    Federal, state and foreign income taxes     1,585,527         926,823

    Customers' advance payments on contracts    1,948,754       4,854,880

    Guarantee obligations and estimated future
     costs of service                           1,803,158       1,725,690

    Other accrued liabilities                   8,060,246      10,758,185

         Total current liabilities             39,994,523      41,290,318

   Long-term debt                               8,953,115       6,836,593
   Pension plan obligation                        211,281         225,060

   Other postretirement benefit obligations     4,072,036       4,084,768

   Deferred income taxes                        1,078,430       1,084,057

   Contingencies and commitments

   Shareholders' equity

    Common shares, $1 par; 10,000,000 shares
     authorized; 3,717,426 and 3,702,426
     shares issued                              3,717,426       3,702,426

    Additional paid-in capital                 13,594,100      13,512,005

    Retained earnings                          20,609,146      19,672,730

    Foreign currency translation adjustment       615,236       1,136,252

     Less:  242,376 common shares held in
       treasury, at cost                         (381,937)       (381,937)

         Total shareholders' equity            38,153,971      37,641,476

                                              $92,463,356     $91,162,272
                                              ===========     ===========
        (See accompanying notes to the consolidated financial statements)

                          SELAS CORPORATION OF AMERICA

                     Consolidated Statements of Operations
                                   (Unaudited)



                                                    Three Months Ended
                                               March 31,       March 31,
                                                  1997            1996

   Sales, net                                 $30,905,010     $18,570,543

   Operating costs and expenses
     Cost of sales                             24,460,250      13,842,872
     Selling, general and
       administrative expenses                  4,041,959       3,670,566

   Operating income                             2,402,801       1,057,105

     Interest (expense)                          (231,122)       (248,465)
     Interest income                               58,391          66,712
     Other income (expense), net                 (349,977)         24,373

   Income before income taxes                   1,880,093         899,725

   Income taxes                                   717,800         325,674

   Net income                                 $ 1,162,293     $   574,051
                                              ===========     ===========
   Earnings per common and common
     equivalent share                                $.33            $.17
                                              ===========     ===========

   Weighted average common and common
     equivalent shares outstanding              3,474,000       3,460,000













          (See accompanying notes to the consolidated financial statements)

                         SELAS CORPORATION OF AMERICA
                    Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                     Three Months Ended
                                                   March 31,       March 31,
                                                    1997            1996
   Cash flows from operating activities:
    Net income                                     $ 1,162,293   $  574,051
    Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
      Depreciation and amortization                    788,801      716,123
      Equity in losses of
       unconsolidated affiliate                          2,675       22,933
      Loss on sale of property and equipment             7,760           --

      Deferred taxes                                  (128,642)     (95,126)
      Changes in operating assets and liabilities:
       (Increase) decrease in accounts
        receivable                                   4,156,243       (3,608)
       (Increase) in inventories                      (519,733)    (951,440)
       (Increase) decrease in other assets            (459,140)       4,907
        Increase in accounts payable                 4,938,842    1,902,940
        Increase (decrease) in accrued expenses     (1,536,435)     212,422
       (Decrease) in customer advances              (2,519,249)    (608,927)
        Increase (decrease) in other liabilities        26,449      (80,190)
            Net cash provided by operating
            activities                               5,919,864    1,694,085
       Cash flows from investing activities:
     Purchases of property, plant and equipment       (989,053)    (333,670)
     Proceeds from sale of property, plant
      and equipment                                      4,300          --
     Purchase of long term investment                     --
   (22,490)
     Acquisition of subsidiary company, net of
      cash acquired                                 (4,959,003)         --
           Net cash (used) by investing
           activities                               (5,943,756)     (356,160)

   Cash flows from financing activities:
     Proceeds from short-term bank borrowings              --        311,875
     Proceeds from borrowings to acquire
      subsidiary company                             3,500,000         --
     Repayments of short-term bank borrowings          (31,329)     (478,651)
     Repayments of long-term debt                     (526,680)     (474,386)
     Proceeds from exercise of stock options            84,843          --
     Payment of dividends                             (225,877)     (207,603)
            Net cash provided (used) by
            financing activities                     2,800,957      (848,765)

     Effect of exchange rate changes on cash          (452,364)      (66,896)

     Net increase in cash and cash equivalents       2,324,701       422,264

     Cash and cash equivalents, beginning of
     period                                          8,343,820     3,912,364

     Cash and cash equivalents, end of period      $10,668,521    $4,334,628
                                                   ===========  ============
          (See accompanying notes to the consolidated financial statements)

                            SELAS CORPORATION OF AMERICA

                   Consolidated Statement of Shareholders' Equity
                          Three Months Ended March 31, 1997
                                     (Unaudited)


                                    Common Stock
                                                               Additional
                                Number of                       Paid-In
                                Shares           Amount         Capital

   Balance, January 1, 1997      3,702,426     $ 3,702,426     $13,512,005
   Net income
   Exercise of stock options        15,000          15,000          82,095
   Cash dividends paid
     ($.065 per share)
   Translation (loss)

   Balance, March 31, 1997       3,717,426     $ 3,717,426     $13,594,100
                               ============    ===========     ===========
                                                Foreign
                                                Currency
                                Retained       Translation
                                Earnings       Adjustment

   Balance, January 1, 1997    $19,672,730     $ 1,136,252
   Net income                    1,162,293
   Exercise of stock options
   Cash dividends paid
     ($.065 per share)            (225,877)
   Translation (loss)                             (521,016)

   Balance, March 31, 1997     $20,609,146     $   615,236
                               ===========     ===========

                                                  Total
                                  Treasury     Shareholders'
                                   Stock         Equity

   Balance, January 1, 1997    $  (381,937)    $37,641,476
   Net income                                    1,162,293
   Exercise of stock options                        97,095
   Cash dividends paid
     ($.065 per share)                            (225,877)
   Translation (loss)                             (521,016)

   Balance, March 31, 1997     $  (381,937)    $38,153,971
                               ===========      ===========

       (See accompanying notes to the consolidated financial statements)

                       SELAS CORPORATION OF AMERICA

                      PART I - FINANCIAL INFORMATION

   ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

   1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of March 31, 1997 and December 31, 1996, and the consolidated results of its operations for the three months ended March 31, 1997 and 1996 and consolidated statements of shareholders' equity and cash flows for the three months then ended.

   2. The accounting policies followed by the Company are set forth in Note 1 to the Company's financial statements in the 1996 Selas Corporation of America Annual Report.

   3.  Acquisition

       In February, 1997, the Company, through a newly-formed subsidiary known as RTI Electronics, Inc. ("RTIE"), acquired the assets and certain liabilities of Rodan Division of Ketema, Inc. a manufacturer of thermistors and thermistor assemblies used primarily as an electric current limiting device to protect computer installations. Ketema's Rodan Division had sales in the year ended February 28, 1996 of $6.4 million (unaudited). The purchase price was $4.75 million in cash and, additionally, up to a maximum of almost 57,000 shares of the Company's common stock tied to future earnings performance. This acquisition was accounted for as a purchase and the excess of the purchase price over the fair value of the assets (goodwill) will be amortized on a straight line basis over 15 years. To finance this acquisition, the Company has increased its bank borrowings by $3.5 million.

   4.  Inventories consist of the following:

                                              March 31,      December 31,
                                               1997             1996
       Raw material                         $2,751,621       $2,601,927
       Work-in-process                       2,296,668        1,749,371
       Finished products and components      4,127,725        4,082,224

                                            $9,176,014       $8,433,522
                                            ==========       ==========
   5.  Income Taxes

       Consolidated income taxes for the three month periods ending March 31, 1997 and 1996 are $718,000 and $326,000 which result in effective tax rates of 38.2% and 36.2% respectively. The rate of tax in relation to pre-tax income in 1996 is lower because certain foreign net operating loss carryforward benefits have been utilized as of March 31, 1996.

                       SELAS CORPORATION OF AMERICA

                      PART I - FINANCIAL INFORMATION

   ITEM 1.  Notes to Consolidated Financial Statements (Unaudited) -
             (Continued)

   6.  Legal Proceedings

       The Company is a defendant along with a number of other parties in approximately 155 lawsuits as of December 31, 1996 (112 as of December 31, 1995) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The Company is also one of approximately 500 defendants in a class action on behalf of approximately 2700 present or former employees of a Texas steel mill alleging that products supplied by the defendants created a poisonous atmosphere that caused unspecified physical harm. These cases are being defended by one or more of the Company's insurance carriers presently known to be "at risk." Through October 1993, the legal costs of defense of the asbestos and steel mill cases were shared among the insurance carriers (92%) and the Company (8%). The lead insurance carrier settled a number of the cases in 1993 and requested that the Company pay a portion of the settlement amount. The Company declined to do so because no such payment is required by the express terms of the policies. The lead carrier then purported in October 1993 to abrogate the arrangement under which the defense costs had been shared, and the Company responded by tendering all of the cases to the lead carrier and demanding that the lead carrier honor its obligations under its policies to pay 100% of the costs of defense and 100% of all settlements and judgments up to the policy limits. The lead carrier has settled approximately 17 and 98 claims in 1996 and 1995, respectively with no request for the Company to participate
       in any settlement.   The lead carrier has informed the Company that
       the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company.

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

               SELAS CORPORATION OF AMERICA

                      PART I - FINANCIAL INFORMATION

   ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)-
          (Continued)

   6. Legal Proceedings - (Continued)

      The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits will not materially affect the Company's consolidated financial position, liquidity, or results of operations.

   7. Statements of Cash Flows

      Supplemental disclosures of cash flow information:

                                            Three Months Ended
                                         March 31,        March 31,
                                           1997             1996

      Interest received . . . . . . .    $ 53,040         $ 54,260
      Interest paid . . . . . . . . .    $175,876         $215,178
      Income taxes paid . . . . . . .    $ 79,534         $ 87,496

   8. Accounts Receivable

      At March 31, 1997, the Company had $1,737,805 of trade accounts receivable due from the major U.S. automotive manufacturers and $3,314,790 of trade accounts receivable due from hearing aid manufacturers. The Company also had $21,453,656 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.

   9. Earnings Per Common and Common Equivalent Share

      Earnings per common and common equivalent share are computed based on the weighted average number of shares outstanding each quarter, giving effect to the exercise of outstanding stock options, where dilutive.
                                    -11-

                       SELAS CORPORATION OF AMERICA

                      PART I - FINANCIAL INFORMATION


   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

   Consolidated net sales for the three months ended March 31, 1997 increased to $30.9 million from $18.6 million for the same period in 1996. Net sales for the heat processing segment increased to $19.6 million for the three months ended March 31, 1997 compared to $8.4 million for the same period last year. The strong increase in sales is due to the high level of backlog at the end of 1996. Sales and earnings of large engineered contracts are recognized on the percentage-of-completion method and generally require more than twelve months to complete. Consolidated backlog at March 31, 1997 for the heat processing segment is $41.7 million compared to $62.6 million at March 31, 1996.
   The Company's precision electromechanical and plastics components business segment has sales of $7.5 million for the three months ended March 31, 1997 compared to $6.7 million for the same period in 1996. Included in this business segment are sales of $.7 million of RTI Electronics (formerly Rodan division of Ketema) ("RTIE") which business was acquired in February, 1997. Net sales of the tire holders, lifts and related products segment for the three months ended March 31, 1997 increased to $3.8 million compared to $3.5 million for the same period in 1996. The increase in sales is due to higher tire lift unit sales sold to the Company's automotive customers.

   The Company's gross profit margin as a percentage-of-sales decreased to 21% for the first three months of 1997 compared to 25.6% for the same period in 1996. The Company's heat processing segment's gross profit margin for the three months ended March 31, 1997 decreased to 15.5% from 20.5% for the same period in 1996. Heat processing gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions related to the contract. The lower gross profit margin in 1997 was unfavorably impacted by a product mix of lower sales of proprietary component parts (which generally have higher profit margins) in 1997 compared to 1996. Gross profit margins for the precision electromechanical and plastic components segment decreased to 38% for the three months ended March 31, 1997 from 40.6% for the same period in 1996. The lower gross profit margin percentage in 1997 was caused by an unfavorable mix in products sold in 1997 compared to 1996 and gross profit margins of the recently acquired RTIE are lower than the segment's historical gross profit margins. The Company's gross profit margins for the tire holders, lifts and related products segment improved to 15.4% for the first quarter of 1997 from 9.6% for the same period in 1996. The improvement in 1997 is attributed to higher unit sales, improved productivity and a more favorable sales mix.

   Selling, general and administrative expenses increased 10.1% to $4,042,000 for the first quarter of 1997 compared to $3,671,000 for the same period in 1996. As a percentage of sales, first quarter 1997 represents 13.1% compared to 19.8% for the same period in 1996. The increase in 1997 is impacted by the acquisition of RTIE and the higher level of sales in 1997.

                       SELAS CORPORATION OF AMERICA
                      PART I - FINANCIAL INFORMATION

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)

   Interest income decreased to $58,000 for the three months ended March 31, 1997 compared to $67,000 for the same period in 1996. Interest expense decreased to $231,000 for the first quarter of 1997 from $248,000 for the same period in 1996, due to average lower borrowings in the current quarter.

   Other income (expense) includes losses on foreign exchange of $173,000 for the first quarter of 1997 compared to a gain of $11,000 in 1996 for the same period.

   Consolidated income taxes for the three months ended March 31, 1997 and 1996 are $718,000 and $326,000, respectively, which result in an effective tax rate of 38.2% and 36.2%, respectively. The rate of tax in relation to pre-tax income in 1996 is lower because certain foreign net operating loss carryforward benefits have been utilized as of March 31, 1996.

   Consolidated net income for the first quarter of 1997 is $1,162,000 compared to $574,000 for the same period in 1996. The sharp increase in earnings are attributable to the strong increase in sales for the current quarter.

   In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share", and Statement 129, "Disclosure of Information about Capital Structure", whose provisions are effective for the Company for fiscal years ending after December 15, 1997. Had the Company determined earnings per share based on the provisions of Statement 128 for the three months ended March 31, 1997, the results would have been presented as indicated below:

      Earnings per common share                      $.33
      Earnings per common share -
       assuming dilution                             $.33

   Liquidity and Capital Resources

   Consolidated net working capital decreased to $18.2 million at March 31, 1997 from $19.8 million at December 31, 1996. The decrease is due primarily to the acquisition of RTIE and a smaller acquisition by Resistance Technology, Inc. of the assets and business of a tooling company made in the first quarter of 1997, partially offset by the net earnings for the quarter. The major changes in the components are lower accounts receivable of $6.2 million, lower current liabilities of $1.3 million, increased cash of $2.3 million and higher inventory of $.8 million.

   The Company believes that its present working capital position, combined with funds expected to be generated from operations and the available borrowing capacity through its revolving credit loan facilities, will be sufficient to meet its anticipated cash requirements for operating needs and capital expenditures for 1997.

                         SELAS CORPORATION OF AMERICA

                           PART II - OTHER INFORMATION

   ITEM 2.  Changes in Securities

   (a)  Inapplicable

   (b)  Inapplicable

   (c) On February 21, 1997, the Company, through a newly-formed subsidiary known as RTI Electronics, Inc., acquired the assets and business, subject to certain liabilities, of the the Rodan Division of Ketema, Inc. The purchase price for this acquisition was $4.75 million in cash plus the contingent right to receive up to a maximum of $1 million of the Company's Common Shares (valued at $17.64 per share) based upon the financial performance of the acquired business for the year ending on February 28, 1998.

        Based upon representation and warranties of the seller of the acquired business, the Company believes that the contingent sale of up to 56,677 of its Common Shares described above is exempt from registration under the Securities Act of 1993, as amended, pursuant to Section 4(2) thereof and/or pursuant to Regulation D promulgated thereunder.


   ITEM 6.  Exhibits and Reports on Form 8-K


   (a) Reports on Form 8-K - There were no reports on Form 8-K filed for the three months ended March 31, 1997.

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


                                      SELAS CORPORATION OF AMERICA
                                                 (Registrant)





   Date:     May 15, 1997
                                           Robert W. Ross
                                      Vice President and Chief
                                          Financial Officer