Form 10-Q
period 1997-06-30
SELAS CORP OF AMERICA
filed 1997-08-12
CIK 88790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q


    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


    FOR THE PERIOD ENDED               JUNE 30, 1997

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


                  CLASS                    OUTSTANDING AT AUGUST 4, 1997
     COMMON SHARES, $1.00 PAR VALUE       5,576,124 (exclusive of 363,564
                                                 treasury shares)

                         SELAS CORPORATION OF AMERICA


                                  I N D E X

                                                                  Page
                                                                 Number

    PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

            Consolidated Balance Sheets as of
            June 30, 1997 and December 31, 1996 . . . . . . . .   3, 4

            Consolidated Statements of Operations for
            the Three Months Ended June 30, 1997
            and 1996. . . . . . . . . . . . . . . . . . . . . .   5

            Consolidated Statements of Operations for the
            Six Months Ended June 30, 1997 and 1996 . . . . . .   6

            Consolidated Statements of Cash Flows
            for the Six Months Ended June 30,
            1997 and 1996 . . . . . . . . . . . . . . . . . . .   7

            Consolidated Statement of Shareholders' Equity
            for the Six Months Ended June 30, 1997    . . . . .   8

            Notes to Consolidated Financial Statements  . . . .   9,10,11


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations . . . . . . . . . . . . . . . . .   12,13,14



    PART II - OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security
                   Holders  . . . . . . . . . . . . . . . . . .   15

          Item 6.  Exhibits and Reports on Form 8-K . . . . . .   15

                          SELAS CORPORATION OF AMERICA

                          Consolidated Balance Sheets
                                    Assets

                                                  June 30,      December 31,
                                                   1997           1996
                                                (Unaudited)     (Audited)
    Current assets

     Cash, including cash equivalents of
      $8,974,000 in 1997 and $7,532,000 in
      1996 . . . . . . . . . . . . . . . . . .  $ 9,537,497    $ 8,343,820

     Accounts receivable (including unbilled
      receivables of $7,463,000 in 1997 and
      $7,783,000 in 1996 less allowance for
      doubtful accounts of $703,000 in 1997
      and $787,000 in 1996)  . . . . . . . . .   28,312,778     41,660,153

     Inventories    . . . . . . . . . . . . . .   9,414,502      8,433,522
     Deferred income taxes  . . . . . . . . . .   2,307,057      2,051,580

     Other current assets . . . . . . . . . . .     455,856        623,169

         Total current assets . . . . . . . . .  50,027,690     61,112,244

    Investment in unconsolidated affiliate  . .     534,997        538,278

    Property, plant and equipment

     Land . . . . . . . . . . . . . . . . . . .   1,052,635      1,118,802

     Buildings  . . . . . . . . . . . . . . . .  10,869,718     11,499,609

     Machinery and equipment  . . . . . . . . .  21,193,418     19,455,946
                                                 33,115,771     32,074,357
     Less:  Accumulated depreciation  . . . . .  16,253,667     15,362,577

       Net property, plant and equipment  . . .  16,862,104     16,711,780

    Deferred pension cost. . . . . . . . . . . .    197,502        225,060

    Excess of cost over net assets of acquired
     subsidiary, less accumulated amortization
     of $1,398,000 and $1,140,000 . . . . . . .  15,789,565     12,126,709

    Other assets including patents, less
     amortization . . . . . . . . . . . . . . .     714,767        448,201

                                                $84,126,625    $91,162,272
                                                ===========    ===========


           (See accompanying notes to the consolidated financial statements)

                               SELAS CORPORATION OF AMERICA

                               Consolidated Balance Sheets
                           Liabilities and Shareholders' Equity

                                                  June 30,     December 31,
                                                   1997           1996
                                                (Unaudited)     (Audited)
    Current liabilities

     Notes payable  . . .  . . . . . . . . . .  $   374,818    $   583,767

     Current maturities of long-term debt  . .    2,569,842      2,271,830

     Accounts payable  . . . . . . . . . . . .   17,223,591     20,169,143

     Federal, state and foreign income taxes .    1,337,389        926,823

     Customers' advance payments on contracts.    1,875,236      4,854,880

     Guarantee obligations and estimated future
      costs of service   . . . . . . . . . . .    1,968,461      1,725,690

     Other accrued liabilities . . . . . . . .    5,994,086     10,758,185

        Total current liabilities  . . . . . .   31,343,423     41,290,318
    Long-term debt     . . . . . . . . . . . .    8,239,918      6,836,593

    Pension plan obligation  . . . . . . . . .      197,502        225,060

    Other postretirement benefit obligations .    4,091,836      4,084,768

    Deferred income taxes  . . . . . . . . . .    1,148,589      1,084,057

    Contingencies and commitments

    Shareholders' equity

     Common shares, $1 par; 10,000,000 shares
      authorized; 5,576,124 and 5,553,624 shares
      issued, respectively   . . . . . . . . .    5,576,124      5,553,624

     Additional paid-in capital    . . . . . .   11,735,403     11,660,807

     Retained earnings . . . . . . . . . . . .   21,753,469     19,672,731

     Foreign currency translation adjustment .      422,298      1,136,251

     Less:  363,564 common shares held in
       treasury, at cost . . . . . . . . . . .     (381,937)      (381,937)

        Total shareholders' equity   . . . . .   39,105,357     37,641,476

                                                $84,126,625    $91,162,272
                                                ===========    ===========

         (See accompanying notes to the consolidated financial statements)

                            SELAS CORPORATION OF AMERICA

                     Consolidated Statements of Operations
                                   (Unaudited)



                                                  Three Months Ended
                                                 June 30,       June 30,
                                                  1997           1996

    Sales, net                                $27,101,464    $25,460,255

    Operating costs and expenses
     Cost of sales                             20,618,366     20,168,356
     Selling, general and
      administrative expenses                   3,855,716      3,756,646

    Operating income                            2,627,382      1,535,253

    Interest (expense)                           (286,489)      (245,772)
    Interest income                                77,097         69,929
    Other income (expense), net                    46,441          5,789

    Income before income taxes                  2,464,431      1,365,199

    Income taxes                                1,085,541        558,153
    Net income                                $ 1,378,890    $   807,046
                                              ===========    ===========


    Earnings per share

     Primary
       Income per common and common
         equivalent share                           $0.26          $0.15
                                              ===========    ===========

       Weighted average common shares
         outstanding                            5,345,000      5,251,000

     Fully diluted
       Income per common and common
         equivalent share                           $0.26          $0.15
                                              ===========    ===========

       Weighted average common shares
         outstanding                            5,380,000      5,253,000




       (See accompanying notes to the consolidated financial statements)

                              SELAS CORPORATION OF AMERICA

                         Consolidated Statements of Operations
                                       (Unaudited)



                                                   Six Months Ended
                                                 June 30,       June 30,
                                                  1997           1996

    Sales, net                                $58,006,474    $44,030,798

    Operating costs and expenses
      Cost of sales                            45,078,616     34,011,228
      Selling, general and
        administrative expenses                 7,897,675      7,427,212

    Operating income                            5,030,183      2,592,358

    Interest (expense)                           (517,611)      (494,237)
    Interest income                               135,488        136,641
    Other income (expense), net                  (303,536)        30,162

    Income before income taxes                  4,344,524      2,264,924

    Income taxes                                1,803,341        883,827

    Net income                                $ 2,541,183    $ 1,381,097
                                              ===========    ===========


    Earnings per share
     Primary
       Income per common and common
         equivalent share                           $0.47          $0.26
                                              ===========    ===========

       Weighted average common shares
         outstanding                            5,353,000      5,241,000

     Fully diluted
       Income per common and common
         equivalent share                           $0.47          $0.26
                                              ===========    ===========

       Weighted average common shares
         outstanding                            5,379,000      5,253,000




      (See accompanying notes to the consolidated financial statements)

                          SELAS CORPORATION OF AMERICA
                     Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                        Six Months Ended
                                                     June 30,      June 30,
                                                      1997          1996
    Cash flows from operating activities:
     Net income                                   $2,541,183    $ 1,381,097
     Adjustments to reconcile net income to net
      cash provided by operating activities:
       Depreciation and amortization               1,659,995      1,424,068
       Equity in (income) loss of unconsolidated
        affiliate                                     (1,747)        47,319
       (Gain) loss on sale of property and
        equipment                                      6,105           (707)
       Deferred taxes                               (216,114)      (243,141)
       Changes in operating assets and liabilities,
        net of acquisitions:
        (Increase) decrease in accounts
          receivable                              10,608,915     (4,364,392)
        (Increase) in inventories                   (983,935)      (817,880)
        (Increase) decrease in other assets         (193,731)       520,931
         Increase (decrease) in accounts payable    (162,679)     5,864,414
         Increase (decrease) in accrued expenses  (4,266,659)     2,442,663
         Increase (decrease) in customer advances (2,115,392)     3,436,836
         Increase in other liabilities               272,523         74,026
            Net cash provided by operating
             activities                            7,148,464      9,765,234

    Cash flows from investing activities:
     Purchases of property, plant and equipment   (1,622,160)      (921,316)
     Proceeds from sale of property and equipment      8,052         24,172
     Receipt of dividend from unconsolidated
      affiliate                                         --           16,742
     Acquisition of subsidiary company, net
      of cash acquired                            (5,151,620)          --
            Net cash (used) by investing
             activities                           (6,765,728)      (880,402)
     Cash flows from financing activities:
     Proceeds from borrowings to acquire
      subsidiary company                           3,500,000           --
     Repayments of short-term bank borrowings       (146,525)    (1,550,343)
     Repayments of long-term debt                 (1,456,716)    (1,156,406)
     Proceeds from exercise of stock options          84,843           --
     Payment of dividends                           (460,445)      (415,205)
             Net cash provided (used) by
             financing activities                  1,521,157     (3,121,954)

    Effect of exchange rate changes on cash         (710,216)      (168,937)

    Net increase in cash and cash equivalents      1,193,677      5,593,941
    Cash and cash equivalents, beginning of
     period                                        8,343,820      3,912,364

    Cash and cash equivalents, end of period      $9,537,497     $9,506,305
                                                   =========     ==========
         (See accompanying notes to the consolidated financial statements)

                              SELAS CORPORATION OF AMERICA

                       Consolidated Statement of Shareholders' Equity
                              Six Months Ended June 30, 1997
                                       (Unaudited)

                                     Common Stock              Additional
                                Number of                       Paid-In
                                 Shares          Amount         Capital

    Balance, January 1, 1997     5,553,624     $ 5,553,624    $11,660,807
    Net income
    Exercise of stock options       22,500          22,500         74,596
    Cash dividends paid
      ($.09 per share)
    Translation (loss)

    Balance,  June 30, 1997      5,576,124     $ 5,576,124    $11,735,403
                                ==========     ===========    ===========

                                                 Foreign
                                                 Currency
                                  Retained     Translation
                                  Earnings      Adjustment


    Balance, January 1, 1997    $19,672,731    $ 1,136,251
    Net income                    2,541,183
    Exercise of stock options
    Cash dividends paid
      ($.09 per share)             (460,445)
    Translation (loss)                            (713,953)

    Balance,  June 30, 1997     $21,753,469    $   422,298
                                ===========    ===========


                                                  Total
                                  Treasury     Shareholders'
                                   Stock          Equity

    Balance, January 1, 1997    $  (381,937)   $37,641,476
    Net income                                   2,541,183
    Exercise of stock options                       97,096
    Cash dividends paid
      ($.09 per share)                            (460,445)
    Translation (loss)                            (713,953)

    Balance,  June 30, 1997     $  (381,937)   $39,105,357
                                ===========    ===========


     (See accompanying notes to the consolidated financial statements)

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION


    ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

    1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of June 30, 1997 and December 31, 1996, and the consolidated results of its operations for the three and six months ended June 30, 1997 and 1996 and consolidated statements of shareholders' equity and cash flows for the six months then ended.

    2.   The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the 1996 Selas Corporation of America Annual Report on Form 10-K.

    3.   Inventories consist of the following:

                                             June 30,      December 31,
                                              1997            1996

         Raw material                      $2,995,555     $2,601,927
         Work-in-process                    2,400,585      1,749,371
         Finished products and
          components                        4,018,362      4,082,224

                         Total             $9,414,502     $8,433,522
                                           ==========     ==========

    4.   Income Taxes

         Consolidated income taxes for the six month periods ended June 30, 1997 and 1996 are $1,803,000 and $884,000 which result in effective tax rates of 41.5% and 39.0%, respectively. The rate of tax in relation to pre-tax income in 1997 has been impacted by the settlement of a tax issue at one of the Company's European subsidiaries in the amount of approximately $80,000.

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION
    ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)-
            (Continued)

    5.  Legal Proceedings

        The Company is a defendant along with a number of other parties in approximately 155 lawsuits as of December 31, 1996 (112 as of December 31, 1995) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The Company is also one of approximately 500 defendants in a class action on behalf of approximately 2700 present or former employees of a Texas steel mill alleging that products supplied by the defendants created a poisonous atmosphere that caused unspecified physical harm. These cases are being defended by one or more of the Company's insurance carriers presently known to be "at risk." Through October 1993, the legal costs of defense of the asbestos and steel mill cases were shared among the insurance carriers (92%) and the Company (8%). The lead insurance carrier settled a number of the cases in 1993 and requested that the Company pay a portion of the settlement amount. The Company declined to do so because no such payment is required by the express terms of the policies. The lead carrier then purported in October 1993 to abrogate the arrangement under which the defense costs had been shared, and the Company responded by tendering all of the cases to the lead carrier and demanding that the lead carrier honor its obligations under its policies to pay 100% of the costs of defense and 100% of all settlements and judgments up to the policy limits. The lead carrier has settled approximately 17 and 98 claims in 1996 and 1995, respectively, with no request for the
        Company to participate in any settlement.   The lead carrier has
        informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company.

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

                SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION

    ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)-
             (Continued)

    5. Legal Proceedings - (Continued)
       The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company's consolidated financial position, liquidity, or results of operations.

    6. Statements of Cash Flows

       Supplemental disclosures of cash flow information:

                                                  Six Months Ended
                                             June 30,         June 30,
                                               1997             1996

         Interest received . . . . . . .    $  121,974       $  165,042
         Interest paid . . . . . . . . .    $  433,791       $  452,139
         Income taxes paid . . . . . . .    $  867,942       $  864,387

    7. Accounts Receivable

       At June 30, 1997, the Company had $1,769,896 of trade accounts receivable due from the major U.S. automotive manufacturers and $3,258,686 of trade accounts receivable due from hearing aid manufacturers. The Company also had $15,294,107 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.

    8. Earnings Per Common and Common Equivalent Share

       Earnings per common and common equivalent share are computed based on the weighted average number of shares outstanding each quarter, giving effect to the exercise of outstanding stock options, where dilutive.

       On April 22, 1997, the Board of Directors declared a three-for-two stock split of the Company's outstanding common stock pursuant to which 1,851,213 shares were issued. Shareholders of record on June 10, 1997 received one additional share for every two common shares held. The effect of this transaction was to reduce additional paid-in capital by $1,851,213 with a corresponding increase in common stock which has been retroactively recorded. All common and earnings per share data in these financial statements and footnotes has been retroactively recorded.

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION


    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations

    Consolidated net sales increased to $27.1 million and $58 million for the three and six months ended June 30, 1997 compared to $25.5 million and $44 million for the same periods ended June 30, 1996. Net sales for the heat processing segment were $15 million for the three months ended June 30, 1997 compared to $15.3 for the same period in 1996 and increased to $34.6 million for the six months ended June 30, 1997 compared to $23.7 million for the same period in 1996. Sales for the current quarter were impacted by the strength of the U.S. dollar compared to the French franc as more than half of this segment's sales are through our French subsidiary. The higher level of sales for the six months are due to an increase in orders for large engineered system contracts received at the end of 1996 and in the first quarter of 1997 compared to the beginning of 1996. Sales and earnings of large engineered system contracts are recognized on a percentage-of-completion method. The sales backlog for the heat processing segment at June 30, 1997 is $28.5 million compared to $49.5 million at June 30, 1996. Net sales for the precision electromechanical and plastics components segment increased to $8.4 million and $16 million for the three and six month periods ended June 30, 1997 compared to $6.9 million and $13.5 million for the same periods in 1996. The February, 1997 acquisition of RTI Electronics (formerly Rodan Division of Ketema) ("RTIE") accounted for most of the sales increase, as their sales were $1.7 million and $2.4 million for the three and six months ended June 30, 1997. Net sales for the tire holders, lifts and related products segment increased to $3.6 million and $7.4 million for the three and six months ended June 30, 1997 compared to $3.3 million and $6.8 million for the same periods in 1996. The higher sales are due to increased unit sales of tire lifts to the automotive industry.

    The Company's gross profit margin as a percentage-of-sales increased to 24.1% for the three months ended June 30, 1997 compared to 20.8% for the same period in 1996 and decreased to 22.4% for the six months ended June 30, 1997 compared to 22.8% for the six months ended June 30, 1996.
    Gross profit margins for the Company's heat processing segment increased to 20% and 17.5% for the three and six months ended June 30, 1997 compared to 13.6% and 16% for the same period in 1996. The lower gross profit margins in 1996 are due to one contract which resulted in a loss that was recognized in 1996, reducing the gross profit margins for that year. Gross profit margins in the heat processing segment vary markedly from contract to contract, depending on customer specifications and other conditions related to the contract. Gross profit margins for the precision electromechanical and plastics component segment decreased to 34% and 35.8% for the three and six month period ended June 30, 1997 compared to 39.5% and 40% for the same periods in 1996. The decrease in gross profit margins is due

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Continued)

    to a shift in the mix of products sold in 1997 that carry lower profit margins than the products sold in 1996 and the gross profit margins of RTIE (acquired in February, 1997) are lower than the segment's historical gross profit margins. The Company's gross profit margins for the tire holder, lifts and related products segment increased to 18.2% and 16.7% for the three and six month periods ended June 30, 1997 compared to 15.9% and 12.6% for the same periods in 1996. The higher gross profit margins are due to increased units sold and improved manufacturing efficiencies.

    Selling, general and administrative expenses increased to $3.9 million and $7.9 million for the three and six months ended June 30, 1997 compared to $3.8 million and $7.4 million for the same periods in 1996. The increase of $.5 million for the year-to-date is attributed primarily to higher selling expense due to the higher sales and the acquisition of RTIE in February, 1997.

    Other income (expense) includes losses on foreign exchange of $57,000 and $229,000 for the three and six months ended June 30, 1997 compared to gains of $18,000 and $29,000 for the same period in 1996.

    Consolidated income taxes for the six month periods ended June 30, 1997 and 1996 are $1,803,000 and $884,000 which result in effective tax rates of 41.5% and 39.0%, respectively. The rate of tax in relation to pre-tax income in 1997 has been impacted by the settlement of a tax issue at one of the Company's European subsidiaries in the amount of approximately $80,000.

    Consolidated net income for the three and six month periods ended June 30, 1997 is $1,379,000 and $2,541,000 compared to $807,000 and
    $1,381,000 for the same periods in 1996. The higher earnings are a result of higher sales and higher gross profit margins for the quarter and higher sales, partially offset by slightly lower profit margins for the six months ended in 1997 compared to 1996.

    In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share", and Statement 129, "Disclosure of Information about Capital Structure", whose provisions are effective for the Company for fiscal years ending after December 15, 1997. Had the Company determined earnings per share based on the provisions of Statement 128 for the three and six months ended June 30, 1997, the results would have been presented as indicated below:

                                             Three Months      Six Months
                                               Ended             Ended
                                            June 30, 1997    June 30, 1997

    Earnings per common share                  $ .26            $ .49
    Earnings per common share
      assuming dilution                        $ .26            $ .48

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION


    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Continued)

    Liquidity and Capital Resources

    Consolidated net working capital decreased to $18.7 million at June 30, 1997 from $19.8 million at December 31, 1996. The decrease is due primarily to the acquisition of RTIE in February, 1997 and the payment of dividends of $.5 million, partially offset by the net earnings for the past six months. The major changes in the components of working capital are lower receivables by $13.4 million, lower current liabilities of $9.9 million, higher cash balances of $1.2 million and higher inventories of $1 million.

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

                        SELAS CORPORATION OF AMERICA

                         PART II - OTHER INFORMATION


    ITEM 4.  Submission of Matters to a Vote of Security Holders

    The 1997 Annual Meeting of Shareholders of the Company was held on April 22, 1997.

    At the 1997 Annual Meeting:

       (i) Messrs. Frederick L. Bissinger and Roy C. Carriker were re-elected to the Board of Directors of the Company for terms expiring at the 2000 Annual Meeting. In such election, 2,803,781 votes were cast for Mr. Bissinger and 2,808,081 votes were cast for Dr. Carriker. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed at the 1997 Annual Meeting by the holders of 257,782 shares withheld authority to vote for Mr. Bissinger and those filed by the holders of 253,482 shares withheld authority to vote for Dr. Carriker. No "broker nonvotes" were received at the 1997 Annual Meeting with respect to the election of directors;

       (ii) 3,045,270 shares were voted in favor of ratifying the appointment of KPMG Peat Marwick LLP as the Company's auditors for 1997 and 15,834 shares were voted against such proposal. Proxies filed at the 1997 Annual Meeting by the holders of 459 shares instructed the proxy holders to abstain from voting on such proposal. No "broker nonvotes" were received at the 1997 Annual Meeting with respect to this proposal.

    ITEM 6.  Exhibits and Reports on Form 8-K

    (a) Reports on Form 8-K - There were no reports on Form 8-K filed for the six months ended June 30, 1997.

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


                                           SELAS CORPORATION OF AMERICA
                                                  (Registrant)





    Date:   August 12, 1997
                                            Robert W. Ross
                                            Vice President and
                                            Chief Financial Officer