Form 10-Q
period 1997-09-30
SELAS CORP OF AMERICA
filed 1997-10-30
CIK 88790

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                                FORM 10-Q


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

 FOR THE PERIOD ENDED            SEPTEMBER 30, 1997

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


             CLASS                     OUTSTANDING AT OCTOBER 28, 1997
 COMMON SHARES, $1.00 PAR VALUE      5,577,324 (exclusive of 363,564
                                             treasury shares)

                      SELAS CORPORATION OF AMERICA


                               I N D E X

                                                            Page
                                                           Number
 PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

          Consolidated Balance Sheets as of
          September 30, 1997 and December 31, 1996 . . . . .  3, 4

          Consolidated Statements of Operations for the
          Three Months Ended September 30, 1997
          and 1996   . . . . . . . . . . . . . . . . . . . .  5

          Consolidated Statements of Operations for the
          Nine Months Ended September 30, 1997 and 1996. . .  6

          Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30,
          1997 and 1996  . . . . . . . . . . . . . . . . . .  7

          Consolidated Statement of Shareholders' Equity
          for the Nine Months Ended September 30, 1997 . . .  8

          Notes to Consolidated Financial Statements   . . .  9, 10, 11


       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations   . . . . . . . . . . . . . . . .  12, 13, 14




 PART II - OTHER INFORMATION



       Item 6.  Exhibits and Reports on Form 8-K   . . . . .  15

                         SELAS CORPORATION OF AMERICA

                         Consolidated Balance Sheets
                                   Assets

                                            September 30,     December 31,
                                               1997              1996
                                            (Unaudited)       (Audited)
 Current assets

   Cash, including cash equivalents of
     $2,113,000 in 1997 and $7,532,000
     in 1996  . . . . . . . . . . . . . .   $ 3,031,872      $ 8,343,820

   Accounts receivable (including unbilled
     receivables of $12,073,000 in 1997
     and $7,783,000 in 1996, less allowance
     for doubtful accounts of $696,000 in
     1997 and $787,000 in 1996) . . . . .    34,716,632       41,660,153

   Inventories  . . . . . . . . . . . . .     9,605,982        8,433,522

   Deferred income taxes  . . . . . . . .     2,761,010        2,051,580

   Other current assets . . . . . . . . .       537,855          623,169

       Total current assets . . . . . . .    50,653,351       61,112,244


 Investment in unconsolidated affiliate .       535,217          538,278

 Property, plant and equipment

   Land   . . . . . . . . . . . . . . . .     1,050,109        1,118,802

   Buildings .  . . . . . . . . . . . . .    10,845,569       11,499,609

   Machinery and equipment .  . . . . . .    22,075,945       19,455,946

                                             33,971,623       32,074,357

   Less:  Accumulated depreciation  . . .    16,946,992       15,362,577

     Net property, plant and equipment  .    17,024,631       16,711,780

 Deferred pension cost. . . . . . . . . .       183,723          225,060

 Excess of cost over net assets of acquired
   subsidiaries less accumulated amortization
   of $1,547,000 and $1,140,000 . . . . .    15,650,643       12,126,709

 Other assets including patents, less
   amortization . . . . . . . . . . . . .       804,356          448,201

                                            $84,851,921      $91,162,272
                                            ===========      ===========

      See accompanying notes to the consolidated financial statements.

                           SELAS CORPORATION OF AMERICA

                           Consolidated Balance Sheets
                      Liabilities and Shareholders' Equity

                                            September 30,     December 31,
                                               1997              1996
                                            (Unaudited)       (Audited)
 Current liabilities

  Notes payable . . . . . . . . . . . . . . $ 1,168,078      $   583,767

  Current maturities of long-term debt  . .   2,620,984        2,271,830

  Accounts payable  . . . . . . . . . . . .  17,717,952       20,169,143

  Federal, state and foreign income taxes .   1,596,587          926,823

  Customers' advance payments on contracts       88,050        4,854,880

  Guarantee obligations and estimated
   costs of service . . . . . . . . . . .     2,420,313        1,725,690

  Other accrued liabilities . . . . . . .     6,045,597       10,758,185

       Total current liabilities  . . . .    31,657,561       41,290,318

 Long-term debt   . . . . . . . . . . . .     7,696,204        6,836,593

 Pension plan obligation  . . . . . . . .       183,723          225,060

 Other postretirement benefit obligations     4,023,066        4,084,768

 Deferred income taxes. . . . . . . . . .     1,310,444        1,084,057

 Contingencies and commitments

 Shareholders' equity

  Common shares, $1 par; 10,000,000 shares
   authorized; 5,577,324 and 5,553,624
   shares issued, respectively. . . . . .     5,577,324        5,553,624

  Additional paid-in capital  . . . . . .    11,740,628       11,660,807

  Retained earnings . . . . . . . . . . .    22,658,007       19,672,731

  Foreign currency translation adjustment       386,901        1,136,251

  Less:  363,564 common shares held in
          treasury, at cost . . . . . . .      (381,937)        (381,937)

       Total shareholders' equity   . . .    39,980,923       37,641,476

                                            $84,851,921      $91,162,272
                                            ===========      ===========

         See accompanying notes to the consolidated financial statements.

                         SELAS CORPORATION OF AMERICA

                    Consolidated Statements of Operations
                                  (Unaudited)



                                           Three Months Ended
                                      September 30,     September 30,
                                          1997              1996

 Sales, net                           $28,328,138       $29,724,295

 Operating costs and expenses
   Cost of sales                       22,852,879        23,740,370
   Selling, general and
     administrative expenses            3,735,121         3,638,310

 Operating income                       1,740,138         2,345,615

 Interest (expense)                      (247,341)         (304,634)
 Interest income                           71,872            84,607
 Other income (expense), net              156,937          (101,680)

 Income before income taxes             1,721,606         2,023,908

 Income taxes                             582,448           684,031

 Net income                           $ 1,139,158       $ 1,339,877
                                      ===========       ===========



 Earnings per share

   Primary
     Income per common and
     common equivalent share                 $.21              $.25
                                      ===========       ===========

     Weighted average common
     shares outstanding                 5,374,000         5,277,000

   Fully diluted
     Income per common and
     common equivalent share                 $.21              $.25
                                      ===========       ===========

     Weighted average common
     shares outstanding                 5,383,000         5,296,000




     See accompanying notes to the consolidated financial statements.

                       SELAS CORPORATION OF AMERICA

                  Consolidated Statements of Operations
                                (Unaudited)


                                             Nine Months Ended
                                      September 30,    September 30,
                                          1997              1996

 Sales, net                           $86,334,612       $73,755,093

 Operating costs and expenses
   Cost of sales                       67,931,495        57,751,598
   Selling, general and
     administrative expenses           11,632,796        11,065,522

 Operating income                       6,770,321         4,937,973

 Interest (expense)                      (764,952)         (798,871)
 Interest income                          207,360           221,248
 Other income (expense), net             (146,599)          (71,518)

 Income before income taxes             6,066,130         4,288,832

 Income taxes                           2,385,789         1,567,858

 Net income                           $ 3,680,341       $ 2,720,974
                                      ===========       ===========
 Earnings per share

   Primary
     Income per common and
     common equivalent share                 $.69              $.52
                                      ===========       ===========

     Weighted average common
     shares outstanding                 5,360,000         5,253,000

   Fully diluted
     Income per common and
     common equivalent share                 $.68              $.51
                                      ===========       ===========

     Weighted average common
     shares outstanding                 5,382,000         5,296,000





     See accompanying notes to the consolidated financial statements.



                         SELAS CORPORATION OF AMERICA
                                     -7-
                    Consolidated Statements of Cash Flows
                                  (Unaudited)
                                               Nine Months Ended
                                         September 30,   September 30,
                                             1997            1996
 Cash flows from operating activities:
  Net income . . . . . . . . . . . . .   $ 3,680,341     $ 2,720,974
  Adjustments to reconcile net income to
   net cash provided by operating
    activities:
   Depreciation and amortization . . .     2,608,439       2,105,766
   Equity in (income) loss of unconsoli-
    dated affiliate  . . . . . . . . .        (1,967)         60,010
   (Gain) loss on sale of property and
    equipment    . . . . . . . . . . .         6,105          (1,240)
   Deferred taxes  . . . . . . . . . .      (508,732)       (404,795)
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts
     receivable. . . . .  . . . . . . .    3,507,647      (4,108,386)
    (Increase) in inventories . . . . .   (1,674,593)       (883,375)
    (Increase) decrease in other assets     (360,902)        501,480
     Increase in accounts payable . . .      965,971      11,441,656
     Increase (decrease) in accrued
      expenses  . . . . . . . . . . . .   (2,508,456)      1,880,571
    (Decrease) in customer advances . .   (4,206,834)     (1,391,912)
    (Decrease) in other liabilities . .      (10,653)        (27,292)
        Net cash provided by
        operating activities  . . . . .    1,496,366      11,893,457
 Cash flows from investing activities:
  Purchases of property, plant and
   equipment  . . . . . . . . . . . . .   (2,592,533)     (1,670,308)
  Proceeds from sale of property, plant
   and equipment .  . . . . . . . . . .        8,052          35,912
  Purchase of long term investment  . .         --            16,742
  Acquisition of subsidiary company,
   net of cash acquired . . . . . . . .   (5,151,620)           --
        Net cash (used) by investing
        activities    . . . . . . . . .   (7,736,101)     (1,617,654)
 Cash flows from financing activities:
  Proceeds from short-term bank
   borrowings                                670,119            --
  Proceeds from long-term borrowings         176,793            --
  Proceeds from borrowings to acquire
   subsidiary company . . . . . . . . .    3,500,000            --
  Repayments of short-term bank
   borrowings . . . . . . . . . . . . .       (7,404)     (1,329,248)
  Repayments of long-term debt  . . . .   (2,192,339)     (1,629,974)
  Proceeds from exercise of stock
   options  . . . . . . . . . . . . . .       91,269            --
  Payment of dividends  . . . . . . . .     (695,065)       (622,808)
        Net cash provided (used) by
        financing facilities  . . . . .    1,543,373      (3,582,030)
 Effect of exchange rate changes on
  cash  . . . . . . . . . . . . . . . .     (615,586)       (180,613)
 Net increase (decrease) in cash and
  cash equivalents  . . . . . . . . . .   (5,311,948)      6,513,160
 Cash and cash equivalents, beginning of
  period  . . . . . . . . . . . . . . .    8,343,820       3,912,364
 Cash and cash equivalents, end of
  period  . . . . . . . . . . . . . . .  $ 3,031,872     $10,425,524
                                         ===========     ===========

                           SELAS CORPORATION OF AMERICA

                    Consolidated Statement of Shareholders' Equity
                         Nine Months Ended September 30, 1997
                                    (Unaudited)

                                   Common Stock              Additional
                              Number of                       Paid-In
                               Shares          Amount         Capital

 Balance, January 1, 1997     5,553,624      $5,553,624     $11,660,807
 Net income
 Exercise of stock options       23,700          23,700          79,821
 Cash dividends paid
   ($.135 per share)
 Translation (loss)

 Balance, September 30, 1997  5,577,324      $5,577,324     $11,740,628
                               =========      ==========     ===========


                                               Foreign
                                               Currency
                                Retained     Translation
                                Earnings      Adjustment


 Balance, January 1, 1997     $19,672,731    $1,136,251
 Net income                     3,680,341
 Exercise of stock options
 Cash dividends paid
   ($.135 per share)             (695,065)
 Translation (loss)                            (749,350)

 Balance, September 30, 1997  $22,658,007    $  386,901
                               ==========     ==========

                                                Total
                                 Treasury    Shareholders'
                                  Stock         Equity

 Balance, January 1, 1997     $  (381,937)   $37,641,476
 Net income                                    3,680,341
 Exercise of stock options                       103,521
 Cash dividends paid
   ($.135 per share)                            (695,065)
 Translation (loss)                             (749,350)

 Balance,  September 30, 1997 $  (381,937)   $39,980,923
                               ==========     ==========


  (See accompanying notes to the consolidated financial statements)

                           SELAS CORPORATION OF AMERICA

                          PART I - FINANCIAL INFORMATION


 ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

 1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of September 30, 1997 and December 31, 1996, and the consolidated results of its operations for the three and nine months ended September 30, 1997 and 1996 and consolidated statements of shareholders' equity and cash flows for the nine months then ended.

 2. The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the 1996 Selas Corporation of America Annual Report.

 3.  Inventories consist of the following:

                                       September 30,   December 31,
                                            1997            1996

        Raw material                    $2,966,021      $2,601,927
        Work-in-process                  2,080,850       1,749,371
        Finished products and
          components                     4,559,111       4,082,224

                      Total             $9,605,982      $8,433,522
                                        ==========      ==========
 4.    Income Taxes

       Consolidated income taxes for the nine month periods ended September 30, 1997 and 1996 are $2,386,000 and $1,568,000 which result in effective tax rates of 39.3% and 36.6%, respectively. The rate of tax in relation to pre-tax income in 1997 has been impacted by the settlement of a tax issue at one of the Company's European subsidiaries in the amount of approximately $80,000.

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

             SELAS CORPORATION OF AMERICA

                    PART I - FINANCIAL INFORMATION

 ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)-
          (Continued)

 6. Statements of Cash Flows

    Supplemental disclosures of cash flow information:

                                               Nine Months Ended
                                         September 30,    September 30,
                                            1997              1996

      Interest received . . . . . . .    $  176,480       $  165,042
      Interest paid . . . . . . . . .    $  660,870       $  452,139
      Income taxes paid . . . . . . .    $1,469,521       $  864,387

 7. Accounts Receivable

    At September 30, 1997, the Company had $1,667,620 of trade accounts receivable due from the major U.S. automotive manufacturers and
    $2,713,324 of trade accounts receivable due from hearing aid manufacturers. The Company also had $21,356,756 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.

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




                                   -12


                      SELAS CORPORATION OF AMERICA

                     PART I - FINANCIAL INFORMATION


 ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

 Consolidated net sales for the three and nine months ended September 30, 1997 declined to $28.3 million from $29.7 million for the same period in
 1996.   Consolidated sales  for the  nine months  ended September  30, 1997 increased to $86.3 million compared to $73.8 million for the same period in 1996. Net sales for the heat processing segment decreased to $16.4 million for the quarter ended September 30, 1997 and increased to $51 million for the nine months ended September 30, 1997 compared to $19.7 million and
 $43.4  million for  the  same periods  in 1996.   The  lower sales  for the
 current quarter are due to the fact that several large engineered contracts are nearing completion and the negative impact of a stronger U.S. dollar on the Company's foreign operations. Higher sales for the nine months are due to progress made on several large engineered contracts in the first half of 1997, partially offset by the impact of the stronger U.S. dollar on the Company's foreign operations. Sales and earnings of large engineered system's contracts are recognized on a percentage-of-completion method. Such contracts generally require more than twelve months to complete. The sales backlog for the heat processing segment at September 30, 1997 is
 $16.9 million compared to $57.7 million at September  30, 1996.   Net  sales
 for the precision electromechanical and plastics component segment increased to $8.6 million and $24.6 million for the three and nine month periods ended September 30, 1997 compared to $6.8 million and $20.3 million
 for the  same periods in 1996.   The increase is primarily  due  to the
 acquisition in February, 1997 of RTI Electronics (formerly Rodan Division of Ketema) which accounted for the majority of the increase as its sales were $1.7 million and $4.1 million for the three and nine month periods in 1997. Net sales for the tire holders, lifts and related products' segment increased to $3.3 million and $10.7 million for the three and nine months ended September 30, 1997 compared to $3.2 million and $10 million for the same periods in 1996, due to higher tire lift sales to the Company's automotive customers.
 The Company's gross profit margin as a percentage-of-sales decreased to 19.3% and 21.4% for the three and nine month periods ended September 30,
 1997 compared  to 20.1% and  21.7% for  the same  periods in  1996.   Gross
 profit margins for the Company's heat processing segment for the three months ended September 30, 1997 decreased to 11.7% from 14.2% for the same period in 1996 and increased to 15.6% for the nine months ended September 30, 1997 from 15.2% for the same period in 1996. The current quarter's gross profit margins were impacted by higher costs on a contract that is nearing completion. Gross profit margins in the heat processing segment
 vary   markedly  from   contract   to  contract,   depending  on   customer
 specifications and





                                   -13

                      SELAS CORPORATION OF AMERICA

                     PART I - FINANCIAL INFORMATION

 ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

 other conditions related to the contract. Gross profit margins for the precision electromechanical and plastics component segment decreased to 35.3% and 35.7% for the three and nine months ended September 30, 1997 compared to 40.3% and 39.9% for the same periods in 1996. The decrease in gross profit margins is due to a shift in the mix of products sold by this segment in 1997 that carry lower gross profit margins than the products sold in 1996. This is driven by the February acquisition of RTI Electronics whose gross profit margins are lower than the segment's historical gross profit margins and to a lesser degree by a shift in the mix of products being sold to hearing aid manufacturers due to an increase in market demand for programmable hearing aids. Gross profit margins for the Company's tire holder, lifts and related products segment increased to 15% and 16.2% for the three and nine months ended September 30, 1997 from 13.8% and 13% for the same periods in 1996. The higher gross profit margins are due to increased units sold and improved manufacturing efficiencies.

 Selling, general and administrative expenses increased to $3.7 million and $11.6 million for the three month and nine month periods ended September 30, 1997 compared to $3.6 million and $11.1 million for the same periods in 1996. The increase is due to the February, 1997 acquisition of RTI Electronics, as their expenses for the quarter were $.2 million and $.5 million for the three and nine month periods ended September 30, 1997.

 Interest income for the three and nine months ended September 30, 1997 decreased to $72,000 and $207,000 compared to $85,000 and $221,000 for the same periods in 1996. Interest expense for the three and nine month periods ended September 30, 1997 decreased to $247,000 and $765,000 compared to $305,000 and $798,000 due to lower borrowings in the current year.

 Other income (expense) includes foreign exchange gain for the three months ended September 30, 1997 of $161,000 and a loss for the nine months ended September 30, 1997 of $68,000 compared to losses of $46,000 and $17,000 for the same periods in 1996.

 Consolidated income taxes for the nine month periods ended September 30, 1997 and 1996 are $2,386,000 and $1,568,000 which result in effective tax rates of 39.3% and 36.6%, respectively. The rate of tax in relation to pre-tax income in 1997 has been impacted by the settlement of a tax issue at one of the Company's European subsidiaries in the amount of approximately $80,000.




                                  -14


                      SELAS CORPORATION OF AMERICA

                     PART I - FINANCIAL INFORMATION


 ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

 Consolidated net income for the three and nine months periods ended September 30, 1997 is $1,139,000 and $3,680,000 compared to $1,340,000 and
 $2,721,000 for the same periods in 1996. The lower earnings for the current quarter are due to lower sales and lower gross profit margins. The higher nine months earnings are due to higher sales, slightly offset by lower gross profit margins.

 In February 1997, the Financial Accounting Standards Board issued Statement 128, "Earnings Per Share", and Statement 129, "Disclosure of Information about Capital Structure", whose provisions are effective for the Company for fiscal years ending after December 15, 1997. Had the Company determined earnings per share based on the provisions of Statement 128 for the three and nine months ended September 30, 1997, the results would have been presented as indicated below:

                                      Three Months      Nine Months
                                         Ended             Ended
                                      September 30,     September 30,
                                         1997              1997

 Earnings per common share              $ .22             $ .71
 Earnings per common share
   assuming dilution                    $ .21             $ .69

 Liquidity and Capital Resources

 Consolidated net working capital decreased to $19 million for the nine months ended September 30, 1997 from $19.8 million at December 31, 1996. The decrease is due primarily to the acquisition of RTIE in February, 1997 and the payment of dividends, partially offset by the net earnings for the nine months ended September 30, 1997. The major changes in the components of working capital are lower current liabilities of $9.6 million, lower receivables of $7 million, lower cash balances of $5.3 million, and higher inventories of $1.2 million.

 In September the Company announced an agreement to acquire MRL Industries, Sonora, California, for $16,750,000 in Selas stock which is intended to be accounted for as a pooling of interest and is subject to completion of due diligence and the approval of the Company's shareholders.

 The Company believes that its present working capital position, combined with funds expected to be generated from operations and the available borrowings capacity through its revolving credit loan facilities, will be sufficient to meet its anticipated cash requirements for operating needs and capital expenditures for 1997.






                                   -15-


                     SELAS CORPORATION OF AMERICA

                      PART II - OTHER INFORMATION





 ITEM 6.  Exhibits and Reports on Form 8-K

 (a)        The following Exhibit is filed as part of this report.

            10K. Agreement and Plan of Acquisition dated as of September 25, 1997 by and among the Company, Selas Acquisition Corporation, NII, Incorporated, Widmar, Inc. and certain shareholders of NII and Widmar, Inc. and certain shareholders of NII and Widmar, together with Exhibit A thereto, the form of the Agreement and Plan of Merger among the Company, Selas Acquisition Corporation and NII, Incorporated.

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


                                     SELAS CORPORATION OF AMERICA
                                          (Registrant)



 Date:  October 29, 1997                  Robert W. Ross
                                       Vice President and CFO






                                               EXHIBIT





                         AGREEMENT AND PLAN OF MERGER

                        DATED AS OF ____________, 1997

                                 BY AND AMONG


                        SELAS CORPORATION OF AMERICA,

                        SELAS ACQUISITION CORPORATION

                                     AND

                              NII, INCORPORATED












                         AGREEMENT AND PLAN OF MERGER


                                     THIS AGREEMENT AND PLAN OF  MERGER (the
 "Agreement")  is dated  as of                   , 1997  by and  among SELAS
 CORPORATION OF AMERICA, a Pennsylvania corporation ("Parent"), SELAS ACQUISITION CORPORATION, a California corporation ("Merger Sub"), and NII, INCORPORATED, a California corporation ("NII"). Merger Sub and NII are hereinafter sometimes collectively referred to as the "Constituent Corporations." Parent is a party to this Agreement as a third party and not as a Constituent Corporation.


                                  Background

                                     Merger  Sub  is   a  corporation   duly
 organized and validly existing under the laws of the State of California. The authorized capital stock of Merger Sub consists of 100 Common Shares, no par value ("Merger Sub Common Shares"), all of which shares are issued and outstanding as of the date hereof and owned by Widmar, Inc., a California corporation and wholly-owned subsidiary of Parent ("Widmar"). NII is a corporation duly organized and validly existing under the laws of the State of California. The authorized capital stock of NII consists of 100,000,000 Common Shares, no par value ("NII Common Shares"), of which, as of the date hereof, [28,586,067] NII Common Shares are issued and outstanding.

                                     The  parties  hereto are  entering into
 this Agreement in order to set forth the terms and conditions of the proposed merger of Merger Sub into NII (the "Merger"), the amendments to the articles of incorporation of the surviving corporation to be effected by the Merger, the mode of carrying the Merger into effect, the manner of converting the outstanding NII Common Shares and Merger Sub Common Shares and related matters. The parties hereto, together with certain shareholders of NII, have executed and delivered an Agreement and Plan of Acquisition dated as of September , 1997 (the "Acquisition Agreement"), setting forth certain representations, warranties, covenants and agreements with respect to the Merger and related transactions.

                                     The respective Boards of  Directors and
 shareholders of Merger Sub and NII, and the Board of Directors of Parent, by resolutions duly adopted, have approved and adopted this Agreement. The shareholders of Parent have approved the transactions contemplated by the Acquisition Agreement, including, without limitation, the issuance of the Common Shares, par value $1 per share, of Parent ("Parent Common Shares") to be issued in connection with the Merger.

                                    NOW, THEREFORE, in consideration of the
 foregoing and the respective representations, warranties, covenants and agreements set forth herein and in the Acquisition Agreement, the parties hereto, intending to be legally bound, hereby agree as follows:


                                  ARTICLE I

                                 DEFINITIONS

  A.        Definitions.   Capitalized terms  not  otherwise defined  herein
 shall have the meanings ascribed thereto in the Acquisition Agreement. As used herein, the following terms shall have the following meanings:

                                     "ACQUISITION AGREEMENT"  shall have the
 meaning set forth in the Background section hereof.

                                     "AGGREGATE SELAS SHARES" means a number
 of Parent Common Shares equal to the lesser of (x) a quotient equal to $16,750,000 divided by the Average Share Price and (y) 1,675,000; provided, however, that if Parent exercises the Selas Option (as defined in Section
 6.10 of the Acquisition Agreement), the Aggregate Selas Shares means a number of Parent Common Shares equal to a quotient equal to $16,750,000 divided by the Average Share Price. If between the first date that is used in calculating the Average Share Price and the Effective Time the issued and outstanding Parent Common Shares shall have been changed into a different number of or class of shares as the result of a stock dividend, a stock split, a reverse split, recapitalization, reclassification or other similar change in capitalization of Parent without the receipt of any consideration by Parent (such event, a "Parent Recapitalization"), the Aggregate Selas Shares shall be appropriately adjusted to reflect such stock dividend, subdivision, reclassification, recapitalization, split, combination or exchange.

                                     "AVERAGE SHARE PRICE" means the average
 of the daily closing prices per share of Parent Common Shares for the fifteen trading days ending seven trading days prior to the Closing Date. The closing price for each day shall be the last sale price, regular way, or, in case no such sale takes place on such day, the average of the closing bid and asked prices, regular way, in either case as reported in the principal consolidated transaction reporting system with respect to securities listed or admitted to trading on the American Stock Exchange.




                                     "CGCL" shall have the meaning set forth
 in Section 2.1.

                                     "DISSENTING  SHAREHOLDERS"  shall  have
 the meaning set forth in Section 4.2(a) hereof.

                                     "DISSENTING  SHARES"   shall  have  the
 meaning set forth in Section 4.2(a) hereof.

                                     "EFFECTIVE TIME" shall have the meaning
 set forth in Section 2.3 hereof.

                                     "EXCHANGE RATIO" shall mean  a fraction
 whose numerator equals the Non-Widmar Percentage of the Aggregate Selas Shares and whose denominator equals the number of issued and outstanding NII Common Shares immediately prior to the Effective Time other than NII Common Shares owned immediately prior to the Effective Time by Widmar.

                                     "MCENTIRE"   shall   mean  William   D.
 McEntire.

                                     "MERGER SUB COMMON  SHARES" shall  have
 the meaning set forth in the Background section hereof.

                                     "MERGER"  shall  have  the meaning  set
 forth in the Background section hereof.

                                     "NII  COMMON  SHARES"  shall  have  the
 meaning set forth in the Background Section hereof.

                                     "NON-WIDMAR  PERCENTAGE"  shall mean  a
 percentage equal to the percentage of the aggregate outstanding NII Common Shares immediately prior to the Effective Time that are owned immediately prior to the Effective Time by holders other than Widmar.

                                     "PARENT  RECAPITALIZATION"  shall  have
 the meaning set forth in the definition of Aggregate Selas Shares above.

                                     "SURVIVING CORPORATION"  shall have the
 meaning set forth in Section 2.1 hereof.





                                                             ARTICLE II

                                                             THE MERGER

            B. Merger of Merger Sub into NII. In accordance with the provisions of this Agreement, the Acquisition Agreement and the California General Corporation Law, as amended (the "CGCL"), at the Effective Time, Merger Sub shall be merged with and into NII, which shall be the surviving corporation (hereinafter sometimes referred to as the "Surviving Corporation"). After the Effective Time, the Surviving Corporation shall continue its corporate existence as a California corporation. At the Effective Time, the separate existence of Merger Sub shall cease.

            C. Effect of the Merger. At the Effective Time, the effect of the Merger shall be as provided in the applicable provisions of the CGCL. Without limiting the generality of the foregoing, and subject thereto and to the Acquisition Agreement, at the Effective Time, except as may be otherwise provided herein, the Surviving Corporation shall succeed, without other transfer, to all property, rights, privileges, powers and franchises of Merger Sub, and all debts, liabilities and duties of Merger Sub shall become the debts, liabilities and duties of the Surviving Corporation as if the Surviving Corporation had itself incurred them.

            D. Effective Time. The Merger shall become effective upon the filing with the Secretary of State of the State of California of a copy of this Agreement with the officers' certificates required by Section 1103 of the CGCL attached thereto (the "Effective Time").

                                                  ARTICLE III.

                            SURVIVING CORPORATION

            E. Articles of Incorporation. From and after the Effective Time and until amended in accordance with the CGCL, the articles of incorporation of Merger Sub in effect immediately prior to the Effective Time shall be amended as of the Effective Time so that Article I of such articles of incorporation reads in its entirety as follows: "The name of the corporation is __________." and, as so amended, such articles of incorporation shall be the articles of incorporation of the Surviving Corporation.




            F. Bylaws. From and after the Effective Time and until amended in the manner provided in the bylaws of Merger Sub and the CGCL, the bylaws of Merger Sub in effect immediately prior to the Effective Time shall be the bylaws of the Surviving Corporation.

            G.         Directors and Officers.

            a. The directors of Merger Sub at the Effective Time shall be the initial directors of the Surviving Corporation after the Effective Time and shall hold office from the Effective Time until their respective successors are duly elected or appointed and qualify in the manner provided in the articles of incorporation and bylaws of the Surviving Corporation or as otherwise provided by law.

            b. The officers of NII at the Effective Time shall be the initial officers of the Surviving Corporation after the Effective Time and shall hold office from the Effective Time until their respective successors are duly elected or appointed and qualify in the manner provided in the articles of incorporation and bylaws of the Surviving Corporation or as otherwise provided by law.


                                                     ARTICLE IV

           CONVERSION OF SHARES; EXCHANGE OF CERTIFICATES

            H. Conversion of NII Common Shares. At the Effective Time, by virtue of the Merger and without any action on the part of Parent, Merger Sub, NII or the holders of NII Common Shares:

            a. Each issued and outstanding Merger Sub Common Share shall be converted into and become one validly issued, fully paid and nonassessable Common Share, no par value per share, of the Surviving Corporation.

            b. Each NII Common Share that is (i) held in the treasury of NII, (ii) owned by any subsidiary of NII or
            (ii) owned by Parent or any subsidiary of Parent (including, without limitation, Widmar) or NII shall automatically be cancelled and retired and shall cease to exist, and no Parent Common Shares or other consideration shall be delivered or exchanged therefor.




 c. Subject to Section 4.4(c), each issued and outstanding NII Common Share (excluding Dissenting Shares and NII Common Shares described in Section 4.1(b)) shall be converted into a number of fully paid and nonassessable Parent Common Shares equal to the Exchange Ratio. As of the Effective Time, all such NII Common Shares shall no longer be outstanding and shall automatically be cancelled and retired and shall cease to exist and each holder of a certificate which immediately prior to the Effective Time represented any such NII Common Shares shall cease to have any rights with respect thereto, except the right to receive Parent Common Shares (and any cash in lieu of fractional Parent Common Shares) into which such NII Common Shares were converted upon surrender of such certificate in accordance with Section 4.3, without interest.

 I.         Dissenting Shareholders.

 a. Any NII Common Shares for which the holder thereof has, as of the Effective Time, asserted or preserved, and not effectively withdrawn or otherwise lost, his dissenters' rights pursuant to the CGCL (all such holders, collectively, the "Dissenting Shareholders" and all such shares, the "Dissenting Shares") shall not be converted into the right to receive the consideration described in Section 4.1(c), but the Dissenting Shareholders shall be entitled to payment of the value of the Dissenting Shares in accordance with the provisions of the CGCL; provided, however, that if, after the Effective Time, any Dissenting Shareholder fails to perfect or otherwise loses any such dissenters' rights pursuant to the CGCL, any such Dissenting Shareholder shall forfeit the right to appraisal of such Dissenting Shares, and such Dissenting Shares shall thereupon be deemed to have been converted into and to have been exchangeable for, as of the Effective Time, the right to receive the consideration described in
 Section 4.1(c) hereof, without any interest, unless otherwise required by law.

 b. NII shall give prompt notice to Parent with respect to any preservation or assertion of rights under the CGCL by any holder of NII Common Shares. NII shall not, except with the prior written consent of Parent, voluntarily make any payment with respect to, or settle or offer to settle, any rights of any Dissenting Shareholder.




 J.         Surrender of Certificates.

 a. At the Effective Time, the Representative shall surrender to Parent certificates that immediately prior to the Effective Time represented all of the then issued and outstanding NII Common Shares (other than Dissenting Shares). Parent shall mark all certificates delivered pursuant to this Section 4.3(a) to indicate their cancellation and shall promptly thereafter deliver the same to the Surviving Corporation for disposal. The holder of a certificate that represented issued and outstanding NII Common Shares immediately prior to the Effective Time shall have no rights after the Effective Time with respect to such NII Common Shares, except: (i) in the case of holders of NII Common Shares described in Section 4.1(c), to receive the consideration provided for in Section 4.1(c) or (ii) in the case of Dissenting Shareholders, to perfect the rights to appraisal for such shares which are Dissenting Shares or to receive the consideration provided for in Section 4.1(c) in accordance with
 Section 4.2(a).

 b. The Boards of Directors of Parent and the Surviving Corporation are empowered to adopt further rules and regulations, not materially inconsistent with the provisions of this Agreement, regarding the surrender and exchange of certificates that represented the issued and outstanding NII Common Shares immediately prior to the Effective Time.

 K.         Consideration and Payment.

 a. Subject to Section 4.4(b) below and the terms and conditions set forth in the Acquisition Agreement, in reliance upon the representations, warranties, covenants and agreements of NII and the Principal Shareholders contained in the Acquisition Agreement, and in consideration of the Merger and the other transactions contemplated by the Acquisition Agreement, Parent shall, at the Effective Time, deliver or cause to be delivered to the Representative, in full payment in respect of the Merger, certificates representing that number of whole Parent Common Shares to which the former holders of NII Common Shares described in Section 4.1(c) are entitled pursuant to Section 4.1(c) and the aggregate amount of cash in lieu of fractional Parent Common Shares to which such holders are entitled pursuant to Section 4.4(c). No interest will be paid or will accrue on any cash payable pursuant to Section 4.4(c) or on any dividends payable with respect to the whole Parent Common Shares deliverable hereunder. Such certificates shall be registered in the names of such former NII Shareholders, with a single certificate for each such holder reflecting the Parent Common Shares to which such holder is entitled based upon the NII Shareholder List furnished to Parent pursuant to Section ___ of the Acquisition Agreement; provided, however, that in order to facilitate the deposit into escrow contemplated by Section 8.7 of the Acquisition Agreement, the Parent Common Shares issuable to each Principal Shareholder shall be divided into two certificates, one representing the number of Parent Common Shares required to be deposited into escrow by such Principal Shareholder and the other representing the balance of the Parent Common Shares which such Principal Shareholder is entitled to receive hereunder.




 b. If the Representative delivers certificates to Parent pursuant to Section 4.3(a) hereof that represent fewer than all of the NII Common Shares described in Section 4.1(c), Parent shall be entitled to withhold from its delivery to the Representative pursuant to Section 4.4(a) the corresponding certificates for whole Parent Common Shares and cash in lieu of fractional shares until such date as such certificates are delivered by the Representative.

 c. Notwithstanding any other provision of this Agreement, each holder of NII Common Shares whose shares are converted in the Merger who would otherwise have been entitled to receive pursuant to the Merger a fraction of a Parent Common Share (after taking into account all NII Common Shares owned by such holder) shall receive, in lieu thereof, cash (without interest) in an amount, less the amount of any withholding taxes which may be required thereon, equal to such fractional part of a Parent Common Share multiplied by the Average Share Price (adjusted as appropriate to reflect any Parent Recapitalization). No certificates or scrip representing fractional Parent Common Shares shall be issued as a result of the Merger, and no such fractional share interest will entitle the owner thereof to vote or to any rights of a shareholder of Parent.

                                  ARTICLE V

                                MISCELLANEOUS
 L. Consummation. The obligation of each of the parties hereto to effect the Merger shall be subject to all of the terms and conditions to such party's obligations under the Acquisition Agreement.

 M. Amendment and Modification. The parties hereto may amend or modify this Agreement in any respect by action taken or authorized by their respective Boards of Directors at any time before or after approval hereof by the shareholders of NII or Parent but prior to the Effective Time; provided that, after such approval, no amendment shall be made which by law requires further approval by such shareholders without such further approval. This Agreement may not be amended or modified except in a writing signed on behalf of each party hereto.

 N. Termination. This Agreement shall automatically be terminated and the transactions contemplated herein shall automatically be abandoned upon a termination of the Acquisition Agreement.

 O. Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original, but which together shall constitute a single agreement.

 P. Governing Law. This Agreement shall be governed in all respects, including validity, interpretation and effect, by the laws of the State of California, to the extent applicable to the Merger, and in all other respects, by the laws of the Commonwealth of Pennsylvania, without regard to internal conflict of law principles.






                                     IN  WITNESS WHEREOF, Parent and each of
 the Constituent Corporations have caused this Agreement to be executed by their respective officers hereunto duly authorized, all as of the date first above written.


                                SELAS CORPORATION OF AMERICA


                                By:_______________________________
                                   Name:   Stephen F. Ryan
                                   Title:  President and CEO


                                By:_______________________________
                                   Name:   Robert W. Ross
                                   Title:  Secretary




                                SELAS ACQUISITION CORPORATION
                                By:_______________________________
                                   Name:   Stephen F. Ryan
                                   Title:  President and CEO



                                By:_______________________________
                                   Name:   Robert W. Ross
                                   Title:  Secretary



                                NII, INCORPORATED


                                By:_______________________________
                                   Name:   William D. McEntire
                                   Title:  President and CEO


                                By:_______________________________
                                   Name:   Suzanne M. McEntire
                                   Title:  Secretary





















                          AGREEMENT AND PLAN OF ACQUISITION

                            dated as of September 25, 1997

                                     by and among

                            SELAS CORPORATION OF AMERICA,

                            SELAS ACQUISITION CORPORATION,

                                  NII, INCORPORATED,

                      CERTAIN SHAREHOLDERS OF NII, INCORPORATED

                                         and

                           THE SHAREHOLDERS OF WIDMAR, INC.





                                  TABLE OF CONTENTS

                                                                       Page


          SECTION 1.  THE MERGER  . . . . . . . . . . . . . . . . . . .   2
               1.1  The Merger  . . . . . . . . . . . . . . . . . . . .   2
               1.2  Effective Time of Merger  . . . . . . . . . . . . .   2
               1.3  Closing . . . . . . . . . . . . . . . . . . . . . .   2

          SECTION 2.  REPRESENTATIONS AND WARRANTIES OF NII AND THE
                           PRINCIPAL SHAREHOLDERS . . . . . . . . . . .   2
               2.1  Organization  . . . . . . . . . . . . . . . . . . .   2
               2.2  Capitalization  . . . . . . . . . . . . . . . . . .   3
               2.3  Articles of Incorporation and Bylaws  . . . . . . .   4
               2.4  Power and Authority . . . . . . . . . . . . . . . .   4
               2.5  No Conflict; Consents and Approvals . . . . . . . .   5
               2.6  Investments and Subsidiaries  . . . . . . . . . . .   6
               2.7  Compliance with Laws  . . . . . . . . . . . . . . .   7
               2.8  Litigation; Orders  . . . . . . . . . . . . . . . .   8
               2.9  Financial Statements  . . . . . . . . . . . . . . .   8
               2.10 Absence of Undisclosed Liabilities  . . . . . . . .   9
               2.11 Title to Properties; Encumbrances . . . . . . . . .   9
               2.12 Condition and Sufficiency of Assets . . . . . . . .  10
               2.13 Accounts Receivable . . . . . . . . . . . . . . . .  10
               2.14 Inventory . . . . . . . . . . . . . . . . . . . . .  10
               2.15 Product Design; Warranties  . . . . . . . . . . . .  11
               2.16 Taxes . . . . . . . . . . . . . . . . . . . . . . .  11
               2.17 List of Certain Assets, Rights, Contracts, etc  . .  13
               2.18 Contracts . . . . . . . . . . . . . . . . . . . . .  15
               2.19 Intellectual Property . . . . . . . . . . . . . . .  16
               2.20 Customers and Suppliers . . . . . . . . . . . . . .  16
               2.21 Labor Matters . . . . . . . . . . . . . . . . . . .  17
               2.22 Employee Benefits . . . . . . . . . . . . . . . . .  19
               2.23 Relationships With Related Persons  . . . . . . . .  23
               2.24 Environmental Matters . . . . . . . . . . . . . . .  23
               2.25 Absence of Certain Changes and Events . . . . . . .  26
               2.26 Books and Records . . . . . . . . . . . . . . . . .  27
               2.27 Insurance . . . . . . . . . . . . . . . . . . . . .  28
               2.28  Brokers  . . . . . . . . . . . . . . . . . . . . .  30
               2.29  Information Supplied . . . . . . . . . . . . . . .  30
               2.30  Voting Requirements  . . . . . . . . . . . . . . .  30
               2.31  Accounting Matters . . . . . . . . . . . . . . . .  30
               2.32  Full Disclosure. . . . . . . . . . . . . . . . . .  30

          SECTION 3.  REPRESENTATIONS AND WARRANTIES OF PARENT AND
                           MERGER SUB . . . . . . . . . . . . . . . . .  31
               3.1  Organization and Good Standing  . . . . . . . . . .  31
               3.2  Power and Authorization . . . . . . . . . . . . . .  31
               3.3  No Conflict; Consents and Approvals . . . . . . . .  32
               3.4  Capitalization  . . . . . . . . . . . . . . . . . .  33
               3.5  Parent Common Shares  . . . . . . . . . . . . . . .  33
               3.6  SEC Reports; Financial Statements . . . . . . . . .  33
               3.7  Absence of Changes  . . . . . . . . . . . . . . . .  34





                                                                       Page

               3.8  Brokers . . . . . . . . . . . . . . . . . . . . . .  34
               3.9  Information Supplied  . . . . . . . . . . . . . . .  34
               3.10  Interim Operations of Merger Sub . . . . . . . . .  34
               3.11  Accounting Matters . . . . . . . . . . . . . . . .  34

          SECTION 4.  COVENANTS . . . . . . . . . . . . . . . . . . . .  35
               4.1  Conduct of Business by the Acquired Companies.    .  35
               4.2  Negative Covenants  . . . . . . . . . . . . . . . .  35
               4.3  Access to Information; Confidentiality  . . . . . .  36
               4.4  Preparation of the Registration Statement and the
                    Prospectus  . . . . . . . . . . . . . . . . . . . .  37
               4.5  Conditions to Closing; Consents and Approvals . . .  38
               4.6  Notifications . . . . . . . . . . . . . . . . . . .  39
               4.7  Shareholders' Meetings  . . . . . . . . . . . . . .  39
               4.8  Pooling Letter of NII's Accountants . . . . . . . .  40
               4.9  Pooling Letter of Parent's Accountants  . . . . . .  40
               4.10  Comfort Letters  . . . . . . . . . . . . . . . . .  40
               4.11  Additional Financial Statements  . . . . . . . . .  41
               4.12  Affiliates . . . . . . . . . . . . . . . . . . . .  41
               4.13  Pooling of Interests . . . . . . . . . . . . . . .  42
               4.14  NII ESOP . . . . . . . . . . . . . . . . . . . . .  42
               4.15 NII Shareholder List; Execution of Acknowledgement
                    and Consent . . . . . . . . . . . . . . . . . . . .  42
               4.16 Noncompetition  . . . . . . . . . . . . . . . . . .  42
               4.17 NII Disclosure Statement  . . . . . . . . . . . . .  44
               4.18 The Stock Acquisition . . . . . . . . . . . . . . .  44

          SECTION 5.  CERTAIN CONDITIONS PRECEDENT TO PARENT'S
                             AND MERGER SUB'S OBLIGATIONS . . . . . . .  48
               5.1  Representations and Warranties  . . . . . . . . . .  48
               5.2  Performance of Covenants  . . . . . . . . . . . . .  48
               5.3  Officer's Certificates  . . . . . . . . . . . . . .  48
               5.4  Parent Shareholder Approval . . . . . . . . . . . .  48
               5.5  Consents and Approvals  . . . . . . . . . . . . . .  48
               5.6  Legal Matters . . . . . . . . . . . . . . . . . . .  49
               5.7  Employment Agreements . . . . . . . . . . . . . . .  49
               5.8  Due Diligence Review  . . . . . . . . . . . . . . .  49
               5.9  Resignation of Directors and Officers . . . . . . .  49
               5.10  Opinion of Counsel . . . . . . . . . . . . . . . .  50
               5.11  Pooling Letters  . . . . . . . . . . . . . . . . .  50
               5.12  Affiliate Letters  . . . . . . . . . . . . . . . .  50
               5.13  Dissenters' Rights . . . . . . . . . . . . . . . .  50
               5.14  NII Shareholder Approval . . . . . . . . . . . . .  50
               5.15  Effectiveness of Registration Statement  . . . . .  50
               5.16  Listing of Parent Common Shares  . . . . . . . . .  50
               5.17  Net Worth  . . . . . . . . . . . . . . . . . . . .  50
               5.18  The Merger Agreement . . . . . . . . . . . . . . .  50
               5.19  Shareholder Signatories  . . . . . . . . . . . . .  50
               5.20  Escrow Agreement . . . . . . . . . . . . . . . . .  51
               5.21  GAAP Statements  . . . . . . . . . . . . . . . . .  51

                                                                       Page

               5.22  Waivers  . . . . . . . . . . . . . . . . . . . . .  51
               5.23 NII Disclosure Statement  . . . . . . . . . . . . .  51

          SECTION 6.     CERTAIN CONDITIONS PRECEDENT TO NII'S
                         OBLIGATIONS  . . . . . . . . . . . . . . . . .  51
               6.1  Representations and Warranties  . . . . . . . . . .  51
               6.2  Performance of Covenants  . . . . . . . . . . . . .  51
               6.3  Officer's Certificate . . . . . . . . . . . . . . .  51
               6.4  Parent Shareholder Approval . . . . . . . . . . . .  51
               6.5  Approvals . . . . . . . . . . . . . . . . . . . . .  52
               6.6  Legal Matters . . . . . . . . . . . . . . . . . . .  52
               6.7  NII Shareholder Approval  . . . . . . . . . . . . .  52
               6.8  Effectiveness of Registration Statement . . . . . .  52
               6.9  Opinion of Counsel  . . . . . . . . . . . . . . . .  52
               6.10 Average Share Price . . . . . . . . . . . . . . . .  52
               6.11 The Merger Agreement  . . . . . . . . . . . . . . .  52
               6.12 Listing of Parent Common Shares . . . . . . . . . .  52
               6.13 Escrow Agreement  . . . . . . . . . . . . . . . . .  53

          SECTION 7.  TERMINATION AND ABANDONMENT . . . . . . . . . . .  53
               7.1  Termination . . . . . . . . . . . . . . . . . . . .  53
               7.2  Procedure for Termination; Effect of Termination  .  53

          SECTION 8.  INDEMNIFICATION; ESCROW . . . . . . . . . . . . .  54
               8.1  Indemnification by Principal Shareholders . . . . .  54
               8.2  Indemnification by Parent . . . . . . . . . . . . .  54
               8.3  Limitations on Liability  . . . . . . . . . . . . .  54
               8.4  Procedure For Indemnification - Third Party
                    Claims  . . . . . . . . . . . . . . . . . . . . . .  55
               8.5  Procedure for Indemnification - Other Claims  . . .  57
               8.6  Acknowledgement; Release  . . . . . . . . . . . . .  57
               8.7  Escrow of Parent Common Shares  . . . . . . . . . .  57
               8.8  Appointment of Representative . . . . . . . . . . .  58

          SECTION 9.  GENERAL PROVISIONS  . . . . . . . . . . . . . . .  59
               9.1  Survival of Representations and Warranties  . . . .  59
               9.2  Notices . . . . . . . . . . . . . . . . . . . . . .  60
               9.3  Further Assurances  . . . . . . . . . . . . . . . .  61
               9.4  Costs and Expenses  . . . . . . . . . . . . . . . .  61
               9.5  Public Announcements  . . . . . . . . . . . . . . .  61
               9.6  Waiver; Amendment . . . . . . . . . . . . . . . . .  62
               9.7  Assignment and Benefit  . . . . . . . . . . . . . .  62
               9.8  Governing Law; Consent to Jurisdiction  . . . . . .  63
               9.9  Section Headings and Defined Terms  . . . . . . . .  63
               9.10  Severability . . . . . . . . . . . . . . . . . . .  64
               9.11  Counterparts . . . . . . . . . . . . . . . . . . .  64
               9.12  Entire Agreement . . . . . . . . . . . . . . . . .  64

                                       Exhibits


          EXHIBIT A   . . . . . . . . . . . .  Agreement and Plan of Merger

          EXHIBIT B . . . . . . . . . . . . .  Form of Employment Agreement

          EXHIBIT C . . . . . . . . . . . . . . .  Form of Escrow Agreement

          EXHIBIT D . . . . . . . . . . . . . . Acknowledgement and Consent

          EXHIBIT E . . . .  Form of Opinion of Carr, McClellan, Ingersoll,
                               Thomspon & Horn, Professional Corporation

          EXHIBIT F . . . . . Form of Opinion of Drinker Biddle & Reath LLP

                           AGREEMENT AND PLAN OF ACQUISITION


                    THIS AGREEMENT AND PLAN OF ACQUISITION is dated as of September 25, 1997, by and among SELAS CORPORATION OF AMERICA, a Pennsylvania corporation ("Parent"), SELAS ACQUISITION CORPORATION, a California corporation ("Merger Sub"), NII, INCORPORATED, a California corporation ("NII"), WIDMAR, INC., a California corporation ("Widmar"), RONALD E. ERICKSON and ELAINE
          B. ERICKSON, TRUSTEES OF THE ERICKSON 1994 REVOCABLE TRUST DATED APRIL 15, 1994 ("Erickson Trust"), RONALD E. ERICKSON, BERNIE A. FREDRICK, RHONDA FREDRICK, ROBERT E. TAMBEAU, JIMMI ROBERTS, JAMES ROBERTS, RICHARD J. MCENTIRE, SUZANNE M. MCENTIRE and WILLIAM D. MCENTIRE (Widmar, Erickson Trust, and such individuals, collectively, the "Principal Shareholders"). An index of defined terms is attached as an appendix hereto.


                                      BACKGROUND

                    NII is a holding company which owns, inter alia, all of the outstanding capital stock of MRL Industries, Inc., a California corporation ("MRL"). Widmar owns a substantial portion of the outstanding capital stock of NII. Bernie A. Fredrick, Rhonda Fredrick, James Roberts, Jimmi Roberts, William D. McEntire and Suzanne M. McEntire (collectively, the "Widmar Shareholders") own all of the outstanding capital stock of Widmar.

                    MRL is engaged in the business (the "Business") of manufacturing, distributing and servicing furnaces and related parts used in the fabrication of silicon wafers for semiconductor devices and other products.

                    The parties hereto desire to provide for the acquisition of the Business by Parent through the acquisition by Parent of all of the outstanding capital stock of Widmar (the "Stock Acquisition") followed by the merger of Merger Sub (which would become a subsidiary of Widmar immediately following the acquisition of Widmar by Parent) with and into NII in accordance with the California General Corporation Law (the "CGCL") and an Agreement and Plan of Merger (the "Merger Agreement") attached hereto as Exhibit A (the merger provided for therein being herein called the "Merger").

                    For Federal income tax purposes, it is intended that the Stock Acquisition and the Merger shall qualify as a reorganization within the meaning of Section 368 of the Internal Revenue Code of 1986, as amended (the "Code").

                    For financial accounting purposes, it is intended that the Stock Acquisition and the Merger will be accounted for as a pooling of interests.





                    NOW, THEREFORE, in consideration of the premises and the mutual representations, warranties, covenants and agreements herein contained, the parties hereto, intending to be legally bound, hereby agree as follows:


                                SECTION 1.  THE MERGER

                    1.1 The Merger. In accordance with the terms and conditions of the Merger Agreement and the CGCL, at the Effective Time (as defined in Section 1.2 hereof), Merger Sub shall be merged with and into NII and the separate existence of Merger Sub shall thereupon cease. At the election of Parent, any direct or indirect wholly-owned subsidiary of Parent may be substituted as a constituent corporation in the Merger. In such event, the parties hereto shall execute an appropriate amendment to this Agreement and to the Merger Agreement in order to reflect such substitution.

                    1.2 Effective Time of Merger. The Merger shall become effective upon the filing of a copy of the properly executed Merger Agreement, together with the officers' certificates required by the CGCL, with the Secretary of State of the State of California (the date and time when such event has occurred is referred to herein as the "Effective Time"). Such filing shall be made as soon as practicable after the closing of the transactions contemplated in this Agreement in accordance with Section 1.3 hereof.

                    1.3 Closing. The closing of the transactions contemplated by this Agreement (the "Closing") shall take place at the offices of Drinker Biddle & Reath LLP, 1100 Philadelphia National Bank Building, 1345 Chestnut Street, Philadelphia, Pennsylvania 19107, at 10:00 a.m., local time, on a date to be specified by NII and Parent that may be on, but shall be no later than the fifth business day following, the day on which all conditions to Closing set forth in Sections 5.4, 5.13, 5.14, 6.4 and 6.7 hereof are satisfied or waived, or at such other date, time and place as NII and Parent shall mutually agree (the date on which the Closing occurs is referred to herein as the "Closing Date").


               SECTION 2. REPRESENTATIONS AND WARRANTIES OF NII AND THE PRINCIPAL SHAREHOLDERS

                    NII and the Principal Shareholders hereby jointly and severally represent and warrant to Parent and Merger Sub as follows:

                    2.1 Organization. Each of NII, MRL and NII's other subsidiaries listed in subclause (i) of Section 2.6
          (collectively, the "Acquired Companies" and individually, an

          "Acquired Company") is a corporation duly organized, validly existing and in good standing under the laws of the jurisdiction of its incorporation. Each Acquired Company has all necessary corporate power and corporate authority to carry on its business as presently conducted, to own, lease and operate all of the properties and the assets that it owns or leases and to perform all its obligations under each agreement and instrument by which it is bound. Each Acquired Company is duly qualified to do business as a foreign corporation and is in good standing under the laws of each jurisdiction in which the character or location of the properties and assets owned or leased by it or the nature of its activities requires such qualification.

                    2.2  Capitalization.

                         (a) NII's authorized capital stock consists of 100,000,000 shares, no par value ("NII Common Shares"). As of the date of this Agreement, there were 28,586,067 NII Common Shares issued and outstanding. Except as described in Section 2.2(a) of the disclosure statement to be delivered by NII to Parent promptly following the execution of this Agreement as contemplated by
          Section 4.17 (the "NII Disclosure Statement"), there are no outstanding options, rights, warrants or other agreements or commitments of any nature whatsoever (either firm or conditional) obligating any Acquired Company or, to the knowledge of the Acquired Companies, any shareholder thereof to issue, deliver or sell, or cause to be issued, delivered or sold, any shares of capital stock or other equity securities of any Acquired Company or obligating any Acquired Company or, to the knowledge of the Acquired Companies, any shareholder thereof to grant, extend or enter into any such option, right, warrant, agreement or commitment. Section 2.2(a) of the NII Disclosure Statement sets forth the name of, and the number of NII Common Shares owned by, each shareholder of NII as of the date hereof. Except as described in Section 2.2(a) of the NII Disclosure Statement, each of the issued shares of capital stock of each Acquired Company has been duly authorized and validly issued and is fully paid and nonassessable and has not been issued in violation of (nor are any of the authorized shares of capital stock of any Acquired Company subject to) any preemptive or similar rights created by statute, the articles of incorporation or bylaws (or the equivalent organizational documents) of any Acquired Company or any agreement to which any Acquired Company is a party or is bound, and all of such issued and outstanding shares owned by any Acquired Company are owned free and clear of all security interests, liens, claims, pledges, charges, easements, equitable interests, conditions, options, rights of first refusal, mortgages, deeds of trust, restrictions of any kind, including any restriction on use, voting, transfer, receipt of income or exercise of any other attribute of ownership, or other encumbrances of any nature whatsoever (each, an "Encumbrance" and collectively, "Encumbrances").

                         (b) Except as described in Section 2.2(b) of the NII Disclosure Statement and except for the provisions of Section
          4.7 hereof, there are no shareholders' agreements, voting trusts, proxies or other agreements or arrangements restricting transfers or voting of any of the capital stock of any Acquired Company.

                         (c) Except as described in Section 2.2(c) of the NII Disclosure Statement, there are no obligations, contingent or otherwise, of any Acquired Company to (i) repurchase, redeem or otherwise acquire any securities of any Acquired Company or (ii) provide material funds to, or make any material investment in (in the form of a loan, capital contribution or otherwise) or provide any guarantee with respect to the material obligations of any Acquired Company.

                         (d) Section 2.2(d) of the NII Disclosure Statement sets forth the authorized, issued and outstanding capital stock and other securities of each Acquired Company other than NII.

                         (e) No securities of any of the Acquired Companies are or ever have been (i) registered under or required to be registered under the Securities Act of 1933, as amended (the "Securities Act"), the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or equivalent laws of any state, local or foreign jurisdiction, (ii) offered to the public, or (iii) listed for trading on any stock exchange, market or system; and no registration statement or application has been filed, nor agreement entered into, to so register or list any such securities or to offer them to the public.

                    2.3 Articles of Incorporation and Bylaws. NII has heretofore furnished or made available to Parent complete and correct copies of the articles of incorporation and the bylaws (or the equivalent organizational documents) of each Acquired Company, in each case as amended or restated to date. Neither NII nor MRL is in violation of its articles of incorporation or bylaws (or equivalent organizational documents), and no other Acquired Company is in violation of its articles of incorporation or, except as may be immaterial, its bylaws.

                    2.4 Power and Authority. NII has all requisite corporate power and corporate authority to execute, deliver and (subject to, in the case of the Merger, the approval and adoption of this Agreement and the Merger Agreement by the shareholders of NII as contemplated by Section 5.14 hereof) perform its obligations under this Agreement, the Merger Agreement and all other agreements and documents required to be delivered by it prior to or at the Closing (collectively, the "NII Transaction Documents"). The execution, delivery and performance by NII of the NII Transaction Documents have been duly authorized by all necessary corporate action on the part of NII (subject to, in the case of the Merger, the approval and adoption of this Agreement and the Merger Agreement by the shareholders of NII as contemplated by Section 5.14 hereof). This Agreement has been duly and validly executed and delivered by NII and each of the Principal Shareholders and, assuming due authorization, execution and delivery thereof by Parent and Merger Sub, constitutes the legal, valid and binding obligation of each of NII and each Principal Shareholder, enforceable against each of them in accor-dance with its terms. When executed and delivered as contemplated herein, each of the other NII Transaction Documents shall, assuming due authorization, execution and delivery by the other parties thereto, constitute a legal, valid and binding obligation of each of NII and each Principal Shareholder that is a party thereto, enforceable against each of them that is a party thereto in accordance with its terms.

                    2.5  No Conflict; Consents and Approvals.

                         (a) Except as described in Section 2.5 of the NII Disclosure Statement, the execution and delivery of this Agreement do not, and the execution and delivery of the Merger Agreement and the consummation of the transactions contemplated by the NII Transaction Documents will not (in each case, with or without the passage of time or the giving of notice):

                               (i)  violate or conflict with (A) the
          articles of incorporation or bylaws (or equivalent organizational documents) of any of the Acquired Companies or (B) any law, statute, regulation, permit, license, certificate, judgment, order, award or other decision or requirement of any arbitrator, court, government or governmental agency or instrumentality (federal, state, local or foreign) (collectively, "Laws") applicable to any Principal Shareholder or any of the Acquired Companies or by or to which any properties or assets of any of the Acquired Companies or any Principal Shareholder is bound or subject;

                              (ii)  violate or conflict with, result in a
          breach of, or constitute a default or otherwise cause any loss of benefit under, or give to others any rights (including rights of termination, amendment, foreclosure, cancellation or acceleration), in or with respect to, any Contract to which any of the Acquired Companies or any Principal Shareholder is a party or by which any assets or properties of any of the Acquired Companies or any Principal Shareholder is bound or affected or any Authorization held by any Acquired Company; or

                              (iii)  result in, require or permit the
          creation or imposition of any Encumbrance upon or with respect to any of the Acquired Companies or any properties or assets of any of the Acquired Companies or any Principal Shareholder.

                         (b) The execution and delivery of this Agreement by NII and the Principal Shareholders do not, and the execution and delivery of the Merger Agreement by NII and the consummation by NII and the Principal Shareholders of the transactions contemplated by the NII Transaction Documents will not, require any of the Acquired Companies to obtain any consent, license, permit, waiver, approval, authorization or order of, or to make any filing, registration or declaration with or notification to, any court, government, governmental agency or instrumentality (federal, state, local or foreign), except (i) the pre-merger notification requirements of the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the "HSR Act"), (ii) the filing and recordation of appropriate merger documents as required under California law and (iii) any such consent, license, permit, waiver, approval, authorization, order, registration, notification, filing or declaration, the failure to obtain or make which would not prevent or delay consummation of the Merger or otherwise prevent NII or the Principal Shareholders from performing any of their respective obligations under the NII Transaction Documents and would not result in a material adverse effect on the financial condition, results of operations, business or prospects of any of the Acquired Companies or permit the termination of, or make void or voidable by any individual, corporation (including any non-profit corporation), general or limited partnership, limited liability company, joint venture, estate, trust, association or other entity or governmental authority or instrumentality (each, a "Person"), or constitute a default or give rise to any liability to any third party under, any Contract to which any of the Acquired Companies is a party or by which any assets or properties of any of the Acquired Companies is bound or affected, any Authorization held by any Acquired Company or any Laws.

                         (c) There are no actions, proceedings or, to the knowledge of the Acquired Companies, investigations pending or, to the knowledge of the Acquired Companies, threatened, that question any of the transactions contemplated by this Agreement or the validity of any of the NII Transaction Documents or which, if ad-versely determined, could reasonably be expected to have a mater-ial adverse effect upon NII's or the Principal Shareholders's ability to enter into or perform their respective obligations under the NII Transaction Documents.

                    2.6 Investments and Subsidiaries. Except for (i) NII's direct record and beneficial ownership of all of the outstanding capital stock of Thermtec, Inc., a California corporation, and Tuolumne Fabrication, Inc., a California corporation, (ii) NII's direct beneficial and record ownership of all of the outstanding capital stock of MRL, and (iii) NII's direct record and beneficial ownership of 51,000 shares of capital stock of Western Sales Engineering Inc., a California corporation ("Western"), which common shares constitute approximately 21.5% of the outstanding capital stock of Western, NII does not directly or indirectly own, control or have any investment or other equity interest in any Person. Except as described in Section 2.6 of the NII Disclosure Statement, none of the Acquired Companies has agreed, contingently or otherwise, to share any profits, losses, costs or liabilities or to indemnify any Person or to guaranty the obligations of any Person. The Business is, and has since November 1, 1993 been, conducted solely by and through the Acquired Companies other than NII and through or by no other Person. All of the outstanding capital stock and other equity securities of each Acquired Company other than NII are owned beneficially and of record by NII.

                    2.7  Compliance with Laws.

                         (a) Each of the Acquired Companies is, and has at all times since October 31, 1995 and, to the knowledge of the Acquired Companies, between October 31, 1993 and October 31, 1995 been, in compliance with all applicable Laws and does not have any basis to expect and has not received any notice, order or other communication from any government, governmental agency or instrumentality of any alleged, actual, or potential violation of or failure to comply with any material Laws.

                         (b)  Without limiting the generality of the
          foregoing, none of the Acquired Companies and no Person acting on behalf of any of the Acquired Companies has made any payment to, or conferred any benefit directly or indirectly on, any supplier, customer, employee or agent of a supplier or customer or any official or employee of any government or agency or instrumentality or any political party or candidate for office that was unlawful either in the United States or in the place where, and at the time when, such payment or benefit was authorized, given or received.

                         (c) Each of the Acquired Companies is and has at all times since October 31, 1993 been in possession of all federal, state, local, foreign and other governmental consents, licenses, permits, variances, franchises, exemptions, approvals, grants and authorizations (collectively "Authorizations") necessary to own, lease and operate its properties and to carry on its business as currently conducted and as conducted at all material times in the past. Such Authorizations are in full force and effect without any default or violation thereunder by any of the Acquired Companies or, to the knowledge of the Acquired Companies, by any other party thereto. None of the Acquired Companies has received any notice of any claim or charge that any of the Acquired Companies is or at any material time in the past has been in violation of or in default under any such Authorization. No such Authorization currently in effect shall be affected by the transactions contemplated herein. No Acquired Company has received any notice that any such Authorization currently in effect may be revoked or may not in the ordinary course be renewed upon its expiration.

                    2.8  Litigation; Orders.  (a)  Except as described in
          Section 2.8(a) of the NII Disclosure Statement, there are no, and during the last four years there have not been any, claims, actions, suits, proceedings (arbitration or otherwise) or, to the knowledge of the Acquired Companies, investigations involving or affecting any of the Acquired Companies, any properties or assets of any of the Acquired Companies or any directors, officers or shareholders of any of the Acquired Companies in their capacities as such, before or by any court, government, governmental agency or instrumentality (federal, state, local or foreign), or before
          an arbitrator of any kind.   To the knowledge of the Acquired
          Companies, no such claim, action, suit, proceeding or investiga-tion is presently threatened or contemplated. To the knowledge of the Acquired Companies, there are no facts which could reasonably serve as a basis for any such claim, action, suit, proceeding or investigation that could reasonably be expected to present a material risk of loss to any Acquired Company. There are no unsatisfied judgments, penalties or awards against or affecting any of the Acquired Companies or any properties or assets of any of the Acquired Companies.

                         (b) Except as described in Section 2.8(b) of the NII Disclosure Statement, there is no material award, injunction, judgment, order, ruling, subpoena (that has been served) or verdict or other decision entered, issued, made or rendered by any court, arbitrator, government or governmental agency or instrumentality, or agreement with any government or governmental agency or instrumentality (federal, state, local or foreign) (collectively, "Orders") to which any Acquired Company or any of their assets or properties is subject. To the knowledge of the Acquired Companies, no officer, director, partner, shareholder or employee of any Acquired Company is subject to any Order that prohibits such officer, director, partner, shareholder or employee from engaging in or continuing any conduct, activity or practice relating to the Business. The Acquired Companies have each complied in all respects with the terms and conditions of each Order applicable to any of them.

                    2.9  Financial Statements.

                         (a) Section 2.9(a) of the NII Disclosure Statement includes the following unaudited consolidated financial statements of NII (collectively, the "Existing Financial Statements"): (i) the consolidated balance sheet as of October 31, 1996 and October 31, 1995 and the related consolidated statements of income for the fiscal years then ended and (ii) the consolidated balance sheet as of July 31, 1997, together with the related consolidated statement of income for the nine months then ended. The Existing Financial Statements have not in all respects been prepared in accordance with United States generally accepted accounting principles ("GAAP").

                         (b) As promptly as practicable after the date hereof, NII shall deliver to Parent the following financial statements (collectively, the "GAAP Statements"): (i) the consolidated and consolidating balance sheet of NII as of October 31, 1996 and as of October 31, 1995 and October 31, 1994 and the related consolidated and consolidating statements of income and retained earnings, shareholders' equity and cash flow for each of the fiscal years then ended, together, in the case of the financial statements for the year ending October 31, 1996, with the report thereon of Meredith, Cardozo, Lanz & Chiu LLP, independent accountants; (ii) the consolidated balance sheet of NII as at July 31, 1997 (including notes thereto, the "Interim NII Balance Sheet"), and the related consolidated statements of income and retained earnings, shareholders' equity and cash flow for the nine months then ended, together with the corresponding period of the preceding fiscal year, together with the report thereon of Meredith, Cardozo, Lanz & Chiu LLP. The GAAP Statements and notes will be true, complete and correct in all material respects, will be prepared from the books and records of NII and its subsidiaries and will fairly present the consolidated financial condition, cash flow and results of operations of NII as of the respective dates thereof and for the periods therein referred to, all in accordance with GAAP consistently applied.

                    2.10 Absence of Undisclosed Liabilities. There are no liabilities of any of the Acquired Companies (whether absolute, accrued, contingent or otherwise), except liabilities: (a) described in Section 2.10 of the NII Disclosure Statement; (b) as, and only to the extent, reflected or reserved against in the Interim NII Balance Sheet or disclosed in the notes thereto; or
          (c) incurred in the ordinary course of business consistent with past practice after July 31, 1997 and prior to the Closing Date and which are neither material in amount nor inconsistent with any of the representations or warranties made herein.

                    2.11 Title to Properties; Encumbrances. Section 2.11 of the NII Disclosure Statement contains a complete and accurate list of all interests in real property owned, leased or occupied by any of the Acquired Companies. Except as described in the following sentence, each of the Acquired Companies has good, valid and marketable title to, or a valid leasehold interest in, all of its properties and assets (real, personal and mixed, tangible and intangible), including, without limitation, all the properties and assets reflected in the Interim NII Balance Sheet (except for properties and assets not material, individually or in the aggregate, to the Business that were disposed of in the ordinary course of business consistent with past practices since July 31,
          1997). None of such properties or assets are subject to any liability, obligation or Encumbrance of any kind (whether absolute, accrued, contingent or otherwise), except (i) as set forth in Section 2.11 of the NII Disclosure Statement, and (ii) minor imperfections of title and Encumbrances, if any, which are not substantial in amount, do not materially detract from the value of the property or assets subject thereto and do not impair the operations of any of the Acquired Companies. All buildings, plants and structures owned by any Acquired Company lie wholly within the boundaries of the real property owned by such Acquired Company and do not encroach upon the property of, or otherwise conflict with the property rights of, any other Person, and, to the knowledge of the Acquired Companies, all buildings, plants and structures leased by any Acquired Company lie wholly within the boundaries of the real property leased by such Acquired Company and do not encroach upon the property of, or otherwise conflict with the property rights of, any other Person. No condemnation proceeding is pending or, to the knowledge of the Acquired Companies, threatened with respect to any real property identified in the NII Disclosure Statement, nor, to the knowledge of the Acquired Companies, is any change in any Law pending or threatened which would interfere with the use of any such building, structure or other appurtenance thereon.

                    2.12 Condition and Sufficiency of Assets. All of the buildings, plants, structures and equipment owned, leased or used by each Acquired Company are structurally sound, are in good operating condition and repair, and are adequate for the uses to which they are being put, and none of such buildings, plants, structures, or equipment is in need of maintenance, repairs or improvements except for ordinary, routine maintenance and repairs that are not material in nature or cost. All of the buildings, plants, structures and equipment of the Acquired Companies are sufficient for the continued conduct of the Business after the Closing in substantially the same manner as it has been conducted since October 31, 1993.

                    2.13 Accounts Receivable. All accounts and notes receivable reflected in the Interim NII Balance Sheet or that are reflected on the accounting records of any Acquired Company as of the Closing Date (collectively, the "Accounts Receivable") represent or will represent valid obligations from bona fide sales actually made or services actually performed by an Acquired Company in the ordinary course of business. Unless paid prior to the Closing Date, the Accounts Receivable are or will be as of the Closing Date current and collectible net of the respective reserves shown on the Interim NII Balance Sheet or on the accounting records of the Acquired Companies as of the Closing Date (which reserves are adequate and calculated consistent with past practice and, in the case of the reserve as of the Closing Date, will not exceed $15,000).

                    2.14 Inventory. All inventory of the Acquired Companies, whether or not reflected in the Interim NII Balance

          Sheet, consists of a quality and quantity useable and salable in the ordinary course of business consistent with past practice, except for obsolete items and items of below-standard quality, all of which have been written off or written down to net realizable value in the Interim NII Balance Sheet or on the accounting records of the Acquired Companies as of the Closing Date, as the case may be. All inventories not written off have been priced at the lower of cost or market on a first in, first out basis. The quantities of each item of inventory (whether raw materials, work-in-process, or finished goods) are not excessive, but are reasonable in the present circumstances of the Acquired Companies. All work in process and finished goods inventory is free of any defect or other deficiency.

                    2.15 Product Design; Warranties.

                         (a) Except as described in Section 2.15(a) of the NII Disclosure Statement, (i) no Acquired Company has agreed to become, or is otherwise responsible for, consequential damages;
          (ii) there are no warranties (express or implied) outstanding with respect to any products created, manufactured, sold, distributed or licensed, or any services rendered, by any of the Acquired Companies other than any such implied by law pursuant to Sections 2-312 and 2-314 of the Uniform Commercial Code; (iii) there are no material design, manufacturing or other material defects, latent or otherwise, with respect to any such products; and (iv) such products are not toxic. A copy of each standard warranty of each Acquired Company is included in Section 2.15 of the NII Disclosure Statement. Except as described in Section 2.15(a) of the NII Disclosure Statement, no Acquired Company has modified or expanded its warranty obligation to any customer beyond that set forth in such standard warranties. No products have been sold or distributed by any Acquired Company under an understanding that such products would be returnable.

                         (b)  The NII Interim Balance Sheet reflects
          appropriate reserves for product design and warranty claims.

                    2.16 Taxes.

                         (a) All federal, state, local and foreign returns, statements and reports relating to Taxes (or extensions relating thereto) required to be filed by or with respect to any of the Acquired Companies or any affiliate thereof, including, without limitation, those relating to or affecting the Business, have been filed on a timely basis with the appropriate governments or governmental agencies or instrumentalities in all jurisdictions in which such returns, statements and reports are required to be filed, and all such returns, statements, and reports were true and correct when filed.

                         (b) All federal, state, local and foreign income, profits, franchise, sales, use, payroll, premium, occupancy, prop-erty, severance, excise, withholding, value added, unemployment, business privilege, transfer and other taxes and governmental charges and customs duties (including, without limitation, interest and penalties) (collectively, "Taxes") due from or required to be remitted by any of the Acquired Companies or any affiliate thereof with respect to taxable periods ending on or prior to, and the portion of any interim period up to, the Closing Date, have been fully and timely paid or, to the extent not yet due and payable, have been adequately provided for on the Interim NII Balance Sheet or, in the case of Taxes accruing after July 31, 1997, on the books and records of the Acquired Companies.

                         (c)  There are no levies, liens, or other
          encumbrances existing, threatened or pending with respect to any assets or properties of any Acquired Company relating to any Taxes.

                         (d)  Section 2.16(d) of the NII Disclosure
          Statement lists all federal, state, local and foreign income, franchise sales and use tax returns of, or covering, any of the Acquired Companies or affiliates which have been examined or which are currently under examination by the Internal Revenue Service or by other appropriate taxing authorities, and, except as and to the extent described in Section 2.16(d) of the NII Disclosure Statement or provided for on the Interim NII Balance Sheet, all deficiencies asserted or assessments made as a result of such examinations have been fully paid, and there are no other unpaid deficiencies asserted or assessments made by any taxing authority against any of the Acquired Companies or affiliates thereof or otherwise affecting any assets or properties of any of the Acquired Companies.

                         (e)  Section 2.16(e) of the NII Disclosure
          Statement lists all elections by or with respect to any of the Acquired Companies for federal or state income or franchise tax purposes that are currently applicable. None of the Acquired
          Companies: has filed any consent under section 341(f)(1) of the Code or agreed to have the provisions of Code section 341(f)(2) apply to any dispositions of "subsection (f) assets" as such term is defined in Code section 341(f)(4); has agreed to or is required to make any adjustments under Code section 481(a) by reason of a change in accounting method or otherwise; employs the LIFO method of accounting for inventories for federal income tax purposes; has made a transfer of intangible property on which Code section 367(d) or 482 will require the recognition of additional income for any period after the date hereof; or owns stock in a "passive foreign investment company" within the meaning of Code section 1296(a). The books and records of each of the Acquired Companies are sufficient to prove the correctness of all tax returns for open tax years and to determine and to prove the adjusted tax basis for federal income tax purposes of each asset of each of the Acquired Companies.

                         (f) Except as described in Section 2.16(f) of the NII Disclosure Statement, none of the Acquired Companies is a party to any tax sharing agreement or tax indemnification agreement.

                         (g)  No Acquired Company has any agreement,
          contract or commitment that provides for any payment that could constitute an "excess parachute payment" within the meaning of
          Section 280G of the Code.

                    2.17 List of Certain Assets, Rights, Contracts, etc.
          Section 2.17 of the NII Disclosure Statement contains a complete and accurate list of and reasonably complete details concerning each item described below, and NII has delivered or made available to Parent true and complete copies of each written Contract described below (and, in the case of oral Contracts, a true and complete description thereof):

                         (a) All vehicles, items of machinery, equipment and other tangible assets with a book or fair market value in excess of $3,000 in respect of any item, owned, leased, used or held by any Acquired Company and the location thereof (together, if applicable, with the identity of the lessor and lessee, the annual rental and unexpired term of the lease);

                         (b) All Authorizations currently in effect held by any Acquired Company or that otherwise relate to the business of, or to any of the assets owned or used by, any Acquired Company;

                         (c) All (i) fictitious business names, tradenames, registered and unregistered trademarks, service marks and related applications, (ii) patents, patent rights and patent applications,
          (iii) registered and unregistered copyrights in published and material unpublished works, computer programs and software (other than commercially available programs such as WordPerfect) and (iv) agreements, contracts and commitments relating to any of the foregoing to which any Acquired Company is a party or by which any Acquired Company is bound, and each agreement, commitment, or contract to which any Acquired Company is a party or by which any Acquired Company is bound relating to: know-how, trade secrets, confidential information, software, technical information, process technology, plans, drawings and blue prints (the items referred to in clauses (i)-(iii) above and referred to following the immediately preceding colon are collectively referred to herein as "Intellectual Property"), in each case owned, leased, used, held by, granted to or licensed by, as either licensor or licensee, any Acquired Company;

                         (d) All outstanding loans or advances (excluding advances to employees for ordinary and necessary business expenses made in the ordinary course of business) by any Acquired Company to any director, officer, employee or stockholder of any Acquired Company or to any other Person;

                         (e) All Contracts which restrict or purport to restrict any business activities or freedom of any Acquired Company (or, to the knowledge of the Acquired Companies, any of their respective officers or employees) to engage in any business or to compete with any Person;

                         (f) All Contracts to which any Acquired Company is a party or is otherwise bound providing for payments (contingent or otherwise) to or by any Person based on sales, purchases or profits, other than direct payments for goods and services;

                         (g)  All forms of Contracts and catalogs and
          brochures used by any Acquired Company as a standard form in the ordinary course of business;

                         (h) All notes, debt instruments, other evidences of indebtedness, letters of credit and guaranties issued by or for the benefit of any Acquired Company, and all loan and other agreements relating thereto;

                         (i)  All Contracts for capital expenditures;

                         (j) All Contracts to which any Acquired Company is a party or by which any Acquired Company or any of its assets are bound that:

                              (i) involves performance of services or sale or lease of goods or materials by such Acquired Company of an amount or value in excess of $10,000;

                             (ii) involves performance of services or sale or lease of goods or materials to such Acquired Company of an amount or value in excess of $10,000;

                            (iii) is not in the ordinary course of business and involves expenditures or receipts by such Acquired Company of more than $10,000; or

                             (iv)  is not terminable by such Acquired
          Company without payment of penalty or premium on less than 30 days' notice; or

                              (v)  is otherwise material to the business,
          operations, financial condition or prospects of such Acquired
          Company.

                         For purposes of this Agreement, "Contracts" means all purchase orders, contracts, instruments, leases and other agreements and commitments, whether oral or written. For purposes of this Section 2.17 only, "Contracts" shall exclude Contracts that are fully performed and under which no party to such Contract has any further performance obligation, whether or not contingent.

                         (k) All leases, rental or occupancy Contracts, and all other Contracts affecting the ownership of, leasing of, title to, use of, or any leasehold or other interest in, any real or personal property (except personal property leases and installment and conditional sales agreements having a value per item or aggregate payments of less than $10,000 and with terms of less than one year);

                         (l) Each outstanding proxy or power-of-attorney or similar power granted by any Acquired Company for any purpose whatsoever;

                         (m) Each bank or other financial institution in which any Acquired Company has a deposit account, line of credit or safe deposit box, the relevant account or other identifying number and the name of all Persons authorized to act or deal in connection therewith; and

                         (n) Each amendment, supplement and modification (other than changes to purchase orders that are made in the ordinary course of business) (whether oral or written) in respect of any of the Contracts described above.

                    2.18 Contracts.

                         (a) Except as described in Section 2.18 of the NII Disclosure Statement, all Contracts to which any Acquired Company is a party or by which any Acquired Company or any of its assets are bound (including any such Contract required to be identified in the NII Disclosure Statement) were made in the ordinary course of business, are in full force and effect and are valid, binding and enforceable against the parties thereto in accordance with their respective terms. Except as described in Section 2.18 of the NII Disclosure Statement, no Acquired Company is in material default under any such Contract to which it is a party or by which it or its assets are bound, and no condition exists or event has occurred which with notice or lapse of time would constitute a material default or a basis for delay, non-performance, termination, modification or acceleration of maturity or performance by such Acquired Company or, to the knowledge of the Acquired Companies, by any other party thereto. To the knowledge of the Acquired Companies, no Acquired Company is a party to any Contract upon which, upon completion, it would be likely to recognize a material loss on its books and records. The terms and conditions of all such Contracts are reasonable and customary in the industry and trade in which the Acquired Companies operate, and there are no extraordinary terms in such Contracts.

                         (b) There are no renegotiations of, attempts to renegotiate, or outstanding rights to renegotiate any material amounts paid or payable to any Acquired Company under current or completed Contracts. All Contracts relating to the sale, design, manufacture or provision of products or services by or to any Acquired Company have been entered into in the ordinary course of business.

                         (c) Except as disclosed in Section 2.18(c) of the NII Disclosure Statement, the Acquired Companies provide goods and services only pursuant to duly executed written Contracts, and none of them is obligated to provide services or goods to any Person pursuant to any Contract which is not contained in a writing signed by all parties thereto.

                    2.19 Intellectual Property.

                         (a) Except as otherwise described in Section 2.19 of the NII Disclosure Statement: the Acquired Companies are the sole owners of all right, title and interest in and to, or have the exclusive perpetual right to use without payment to a third party, all Intellectual Property, free and clear of any Encumbrance; and no Acquired Company has granted or licensed to any Person any rights with respect to any of the Intellectual Property and no other Person has any rights in or to any of the Intellectual Property (including, without limitation, any rights to market or distribute any of the Intellectual Property).

                         (b)  All of the Intellectual Property is in
          compliance with all applicable legal requirements (including registration, payment of filing, examination and maintenance fees and proofs of working or use) and the Acquired Companies' rights therein are valid and enforceable. None of the Intellectual Property is subject to any maintenance fees or taxes or required actions falling due within ninety days after the Closing Date. To the knowledge of the Acquired Companies, none of the Intellectual Property has been infringed or challenged or threatened in any way. None of the products or services manufactured or sold by any Acquired Company nor any Intellectual Property infringes or is, to the knowledge of the Acquired Companies, alleged to infringe any trademark, copyright, patent or other proprietary right of any Person. The Acquired Companies have taken all reasonable precautions to preserve and document their trade secrets and to protect the secrecy, confidentiality and value of their trade secrets.

                    2.20 Customers and Suppliers. Section 2.20 of the NII Disclosure Statement lists the names of the twenty (20) customers of MRL to whom MRL made the most sales during the 1996 fiscal year and the aggregate revenues attributable to each in such year, and of the twenty (20) suppliers and vendors from whom MRL made the most purchases during such period and the aggregate expenditures attributable to each in such year. No customer or customers that in the aggregate accounted for more than 5% of the sales of any Acquired Company in any fiscal year since October 31, 1993 have terminated or materially reduced or have given notice that they intend to terminate or materially reduce, the amount of business done with any Acquired Company. No supplier or suppliers or vendor or vendors that accounted for more than 1% of the purchases of any Acquired Company in any fiscal year since October 31, 1993 have terminated or materially reduced or have given notice that they intend to terminate or materially reduce, the amount of business done with any Acquired Company. No Acquired Company is aware of any such intention on the part of any such customer, supplier or vendor, whether or not in connection with the transactions contemplated hereunder. There are no, and during the last four years there have not been any, material disputes or controversies between any Acquired Company and any customer or supplier or any other Person regarding the quality, merchantability or safety of, or involving a claim of breach of warranty which has not been fully resolved with respect to, or defect in, any product purchased, manufactured or sold by such Acquired Company. To the knowledge of the Acquired Companies, each Acquired Company enjoys good working relationships under all arrangements and agreements with customers and suppliers necessary to the normal operation of its businesses. Alternative sources of supply, on substantially similar terms and conditions, exist for all material goods or services purchased by or supplied to any Acquired Company.

                    2.21 Labor Matters.

                         (a) Except as described in Section 2.21 of the NII Disclosure Statement: (i) since October 31, 1993, no Acquired Company has been or is a party to any collective bargaining or other labor Contract; (ii) no application or petition for certification of a collective bargaining agent is pending or, to the Acquired Companies' knowledge, is threatened, and none of the employees of any Acquired Company are, or since October 31, 1993 have been, represented by any union or other bargaining representative; (iii) since October 31, 1993, no union has attempted to organize any group of any Acquired Company's employees, and no such group has sought to organize into a union or similar organization for the purpose of collective bargaining, and, to the Acquired Companies' knowledge, no such organizational activity is threatened or contemplated by any Person; (iv) there has not been, there is not presently pending or existing and, to the Acquired Companies' knowledge, there is not threatened any strike, slowdown, picketing, work stoppage, grievance, labor arbitration, or proceeding in respect of or arising from any labor dispute against or affecting any Acquired Company or its premises;

          (v) since October 31, 1993, there has been no lockout of any employees by any Acquired Company, and no such action is contemplated by any Acquired Company; and (vi) no agreement restricts any Acquired Company from relocating, closing or terminating any of its operations or facilities or any portion thereof. No Acquired Company: has incurred liability under the Workers' Adjustment and Retraining Notification Act or any other federal, state, local or foreign "plant closing" or similar law; is a contractor with the government of the United States or any state, municipality or foreign jurisdiction; has failed at any material time in the past to be in compliance with the United States Fair Labor Standards Act and similar federal, state, local and foreign laws with respect to hours worked by and payments made to its employees; or has been cited for violations of the Occupational Safety and Health Act of 1970, as amended ("OSHA"), any regulation promulgated pursuant to OSHA or any other federal, state, local or foreign statute, ordinance, rule or regulation establishing standards of workplace safety or paid any fines or penalties with respect to such citation. Each Acquired Company that is considered a subcontractor with the government of the United States or any state, municipality or foreign jurisdiction such that it is required to maintain an affirmative action plan has adopted, maintained and followed any and all such required plans.

                         (b)  Section 2.21(b) of the NII Disclosure
          Statement sets forth the following information for each officer and employee of each Acquired Company and for each consultant and independent contractor regularly retained (including each such Person on leave or layoff status): employee name and job title; current annual rate of compensation (identifying bonuses separately), any change in compensation since October 31, 1996 and any future changes in compensation that may have been promised; vacation accrued and service credited for purposes of vesting and eligibility to participate in applicable Employee Benefit Plans; number of NII Common Shares owned through the ESOP; and any automobile leased or owned by an Acquired Company primarily for use by any of the foregoing Persons. Section 2.21(b) of the NII Disclosure Statement describes each employment, severance, change in control, consulting, commission, agency and representative Contract or arrangement to which any Acquired Company is a party or is otherwise bound, including, without limitation, all Contracts relating to wages, hours, severance, retirement benefits or annuities, or other terms or conditions of employment (other than unwritten employment arrangements terminable at will without payment of any contractual severance or other amount). There are no severance, change of control or other agreements or arrangements to which any Acquired Company is a party or is otherwise bound obligating any Acquired Company to make any payment to any director, officer, employee or shareholder of any Acquired Company, or causing any acceleration of, or other increase in compensation to, any such Person as a result of the

          Merger or any of the transactions contemplated hereby.   None of
          the employees of any Acquired Company has, to the knowledge of the Acquired Companies, indicated a desire to terminate his or her employment, or any intention to do so in connection with the transactions contemplated hereunder.

                    2.22 Employee Benefits.  Except as described in Section
          2.22 of the NII Disclosure Statement:

                         (a)  Neither NII, any of the other Acquired
          Companies nor any ERISA Affiliate (as defined below), for the benefit of any of their respective employees, maintains, contributes or is or was within the past four years obligated to make payments to any employee pension benefit plan ("Pension Plan"), as defined in section 3(2) of the Employee Retirement Income Security Act of 1974, as amended ("ERISA"), any employee welfare benefit plan ("Welfare Plan"), as defined in section 3(1) of ERISA, any deferred compensation plan, or any other plan, arrangement or commitment maintained by or on behalf of NII, any of the other Acquired Companies or any ERISA Affiliate to provide benefits to employees of NII, any of the other Acquired Companies or any ERISA Affiliate (collectively, "Employee Benefit Plans"). As used herein, "ERISA Affiliate" shall refer to any trade or business, whether or not incorporated, under common control with NII within the meaning of section 414(b), (c), (m) or (o) of the Code.

                         (b) NII, the other Acquired Companies and the ERISA Affiliates have, prior to the Closing, delivered to Parent, with respect to all Employee Benefit Plans listed in Section 2.22 of the NII Disclosure Statement, true, complete and correct copies of the following: all plan documents, handbooks, manuals, collective bargaining agreements and similar documents governing employment policies, practices and procedures; all the most recent summary plan descriptions and any subsequent summaries of material modifications and all other material employee communications discussing any employee benefit; Forms 5500 as filed with the IRS for the most recent four plan years; the most recent report of the enrolled actuary for all defined benefit plans, funded welfare plans or other plans requiring actuarial valuation; all trust agreements with respect to employee benefit plans; plan contracts with service providers and plan contracts with insurers providing benefits for participants or liability insurance for fiduciaries and other parties in interest or bonding; most recent annual audit and accounting of plan assets for all funded plans; and most recent IRS determination letter for all plans qualified under Code section 401.

                         (c) With respect to each Employee Benefit Plan required to be listed on the NII Disclosure Statement:

                              (i)  each Employee Benefit Plan has been
          administered in compliance with its terms and is in compliance in all material respects with the applicable provisions of ERISA, the Code and other applicable laws, rules and regulations, as they relate to such plans (including, but not limited to, the funding, filing, reporting and disclosure obligations and COBRA continuation coverage obligations).

                              (ii)  NII, the other Acquired Companies and
          the ERISA Affiliates have made or provided for all contributions to all Employee Benefit Plans as required under the terms of each such Employee Benefit Plan for all periods through Closing.

                              (iii) no Pension Plan has been the subject of a "reportable event" (as defined in Section 4043 of ERISA) and there have been no "prohibited transactions" (as defined in Section 4975 of the Code or in Part 4 of Subtitle B of Title I of ERISA) with respect to any Employee Benefit Plan.

                              (iv)  neither NII, any of the other Acquired
          Companies nor any ERISA Affiliate has incurred any liability under any provision of ERISA or other applicable law relating to any Employee Benefit Plan or knows of any inquiries, proceedings, claims or suits pending or threatened by the Internal Revenue Service (the "IRS"), the U.S. Department of Labor (the "DOL"), the Pension Benefit Guaranty Corporation (the "PBGC"), or by any participant or beneficiary, with respect to any Employee Benefit Plan or trust under such Employee Benefit Plan, or the sponsor or administrator of such Employee Benefit Plan, or any fiduciary of such Employee Benefit Plan which is now or was formerly maintained or contributed to by NII, any of the other Acquired Companies or an ERISA Affiliate.

                              (v)  the actuarial present value of
          accumulated benefits (both vested and unvested) of each of the Pension Plans, which are defined benefit plans, are fully funded in accordance with the actuarial assumptions used by the PBGC to determine the level of funding required in the event of the termination of such Pension Plan.

                              (vi)  each Employee Benefit Plan which is
          intended to be a qualified plan within the meaning of section 401 of the Code is, and has from its inception been, so qualified, and the IRS has issued each Employee Benefit Plan a favorable determination letter which is currently applicable.

                              (vii)  each trust created pursuant to any
          Employee Benefit Plan maintained by NII, any of the other Acquired Companies or any ERISA Affiliate has been at all times exempt from Federal income tax under section 501(a) of the Code. No trust under any such Employee Benefit Plan has at any time had any "unrelated business taxable income," within the meaning of section

          512 of the Code, nor has any such trust been subject to tax thereon under section 511 of the Code.

                              (viii) neither NII, any of the other Acquired Companies nor any ERISA Affiliate is aware of any circumstance or event which would jeopardize the tax-qualified status of any Employee Benefit Plan or the tax-exempt status of any related trust, or would cause the imposition of any liability, penalty or tax under ERISA or the Code with respect to any Employee Benefit Plan.

                         (d)  Neither NII, any of the other Acquired
          Companies nor any ERISA Affiliate maintains or has ever maintained or been obligated to contribute to any multiemployer plan ("Multiemployer Plan"), as defined in section 3(37) of ERISA.

                         (e) With respect to each Employee Benefit Plan maintained by NII, any of the other Acquired Companies, or any ERISA Affiliate: (i) no unsatisfied liabilities to participants, the IRS, the DOL, the PBGC or to any other person or entity have been incurred as a result of the termination of any Employee Benefit Plan; (ii) no Pension Plan, which is subject to the minimum funding requirements of Part 3 of Subtitle B of Title I of ERISA or subject to Section 412 of the Code, has incurred any "accumulated funding deficiency" within the meaning of Section 302 of ERISA or Section 412 of the Code and there has been no waived funding deficiency within the meaning of Section 303 of ERISA or
          Section 412 of the Code; and (iii) there has been no event with respect to a Pension Plan which would require disclosure under Sections 4062(c), 4063(a) or 4041(e) of ERISA.

                         (f) All reports and information required to be filed with the DOL, IRS and PBGC and distributed to plan participants and their beneficiaries with respect to each Employee Benefit Plan required to be listed on the NII Disclosure Statement have been filed and/or distributed and the financial statements contained in all annual reports (Form 5500 series) of such Employee Benefit Plans were certified without qualification by each Employee Benefit Plan's accountants and actuaries. There has been no material change with regard to any such Employee Benefit Plan since the last annual report.

                         (g) All Employee Benefit Plans required to be listed on the NII Disclosure Statement may, without liability, be amended, terminated or otherwise discontinued except as specifically prohibited by federal law.

                         (h) Any bonding required under ERISA with respect to any Employee Benefit Plan required to be listed on the NII Disclosure Statement has been obtained and is in full force and effect and no funds held by or under the control of NII, any of the other Acquired Companies or any ERISA Affiliate are plan assets.

                         (i)  Neither NII, any of the other Acquired
          Companies nor any ERISA Affiliate maintains any retired life and/or retired health insurance plans which provide for continuing benefits or coverage for any employee or beneficiary of NII, any of the other Acquired Companies or any ERISA Affiliate.

                         (j)  The consummation of the transactions
          contemplated by this Agreement will not, alone or together in any event, (i) entitle any employee of NII, any of the other Acquired Companies or any ERISA Affiliate to severance pay, unemployment compensation or any other payment, (ii) accelerate the time of payment or vesting, or increase the amount of compensation due to any such employee, officer or director or (iii) result in any liability of NII, any of the other Acquired Companies or any ERISA Affiliate under Title IV of ERISA or otherwise.

                         (k)  Neither NII, any of the other Acquired
          Companies nor any ERISA Affiliate is bound by any collective bar-gaining agreement or legally binding arrangement to maintain or contribute to any Employee Benefit Plan.

                         (l) There has been no violation of the "continu-ation coverage requirements" of section 4980B of the Code and Part 6 of Subtitle B of Title I of ERISA with respect to any Welfare Plan to which such continuation coverage requirements apply.

                         (m) All spousal consents required in connection with distributions of funds from profit sharing accounts under the NII Employee Stock Ownership Plan (the "ESOP") or from the accounts under its predecessor plans have been obtained in a timely fashion.

                         (n) There has been no violation of the health insurance obligations imposed by section 9801 of the Code and Part 7 of Subtitle B of Title I of ERISA ("HIPAA") with respect to any Welfare Plan which is a group health plan (as defined under section 5000(b)(1) of the Code or Part 6 of Subtitle B of Title I of ERISA) to which such insurance obligations apply.

                         (o) The trustees for the ESOP will be required at the NII Shareholders' Meeting to allocate the vote of the NII Common Shares held of record by the ESOP in accordance with the vote of the ESOP participants as a result of the ESOP Solicitation. Following the NII Shareholders' Meeting, such trustees will assert dissenters' rights only in respect of the NII Common Shares of which the ESOP is the record owner that are allocated to the accounts of participants that previously instructed the trustees to vote such shares against the Merger and that affirmatively asserted dissenters rights when the trustees informed them of their rights with respect thereto.

                    2.23 Relationships With Related Persons.

                         (a) Except as described in Section 2.23 of the NII Disclosure Statement, no present or former officer, director or shareholder of any Acquired Company, no member of the immediate family of any such Person, and no Person controlling, controlled by or under common control with, directly or indirectly, any of the foregoing (collectively "Affiliated Persons") has, or has had since October 31, 1993, any interest in any property (whether real, personal, or mixed and whether tangible or intangible) or assets used in or pertaining to any Acquired Company's business. Except as described in Section 2.23 of the NII Disclosure Statement, no Affiliated Person owns, or since October 31, 1993 has owned, of record or as a beneficial owner, an equity interest or any other financial or profit interest in any Person that has
          (i) had business dealings or a material financial interest in any transaction with any Acquired Company, or (ii) engaged in competition with any Acquired Company with respect to any line of the products or services of any Acquired Company (a "Competing Business") in any market presently served by any Acquired Company except for less than one percent of the outstanding capital stock of any Competing Business that is publicly traded on any recognized exchange or in the over-the-counter market.

                         (b) Except as set forth in Section 2.23 of the NII Disclosure Statement, no Affiliated Person is a party to any Contract with, or has any claim or right against, any Acquired Company other than, in the case of Affiliated Persons who are employed by an Acquired Company and disclosed in Section 2.23 of the NII Disclosure Statement, accrued compensation and benefits payable in the ordinary course of business and reflected on such Acquired Company's books and records.

                    2.24 Environmental Matters.

                         (a) Except as described in Section 2.24 of the NII Disclosure Statement:

                              (i) Each of the Acquired Companies, including all of its businesses and operations, is, and at all times since October 31, 1995 and, to the knowledge of the Acquired Companies, between October 31, 1993 and October 31, 1995, has been operated in compliance with all Environmental Laws (as defined below);

                              (ii)  There are no conditions on, about,
          beneath or arising from any of the premises owned, used or leased by any of the Acquired Companies (collectively, the "Premises") which might, under any Environmental Law, (A) give rise to liability of or the imposition of a statutory lien on any Acquired

          Company, or (B) which would or might require any "Response," "Removal" or "Remedial Action" (as those terms are defined below) or any other action by any Acquired Company, including, without limitation, reporting, monitoring, cleanup or contribution;

                              (iii)  There were no conditions on, about,
          beneath or arising from any real property which was, but is no longer, owned, used or leased to or by any of the Acquired Companies ("Former Real Property"), during the period of such ownership, use, or lease, which might, under any Environmental Law, (A) give rise to liability of or the imposition of a statutory lien on any Acquired Company, or (B) which would or might require any "Response," "Removal" or "Remedial Action" or any other action by any Acquired Company, including without limitation reporting, monitoring, cleanup or contribution;

                              (iv)  None of the Acquired Companies has
          received any notification of a release or threat of a release of a "Hazardous Substance" (as defined below) with respect to the Premises or the Former Real Property;

                              (v)  No Hazardous Substances have been used,
          handled, generated, processed, treated, stored, transported to or from, released, discharged or disposed of by any of the Acquired Companies or, to the knowledge of the Acquired Companies, any third party on, about or beneath the Premises;

                              (vi)  During the ownership, use or lease of
          the Former Real Property by any of the Acquired Companies, no Hazardous Substances were used, handled, generated, processed, treated, stored, transported to or from, released, discharged or disposed of by any of the Acquired Companies or, to the knowledge of the Acquired Companies, any third party on, about or beneath the Former Real Property;

                              (vii)  There are no above or underground
          storage tanks or transformers containing or contaminated with PCBs on, about or beneath the Premises. During the ownership, use or lease of the Former Real Property by any of the Acquired Companies, there were no above or underground storage tanks, or transformers containing or contaminated with PCBs on, about or beneath the Former Real Property owned by any Acquired Company or, to the knowledge of the Acquired Companies, leased to any Acquired Company;

                              (viii)  None of the Acquired Companies has
          received notice or otherwise has knowledge of:

                                   (A)     any claim, demand, investigation,
          enforcement, Response, Removal, Remedial Action, statutory lien or other governmental or regulatory action instituted or threatened against any of the Acquired Companies, the Premises or any Former Real Property pursuant to any of the Environmental Laws;

                                   (B)     any claim, demand, suit or
          action, made or threatened by any Person against any of the Acquired Companies, the Premises or any Former Real Property relating to (1) any form of damage, loss or injury resulting from, or claimed to result from, any Hazardous Substance on, about, beneath or arising from the Premises or any Former Real Property or (2) any alleged violation of the Environmental Laws by any of the Acquired Companies; or

                                   (C)     any communication to or from any
          governmental or regulatory agency arising out of or in connection with Hazardous Substances on, about, beneath, arising from or generated at the Premises or any Former Real Property, including without limitation, any notice of violation, citation, complaint, order, directive, request for information or response thereto, notice letter, demand letter or compliance schedule; and

                              (ix)  No wastes generated by any of the
          Acquired Companies have ever been directly or indirectly sent, transferred, transported to, treated, stored or disposed of at any site listed or formally proposed for listing on the National Priority List promulgated pursuant to CERCLA or to any site listed in any state list of sites requiring or recommended for investigation or clean-up.

                         (b)  As used in this Agreement:

                              (i) The term "Environmental Laws" shall mean any and all Laws and Authorizations concerning or relating to industrial hygiene or the protection of health and/or the environment, including, but not limited to, the Comprehensive Environmental Response, Compensation and Liability Act, 42 U.S.C. 9601 et seq., as amended ("CERCLA"), the Resource Conservation and Recovery Act, 42 U.S.C. 6901 et. seq., as amended, the Federal Water Pollution Control Act, 33 U.S.C. 1251 et seq., as amended, the Clean Air Act, 42 U.S.C. 7401 et seq., as amended, the Toxic Substances Control Act, 15 U.S.C. 2601 et seq., as amended, the Federal Insecticide, Fungicide and Rodenticide Act, 7 U.S.C. 136 et seq., as amended, or the Safe Drinking Water Act, 42 U.S.C. 300 et seq., as amended, or regulations promulgated thereunder.

                              (ii)  The terms "Response," "Removal" and
          "Remedial Action" shall have the meanings ascribed to them in Sections 101(22)-101(25) of CERCLA.

                              (iii)  The term "Hazardous Substances" or
          "Hazardous Substance" shall mean any substance regulated under any of the Environmental Laws, including, without limitation, any substance which is: (A) petroleum, asbestos or asbestos-containing material, urea formaldehyde or polychlorinated biphenyls; (B) a "hazardous substance," "pollutant" or "contaminant" (as defined in Sections 101(14), (33) of CERCLA or the regulations designated pursuant to Section 102 of CERCLA), including any element, compound, mixture, solution or substance that is or may be designated pursuant to Section 102 of CERCLA;
          (C) listed in the United States Department of Transportation Hazardous Material Tables, 49 C.F.R. 172.101; (D) defined, designated or listed as a "hazardous waste" pursuant to the Resource Conservation and Recovery Act, as amended (42 U.S.C. 6901, 6921,5903(5)); (E) listed as a "hazardous air pollutant" under Section 112 of the Clean Air Act, as amended; or (F) does or may physically, chemically, biologically or otherwise breakdown and transform into, or otherwise produce, become, promote or result in the presence or an increase of any of the above when released on, at, beneath or to the environment.

                    2.25 Absence of Certain Changes and Events

                         (a) Except as described in Section 2.25 of the NII Disclosure Statement and except as otherwise expressly provided herein, since October 31, 1996, each of the Acquired Companies has conducted its business only in the usual and ordinary course consistent with past practice and there has not been any:

                              (i) declaration or payment of any dividend or other distribution or payment in respect of the shares of capital stock of any of the Acquired Companies, or any repurchase or redemption of any such shares of capital stock;

                              (ii) amendment to the certificate or articles of incorporation, bylaws or other organizational document of any of the Acquired Companies;

                              (iii)  payment or increase by any Acquired
          Company of any bonuses, salaries, or other compensation (except for payment of salary in the ordinary course consistent with past practice) to any shareholder, director, officer or employee of any Acquired Company or entry into (or amendment of) any employment, severance or similar agreement with any director, officer or employee of any Acquired Company;

                              (iv)  adoption of, change in or increase in
          the payments to or benefits under any Employee Benefit Plan or labor policy of any Acquired Company;

                              (v)  damage, destruction or loss to any
          material asset or property of any Acquired Company, whether or not covered by insurance;

                              (vi)  entry into, amendment, termination or
          receipt of notice of termination of, any Contract which is required to be disclosed in the NII Disclosure Statement or which relates to any material transaction, whether or not in the ordinary course of business;

                              (vii) sale (other than sales of inventory in the ordinary course of business), assignment, conveyance, lease, or other disposition of any asset or property of any Acquired Company or mortgage, pledge, or imposition of any lien or other encumbrance on any asset or property of any of the Acquired Companies;

                              (viii)  cancellation or waiver of any claims
          or rights with a value to any Acquired Company in excess of $5,000 (either individually or collectively);

                              (ix)  change in the accounting methods,
          principles or practices followed by any Acquired Company or any change in any of the assumptions underlying, or methods of calculating, any bad debt, contingency or other reserve;

                              (x)  prepayment of any amount due to any
          suppliers of, or other Persons providing goods or services not yet received to, any Acquired Company;

                              (xi)  change in the manner in which the ESOP
          is administered, including, without limitation, any increase in the amounts contributed by NII to the ESOP; or

                              (xii)  agreement, whether or not in writing,
          to do any of the foregoing.

                         (b) Since October 31, 1996, there has not been any material adverse change in the business, operations, properties, assets, working capital, or condition (financial or otherwise) of any Acquired Company or any event, condition or contingency that is likely to result in such a material adverse change.

                    2.26 Books and Records. The books and records of each Acquired Company, including financial records and books of account, are complete and accurate in all material respects and have been maintained in accordance with sound business practices. Such books and records accurately and fairly reflect its income, expenses, assets and liabilities and each Acquired Company maintains internal accounting controls which provide reasonable assurance that: (a) transactions are executed in accordance with management's authorization; (b) transactions are recorded as necessary to permit preparation of reliable financial statements and to maintain accountability for earnings and assets; (c) access to assets is permitted only in accordance with management's authorization; (d) the recorded accountability of all assets is compared with existing assets at reasonable intervals; and (e) except as described in Section 2.26 of the NII Disclosure State-ment, all intercompany transactions, charges and expenses among or between any Acquired Company and any Affiliated Person are accurately reflected at fair arms length value in all financial statements.

                    2.27 Insurance.

                         (a)  Section 2.27(a) of the NII Disclosure
          Statement contains a complete and accurate list of all policies and binders of insurance (including, without limitation, property, casualty, liability, life, health, accident, workers' compensation and disability insurance and bonding arrangements) owned by or maintained for the benefit of any Acquired Company or to which any Acquired Company is a party or under which any Acquired Company, or any director thereof, is covered.

                         (b)  Section 2.27(b) of the NII Disclosure
          Statement describes each Contract or arrangement, other than a policy of insurance, for the transfer or sharing of any insurance risk by any Acquired Company.

                         (c)  Section 2.27(c) of the NII Disclosure
          Statement sets forth, by year for the current policy year and each of the two preceding policy years:

                              (i)  a summary of the loss experience under
          each policy;

                              (ii) a statement describing each claim under an insurance policy for an amount in excess of $5,000, which sets forth: (A) the name of the claimant; (B) the description of the policy by insurer, type of insurance, and period of coverage; and
          (C) the amount and a brief description of the claim; and

                              (iii)  a statement describing the loss
          experience for all claims that were self-insured, including the number and aggregate cost of such claims.

                         (d)  Section 2.27(d) of the NII Disclosure
          Statement describes all obligations of any Acquired Company to provide coverage to third parties (such as, for example, under leases or service agreements) and identifies the policy under which such coverage is provided.

                         (e)  Section 2.27(e) of the NII Disclosure
          Statement describes any self-insurance arrangement by or affecting any Acquired Company, including any reserves established thereunder.

                         (f) Except as set forth on Section 2.27(f) of the NII Disclosure Statement:

                              (i)  All policies to which any Acquired
          Company is a party or that provide coverage to any Acquired Company or director thereof:

                                   (A)     are issued by an insurer that is
                                           financially sound and reputable;

                                   (B)     are valid, outstanding, and
                                           enforceable;

                                   (C)     taken together, provide adequate
                                           insurance coverage for the assets
                                           and the operations of such
                                           Acquired Company for all risks to
                                           which such Acquired Company is
                                           normally exposed;

                                   (D)     are sufficient for compliance
                                           with all laws and contracts,
                                           agreements and commitments to
                                           which such Acquired Company is a
                                           party or by which it is bound;
                                           and

                                   (E)     will continue in full force and
                                           effect following the Closing and
                                           the Merger.

                              (ii) No Acquired Company has received within the last three years (A) any refusal of coverage or any notice that a defense will be afforded with reservation of rights; (B) any notice that an issuer of any insurance policy has filed for protection under applicable bankruptcy laws or is otherwise in the process of liquidating or has been liquidated; (C) any notice of cancellation or any other indication that any insurance policy is no longer in full force and effect or that the issuer of any policy is not willing or able to perform its obligations thereunder; or (D) any notice from an insurer to discontinue any coverage afforded to such Acquired Company or director thereof.

                              (iii)  Each Acquired Company has paid all
          premiums due, and has otherwise performed its obligations, under each policy listed or required to be listed in Section 2.27 of the NII Disclosure Statement.

                              (iv)  Each Acquired Company has given timely
          notice to the insurer of all existing claims of which it has knowledge.

                    2.28 Brokers. No person acting on behalf of any Acquired Company, any Affiliated Party or any of their affiliates or under the authority of any of the foregoing is or will be entitled to any brokers' or finders' fee or any other commission or similar fee, directly or indirectly, from any of such parties in connection with any of the transactions contemplated by this Agreement, other than Harris Roja Corporation.

                    2.29 Information Supplied. None of the information supplied or to be supplied by any Acquired Company specifically for inclusion or incorporation by reference in (i) the registration statement on Form S-4, or other appropriate form, to be filed with the Securities and Exchange Commission ("SEC") by Parent in connection with the issuance of Parent Common Shares in the Merger (the "Registration Statement") will (except to the extent revised or superseded by amendments or supplements contemplated hereby), at the time the Registration Statement is filed with the SEC, at any time it is amended or supplemented and at the time it becomes effective under the Securities Act, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they are made, not misleading, or (ii) the joint proxy statement to be used by Parent and NII to solicit any required approval of their respective shareholders as contemplated by this Agreement (the "Proxy Statement") will (except to the extent revised or superseded by amendments or supplements contemplated hereby), at the date it is first mailed to Parent's and NII's shareholders and at the time of the meeting of Parent's and NII's shareholders, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they are made, not misleading.

                    2.30 Voting Requirements. The affirmative vote of the holders of a majority of the outstanding NII Common Shares at a duly convened meeting of the NII shareholders or any adjournment or postponement thereof to approve and adopt this Agreement and the Merger Agreement is the only vote of the holders of any class or series of NII's capital stock necessary to approve this Agreement and the Merger Agreement and the transactions contemplated hereby and thereby.

                    2.31 Accounting Matters. None of the Acquired Companies and none of the Principal Shareholders has taken or agreed to take any action that, to the knowledge of the Acquired Companies after consultation with NII's independent public accountants, would prevent the business combination to be effected by the Merger to be accounted for as a pooling of interests.

                    2.32 Full Disclosure. All documents and other papers delivered by or on behalf of NII in connection with the transactions contemplated by this Agreement are accurate and complete and are authentic. No representation or warranty of NII contained in this Agreement or the NII Disclosure Statement contains any untrue statement or omits to state a fact necessary in order to make the statements herein or therein, in light of the circumstances under which they were made, not misleading.

                    2.33 Knowledge. For purposes of this Agreement, "to the knowledge of the Acquired Companies" and correlative terms shall mean the actual knowledge of any and all Principal Shareholders, after due inquiry.


               SECTION 3.  REPRESENTATIONS AND WARRANTIES OF PARENT AND
                           MERGER SUB.

                    Parent and Merger Sub hereby jointly and severally represent and warrant to NII as follows:

                    3.1 Organization and Good Standing. Each of Parent and Merger Sub is a corporation duly organized, validly existing and in good standing under the laws of its jurisdiction of incorporation and has all necessary corporate power and authority to carry on its business as presently conducted, to own, lease and operate all of the properties and the assets that it owns or leases and to perform all its obligations under each agreement and instrument by which it is bound.

                    3.2 Power and Authorization. Each of Parent and Merger Sub has all requisite corporate power to execute, deliver and perform its obligations under this Agreement, the Merger Agreement and all other agreements and documents required to be delivered by it prior to or at the Closing (collectively, the "Acquiror Transaction Documents"). The execution, delivery and performance by Parent and Merger Sub of the Acquiror Transaction Documents have been duly authorized by all necessary corporate action on the part of Parent and Merger Sub. This Agreement has been duly and validly executed and delivered by Parent and Merger Sub and, assuming due authorization, execution and delivery thereof by the other parties hereto, constitutes the legal, valid and binding obligation of each of Parent and Merger Sub, enforceable against each of them in accordance with its terms. When executed and delivered as contemplated herein, each of the other Acquiror Transaction Documents shall, assuming due authorization, execution and delivery by the other parties thereto, constitute the legal, valid and binding obligation of each of Parent and Merger Sub that is a party thereto, enforceable against each of them that is a party thereto in accordance with its terms.

                    3.3  No Conflict; Consents and Approvals.

                         (a) Subject to paragraph (b) below, the execution and delivery of this Agreement do not, and the execution and delivery of the other Acquiror Transaction Documents and the consummation of the transactions contemplated by the Acquiror Transaction Documents will not (with or without the passage of time or the giving of notice): (i) violate or conflict with the articles of incorporation or bylaws (or other organizational documents) of Parent or Merger Sub or any Law applicable to Parent or Merger Sub or by or to which any material properties or assets of Parent or Merger Sub are bound or subject; or (ii) except as would not result in a material adverse effect on the financial condition or results of operations of Parent and its subsidiaries taken as a whole (a "Parent Material Adverse Effect") or as will be cured or waived prior to the Closing, violate or conflict with, result in a breach of, or constitute a default or otherwise cause any loss of benefit under or give to others any rights in or with respect to, any Contract to which Parent or Merger Sub is a party or by which any assets or properties of Parent or Merger Sub are bound or affected.

                         (b) The execution and delivery of this Agreement by Parent and Merger Sub do not, and the execution and delivery by Parent and Merger Sub of the other Acquiror Transaction Documents and the consummation by Parent and Merger Sub of the transactions contemplated by the Acquiror Transaction Documents will not, require Parent or Merger Sub to obtain any consent, license, permit, waiver, approval, authorization or order of, or to make any filing, registration or declaration with or notification to, any court, government, governmental agency or instrumentality (federal, state, local or foreign), except for (i) the filing with the SEC of the Registration Statement provided for in Section 4.4 hereof and the obtaining from the SEC of such orders as may be required in connection therewith, (ii) filings or other actions required under the Exchange Act, (iii) filings or other action required by the American Stock Exchange, (iv) the filing of such documents with, and the obtaining of such orders from, the various state and foreign authorities, including state securities authorities, that may be required under state securities and blue sky laws or similar foreign laws in connection with the transactions contemplated by this Agreement, (v) the pre-merger notification requirements of the HSR Act, (vi) the filing and recordation of appropriate merger documents as required under California law and (vii) any such consent, license, permit, waiver, approval, authorization, order, registration, notification, filing or declaration, the failure to obtain or make which would not prevent or delay consummation of the Merger or otherwise prevent Parent or Merger Sub from performing any of their respective obligations under the Acquiror Transaction Documents and would not result in a Parent Material Adverse Effect.

                         (c) There are no actions, proceedings or investi-gations pending or, to the knowledge of Parent, threatened, that question any of the transactions contemplated by this Agreement or the validity of any of the Acquiror Transaction Documents or which, if adversely determined, could reasonably be expected to have a material adverse effect upon Parent's or Merger Sub's ability to enter into or perform their respective obligations under the Acquiror Transaction Documents.

                    3.4 Capitalization. The authorized capital stock of Parent consists of 1,000,000 Preferred Shares, par value $1 per share ("Parent Preferred Shares"), and 10,000,000 Common Shares, par value $1 per share ("Parent Common Shares"). No Parent Preferred Shares are issued or outstanding. The authorized capital stock of Merger Sub consists of 100 shares of capital stock, no par value, all of which have been duly authorized and validly issued, are fully paid and non-assessable by Merger Sub and are owned by Parent (but will be contributed by Parent to Widmar immediately following the consummation of the Stock Acquisition and immediately prior to the consummation of the Merger).

                    3.5 Parent Common Shares. The Parent Common Shares to be delivered upon the consummation of the Merger have been duly authorized and will, when so delivered, be validly issued and outstanding, fully paid and nonassessable by Parent.

                    3.6 SEC Reports; Financial Statements. The Parent Common Shares are registered under Section 12 of the Exchange Act. Parent has provided to NII true and complete copies (without exhibits) of the reports and proxy statements filed by Parent with the SEC pursuant to Sections 13(a) and 14(a) of the Exchange Act since December 31, 1995 (collectively, the "SEC Reports"). None of the SEC Reports as of their respective dates contained any untrue statement of a material fact or omitted to state a material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they were made, not misleading. Each of the consolidated balance sheets (including the related notes) included in the SEC Reports fairly presents the consolidated financial position of Parent and its subsidiaries as of the respective dates thereof, and the other related consolidated statements (including the related notes) included therein fairly present the results of operations and the cash flows of Parent and its subsidiaries for the respective periods or as of the respective dates set forth therein, all in conformity with GAAP consistently applied during the periods involved except (i) as otherwise noted therein, (ii) in the case of unaudited statements, as permitted by Form 10-Q of the SEC and
          (iii) in the case of unaudited statements, to all adjustments (consisting of normal recurring adjustments) necessary to present fairly Parent's consolidated financial position.

                    3.7 Absence of Changes. Except as Parent may otherwise have advised NII prior to the date hereof or as set forth in the SEC Reports, since June 30, 1997, there has not been any material adverse change in the business, operations, properties, assets, working capital or condition (financial or otherwise) of Parent and its subsidiaries, taken as a whole, or any event, condition or contingency that is likely to result in such a material adverse change.

                    3.8 Brokers. No Person acting on behalf of Parent or any of its affiliates or under the authority of any of the fore-going is or will be entitled to any brokers' or finders' fee or any other commission or similar fee, directly or indirectly, from any of such parties in connection with any of the transactions contemplated by this Agreement.

                    3.9 Information Supplied. None of the information supplied or to be supplied by Parent or Merger Sub specifically for inclusion or incorporation by reference in (i) the Registration Statement will (except to the extent revised or superseded by amendments or supplements contemplated hereby), at the time the Registration Statement is filed with the SEC, at any time it is amended or supplemented and at the time it becomes effective under the Securities Act, contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary to make the statements therein, in light of the circumstances under which they are made, not misleading, or (ii) the Proxy Statement will (except to the extent revised or superseded by amendments or supplements contemplated hereby), at the date it is first mailed to Parent's or NII's shareholders and at the time of the meeting of Parent's and NII's shareholders contain any untrue statement of a material fact or omit to state any material fact required to be stated therein or necessary in order to make the statements therein, in light of the circumstances under which they are made, not misleading. The Registration Statement and the Proxy Statement will comply as to form in all material respects with the requirements of the Securities Act and Exchange Act and the rules and regulations thereunder, except that no representation is made by Parent or Merger Sub with respect to statements made or incorporated by reference therein based on information supplied by any Acquired Company or any affiliate thereof specifically for inclusion or incorporation by reference in the Registration Statement.

                    3.10 Interim Operations of Merger Sub. Merger Sub was formed solely for the purpose of engaging in the transactions contemplated hereby, has engaged in no other business activities and has conducted its operations only as contemplated hereby.

                    3.11 Accounting Matters. Parent has not taken nor agreed to take any action that, to Parent's knowledge after consultation with Parent's certified independent public accountants, would prevent the business combination to be effected by the Merger to be accounted for as a pooling of interests.


                                 SECTION 4.  COVENANTS

                    4.1 Conduct of Business by the Acquired Companies. Except as expressly provided herein, between the date hereof and the Closing, without the prior written consent of Parent, NII shall and shall cause each of the other Acquired Companies to:

                         (a) maintain its corporate existence, pay and dis-charge all debts, liabilities and obligations as they become due (including, without limitation, the payment or discharge of trade accounts payable but excluding debts, liabilities and obligations that NII is contesting in good faith and for which NII has established adequate reserves on its books), and operate solely in the ordinary course in a manner consistent with past practice and the provisions of this Agreement and in compliance with all applicable Laws, Authorizations and Contracts (including, without limitation, those identified in the NII Disclosure Statement);

                         (b) maintain its facilities and assets in the same state of repair, order and condition as they are on the date hereof, reasonable wear and tear excepted;

                         (c) maintain its books and records in accordance with past practice, and to use best efforts to maintain in full force and effect all Authorizations and all insurance policies and binders; and

                         (d)  use best efforts to preserve intact its
          present business organization and maintain its relations and goodwill with the suppliers, customers, employees and others having a business relationship with it.

                    4.2 Negative Covenants. Except as expressly provided herein, between the date hereof and the Closing, without the prior written consent of Parent, NII shall not, and NII shall not permit any of the other Acquired Companies to:

                         (a) take any action or, to the extent within any Acquired Company's reasonable control, permit to occur any event which would breach any covenant of NII contained herein or cause any representation or warranty of NII contained herein to be untrue if made immediately after such event;

                         (b) make any change in its authorized or issued capital stock, grant any stock option or other right to purchase shares of its capital stock or other securities, issue or make any commitment to issue any capital stock or other securities, or purchase, redeem, retire or make any other acquisition of any shares of any capital stock or other securities;

                         (c) fail to pay or discharge when due any of its liabilities or obligations;

                         (d) incur any indebtedness for borrowed money or guarantee any such indebtedness or issue or sell any debt securities; or

                         (e) solicit or encourage (including by way of furnishing nonpublic information), or take any other action to facilitate (or permit any of its officers, directors or employees or any investment banker, financial advisor, attorney, accountant or other representative or agent retained by it to do any of the foregoing) any inquiries or the making of any proposal which constitutes, or may reasonably be expected to lead to, any Takeover Proposal (as defined below), or agree or endorse any Takeover Proposal, or participate in any discussions or negotiations, or provide third parties with any nonpublic information, relating to any such inquiry or proposal. NII shall promptly advise Parent orally and in writing of any such inquiries or proposals, including all of the material terms thereof. As used in this Agreement, "Takeover Proposal" shall mean any tender or exchange offer, proposal for a merger, consolidation, joint venture, purchase of substantially all assets of, amalgamation, arrangement or other business combination involving NII or any other Acquired Company or any proposal or offer to acquire in any manner a substantial equity interest in, or a substantial portion of the assets of, NII or any other Acquired Company other than the transactions contemplated or permitted by this Agreement.

                    4.3  Access to Information; Confidentiality.

                         (a) NII shall, and shall cause the other Acquired Companies to (i) afford to Parent and its officers, directors, employees, accountants, consultants, legal counsel, agents and other representatives (collectively, the "Acquiror Representatives") reasonable access at reasonable times, upon reasonable prior notice, to the officers, employees, accountants, agents, properties, offices and other facilities of NII and the other Acquired Companies and to the books and records thereof and
          (ii) furnish promptly to Parent and the Acquiror Representatives such information concerning the business, properties, contracts, records, personnel and shareholders of NII and the other Acquired Companies (including, without limitation, financial, operating and other data and information) as may be reasonably requested, from time to time, by Parent.

                         (b) Each of the Principal Shareholders shall provide the Acquiror Representatives with information regarding his or its ownership of NII Common Shares and other information as the Acquiror Representatives may reasonably request.

                         (c) No investigation by Parent made heretofore or hereafter shall affect the representations and warranties of NII or the Principal Shareholders that are contained herein and each such representation and warranty shall survive such investigation.

                         (d) Except as required by Law, the rules of the American Stock Exchange or as otherwise contemplated herein, Parent shall prior to Closing afford all confidential information relating to any Acquired Company furnished by NII to Parent or the Acquiror Representatives (but excluding information that is generally known by or available to the public other than as a result of disclosure by Parent) the same degree of protection against inadvertent or wrongful disclosure as Parent affords its own most valuable trade secrets and shall not, except with the written consent of NII, disclose all or any portion thereof to any Person other than Acquiror Representatives that Parent believes should have such information in order to participate in or contribute to the transactions contemplated herein. Such information shall be used by Parent and the Acquiror Representatives solely for the purpose of evaluating the transactions described herein. Each Acquiror Representative to whom such information is disclosed shall be advised, prior to receiving such information, of its confidential nature and of the terms of this Agreement regarding such information. In the event that this Agreement is terminated, Parent shall (i) return to NII all copies of all documents furnished to Parent or the Acquiror Representatives by NII reflecting confidential information relating to any Acquired Company and (ii) either deliver to NII or destroy all copies of all notes, documents and materials prepared by or for Parent which reflect, interpret, include or are derived from such information. Parent shall not acquire any license under any patent or other Intellectual Property by virtue of NII's disclosure of information pursuant to this Section 4.3.

                    4.4 Preparation of the Registration Statement and the Prospectus. Parent shall promptly prepare and file with the SEC the Registration Statement registering under the Securities Act the Parent Common Shares to be issued in the Merger. NII and the Principal Shareholders shall, and shall cause each of the other Acquired Companies to, furnish Parent with all information concerning the Acquired Companies and otherwise cooperate as may be reasonably requested in connection with the preparation of the Registration Statement and the Proxy Statement (including, without limitation, obtaining necessary accountants' consents and audited financial statements). Each of Parent and NII shall use reasonable efforts to have the Registration Statement declared effective under the Securities Act as promptly as practicable after such filing. If at any time prior to the NII Shareholders' Meeting or the Parent Shareholders' Meeting any event or circumstance relating to NII or any of its affiliates, or its or their respective officers or directors, should be discovered by NII that should be set forth in an amendment to the Registration Statement, or a supplement to the Proxy Statement, NII shall promptly inform Parent of the same.

                    4.5  Conditions to Closing; Consents and Approvals.

                         (a) Between the date of this Agreement and the Closing Date, NII and the Principal Shareholders will use all reasonable efforts to cause the conditions in Section 5 to be satisfied, and Parent will use all reasonable efforts to cause the conditions in Section 6 to be satisfied. Without limiting the generality of the foregoing, William D. McEntire, Bernie A. Fredrick, Ronald E. Erickson and Robert E. Tambeau shall each execute and deliver at the Closing an Employment Agreement substantially in the form set forth in Exhibit B hereto, and Parent and William D. McEntire shall execute and deliver at the Closing an Escrow Agreement substantially in the form set forth in Exhibit C hereto (the "Escrow Agreement").

                         (b) As promptly as practicable after the date of this Agreement, each party will make all filings required by Law to be made by them in order to consummate the transactions contemplated herein (including all filings under the HSR Act to the extent not made prior to the date hereof); provided that Parent shall have the right, in its sole discretion, to determine whether or not to comply with a second request for information under the HSR Act. Between the date of this Agreement and the Closing Date, each party will cooperate with the other parties (and their affiliates) in connection with all filings required by Law to be made by the other parties (and their affiliates) to consummate the transactions contemplated herein; provided that nothing in this Agreement shall require Parent or any of its affiliates to dispose of or make any change in any portion of its business or to incur any material burden in order to obtain any consent, approval, license, waiver or other authorization. NII and the Principal Shareholders will take all actions requested by Parent with respect to early termination of any applicable waiting period under the HSR Act. As promptly as practicable after the date of this Agreement, each party shall use all reasonable efforts to obtain all consents, approvals, waivers and other authorizations of all third parties necessary to be obtained by such party for the consummation of the transactions contemplated herein.

                         (c) NII shall use its best efforts to obtain prior to Closing waivers, in form and substance satisfactory to Parent ("Waivers"), from all applicable NII shareholders of all preemptive rights under the CGCL and the NII articles of incorporation in respect of all issuances of NII Common Shares by NII.

                    4.6 Notifications. Each party hereto shall give prompt notice to the other parties upon becoming aware of: (i) any fact or condition that causes or constitutes (or that reasonably could be expected to cause or constitute) a breach of its or his representations and warranties set forth herein, or the occurrence, or failure to occur, of any fact or condition that would (except as expressly contemplated by this Agreement) cause or constitute a breach of or any inaccuracy in any of its or his representations and warranties contained in this Agreement had such representation or warranty been made as of the time of occurrence or discovery of such fact or condition; (ii) any material failure of it or him or any of its officers, directors, employees or agents, to comply with or satisfy any covenant, condition or agreement to be complied with or satisfied by it or him hereunder; (iii) any notice or other communication from any governmental or regulatory agency or authority in connection with the transactions contemplated by this Agreement; and (iv) any actions, suits, claims, investigations or proceedings commenced or, to the best of its or his knowledge, threatened against, relating to or involving or otherwise affecting any Acquired Company, or any of the transactions contemplated by this Agreement.

                    4.7  Shareholders' Meetings.

                         (a) Parent will promptly following the date of this Agreement establish a record date for, duly call, give notice of, convene and hold a meeting of its shareholders (the "Parent Shareholders Meeting") to be held as soon as is reasonably practicable after the date on which the Registration Statement becomes effective for the purpose of obtaining the approval of the transactions contemplated by this Agreement by its shareholders. Parent will, through its Board of Directors, recommend to its shareholders such approval.

                         (b) NII will promptly following the date of this Agreement establish a record date for, duly call, give notice of, convene and hold a meeting of its shareholders to be held as soon as is reasonably practicable after the date on which the Registration Statement becomes effective (the "NII Shareholders' Meeting") for the purpose of obtaining the approval and adoption of this Agreement and the Merger Agreement by its shareholders. NII will, through its Board of Directors, recommend to its shareholders approval and adoption of this Agreement and the Merger Agreement.

                         (c) At the NII Shareholders' Meeting, each of the Principal Shareholders shall vote, or cause to be voted, in favor of approval and adoption of this Agreement and the Merger Agreement, all NII Common Shares that such shareholder owns as of the record date of the NII Shareholders' Meeting. For purposes of the previous sentence, each of the Principal Shareholders shall be deemed to "own" all NII Company Shares that he owns of record and all other NII Common Shares over which he has sole voting power or, combined with another Principal Shareholder, has voting power. Each Principal Shareholder (i) shall not dispose of or in any way encumber any NII Common Shares that he owns prior to the consummation of the Merger, (ii) shall take no action inconsistent with the approval and consummation of the transactions contemplated hereby and (iii) shall execute and deliver an affiliate letter as contemplated by Section 4.12. As part of the ESOP Solicitation, each of the Principal Shareholders that is a participant in the ESOP shall instruct the ESOP trustees to vote all shares allocated to his ESOP account in favor of the Merger.

                    4.8 Pooling Letter of NII's Accountants. NII shall use its reasonable efforts to cause to be delivered to Parent a letter from Meredith, Cardozo, Lanz & Chiu LLP, addressed to Parent and NII, dated as of the Closing Date, stating that such firm concurs with management's conclusion that, as of such date, no conditions exist with respect to NII or its subsidiaries which would preclude NII from being party to a transaction that qualifies as a pooling of interests transaction under Opinion 16 of the Accounting Principles Board and applicable SEC rules and regulations.

                    4.9 Pooling Letter of Parent's Accountants. Parent shall use its reasonable efforts to cause to be delivered to NII a letter from KPMG Peat Marwick LLP, addressed to Parent, dated as of the Closing Date, stating that (i) KPMG Peat Marwick LLP concurs with management's conclusion that, as of such date, no conditions exist which would preclude accounting for the Merger as a pooling of interests transaction under Opinion 16 of the Accounting Principles Board and applicable SEC rules and regulations and (ii) the basis for such a concurrence is KPMG Peat Marwick LLP's belief that the criteria for such accounting treatment that can be assessed at the date of such letter have been met.

                    4.10 Comfort Letters. NII and the Principal Shareholders shall cause to be delivered to Parent (i) a letter from Meredith, Cardozo, Lanz & Chiu LLP, NII's and MRL's independent accountants, dated the business day prior to the mailing or delivery of the Proxy Statement to NII's and Parent's shareholders, in form and substance reasonably satisfactory to Parent, stating that the audited consolidated financial statements of NII included in the Proxy Statement and the Registration Statement comply as to form in all material respects with the applicable accounting requirements of the Securities Act and the published rules and regulations thereunder, and that, on the basis of inquiries of certain officials of NII and the other Acquired Companies who have responsibility for financial and accounting matters, a reading of (A) the unaudited financial statements included in the Proxy Statement and the Registration Statement, if any, and (B) the latest available interim unaudited financial statements (if different from those in the Proxy Statement or the Registration Statement), and such other procedures and inquiries as are specified in such letter, nothing has come to their attention which indicates that the financial statements referred to in subclause (A) above are not in conformity with GAAP applied on a basis substantially consistent with the audited consolidated financial statements of NII included in the Proxy Statement and the Registration Statement or do not comply as to form in all material aspects with the applicable accounting requirements of the Securities Act and the published rules and regulations thereunder, or that the financial statements or summarized financial information referred to in subclause (B) above are not stated on a basis substantially consistent with the audited consolidated financial statements of NII included in the Proxy Statement and the Registration Statement; and (ii) a letter, in form and substance reasonably satisfactory to Parent, confirming as of a date not more than five days prior to the Closing Date the statements contained in the letter delivered pursuant to the immediately preceding clause (i).

                    4.11 Additional Financial Statements. Between the date hereof and the Closing, NII shall furnish to Parent as promptly as possible and in any event not later than 25 days following the end of each quarter an unaudited consolidated balance sheet of NII as of the end of such quarter and consolidated statements of revenues and expenses, shareholders' equity and cash flow for the period beginning July 31, 1997 and ending at the end of such period, together with the corresponding period of the preceding fiscal year, in each case certified by the chief financial officer of NII as having been prepared in accordance with past practices of NII. Such financial statements shall be prepared in conformity with GAAP consistently applied and shall fairly present the consolidated financial condition and results of operations of NII, as of the dates and for the periods covered by such statements subject to adjustments (consisting of normal recurring adjustments, nonmaterial in nature, necessary to present fairly NII's consolidated financial position).

                    4.12 Affiliates. Not less than 30 days prior to the Closing Date, NII shall deliver to Parent a letter identifying all Persons who are, in NII's reasonable judgment, at the time this Agreement and the Merger Agreement are submitted for approval to the shareholders of NII, "affiliates" of NII for purposes of Rule 145 under the Securities Act or for purposes of qualifying the Merger for pooling of interests accounting treatment under Opinion 16 of the Accounting Principles Board and applicable SEC rules and regulations. NII shall use its best efforts to cause each such Person to deliver to Parent, and the Widmar Shareholders shall deliver to Parent, at least 30 days prior to the Closing Date a written agreement, in form and substance reasonably satisfactory to Parent, providing for (i) restrictions on the transfer of their Parent Common Shares necessary or advisable to comply with Rule

          145 under the Securities Act and the requirements for pooling treatment and (ii) the appropriate legending of the certificates for Parent Common Shares to be issued pursuant to the Merger.

                    4.13 Pooling of Interests. Each of NII and Parent will use reasonable efforts to cause the transactions contemplated by this Agreement, including the Merger, to be accounted for as a pooling of interests under Opinion 16 of the Accounting Principles Board and applicable SEC rules and regulations, and such accounting treatment to be accepted by each of NII's and Parent's independent public accountants, and by the SEC, respectively, and neither NII, any Principal Shareholder nor Parent will voluntarily take any action that would cause (to its knowledge after consultation with its independent public accountants) such accounting treatment not to be obtained.

                    4.14 NII ESOP. Prior to the NII Shareholders' Meeting but after the Registration Statement has been declared effective, NII will cause the ESOP to distribute the Proxy Statement to its participants in connection with the solicitation of votes of the ESOP participants on the Merger as required under the ESOP (the "ESOP Solicitation").

                    4.15 NII Shareholder List; Execution of Acknowledgement and Consent.

                         (a) NII shall deliver to Parent at least seven business days prior to the Closing Date a list (the "NII Shareholder List") of all holders of NII Common Shares and the number of shares held by each such holder as of the Closing Date.

                         (b) Promptly following the NII Shareholders' Meeting, NII shall use all reasonable efforts to cause each NII Shareholder other than the Principal Shareholders to execute and deliver an Acknowledgement and Consent to this Agreement in the form set forth in Exhibit D hereto.

                    4.16 Noncompetition.

                         (a) During the Relevant Period (as defined below), except for the performance of his duties as an employee of MRL, Parent or an affiliate of Parent or as expressly consented to in writing by Parent, no Applicable Principal Shareholder and none of his Affiliates (each as hereinafter defined) shall, directly or indirectly:

                              (i)  engage, anywhere in the Territory (as
          defined below), in the manufacture, assembly, design, distribution or marketing of any product or equipment substantially similar to or in competition with any product or equipment which, at any time during the period from the Closing Date until the date such Applicable Principal Shareholder ceases, for any reason, to be employed by MRL, Parent or an affiliate of Parent, is manufactured, sold or distributed by MRL or any other Acquired Company (which jointly and severally are hereinafter referred to as the "Group") or any product or equipment which the Group develops during such period for future manufacture, sale or distribution;

                              (ii)  be or become a stockholder, partner,
          owner, officer, director or employee or agent of, or a consultant to or give financial or other assistance to, any Person considering engaging in any such activities or so engaged;

                              (iii)  seek in competition with the business
          of the Group to procure orders from or do business with any customer of the Group;

                              (iv)  solicit or contact with a view to the
          engagement or employment by any Person of any Person who is an employee of the Group; or

                              (v) seek to contract with or engage (in such a way as to adversely affect or interfere with the business of the Group as carried on at any time after the date hereof and on or prior to the date such Applicable Principal Shareholder ceases, for any reason, to be employed by MRL, Parent or an affiliate thereof) any Person who has been contracted with or engaged to manufacture, assemble, supply or deliver products, goods, materials or services to the Group; provided, however, that nothing herein shall prohibit such Applicable Principal Shareholder and his Affiliates from owning, as passive investors, in the aggregate not more than 5% of the publicly-traded stock of any corporation so engaged.

          The duration of each Applicable Principal Shareholder's covenants set forth in this subparagraph shall be extended by a period of time equal to the number of days, if any, during which such Applicable Principal Shareholder or any of his Affiliates is in violation of the provisions hereof.

                         (b)  For the purposes of this Section 4.16,
          "Territory" means the United States, Europe and the Far East, and "Affiliate" means: (i) any corporation of which an Applicable Principal Shareholder owns or otherwise possesses the power to direct the vote, directly or indirectly, of an amount of voting securities sufficient to elect a majority of the board of directors of such corporation, and (ii) any other Person controlled by such Applicable Principal Shareholder. For the purposes of this definition of "Affiliate," "control" means the power to direct the management and policies of a Person, directly or indirectly, whether through the ownership of voting securities, by contract or otherwise; provided that, any Person of which such Applicable Principal Shareholder owns beneficially or of record, either directly or through one or more intermediaries, more than 20% of the ownership interests, shall be conclusively presumed to be an "Affiliate". For purposes of this Section 4.16, Applicable Principal Shareholder means William D. McEntire, Bernie A. Fredrick, Ronald E. Erickson and Robert E. Tambeau, and "Relevant Period" means the period commencing on the Closing Date and ending three years after the relevant Applicable Principal Shareholder ceases, for any reason, to be employed by MRL, Parent or any affiliate of Parent.

                         (c)  Each Applicable Principal Shareholder
          acknowledges that damages alone would not be an adequate remedy for any breach by him or his Affiliates of his covenants contained in this Section 4.16; accordingly, in addition to any other remedies which Parent may have, Parent shall be entitled to injunctive relief in any court of competent jurisdiction for any breach or threatened breach of any such covenants by an Applicable Principal Shareholder and/or his Affiliates. Nothing contained herein shall prevent or delay Parent from seeking, in any court of competent jurisdiction, specific performance or other equitable remedies in the event of any breach or intended breach by an Applicable Principal Shareholder or any of his Affiliates of any of their obligations hereunder.

                         (d)  Each Applicable Principal Shareholder
          acknowledges that the covenants contained in this Section 4.16 are fair and reasonable in light of the consideration paid hereunder and in order to protect Parent's investment in the Acquired Companies, and the invalidity or unenforceability of any particular provision, or part of any provision, of this
          Section 4.16 shall not affect the other provisions or parts hereof. If any provision of this Section 4.16 is determined to be invalid or unenforceable by a court of competent jurisdiction by reason of the duration or geographical scope of the covenants contained therein, such duration or geographical scope, or both, shall be considered to be reduced to a duration or geographical scope to the extent necessary to cure such invalidity.

                    4.17 NII Disclosure Statement. Promptly following the date hereof and in no event later than October 10, 1997, NII shall complete and finalize the NII Disclosure Statement, in form satisfactory to Parent, and deliver the same to Parent. Parent shall be entitled to amend Schedule 8.1 hereto to add thereto any matters disclosed in the NII Disclosure Statement.

                    4.18 The Stock Acquisition.

                         (a) Between the date hereof and the Closing, each Widmar Shareholder (i) shall not dispose of or in any way encumber any shares of capital stock of Widmar that such Person owns and
          (ii) shall take no action inconsistent with the approval and consummation of the transactions contemplated hereby.

                         (b) Prior to Closing, the Widmar Shareholders shall (i) cause Widmar to discharge, pay and satisfy in full all liabilities and obligations of Widmar (whether liquidated, unliquidated, accrued, mature, contingent or otherwise) such that as of the Closing Widmar shall be free of all liabilities and obligations, and (ii) cause Widmar to distribute (by way of redemption of Widmar capital stock or otherwise) to the Widmar Shareholders, pro rata in accordance with their current share ownership interests in Widmar, all of Widmar's assets remaining after the satisfaction of liabilities and obligations contemplated by subclause (i) other than the NII Common Shares owned by Widmar and the assets used in the operation of the Business, such distributed assets being immaterial.

                         (c) At the Closing, each Widmar Shareholder shall sell, transfer and deliver to Parent free and clear of all Encumbrances all shares of capital stock of Widmar owned by such Person, which in the aggregate shall constitute all of the outstanding shares of capital stock of Widmar as of the Closing, and Parent shall acquire such shares for the consideration set forth in paragraph (d) below.

                         (d) The aggregate purchase price for the Stock Acquisition described in subparagraph (c) above will be a number of Parent Common Shares (rounded to the nearest whole share) equal to the Widmar Percentage (as defined below) of the Aggregate Selas Shares (as defined in the Merger Agreement). Such Parent Common Shares shall be allocated among the Widmar Shareholders in accordance with the percentage allocation set forth in Schedule
          4.18 hereto and certificates therefor shall be delivered to the Widmar Shareholders at Closing, provided, however, that any fractional share amount shall be rounded to the nearest whole Parent Common Share. For purposes hereof, the "Widmar Percentage" means a percentage equal to the percentage of the aggregate outstanding NII Common Shares as of the Closing that Widmar owns as of the Closing.

                         (e) At the Closing, each Widmar Shareholder shall deliver to Parent certificates representing all of the shares of capital stock of Widmar owned by such Person duly endorsed for transfer or with stock powers affixed thereto executed in blank in proper form for transfer.

                         (f) The Widmar Shareholders hereby jointly and severally represent and warrant to Parent as follows:

                              (i) The Widmar Shareholders own the shares of capital stock of Widmar ascribed to them on Schedule 4.18, beneficially and of record, free and clear of any Encumbrance. Upon delivery to Parent of the certificates for such shares (other than any of such shares that are redeemed as contemplated by subparagraph (b) above) at the Closing, Parent will acquire good, valid and marketable title to such shares, free and clear of all Encumbrances (other than applicable securities law restrictions), and such shares shall constitute as of the Closing all of the outstanding capital stock of Widmar. Each Widmar Shareholder has the absolute right, authority, power and capacity to sell, assign and transfer the shares of Widmar capital stock owned by him or her free and clear of all Encumbrances (other than applicable securities law restrictions).

                              (ii) Except for this Agreement, there are no outstanding options, warrants, rights or other agreements or commitments of any nature whatsoever (either firm or conditional) obligating Widmar or any shareholder thereof to issue, deliver or sell, or cause to be issued, delivered or sold, any share of capital stock or other equity securities of Widmar or obligating Widmar or any shareholder thereof to grant, extend, or enter into any such option, right, warrant, agreement or commitment. Each of the issued shares of capital stock of Widmar has been duly authorized and validly issued and is fully paid and nonassessable and has not been issued in violation of (nor are any such shares subject to) any preemptive or similar rights.

                              (iii)   (A)  Each Widmar Shareholder
          acknowledges that any Parent Common Shares issued to him in connection with the Stock Acquisition will not be registered under the Securities Act on the grounds that the issuance of such shares is exempt from registration pursuant to Section 4(2) of the Securities Act or Regulation D promulgated under the Securities Act and that the reliance of Parent on such exemptions is predicated in part on the Widmar Shareholders' representations, warranties, covenants and acknowledgements set forth in this section.

                                   (B)     Each Widmar Shareholder is an
          "accredited investor" as defined in Rule 501 promulgated under the Securities Act.

                                   (C)     The Parent Common Shares acquired
          by each Widmar Shareholder pursuant to this Section 4.18 (collectively, the "Stock Acquisition Parent Shares") will be acquired for his own account, not as a nominee or agent, and without a view to resale or other distribution within the meaning of the Securities Act, and the rules and regulations thereunder except as contemplated hereunder, and no Widmar Shareholder will distribute any of such shares in violation of the Securities Act.

                                   (D)     Each Widmar Shareholder (i)
          acknowledges that the Stock Acquisition Parent Shares will not be registered under the Securities Act when issued to such Person as contemplated herein and such shares must be held indefinitely by him unless they are subsequently registered under the Securities Act or an exemption from registration is available, (ii) is aware that any routine sales of such shares made under Rule 144 under the Securities Act may be made only in limited amounts and in accordance with the terms and conditions for that Rule and that in such cases where the Rule is not applicable, compliance with some other registration exemption will be required, and (iii) is aware that Rule 144 will not be immediately available for use by any Widmar Shareholder for resale of such shares.

                                   (E)     Each Widmar Shareholder is well
          versed in financial matters, has had dealings over the years in securities, and is fully capable of understanding the type of investment represented by the Stock Acquisition Parent Shares and the risks involved in connection therewith.

                              (iv) In order to ensure compliance with
          applicable securities law restrictions, no Widmar Shareholder will sell or otherwise transfer or dispose of any of the Stock Acquisition Parent Shares or any interest therein (unless such shares have been registered under the Securities Act) without first having complied with either of the following conditions:

                                   (A)     Parent shall have received a
          written opinion of counsel to such Widmar Shareholder in form and substance satisfactory to Parent, in the exercise of its reasonable judgment, or a copy of a "no-action" or interpretive letter of the Commission, specifying the nature and circumstances of the proposed transfer and indicating that the proposed transfer will not be in violation of any of the registration provisions of the Securities Act and the rules and regulations promulgated thereunder; or

                                   (B)     Parent shall have received an
          opinion from its own counsel to the effect that the proposed transfer will not be in violation of any of the registration provisions of the Securities Act and the rules and regulations promulgated thereunder.

          Each Widmar Shareholder acknowledges that the certificates representing the Stock Acquisition Parent Shares may contain a restrictive legend noting the restrictions on transfer described in this section and required by federal and applicable state securities laws and that appropriate "stop-transfer" instructions will be given to Parent's stock transfer agent.

                    4.19 Registration by Parent. Following Closing, Parent shall use all reasonable effort to file a registration statement with the Commission on Form S-3 (or other form chosen by Parent) in order to register for resale by the Widmar Shareholders in "brokers' transactions" or in transactions directly with a "market maker" (as defined in paragraphs (f) and (g) of Rule 144 under the Securities Act) that number of Stock Acquisition Parent Shares as is equal to the number of such shares that such Persons would have been entitled to sell publicly during the one year period beginning on the Closing Date if resale of such shares pursuant to Rule 144 had been immediately available. On or prior to Closing, Parent and the Widmar Shareholders shall enter into a registration rights agreements providing for the foregoing registration and in form and substance reasonably satisfactory to Parent.


                 SECTION 5. CERTAIN CONDITIONS PRECEDENT TO PARENT'S AND MERGER SUB'S OBLIGATIONS.

                    All obligations of Parent and Merger Sub under this Agreement to effect the Stock Acquisition and the Merger and to take the actions required to be taken by them at Closing are subject to the fulfillment (or waiver in writing by a duly authorized officer of Parent) at or prior to the Closing of each of the following conditions:

                    5.1 Representations and Warranties. Each of the representations and warranties of NII and the Principal Shareholders set forth in this Agreement that is qualified by materiality shall be true and correct, and each of the representations and warranties of NII and the Principal Shareholders set forth in this Agreement that is not so qualified shall be true and correct in all material respects, in each case as of the date of this Agreement and as of the Closing Date as though made on and as of the Closing Date.

                    5.2 Performance of Covenants. NII and each Principal Shareholder shall have performed or complied in all material respects with all of the agreements, covenants and conditions required by this Agreement to be performed or complied with by them prior to the Closing.

                    5.3 Officer's Certificates. NII shall have delivered to Parent a certificate of a duly authorized officer of NII, dated the Closing Date, certifying as to the fulfillment of the conditions specified in Sections 5.1 and 5.2 (other than in respect of the matters set forth in Section 4.18), and the Widmar Shareholders shall have delivered to Parent a certificate of the Widmar Shareholders, dated the Closing Date, certifying as to the fulfillment of the conditions specified in Sections 5.1 and 5.2 in respect of the matters set forth in Section 4.18.

                    5.4 Parent Shareholder Approval. The transactions contemplated by this Agreement shall have been approved by affirmative vote of the Parent's shareholders by the requisite vote in accordance with Pennsylvania law and the rules of the American Stock Exchange.

                    5.5 Consents and Approvals. The waiting period under the HSR Act shall have expired or been terminated without any request by any governmental agency or authority for any additional information concerning such transactions. Each consent, approval, ratification, waiver or other authorization of any Person necessary, in the reasonable opinion of Parent, for the consummation of the transactions contemplated hereby and the continuation of the Business without interruption after the Closing in the same manner in which the Business is presently conducted and without the imposition or acceleration of any liability or obligation on any Acquired Company shall have been obtained and shall be in full force and effect, and no such consent, approval, ratification, waiver or other authorization:
          (i) shall have been conditioned upon the modification, cancella-tion or termination of any Contract, right or Authorization of any Acquired Company or Parent or (ii) shall impose on Parent or any Acquired Company any condition, provision or requirement not presently imposed upon the Acquired Companies or any condition that would be more restrictive after the Closing on the Acquired Companies than the conditions presently imposed on the Acquired Companies.

                    5.6 Legal Matters. The performance of the Acquiror Transaction Documents and the NII Transaction Documents and the consummation of the Closing shall not, directly or indirectly (with or without notice or lapse of time), violate, contravene, conflict with or result in a violation of any Law and shall not violate any Order of any court or governmental body of competent jurisdiction, and no suit, action, investigation or legal or administrative proceeding shall have been brought or threatened by any Person (other than by Parent) that questions the validity or legality of this Agreement or the transactions contemplated hereby.

                    5.7 Employment Agreements. Each of Messrs. William D. McEntire, Bernie Fredrick, Ronald E. Erickson and Robert E. Tambeau shall have entered into an Employment Agreement with MRL substantially in the form attached hereto as Exhibit B (the "Employment Agreements").

                    5.8 Due Diligence Review. Parent's due diligence investigation and review of each Acquired Company's business, prospects, obligations, capitalization, and properties, including, but not limited to, an evaluation of the stock record books, minute books, financial records, tax returns, Contracts, leases, Authorizations, employment agreements, employee benefit plans, all other Contracts material to the operation of the Acquired Companies' businesses, compliance with Laws, and environmental matters shall have been completed and the results thereof shall be acceptable to Parent in its sole discretion.

                    5.9 Resignation of Directors and Officers. Parent shall have received resignations in writing from such of the officers and directors of the Acquired Companies and Widmar as Parent shall have requested.

                    5.10 Opinion of Counsel. Parent shall have received the opinion satisfactory to Parent of Carr, McClellan, Ingersoll, Thompson & Horn, Professional Corporation, counsel for NII and the Principal Shareholders, dated as of the Closing Date, with respect to those matters on Exhibit E hereto.

                    5.11 Pooling Letters. Parent shall have received the letters from the accountants contemplated by Sections 4.8 and 4.9 hereof.

                    5.12 Affiliate Letters. Each person who may be deemed to be an affiliate of NII and each of the Widmar Shareholders shall have executed and delivered to Parent a letter as contemplated by Section 4.12 hereof.

                    5.13 Dissenters' Rights. The period for assertion of dissenters' rights pursuant to Chapter 13 of the CGCL shall have expired and the holders of not more than 5% in the aggregate of the outstanding NII Common Shares shall have perfected or preserved their dissenters' or appraisal rights under the CGCL in connection with the Merger.

                    5.14 NII Shareholder Approval. This Agreement and the Merger Agreement shall have been approved and adopted by the requisite vote of the NII shareholders in accordance with the CGCL.

                    5.15 Effectiveness of Registration Statement. The Registration Statement shall have been declared effective by the SEC under the Securities Act. No stop order suspending the effectiveness of the Registration Statement shall have been issued by the SEC and no proceedings for that purpose shall have been initiated by the SEC.

                    5.16 Listing of Parent Common Shares. The Parent Common Shares to be issued in the Merger shall have been approved for listing on the American Stock Exchange upon official notice of issuance.

                    5.17 Net Worth. NII's consolidated net worth (total assets less total liabilities), calculated in accordance with GAAP, shall be at least $5 million as of the Closing.

                    5.18 The Merger Agreement. The Merger Agreement shall have been duly executed and delivered by NII.

                    5.19 Shareholder Signatories. All of the NII shareholders other than Dissenting Shareholders (as defined in the Merger Agreement) shall be Shareholder Signatories.

                    5.20 Escrow Agreement. The Escrow Agreement shall have been duly executed and delivered by the Escrow Agent and the Representative.

                    5.21 GAAP Statements. The GAAP Statements shall have been delivered to Parent and shall not differ from the Existing Financial Statements in any material respect. NII's consolidated net worth reflected on the Interim NII Balance Sheet shall not be less than $5 million.

                    5.22 Waivers. NII shall have obtained and delivered to Parent Waivers duly executed by each applicable NII shareholder (present and former).

                    5.23 NII Disclosure Statement. NII shall have delivered the NII Disclosure Statement to Parent, and the NII Disclosure Statement shall be in form and substance acceptable to Parent in its sole discretion.


                 SECTION 6.   CERTAIN CONDITIONS PRECEDENT TO NII'S
                              OBLIGATIONS.

                    All obligations of NII under this Agreement to effect the Merger and to take the actions required to be taken by it at Closing are subject to the fulfillment (or waiver in writing by a duly authorized officer of NII) at or prior to the Closing of each of the following conditions:

                    6.1 Representations and Warranties. Each of the repre-sentations and warranties of Parent and Merger Sub set forth in this Agreement that is qualified by materiality shall be true and correct, and each of the representations and warranties of Parent and Merger Sub set forth in this Agreement that is not so qualified shall be true and correct in all material respects, in each case as of the date of this Agreement and as of the Closing Date as though made on and as of the Closing Date.

                    6.2 Performance of Covenants. Each of Parent and Merger Sub shall have performed or complied in all material respects with all of the agreements, covenants and conditions required by this Agreement to be performed or complied with by it prior to the Closing Date.

                    6.3 Officer's Certificate. Parent shall have delivered to NII a certificate of a duly authorized officer in such person's capacity as an officer, dated the Closing Date, certifying as to the fulfillment of the conditions specified in Sections 6.1 and 6.2.

                    6.4 Parent Shareholder Approval. The transactions contemplated by this Agreement shall have been approved by affirmative vote of the Parent's shareholders by the requisite vote in accordance with Pennsylvania law and the rules of the American Stock Exchange.

                    6.5 Approvals. The waiting period under the HSR Act shall have expired or been terminated.

                    6.6 Legal Matters. The performance of the Acquiror Transaction Documents and the NII Transaction Documents and the consummation of the Closing shall not, directly or indirectly (with or without notice or lapse of time), violate, contravene, conflict with or result in a violation of any Law and shall not violate any Order of any court or governmental body of competent jurisdiction, and no suit, action, investigation or legal or administrative proceeding shall have been brought or threatened by any Person (other than by an Acquired Company or a Principal Shareholder) that questions the validity or legality of this Agreement or the transactions contemplated hereby.

                    6.7 NII Shareholder Approval. This Agreement and the Merger Agreement shall have been approved and adopted by the requisite affirmative vote of the NII shareholders in accordance with the CGCL.

                    6.8 Effectiveness of Registration Statement. The Registration Statement shall have been declared effective by the SEC under the Securities Act. No stop order suspending the effectiveness of the Registration Statement shall have been issued by the SEC and no proceedings for that purpose shall have been initiated by the SEC.

                    6.9 Opinion of Counsel. NII and the Principal Shareholders shall have received an opinion satisfactory to NII and the Principal Shareholders of Drinker Biddle & Reath, counsel for Parent, dated as of the Closing Date, with respect to those matters on Exhibit F hereto.

                    6.10 Average Share Price. The Average Share Price (as defined in the Merger Agreement) shall be at least $10.00 (such dollar amount to be adjusted as appropriate to reflect any Parent Recapitalization (as defined in the Merger Agreement) that occurs after the date hereof and on or prior to the Closing Date) unless Parent shall, in its sole discretion, have elected in writing to waive 1,675,000 as the maximum number of Aggregate Selas Shares under the Merger Agreement (any such written election, the "Selas Option").

                    6.11 The Merger Agreement. The Merger Agreement shall have been duly executed and delivered by Parent and Merger Sub.

                    6.12 Listing of Parent Common Shares. The Parent Common Shares to be issued in the Merger shall have been approved for listing on the American Stock Exchange upon official notice of issuance.

                    6.13 Escrow Agreement. The Escrow Agreement shall have been duly executed and delivered by the Escrow Agent and Parent.


                        SECTION 7.  TERMINATION AND ABANDONMENT

                    7.1 Termination. This Agreement may be terminated and the transactions contemplated herein may be abandoned at any time prior to the Closing:

                    (a) by Parent or NII, if the Closing has not occurred (other than through the failure of the party seeking to terminate this Agreement to comply fully with its obligations under this Agreement) on or before February 28, 1998, or such later date as the parties may mutually agree upon;

                    (b)  by mutual consent of Parent and NII;

                    (c) by Parent and the Merger Sub, on the one hand, or NII and the Principal Shareholders, on the other hand, if a material breach of any provision of this Agreement has been committed by the other party and such breach has not been waived;

                    (d) by Parent, if any of the conditions in Section 5 has not been satisfied as of the Closing Date or if satisfaction of such a condition is or becomes impossible (other than through the failure of Parent or the Merger Sub to comply with its obligations under this Agreement) and Parent has not waived all such unsatisfied conditions before termination pursuant to this subparagraph (d); or

                    (e) by NII, if any of the conditions in Section 6 has not been satisfied as of the Closing Date or if satisfaction of such a condition is or becomes impossible (other than through the failure of any Acquired Company or any Principal Shareholder to comply with its or his obligations under this Agreement) and NII has not waived all such unsatisfied conditions on or before termination pursuant to this subparagraph (e).

                    7.2  Procedure for Termination; Effect of Termination.
          A party terminating this Agreement pursuant to Section 7.1 shall give written notice thereof to each other party hereto, whereupon this Agreement shall terminate and the transactions contemplated hereby shall be abandoned without further action by any party and all further obligations of the parties under this Agreement will terminate; provided, however, that if such termination is pursuant to Section 7.1(c), the terminating party's right to pursue all legal remedies will survive such termination unimpaired.

                          SECTION 8.  INDEMNIFICATION; ESCROW

                    8.1 Indemnification by Principal Shareholders. Subject to the limitations set forth in Section 8.3, each Principal Shareholder shall indemnify, defend and hold harmless Parent and Merger Sub and each of their respective directors, officers, shareholders, employees, agents, representatives and affiliates (collectively, "Selas Indemnified Persons") against and in respect of any and all losses, costs, expenses (including, without limitation, costs of investigation and reasonable defense and attorneys' fees), claims, damages, obligations, liabilities or diminutions in value, whether or not involving a third party claim (collectively, "Damages"), arising out of, based upon or otherwise in respect of: (a) any inaccuracy in or breach of any representa-tion or warranty of such Principal Shareholder made in or pursuant to this Agreement (including, without limitation, the first certificate referred to in Section 5.3 which, for this purpose, will be deemed to have stated, inter alia, that the Principal Shareholders' representations and warranties in this Agreement were true and correct as of the Closing as if made on the Closing); (b) any breach or nonfulfillment of any covenant or obligation of any Principal Shareholder contained in this Agreement; or (c) any of the matters described in Schedule 8.1 hereto.

                    8.2 Indemnification by Parent. Parent shall indemnify, defend and hold harmless the NII shareholders against and in respect of any and all Damages arising out of, based upon or otherwise in respect of: (a) any inaccuracy in or breach of any representation or warranty of Parent made in or pursuant to this Agreement (including, without limitation, the certificate referred to in Section 6.3 which, for this purpose, will be deemed to have stated, inter alia, that Parent's representations and warranties in this Agreement were true and correct as of the Closing as if made on the Closing Date); or (b) any breach or nonfulfillment of any covenant or obligation of Parent or Merger Sub contained in this Agreement.

                    8.3  Limitations on Liability.

                         (a)  In the absence of fraud and intentional
          misrepresentation, no Principal Shareholder shall have any obligation to indemnify any Selas Indemnified Person against Damages pursuant to Section 8.1 of this Agreement (other than in respect of a breach of Section 4.16) unless and until the aggregate of all such Damages suffered or incurred by Selas Indemnified Persons exceeds $100,000; in which event the Selas Indemnified Persons shall be entitled to indemnification for the full amount of all Damages suffered or incurred.

                         (b) Following Closing, in the absence of fraud and intentional misrepresentation, except for claims for Damages pursuant to Section 8.1(b) in respect of a breach of Section 4.16, the Principal Shareholders shall not be obligated to indemnify Selas Indemnified Persons against Damages pursuant to Section 8.1 to the extent that an indemnification claim by one or more Selas Indemnified Persons exceeds the value (calculated as described in Section 8.7) of the Parent Common Shares then-constituting the Escrow Deposit (as defined below). Following Closing, in the absence of fraud and intentional misrepresentation, except for claims for Damages pursuant to Section 8.1(b) in respect of a breach of Section 4.16, (i) the sole recourse of Selas Indemnified Persons with respect to indemnification claims shall be the Escrow Deposit, and (ii) the remedies set forth in this Section 8 and the Escrow Agreement (as defined below) shall be the exclusive remedies of Selas Indemnified Persons with respect to claims hereunder.

                         (c) No claim arising out of or based upon any inaccuracy in or breach of any representation or warranty made in or pursuant to this Agreement shall be made unless a claim arises and written notice is delivered to the indemnifying party within the Basic Claims Period (as defined below). For purposes hereof, "Basic Claims Period" means the period beginning on the Closing Date and ending on (i) in the case of the representations and warranties set forth in Sections 2.9, 2.10, 2.13, 2.14, 2.15(b), 2.16, 2.23(b), 2.26 and 2.31, the earlier of (x) the date of issuance of the report of Parent's independent accountants with respect to audited consolidated financial statements of Parent for the fiscal year in which the Closing occurs or (y) the first anniversary of the Closing Date and (ii) in the case of all other representations and warranties set forth herein, the first anniversary of the Closing Date.

                         (d) Disclosures made after the date hereof and any knowledge that is acquired about the accuracy or inaccuracy of or compliance with any representation, warranty, covenant or obligation set forth herein shall not in any manner affect rights to indemnification hereunder based on any such representation, warranty, covenant or obligation or be deemed in any manner to amend the NII Disclosure Statement. The waiver by Parent of any condition based on the accuracy of any representation or warranty, or compliance with any covenant or obligation, will not affect any right to indemnification based on such representations, warranties, covenants and obligations unless otherwise expressly agreed in writing by Parent.

                    8.4  Procedure For Indemnification - Third Party Claims.

                         (a)  Within thirty days after receipt by an
          indemnified party of notice of the commencement of any proceeding against it to which the indemnification in this Section 8 relates, such indemnified party shall, if a claim is to be made against an indemnifying party under Section 8, give notice to the indemnifying party of the commencement of such proceeding, but the failure to so notify the indemnifying party will not relieve the indemnifying party of any liability that it may have to any indemnified party, except to the extent that the indemnifying party demonstrates that the defense of such proceeding is materially prejudiced by the indemnified party's failure to give such notice.

                         (b) If any proceeding referred to in paragraph (a) above is brought against an indemnified party and it gives notice to the indemnifying party of the commencement of such proceeding, the indemnifying party will be entitled to participate in such proceeding and, to the extent that it wishes (unless (i) the indemnifying party is also a party to such proceeding and the indemnified party determines in good faith that joint representation would be inappropriate, or (ii) the indemnifying party fails to provide reasonable assurance to the indemnified party of its financial capacity to defend such proceeding and provide indemnification with respect to such proceeding), to assume the defense of such proceeding with counsel reasonably satisfactory to the indemnified party and, after notice from the indemnifying party to the indemnified party of its election to assume the defense of such proceeding, the indemnifying party will not, as long as it diligently conducts such defense, be liable to the indemnified party under Section 8 for any fees of other counsel or any other expenses with respect to the defense of such proceeding, in each case subsequently incurred by the indemnified party in connection with the defense of such proceeding, other than reasonable costs of investigation. If the indemnifying party assumes the defense of a proceeding, no compromise or settlement of such claims may be effected by the indemnifying party without the indemnified party's consent unless (1) there is no finding or admission of any violation of Law by the indemnified party (or any affiliate thereof) or any violation of the rights of any Person and no effect on any other claims that may be made against the indemnified party, and (2) the sole relief provided is monetary damages that are paid in full by the indemnifying party. The indemnified party will have no liability with respect to any compromise or settlement of the claims underlying such proceeding effected without its consent. If notice is given to an indemnifying party of the commencement of any proceeding and the indemnifying party does not, within ten days after the indemnified party's notice is given, give notice to the indemnified party of its election to assume the defense of such proceeding, the indemnifying party will be bound by any determination made in such proceeding or any compromise or settlement effected by the indemnified party.

                         (c)  Notwithstanding the foregoing, if an
          indemnified party determines in good faith that there is a reasonable probability that a proceeding may adversely affect it or its affiliates other than as a result of monetary damages for which it would be entitled to indemnification under this Agreement, the indemnified party may, with respect to those issues, by notice to the indemnifying party, assume the exclusive right to defend, compromise, or settle such proceeding, but the indemnifying party will not be bound by any determination of a proceeding so defended or any compromise or settlement effected without its consent.

                    8.5 Procedure for Indemnification - Other Claims. A claim for any matter not involving a third party claim may be asserted by notice to the party from whom indemnification is sought.

                    8.6  Acknowledgement; Release.

                         (a) Each Principal Shareholder hereby acknowledges that the representations, warranties and covenants made by him or it herein are made in his or its capacity as a shareholder of NII and/or as a shareholder of Widmar and not as a director, officer or employee of any Acquired Company or Widmar; accordingly, each Principal Shareholder acknowledges and confirms that following the Closing he shall not have any claim for indemnification by or contribution from Widmar or any Acquired Company, or any affiliate thereof, as an officer, trustee, director or employee thereof in respect of any matter, including without limitation, any Damages due or owing by such Principal Shareholder pursuant to the terms of this Agreement, and each Principal Shareholder hereby irrevocably releases Widmar and each Acquired Company and each affiliate thereof from any such claim.

                         (b) No Principal Shareholder shall have any right hereunder or otherwise to indemnification or contribution from Widmar, any Acquired Company or any affiliate thereof with respect to any matter (except for claims against Parent pursuant to Section 8.2), including, without limitation, any inaccuracy in or breach of any representation or warranty of NII or the Principal Shareholders made in or pursuant to this Agreement or any NII Transaction Document or any breach or nonfulfillment of any covenant or obligation of NII or Widmar contained in this Agreement or any NII Transaction Document, and each Principal Shareholder hereby irrevocably releases NII and Widmar from any liability for any such claim.

                    8.7 Escrow of Parent Common Shares. Immediately following the delivery to the Representative of certificates representing Parent Common Shares as provided in Section 4.4(a) of the Merger Agreement, the Principal Shareholders shall deposit into escrow, with the Escrow Agent named in the Escrow Agreement, an aggregate number of Parent Common Shares equal to 10% of the number of Parent Common Shares issuable by Parent pursuant to

          Section 4.1(c) of the Merger Agreement and pursuant to Section
          4.18 hereof (such deposit, the "Escrow Deposit"). Each Principal Shareholder shall be obligated to transfer into such Escrow Deposit that number of Parent Common Shares (rounded to the nearest whole number of Parent Common Shares to eliminate any fractional shares) as is equal to the product of (x) the aggregate Parent Common Shares referred to in the immediately preceding sentence and (y) the percentage allocation for such Principal Shareholder set forth in Schedule 8.7 hereto. Each Principal Shareholder hereby irrevocably authorizes and directs the Representative to make the foregoing transfer into the Escrow Deposit on his behalf out of Parent Common Shares received by the Representative pursuant to Section 4.4(a) of the Merger Agreement that such Principal Shareholder would have, but for this Section 8.7, been entitled to receive pursuant to Section 4.1(c) of the Merger Agreement. Indemnity claims asserted by Selas Indemnified Persons pursuant to this Section 8 shall be satisfied by the transfer, free and clear of all Encumbrances, of ownership of Parent Common Shares held in the Escrow Deposit to Parent in accordance with the terms of the Escrow Agreement. In order to facilitate any such transfer, each Principal Shareholder shall execute and deliver at the Closing (and thereafter from time to time as the Escrow Agent, Parent or the Representative may, from time to time, request) appropriate stock powers in blank. Each Parent Common Share returned to Parent out of the Escrow Deposit in settlement of any such indemnity claim in accordance with the Escrow Agreement shall be valued at the Average Share Price (as defined in the Merger Agreement). With respect to Parent Common Shares to be returned to Parent by the Principal Shareholders in settlement of indemnity claims of Selas Indemnified Persons, any dividends previously paid in respect of such returned shares (whether paid in cash, Parent Common Shares or other property) shall also be transferred, free and clear of all Encumbrances, to Parent, provided that the value of such dividends shall not be taken into account for purposes of determining the value of such returned Parent Common Shares, as contemplated under Accounting Principles Board Opinion No. 16 (Interpretation No. 30). No Principal Shareholder shall take any action with respect to the Parent Common Shares held in the Escrow Deposit that conflicts with the terms of the Escrow Agreement.

                    8.8 Appointment of Representative. (a) Each of the Principal Shareholders hereby appoints and, by executing the Acknowledgement and Consent set forth on Exhibit D hereto, each of the other NII shareholders executing such Acknowledgement and Consent (together with the Principal Shareholders, the "Shareholder Signatories") hereby appoints, Mr. William D. McEntire as such Person's exclusive agent to act on such Person's behalf with respect to (i) the surrender of certificates contemplated by Section 4.3 of the Merger Agreement and the distribution among such Persons of the consideration received in respect of the Merger and (ii) in the case of the Principal

          Shareholders, all indemnification claims pursuant to this
          Section 8, the delivery of Parent Common Shares into the Escrow Deposit as contemplated by Section 8.7 and all matters arising under the Escrow Agreement. In such representative capacity, Mr. McEntire, or any Person who shall succeed Mr. McEntire in such representative capacity pursuant to the terms of the Escrow Agreement, is sometimes referred to herein as the "Representative."

                         (b) Promptly following execution and delivery of this Agreement (or the Acknowledgement and Consent set forth in Exhibit D), each Shareholder Signatory shall deliver to the Representative certificates for all NII Common Shares owned by such Shareholder Signatory, and the Representative shall deliver such certificates to Parent at the Closing as contemplated in
          Section 4.3 of the Merger Agreement or, in the event this Agreement is terminated prior to Closing, the Representative shall return such certificates to such Shareholder Signatory promptly following such termination. Promptly following the Effective Time, the Representative shall deliver to each Shareholder Signatory who delivered to the Representative prior to the Effective Time certificates representing NII Common Shares that were converted in the Merger a certificate representing Parent Common Shares into which such NII Common Shares were converted, subject, in the case of the Principal Shareholders, to Section 8.7.

                         (c) The Representative shall take any and all actions which he believes are necessary or appropriate under this Agreement or the Merger Agreement for and on behalf of the Shareholder Signatories, as fully as if the Shareholder Signatories were acting on their own behalf, including, without limitation, defending all indemnity claims against the Principal Shareholders, consenting to, compromising or settling such claims, conducting negotiations with Parent and its representatives regarding such claims, dealing with Parent and the Escrow Agent under the Escrow Agreement with respect to all matters arising under such agreement, and taking any and all other actions specified in or contemplated by this Agreement. Parent, Escrow Agent and Merger Sub shall have the right to rely upon all actions taken or omitted to be taken by the Representative pursuant to this Agreement, the Merger Agreement and the Escrow Agreement, all of which actions or omissions shall be legally binding upon each of the Shareholder Signatories.


                            SECTION 9.  GENERAL PROVISIONS

                    9.1 Survival of Representations and Warranties. The representations and warranties of the parties hereto shall survive the Closing and the Merger but, except in respect of any claims for indemnification as to which notice shall have been duly given prior to the relevant expiration date set forth below, shall expire on (i) in the case of the representations and warranties set forth in Sections 2.9, 2.10, 2.13, 2.14, 2.15(b), 2.16,
          2.23(b), 2.26 and 2.31, the earlier of (x) the date of issuance of the report of Parent's independent accountants with respect to audited consolidated financial statements of Parent for the fiscal year in which the Closing occurs or (y) the first anniversary of the Closing Date and (ii) in the case of all other representations and warranties set forth herein, the first anniversary of the Closing Date. Notwithstanding anything to the contrary in this Agreement, the representations and warranties of each party hereunder, and the right of the other parties to indemnification for breach thereof, shall not be affected by any disclosure to, or investigation made by or on behalf of, the other parties before or after the Closing Date.

                    9.2 Notices. All notices, requests, claims, demands and other communications hereunder shall be in writing and shall be sufficiently given if delivered personally sent by overnight courier (providing proof of delivery), mailed by registered or certified mail, postage prepaid, return receipt requested or telecopied (with an additional copy mailed by first class mail) to the parties at the following addresses (or at such other address for a party as shall be specified by like notice). Any such notice or communication shall be deemed to have been given as of the date received, in the case of personal delivery, or on the date shown on the receipt or confirmation therefor in all other cases.

                    If to Parent or Merger Sub, to:

                    Selas Corporation of America
                    P.O. Box 200
                    2034 Limekiln Pike
                    Dresher, Pennsylvania 19025-1918
                    Telecopy:   (215)646-3536
                    Attention: Stephen F. Ryan, President & CEO with a copy to:

                    Drinker Biddle & Reath LLP
                    Philadelphia National Bank Building
                    1345 Chestnut Street
                    Philadelphia, PA  19107
                    Telecopy:   (215)988-2757
                    Attention:  Robert D. Denious, Esq.

                    If to NII or any of the Principal Shareholders to:

                    NII, Incorporated
                    19500 Nugget Boulevard
                    Sonora, California 95370
                    Telecopy:   (209)533-9591
                    Attention:  William D. McEntire, President

                    with a copy to:

                    Carr, McClellan, Ingersoll, Thompson & Horn,
                     Professional Corporation
                    216 Park Road
                    Burlingame, CA  94010
                    Telecopy:   (415)342-7685
                    Attention:  Denny S. Roja, Esq.


                    9.3 Further Assurances. Each party hereto shall use best efforts to comply with all requirements imposed hereby on such party and to cause the transactions contemplated hereby to be consummated as contemplated hereby and shall, from time to time and without further consideration, either before or after the Closing, execute such further instruments and take such other actions as any other party hereto shall reasonably request in order to fulfill his or its obligations under this Agreement and to effectuate the purposes of this Agreement and to provide for the orderly and efficient transition of the ownership of the
          Acquired Companies to Parent.   Each party shall promptly notify
          the other parties of any event or circumstance known to such party that could prevent or delay the consummation of the transactions contemplated hereby or which would indicate a breach or non-compliance with any of the terms, conditions, representations, warranties or agreements of any of the parties to this Agreement.

                    9.4 Costs and Expenses. Except as otherwise expressly provided herein, each party shall bear its own expenses in connection herewith. All HSR Act filing fees shall be paid by Parent.

                    9.5 Public Announcements. Neither Parent or Merger Sub on the one hand nor any Acquired Company or Principal Shareholder on the other shall issue any press release or make any public announcement or disclosure relating in any way to the transactions contemplated hereby or the negotiations concerning same without the prior consent of the other party; provided, however, that, as to announcements or disclosures required by Law or by the rules of the American Stock Exchange, Parent shall only be required to use its best efforts to advise NII of the form and content of any such announcement or disclosure prior to making any such announcement or disclosure and provided further that Parent shall be entitled to issue a press release following the execution and delivery of this Agreement.

                    9.6 Waiver; Amendment. The rights and remedies of the parties to this Agreement are cumulative and not alternative. At any time prior to the Closing, the parties hereto may, by a writing executed by the President and Chief Executive Officer or the Vice President, Treasurer and Chief Financial Officer of Parent and by the President and Chief Executive Officer of NII,
          (i) extend the time for the performance of any of the obligations or other acts of the parties hereto, (ii) waive any inaccuracies in the representations and warranties contained herein or in any document delivered pursuant hereto, (iii) waive compliance with any of the agreements or conditions contained herein except the conditions set forth in Sections 5.14 and 6.7; provided that no failure or delay by any party hereto in exercising any rights hereunder shall operate as a waiver thereof nor shall any single or partial exercise thereof preclude any other or further exercise thereof or the exercise of any other right hereunder. At any time prior to the Closing, this Agreement may be amended in any respect by a writing executed by each of the parties hereto.

                    9.7  Assignment and Benefit.

                         (a) No party hereto shall assign this Agreement or any rights hereunder, or delegate any obligations hereunder, without prior written consent of the other parties hereto.
          Subject to the foregoing, this Agreement and the rights and obligations set forth herein shall inure to the benefit of, and be binding upon, the parties hereto, and each of their respective successors, heirs and assigns.

                         (b) This Agreement shall not be construed as giving any person, other than the parties hereto and their permitted successors and assigns, any legal or equitable right, remedy or claim under or in respect of this Agreement or any of the provisions herein contained, this Agreement and all provisions and conditions hereof being intended to be, and being, for the sole and exclusive benefit of such parties, and permitted successors, heirs and assigns and for the benefit of no other person or entity.

                    9.8 Governing Law; Consent to Jurisdiction. This Agreement is made pursuant to, and shall be construed and enforced in accordance with, the laws of the Commonwealth of Pennsylvania (and United States federal law, to the extent applicable), irrespective of the principal place of business, residence or domicile of the parties hereto, and without giving effect to otherwise applicable principles of conflicts of law. Any legal action, suit or proceeding arising out of or relating to this Agreement may be instituted in any federal court in the Northern District of California, and each party waives any objection which such party may now or hereafter have to the laying of the venue of any such action, suit or proceeding, and irrevocably submits to the jurisdiction of any such court. Any and all service of process and any other notice in any such action, suit or proceeding shall be effective against any party if given as provided herein. Nothing herein contained shall be deemed to affect the right of any party to serve process in any other manner permitted by law or to commence legal proceedings or otherwise proceed against any other party in any jurisdiction other than California. Nothing contained herein or in any Transaction Document shall prevent or delay Parent from seeking, in any court of competent jurisdiction, specific performance or other equitable remedies in the event of any breach or intended breach by NII or any Principal Shareholder of any of his or its obligations hereunder.

                    9.9 Section Headings and Defined Terms. The section headings contained herein are for reference purposes only and shall not in any way affect the meaning and interpretation of this Agreement. The terms defined herein and in any agreement executed in connection herewith include the plural as well as the singular and the singular as well as the plural, and the use of masculine pronouns shall include the feminine and neuter. Except as other-wise indicated, all agreements defined herein refer to the same as from time to time amended or supplemented or the terms thereof waived or modified in accordance herewith and therewith.

                    9.10 Severability. The invalidity or unenforceability of any particular provision, or part of any provision, of this Agreement shall not affect the other provisions or parts hereof, and this Agreement shall be construed in all respects as if such invalid or unenforceable provisions or parts were omitted.

                    9.11 Counterparts. This Agreement may be executed in two or more counterparts, each of which shall be deemed an orig-inal; and any person may become a party hereto by executing a counterpart hereof, but all of such counterparts together shall be deemed to be one and the same instrument. It shall not be neces-sary in making proof of this Agreement or any counterpart hereof to produce or account for any of the other counterparts.

                    9.12 Entire Agreement. This Agreement, together with the NII Disclosure Statement and the agreements, exhibits, schedules and certificates referred to herein or delivered pursuant hereto, constitute the entire agreement between the parties hereto with respect to the subject matter hereof and supersede all prior agreements and understandings. The submission of a draft of this Agreement or portions or summaries thereof does not constitute an offer to purchase or sell the NII Common Shares, it being understood and agreed that no party hereto shall be legally obligated with respect to such a purchase or sale or to any other terms or conditions set forth in such draft or portion or summary unless and until this Agreement has been duly executed and delivered by all parties.

                    IN WITNESS WHEREOF, each of the parties hereto has duly executed this Agreement, all as of the date first above written.


                                          SELAS CORPORATION OF AMERICA


                                          By:/s/ Stephen F. Ryan
                                             Name:  Stephen F. Ryan
                                             Title: President and CEO


                                          By:/s/ Robert W. Ross
                                             Name:  Robert W. Ross
                                             Title: Secretary


                                          SELAS ACQUISITION CORPORATION


                                          By:/s/ Stephen F. Ryan
                                             Name:  Stephen F. Ryan
                                             Title: President and CEO


                                          By:/s/ Robert W. Ross
                                             Name:  Robert W. Ross
                                             Title: Secretary


                                          NII, INCORPORATED


                                          By:/s/ William D. McEntire
                                             Name:  William D. McEntire
                                             Title: President and CEO


                                          By:/s/ Suzanne M. McEntire
                                             Name:  Suzanne M. McEntire
                                             Title: Secretary

                                          PRINCIPAL SHAREHOLDERS:

                                          WIDMAR, INC.


                                          By:/s/ William D. McEntire
                                             Name:  William D. McEntire
                                             Title: President


                                          /s/ Ronald E. Erickson
                                          /s/ Elaine B. Erickson
                                          Ronald E. Erickson and Elaine B.
                                          Erickson, as trustees of the
                                          Erickson 1994 Revocable Trust
                                          dated April 15, 1994


                                          /s/ Ronald E. Erickson
                                          Ronald E. Erickson

                                          /s/ Bernie A. Fredrick
                                          Bernie A. Fredrick

                                          /s/ Rhonda Fredrick
                                          Rhonda Fredrick

                                          /s/ Robert E. Tambeau
                                          Robert E. Tambeau

                                          /s/ Jimmi Roberts
                                          Jimmi Roberts

                                          /s/ James Roberts
                                          James Roberts

                                          /s/ Richard J. McEntire
                                          Richard J. McEntire

                                          /s/ Suzanne M. McEntire
                                          Suzanne M. McEntire

                                          /s/ William D. McEntire
                                          William D. McEntire

                                       APPENDIX


                                Index of Defined Terms

                                                                  Where
          Term                                                  Defined

          Accounts Receivable . . . . . . . . . . . . . . . . . . .  10
          Acquired Companies  . . . . . . . . . . . . . . . . . . . . 2
          Acquired Company  . . . . . . . . . . . . . . . . . . . . . 3
          Acquiror Representatives  . . . . . . . . . . . . . . . .  36
          Acquiror Transaction Documents  . . . . . . . . . . . . .  31
          Affiliated Persons  . . . . . . . . . . . . . . . . . . .  23
          Authorizations  . . . . . . . . . . . . . . . . . . . . . . 7
          Business  . . . . . . . . . . . . . . . . . . . . . . . . . 1
          Buyer Indemnified Persons . . . . . . . . . . . . . . . .  54
          CERCLA  . . . . . . . . . . . . . . . . . . . . . . . . .  25
          CGCL  . . . . . . . . . . . . . . . . . . . . . . . . .  1, 2
          Closing . . . . . . . . . . . . . . . . . . . . . . . . . . 2
          Closing Date  . . . . . . . . . . . . . . . . . . . . . . . 2
          Code  . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
          Competing Business  . . . . . . . . . . . . . . . . . . .  23
          Contracts . . . . . . . . . . . . . . . . . . . . . . . .  15
          Damages . . . . . . . . . . . . . . . . . . . . . . . . .  54
          DOL . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
          Effective Time  . . . . . . . . . . . . . . . . . . . . . . 2
          Employee Benefit Plans  . . . . . . . . . . . . . . . . .  19
          Employment Agreements . . . . . . . . . . . . . . . . . .  49
          Encumbrance . . . . . . . . . . . . . . . . . . . . . . . . 3
          Encumbrances  . . . . . . . . . . . . . . . . . . . . . . . 3
          Erickson Trust  . . . . . . . . . . . . . . . . . . . . . . 1
          ERISA . . . . . . . . . . . . . . . . . . . . . . . . . .  19
          Escrow Agreement  . . . . . . . . . . . . . . . . . . . .  38
          Escrow Deposit  . . . . . . . . . . . . . . . . . . . . .  58
          ESOP  . . . . . . . . . . . . . . . . . . . . . . . . . .  22
          ESOP Solicitation . . . . . . . . . . . . . . . . . . . .  42
          Exchange Act  . . . . . . . . . . . . . . . . . . . . . . . 4
          Existing NII Financial Statements . . . . . . . . . . . . . 8
          Former Real Property  . . . . . . . . . . . . . . . . . .  24
          GAAP  . . . . . . . . . . . . . . . . . . . . . . . . . . . 9
          GAAP Statements . . . . . . . . . . . . . . . . . . . . . . 9
          Group . . . . . . . . . . . . . . . . . . . . . . . . . .  43
          HIPAA . . . . . . . . . . . . . . . . . . . . . . . . . .  22
          HSR Act . . . . . . . . . . . . . . . . . . . . . . . . . . 6
          Intellectual Property . . . . . . . . . . . . . . . . . .  13
          Interim CSI Balance Sheet . . . . . . . . . . . . . . . . . 9
          IRS . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
          Laws  . . . . . . . . . . . . . . . . . . . . . . . . . . . 5
          Merger  . . . . . . . . . . . . . . . . . . . . . . . . . . 1
          Merger Agreement  . . . . . . . . . . . . . . . . . . . . . 1
          Merger Sub  . . . . . . . . . . . . . . . . . . . . . . . . 1

          MRL . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
          Multiemployer Plan  . . . . . . . . . . . . . . . . . . .  21
          NII . . . . . . . . . . . . . . . . . . . . . . . . . . . . 1
          NII Common Shares . . . . . . . . . . . . . . . . . . . . . 3
          NII Disclosure Statement  . . . . . . . . . . . . . . . 3, 51
          NII Shareholder List  . . . . . . . . . . . . . . . . . .  42
          NII Shareholders' Meeting . . . . . . . . . . . . . . . .  39
          NII Transaction Documents . . . . . . . . . . . . . . . . . 4
          Orders  . . . . . . . . . . . . . . . . . . . . . . . . . . 8
          OSHA  . . . . . . . . . . . . . . . . . . . . . . . . . .  18
          Parent  . . . . . . . . . . . . . . . . . . . . . . . . . . 1
          Parent Common Shares  . . . . . . . . . . . . . . . . . .  33
          Parent Material Adverse Effect  . . . . . . . . . . . . .  32
          Parent Preferred Shares . . . . . . . . . . . . . . . . .  33
          Parent Shareholders Meeting . . . . . . . . . . . . . . .  39
          PBGC  . . . . . . . . . . . . . . . . . . . . . . . . . .  20
          Pension Plan  . . . . . . . . . . . . . . . . . . . . . .  19
          Person  . . . . . . . . . . . . . . . . . . . . . . . . . . 6
          Premises  . . . . . . . . . . . . . . . . . . . . . . . .  23
          Principal Shareholders  . . . . . . . . . . . . . . . . . . 1
          Proxy Statement . . . . . . . . . . . . . . . . . . . . .  30
          Registration Statement  . . . . . . . . . . . . . . . . .  30
          Representative  . . . . . . . . . . . . . . . . . . . . .  59
          SEC . . . . . . . . . . . . . . . . . . . . . . . . . . .  30
          SEC Reports . . . . . . . . . . . . . . . . . . . . . . .  33
          Securities Act  . . . . . . . . . . . . . . . . . . . . . . 4
          Selas Option  . . . . . . . . . . . . . . . . . . . . . .  52
          Shareholder Signatories . . . . . . . . . . . . . . . . .  58
          Stock Acquisition . . . . . . . . . . . . . . . . . . . . . 1
          Takeover Proposal . . . . . . . . . . . . . . . . . . . .  36
          Taxes . . . . . . . . . . . . . . . . . . . . . . . . . .  12
          Waivers . . . . . . . . . . . . . . . . . . . . . . . . .  38
          Welfare Plan  . . . . . . . . . . . . . . . . . . . . . .  19
          Western . . . . . . . . . . . . . . . . . . . . . . . . . . 6
          Widmar  . . . . . . . . . . . . . . . . . . . . . . . . . . 1
          Widmar Percentage . . . . . . . . . . . . . . . . . . . .  45
          Widmar Shareholders . . . . . . . . . . . . . . . . . . . . 1