Form 10-K
period 1997-12-31
SELAS CORP OF AMERICA
filed 1998-03-23
CIK 88790

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                       FORM 10-K
      (Mark One)
      (X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 1997
                                           OR
      ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

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

      Securities registered pursuant to Section 12(b) of the Act:
                                               Name of each exchange on
           Title of each class                    which registered
       Common Shares, $1 par value             American Stock Exchange
             per share

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

      The aggregate market value, as of March 9, 1998,of the voting stock held by non-affiliates of the registrant was approximately $47,743,166 (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

      At March 9, 1998, there were 5,225,760 of the Company's common shares outstanding (exclusive of 363,564 treasury shares).

                          DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company's 1997 annual report to shareholders are incorporated by reference into Part II of this report. Portions of the Company's proxy statement for the 1998 annual meeting of shareholders are incorporated by reference into Part III of this report. Except for the parts of such documents that have been specifically incorporated herein by reference, such documents shall not be deemed "filed" for the purposes of this report.



                                        -2-


                                     PART I

      ITEM 1.  Business

      Selas Corporation of America (together with its subsidiaries, unless the context otherwise requires, referred to herein as the "Company", was incorporated in Pennsylvania in 1930. The Company is a diversified firm with international operations and sales that engages in the design, development, engineering and manufacturing of a range of products. The Company, headquartered in Dresher, Pennsylvania with subsidiaries in Minnesota, Ohio, California, England, France, Germany and Italy (and a 50% joint venture in Japan), operates directly or through subsidiaries in three business segments.

      Under the SelasTM name, the Company designs and manufactures specialized industrial heat processing systems and equipment for steel, glass and
      other manufacturers worldwide.    The Company's subsidiary, Resistance
      Technology, Inc., designs and manufactures microminiature components and molded plastic parts primarily for the hearing instrument manufacturing industry worldwide and also for the electronics, telecommunications and medical equipment industries. The Company's subsidiary, RTI Electronics, Inc., formed in 1997, has extended Resistance Technology, Inc.'s microminiature components business through the manufacture of heat sensitive resistors known as thermistors. The Company's subsidiary, Deuer Manufacturing, Inc., manufactures spare tire holders and lifts and related products, primarily based on cable winch designs, for use principally as original equipment by the pick-up truck and minivan segment of the automotive industry.

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


                                        -3-
      ITEM 1.  Business - (Continued)

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

      Marketing and Competition. The Company markets its custom-engineered furnaces on a global basis. Marketing personnel are located at the Company's offices in Dresher, Paris, Ratingen, Derbyshire, Milan and at the offices of its 50%-owned affiliate, Nippon Selas Co., Ltd., in Tokyo. Over the years, the Company has installed custom-engineered systems throughout the world, in Europe, North America, South America, Asia, Australia and Africa. In a particular period, a single contract may account for a large percentage of sales, but the Company is not dependent on any custom-engineered systems customer on an ongoing basis.

      Company engineering and marketing personnel maintain contact with potential major steel and glass customers to determine their needs for new furnaces, typically for expansion or new technology. The Company's furnaces have long useful lives, and replacement business is not a major factor in sales of custom-engineered systems. The Company has and continues to perform modifications to older existing furnaces to improve production quantities, along with quality of the end product.

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

      Operations. The Company's custom-engineered furnace business is conducted principally by its wholly-owned subsidiaries, Selas S.A. (Paris), CFR-CECF Forumi-Ripoche, S.A. (Paris), Selas Waermetechnik GmbH (Ratingen), Selas Italiana, S.r.L. (Milan) and Selas U.K. (Derbyshire). These subsidiaries currently employ approximately 149 persons, of whom 25 are administrative personnel and 124 are sales, engineering and operations personnel. A small number of engineering and marketing management personnel located at the Company's Dresher, Pennsylvania headquarters facility are also involved from time to time in the custom-engineered furnace business.

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

      On February 26, 1998, the company's wholly-owned subsidiary, Selas S.A., acquired the stock of CFR, a Paris, France firm engaged in the engineered industrial furnace business. This acquisition was made to complement the Company's existing heat processing operations in Europe, particularly the Company's custom-engineered furnace business. CFR engineers and designs batch and continuous furnaces that are used for heat treating both ferrous and non-ferrous metals, and also furnaces used for the hardening and etching of glass and ceramic tableware. Recently, CFR's principal products have been continuous custom-engineered furnaces for aluminum strip, furnaces for hardening and etching glass and ceramic tableware, along with Bell furnaces for heat treating ferrous metals. CFR was formed by the merger of three French companies, CECF, Fofumi and Ripoche, once the largest industrial furnace company in France. The Company believes that CFR enjoys a good reputation in the French market for engineered industrial furnaces. CFR's sales have primarily been in France, although CFR has some sales in other European countries. CFR's products are not in competition with the Company's existing products in Europe. CFR does have several European competitors for each product offered and some of its competitors are larger and have greater financial resources.

      At its facilities in Paris, France and Maisse, France, CFR employs approximately 50 full-time employees of whom 8 are executive and administrative personnel, 27 are sales and engineering personnel, and 15 are fabrication and assembly personnel.

      Certain information regarding the acquisition of the CFR business is set forth in note 19 to the Company's consolidated financial statements.

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

      Marketing and Competition. The Company markets its standard-engineered systems products on a global basis through its sales and marketing personnel located in Dresher, Pennsylvania, and also sells these products through licensees and agents located in various parts of the world. Although the Company competes for orders for such products with many other manufacturers, some of which are larger and have greater financial resources, the Company believes that its reputation and its high standard for quality allow it to compete effectively with other manufacturers.

      Operations. At its Dresher facility, the Company employs approximately 77 persons, of whom 19 are executive and administrative personnel, 20 are sales and engineering personnel and 38 are personnel engaged in manufacturing. The hourly personnel are represented by a union, and the current union contract expires May 1, 1998. The Company considers its relations with its employees to be satisfactory.

      The principal components used in the Company's heat processing equipment and other products are steel, special castings (including high-alloy materials), electrical and electronic controls and materials handling equipment. These items are available from a wide range of independent suppliers.

      Research and Development. The Company conducts research and development activities at its Dresher facility to support its heat processing services and products. The Company's research efforts are designed to develop new products and technology as well as to improve existing products and technology. The Company also conducts research on behalf of particular customers in connection with customers' unusual process needs. Research and development expenditures for heat processing aggregated $120,000, $56,000 and $188,000 in 1997, 1996 and 1995, respectively.

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

                   MICROMINIATURE ELECTROMECHANICAL COMPONENTS,
                         THERMISTORS AND MOLDED PLASTICS

      Resistance Technology, Inc. ("RTI"), a wholly-owned subsidiary whose outstanding capital stock the Company acquired on October 20, 1993, manufactures microminiature components and molded plastic parts primarily for the hearing instrument manufacturing industry worldwide. RTI Electronics, Inc. ("RTIE"), formed in 1997, has expanded RTI's microminiature components business through the manufacture of heat sensitive resistors known as thermistors.

      Products and Industries Served. RTI is a leading manufacturer and supplier of microminiature electromechanical components to hearing instrument manufacturers. These components consist of volume controls, trimmer potentiometers and switches. RTI also manufactures hybrid amplifiers and integrated circuit components ("hybrid amplifiers"), along with faceplates for in-the-ear and in-the-canal hearing instruments. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer's individualized specifications. Sales to hearing instrument manufacturers represented approximately 72% of 1997 annual net sales for the Company's microminiature and plastics business.

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

      The potential range of applications for RTI's molded plastic parts is broad. RTI has produced intravenous flow restrictors for a medical instruments manufacturer and cellular telephone battery sockets for a telecommunications equipment manufacturer. Sales by RTI to industries other than the hearing instrument industry represented approximately 11% of 1997 annual net sales for the Company's microminiature and plastics business.

      RTI manufactures its components on a short lead-time basis in order to supply "just-in-time" delivery to its customers. Due to the short lead-time, the Company does not include orders from RTI's customers in its published backlog figures.

      RTIE is a wholly owned subsidiary of the Company that is under the management direction of RTI. This subsidiary was established in February, 1997, when the Company acquired the assets and certain liabilities of the Rodan Division of Ketema, Inc. RTIE manufactures



                                        -9

      and sells thermistors and thermistor assemblies, which are solid state devices that produce precise changes in electrical resistance as a TM function of any change in absolute body temperature. RTIE's Surge-Gard product line, an inrush current limiting device used primarily in computer power supplies, represents approximately 50% of RTIE's sales. The balance of sales represent various industrial, commercial and military sales for thermistor and thermistor assemblies to domestic and international markets. Sales for thermistor and thermistor related assemblies represented approximately 17% of 1997 annual net sales for the Company's microminiature and plastics business.

      RTIE's principal raw materials are various metal oxide powders and silver paste, for which there are multiple sources of supply.

      Certain information regarding the acquisition of the RTIE business is set forth in note 2 to the Company's Consolidated Financial Statements.

      Marketing and Competition. RTI sells its hearing instrument components directly to domestic hearing instrument manufacturers through an internal sales force. Sales of molded plastic parts to industries other than hearing instrument manufacturers are made through a combination of independent sales representatives and internal sales force. In recent years, three companies have accounted for a substantial portion of the U.S. hearing instrument sales. In 1997, these three customers accounted for approximately 25% of RTI's net sales.

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

      RTIE sells its thermistors and thermistor assemplies through a combination of independent sales representatives and internal sales force.

      RTIE has many competitors, both domestic and foreign, that sell various thermistor and thermistor assemblies and some of these competitors are larger and have greater financial resources. In addition, RTIE holds a relatively small market share in the world-market of thermistor products.

      Operations. RTI currently employs 267 people, of whom 28 are executive and administrative personnel and 239 are sales, engineering and operations personnel at RTI's two facilities near Minneapolis, Minnesota. A small number of sales personnel employed by RT, GmbH are located in Munich, Germany.

      At its facilities in Anaheim, California, RTIE employs 72 full-time employees, of which 21 are salaried and 51 hourly.

      As a consumer products manufacturer, RTI is subject to claims for personal injuries allegedly caused by its products. While the Company maintains what it believes to be adequate insurance coverage, it retains a self-insured deductible under its liability insurance policies.

      Research and Development. RTI and RTIE conduct research and development activities primarily to improve its existing products and technology. Their research and development expenditures were $1,154,000, $1,083,000 and $1,106,000 in 1997, 1996 and 1995, respectively.

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

      Products and Industries Served. Deuer is a leading supplier of spare tire holders used on light trucks and mini-vans manufactured by the major domestic automotive manufacturers. Deuer's spare tire holder holds the spare tire to the underbody of the vehicle by means of a steel cable running to the underside of the vehicle's frame. One end of the steel cable is attached to a hub placed through the center of the spare tire's rim, and the other end is attached to a hand-operated winch mounted at an accessible location on the vehicle. The spare tire holding system permits the spare tire to be stored in a remote location and to be easily removed without the need to crawl under the vehicle. During 1997, sales of spare tire holders accounted for approximately 87% of Deuer's net sales.

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

      Deuer manufactures products on a short lead time basis in order to furnish "just-in-time" delivery to its automotive customers. Because of the substantial variances between manufacturers' estimated and actual requirements, the Company does not include blanket order commitments from automotive manufacturers in its published backlog figures.
      Marketing and Competition. Deuer sells its spare tire holders directly to domestic automotive manufacturers. Deuer's spare tire holders are sold to Chrysler Corporation, General Motors, Toyota, Ford Motor Company, New United Motor Manufacturing, Inc. and Mobile Home Manufactures. The design and quality of Deuer's spare tire holders have been recognized by its major customers. The Company sells its hoist-pullers through a network of distributors as well as directly to some large retail outlets.

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

      Deuer's principal raw material is coil rolled steel and metal cable which is widely available. Deuer also conducts research and development activities which consist of the development of new products and technology and the modification of existing products. Deuer's research and development expenditures aggregated $253,000, $265,000 and $171,000 in 1997, 1996 and 1995, respectively.

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

      RTI leases a 47,000 sq. ft. manufacturing facility in Arden Hills, Minnesota from a partnership consisting of two officers of RTI, one of whom, Mark S. Gorder, serves on the Company's Board of Directors. At this facility, RTI manufactures all of its products other than plastic component parts. The lease expires in October, 2003, with two successive 5-year renewal options. In addition, RTI owns, subject to a mortgage from a third party lender, a 20,000 sq. ft. building in Vadnais Heights, Minnesota at which RTI produces plastic component parts. (See notes 8, 17, and 18 of the Company's consolidated financial statements.)

      RTIE leases three buildings in an industrial park in Anaheim, California. These buildings constitute the manufacturing facilities and offices of RTIE and consist of a total of 38,400 square feet. The lease on one property, consisting of 12,000 square feet, is based on a month-to-month lease. The other two leases expire April 30, 1999.

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

      Selas Italiana S.r.L., the Company's Italian subsidiary, Selas Waermetechnik GmbH, the Company's German subsidiary and Selas UK, the Company's United Kingdom subsidiary, lease facilities in Milan, Italy, Ratingen, Germany, and Derbyshire, UK, respectively. The Milan and Derbyshire facilities are comprised of engineering, sales and administrative offices with the leases expiring in October 2001 and a month to month basis, respectively. The Ratingen facilities are used for sales, administrative and engineering activities and assembly of small furnaces and furnace components, with the lease expiring

      February, 2000. Resistance Technology, GmbH, leases office space in Munich, Germany, on a year-to-year basis, for its sales personnel. Management expects to be able to extend these leases.

      The recently acquired CFR, leases facilities in Paris and Maisse, both in France. The facilities in Paris house engineering, sales and administrative operations and has 10,000 square feet. The Maisse facility is 40,000 square feet and houses CFR's fabrication and assembly operations. The Paris lease expires January, 2000 and the Maisse lease expires February, 2001, each with two three-year optional renewal terms.

      ITEM 3.  Legal Proceedings

      The Company is a defendant along with a number of other parties in approximately 215 lawsuits as of December 31, 1997 (155 as of December 31, 1996) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company.
      The Company is also one of approximately 500 defendants in a class action on behalf of approximately 2,700 present or former employees of a Texas steel mill alleging that products supplied by the defendants created a poisonous atmosphere that caused unspecified physical harm. These cases are being defended by one or more of the Company's insurance carriers presently known to be "at risk." Through October 1993, the legal costs of defense of the asbestos and steel mill cases were shared among the insurance carriers (92%) and the Company (8%). The lead insurance carrier settled a number of the cases in 1993 and requested that the Company pay a portion of the settlement amount. The Company declined to do so because no such payment is required by the express terms of the policies. The lead carrier then purported in October 1993 to abrogate the arrangement under which the defense costs had been shared, and the Company responded by tendering all of the cases to the lead carrier and demanding that the lead carrier honor its obligations under its policies to pay 100% of the costs of defense and 100% of all settlements and judgments up to the policy limits. The lead carrier has settled approximately 11 and 17 claims in 1997 and 1996, respectively, with no
      request for the Company to participate in any settlement.   The lead
      carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management is of the opinion that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

      In 1995, a dispute which was submitted to arbitration, arose under a contract between a customer and a subsidiary of the Company. Substantial claims were asserted against the subsidiary Company under the terms of the contract. The Company recorded revenue of approximately $1,400,000 in 1994 and has an uncollected receivable of $140,000. The Company believes that the disposition of this claim will not materially affect the Company's consolidated financial position or results of operations.


      ITEM 4.  Submission of Matters to a Vote of Security Holders

                None


      ITEM 4A.  Executive Officers of the Company

      The names, ages and offices (as of February 27, 1998) of the Company's officers were as follows:

           Name                 Age            Office

      Stephen F. Ryan           62           President and Chief
                                             Executive Officer

      Christian Bailliart       49           Vice President and Chairman-
                                             Director Generale of Selas S.A.

      Frank J. Boyle            68           Vice President, Sales and
                                             Engineering

      James C. Deuer            69           Vice President and President
                                             of Deuer Manufacturing, Inc.

      Mark S. Gorder            51           Vice President and President of
                                             Resistance Technology, Inc.

      Robert W. Ross            49           Vice President, Chief Financial
                                             Officer, Treasurer and Secretary


      Mr. Ryan joined the Company in May 1988, as President and Chief Executive Officer. Mr. Bailliart joined Selas S.A. in 1974 and in January 1, 1993 was promoted to Vice President of the Company and Chairman-Director Generale of Selas S.A. In 1989 he was promoted to Chairman-Director Generale of Selas S.A. from Vice President,
      Treasurer. Mr. Boyle joined the Company in 1961 and has held various management positions in research and development, applications engineering and sales. He was appointed Vice President-Sales and

      Engineering in July 1988. Mr. Deuer joined the Company as President of Deuer Manufacturing when it was acquired in May, 1986 and was promoted to Vice President of the Company and President of Deuer Manufacturing in December, 1990. From 1965 to 1986 he was President of Deuer Manufacturing. Mr. Gorder joined the Company October 20, 1993 when Resistance Technology, Inc. (RTI) was acquired. Prior to the acquisition, Mr. Gorder was President and one of the founders of RTI, which began operations in 1977. Mr. Gorder was promoted to Vice President of the Company and elected to the Board of Directors in 1996. Mr. Ross joined the Company in October 1990 as Vice President - Treasurer, was appointed Chief Financial Officer January 1, 1994 and elected Secretary February 21, 1995. From 1981 to 1990 he was with ALPO Pet Foods, a division of Grand Metropolitan PLC, as a Controller from 1981 and as Vice President, Controller from 1988.

                                     PART II

      ITEM 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters

      The Company's common shares are listed on the American Stock Exchange. The high and low sale prices during each quarterly period during the past two years were as follows:


      MARKET AND DIVIDEND INFORMATION
                                          1997                  1996
                                         Market                Market
                                      Price Range           Price Range
      QUARTER                       HIGH     LOW          HIGH      LOW
      First   . . . . . . . . . . . 13-1/16  10            7-13/16   5-7/8
      Second  . . . . . . . . . . . 12-5/8    9-13/16      7-11/16   6-15/16
      Third   . . . . . . . . . . . 13-1/2   11-1/4        9-9/16    6-11/16
      Fourth  . . . . . . . . . . . 13-3/16   8-15/16     11-1/2     9

      At February 12, 1998, the Company had 499 shareholders of record.

                                     1997        1996        1995
      Dividends per share:
        First Quarter               $.043        $.04        $.037
        Second Quarter               .045         .04         .037
        Third Quarter                .045         .04         .04
        Fourth Quarter               .045         .043        .04

      The payment of any future dividends is subject to the discretion of the Board of Directors and is dependent on a number of factors, including the Company's capital requirements, financial condition, financial covenants and cash availability.

      Note: All information above has been adjusted to give retroactive effect to a 3 for 2 stock split in June 1997. See note 14 to the Consolidated Financial Statements.

      ITEM 6. Selected Financial Data

      Certain selected financial data is incorporated by reference to "Selas Corporation of America Five-Year Summary of Operations", page 4, and "Other Financial Highlights" (excluding graphs), page 5, of the Company's 1997 annual report to shareholders.

      ITEM 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

      Management's Discussion and Analysis is incorporated by reference to page 6 through 10 of the Company's 1997 annual report to shareholders.

      Forward-Looking and Cautionary Statements. The Company and its representatives may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management's Discussion and Analysis. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company is hereby identifying certain important factors which could cause the Company's actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of the Company. All such forward-looking statements are qualified by reference to the following cautionary statements.

      The Company's heat processing business, which has contributed substantially to the Company's consolidated results, is affected by, among other things, the capital expenditures of steel and glass manufacturers and processors, industries that are highly cyclical in nature. It is difficult to predict demand for the Company's heat processing products, and the financial results of the Company's heat processing business have fluctuated, and may continue to fluctuate, materially from year to year.

      Several of the Company's competitors have been able to offer more standardized and less technologically advanced heat processing systems and equipment at lower prices. Although the Company believes that it has produced higher quality systems and equipment than these lower priced competitors, in certain instances price competition has had an adverse effect on the Company's sales and margins. There can be no assurance that the Company will be able to maintain or enhance its technical capabilities or compete successfully with its existing and future competitors.

      There can be no assurance that the Company will remain a competitive supplier to the automobile and truck industry in view of, among other things, the general trend in recent years in that industry toward a reduction in the number of third-party suppliers and toward more integrated component suppliers.

      The Company's microminiature electromechanical business has benefitted from its ability to automate and keep costs and prices low. There can be no assurance that the Company will be able to continue to achieve such automation and its historical profit margins particularly as the technology of hearing instruments changes and as the business expands into other product lines.

      ITEM 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations (Continued)


      The Company has international operations, as a result, the Company's performance may be materially affected by foreign economies and currency movements.

      The Company cautions that the foregoing list of important factors is not intended to be, and is not, exhaustive. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


      ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

      Non-applicable.


      ITEM 8.  Financial Statements and Supplementary Data

      The Company's consolidated balance sheets as of December 31, 1997 and 1996, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1997, and the report of independent auditors thereon and the quarterly results of operations (unaudited) for the two year period ended December 31, 1997 are incorporated by reference to pages 11 to 35 of the Company's 1997 annual report to shareholders.


      ITEM 9.  Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure

               None





                                        -19-
                                      PART III



      The information called for by Items 10, 11, 12 and 13 (except the information concerning executive officers included in Item 4A) is incorporated by reference to the Company's definitive proxy statement relating to its 1998 Annual Meeting of Shareholders which the Company filed on March 20, 1998. However, the portions of such proxy statement constituting the report of the Compensation Committee of the Board of Directors and the graph showing performance of the Company's common shares and certain share indices shall not be deemed to be incorporated herein or filed for purposes of the Securities Exchange Act of 1934.





                                       -20-


                                     PART IV

      ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
                Form 8-K

                (a) The following documents are filed as a part of this report:

      1. Financial Statements - The Company's consolidated financial statements, as described below, are incorporated by reference to pages 11 through 35 of the Company's 1997 annual report to shareholders.

           Consolidated Balance Sheets at December 31, 1997 and 1996.

           Consolidated Statements of Operations for the years ended December 31, 1997, 1996 and 1995.

           Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.

           Consolidated Statements of Shareholders' Equity for the years ended December 31, 1997, 1996 and 1995.

           Notes to Consolidated Financial Statements.

           Report of Independent Auditors.

           Financial statements for 50% or less owned companies which are accounted for by the equity method have been omitted because they do not, considered individually or in the aggregate, constitute significant subsidiaries.

      2.   Financial Statement Schedules
                                                             Page
           Report of Independent Auditors on the
             Consolidated Financial Statement Schedules      24

           Schedule I - Condensed Financial Information
             of Registrant (Parent only)                     25,26,27,28

           Schedule II - Valuation and Qualifying
             Accounts                                        29, 30
           All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.





                                      -21-

      ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K - (Continued)

      3.   Exhibits

      3A.  The Company's Articles of Incorporation as amended May 18,
           1984 and April 25, 1991. Exhibit 3A to the Company's report on Form 10-K for the year ended December 31, 1984 and Exhibit 3A1 to the Company's report on Form 10-K for the year ended December 31, 1991 are hereby incorporated herein by reference.

      3B.  The  Company's  By-Laws as  amended.   Exhibit  3B to  the Company's
           Report on Form 10-K for the year ended December 31, 1995 is hereby incorporated by reference.

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

      4G. Amended Credit Agreement dated February 21, 1997 which amends the Credit Agreement dated October 20, 1993 and the July 21, 1995 amendment with First Union/First Fidelity, N.A. Pennsylvania.
           Exhibit 4G to the Company's report on Form 10-K for the year ended December 31, 1996 is hereby incorporated by reference.
                                      -22-

      ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K - (Continued)

      4H. Guaranty dated February, 1998 of the Company in favor of First Union/First Fidelity, N.A. Pennsylvania.

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

      10E. Amended and Restated 1994 Stock Option Plan.

      10F. Form  of Stock  Option  Agreements  granted  under the  Amended  and
           Restated 1994 Stock Option Plan. Exhibit 10F to the Company's report on Form 10-K for the year ended December 31, 1995 is hereby incorporated by reference.

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

      10J. Amended  and Restated  Office/Warehouse  Lease,  between  Resistance
           Technology, Inc. and Arden Partners I, L.L.P. (of which Mark S. Gorder is one of the principal owners) dated November 1, 1996.
           Exhibit 10J to the Company's report on Form 10-K for the year ended December 31, 1996 is hereby incorporated by reference.





                                      -23-


      ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K - (Continued)

      13. "Selas Corporation of America Five-Year Summary of Operations" contained on page 4 of the Company's 1997 annual report to shareholders; "Other Financial Highlights" (excluding graphs) contained on page 5 of the Company's 1997 annual report to shareholders; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 6-10 of the Company's 1997 annual report to shareholders; and the Company's consolidated financial statements, including the "Notes to Consolidated Financial Statements" and the "Report of Independent Auditors" contained on pages 11-35 of the Company's 1997 annual report to shareholders.

      21.  List of significant subsidiaries of the Company.

      23.  Consent of Independent Auditors.

      24.  Powers of Attorney.

      99. Portions of the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders responsive to Items 10, 11, 12 and 13 in Part III hereof, which was filed on March 20, 1998, are hereby incorporated herein by reference. However, the portions of such proxy statement constituting the report of the Compensation Committee of the Board of Directors and the graph showing performance of the Company's common shares and certain share indices shall not be deemed to be incorporated herein or filed for purposes of the Securities Exchange Act of 1934.

           (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended December 31, 1997.





                                      -24-



         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES







      The Board of Directors and Shareholders
      Selas Corporation of America:

      Under date of February 26, 1998, we reported on the consolidated balance sheets of Selas Corporation of America and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997, as contained in the 1997 annual report to shareholders. These consolidated financial statements and our reports thereon are incorporated by reference in the annual report on
      Form 10-K for the year 1997. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index (Item 14). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

      In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth herein.




                                               /s/ KPMG Peat Marwick LLP



      Philadelphia, Pennsylvania
      February 26, 1998




                                         -25-
                                                             SCHEDULE I



                SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                    Condensed Financial Information of Registrant
                                   Balance Sheets
                             December 31, 1997 and 1996


      ASSETS                                        1997            1996

      Current assets:

        Cash and cash equivalents                $   478,119     $ 2,945,610

        Accounts receivable (including
          $5,266,063 and $6,059,682 due from
          subsidiaries in 1997 and 1996,
          respectively, eliminated in con-
          solidation), less allowance for doubt-
          ful accounts of $10,000 in both years   11,292,250      11,105,398

        Inventories, at cost                       3,775,592       3,426,726

        Prepaid expenses and other current
          assets                                   1,993,501       1,396,967

              Total current assets                17,539,462      18,874,701


      Investment in wholly-owned subsidiaries     50,887,202      42,734,949

      Property and equipment, at cost              5,871,795       5,806,599

      Less:  accumulated depreciation             (4,532,232)     (4,485,172)

                                                   1,339,563       1,321,427
      Other assets and investment in
        unconsolidated affiliate                   1,072,562       1,278,987

               Total Assets                      $70,838,789     $64,210,064
                                                 ===========     ===========
                                         -26-

                                                             SCHEDULE I


               SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                    Condensed Financial Information of Registrant
                                   Balance Sheets
                              December 31, 1997 and 1996


      LIABILITIES AND SHAREHOLDERS' EQUITY          1997            1996

      Current liabilities:

        Notes payable and current maturities
          of long-term debt                      $ 2,350,000     $ 1,938,000

        Accounts payable (including $13,237,300
          and $12,251,876 due to subsidiaries
          in 1997 and 1996, respectively,
          eliminated in consolidation)            15,721,628      13,894,155

        Accrued expenses                           4,088,328       2,816,398

            Total current liabilities             22,159,956      18,648,553

      Long-term debt                               4,520,024       3,953,669

      Other postretirement benefit obligations     3,471,378       3,517,429

      Deferred income taxes                          230,945         223,877

      Pension plan obligation                         56,973         225,060

      Contingencies and commitments

      Shareholders' equity

      Common stock                                 5,589,324       5,553,624

      Retained earnings and other equity          35,192,126      32,469,789

      Less:  363,564 common shares held in
             treasury, at cost                      (381,937)       (381,937)

           Total shareholders' equity
                                                  40,399,513      37,641,476
           Total Liabilities and
           Shareholders' Equity                  $70,838,789     $64,210,064
                                                 ===========     ===========


          See accompanying notes to the consolidated financial statements.





                                          -27-

                                                                 SCHEDULE I


                 SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES
                      CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                STATEMENTS OF OPERATIONS
                      YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                           1997          1996          1995


      Sales,  net                      $24,187,052   $20,792,859    $13,729,233

      Add back:  license fees and
        corporate charges paid by
        subsidiaries, eliminated in
        consolidation                      618,366     1,512,699        720,192

                                        24,805,418    22,305,558     14,449,425

      Costs and expenses:

        Cost of goods sold              19,344,767    16,504,848      8,289,761

        Selling, general and adminis-
          trative expenses               4,458,784     3,894,184      3,467,857

        Rent and depreciation              375,156       398,207        337,845

                                        24,178,707    20,797,239     12,095,463

      Income before income taxes and
        equity in net income of
        subsidiaries                       626,711     1,508,319      2,353,962

      Provision for income taxes            45,295       560,111        927,328


      Income before equity in net
        income of subsidiaries             581,416       948,208      1,426,634

      Equity in net income of
        subsidiaries                     3,805,793     3,181,987        873,390



            Net income                 $ 4,387,209   $ 4,130,195    $ 2,300,024
                                       ===========   ===========    ===========

             See accompanying notes to the consolidated financial statements.



                                           -28-
                                                                     SCHEDULE I

                  SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                     CONDENSED FINANCIAL STATEMENTS OF THE REGISTRANT
                                 STATEMENTS OF CASH FLOWS
                       YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                         1997           1996            1995

      OPERATING ACTIVITIES
        Net income                   $ 4,387,209    $ 4,130,195     $ 2,300,024
        Adjustments to reconcile net
          income to net cash provided
          by operating activities:
            Depreciation and
              amortization               251,733        227,377        201,806
            Other adjustments         (4,405,561)    (3,507,200)      (814,239)
            Net changes in operating
              assets and liabilities   2,507,566      3,665,156     (1,495,030)

        Net cash provided by operating
          activities                   2,740,947      4,515,528        192,561

      INVESTING ACTIVITIES
        Dividend from unconsolidated
          affiliate                         --           16,742            --
        Acquisition of subsidiary
          company                     (5,152,840)          --              --
        Purchase of property, plant and
          equipment                     (259,787)      (257,767)      (217,158)
        Proceeds of sale from property,
          plant and equipment               --             --              325


        Net cash (used) by investing
          activities                  (5,412,627)      (241,025)      (216,833)

      FINANCING ACTIVITIES
        Proceeds from borrowings used
          to acquire subsidiary        3,500,000           --              --
        Proceeds from exercise of
          stock options                  155,518           --           28,281
          Payment of dividends          (929,684)      (847,712)      (795,812)
        Repayment of long term debt   (2,521,645)    (1,859,448)    (2,148,883)
        Net cash provided (used) by
          financing activities           204,189     (2,707,160)    (2,916,414)
      Increase (decrease) in cash
        and cash equivalents          (2,467,491)     1,567,343     (2,940,686)
      Cash and cash equivalents,
        beginning of year              2,945,610      1,378,267       4,318,953

      Cash and cash equivalents, end
        of year                      $   478,119    $ 2,945,610     $ 1,378,267
                                     ===========    ===========     ===========
             See accompanying notes to the consolidated financial statements.


                                             -29-
                                                                SCHEDULE II

                SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                           VALUATION AND QUALIFYING ACCOUNTS
                     Years Ended December 31, 1997, 1996 and 1995

                   Column A              Column B           Column C
                                                           Additions

                                         Balance at   Charged to
                                         Beginning    Costs and
                Classification           of Period    Expenses       Other

      Year ended December 31, 1997:
        Reserve deducted in the balance
          sheet from the asset to which
          they apply:
            Allowance for doubtful
            accounts                     $  787,121   $   15,833 $  (93,153)(a)
                                         ==========   ==========   ==========
            Deferred tax asset valuation
            allowance                    $2,315,437   $ (618,613)  $     --

                                         ==========   ==========   ==========
        Reserve not shown elsewhere:
          Reserve for estimated future
            costs of service and
            guarantees                   $1,725,690   $1,287,940 $ (118,806)(a)
                                         ==========   ==========   ==========

      Year ended December 31, 1996:
        Reserve deducted in the balance
          sheet from the asset to which
          it applies:
            Allowance for doubtful
            accounts                     $  792,249   $  196,952 $  (35,428)(a)
                                         ==========   ==========   ==========
            Deferred tax asset valuation
            allowance                    $2,685,305   $ (369,868)  $     --

                                         ==========   ==========   ==========
        Reserve not shown elsewhere:
          Reserve for estimated future
            costs of service and
            guarantees                   $  844,787   $1,000,677 $  (19,130)(a)
                                         ==========   ==========   ==========
      Year ended December 31, 1995:
        Reserves deducted in the balance
          sheet from the asset to which
          they apply:
            Allowance for doubtful
            accounts                     $  513,045   $  284,475  $   36,136(a)
                                         ==========   ==========   ==========
            Deferred tax asset valuation
            allowance                    $2,203,780   $  481,525   $     --

                                          ==========  ==========   ==========

        Reserve not shown elsewhere:
          Reserve for estimated future
            costs of service and
            guarantees                   $1,156,296   $  119,903 $    58,13 (a)
                                         ==========   ==========   ==========

      (Continued)


                                           -30-
                                                                 SCHEDULE II

                  SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES
                             VALUATION AND QUALIFYING ACCOUNTS
                       Years Ended December 31, 1997, 1996 and 1995


                   Column A                         Column D        Column E

                                                                    Balance at
                                                                      End of
                Classification                      Deductions        Period

      Year ended December 31, 1997:
        Reserve deducted in the balance sheet
          from the asset to which they apply:
            Allowance for doubtful accounts         $   28,445 (b)  $  681,356
                                                    ==========      ==========
            Deferred tax asset valuation allowance        --        $1,696,824
                                                    ==========      ==========
        Reserve not shown elsewhere:
          Reserve for estimated future costs
            of service and guarantees               $  189,531 (c)  $2,705,293
                                                    ==========      ==========

      Year ended December 31, 1996:
        Reserve deducted in the balance sheet
          from the asset to which it applies:
            Allowance for doubtful accounts         $  166,652 (b)  $  787,121
                                                    ==========      ==========
            Deferred tax asset valuation allowance  $     --        $2,315,437
                                                    ==========      ==========

        Reserve not shown elsewhere:
          Reserve for estimated future costs
            of service and guarantees               $  100,644 (c)  $1,725,690
                                                    ==========      ==========
      Year ended December 31, 1995:
        Reserves deducted in the balance sheet
          from the asset to which they apply:
            Allowance for doubtful accounts         $   41,407 (b)  $  792,249
                                                    ==========      ==========
            Deferred tax asset valuation allowance        --        $2,685,305
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

                                           By:
                                                Robert W. Ross
                                                 Vice President and
                                                  Chief Financial Officer
      Dated:  March 23, 1998

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of members of the Board of Directors) on behalf of the registrant and in the capacities and on the dates indicated.


      *By:                                   /s/ Stephen F. Ryan
      Stephen F. Ryan                      Stephen F. Ryan
      Attorney-In-Fact                     President, Chief Executive
      March 23, 1998                       Officer and Director
                                           March 23, 1998

                   *
      John H. Austin, Jr.                  Robert W. Ross
      Director                             Vice President, Principal
      March 23, 1998                       Financial and Accounting Officer
                                           March 23, 1998

                   *
      Frederick L. Bissinger
      Director
      March 23, 1998


                   *
      Roy C. Carriker
      Director
      March 23, 1998


                   *
      Francis J. Dunleavy
      Director
      March 23, 1998


                   *
      Mark S. Gorder
      Director
      March 23, 1998


                   *
      Ralph R. Whitney, Jr.
      Director
      March 23, 1998





                                       EXHIBIT INDEX


      EXHIBITS:
      4H. Guaranty dated February, 1998 of the Company in favor of First Union/First Fidelity, N.A. Pennsylvania.

      10A. Form of termination agreement between the Company and Messrs. Ryan, Boyle, Deuer, Gorder and Ross.

      10E.  Amended and Restated 1994 Stock Option Plan.

      13. "Selas Corporation of America Five-Year Summary of Operations" contained on page 4 of the Company's 1997 annual report to shareholders; "Other Financial Highlights" (excluding graphs) contained on page 5 of the company's 1997 annual report to shareholders; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 6-10 of the Company's 1997 annual report to shareholders; and the Company's consolidated financial statements, including the "Notes to Consolidated Financial Statements" and the "Report of Independent Auditors" contained on pages 11-35 of the Company's 1997 annual report to shareholders.

      21.   List of significant subsidiaries of the Company.

      23.   Consent of Independent Auditors.

      24.   Powers of Attorney.















      March 23, 1998



      Securities and Exchange Commission
      Judiciary Plaza
      450 Fifth Street, N.W.
      Washington, D.C.  20549

      Reference:  Selas Corporation of America;
                  Commission File #1-5005

      Gentlemen:

      The Company's 1997 Annual Report on Form 10-K has been filed electronically, via Edgar.

      The financial statements for the year ended December 31, 1997 do not reflect any changes in accounting principles or practices, or the method of applying any such principles or practices from the preceding year.

      Very truly yours,
      Robert W. Ross
      Vice President and CFO

      RWR:jc

      Enclosures

      cc:  American Stock Exchange
           Attention:  Ms. Kathleen M. Bradford
           86 Trinity Place
           New York, NY  10006
           (Three copies, one with Exhibits)
           Via Certified Mail





                                     GUARANTY

                                                        February __, 1998



First Union National Bank
123 South Broad Street
Philadelphia, Pennsylvania  19109
(Hereinafter referred to as "Bank")


To  induce Bank  to make,  extend  or renew  loans, advances,  credit, or other financial  accommodations  to  or for  the  benefit  of  Selas  S.A.,
Parc  des Barbanniers,  3-5  Place   du  Village,  Gennevilliers    92632,
Paris, France ("Borrower"), and in consideration of loans, advances, credit, or other financial accommodations made, extended or renewed to or for the benefit of Borrower, Selas Corporation of America,
Dreshertown  Road &  Limekiln  Pike, Dresher, Pennsylvania   19025,   U.S.A.
("Guarantor")   hereby  absolutely, irrevocably and unconditionally
guarantees to Bank and its successors, assigns and affiliates the timely payment and performance of all liabilities and obligations of Borrower to Bank including, without limitation, those liabilities and obligations set forth in that certain letter dated February __, 1998 by Bank to Borrower pursuant to which Bank has made a loan facility available to Borrower in the original principal amount of Frf. 15,000,000 and all extensions, modifications and renewals thereof, including, without limitation all principal,interest, charges, and costs and expenses incurred thereunder (including attorneys' fees and other costs of collection incurred, regardless of whether suit is commenced) (collectively, the "Guaranteed Obligations").

The maximum liability of Guarantor with respect to the aggregate principal amount of the Guaranteed Obligations shall not exceed Frf. 15,000,000, plus all interest, charges, and costs and expenses incurred by
Bank with respect to the Guaranteed  Obligations.    For the  purpose  of
determining the liability of Guarantor, the calculation of the aggregate principal amount of the Guaranteed Obligations shall not be reduced by any collateral held as security for the Guaranteed Obligations or by payments received or to be received with respect to the Guaranteed Obligations from persons or entities other than Borrower.

Guarantor further covenants and agrees:

GUARANTOR'S LIABILITY. This Guaranty is a continuing and unconditional guaranty of payment and performance and not of collection. This Guaranty does not impose any obligation on Bank to extend or continue to extend
credit or otherwise deal with Borrower  at any  subsequent  time.   This
Guaranty  shall  continue to  be effective or be reinstated,  as the case may be, if at any time any payment of the Guaranteed Obligations is rescind ed, avoided or for any other reason must be returned by Bank, and the returned payment shall remain payable as part of the Guaranteed Obligations, all as though such payment had not been made except to the extent the provisions of this Guaranty give the Bank additional rights, this Guaranty shall not be deemed to supersede or replace any other guarantees given to Bank by Guarantor; and the obligations guaranteed hereby shall be in addition to any other obligations guaranteed by Guarantor pursuant to any other agreement of guaranty given to Bank and other guaranties of the Guaranteed Obligations.
TERMINATION  OF  GUARANTY.   Guarantor may  terminate  this Guaranty  by
written notice, delivered personally to or received by certified or registered United States Mail by an authorized officer of the Bank at the address for notices provided herein. Such termination shall be effective with respect to Guaranteed Obligations arising more than 15 days after the date such written notice is received by said Bank officer. Guarantor may not terminate this Guaranty as to Guaranteed Obligations (including any subsequent extensions, modifications or compromises of the Guaranteed Obligations) then existing, or to Guaranteed Obligations arising subsequent to receipt by Bank of said notice if such Guaranteed Obligations are a result of Bank's obligation to make advances pursuant to a commitment entered into prior to expiration of the 15-day notice period, or are a result of advances which are necessary for Bank to protect its collateral or otherwise preserve its interests.

APPLICATION OF PAYMENTS, BANK LIEN AND SET-OFF. Monies received from any source by Bank for application toward payment of the Guaranteed Obligations may be applied to such Guaranteed Obligations in any manner or order deemed appropriate by Bank. Except as prohibited by law, Guarantor grants Bank a security interest in all of Guarantor's accounts maintained
with Bank and any  of its affiliates (collectively, the "Accounts").   If a
Default (as defined herein) occurs, Bank is authorized to exercise its right of set-off or to foreclose its lien against any obligation of Bank to Guarantor including, without limitation, all Accounts or any other debt of any maturity, without notice.

CONSENT TO MODIFICATIONS. Guarantor consents and agrees that Bank may from time to time, in its sole discretion, without affecting, impairing, lessening or releasing the obligations of Guarantor hereunder: (a) extend or modify the time, manner, place or terms of payment or performance and/or otherwise change or modify the credit terms of the Guaranteed Obligations;
(b) increase, renew,  or enter into a novation of the Guaranteed Obligations,
(c) waive or consent to the departure from terms of the Guaranteed Obligations; (d) permit any change in the business or other dealings and relations of Borrower or any other guarantor with Bank; (e) proceed against, exchange, release, realize upon, or otherwise deal with in any manner any collateral that is or may be held by Bank in connection with the Guaranteed Obligations or any liabilities or obligations of Guarantor, and (f) proceed against, settle, release, or compromise with Borrower, any insurance carrier, or any other person or entity liable as to any part of the Guaranteed Obligations, and/or subordinate the payment of any part of the Guaranteed Obligations to the payment of any other obligations, which may at any time be due or owing to Bank; all in such manner and upon such terms as Bank may deem appropriate, and without notice to or further consent from Guarantor. No invalidity, irregularity, discharge or unenforceability of, or action or omission by Bank relating to any part of, the Guaranteed Obligations or any security therefor shall affect or impair this Guaranty.

WAIVERS  AND ACKNOWLEDGMENTS.    Guarantor  waives  and releases  the
following rights, demands, and defenses Guarantor may have with respect to Bank and collection of the Guaranteed Obligations: (a) promptness and diligence in collection of any of the Guaranteed Obligations from Borrower or any other person liable thereon, and in foreclosure of any security interest and sale any property serving as collateral for the Guaranteed Obligations; (b) any law or statute that requires that Bank make  demand upon, assert claims against, or collect  from  Borrower or other persons or entities, foreclose any security interest, sell collateral, exhaust any remedies, or take any other action against  Borrower or  other persons  or  entities prior  to making demand upon, collecting from or taking action against Guarantor with respect to the Guaranteed Obligations, including any such rights Guarantor
might otherwise have had   under   Va.   Code   section 49-25   and    49-26,
et   seq.,   N.C.G.S. sectionsection 26-7,    et   seq.,   Tenn.   Code
Ann.   47-12-101,   O.C.G.A. section 10-7-24  (and any successor statute)
and any other applicable law; (c) any law or statute that requires that Borrower or any other person be joined in, notified of or made part of any action against Guarantor, (d) that Bank preserve, insure or perfect any security interest in collateral or sell or dispose of collateral in a particular manner or at a particular time; (e) notice of extensions,
modifications,  renewals,  or  novations   of  the  Guaranteed
Obligations, of any new transactions or other relationships between Bank,Borrower and/or any guarantor, and of changes in the financial condition of, ownership of, or business structure of Borrower or any other guarantor: (f) presentment, protest, notice of dishonor, notice of default, demand for payment, notice of intention to accelerate maturity, notice of acceleration of maturity, notice of sale, and all other notices of any kind whatsoever: (g) the right to assert against Bank any defense (legal or equitable), setoff, counterclaim, or claim that Guarantor may have at any time against Borrower or any other party liable to Bank;
(h) all defenses relating to invalidity, insufficiency, unenforceability, enforcement, release or impairment of Bank's lien on any collateral, of the Loan Documents, or of any other guaranties held by Bank; (i) any claim or defense that acceleration of maturity of the Guaranteed Obligations is stayed against Guarantor because of the stay of assertion or of acceleration of claims against any other person or entity for any reason including the bankruptcy or insolvency of that person or entity; and (j) the benefit of any exemption claimed by
Guarantor.   Guarantor acknowledges and represents  that it has relied upon its own due diligence in making its own independent appraisal of Borrower,
Borrower's   business  affairs  and  financial   condition,  and  any
collateral; Guarantor will continue to be responsible for making its own independent appraisal of such matters; and Guarantor has not relied upon and will not hereafter rely upon Bank for information regarding Borrower or any collateral.

FINANCIAL CONDITION. Guarantor warrants, represents and covenants to Bank that on and after the date hereof: (a) the fair saleable value of Guarantor's assets exceeds its liabilities, Guarantor is meeting its current liabilities as they mature, and Guarantor is and shall remain solvent;
(b) all financial statements of Guarantor furnished to Bank have been prepared accordance with GAAP; and all such financial statements fairly present the financial condition of the Guarantor as of the dates and for the periods covered (subject in the case ointerim financial statements, to normal recurring year-end adjustments in the absence of notes) and discloses all liabilities, as of such dates, of Guarantor which are required to be disclosed under GAAP; (c) since the date of such financial statements, there has not occurred as of the date hereof a material adverse change in the financial condition of Guarantor; (d) except s disclosed in the Guarantor's financial statements there are not now pending any material court or administrative proceedings or material undischarged judgments against Guarantor, no material federal or state tax liens have been filed or threatened against Guarantor, and Guarantor is not currently in default or claimed default under any material agreement; and
(e) at such reasonable times as Bank requests, Guarantor will furnish Bank with such other financial information as Bank may reasonably request.

INTEREST.   Regardless of  any other  provision of this  Guaranty or  other
Loan Documents, if for any reason the effective interest on any of the Guaranteed Obligations should exceed the maximum lawful interest, the effective interest shall be deemed reduced to and shall be such maximum lawful interest, and any sums of interest which have been collected in excess of such maximum lawful interest shall be applied as a credit against the unpaid principal balance of the Guaranteed Obligations. DEFAULT. If any of the following events occur, a default ("Default") under this Guaranty shall exist: (a) failure of timely payment or performance of the Guaranteed Obligations or a default under any Loan Document; (b) a breach of any agreement or representation contained or referred to in the Guaranty, or any of the Loan Documents, or contained in any other contract or agreement of Guarantor with Bank or its affiliates, whether now existing or hereafter arising; (c) the dissolution of, termination of existence of, loss of good standing status by, appointment of a receiver for, assignment for the benefit of creditors of, or the commencement of any insolvency or bankruptcy proceeding by or against, Guarantor or (d) the entry of any material monetary judgment or the assessment against, the filing of any tax lien against, or the issuance of any writ of garnishment or attachment against any property of or debts due Guarantor.If a Default occurs, the Guaranteed Obligations shall be due immediately and payable without notice. Guarantor shall pay interest on the Guaranteed Obligations from such Default at the highest rate of interest charged on any of the Guaranteed Obligations.

ATTORNEYS FEES AND OTHER COSTS OF COLLECTION. Guarantor shall pay all of Bank's reasonable expenses incurred to enforce or collect any of the Guaranteed Obligations, including, without limitation, reasonable arbitration, paralegals', attorneys' and experts' fees and expenses, whether incurred without the commencement of a suit, in any suit, arbitration, or administrative proceeding,or in any appellate or bankruptcy proceeding.

MISCELLANEOUS.   (a) ASSIGNMENT.  This  Guaranty and other  Loan Documents
shall inure to the benefit of and be binding upon the parties and their respective heirs, legal representatives, successors and assigns. Bank's interests in and rights under this Guaranty and other Loan Documents are
freely assignable, in whole or in part, by Bank.   Any assignment shall not
release Guarantor from the Guaranteed Obligations.  (b)  APPLICABLE LAW;
CONFLICT BETWEEN DOCUMENTS.   This Guaranty shall be governed by and
construed under the laws of the state in which office of Bank first shown above is located without regard to that state's conflict of laws principles. If the terms of this Guaranty should conflict with the terms  of any commitment  letter that  survives closing, the  terms of
this Guaranty  shall  control.   (c) JURISDICTION.   Guarantor irrevocably
agrees to non-exclusive  personal jurisdiction  in the state  in which the
office of Bank first shown above  is located.   (d)  SEVERABILITY.   If any
provision of this Guaranty or of the other Loan Documents shall be prohibited or invalid under applicable law, such provision shall be ineffective but only to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining
provisions of this  Guaranty or other document.  (e) NOTICES.   Any notices
to Guarantor shall be sufficiently given, if in writing and mailed or delivered to the Guarantor's address shown above or such other address as provided hereunder, and to Bank, if in writing and mailed or delivered to Bank's office address shown above or such other address as Bank may specify in writing from time to time. In the event that Guarantor changes Guarantor's address at any time prior to the date the Guaranteed Obligations are paid in full, Guarantor agrees to promptly give written notice of said change of address by registered or certified mail, return
receipt requested,  all charges prepaid.    (f) PLURAL;  CAPTIONS.   All
references in the Loan Documents to borrower, guarantor, person, document or other nouns of reference mean both the singular and plural form, as the case may be, and the term "person" shall mean any individual, person or entity. The captions contained in the Loan Documents are inserted for convenience only and shall not affect the meaning or interpretation
of  the Loan  Documents.   (g) BINDING CONTRACT.   Guarantor by execution of
and Bank by acceptance of this Guaranty agree that each party is bound to all terms and provisions of this Guaranty. (h) AMENDMENTS, WAIVERS AND
REMEDIES.   No waivers, amendments or  modifications of this  Guaranty and other Loan Documents shall be valid unless in writing and signed by an officer of Bank. No waiver by Bank of any Default shall operate as a waiver of any other Default or the same Default on a future occasion. Neither the failure nor any delay on the part of Bank in exercising any right, power, or privilege granted pursuant to this Guaranty and other Loan Documents shall operate as a waiver thereof, nor shall a single or partial exercise thereof preclude any other or further exercise or the exercise of any other right, power or privilege. All remedies available to Bank with respect to this Guaranty and other Loan Documents and remedies available at law or in equity shall be cumulative and may be pursued
concurrently or successively.   (i) LOAN DOCUMENTS.   The term "Loan
Documents" refers to all documents executed in connection with the Guaranteed Obligations and may include, without limitation, commitment letters that survive closing, loan agreements, other guaranty agreements, security agreements, instruments, financing statements, mortgages, deeds of trust, deeds to secure debt, letters of credit and any amendments or supplements (excluding swap agreements as defined in 11 U.S. Code section 101).

ARBITRATION.   Upon demand of  any party  hereto, whether made  before or after institution of any judicial proceeding, any dispute, claim or controversy arising out of, connected with or relating to this Guaranty and other Loan Documents ("Disputes") between or among parties to this Guaranty shall be resolved by binding arbitration as provided herein. Institution of a judicial proceeding by a party does not waive the
right  of  that party  to  demand arbitration hereunder.   Disputes may
include, without limitation, tort claims, counterclaims, disputes as to whether a matter is subject to arbitration, claims brought as class actions, claims arising from Loan Documents executed in the future, or claims arising out of or connected with the transaction reflected by this Guaranty. Arbitration shall be conducted under and governed by the Commercial Financial Disputes Arbitration Rules (the "Arbitration Rules") of the American Arbitration Association (the "AAA") and Title 9 of the U.S. Code. All arbitration hearings shall be conducted in the city in which the office
of Bank first stated above is located.   The  expedited  procedures  set
forth in Rule 51 et seq. of the Arbitration Rules shall be applicable to claims of less than $l,000,000.00. All applicable statutes of limitation shall apply to any Dispute. A judgment upon the award may be entered in any court having jurisdiction. The panel from which all
arbitrators are  selected shall  be comprised  of licensed attorneys.   The
single arbitrator selected for expedited procedure shall be a retired judge from the highest court of general jurisdiction, state or federal, of the seat where the hearing will be conducted or if such person is not available to serve, the single arbitrator may be a licensed attorney. Notwithstanding the foregoing, this arbitration provision does not apply to disputes under or related to swap agreements.

PRESERVATION AND LIMITATION OF REMEDIES.   Notwithstanding the preceding
binding arbitration  provisions,   Bank  and Guarantor  agree  to  preserve,
without diminution,  certain remedies  that  any party  hereto  may employ or exercise freely, independently or in connection with an arbitration proceeding or after an arbitration action is brought. Bank and Guarantor shall have the right to proceed in any court of proper jurisdiction or by self-help to exercise or prosecute the following remedies, as applicable: (i) all rights to foreclose against any real or personal property or other security by exercising a power of sale granted under Loan Documents or under applicable law or by judicial foreclosure and sale, including a proceeding to confirm the sale, (ii) all rights of
self-help  including  peaceful  occupation  of   real  property  and
collection of rents, set-off, and peaceful possession of personal property; (iii) obtaining provisional or ancillary remedies including injunctive relief, sequestration, garnishment, attachment, appointment of receiver and filing an involuntary bankruptcy proceeding; and (iv) when applicable, a judgment by confession of judgment. Preservation of these remedies does not limit the power of an arbitrator to grant similar remedies that may be requested by a party in a Dispute. Guarantor and Bank agree that they shall not have a remedy of punitive or exemplary damages against the other in any Dispute and hereby waive any right or claim to punitive or exemplary damages they have now or which may arise in the future in connection with any Dispute whether the Dispute is resolved by arbitration or judicially.

IN WITNESS WHEREOF, Guarantor, as of the day and year first written above, has caused this Guaranty to be executed under seal.

               Selas Corporation of America
               Taxpayer Identification Number: 23-1069060

CORPORATE      By:
SEAL





                                                           EXHIBIT 10A


                              1998 EXTENSION AGREEMENT


                 AGREEMENT   dated   as   of    January   1,   1998   between
      ____________________________  ("Executive")  and  Selas Corporation  of
      America ("Selas").


                                     BACKGROUND

                 Executive  and  Selas  are   parties  to  an  Agreement  re:
      Termination following Change of Control or Asset Sale, the term of which, as previously extended, expires December 31, 1997 (as previously amended, the "Agreement"), which, as an inducement to Executive to continue his active participation in the business of Selas or an affiliate of Selas, provides for certain payments to the Executive under the circumstances and pursuant to the terms therein set forth. Capitalized terms used herein have such meanings as are ascribed thereto in the Agreement.

                 Executive and Selas desire to confirm in writing their understanding that the term of the Agreement, insofar as the term thereof is a function of the period during which a Change of Control or Asset Sale may occur, is extended from December 31, 1997 until December 31, 1998.

                 NOW, THEREFORE, in consideration of the agreements herein contained and contained in the Agreement, and intending to be legally bound, the parties hereto agree as follows:

                 .0.0.1     Clause  (i) in  paragraph 5  of the  Agreement is
                 hereby amended by changing the date "December 31, 1997" to "December 31, 1998."

                 .0.0.2     The  Agreement,  as  amended  hereby,  is  hereby
                 ratified and confirmed in all respects.

                 IN WITNESS WHEREOF, Selas and Executive have executed this Agreement as of the date first above written.

                                  SELAS CORPORATION OF AMERICA



                                  By:______________________________

                                  _________________________________





                                              EXHIBIT 10E


                            SELAS CORPORATION OF AMERICA

                                AMENDED AND RESTATED
                               1994 STOCK OPTION PLAN


                .0.0.1 Purpose. This 1994 Stock Option Plan (the "Plan") is intended to enable Selas Corporation of America ("Selas") and any subsidiary corporation of Selas to attract and retain capable officers and other key employees, and to provide them with incentives to promote the best interests of Selas and its subsidiaries through the grant of incentive stock options and non-qualified stock options (collectively "Options") and stock appreciation rights as defined in Section 5(k) hereof ("SARs").

                As used in the Plan, the term "incentive stock options" means Options which qualify as incentive stock options within the meaning of section 422 of the Internal Revenue Code of 1986, as amended from time to time (the "Code"), at the time they are granted and which are either designated as incentive stock options in the Option Agreements (as hereinafter defined) covering such Options or which are designated as incentive stock options by the Committee (as defined in Section 2 hereof) at the time of grant. The term "non-qualified stock options" means all other Options granted under the Plan. The term "subsidiary" means any corporation (whether or not in existence at the time the Plan is adopted) which, at the time an Option is granted, is a subsidiary of Selas under the definition of "subsidiary corporation" contained in section 424(f) of the Code or any similar provision hereafter enacted.

                .0.0.2 Administration. The Plan shall be administered by the Compensation Committee of the Selas Board of Directors (the "Committee"), which shall consist of not less than two directors of Selas. Committee members shall be appointed by, and shall serve at the pleasure of, the Board of Directors of Selas (the "Board"). Each member of the Committee, while serving as such, shall be deemed to be acting in the member's capacity as a director of Selas. Each member of the Committee shall be a non-employee director within the meaning of Rule 16b-3(b)(3) under the Securities Exchange Act of 1934 (the "Exchange Act"), or any successor thereto, and shall also be an "outside director" within the meaning of Treasury Regulation section1.162-27(e)(3), or any successor thereto, under the Code.



                Subject  to the terms of  the Plan, the  Committee shall have full and final authority in its absolute discretion to select the persons to whom Options and SARs shall be granted under the Plan, to grant such Options and SARs and to set the date of grant and the other terms of such Options and SARs. The Committee also shall have the authority to establish and amend or rescind, from time to time, such rules and regulations, not inconsistent with the provisions of the Plan, for the proper administration of the Plan and Options and SARs granted hereunder, and to make such determinations and interpretations under or in connection with the Plan, as it deems necessary or advisable. The Committee may correct any defect, supply any omission and reconcile any inconsistency in the Plan or in any Option or SAR granted hereunder in the manner and to the extent it shall deem desirable. All such rules, regulations, determinations and interpretations shall be binding and conclusive upon Selas, the officers and employees (including former officers and employees) of Selas and any subsidiary, including all Eligible Individuals (as hereinafter defined), and upon their respective legal representatives, beneficiaries, successors and assigns and upon all other persons claiming under or through any of them. No member of the Board or of the Committee shall be liable for any action or determination made in good faith with respect to the Plan or any Option or SAR granted hereunder.

                .0.0.3 Eligibility. The persons eligible to receive Options and SARs under the Plan shall be the officers and other key employees of Selas and its subsidiaries who may be designated by the Committee; provided, however, that members of the Committee, by virtue of their status as members, shall not be eligible to receive Options or SARs under the Plan. A key employee is an employee who occupies a responsible executive, professional or administrative position and who the Committee believes has the capacity to contribute to the success of the Company and its subsidiaries. The persons eligible to receive Options under the Plan are hereinafter referred to as "Eligible Individuals."

                .0.0.4 Shares Subject to the Plan. Subject to adjustment as provided in Section 7 hereof, 300,000 Common Shares of Selas, par value $1.00 per share ("Shares"), shall be available for the grant of Options under the Plan, which Shares may be authorized but unissued Shares or reacquired Shares, as Selas shall determine.

                If any Option granted under the Plan expires or otherwise terminates, in whole or in part, without having been exercised, the Shares subject to the unexercised portion of such Option shall be available for the granting of Options under the Plan as fully as if such Shares had never been subject to an Option, provided, however, that (a) if an Option is cancelled, the Shares covered by the cancelled Option shall be counted against the maximum number of Shares specified in the first paragraph of Section 5 for which Options may be granted to a single Eligible Individual and (b) if the option exercise price is reduced after the date of grant of the Option, the transaction shall be treated as a cancellation of the original Option and the grant of a new Option for purposes of determining such maximum number of shares for which Options may be granted to an Eligible Individual. If an Option granted in tandem with a SAR is exercised, in whole or in part, by the exercise of the SAR, the Shares subject to the portion of the Option so exercised, except to the extent transferred to the Optionee in payment of the SAR, shall also be available for the granting of Options under the Plan.
                .0.0.5 Grants, Terms and Conditions of Options. From time to time until the expiration or earlier termination of the Plan, the Committee may grant to Eligible Individuals (such grantees are hereinafter referred to as "Optionees") under the Plan such Options as it determines are warranted; provided, however, that no Eligible Individual may be granted Options covering more than 200,000 Shares under the Plan and further provided that grants of incentive and non-qualified stock options shall be separate and not in tandem. Options granted pursuant to the Plan shall be in such form as the Committee shall from time to time approve, and shall be subject to the following terms and conditions:

      .0.0.5.0.0.1 Price. The option exercise price per Share under each Option granted under the Plan shall be determined and fixed by the Committee in its discretion but shall not be less than the fair market value of the Shares on the date of grant of such Option. The fair market value of a Share on any day shall mean (i) the mean between the highest and lowest selling prices of a Share on the date of grant, as quoted by the American Stock Exchange Composite Transactions Tape, or if not available or if the primary market for the Shares shall not be the American Stock Exchange (ii) fair market value determined by using such other method as shall be permitted by the Code for the pricing of incentive stock options, or the rules or regulations thereunder, and adopted by the Committee from time to time.

                .0.0.5.0.0.2 Term. Subject to subsection (j) below and subject to earlier termination as provided in subsections (c) through (f) below and in Section 7 hereof, the duration of each Option shall not be more than 10 years from the date of grant.

                .0.0.5.0.0.3 Exercise and Payment. Options shall be exercisable in such installments and on such dates, commencing not less than one year from the date of grant, as the Committee may specify, provided, that (i) the Committee may determine that an Option will become immediately exercisable in whole or in part in the event of death, disability or retirement, (ii) in the case of a new Option granted in replacement for options (whether granted under the Plan or otherwise and whether covering Shares or other securities issued by Selas or another entity) held by the same person, the new Options may be made exercisable, if so determined by the Committee in its discretion, at the earliest date the replaced options were exercisable and (iii) the Committee may otherwise accelerate the exercise date of any outstanding Option in its discretion if it deems such acceleration to be desirable. Any Shares the right to the purchase of which has accrued under an Option may be purchased at any time up to the expiration or termination of the Option. Options may be exercised, in whole or in part, from time to time, by giving written notice of exercise to Selas at its principal office, specifying the number of Shares to be purchased, accompanied by payment in full of the aggregate purchase price for the Shares. Only full Shares shall be delivered, and any fractional Share which might otherwise be deliverable upon exercise of an Option granted hereunder shall be forfeited.

                     The option exercise price shall be payable: (i) in cash or its equivalent, or (ii) if the Committee, in its discretion, so provides in the Option Agreement (as hereinafter defined) or, in the case of Options that are not incentive stock options, if the Committee, in its discretion, so determines at or prior to the time of exercise, in whole or in part through the transfer of Shares previously acquired by the Optionee, provided the Shares so transferred have been held for the applicable holding period set forth below:

                           (i) if such previously acquired Shares were acquired through exercise of an incentive stock option and are being tendered as payment of the option price under an incentive stock option, such Shares have been held by the Optionee for a period not less than the holding period described in section 422(a)(1) of the Code;

                         (ii) if such previously acquired Shares were acquired through exercise of an incentive stock option, a non-qualified stock option or a SAR and are being tendered as payment of the option price under a non-qualified stock option, such Shares have been held by the Optionee for more than one year; or

                        (iii) if such previously acquired Shares were acquired through exercise of a non-qualified stock option or a SAR and are being tendered as payment of the option price under an incentive stock option, such Shares have been held by the Optionee for more than one year.

                     In the event such purchase price is paid, in whole or in part, with Shares, the portion of the purchase price so paid shall be equal to the fair market value, on the date of exercise of the Option, of the Shares so tendered in payment of such purchase price, as determined by, or in the manner prescribed by, the Committee in accordance with subsection 5(a).

                .0.0.5.0.0.4 Termination of Optionee's Employment. If an Optionee's employment with Selas and all subsidiaries is terminated for any reason, with or without cause, other than by reason of death or disability (as described in subsections
                (e) and (f) below) prior to the expiration of the original term of the Optionee's Option ("Expiration Date"), such Option may be exercised, to the extent of the number of shares with respect to which the Optionee could have exercised it on the date of such termination, or to any greater extent permitted by the Committee, by the Optionee at any time prior to the earlier of (i) the Expiration Date specified in such Option, or (ii) the date three months after the date of termination of employment.

                .0.0.5.0.0.5 Death of Optionee. If an Optionee's employment is terminated by reason of the Optionee's death prior to the Expiration Date of an Option held by the Optionee, or if an Optionee whose employment is terminated shall die following termination of employment but prior to the Expiration Date of the Optionee's Option or expiration of the period specified in subsection (d) above or determined under subsection (f) below, if earlier, such Option may be exercised by the Optionee's estate, personal representative or beneficiary who acquired the right to exercise such Option by bequest or inheritance or by reason of the death of the Optionee, to the extent of the number of Shares with respect to which the Optionee could have exercised it on the date of the Optionee's death, or to any greater extent permitted by the Committee, at any time prior to the earlier of (i) one year following the date of the Optionee's death, or (ii) the Expiration Date of such Option (which, in the case of death following a termination of employment pursuant to subsection
                (d) above or (f) below, shall be deemed to mean the expiration of the exercise period specified therein or determined thereunder).


                .0.0.5.0.0.6 Disability of Optionee. If an Optionee shall become disabled (within the meaning of section 22(e)(3) of the Code) during the Optionee's employment with Selas or any subsidiary, and the Optionee's employment with Selas and all subsidiaries is terminated as a consequence of such disability prior to the Expiration Date of Optionee's Option, such Option may be exercised by the Optionee, to the extent of the number of Shares with respect to which the Optionee could have exercised it on the date of such termination of employment, or to any greater extent permitted by the Committee, at any time prior to the earlier of (i) one year following the date of the Optionee's termination of employment, or (ii) the Expiration Date of such Option. In the event of the Optionee's legal disability, such Option may be so exercised by the Optionee's legal representative.

                .0.0.5.0.0.7 Transferability. Except as provided in the following sentence, no Option shall be assignable or transferable by an Optionee otherwise than by will or by the laws of descent and distribution. The Committee may, in its discretion, authorize all or a portion of a non-qualified stock option to be on terms which permit transfer by the Optionee to (i) the spouse, children or grandchildren of the Optionee ("Immediate Family Members"), (ii) a trust or trusts for the exclusive benefit of such Immediate Family Members, or (iii) a partnership in which such Immediate Family Members are the only partners, provided that (x) there may be no consideration for any such transfer, (y) the Option Agreement pursuant to which such Option is granted must be approved by the Committee and expressly provide for transferability in a manner consistent with this Section, and (z) subsequent transfers of the Option shall be prohibited other than by will or the laws of descent and distribution.

                     A transferred Option shall continue to be subject to the same terms and conditions as were applicable immediately prior to transfer, and the Optionee shall remain subject to tax withholding under Section 5(l). The events of termination of employment of
           Section 5 shall also continue to be applied with respect to the original Optionee, following which the Option shall be exercisable by the transferee only to the extent, and for the periods specified in, Sections 5(d), (e) and (f).

           .0.0.5.0.0.8 Rights as a Stockholder. An Optionee shall have no rights as a stockholder with respect to any Shares covered by an Option until the issuance of a stock certificate representing such Shares.

                     .0.0.5.0.0.9 Annual Limit on Incentive Stock Options. The aggregate fair market value (determined in accordance with the last sentence of Section 5(a) hereof as of the date an incentive stock option is granted) of the Shares with respect to which incentive stock options become exercisable for the first time during any calendar year by an Eligible Individual (under the Plan and any other incentive stock option plan of Selas or any parent corporation (within the meaning of Section 424(e) of the Code) ("parent") or subsidiary) shall not exceed $100,000. If an Option intended as an incentive stock option is granted to an Eligible Individual and such option may not be treated in whole or in part as an incentive stock option pursuant to the provisions of the immediately preceding sentence, such Option shall be treated as an incentive stock option to the extent it may be so treated under such sentence and as a non-qualified stock option as to the remainder. For purposes of determining whether an incentive stock option would cause the $100,000 limitation to be exceeded, incentive stock options shall be taken into account in the order granted.

                     .0.0.5.0.0.10 Ten Percent Shareholder. If an Optionee owns more than 10% of the total combined voting power of all shares of stock of Selas or of a subsidiary or parent at the time an incentive stock option is granted to the Optionee, the Option exercise price for the incentive stock option shall be not less than 110% of the fair market value of the optioned Shares on the date the incentive stock option is granted, and such incentive stock option by its terms shall not be exercisable after the expiration of five years after the date the incentive stock option is granted. The conditions set forth in this subsection (j) shall not apply to options that are not incentive stock options.

                     .0.0.5.0.0.11     Option    Agreement     and    Further
                     Conditions.
                     As soon as practicable after the grant of an Option, each Optionee shall enter into, and be bound by the terms of, a stock option agreement (the "Option Agreement") which shall state the number of Shares to which the Option pertains and specify whether the Option is intended to be an incentive stock option or a non-qualified stock option. The Option Agreement shall set forth such terms, conditions and restrictions regarding the Option not inconsistent with the Plan (and, in the case of incentive stock options, the provisions of
                     Section 422(b) of the Code) as the Committee shall determine. Without limiting the generality of the foregoing, the Committee, in its discretion, may impose further conditions upon the exercisability of Options and restrictions on transferability with respect to Shares issued upon exercise of Options.

                     The Option Agreement may, in the discretion of the Committee, include a provision under which the Optionee shall have the right, in lieu of exercising all or a portion of the Optionee's Option, to elect instead to receive an amount equal to the difference between the fair market value of all, or a specified number, of the Shares subject to such Option on the date such right is exercised and the exercise price under such Option, such amount to be paid in cash or in Shares (at their fair market value on the date such right is exercised), or in a combination of cash and Shares, as the Committee shall determine. Such right is referred to in this Plan as a SAR. Any SAR shall be exercisable only at a time when the Option to which it is related is exercisable; provided, however, that if the Optionee is a director or officer of Selas within the meaning of Section 16 of the Exchange Act, cash may be paid to the Optionee upon the exercise of a SAR only if the Optionee exercises the SAR (by giving the notice described in Subsection (c) hereof) during the period beginning on the third business day following the release for publication of Selas's quarterly and annual summary statements of sales and earnings, and ending on the twelfth business day following such date. Any SAR shall be subject to the following additional conditions:

                           (i) the SAR will expire no later than the termination of the Option;

                         (ii) the SAR will be transferable only if and when the underlying Option is transferable, and under the same conditions; and

                        (iii) in the case of a SAR granted "in tandem" with an incentive stock option, the SAR may be exercised only when there is a positive spread, i.e., when the fair market value of the stock subject to the incentive stock option exceeds the exercise price of such option.

           In any case where an Option is granted in tandem with a SAR, the tandem Option-SAR shall be considered exercised when, and to the extent that, either the underlying Option or the SAR is exercised.


                     .0.0.5.0.0.12 Withholding. The obligation of Selas to deliver Shares upon the exercise of any Option or SAR (or cash in lieu thereof) shall be subject to any applicable federal, state and local tax withholding requirements.

                     If the exercise of any Option is subject to the withholding requirements of applicable federal, state or local tax laws, the Committee, in its discretion (and subject to such withholding rules ("Withholding Rules") as shall be adopted by the Committee), may permit the minimum required federal, state and local withholding tax obligation to be satisfied, in whole or in part, by allowing the Optionee to elect to have Selas withhold Shares (or by returning Shares to Selas), which Shares shall be valued, for this purpose, at their fair market value on the date of exercise of the Option (or, if later, the date on which the Optionee recognizes ordinary income with respect to such exercise) (the "Determination Date").

                .0.0.6     Listing and  Registration of Shares.   Each Option
                and each related SAR shall be subject to the requirement that, if at any time Selas shall determine, in its discretion, that the listing, registration or qualification of the Option or SAR or Shares covered thereby upon any securities exchange or under the laws of any jurisdiction, or the consent or approval of any governmental or regulatory body, is necessary or desirable as a condition of, or in connection with, the granting of such Option or SAR or the exercise thereof or that action by Selas or the Optionee should be taken in order to obtain an exemption from any such requirement, then no such Option or SAR may be exercised in whole or in part unless and until such listing, registration, qualification, consent, approval or action shall have been effected or obtained, on conditions acceptable to Selas.
                Without limiting the generality of the foregoing, each Optionee, or the Optionee's legal representative or beneficiaries, also may be required to give satisfactory assurance that Shares acquired upon exercise of an Option or SAR are being acquired for investment and not with a view to distribution, and certificates representing such Shares may be legended accordingly.

                .0.0.7 Adjustments. The number of Shares which may be issued under the Plan, as stated in Section 4 hereof, the number of Shares specified in the limitation in the first paragraph of Section 5 hereof and the number of Shares issuable upon exercise of outstanding Options and SARs under the Plan (as well as the exercise price per share under such outstanding Options), shall be equitably adjusted by the Committee to reflect any stock dividend, stock split, share combination or similar change in the capitalization of Selas.

                In the event of a proposed dissolution, liquidation or sale of a substantial portion of the assets of Selas, or of a merger, consolidation, share exchange, exchange of shares or other transaction in which holders of Shares are to receive cash, securities or other property, the Committee shall, in its unlimited discretion, have the power prior to such event (a) to terminate all outstanding Options and related SARs upon at least seven days' prior notice to each Optionee and, if the Committee deems it appropriate, to cause the Company to pay to each Optionee an amount in cash with respect to each Share to which a terminated Option pertains equal to the difference between the Option exercise price and the value, as determined by the Committee in its sole discretion, of the consideration to be received by the holders of Shares in connection with such transaction, or (b) to provide for the exchange of Options outstanding under the Plan for options to acquire securities or other property to be delivered in connection with the transaction and in connection therewith to make an equitable adjustment, as determined by the Committee in its sole discretion, in the Option exercise price and number of Shares or amount of property subject to the Option and, if deemed appropriate, provide for a cash payment to Optionees in partial consideration for such exchange.
                .0.0.8    Acquisitions.  Notwithstanding any other provision
                of the Plan, Options may be granted hereunder in substitution for options held by officers and employees of other corporations who have become officers or employees of Selas or a subsidiary as a result of a merger, consolidation, share exchange, acquisition of assets or similar transaction by Selas or a subsidiary. The terms, including the option price, of the substitute Options so granted may vary from the terms set forth in this Plan to such extent as the Committee may deem appropriate to conform, in whole or in part, to the provisions of the options in substitution for which they are granted.

                .0.0.9    Amendment or  Discontinuance of the Plan.   At any
                time and from time to time, the Board may suspend or discontinue the Plan or amend it, and the Committee may amend any outstanding Options and SARs, in any respect whatsoever, provided, however, that without the approval by the affirmative votes of the holders of at least a majority of the Shares present, or represented, and entitled to vote at a duly held meeting of the Shareholders of Selas: (a) the class of individuals eligible to receive Options and SARs shall not be materially modified, (b) the maximum number of Shares with respect to which Options may be granted under the Plan to any one Eligible Individual or to all Eligible Individuals shall not be increased except as permitted under
                Section 7 hereof, (c) the lowest price at which Options may be granted shall not be reduced and the benefits, within the meaning of Rule 16b-3 under the Exchange Act, accruing to Eligible Individuals shall not otherwise be materially increased, and (d) the duration of the Plan under Section 13 shall not be extended; provided further that any amendment that would require shareholder approval pursuant to Treasury Regulation section1.162-27(e)(4)(vi) or any successor thereto shall not be made without the shareholder approval required thereby; and provided further, that no such suspension, discontinuance or amendment shall materially impair the rights of any holder of an outstanding Option or SAR without the consent of such holder.

                .0.0.10    Absence   of  Rights.     The   recommendation  or
                selection of an Eligible Individual as a recipient of an Option under the Plan shall not entitle such person to any Option or SAR unless and until the grant actually has been made by appropriate action of the Committee; and any such grant is subject to the provisions of the Plan and the Option Agreement relating to such Option or SAR. Further, the granting of an Option or SAR to a person shall not entitle that person to continued employment by Selas or a subsidiary or affect the terms and conditions of such employment, and Selas shall have the absolute right, in its discretion, to retire such person in accordance with its retirement policies or otherwise to terminate the employment of such person, whether or not such termination may result in a partial or total termination of an Option or SAR.

                .0.0.11 Shareholder Approval. This Plan was adopted by Selas on February 15, 1994 and was approved on April 19, 1994 by the affirmative votes of the holders of at least a majority of the Shares present, or represented, and entitled to vote at a duly held meeting of the Shareholders of Selas.


                .0.0.12    No Obligation to Exercise Option.  The granting of
                an Option shall impose no obligation upon an Optionee to exercise such Option.

                .0.0.13 Termination of Plan. No Options or SARs may be granted under the Plan after February 14, 2004, provided, however, that the Plan and all outstanding Options and SARs shall remain in effect until such Options and SARs have expired or are terminated in accordance with the Plan.


                .0.0.14 Governing Law. With respect to any incentive stock options granted pursuant to the Plan and the Option Agreements thereunder, the Plan, such Option Agreements and any incentive stock options granted pursuant thereto shall be governed by the applicable Code provisions to the maximum extent possible. Otherwise, the laws of the Commonwealth of Pennsylvania shall govern the operation of, and the rights of all persons under, the Plan, the Option Agreements and the Options and SARs.




      Amended and Restated by the Board of Directors on November 19, 1996


                                                                 EXHIBIT 13
      SELAS CORPORATION OF AMERICA
      is a diversified firm with international operations and sales that engages in the design, development, engineering and manufacturing of a range of products. The Company, headquartered in Dresher, Pennsylvania with subsidiaries in Minnesota, Ohio, California, England, France, Germany and Italy (and a 50% joint venture in Japan), operates directly or through subsidiaries in three business segments.

      Under the SelasTM name, the Company designs and manufactures specialized industrial heat processing systems and equipment for steel, glass and other manufacturers worldwide. The Company's subsidiary, Resistance Technology, Inc., designs and manufactures microminiature components and molded plastic parts primarily for the hearing instrument manufacturing industry and also for the electronics, telecommunications and medical equipment industries. The Company's subsidiary, RTI Electronics, Inc., formed in 1997, manufactures heat sensitive resistors known as thermistors used as an electronic current limiting device to protect computer installations. The Company's subsidiary, Deuer Manufacturing, Inc., manufactures spare tire holders and lifts and related products, primarily based on cable winch designs, for use principally as original equipment by the pick-up truck and minivan segment of the automotive industry.
      FINANCIAL HIGHLIGHTS
      YEARS ENDED DECEMBER 31               1997             1996
      Net sales . . . . . . . . . . . .     $111,165,000     $103,426,000
      Operating income  . . . . . . . .  $  7,171,000        $  7,522,000
      Net income  . . . . . . . . . . .  $  4,387,000        $  4,130,000
      Earnings per share:
          Basic   . . . . . . . . . . .          $.84                $.80
          Diluted . . . . . . . . . . .             $.82             $.78
      Working capital . . . . . . . . .     $ 18,642,000     $ 19,822,000
      Total assets  . . . . . . . . . .  $ 81,795,000        $ 91,162,000
      Total shareholders' equity  . . .  $ 40,399,000        $ 37,641,000
      MARKET AND DIVIDEND INFORMATION
                                          1997                  1996
                                         Market                Market
                                      Price Range           Price Range
      QUARTER                       HIGH     LOW          HIGH      LOW
      First   . . . . . . . . . . . 13-1/16  10            7-13/16   5-7/8
      Second  . . . . . . . . . . . 12-5/8    9-13/16      7-11/16   6-15/16
      Third   . . . . . . . . . . . 13-1/2   11-1/4        9-9/16    6-11/16
      Fourth  . . . . . . . . . . . 13-3/16   8-15/16     11-1/2     9

      At February 12, 1998, the Company had 499 shareholders of record.

                                     1997     1996         1995
      Dividends per share:
        First Quarter               $.043     $.04         $.037
        Second Quarter               .045      .04          .037
        Third Quarter                .045      .04          .04
        Fourth Quarter               .045      .043         .04
      The payment of any future dividends is subject to the discretion of the Board of Directors and is dependent on a number of factors, including the Company's capital requirements, financial condition, financial covenants and cash availability.
      Note: All information above has been adjusted to give retroactive effect to a 3 for 2 stock split in June 1997. See note 14 to the Consolidated Financial Statements.

      Selas is an equal opportunity employer.

      THE COMMON STOCK OF SELAS CORPORATION OF AMERICA IS LISTED ON THE AMERICAN STOCK EXCHANGE UNDER THE SYMBOL SLS.


      SELAS CORPORATION OF AMERICA
      FIVE-YEAR SUMMARY OF OPERATIONS
      (In thousands, except for share data)

      Years Ended December 31        1997 (a)          1996          1995

      Sales, net                   $ 111,165       $ 103,426      $   71,215
      Cost of sales                   87,704          80,870          52,060
      Selling, general and admin-
        istrative expenses            16,289          15,034          14,397
      Interest expense                 1,040           1,212           1,336
      Interest (income)                 (237)           (298)           (340)
      Other (income) expense, net          8              83              36
      Income before income taxes       6,361           6,525           3,726
      Income taxes                     1,974           2,395           1,426

      Net income                   $   4,387       $   4,130      $    2,300
                                    =========       =========      ==========
      Earnings per share:

        Basic                           $.84            $.80            $.44
                                   =========       =========      ==========
        Diluted                         $.82            $.78            $.44
                                   =========       =========      ==========
      Weighted average number of
        common and common equivalent
        shares outstanding during
        year

        Basic                      5,213,124       5,190,075      5,189,048
                                   =========       =========      =========
        Diluted                    5,354,978       5,271,959      5,202,411
                                   =========       =========      =========
      Years Ended December 31           1994        1993 (b)
      Sales, net                   $  73,663       $  52,268
      Cost of sales                   52,813          39,962
      Selling, general and admin-
        istrative expenses            14,727           9,687
      Interest expense                 1,282             601
      Interest (income)                 (303)           (346)
      Other (income) expense, net        165             (12)
      Income before income taxes       4,979           2,376
      Income taxes                     1,875           1,029
      Net income                   $   3,104       $   1,347
                                    ==========      =========
      Earnings per share:
        Basic                           $.60            $.28
                                   ==========      =========
        Diluted                         $.60            $.28
                                   =========       =========
      Weighted average number of
        common and common equivalent
        shares outstanding during
        year
        Basic                      5,179,246       4,818,531
                                   =========       =========
        Diluted                    5,215,736       4,872,240
                                   =========       =========
      (a) On February 21, 1997, the Company acquired the assets of RTI Electronics, Inc.
      (b) On October 20, 1993, the Company acquired all of the outstanding common shares of Resistance Technology, Inc.
      Note: All information above has been adjusted to give retroactive effect to a 3 for 2 stock split distributed in June, 1997.  See
             note 14 to the Consolidated Financial Statements.


       OTHER FINANCIAL HIGHLIGHTS
      Years Ended December 31        1997 (a)       1996           1995
      (In thousands, except for share data)

      Working capital              $18,642         $19,822        $15,751
      Total assets                 $81,795         $91,162        $67,960
      Long-term debt               $ 7,015         $ 6,837        $ 9,100
      Long-term benefit
        obligations                $ 4,081         $ 4,310        $ 4,409
      Shareholders' equity:
        Capital stock and additional
         paid-in capital           $17,382         $17,214        $17,214
        Retained earnings           23,130          19,673         16,390
        Foreign currency translation
         adjustment                    269           1,136          1,440
        Minimum pension liability
         adjustment                    --               --             (6)
        Treasury stock                (382)           (382)          (382)

      Total shareholders' equity   $40,399         $37,641        $34,656

      Depreciation and
        amortization               $ 3,469         $ 2,826        $ 2,771
      Dividends per share            $.178           $.163          $.154



      Years Ended December 31        1994           1993 (b)
      (In thousands, except for share data)

      Working capital              $17,935         $14,722
      Total assets                 $70,120         $72,864
      Long-term debt               $11,136         $11,579
      Long-term benefit
        obligations                $ 4,431         $ 4,553
      Shareholders' equity:
        Capital stock and additional
          paid-in capital          $17,182         $16,980
        Retained earnings           14,886          12,490
        Foreign currency translation
          adjustment                 1,524             587
        Minimum pension liability
          adjustment                  (112)           (248)
        Treasury stock                (382)           (382)

      Total shareholders' equity   $33,098         $29,427

      Depreciation and
         amortizationt             $ 2,732         $ 1,326
      Dividends per share            $.137           $.133






      MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      1997 COMPARED WITH 1996

      Consolidated sales increased 7.5% to $111.2 million in 1997 from $103.4 million in 1996. Net sales from the heat processing segment were $63 million in 1997 compared to $62.8 million in 1996. The slight increase in sales for 1997 is attributed to the high level of backlog at December 31, 1996, coupled with additional bookings in 1997. The recent turmoil in the Asian markets also had an impact on sales and bookings in 1997 as several highly expected orders have been delayed and put on hold by our customers. Approximately 10.6% of 1997 revenue is related to contracts or sales to customers in Asia. Other than the decline in sales and bookings, management does not believe that there is any further exposure to the Company from the Asian market turmoil. Consolidated backlog for the heat processing segment was down to $12.2 million at December 31, 1997 compared to $55.5 million at December 31, 1996. In February, 1998 this business segment received orders for several projects in excess of $17 million.

      The Company's precision electromechanical and plastics components segment sales increased to $33.3 million in 1997 from $27.4 million in 1996. The majority of the increase in sales for 1997 is attributed to the February, 1997 acquisition of RTI Electronics which had sales of $5.7 million in 1997. There was also a mix in products sold to the hearing aid industry as plastic component part sales were slightly below the 1996 level and microminiature system sales were higher in 1997.

      Net sales for the tire holders, lifts and related products segment increased to $14.9 million in 1997 from $13.2 million in 1996. The increase in sales is primarily due to higher tire lift sales to domestic automotive manufacturers, and, to a lesser degree, to overseas automotive manufacturers.

      The Company's gross profit margin as a percentage-of-sales decreased to 21.1% in 1997 from 21.8% in 1996. Gross profit margins for the heat processing segment decreased to 14.7% in 1997 from 16% in 1996. Heat processing gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions related to the contract. The gross profit margins were impacted by two contracts in 1997 and one contract in 1996 that had losses that impacted the segment's overall gross profit margins. Heat processing reserves for guarantee obligations and estimated future costs of services increased to $2.7 million in 1997 from $1.7 million in 1996 due to several large custom-engineered contracts in process, recently completed, or near completion in 1997 compared to 1996. Guarantee obligations and estimated future service costs on these contracts extend for up to one year from completion.

      Consolidated net sales for the heat processing segment in 1997 and 1996 include approximately $40.7 million and $43.4 million, respectively, from large custom-engineered contracts executed by the Company's wholly-owned European subsidiaries. Consolidated





      MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      income before taxes in 1997 and 1996 included approximately $.8 million in both years from the results of operations of the Company's wholly-owned European subsidiaries in the heat processing segment. Due to the nature of the Company's large custom-engineered contracts, one contract may account for a large percentage of sales in a particular period; however, the Company is not dependent on any one engineered systems customer on an ongoing basis.

      Gross profit for the precision electromechanical and plastics segment decreased to 35.1% in 1997 from 39% in 1996. The lower gross profit margins in 1997 are attributable to the acquisition of RTI Electronics in February, 1997 as its products, while profitable, do not achieve the historical gross profit margins of this business segment. Also impacting the lower 1997 gross profit margins, but to a lesser degree, is the mix of sales between 1997 and 1996 as microminiature systems and plastic component parts have varying profit margins.

      Gross profit margins for the tire holders, lifts and related product's segment improved to 17% in 1997 from 13.6% in 1996. The improvement in 1997 is due to efficiencies from higher production through the increased sales of tire lifts.

      Selling, general and administrative (SG&A) expenses increased 8.3% to $16.3 million in 1997, up from $15 million in 1996. Approximately $.4 million of the increase is due to costs related to the proposed acquisition of MRL Industries, Inc., which acquisition has since been terminated, and the SG&A costs of RTI Electronics which account for the balance of the increase in 1997 or approximately $.9 million.

      Research and development costs amounted to $1.5 million in 1997 compared to $1.4 million in 1996.

      Interest expense decreased in 1997 to $1 million compared to $1.2 million in 1996, due to lower average borrowings in 1997. Interest income decreased to $.2 million in 1997 compared to $.3 million in 1996, due to lower average funds available for investment in 1997.

      Other (income) expense included a gain on foreign currency transactions of $14,000 in 1997 compared to a loss of $8,000 in 1996.

      The effective tax rate in 1997 and 1996 on income before income taxes was 31% and 36.7%, respectively. The lower rate in 1997 is due to the benefit of utilizing net foreign operating loss carryforwards, coupled with lower effective state taxes in 1997.




       MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The Company's net deferred tax assets include a substantial amount of foreign net operating loss, postretirement benefit obligations and employee pension plan liabilities. The Company continually reviews the adequacy of the valuation allowance and recognizes benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the foreign subsidiary's net operating loss period and the timing of the turnaround of the postretirement benefit and pension plan obligations in the future. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.

      Consolidated net income of $4.4 million in 1997 was up 6.2% from $4.1 million in 1996. The largest increase was in the Company's tire holders, lifts and related product's segment which increased to $.5 million in 1997 compared to $.1 million in 1996. The precision electromechanical and plastics components increased its net income in 1997 to $2.1 million from $2.0 million in 1996. The Company's heat processing segment was impacted by additional costs of $.4 million relating to the proposed acquisition of MRL Industries, Inc. which resulted in lower earnings in 1997 of $1.8 million compared to $2 million in 1996.

      LIQUIDITY AND CAPITAL RESOURCES

      Consolidated net working capital decreased to $18.6 million at December 31, 1997 from $19.8 million at December 31, 1996. The lower working capital was due in part to the February, 1997 acquisition of RTI Electronics, repayment of long-term debt obligations, payment of dividends and capital expenditures, partially offset by the earnings for the year, along with depreciation and amortization expense. The major changes in the components of working capital were lower current liabilities of $12.2 million and lower receivables of $10.7 million both due primarily to the level of activity in the heat processing segment. Other changes are lower cash equivalents of $5.3 million and higher inventories of $1.6 million in 1997 due to the acquisition of RTI Electronics and the level of activity in the heat processing segment. The current liabilities include value-added taxes which are $3.4 million lower in 1997.

      The  Company's long-term debt at  December 31, 1997  was             $7
      million. The increase in long-term debt is the result of the acquisition of RTI Electronics on February 21, 1997. Under the terms of Selas' credit facility, there are covenants that may restrict the payment of future dividends. The credit facility required the Company to maintain consolidated tangible capital funds of approximately $21.1 million through December 31, 1997 consisting of shareholders' equity, plus subordinated debt, less intangible assets increased annually by 60% of net income and 60% of the aggregate amount of contributions to capital. At December 31, 1997, the Company exceeded the amount required to satisfy this covenant in the credit facility by $3.3 million.
       MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)
      The Company's French subsidiary has an interest rate swap agreement for the purpose of managing interest rate expense. The total notional amount of $2.3 million at December 31, 1997 will decrease with the terms of the long-term debt agreement. The swap agreement requires fixed interest rate payments of 8.55% through May, 2006. Additional interest incurred in 1997 in connection with the swap arrangement amounted to $95,584 vs. $101,738 in 1996. See note 9 of the Consolidated Financial Statements for discussion of this agreement.

      The Company is a defendant along with a number of other parties in approximately 215 lawsuits as of December 31, 1997 (155 as of December 31, 1996) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The Company is also one of approximately 500 defendants in a class action on behalf of approximately 2,700 present or former employees of a Texas steel mill alleging that products supplied by the defendants created a poisonous atmosphere that caused unspecified physical harm. These cases are being defended by one or more of the Company's insurance carriers presently known to be "at risk". The lead carrier has settled approximately 11 and 17 claims in 1997 and 1996, respectively, with no request for the Company to participate in any settlement. Management is of the opinion that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

      In February, 1998, the Company acquired the stock of CFR, a Paris, France firm in the engineered industrial furnace business. The principal market served by CFR is engineered batch and continuous furnaces for heat treating both ferrous and non-ferrous metals, glass and ceramic tableware. CFR had sales for the year ended December 31, 1997 of 107.5 million French francs (FF) or approximately $18.3 million. The purchase price was 15 million FF or approximately $2.5 million and the assumption of certain liabilities which was paid for by additional bank borrowings of 15 million FF which will be paid off over five years at a fixed annual interest rate of 5.65%.

      In September, 1997, the Company entered into an agreement to acquire MRL Industries, Inc., Sonora, CA, a manufacturer of furnaces and furnace components used in the semiconductor manufacturing process, for $16,750,000 of the Company's Common Shares in a merger to be accounted for as a pooling of interests. The acquisition was subject to customary conditions, including due diligence and shareholder approval by both parties. On February 26, 1998 the parties announced they had mutually agreed to terminate the acquisition agreement as a result of a number of unresolved issues between the parties. The Company incurred costs of approximately $0.4 million in 1997 in connection with this proposed transaction.


       MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The Company is in the process of conducting a comprehensive review of its computer systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any of the Company's programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in a major system failure or miscalculations. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. However, if such modifications and conversations are not completed timely, the Year 2000 issue may have a material impact on the operations of the Company. The costs of the modifications are not expected to have a material effect on the results of operations of the Company.

      A significant portion of the heat processing segment sales are denominated in foreign currencies, primarily the French franc. Generally, the income statement effect of changes in foreign currencies is partially or wholly offset by the European subsidiaries' ability to make corresponding price changes in the local currency. The impact of fluctuations in foreign currencies did not have a material effect on the financial results of the Company in 1997, 1996 or 1995.

      In June, 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." This statement requires that all items that are recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements.

      In June, 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for reporting information about operating segments in annual financial statements and requires selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers.

      In February, 1998, the FASB issued SFAS No. 132 "Employers' Disclosure about Pensions and Other Postretirement Benefits." This Statement revises employers' disclosures about pension and other postretirement benefit plans. It does not change the measurement or recognition of those plans.

      The  Company  plans to  adopt  these accounting  standards  for periods beginning with January 1, 1998, as required. The adoption of these standards will not impact consolidated results, financial condition, or long-term liquidity.




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

      The Company's gross profit margin as a percentage-of-sales decreased to 21.8% in 1996 from 26.9% in 1995. Gross profit margins for the heat processing segment decreased to 16.0% in 1996 from 25.8% in 1995. Heat processing gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions related to the contract. The lower gross profit margins for 1996 were also impacted by a large engineered contract that resulted in a loss. Heat processing reserves for guarantee obligations and estimated future costs of services increased to $1.7 million in 1996 from $.8 million in 1995 due to several large custom-engineered contracts in process or recently completed during 1996. Guarantee obligations and estimated future service costs on these contracts extend for up to one year from completion.

      Consolidated net sales for the heat processing segment in 1996 and 1995 include approximately $43.4 million and $20.2 million, respectively, from large custom-engineered contracts executed by the Company and its wholly-owned European subsidiaries. Consolidated income (loss) before taxes in 1996 and 1995 included approximately $.8 million and $(1.8) million, respectively, from the results of operations of the Company's wholly-owned European subsidiaries. Consolidated backlog for the heat processing segment in 1996 and 1995 include $55.5 and $69.3, respectively, for engineering contracts to be executed by the Company's wholly-owned subsidiaries. Due to the nature of the Company's large custom-engineered contracts, one contract may account for a


       MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      large percentage of sales in a particular period; however, the Company is not dependent on any one engineered systems customer.

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

      Selling, general and administrative (SG&A) expenses increased 4.4% in 1996 to $15 million from $14.4 in 1995. SG&A expense, as a percentage-of-sales, represented 14.5% in 1996, down from 20.2% in 1995 due to the higher amount of sales in 1996, which is up 45.2%, compared to the 4.4% increase in SG&A expense in 1996. The majority of the SG&A increase is in the Company's precision electromechanical and plastics segment which increased $.8 million in 1996.

      Research and development costs amounted to $1.4 million in 1996 compared to $1.5 million in 1995.

      Interest expense decreased to $1.2 million in 1996 from $1.3 million in
      1995 due  to lower borrowings  in 1996.   Interest income for  1996 and
      1995 was $.3 million.

      Other (income) expense includes losses on foreign currency transactions of $8,000 in 1996 and $123,000 in 1995.

      The effective tax  rate in 1996 and 1995 on  income before income taxes
      was 36.7% and 38.3%, respectively.   The higher rate in 1995  is due to
      foreign operating losses not subject to tax benefits.

      The Company's net deferred tax assets include a substantial amount of foreign net operating loss, postretirement benefit obligations and employee pension plan liabilities. The Company continually reviews the adequacy of the valuation allowance and recognizes benefits only as reassessment indicates that it is more likely than not that the benefits will be realized. Realization of future tax benefits related to deferred tax assets is dependent on many factors, including the Company's ability to generate taxable income within the foreign subsidiary's net operating loss period and the timing of the turnaround of the postretirement benefit and pension plan obligations in the future. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes.





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

      FORWARD-LOOKING AND CAUTIONARY STATEMENTS

      Certain statements herein are, or could be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Reference is made to the Company's 1997 Annual Report on Form 10-K regarding important factors that could cause the actual results, performance or achievement of the Company to differ materially from those contained in or implied by any forward-looking statement made by or on behalf of the Company, including forward-looking statements contained herein.





      SELAS CORPORATION OF AMERICA
      CONSOLIDATED STATEMENTS OF OPERATIONS
      YEARS ENDED DECEMBER 31              1997           1996       1995

      Sales, net . . . . . . . . .  $111,164,563     $103,426,075 $71,215,413

      Operating costs and expenses
        Cost of sales  . . . . .      87,703,693       80,870,331  52,060,118
        Selling, general and
          administrative expenses     16,289,388       15,033,728  14,397,489

      Operating income . . . . . .     7,171,482        7,522,016   4,757,806

      Interest expense . . . . .       1,039,524        1,212,194   1,336,386
      Interest (income). . . . . .      (237,592)        (297,806)   (339,895)
      Other expense, net . . . . .         8,385           82,475      35,732

      Income before income taxes .     6,361,165        6,525,153   3,725,583
      Income taxes   . . . . . . . .   1,973,956        2,394,958   1,425,559

      Net income . . . . . . . . .  $  4,387,209     $  4,130,195  $2,300,024
                                    ============     ============ ===========


      Earnings per share

        Basic  . . . . . . . . .            $.84             $.80        $.44
                                    ============     ============  ===========

        Diluted  . . . . . . . . .          $.82             $.78        $.44
                                    =============    ============  ===========










               See   accompanying  notes   to   the  consolidated   financial
      statements.



      CONSOLIDATED BALANCE SHEETS

      ASSETS                                          1997          1996

    Current assets

        Cash, including cash equivalents
          of $2,579,000 in 1997 and
          $ 7,532,000 in 1996. . . . . . . . . . . $ 3,034,903   $ 8,343,820

        Accounts and notes receivable, (including
          unbilled receivables of $6,574,000 in
          1997 and $7,783,000 in 1996) less
          allowance for doubtful accounts of
          $681,000 in 1997 and $787,000 in 1996     30,931,625    41,660,153

        Inventories  . . . . . . . . . . . . . . .   9,999,140     8,433,522

        Deferred income taxes  . . . . . . . . . .   2,840,423     2,051,580

        Other current assets . . . . . . . . . . .     919,608       623,169

            Total current assets . . . . . . . . .  47,725,699    61,112,244


      Investment in unconsolidated affiliate . . .     472,689       538,278


      Property, plant and equipment

        Land   . . . . . . . . . . . . . . . . . .   1,041,869     1,118,802

        Buildings  . . . . . . . . . . . . . . . .  10,839,950    11,499,609

        Machinery and equipment  . . . . . . . . .  22,720,633    19,455,946

                                                    34,602,452    32,074,357

        Less:  Accumulated depreciation  . . . . .  17,284,665    15,362,577

            Net property, plant and equipment. . .  17,317,787    16,711,780

      Deferred pension cost  . . . . . . . . . . .      56,973       225,060

      Excess of cost over net assets of acquired
        subsidiaries, less accumulated
        amortization of $1,696,000 and $1,140,000   15,502,201    12,126,709

      Other assets, less amortization  . . . . . .     719,715       448,201

                                                   $81,795,064   $91,162,272
                                                   ===========   ===========

      See accompanying notes to the consolidated financial statements.




      December 31, 1997 and 1996

      LIABILITIES AND SHAREHOLDERS' EQUITY               1997           1996

      Current liabilities

        Notes payable  . . .  . . .  . . .  . . .  . . .$  975,804 $   583,767

        Current maturities of long-term debt  . . .      2,618,463   2,271,830

        Accounts payable  . . . . . . . . . . . . .     14,336,607  20,169,143

        Federal, state and foreign income taxes . .        693,240     926,823

        Customers' advance payments on contracts  .        902,592   4,854,880

        Guarantee obligations and estimated future
          costs of service  . . . . . . . . . . . .      2,705,293   1,725,690

        Other accrued liabilities . . . . . . . . .      6,851,846  10,758,185

                Total current liabilities . . . . . . . 29,083,845  41,290,318

       Long-term debt  . . . . . . . . . . . . . . .     7,015,080   6,836,593

      Pension plan obligation . . . . . . . . . . .         56,973     225,060

      Other postretirement benefit obligations  . .      4,024,217   4,084,768

      Deferred income taxes . . . . . . . . . . . .      1,215,436   1,084,057

      Contingencies and commitments

      Shareholders' equity

        Common shares, $1 par; 10,000,000 shares
          authorized; 5,589,324 and 5,553,639
          shares issued, respectively . . . . . . .     5,589,324    5,553,639

        Additional paid-in capital  . . . . . . .    . 11,792,878   11,660,792

        Retained earnings . . . . . . . . . . . . .    23,130,255   19,672,730
        Foreign currency translation adjustment . .       268,993    1,136,252
                                                       40,781,450   38,023,413

        Less:  363,564 common shares held in
          treasury, at cost . . . . . . . . . . .         381,937      381,937

               Total shareholders' equity  . . . . .   40,399,513   37,641,476

                                                      $81,795,064  $91,162,272
                                                      ===========  ===========

               See   accompanying   notes  to   the   consolidated  financial
      statements.


      CONSOLIDATED STATEMENTS OF CASH FLOWS

      YEARS ENDED DECEMBER 31                                         1997

      Cash flows from operating activities:
        Net income . . . . . . . . . . . . . . . . . .         $ 4,387,209
        Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization  . . . . . . .         3,468,498
            Equity in (income) losses of unconsolidated
      .      affiliates                                              4,715
            (Gain) on sale of equity in affiliate  . . .
                                                                       --
            (Gains) losses on sale of property and
              equipment                                              3,965
            Deferred taxes . . . . . . . . . . . . . . .          (683,615)
            Changes in operating assets and liabilities:
                (Increase) decrease in accounts receivable       5,900,924
                (Increase) decrease in inventories . . . .      (1,296,090)
                (Increase) decrease in other assets  . . .        (651,087)
                 Increase (decrease) in accounts payable .      (2,788,173)
                 Increase (decrease) in accrued expenses .      (1,334,874)
                 Increase (decrease) in customer advances       (3,373,838)
                 Increase (decrease) in other liabilities          (29,709)

                   Net cash provided by operating activities     3,607,925

      Cash flows from investing activities:
        Purchases of property, plant and equipment . . . . .    (3,662,783)
        Proceeds from sale of equity in affiliate  . . . . .          --
      Proceeds from sales of property and equipment. . .            12,052
        Dividend from unconsolidated affiliate . . . . . .            --
        Acquisition of subsidiary company, net of cash
         acquired                                               (5,151,620)

            Net cash (used) by investing activities             (8,802,351)

      Cash flows from financing activities:
        Proceeds from short-term borrowings  . . . . . . . . .   1,000,725
        Repayments of short-term borrowings  . . . . . . . . .    (513,448)
        Proceeds from borrowings used to acquire subsidiary
         company  . . . . . . . . . . . . . . . . . . . . . .    3,500,000
        Proceeds from long-term debt . . . . . . . . . . . . .     176,793
        Repayments of long-term debt . . . . . . . . . . . . .  (2,846,487)
        Proceeds from exercise of stock options  . . . . . . .     155,518
        Payment of dividends   . . . . . . . . . . . . . . . .    (929,684)

            Net cash provided (used) by financing activities  .    543,417

      Effect of exchange rate changes on cash  . . . . . . . .    (657,908)

      Increase (decrease) in cash and cash equivalents . . . .  (5,308,917)

      Cash and cash equivalents beginning of year. . . . . . .   8,343,820

      Cash and cash equivalents end of year. . . . . . . . .   $ 3,034,903
                                                               ============

      See accompanying notes to the consolidated financial statements.


      CONSOLIDATED STATEMENTS OF CASH FLOWS

      YEARS ENDED DECEMBER 31                                         1996

      Cash flows from operating activities:
        Net income . . . . . . . . . . . . . . . . . . .       $  4,130,195
        Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization  . . . . . . .          2,826,038
            Equity in (income) losses of unconsolidated
             affiliates  . . . . . . . . . . . . . . . .            115,880
            (Gain) on sale of equity in affiliate  . . ..              --
            (Gains) losses on sale of property and equipment         (1,163)
            Deferred taxes . . . . . . . . . . . . . . . . .       (718,935)
            Changes in operating assets and liabilities:
              (Increase) decrease in accounts receivable . . .  (19,912,666)
              (Increase) decrease in inventories . . . . . . .     (677,400)
                (Increase) decrease in other assets  . . . . .      788,452
                 Increase (decrease) in accounts payable . . .   15,103,964
                 Increase (decrease) in accrued expenses . . .    7,635,111
                 Increase (decrease) in customer advances  . .    2,553,785
                 Increase (decrease) in other liabilities  . .      (53,122)

                   Net cash provided by operating activities     11,790,139

      Cash flows from investing activities:
        Purchases of property, plant and equipment . . . . .     (2,859,166)
        Proceeds from sale of equity in affiliate  . . . . .        575,826
        Proceeds from sales of property and equipment. . . .         35,827
        Dividend from unconsolidated affiliate . . . . . . .         16,742
        Acquisition of subsidiary company, net of cash
         acquired  . . . . . . . . . . . . . . . . . . . . .           --

            Net cash (used) by investing activities .            (2,230,771)

      Cash flows from financing activities:
        Proceeds from short-term borrowings  . . . . . . . .          --
        Repayments of short-term borrowings  . . . . . . . .     (2,012,413)
        Proceeds from borrowings used to acquire subsidiary
         company  . . . . . . . . . . . . . . . . . . . . .           --
        Proceeds from long-term debt . . . . . . . . . . . .          --
        Repayments of long-term debt . . . . . . . . . . . .     (2,102,684)
        Proceeds from exercise of stock options  . . . . . .          --
        Payment of dividends   . . . . . . . . . . . . . . .       (847,712)

            Net cash provided (used) by financing activities     (4,962,809)
      Effect of exchange rate changes on cash  . . . . . . .       (165,103)

      Increase (decrease) in cash and cash equivalents . . .      4,431,456

      Cash and cash equivalents beginning of year. . . . . .      3,912,364

      Cash and cash equivalents end of year. . . . . . . . .   $  8,343,820
                                                               ============

      See accompanying notes to the consolidated financial statements.



       CONSOLIDATED STATEMENTS OF CASH FLOWS

      YEARS ENDED DECEMBER 31                                         1995

      Cash flows from operating activities:
        Net income . . . . . . . . . . . . . . . . . . .       $ 2,300,024
        Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization  . . . . . . .         2,770,728
            Equity in (income) losses of unconsolidated
             affiliates  . . . . . . . . . . . . . . . .           (14,024)
            (Gain) on sale of equity in affiliate  . . .          (171,983)
            (Gains) losses on sale of property and equipment        (4,199)
            Deferred taxes . . . . . . . . . . . . . . .          (108,437)
            Changes in operating assets and liabilities:
                (Increase) decrease in accounts receivable       1,383,444
                (Increase) decrease in inventories . . . .         425,641
                (Increase) decrease in other assets  . . .         (82,004)
                 Increase (decrease) in accounts payable .      (6,977,690)
                 Increase (decrease) in accrued expenses .        (610,643)
                 Increase (decrease) in customer advances        1,516,404
                 Increase (decrease) in other liabilities           63,638

                 Net cash provided by operating activities         490,899

      Cash flows from investing activities:
        Purchases of property, plant and equipment . . . .      (2,277,075)
        Proceeds from sale of equity in affiliate  . . . .         294,127
        Proceeds from sales of property and equipment. . .          43,243
        Dividend from unconsolidated affiliate . . . . . .            --
        Acquisition of subsidiary company, net of cash
         acquired  . . . . . . . . . . . . . . . . . . . .            --

            Net cash (used) by investing activities . . . .     (1,939,705)

      Cash flows from financing activities:
        Proceeds from short-term borrowings  . . . . . . . .     2,604,370
        Repayments of short-term borrowings  . . . . . . . .          --
        Proceeds from borrowings used to acquire subsidiary
         company   . . . . . . . . . . . . . . . . . . . . .          --
        Proceeds from long-term debt . . . . . . . . . . . .          --
        Repayments of long-term debt . . . . . . . . . . . .    (2,397,789)
        Proceeds from exercise of stock options  . . . . . .        28,281
        Payment of dividends   . . . . . . . . . . . . . . .      (795,812)

            Net cash provided (used) by financing activities      (560,950)

      Effect of exchange rate changes on cash  . . . . . . .       109,612

      Increase (decrease) in cash and cash equivalents . . .    (1,900,144)

      Cash and cash equivalents beginning of year. . . . . .     5,812,508
      Cash and cash equivalents end of year. . . . . . . . .   $ 3,912,364
                                                               ===========

      See accompanying notes to the consolidated financial statements.


      Consolidated Statements of Shareholders' Equity
      Years ended December 31, 1997, 1996 and 1995


                                         Common Stock             Additional
                                  Number of                       Paid-In
                                   Shares           Amount        Capital
      Balance, January 1, 1995    5,546,139       $5,546,139     $11,635,927

      Net income
      Translation (loss)
      Exercise of 7,500 stock
        options                       7,500            7,500          24,865
      Change in minimum
        pension liability
      Cash dividends paid
        ($.154 per share)
      Balance, December 31, 1995  5,553,639        5,553,639      11,660,792

      Net income
      Translation (loss)
      Change in minimum
        pension liability
      Cash dividends paid
        ($.163 per share)
      Balance, December 31, 1996  5,553,639        5,553,639      11,660,792

      Net income
      Translation  (loss)
      Exercise of 35,685 stock
        options                      35,685           35,685         132,086
      Cash dividends paid
        ($.178 per share)

      Balance, December 31, 1997  5,589,324       $5,589,324     $11,792,878
                                  ==========      ==========     ===========

                                                    Foreign       Minimum
                                                    Currency      Pension
                                    Retained      Translation     Liability
                                    Earnings       Adjustment    Adjustment

      Balance, January 1, 1995    $14,886,035     $ 1,524,372    $(112,623)

      Net income                    2,300,024
      Translation (loss)                              (84,429)
      Exercise of 7,500 stock
        options
      Change in minimum
        pension liability                                          106,113
      Cash dividends paid
        ($.154 per share)            (795,812)
      Balance, December 31, 1995   16,390,247      1,439,943        (6,510)

      Net income                    4,130,195
      Translation (loss)                            (303,691)
      Change in minimum
        pension liability                                            6,510
      Cash dividends paid
        ($.163 per share)            (847,712)




      Consolidated Statements of Shareholders' Equity
      Years ended December 31, 1997, 1996 and 1995 - (Continued)



                                                    Foreign       Minimum
                                                    Currency      Pension
                                    Retained      Translation     Liability
                                    Earnings       Adjustment    Adjustment

      Balance, December 31, 1996  19,672,730       1,136,252          --

      Net income                   4,387,209
      Translation  (loss)                           (867,259)
      Exercise of 35,685 stock
        options
      Cash dividends paid
        ($.178 per share)            (929,684)
      Balance, December 31, 1997  $23,130,255     $  268,993     $    --
                                  ===========     ==========     =========



                                                                Total
                                          Treasury           Shareholders'
                                           Stock               Equity

      Balance, January 1, 1995            $(381,937)         $33,097,913
      Net income                                               2,300,024
      Translation (loss)                                         (84,429)
      Exercise of 7,500 stock
        options                                                   32,365
      Change in minimum
        pension liability                                        106,113
      Cash dividends paid
        ($.154 per share)                                       (795,812)

      Balance, December 31, 1995           (381,937)          34,656,174
      Net income                                               4,130,195
      Translation (loss)                                        (303,691)
      Change in minimum
        pension liability                                          6,510
      Cash dividends paid
        ($.163 per share)                                       (847,712)

      Balance, December 31, 1996           (381,937)          37,641,476
      Net income                                               4,387,209
      Translation  (loss)                                       (867,259)
      Exercise of 35,685 stock
        options                                                  167,771
      Cash dividends paid
        ($.178 per share)                                       (929,684)

      Balance, December 31, 1997          $(381,937)         $40,399,513
                                          =========          ===========

      See accompanying notes to the consolidated financial statements.


                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
      1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Selas Corporation of America is a diversified firm with international operations and sales that engages in the design, development, engineering and manufacturing of a range of products. The Company, headquartered in Dresher, Pennsylvania with subsidiaries in Minnesota, Ohio, California, England, France, Germany and Italy (and a 50% joint venture in Japan), operates directly or through subsidiaries in three
      business segments.   Under the Selastm name, the Company designs and
      manufactures specialized industrial heat processing systems and equipment for steel,glass and other manufacturers worldwide. The Company's subsidiary, Resistance Technology, Inc. (RTI), designs and manufactures microminiature components and molded plastic parts primarily for the hearing instrument manufacturing industry worldwide and also for the electronics, telecommunications, and medical equipment industries. The Company's subsidiary, RTI Electronics, Inc., formed in 1997, manufactures heat sensitive resistors known as thermistors, used as an electronic current limiting device to protect computer installations. The Company's subsidiary, Deuer Manufacturing, Inc., manufactures spare tire holders and lifts and related products, primarily based on cable winch designs, for use principally as original equipment by the pick-up truck and minivan segment of the automotive industry.

      CONSOLIDATION - The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

      AFFILIATED COMPANIES - The Company accounts for its investment in 50% or less owned affiliates on the equity method. At December 31, 1997 and 1996 the Company owned a 50% interest in Nippon Selas Co. Ltd., Tokyo, Japan.

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

      REVENUE RECOGNITION - As long-term contracts progress, the Company records sales and cost of sales based on the percentage-of-completion method, whereby the sales value is determined by multiplying the total contract amount by the percent of costs incurred to estimated total costs. Such contract costs and expenses incurred on a progress basis at the time the sales value is recorded are charged to cost of sales. General and administrative costs are expensed as incurred. The Company provides currently for anticipated and known contract losses.
      Guarantee obligations and estimated future contract costs of services on large custom-engineered contracts are based on past experience of similar projects. Due to the nature of large custom-engineered contracts, the guarantee obligations and estimated future costs will


      1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued) vary significantly from contract to contract. Revisions in cost estimates during the progress of the work under the contracts have the effect of including in the current accounting period adjustments necessary to reflect the results indicated by the revised estimates of final cost. Sales of manufactured products not sold under long-term contracts are recorded upon shipment to the customer.

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

      EXCESS OF COST OVER NET ASSETS OF ACQUIRED SUBSIDIARIES - Goodwill represents the excess of purchase price over fair value of net assets acquired and is amortized on a straight-line basis over the expected periods to be benefited, which currently is between fifteen and forty years.

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

      DERIVATIVE FINANCIAL INSTRUMENTS - The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign currency risks. The differential to be paid or received on interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest



      1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

      DERIVATIVE FINANCIAL INSTRUMENTS - (Continued) expense. The gains and losses on foreign currency exchange contracts are deferred and recognized when the offsetting gains and losses are recognized on the related hedged items.

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

      RESEARCH AND DEVELOPMENT COSTS - Research and development costs, including supporting services, amounted to $1,527,000 in 1997, $1,404,000 in 1996 and $1,466,000 in 1995. Such costs are charged to expense when incurred.

      EARNINGS PER SHARE - In 1997, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings per Share". The adoption of SFAS 128 requires the Company to replace primary and fully diluted earnings per share with basic and diluted earnings per share. Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings. Prior year earnings per share have been restated.

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

      2.  ACQUISITION

      On February 21, 1997, the Company acquired the assets and assumed certain liabilities of Rodan Division of Ketema, Inc., a manufacturer of thermistors and thermistor assemblies used primarily as an electric current limiting device to protect computer installations. The purchase price was $4.75 million in cash and, additionally, up to a maximum of 85,000 shares of the Company's common stock tied to the operation's earnings for the twelve months ended February 28, 1998. It is currently estimated that additional shares will be issued, but less than the maximum shares allowed under the purchase agreement. This acquisition was accounted for as a purchase and the excess of the fair value of the assets (goodwill) is being amortized on a straight line basis over 15 years. In financing the acquisition, the Company increased its bank borrowings by $3.5 million. The proforma effect on operations in 1997 and 1996, assuming the acquisition was effective January 1, 1996, would not be material. See note 8 regarding borrowings.


       3.  STATEMENTS OF CASH FLOWS

      Supplemental disclosures of cash flow information:

                                       Years Ended December 31
                                   1997          1996          1995

      Interest received         $  218,061    $  283,353    $  277,888
      Interest paid             $  913,312    $1,010,092    $1,306,636
      Income taxes paid         $2,311,305    $2,179,053    $2,410,060

      During 1995, in connection with the sale of the investment in Isiglass SPA, which resulted in a gain of $172,000, the Company received notes receivable amounting to $943,000 of which $315,000 was repaid during 1995 and the remainder in 1996.





      4.  BUSINESS SEGMENT INFORMATION

      The  Company  is  engaged   in  providing  engineered  heat  processing
      equipment and services to industries throughout the world, the manufacture of precision electromechanical and plastic component parts predominantly for the hearing instrument industry and the manufacture of spare tire holders and lifts for U.S. manufacturers of original equipment for light trucks and vans. The results of operations and assets of these segments for the years ended December 31, 1997, 1996 and 1995 included in the consolidated financial statements are as follows:

      For the year ended
      December 31, 1997                            Segments

                                                       Tire Holders, Lifts
                                            Heat           and Related
                                         Processing         Products
      Operations
        Sales, net                       $62,971,797      $14,938,301
        Operating costs and expenses      59,311,804       14,114,362
        General corporate expenses, net       --               --
        Operating income                 $ 3,659,993      $   823,939
                                         ===========      ===========
        Interest expense
        Interest (income)
        Other (income) expense, net
        Income before income taxes
      Depreciation and amortization      $   511,014      $   241,708
                                         ===========      ===========
      Property, plant and equipment
        additions                        $   370,235      $   342,649
                                         ===========      ===========
      Total assets                       $42,487,156      $ 5,922,281
                                         ===========      ===========
      For the year ended
      December 31, 1997                             Segments
                                           Precision
                                         lectromechanical
                                         & Plastic Component
                                             Parts           Total
      Operations
        Sales, net                       $33,254,465      $111,164,563
        Operating costs and expenses      29,407,506       102,833,672
        General corporate expenses, net       --             1,159,409
        Operating income                 $ 3,846,959         7,171,482
                                         ===========      ===========
        Interest expense                                     1,039,524
        Interest (income)                                     (237,592)
        Other (income) expense, net                              8,385
        Income before income taxes                        $  6,361,165
                                                          ============
      Depreciation and amortization      $ 2,715,776      $  3,468,498
                                         ===========      ============
      Property, plant and equipment
        additions                        $ 2,949,899      $  3,662,783
                                         ===========      ============
      Total assets                       $33,385,627      $ 81,795,064
                                         ===========      ============



      4.  BUSINESS SEGMENT INFORMATION  (Continued)

      For the year ended
      December 31, 1996                             Segments

                                                       Tire Holders, Lifts
                                            Heat           and Related
                                         Processing         Products
      Operations
        Sales, net                       $ 62,801,105     $ 13,208,814
        Operating costs and expenses       58,696,391       13,104,340
        General corporate expenses, net       --               --
        Operating income                 $  4,104,714     $    104,474
                                         ============     ============
        Interest expense
        Interest (income)
        Other (income) expense, net
        Income before income taxes
      Depreciation and amortization      $    487,422     $    318,039
                                         ============     ============
      Property, plant and equipment
        additions                        $    504,384     $    109,940
                                         ============     ============
      Total assets                       $ 59,138,027     $  5,212,886
                                         ============     ============
      For the year ended
      December 31, 1996                          Segments
                                           Precision
                                         Electromechanical
                                         & Plastic Component
                                             Parts           Total
      Operations
        Sales, net                       $ 27,416,156     $103,426,075
        Operating costs and expenses       23,563,515       95,364,246
        General corporate expenses, net       --               539,813

        Operating income                 $  3,852,641        7,522,016
                                         ============     ============

        Interest expense                                     1,212,194
        Interest (income)                                     (297,806)
        Other (income) expense, net                             82,475
        Income before income taxes                        $  6,525,153
                                                          ============
      Depreciation and amortization      $  2,020,577     $  2,826,038
                                         ============     ============
      Property, plant and equipment
        additions                        $  2,244,842     $  2,859,166
                                         ============     ============
      Total assets                       $ 26,811,359     $ 91,162,272
                                         ============     ============




      4.  BUSINESS SEGMENT INFORMATION  (Continued)
      For the year ended
      December 31, 1995                          Segments

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
                                         ===========      ===========

      For the year ended
      December 31, 1995                           Segments

                                           Precision
                                        Electromechanical
                                       & Plastic Component
                                             Parts           Total
      Operations
        Sales, net                       $24,873,903      $71,215,413
        Operating costs and expenses      22,057,423       65,792,008
        General corporate expenses, net                       665,599

        Operating income                 $ 2,816,480        4,757,806
                                         ===========      ===========
        Interest expense                                    1,336,386
        Interest (income)                                    (339,895)
        Other (income) expense, net                            35,732

        Income before income taxes                        $ 3,725,583
                                                          ===========
      Depreciation and amortization      $ 1,872,660      $ 2,770,728
                                         ===========      ===========
      Property, plant and equipment
        additions                        $ 1,855,885      $ 2,277,075
                                         ===========      ===========
      Total assets                       $26,334,807      $67,959,520
                                         ===========      ===========





      4.  BUSINESS SEGMENT INFORMATION - (Continued)

      The geographical distribution of identifiable assets and net assets at December 31, 1997, 1996 and 1995, and income (loss) before income taxes (benefits) for the years then ended is set forth below:
                                                            Income (loss)
                          Identifiable          Net         before taxes
                             assets           assets         (benefits)


                                               1997

      United States   . . $58,660,565       $36,634,141     $ 5,422,777
      Europe          . .  28,744,894         3,765,372         938,388
      Eliminations    . .  (5,610,395)          --               --
      Consolidated    . . $81,795,064       $40,399,513     $ 6,361,165
                          ===========       ===========     ===========

                                               1996

      United States   . . $ 53,007,230      $ 33,751,368    $ 5,509,966
      Europe          . .   44,315,117         3,890,108      1,015,187
      Eliminations    . .   (6,160,075)          --             --
      Consolidated    . . $ 91,162,272      $ 37,641,476    $ 6,525,153
                          ============      ============    ===========



                                               1995

      United States   . . $49,813,578       $30,974,151     $ 5,454,734
      Europe          . .  24,759,046         3,682,023      (1,729,151)
      Eliminations    . .  (6,613,104)          --              --
      Consolidated    . . $67,959,520       $34,656,174     $ 3,725,583
                          ===========       ===========     ===========








      4.  BUSINESS SEGMENT INFORMATION - (Continued)

      Net sales by geographic area for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                     Transfers
                                 Sales to            between
                               unaffiliated         geographic
                                customers             areas


                                            1997

      United States  . . .     $ 70,564,577 (a)    $ 1,815,241
      Europe         . . .       40,599,986 (b)      4,465,277
      Eliminations   . . .          --              (6,280,518)
      Consolidated   . . .     $111,164,563        $     --
                               ============        ===========


                                            1996

      United States   . . .    $ 59,922,640 (a)    $ 1,420,690
      Europe          . . .      43,503,435 (b)        314,027
      Eliminations    . . .         --              (1,734,717)
      Consolidated    . . .    $103,426,075        $     --
                               ============        ===========
                                            1995

      United States   . . .    $ 50,387,079 (a)    $ 1,767,546
      Europe          . . .      20,828,334 (b)      1,054,656
      Eliminations    . . .         --              (2,822,202)
      Consolidated    . . .    $ 71,215,413        $     --
                               ============        ===========



      (a) Includes export sales of approximately $15,511,000 in 1997, $15,026,000 in 1996 and $16,480,000 in 1995,
          principally to Europe, Asia, Canada and South America.

      (b) Includes export sales of approximately $38,798,000 in 1997, $40,549,000 in 1996 and $9,034,000 in 1995, principally to Austria, the United States, Asia and Turkey.

      Transfers between geographic areas are recorded at amounts which approximate prevailing selling prices.

      Consolidated net sales in 1997 include approximately $34,719,000 or 31% from contracts with two customers executed by the Company's heat processing group. Due to the nature of the Company's engineered systems products, one contract may account for a large percentage of sales in a particular period; however, the Company is not dependent on any one engineered systems customer on an ongoing basis.
      Approximately $51,780,000 of consolidated net sales were attributable to customers in the steel industry.





      4.  BUSINESS SEGMENT INFORMATION - (Continued)

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

      5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1997 and 1996. FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                      1997                     1996
                              Carrying       Fair       Carrying     Fair
                               Amount       Value       Amount        Value


      Financial assets
        Cash, including cash
          equivalents . . . .$ 3,034,903 $ 3,034,903  $ 8,343,820  $ 8,343,820
        Accounts and notes
          receivables . . . . 30,931,625  30,931,625   41,660,153   41,609,153

      Financial liabilities
        Notes payable . . . .    975,804     975,804      583,767      583,767
        Trade accounts
          payables. . . . . . 14,336,607  14,336,607   20,169,143   20,169,143
        Customer advance
          payments on
          contracts . . . . .    902,592     902,592    4,854,880    4,854,880
        Other accrued
          liabilities . . . .  6,851,846   6,851,846   10,758,185   10,758,185

        Long-term debt. . . .  9,633,543   9,419,381    9,108,423    8,923,577

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







      5.  FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)

      Accounts and notes receivable long-term in 1996: The fair value of the receivables is determined as the present value of expected future cash flows discounted at a rate of 6%.

      Long-term debt: The fair value of the Company's long-term debt is estimated by discounting the future cash flows of each instrument at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company's bankers.

      See note 9 regarding the fair value of derivative financial instruments.

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


      6.  INVENTORIES

      Inventories consist of the following:

                                                       Finished
                            Raw         Work-in-     products and
         December 31      materials     process      components     Total

      1997
      Domestic . . . . .  $2,936,574   $2,036,831   $3,971,429   $8,944,834
      Foreign  . . . . .     117,970      685,133      251,203    1,054,306
        Total  . . . . .  $3,054,544   $2,721,964   $4,222,632   $9,999,140
                          ==========   ==========   ==========   ==========

      1996
      Domestic . . . . .  $2,431,182   $1,731,479   $3,849,215   $8,011,876
      Foreign  . . . . .     170,745       17,892      233,009      421,646
        Total  . . . . .  $2,601,927   $1,749,371   $4,082,224   $8,433,522
                          ==========   ==========   ==========   ==========


      7.  LONG-TERM CONTRACTS AND RECEIVABLES

      Accounts and notes receivable at December 31, 1997 and 1996 include the following elements from long-term contracts:

                                              1997            1996

      Amounts billed . . . . . . . . .    $14,236,348     $21,721,085
      Retainage, due upon completion .        715,924       2,179,825
      Unbilled receivables . . . . . .      6,574,392       7,782,606
        Total  . . . . . . . . . . . .    $21,526,664     $31,683,516
                                          ===========     ===========

      The balances billed but not paid by customers, pursuant to retainage provisions included in long-term contracts, will be due upon completion of the contracts and acceptance by the customer. The retainage balances at December 31, 1997 are anticipated to be collected in 1998.

      The unbilled receivables are comprised principally of amounts of revenue recognized on contracts (on the percentage-of-completion method) for which billings had not been presented to the customers because the amounts were not billable under the contract terms at the balance sheet date. In accordance with the contract terms the unbilled receivables at December 31, 1997 will be billed in 1998.

      Inventories include costs relating to long-term sales contracts of $187,666 and $140,611 at December 31, 1997 and 1996, respectively.

      At December 31, 1997 and 1996, the Company had $1,799,128 and $1,283,201, respectively, of trade accounts receivable due from major U.S. automotive manufacturers. At December 31, 1997 and 1996, the Company had $2,685,219 and $2,722,501, respectively, of trade accounts receivable due from hearing aid manufacturers. The Company also had $19,803,826 and $28,512,481 at December 31, 1997 and 1996,
      respectively, in currently billed and unbilled receivables from long-term contracts for customers in the steel industry in North America and Europe.




      8.  NOTES PAYABLE AND LONG-TERM DEBT
      NOTES PAYABLE

      Notes payable at December 31, 1997 and 1996 are summarized below:

                                             1997            1996
      Notes payable:

        Short term borrowings,
         European banks                   $  975,804      $   583,767
                                          ==========      ===========

      Consolidated European subsidiaries have working capital credit arrangements with European banks aggregating $8,762,000. Of this amount, $1,883,000 may be used to borrow funds for working capital or guarantee customer advance payments on contracts. The remaining $6,879,000 may be used only for guaranteeing customer advance payments, of which $2,058,000 was utilized at December 31, 1997 at interest rates ranging from .65% to .75%. At December 31, 1997 the Company's European subsidiaries had borrowings of $975,804, which bear interest at annual rates ranging from 5% to 13%. These credit arrangements have no expiration dates and are guaranteed by the Company.

      The maximum amounts of short-term borrowings and bank guarantees at any month end were $15,002,000 in 1997, $21,954,000 in 1996 and $6,030,000 in 1995. The average short-term borrowings and bank guarantees outstanding during 1997, 1996 and 1995 amounted to $8,498,000, $10,636,000 and $4,389,000, respectively. The average short-term interest rates in 1997, 1996 and 1995 for outstanding borrowings were 9%, 11% and 9%, respectively.

      LONG-TERM DEBT

      Long-term debt at December 31, 1997 and 1996 is summarized below:

                                              1997           1996
      Long-term debt:
        Term loans, Domestic banks        $ 6,870,024     $ 5,891,669
        Term loans, European banks and
          government agency                 1,697,171       2,289,262
        Mortgage notes                        917,606         927,492
        Other borrowings                      148,742          --
                                            9,633,543       9,108,423
        Less:  current maturities           2,618,463       2,271,830

                                          $ 7,015,080     $ 6,836,593
                                          ===========     ===========

      On February 20, 1997, the Company amended its existing domestic term loan agreement with a commercial bank to increase its borrowings by $3.5 million to purchase the assets of the Rodan Division of Ketema through its wholly-owned subsidiary, RTI Electronics. See note 2 regarding the acquisition. Under the terms of the amended agreement, principal amounts are repayable over the next five years on a monthly basis with aggregate principal payments of $700,000 per year. Borrowings under this amended agreement bear interest at a rate of 1.5% above the London Inter-Bank Offered Rate (LIBOR) (7.46% at December 31,
      1997) payable monthly. The previous borrowings under the amended agreement were unchanged as principal amounts are repayable over the next three years on a monthly basis with aggregate principal payments of $1,650,000 per




      8. NOTES PAYABLE AND LONG-TERM DEBT - (Continued) year. Additional payments of principal are required depending upon the annual earnings of the Company's domestic operations and as a result of this requirement, the Company made an additional principal payment of $288,312 in 1997 based upon the Company's 1996 domestic earnings. No payment is required in 1998. At December 31, 1997, these borrowings under the credit agreement bore interest, payable monthly, at a fixed interest rate of 6-3/4%. The credit agreement is subject to a prepayment penalty of 3%, to the extent the loan is paid off with additional borrowings.

      The Company and its domestic subsidiaries entered into revolving credit loan facilities under which borrowings or letters of credit aggregating $3,500,000 could be outstanding at any one time. At December 31, 1997, there were no borrowings under the revolving credit loan facility. Borrowings under the facility bear interest at a rate of 1.5% above the London Inter-Bank Offered Rate (LIBOR) and a commitment fee of 1/4% per annum is payable on the unborrowed portion of the line. The credit facility expires on June 1, 1998.

      The credit agreement and revolving credit loan facilities are secured by the Company's domestic assets, except RTI's land and building which is pledged under a separate agreement, and the Company's domestic subsidiaries' stock. The agreements contain restrictive covenants regarding the payment of cash dividends, maintenance of working capital, net worth, and shareholders' equity, along with the maintenance of certain financial ratios. The Company and its domestic subsidiaries are required to maintain consolidated tangible capital funds of approximately $21.1 million through December 31, 1997 consisting of shareholders' equity, plus subordinated debt, less intangible assets, increased annually after December 31, 1997 by 60% of net income and contributions to capital. At December 31, 1997, the Company exceeded the amount required to satisfy this covenant in the loan agreement by $3.3 million.

      The Company's French subsidiary, Selas S.A., financed its premises outside of Paris with bank borrowings maturing August 31, 2006 with required quarterly installments of principal of $49,917 (FF 300,000). The loan carries interest payable quarterly at the Paris Interbank Offered Rate (PIBOR) plus .7% (4.4% at December 31, 1997). The loan balances as of December 31, 1997 and 1996 were $1,697,171 (FF 10,200,000) and $2,196,532 (FF 11,400,000), respectively. This loan can be prepaid, subject to a premium of 3% of the amount prepaid. The debt is secured by the land and building of Selas S.A. The subsidiary also had a term loan with a French government agency which was non-interest bearing and paid in 1997. The loan balance as of December 31, 1996 was $92,730 (FF 481,268).

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





      8.  NOTES PAYABLE AND LONG-TERM DEBT - (Continued)

      The aggregate maturities of long-term debt for the five years ending December 31, 2002 and thereafter are as follows:
      Years ending December 31,           Aggregate Maturity

      1998 . . . . . . . . . . . . . .      $  2,618,463
      1999 . . . . . . . . . . . . . .         3,516,302
      2000 . . . . . . . . . . . . . .         1,583,941
      2001 . . . . . . . . . . . . . .           899,667
      2002 . . . . . . . . . . . . . .           316,334
      2003 and thereafter  . . . . . .           698,836
                                            $  9,633,543
                                          ==============

      9.  DERIVATIVE FINANCIAL INSTRUMENTS

      Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At December 31, 1997, the Company's French subsidiary was a party to one interest rate swap agreement. The interest rate swap agreement is with major European financial institutions having a total notional amount of $2.3 million at December 31, 1997. The notional amount will decrease consistent with the terms of the related long-term debt agreement. The swap agreement requires fixed interest payments based on an effective rate of 8.55% for the remaining term through May, 2006. The subsidiary continually monitors its position and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties. Additional interest incurred during 1997, 1996 and 1995 in connection with the swap agreement amounted to $95,584, $101,738 and $65,175, respectively.

      The fair value of the interest rate swap agreement was $2.2 million at December 31, 1997. The fair value of this financial instrument (used for hedging purposes) represents the aggregate replacement cost based on financial institution quotes. The Company is exposed to market risks from changes in interest rates and fluctuations in foreign exchange rates.







       10.  OTHER ACCRUED LIABILITIES

      Other accrued liabilities at December 31, 1997 and 1996 are as follows:

                                              1997            1996

      Salaries, wages and commissions . $ 2,825,558 $ 3,591,356 Taxes, including payroll withholdings and VAT,
        excluding income taxes              2,217,951       5,594,441
      Accrued pension costs                   662,433         532,582
      Accrued professional fees               541,967         432,207
      Accrued insurance                       218,392         377,478
      Other                                   385,545         230,121
                                          $ 6,851,846     $10,758,185
                                          ===========     ===========

      11.  DOMESTIC AND FOREIGN INCOME TAXES

      Domestic and foreign income taxes (benefits) are comprised as follows:

                                     Years Ended December 31
                                 1997           1996           1995
      Current
        Federal   . .       $ 2,222,160     $ 2,168,819    $ 1,901,334
        State     . .           197,799         454,367        255,666
        Foreign   . .           237,612         490,707       (623,004)

                              2,657,571       3,113,893      1,533,996

      Deferred
        Federal   . .          (543,436)       (552,526)      (251,078)
        State     . .          (130,176)        (61,116)        36,400
        Foreign   . .           (10,003)       (105,293)       106,241

                               (683,615)       (718,935)      (108,437)

      Income taxes  . .     $ 1,973,956     $ 2,394,958    $ 1,425,559
                            ============    ===========    ===========

      Income (loss) before income taxes is as follows:

        Foreign   . .       $   938,388     $ 1,015,187    $(1,729,151)
        Domestic  . .         5,422,777       5,509,966      5,454,734

                            $ 6,361,165     $ 6,525,153    $ 3,725,583
                            ============    ===========    ===========




      11.  DOMESTIC AND FOREIGN INCOME TAXES - (Continued)

      The following is a reconciliation of the statutory federal income tax rate to the effective tax rate based on income (loss):

                                      Years Ended December 31
                                    1997           1996        1995
      Tax provision at statutory
        rate  . . . . . . .       34.0%           34.0%       34.0%
      Net foreign operating loss
        carryforwards . . .       (1.5)            0.3         4.9
      Effect of foreign tax
        rates . . . . . . .         --             1.8        (5.2)
      State taxes net of
        federal benefit . .        0.7             4.0         5.5
      Tax benefits related to
        export sales    . .       (3.2)           (2.7)       (3.4)
      Other . . . . . . . .        1.0            (0.7)        2.5

      Domestic and foreign
        income tax rate  . .      31.0%           36.7%       38.3%
                                  =====           =====       =====


      The significant components of deferred income taxes (benefits) for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                               Years Ended December 31
                                         1997          1996           1995

        Deferred income tax (benefit) $ (38,853)    $(342,743)     $(604,443)
        Increase (decrease) in beginning
          -of-the-year balance of the
          valuation allowance for
          deferred tax assets          (618,613)     (369,868)       481,525
        Other                           (26,149)       (6,324)        14,481
                                      $(683,615)    $(718,935)     $(108,437)
                                      =========     =========      =========





      11.  DOMESTIC AND FOREIGN INCOME TAXES - (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December
      31, 1997 and 1996 are presented below:

      DEFERRED TAX ASSETS:                             1997           1996

        Postretirement benefit obligations          $1,274,049     $1,284,333
        Net operating loss carryforwards               849,669      1,372,575
        State income taxes                             463,220        374,689
        Guarantee obligations and estimated future
          costs of service accruals                    895,034        528,586
        Employee pension plan obligations              208,155        181,078
        Compensated absences, principally due to
          accrual for financial reporting purposes     290,209        273,910
        Other                                          836,411        624,765

          Total gross deferred tax assets            4,816,747      4,639,936
          Less:  valuation allowance                 1,696,824      2,315,437

          Net deferred tax assets                    3,119,923      2,324,499

      Deferred tax liabilities:

        Plant and equipment, principally due
          to differences in depreciation and
          capitalized interest                       1,219,890      1,152,692

        Other                                          275,046        204,284
          Total gross deferred tax liabilities       1,494,936      1,356,976

          Net deferred tax assets                   $1,624,987     $  967,523
                                                    ==========     ==========


      Domestic and foreign deferred taxes are comprised as follows:

      December 31, 1997     Federal      State        Foreign        Total

      Current deferred
        asset            $1,847,390    $  400,228    $ 592,805     $2,840,423
      Non-current deferred
        (liability)        (729,294)      (67,029)    (419,113)
      (1,215,436)

      Net deferred tax
        asset            $1,118,096    $  333,199    $ 173,692     $1,624,987
                         ==========    ==========    =========     ==========


      December 31, 1996   Federal        State        Foreign         Total

      Current deferred
        asset            $1,260,593    $ 311,697     $ 479,290     $2,051,580
      Non-current deferred
        (liability)        (734,607)     (60,001)     (289,449)    (1,084,057)

      Net deferred tax
        asset            $  525,986    $ 251,696     $ 189,841     $  967,523
                         ==========    =========     =========     ==========







      11.  DOMESTIC AND FOREIGN INCOME TAXES - (Continued)

      At December 31, 1997, the Company had $286,021 of income tax receivable included in accounts and notes receivable.

      The valuation allowance for deferred tax assets as of January 1, 1997 was $2,315,437. The net change in the total valuation allowance for the year ended December 31, 1997 was a decrease of $618,613. Subsequently recognized tax benefits relating to the valuation allowance for deferred tax assets will be reported in the consolidated statement of operations.

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 1997.

      At December 31, 1997 the Company has net operating loss carryforwards for foreign income tax purposes of $2,614,435 of which $479,212 expire in 1998 and $2,135,223 have no expiration date and are available to offset future foreign taxable income.

      No provision has been made for United States income tax which may be payable on undistributed income of the Company's foreign subsidiaries since it is the Company's intention to reinvest the unremitted earnings. Furthermore, based on current federal income tax laws, the federal income tax on future dividends will be offset by foreign tax credits in certain instances. At December 31, 1997, the Company has not recognized a deferred tax liability of approximately $1,906,000 on undistributed retained earnings of such subsidiaries of $5,606,000.





      12. EMPLOYEE BENEFIT PLANS

      The parent Company has two defined benefit pension plans. One covers salaried employees and is a career average compensation plan. The other plan covers hourly employees and is based on a fixed benefit and years of credited service. Pension costs are determined by independent actuaries and include current service costs and the amortization of past service costs. The Company makes annual contributions to the plans in conformity with ERISA funding requirements.
      The following table sets forth the plans' funded status and amounts recognized in the Company's statements of financial position at December 31,
      1997 and 1996:


                                               December 31, 1997
                                              Union        Salaried
                                              Plan           Plan
      Actuarial present value of benefit
        obligations:
      Vested benefit obligation            $(2,501,638)   $(2,062,156)
                                            ===========    ===========

      Accumulated benefit obligation       $(2,536,246)   $(2,086,259)
                                            ===========    ===========
      Projected benefit obligation for
        service rendered to date           $(2,536,246)   $(2,318,561)

      Plan assets at contract or fair value,
        including insurance contracts
        and various common trust fund
        investments                          1,900,305      2,225,258

      Projected benefit obligation (in ex-
        cess of) plan assets                  (635,941)       (93,303)
      Unrecognized prior service costs          20,629          6,154
      Unrecognized net (gain) or loss         (129,022)        53,897
      Unrecognized net obligation at
        January 1, 1986 being recognized
        over 15 years                          165,366          --
      Accrued pension cost liability included
        in current liabilities before
        adjustment of additional minimum
        liability                             (578,968)       (33,252)
      Adjustment required to recognize
        additional minimum liability           (56,973)         --
      Accrued pension cost after adjust-
        ment of additional minimum liability
        at December 31, 1997 and 1996      $  (635,941)   $   (33,252)
                                            ===========    ===========

      As of December 31, 1997, the Company has recognized the additional minimum liability of $56,973 and an intangible asset of $56,973.





                                               December 31, 1996
                                              Union        Salaried
                                              Plan           Plan
      Actuarial present value of benefit
        obligations:
      Vested benefit obligation            $(2,498,941)   $(1,754,530)
                                            ===========    ===========

      Accumulated benefit obligation       $(2,528,777)   $(1,797,321)
                                            ===========    ===========
      Projected benefit obligation for
        service rendered to date           $(2,528,777)   $(2,019,916)

      Plan assets at contract or fair value,
        including insurance contracts
        and various common trust fund
        investments                          1,714,493      1,932,219

      Projected benefit obligation (in ex-
        cess of) plan assets                  (814,284)       (87,697)
      Unrecognized prior service costs          29,348          7,862
      Unrecognized net (gain) or loss          (24,775)       136,477
      Unrecognized net obligation at
        January 1, 1986 being recognized
        over 15 years                          220,487         --
      Accrued pension cost liability included
        in current liabilities before
        adjustment of additional minimum
        liability                             (589,224)        56,642
      Adjustment required to recognize
        additional minimum liability          (225,060)        --
      Accrued pension cost after adjust-
        ment of additional minimum liability
        at December 31, 1997 and 1996      $  (814,284)   $    56,642
                                           ===========    ===========

      As of December 31, 1997, the Company has recognized the additional minimum liability of $56,973 and an intangible asset of $56,973.








      12.  EMPLOYEE BENEFIT PLANS- (Continued)


      Net periodic pension cost for these plans for the years 1997, 1996 and 1995 included the following components:

                                            Years Ended December 31
                                           1997        1996          1995

      Service cost - benefits
        earned during the period        $ 182,973   $ 187,955    $ 160,038

      Interest cost on projected
        benefit obligation                319,109     306,788      304,065

      Actual return on assets            (640,938)   (419,872)    (638,756)

      Net amortization and deferral       420,506     228,214      497,947

      Net periodic pension cost         $ 281,650   $ 303,085    $ 323,294
                                        =========   =========    =========

      The discount rate used to determine the projected benefit obligation for both the salaried and union plans was 7% for 1997 and 7.25% for 1996 and 1995.

      The projected benefit obligation was determined by using an assumed rate of increase in compensation levels of 5% for 1997, 1996 and 1995 for the salaried plan. The expected long-term rate of return on assets for both plans was 8%.

      The Company's French subsidiary is obligated to contribute to an employee profit sharing plan under which annual contributions are determined on the basis of a prescribed formula using capitalization, salaries and certain revenues. Amounts are paid into a bank trust fund the year following the contribution calculation. Profit sharing expense for 1997, 1996 and 1995 was $0, $96,970, and $0, respectively.

      The Company has defined contribution plans for most of its domestic employees not covered by collective bargaining agreements. Under these plans, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plans. The Company contribution to these plans for 1997, 1996 and 1995 was $362,292, $288,556 and
      $273,675, respectively.





      12.  EMPLOYEE BENEFIT PLANS- (Continued)


      The Company provides postretirement medical benefits to certain domestic full-time employees who meet minimum age and service requirements. The Company's policy is to pay the cost of these postretirement benefits when required on a cash basis. The Company also has provided certain foreign employees with retirement related benefits.

      The following table presents the amounts recognized in the Company's consolidated balance sheet at December 31, 1997 and 1996 for postretirement medical benefits:

      Accrued postretirement medical benefits:


                                                      December 31
      Accumulated postretirement medical
      benefit obligation                          1997            1996

        Retirees                              $1,827,874      $ 1,922,719
        Fully eligible active plan
          participants                           562,603          515,701
        Other active plan participants           410,574          345,098
                                               2,801,051        2,783,518
      Unrecognized net gain                      489,686          533,423

        Accrued postretirement medical
        benefit cost                          $3,290,737      $ 3,316,941
                                              ===========     ===========

      Accrued postretirement medical benefit costs are classified as other postretirement benefit obligations as of December 31, 1997 and 1996.

      Net periodic postretirement medical benefit costs for 1997, 1996 and 1995 include the following components:

                                          Years Ended December 31
                                      1997          1996          1995

        Service cost               $ 27,707      $ 25,834      $ 20,210
        Interest cost               192,610       194,081       206,227
        Net gain                    (18,702)      (18,171)      (33,660)

        Net periodic postretirement
          medical benefit cost     $201,615      $201,744      $192,777
                                   ========      ========      ========


      12.  EMPLOYEE BENEFIT PLANS - (Continued)


      For measurement purposes, a 11% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1997; the rate was assumed to decrease gradually to 6% by the year 2006 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement medical benefit obligation as of December 31, 1997 by $244,000 and the aggregate of the service and interest cost components of net periodic postretirement medical benefit cost for the year ended December 31, 1997 by $17,500.

      The weighted-average discount rate used in determining the accumulated postretirement medical benefit obligation at December 31, 1997 and 1996 was 7.25%.

      The Company provides retirement related benefits to a former employee, and to certain foreign subsidiary employees in accordance with industry-wide collective labor agreements. The liabilities established for these benefits at December 31, 1997 and 1996 were $733,480 and $742,831, respectively, and are classified as other postretirement benefit obligations as of December 31, 1997 and 1996.

      13.  CURRENCY TRANSLATION ADJUSTMENTS

      All assets and liabilities of foreign operations are translated into U.S. dollars at prevailing rates of exchange in effect at the balance sheet date. Revenues and expenses are translated using average rates of exchange for the year. The functional currency of the Company's foreign operations is the currency of the country in which the entity resides; such currencies are the French franc, German mark, Italian lira and Japanese yen. Adjustments resulting from the process of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as a separate component of shareholders' equity, net of tax where appropriate. Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of operations as incurred. Foreign currency transaction gains (losses) included in the statement of operations for 1997, 1996 and 1995 were $13,819, $(8,200) and $(123,419), respectively.

      14.   COMMON STOCK AND STOCK OPTIONS

      On April 22, 1997, the Board of Directors declared a three-for-two split of the Company's stock, pursuant to which 1,737,510 shares were issued. Shareholders of record on June 10, 1997 received one additional share for each two common shares held. The effect of this transaction was to reduce additional paid-in capital by $1,737,510 with a corresponding increase in common stock which has been retroactively recorded. All common share data in these financial statements and notes have been adjusted to reflect this transaction.

      Under the Company's 1985 and 1994 Stock Option Plans, options to an aggregate of 900,000 shares of common stock may be granted to certain officers and key employees at no less than 100% of the fair market value at the date of grant. All options are exercisable until the earlier of termination pursuant to the plans or ten years from date of grant.
       14.   COMMON STOCK AND STOCK OPTIONS (Continued)

      At December 31, 1997, there were 312,000 additional shares available for grant under the 1994 plan. The per share weighted-average fair value of stock options granted during 1995 was $3.23 on the date of grant using the Black Scholes option-pricing model with the following weighted-average assumptions: 1995 - expected dividend yield 2.1%; risk free interest rate of 5.58%; expected life of 6 years and expected volatility of the stock over the life of the options which is based on the past 6 years of the stock's activity.

      The Company applies APB Opinion No. 25 in accounting for its Plans, and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date of its stock options under SFAS No. 123, the Company's net income would have been reduced to the proforma amount indicated below:

                                       1997          1996          1995
      Net income as reported        $4,387,209    $4,130,195    $2,300,024
      Net income proforma           $4,346,245    $4,092,615    $2,263,394
      Basic earnings per share as
        reported                          $.84          $.80          $.44
      Basic earnings per share
        proforma                          $.83          $.79          $.44

      No options were granted in 1997 and 1996. Proforma net income reflects options granted in 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net income amounts presented above because compensation cost is reflected over the options vesting period of 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.

      Stock option activity during the periods indicated is as follows:

                                             Number of      Weighted-average
                                              Shares      Exercise Price

      Outstanding at January 1, 1995            310,988        $  7.81
        Options exercised                        (7,500)          3.77
        Options granted                         138,000           5.35

      Outstanding at December 31, 1995          441,488        $  7.11
        Options forfeited                       (22,500)          9.33

      Outstanding at December 31, 1996          418,988        $  6.99
        Options exercised                       (35,700)          4.35

      Outstanding at December 31, 1997          383,288        $  7.24
                                                =======

      At December 31, 1997, the range of exercise prices were $3.77-$11.42 and weighted-average remaining contractual life of outstanding options was 5.4 years.

      At December 31, 1997 and 1996, the number of options exercisable was 279,158 and 269,588, respectively and the weighted average price of these options were $ 7.73 and $ 7.71, respectively.





      15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)
      The following is a tabulation of unaudited quarterly results of operations.


      1997                    First        Second
                             Quarter      Quarter

      Net sales . . . . . .$30,905,000   $27,101,000
                           ===========   ===========

      Gross profit  . . . .$ 6,445,000   $ 6,483,000
                           ===========   ===========

      Net income    . . . .$ 1,162,000   $ 1,379,000
                           ===========   ===========

      Earnings
        per common and common
        equivalent share

          Basic                   $.22          $.26
                           ===========   ===========

          Diluted                 $.22          $.26
                           ===========   ===========


      1997                   Third          Fourth
                             Quarter       Quarter

      Net sales . . . . . .$28,328,000   $24,830,000
                           ===========   ===========

      Gross profit  . . . .$ 5,475,000   $ 5,058,000
                           ===========   ===========

      Net income    . . . .$ 1,139,000   $   707,000
                           ===========   ===========

      Earnings
        per common and common
        equivalent share

          Basic                   $.22          $.14
                           ===========   ===========

          Diluted                 $.21          $.13
                           ===========   ===========




       1996                   First        Second
                             Quarter       Quarter

      Net sales . . . . . .$18,571,000   $25,460,000
                           ===========   ===========

      Gross profit  . . . .$ 4,728,000   $ 5,292,000
                           ===========   ===========

      Net income  . . . . .$   574,000   $   807,000
                           ===========   ===========

      Earnings
        per common and
        common equivalent
        share

          Basic                  $ .11         $ .16
                           ===========   ===========

          Diluted                $ .11         $ .15
                           ===========   ===========


      1996                   Third          Fourth
                             Quarter       Quarter

      Net sales . . . . . .$29,724,000   $29,671,000
                           ===========   ===========

      Gross profit  . . . .$ 5,984,000   $ 6,552,000
                           ===========   ===========

      Net income  . . . . .$ 1,340,000   $ 1,409,000
                           ===========   ===========

      Earnings
        per common and
        common equivalent
        share

          Basic                  $ .26         $ .27
                           ===========   ===========

          Diluted                $ .25         $ .26
                           ===========   ===========



      16.  EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:
                                              1997
                                 Income        Shares     Per Share
                                Numerator    Denominator   Amount
      Basic Earnings Per Share
      Income available to
        common shareholders     $4,387,209    5,213,124    $0.84
                                                           =====
      Effect of Dilutive Securities
      Stock options                             141,063
      Earnings contingency                          791

      Diluted Earnings Per Share
      Income available to common
        shareholders plus assumed
        conversions             $4,387,209    5,354,978    $0.82
                                ================================

                                              1996
                                Income        Shares     Per Share
                                Numerator    Denominator  Amount
      Basic Earnings Per Share
      Income available to
        common shareholders     4,130,195     5,190,075    $0.80
                                                           ====
      Effect of Dilutive Securities
      Stock options                              81,884
      Earnings contingency                         --

      Diluted Earnings Per Share
      Income available to common
        shareholders plus assumed
        conversions             $4,130,195    5,271,959    $0.78
                                ================================

                                              1995
                                 Income        Shares       Per Share
                                Numerator    Denominator    Amount

      Basic Earnings Per Share
      Income available to
        common shareholders     $2,300,024    5,189,048    $0.44
                                                           =====
      Effect of Dilutive Securities
      Stock options                              13,363
      Earnings contingency                        --

      Diluted Earnings Per Share
      Income available to common
        shareholders plus assumed
        conversions             $2,300,024    5,202,411    $0.44
                                ================================

      For additional disclosures regarding the earnings contingency and stock options, see notes 2 and 14, respectively.


      17.  CONTINGENCIES AND COMMITMENTS
      The Company is a defendant along with a number of other parties in approximately 215 lawsuits as of December 31, 1997 (155 as of December 31, 1996) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The Company is also one of approximately 500 defendants in a class action on behalf of approximately 2,700 present or former employees of a Texas steel mill alleging that products supplied by the defendants created a poisonous atmosphere that caused unspecified physical harm. These cases are being defended by one or more of the Company's insurance carriers presently known to be "at risk." Through October 1993, the legal costs of defense of the asbestos and steel mill cases were shared among the insurance carriers (92%) and the Company (8%). The lead insurance carrier settled a number of the cases in 1993 and requested that the Company pay a portion of the settlement amount. The Company declined to do so because no such payment is required by the express terms of the policies. The lead carrier then purported in October 1993 to abrogate the arrangement under which the defense costs had been shared, and the Company responded by tendering all of the cases to the lead carrier and demanding that the lead carrier honor its obligations under its policies to pay 100% of the costs of defense and 100% of all settlements and judgments up to the policy limits. The lead carrier has settled approximately 11 and 17 claims in 1997 and 1996, respectively, with no request for the Company to participate in any settlement. The lead carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management is of the opinion that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

      In 1995, a dispute which was submitted to arbitration, arose under a contract between a customer and a subsidiary of the Company. Substantial claims were asserted against the subsidiary Company under the terms of the contract. The Company recorded revenue of approximately $1,400,000 in 1994 and has an uncollected receivable of $140,000. The Company believes that the disposition of this claim will not materially affect the Company's consolidated financial position or results of operations.

      The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not


      17.  CONTINGENCIES AND COMMITMENTS (Continued

      materially  affect  the  Company's  consolidated   financial  position,
      liquidity, or results of operations.

      Total rent expense for 1997, 1996 and 1995 under leases pertaining primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more, aggregated $873,000, $904,000 and $846,000, respectively. Remaining rentals payable under such leases are as follows: 1998 - $746,000; 1999 - $715,000; 2000 - $656,000; 2001 - $536,000; 2002 - $453,000.

      18.  RELATED-PARTY TRANSACTIONS

      One of the Company's subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total rent expense incurred under the lease was approximately $330,000 for 1997, $373,000 for 1996 and $485,000 for 1995. Annual lease commitments approximate $330,000 through December, 1998.

      19.  SUBSEQUENT EVENTS

      In February, 1998, the Company acquired the stock of CFR, a Paris, France, firm in the engineered industrial furnace business. The principal market served by CFR is engineered batch and continuous furnaces for heat treating both ferrous and non-ferrous metals, along with supplying furnaces for the hardening and etching of glass and ceramic tableware. CFR had sales for the year ended December 31, 1997 of 107.5 million French francs (FF) or approximately $18.3 million (unaudited). The purchase price was 15 million FF or approximately $2.5 million which was paid for by additional bank borrowings of 15 million FF at a fixed rate of 5.65% for 5 years.

      In September, 1997, the Company entered into an agreement to acquire MRL Industries, Inc., Sonora, CA, a manufacturer of furnaces and furnace components used in the semiconductor manufacturing process, for $16,750,000 of the Company's Common Shares in a merger to be accounted for as a pooling of interests. The acquisition was subject to customary conditions, including due diligence and shareholder approval by both parties. On February 26, 1998 the parties announced they had mutually agreed to terminate the acquisition agreement as a result of a number of unresolved issues between the parties. The Company incurred costs of approximately $0.4 million in 1997 in connection with this proposed transaction.









      REPORT OF INDEPENDENT AUDITORS



      The Board of Directors and Shareholders
      Selas Corporation of America:

      We have audited the accompanying consolidated balance sheets of Selas Corporation of America and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selas Corporation of America and subsidiaries at December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.






                                         KPMG PEAT MARWICK LLP


      Philadelphia, Pennsylvania
      February 26, 1998


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


      Resistance Technology GmbH                Germany
      Vertrieb von Elecktronikteilen


      Resistance Technology, Inc.               Minnesota


      RTI Electronics, Inc.                     Delaware


      Selas S.A.                                France


      Selas Italiana, S.A.                      Italy


      Selas Engineering UK Ltd.                 England


      Selas Waermetechnik, GmbH                 Germany





                                                           EXHIBIT 23




                          SELAS CORPORATION OF AMERICA

                                   Exhibit 23

                         Consent of Independent Auditors







      The Board of Directors
      Selas Corporation of America:


      We consent to the incorporation by reference in the Registration Statements No. 33-33712 on Form S-3, No. 33-35802 on Form S-8, and No. 333-16377 on Form S-8, of Selas Corporation of America and subsidiaries of our reports dated February 26, 1998 relating to the consolidated balance sheets of Selas Corporation of America and subsidiaries as of December 31, 1997 and 1996 and the related consolidated statements of operations, shareholders' equity, and cash flows and related financial statement schedules for each of the years in the three-year period ended December 31, 1997, which reports are included in or incorporated by reference in the December 31, 1997 annual report on Form 10-K of Selas Corporation of America.






                                           KPMG Peat Marwick LLP



      Philadelphia, Pennsylvania
      March 20, 1998




                                                        EXHIBIT 24




                             POWER OF ATTORNEY



                KNOW ALL MEN BY THESE PRESENTS that the undersigned does hereby consent and appoint Stephen F. Ryan and Robert W. Ross, or either of them, his attorney to do any and all acts, including the execution of documents, which said attorneys, or either of them, may deem necessary or advisable to enable Selas Corporation of America (the "Company") to comply with the Securities Exchange Act of 1934, as amended, and the rules, regulations and requirements of the Securities and Exchange Commission, in connection with the filing under said Act of an annual report of the Company on Form 10-K for the year ended December 31, 1997, including the power and authority to sign in the name and on behalf of the undersigned, in any and all capacities in which the signature of the undersigned would be appropriate, such annual report and any and all amendments thereto and generally to do and perform all things necessary to be done in the premises as fully and effectually in all respects as the undersigned could do if personally present.

                IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 23 day of March, 1998.


                                      /s/ John H. Austin Jr.
                                          John H. Austin, Jr.


                                      /s/ Frederick L. Bissinger
                                        Frederick L. Bissinger


                                      /s/ Roy C. Carriker
                                            Roy C. Carriker


                                      /s/ Francis J. Dunleavy
                                          Francis J. Dunleavy
                                      /s/ Mark S. Gorder
                                             Mark S. Gorder


                                      /s/ Ralph R. Whitney, Jr.
                                         Ralph R. Whitney, Jr.