Form 10-Q
period 1998-03-31
SELAS CORP OF AMERICA
filed 1998-05-07
CIK 88790

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


   FOR THE PERIOD ENDED              MARCH 31, 1998

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


                 CLASS                    OUTSTANDING AT MAY 6, 1998
    COMMON SHARES, $1.00 PAR VALUE    5,226,960 (exclusive of 363,564
                                              treasury shares)

                        SELAS CORPORATION OF AMERICA


                                 I N D E X

                                                                Page
                                                               Number

   PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

            Consolidated Balance Sheets as of
            March 31, 1998 and December 31, 1997. . . . . . . . 3, 4

            Consolidated Statements of Operations for
            the Three Months Ended March 31, 1998
            and 1997. . . . . . . . . . . . . . . . . . . . . . 5

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1998 and 1997  . . . . 6

            Consolidated Statement of Shareholders' Equity
            for the Three Months Ended March 31, 1998 . . . . . 7

            Notes to Consolidated Financial Statements  . . . . 8,9,10,11

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations  . . . . . . . . . . . . . . . .  12,13,14,15




   PART II - OTHER INFORMATION


          Item 6.  Exhibits and Reports on Form 8-K  . . . . .  16

                          SELAS CORPORATION OF AMERICA

                          Consolidated Balance Sheets
                                    Assets
                                               March 31,      December 31,
                                                 1998             1997
                                              (Unaudited)      (Audited)
   Current assets

    Cash, including cash equivalents of
      $2,255,000 in 1998 and
      $2,579,000 in 1997                      $ 3,468,425     $ 3,034,903

    Accounts receivable (including unbilled
      receivables of $4,258,000 in 1998 and
      $6,574,000 in 1997, less allowance for
      doubtful accounts of $915,000 in 1998
      and $681,000 in 1997)                    32,042,782      30,931,625

    Inventories                                11,592,253       9,999,140

    Deferred income taxes                       2,761,969       2,840,423

    Other current assets                        1,113,787         919,608

         Total current assets                  50,979,216      47,725,699

   Investment in unconsolidated affiliate         472,944         472,689

   Property, plant and equipment
    Land                                        1,027,710       1,041,869

    Buildings                                  10,821,031      10,839,950

    Machinery and equipment                    23,947,122      22,720,633

                                               35,795,863      34,602,452

    Less:  Accumulated depreciation            17,951,751      17,284,665

         Net property, plant and equipment     17,844,112      17,317,787


   Deferred pension cost                           43,194          56,973

   Excess of cost over net assets of acquired
    subsidiaries, less accumulated amortiza-
    tion of $1,844,000 in 1998 and
    $1,696,000 in 1997                         16,105,962      15,502,201

   Other assets including patents, less
    amortization                                  597,315         719,715

                                              $86,042,743     $81,795,064
                                              ===========     ===========

          (See accompanying notes to the consolidated financial statements)

                              SELAS CORPORATION OF AMERICA

                              Consolidated Balance Sheets
                          Liabilities and Shareholders' Equity

                                               March 31,      December 31,
                                                 1998            1997
                                              (Unaudited)      (Audited)
   Current liabilities

    Notes payable                             $ 3,282,741     $   975,804

    Current maturities of long-term debt        2,999,266       2,618,463

    Accounts payable                           13,449,377      14,336,607

    Federal, state and foreign income taxes       700,748         693,240

    Customers' advance payments on contracts    1,385,016         902,592

    Guarantee obligations and estimated
     costs of service                           3,075,041       2,705,293

    Other accrued liabilities                   7,048,911       6,851,846

         Total current liabilities             31,941,100      29,083,845

   Long-term debt                               8,355,347       7,015,080

   Pension plan obligation                         43,194          56,973

   Other postretirement benefit obligations     3,965,161       4,024,217
   Deferred income taxes                        1,208,741       1,215,436

   Contingencies and commitments

   Shareholders' equity

    Common shares, $1 par; 10,000,000 shares
     authorized; 5,590,524 and 5,589,324
     shares issued, respectively                5,590,524       5,589,324

    Additional paid-in capital                 11,798,103      11,792,878

    Retained earnings                          23,454,305      23,130,255

    Accumulated other comprehensive income         68,205         268,993

     Less:  363,564 common shares held in
       treasury, at cost                         (381,937)       (381,937)

         Total shareholders' equity            40,529,200      40,399,513

                                              $86,042,743     $81,795,064
                                              ===========     ===========
        (See accompanying notes to the consolidated financial statements)

                          SELAS CORPORATION OF AMERICA

                     Consolidated Statements of Operations
                                   (Unaudited)



                                                    Three Months Ended
                                               March 31,       March 31,
                                                  1998            1997

   Sales, net                                 $21,866,723     $30,905,010

   Operating costs and expenses
     Cost of sales                             16,610,917      24,460,250
     Selling, general and
       administrative expenses                  4,234,012       4,041,959

   Operating income                             1,021,794       2,402,801

     Interest (expense)                          (237,510)       (231,122)
     Interest income                               35,281          58,391
     Other income (expense), net                   70,967        (349,977)

   Income before income taxes                     890,532       1,880,093

   Income taxes                                   331,322         717,800

   Net income                                 $   559,210     $ 1,162,293
                                              ===========     ===========
   Earnings per share

     Basic
       Income per common and common
       equivalent share                              $.11            $.22
                                              ===========     ===========

       Weighted average common shares
       outstanding                              5,226,000       5,211,000


     Diluted
       Income per common and common
       equivalent share                              $.10            $.22
                                              ===========     ===========

       Weighted average common shares
       outstanding                              5,340,000       5,359,000



   Comprehensive income                        $  358,422      $  641,277
                                              ===========     ===========



          (See accompanying notes to the consolidated financial statements)

                         SELAS CORPORATION OF AMERICA
                    Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                     Three Months Ended
                                                   March 31,      March 31,
                                                    1998           1997
   Cash flows from operating activities:
    Net income                                    $  559,210    $ 1,162,293
    Adjustments to reconcile net income to net
     cash provided (used) by operating activities:
      Depreciation and amortization                  898,587        788,801
      Equity in (income) loss of
       unconsolidated affiliate                         (255)         2,675
      Loss on sale of property and equipment            --            7,760
      Deferred taxes                                  87,095       (128,642)

      Changes in operating assets and liabilities:
        Decrease in accounts receivable            2,833,813      4,156,243
       (Increase) in inventories                    (699,721)      (519,733)
       (Increase) decrease in other assets           141,206       (459,140)
        Increase (decrease) in accounts payable   (4,828,516)     4,938,842
       (Decrease) in accrued expenses               (349,811)    (1,536,435)

       (Decrease) in customer advances              (475,206)    (2,519,249)
        Increase in other liabilities                    618         26,449
          Net cash provided (used) by operating
          activities                              (1,832,980)     5,919,864

   Cash flows from investing activities:
     Purchases of property, plant and equipment     (747,453)      (989,053)
     Proceeds from sale of property, plant
      and equipment                                     --            4,300
     Acquisition of subsidiary company, net of
      cash acquired                                 (842,790)    (4,959,003)
          Net cash (used) by investing
          activities                              (1,590,243)    (5,943,756)

   Cash flows from financing activities:
     Proceeds from short-term bank borrowings      2,351,141           --
     Proceeds from borrowings to acquire
      subsidiary company                           2,459,016      3,500,000
     Repayments of short-term bank borrowings           --          (31,329)
     Repayments of long-term debt                   (653,557)      (526,680)
     Proceeds from exercise of stock options           6,425         84,843
     Payment of dividends                           (235,160)      (225,877)
          Net cash provided by
          financing activities                     3,927,865      2,800,957

   Effect of exchange rate changes on cash           (71,120)      (452,364)

   Net increase in cash and cash equivalents         433,522      2,324,701

   Cash and cash equivalents, beginning of
     period                                        3,034,903      8,343,820

   Cash and cash equivalents, end of period       $3,468,425    $10,668,521
                                                  ===========   ===========
          (See accompanying notes to the consolidated financial statements)

                            SELAS CORPORATION OF AMERICA
                   Consolidated Statement of Shareholders' Equity
                          Three Months Ended March 31, 1998
                                     (Unaudited)

                                    Common Stock
                                                               Additional
                                Number of                       Paid-In
                                Shares            Amount        Capital

   Balance, January 1, 1998      5,589,324     $ 5,589,324     $11,792,878
   Net income
   Exercise of stock options         1,200           1,200           5,225
   Cash dividends paid
     ($.045 per share)
   Foreign currency translation
     (loss)

   Comprehensive income

   Balance, March 31, 1998       5,590,524     $ 5,590,524     $11,798,103
                               ============    ===========     ===========

                                               Accumulated
                                                 Other
                                 Retained      Comprehensive   Comprehensive
                                 Earnings         Income          Income

   Balance, January 1, 1998    $23,130,255     $   268,993     $
   Net income                      559,210                        559,210
   Exercise of stock options
   Cash dividends paid
     ($.045 per share)            (235,160)
   Foreign currency translation
     (loss)                                       (200,788)      (200,788)

   Comprehensive income                                        $  358,422
                                                               ==========

   Balance, March 31, 1998     $23,454,305     $    68,205
                               ===========     ===========

                                                  Total
                                  Treasury     Shareholders'
                                   Stock         Equity

   Balance, January 1, 1998    $  (381,937)    $40,399,513
   Net income                                      559,210
   Exercise of stock options                         6,425
   Cash dividends paid
     ($.045 per share)                            (235,160)
   Foreign currency
     translation (loss)                           (200,788)
   Comprehensive income                               --

   Balance, March 31, 1998     $  (381,937)    $40,529,200
                               ===========      ===========
       (See accompanying notes to the consolidated financial statements)

                       SELAS CORPORATION OF AMERICA

                      PART I - FINANCIAL INFORMATION

   ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

   1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of March 31, 1998 and December 31, 1997, and the consolidated results of its operations for the three months ended March 31, 1998 and 1997 and consolidated statements of shareholders' equity and cash flows for the three months then ended.

   2. The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the 1997 Selas Corporation of America Annual Report.

       During the first quarter of 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income". SFAS No. 130 requires the components of comprehensive income be disclosed in the interim financial statements. As permitted under SFAS No. 130, the Company has disclosed the components of comrehensive income in the consolidated statement of shareholders' equity. The components of comprehensive income as of December 31, 1997 have been restated to be consistent with the March 31, 1998 presentation. Adoption of this accounting standard did not impact consolidated results, financial condition or long-term liquidity.

   3.  Acquisition

       In February, 1998, the Company acquired the stock of CFR, a Paris, France firm in the engineered industrial furnace business. The principal market served by CFR is engineered batch and continuous furnaces for heat treating both ferrous and non-ferrous metals, along with supplying furnaces for the hardening and etching of glass and ceramic tableware. CFR had sales for the year ended December 31, 1997 of 107.5 million French francs (FF) or approximately $18.3 million. The purchase price was 15 million FF or approximately $2.5 million which was paid for by additional bank borrowings of 15 million FF at a fixed rate of 5.65% which requires quarterly payments of FF 750,000 for 5 years.

       The acquisition has been accounted for as a purchase and the results of CFR have been included in the accompanying consolidated financial statements since the date of the acquisition. The purchase price was allocated to assets and liabilities based on the estimated fair value as of the date of the acquisition. Such allocations have been based on preliminary estimates of fair value which may be revised at a later date.

                       SELAS CORPORATION OF AMERICA

                      PART I - FINANCIAL INFORMATION

   ITEM 1.  Notes to Consolidated Financial Statements (Unaudited) -
             (Continued)

   4.  Inventories consist of the following:

                                              March 31,      December 31,
                                               1998             1997
       Raw material                         $ 3,191,229      $ 3,054,544
       Work-in-process                        3,904,299        2,721,964
       Finished products and components       4,496,725        4,222,632

                                            $11,592,253      $ 9,999,140
                                            ===========      ===========
   5.  Income Taxes

       Consolidated income taxes for the three month periods ended March 31, 1998 and 1997 are $331,000 and $718,000 which result in effective tax rates of 37.2% and 38.2% respectively. The rate of tax in relation to pre-tax income in 1998 is lower because certain foreign net operating loss carryback benefits have been utilized as of March 31, 1998.

   6.  Legal Proceedings

       The Company is a defendant along with a number of other parties in approximately 215 lawsuits as of December 31, 1997 (155 as of December 31, 1996) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The Company is also one of approximately 500 defendants in a class action on behalf of approximately 2,700 present or former employees of a Texas steel mill alleging that products supplied by the defendants created a poisonous atmosphere that caused unspecified physical harm. These cases are being defended by one or more of the Company's insurance carriers presently known to be "at risk." The lead carrier has settled approximately 11 and 17 claims in 1997 and 1996, respectively, with
       no request for the Company to participate in any settlement.   The
       lead carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management is of the opinion that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which

                       SELAS CORPORATION OF AMERICA

                      PART I - FINANCIAL INFORMATION

   ITEM 1.  Notes to Consolidated Financial Statements (Unaudited) -
             (Continued)

   6.  Legal Proceedings - Continued

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

   7. Statements of Cash Flows

      Supplemental disclosures of cash flow information:

                                            Three Months Ended
                                         March 31,        March 31,
                                           1998             1997
      Interest received . . . . . . .    $108,088         $ 53,040
      Interest paid . . . . . . . . .    $188,253         $175,876
      Income taxes paid . . . . . . .    $349,406         $ 79,534

   8. Accounts Receivable

      At March 31, 1998, the Company had $2,193,809 of trade accounts receivable due from the major U.S. automotive manufacturers and $2,778,395 of trade accounts receivable due from hearing aid manufacturers. The Company also had $13,501,902 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.

                       SELAS CORPORATION OF AMERICA

                      PART I - FINANCIAL INFORMATION
   ITEM 1.  Notes to Consolidated Financial Statements (Unaudited) -
            (Continued)

   9. Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:
                                         For the Three Months
                                         Ended March 31, 1998

                                    Income        Shares      Per Share
                                  Numerator     Denominator     Amount

   Basic Earnings Per Share

     Income available to
      common shareholders         $  559,210     5,225,840    $     .11
                                                              =========

   Effect Of Dilutive Securities

     Stock options                                 113,879

   Diluted Earnings Per Share

     Income available to common
       shareholders plus assumed
       conversions                $  559,210     5,339,719    $     .10
                                  =====================================



                                         For the Three Months
                                         Ended March 31, 1997
                                    Income        Shares      Per Share
                                  Numerator     Denominator     Amount

   Basic Earnings Per Share

     Income available to
      common shareholders         $1,162,293     5,210,575    $     .22
                                                              =========

   Effect Of Dilutive Securities

     Stock options                                 148,698

   Diluted Earnings Per Share

     Income available to common
       shareholders plus assumed
       conversions                $1,162,293     5,359,273    $     .22
                                  =====================================

                       SELAS CORPORATION OF AMERICA

                      PART I - FINANCIAL INFORMATION
   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

   Consolidated net sales for the three months ended March 31, 1998 decreased to $21.9 million from $30.9 million for the same period in 1997. Net sales for the heat processing segment decreased to $8.8 million for the three months ended March 31, 1998 compared to $19.6 million for the same period last year. The sharp decline in sales is due to lower sales volume and delays in obtaining and then starting new large engineered contracts. The segment's first quarter sales for 1997 were significantly above the previous and current years due to a very strong backlog which generated strong sales for this segment through the first half of 1997. The February, 1998 acquisition of CFR, a French Company, generated sales of $1.8 million for the quarter for the Company's heat processing segment which partially offset some of the sharp decline in sales for the quarter. Sales and earnings of large engineered contracts are recognized on the percentage-of-completion method and generally require more than twelve months to complete. Consolidated backlog for the heat processing segment was down to $26.9 million at March 31, 1998 compared to $41.7 million for the same period in 1997. Sales for the Company's precision electromechanical and plastics components segment increased to $8.7 million for the three months ended March 31, 1998 compared to $7.5 million for the same period in 1997. The increase in sales is partially attributed to the February 1997 acquisition of RTI Electronics which had sales for the three months ended March 31, 1998 of $1.6 million compared to $.7 million for the period ended March 31, 1997. This segment also had higher sales of plastic components for the current quarter. Net sales of tire holders, lifts and related products segment for the three months ended March 31, 1998 increased to $4.4 million compared to $3.8 million for the same period in 1997. The increase in sales is due to higher tire lift unit sales sold to the Company's automotive customers.

   The Company's gross profit margin as a percentage-of-sales increased to 24.1% for the three months ended March 31, 1998 compared to 21% for the same period last year. Gross profit margins for the heat processing segment increased to 21.4% for the three months ended March 31, 1998 compared to 15.5% for the same period in 1997. Heat processing gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions relating to the contract. The gross profit margins for the first quarter of 1998 were favorably impacted by a product mix of higher sales of proprietary component parts (which generally have higher profit margins) than were sold in the same period in 1997. Gross profit margins for the precision electromechanical and plastics components segment decreased to 31% for the three months ended March 31, 1998 compared to 38% for the same period in 1997. The lower gross profit margins in the current quarter are partially attributable to the acquisition of RTI Electronics in February, 1997 as its products, while profitable, do not achieve the historical

                       SELAS CORPORATION OF AMERICA
                      PART I - FINANCIAL INFORMATION

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)

   gross profit margins of this business segment. Also impacting the lower gross profit margins in the current quarter, but to a lesser degree, is the mix of product sales between the periods as microminiature components, microminiature systems and plastic components have varying profit margins. Gross profit margins for the tire holders, lifts and related products improved to 16.2% for the quarter ended March 31, 1998 compared to 15.4% for the same period in 1997. The improvement in the current quarter is due to efficiencies from higher production through the increased sales of tire lifts.

   Selling, general and administrative expenses (SG&A) increased 4.8% to $4,234,000 for the first quarter ended March 31, 1998 compared to $4,032,000 for the same period in 1997. The higher SG&A costs are due primarily to the February, 1997 acquisition of RTI Electronics.

   Interest expense for the three months ended March 31, 1998 was $237,000 which is comparable to last year's expense of $231,000 for the quarter. Interest income for the quarter decreased to $35,000 from $58,000 for the same period in 1997 due to fewer funds available for investment.

   Other income (expense) includes gain on foreign exchange of $56,000 for the first quarter of 1998 compared to a loss of $173,000 for the same period in 1997.

   Consolidated income taxes for the three month periods ended March 31, 1998 and 1997 are $331,000 and $718,000 which result in effective tax rates of 37.2% and 38.2% respectively. The rate of tax in relation to pre-tax income in 1998 is lower because certain foreign net operating loss carryback benefits have been utilized as of March 31, 1998.

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

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)

   Consolidated net income is down to $559,000 for the quarter ended March 31, 1998 from $1,162,000 for the same period in 1997. The sharp decline in net income is primarily attributed to the lower level of sales in the current quarter compared to last year.

   Liquidity and Capital Resources

   Consolidated net working capital increased to $19 million at March 31, 1998 from $18.6 million at December 31, 1997. The increase is due primarily to the net earnings for the quarter and the acquisition of CFR. The major changes in components of working capital for the quarter were an increase in current liabilities of $2.9 million, higher inventories of $1.6 million, increase in receivables of $1.1 million and higher cash equivalents of $.4 million.

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

                       SELAS CORPORATION OF AMERICA
                      PART I - FINANCIAL,INFORMATION


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

   The Company plans to adopt these accounting standards in connection with the preparation of the December 31, 1998 consolidated financial statements as permitted by SFAS No. 131 and No. 132. The adoption of these standards will not impact consolidated results, financial condition, or long-term liquidity.

   The Company believes that its present working capital position, combined with funds expected to be generated from operations and the available borrowing capacity through its revolving credit loan facilities, will be sufficient to meet its anticipated cash requirements for operating needs and capital expenditures for 1998.

   Forward-Looking and Cautionary Statements

   The Company and its representatives may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management's Discussion and Analysis. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company has identified in its Annual Report on Form 10-K for the year ending December 31, 1997, certain important factors which could cause the Company's actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of the Company. All such forward-looking statements are qualified by reference to the cautionary statements herein and in such Report on Form 10-K.

                         SELAS CORPORATION OF AMERICA

                           PART II - OTHER INFORMATION



   ITEM 6.  Exhibits and Reports on Form 8-K


   (a)  Reports on Form 8-K

        On March 3, 1998, the Company filed a report on Form 8-K reporting that the Company and NII, Incorporated ("NII"), the parent of MRL Industries, Inc., had entered into a Termination Agreement pursuant to which the Company and NII had mutually agreed to terminate the Agreement and Plan of Acquisition, dated as of September 25, 1997 among the Company, Selas Acquisition Corporation, NII, Incorporated, Widmar, Inc. and certain shareholders of NII and Widmar.

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

                                      SELAS CORPORATION OF AMERICA
                                                 (Registrant)





   Date:     May 7, 1998               /s/ Robert W. Ross
                                           Robert W. Ross
                                      Vice President and Chief
                                          Financial Officer