Form 10-Q
period 1998-06-30
SELAS CORP OF AMERICA
filed 1998-08-12
CIK 88790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q


    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


    FOR THE PERIOD ENDED               JUNE 30, 1998

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


                  CLASS                    OUTSTANDING AT AUGUST 4, 1998
     COMMON SHARES, $1.00 PAR VALUE       5,226,960 (exclusive of 363,564
                                                 treasury shares)

                         SELAS CORPORATION OF AMERICA


                                  I N D E X

                                                                 Page
                                                                Number
    PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

            Consolidated Balance Sheets as of
            June 30, 1998 and December 31, 1997 . . . . . . . .   3, 4

            Consolidated Statements of Operations for
            the Three Months Ended June 30, 1998
            and 1997. . . . . . . . . . . . . . . . . . . . . .   5

            Consolidated Statements of Operations for the
            Six Months Ended June 30, 1998 and 1997 . . . . . .   6

            Consolidated Statements of Cash Flows
            for the Six Months Ended June 30,
            1998 and 1997 . . . . . . . . . . . . . . . . . . .   7

            Consolidated Statement of Shareholders' Equity
            for the Six Months Ended June 30, 1998    . . . . .   8

            Notes to Consolidated Financial Statements  . . . .   9,10,11,
                                                                  12,13


          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations . . . . . . . . . . . . . . . .     14,15,16,
                                                                  17,18



    PART II - OTHER INFORMATION

          Item 4.  Submission of Matters to a Vote of Security
                   Holders  . . . . . . . . . . . . . . . . . .   19

          Item 6.  Exhibits and Reports on Form 8-K . . . . . .   19

                          SELAS CORPORATION OF AMERICA

                          Consolidated Balance Sheets
                                    Assets

                                                  June 30,      December 31,
                                                   1998           1997
                                                (Unaudited)     (Audited)
    Current assets

     Cash, including cash equivalents of
      $4,183,000 in 1998 and $2,579,000 in
      1997 . . . . . . . . . . . . . . . . . .  $ 5,336,834    $ 3,034,903

     Accounts receivable (including unbilled
      receivables of $4,408,000 in 1998 and
      $6,574,000 in 1997 less allowance for
      doubtful accounts of $1,026,000 in 1998
      and $681,000 in 1997)  . . . . . . . . .   28,236,367     30,931,625

     Inventories    . . . . . . . . . . . . . .  13,389,912      9,999,140

     Deferred income taxes  . . . . . . . . . .   2,275,379      2,840,423

     Other current assets . . . . . . . . . . .     694,469        919,608

         Total current assets . . . . . . . . .  49,932,961     47,725,699

    Investment in unconsolidated affiliate  . .    481,268        472,689

    Property, plant and equipment

     Land . . . . . . . . . . . . . . . . . . .   1,037,851      1,041,869

     Buildings  . . . . . . . . . . . . . . . .  10,917,955     10,839,950

     Machinery and equipment  . . . . . . . . .  24,629,852     22,720,633

                                                 36,585,658     34,602,452
     Less:  Accumulated depreciation  . . . . .  18,770,921     17,284,665

       Net property, plant and equipment  . . .  17,814,737     17,317,787

    Deferred pension cost. . . . . . . . . . . .    29,415         56,973

    Excess of cost over net assets of acquired
     subsidiaries, less accumulated amortization
     of $1,993,000 and $1,696,000 . . . . . . .  16,128,839     15,502,201

    Other assets including patents, less
     amortization . . . . . . . . . . . . . . .     584,109        719,715

                                                $84,971,329    $81,795,064
                                                ===========    ===========


           (See accompanying notes to the consolidated financial statements)

                               SELAS CORPORATION OF AMERICA

                               Consolidated Balance Sheets
                           Liabilities and Shareholders' Equity

                                                  June 30,     December 31,
                                                   1998           1997
                                                (Unaudited)     (Audited)
    Current liabilities

     Notes payable  . . .  . . . . . . . . . .  $ 2,206,992    $   975,804

     Current maturities of long-term debt  . .    3,033,896      2,618,463

     Accounts payable  . . . . . . . . . . . .   13,007,167     14,336,607

     Federal, state and foreign income taxes .      707,263        693,240

     Customers' advance payments on contracts.    2,802,573        902,592

     Guarantee obligations and estimated future
      costs of service   . . . . . . . . . . .    2,865,406      2,705,293

     Other accrued liabilities . . . . . . . .    6,437,165      6,851,846

        Total current liabilities  . . . . . .   31,060,462     29,083,845

    Long-term debt     . . . . . . . . . . . .    7,752,916      7,015,080

    Pension plan obligation  . . . . . . . . .       29,415         56,973

    Other postretirement benefit obligations .    3,924,079      4,024,217

    Deferred income taxes  . . . . . . . . . .        6,779      1,215,436

    Contingencies and commitments

    Shareholders' equity

     Common shares, $1 par; 10,000,000 shares
      authorized; 5,590,524 and 5,589,324 shares
      issued, respectively   . . . . . . . . .    5,590,524      5,589,324

     Additional paid-in capital    . . . . . .   11,798,103     11,792,878

     Retained earnings . . . . . . . . . . . .   24,985,006     23,130,255

     Accumulated other comprehensive income  .      205,982        268,993

     Less:  363,564 common shares held in
       treasury, at cost . . . . . . . . . . .     (381,937)      (381,937)

        Total shareholders' equity   . . . . .   42,197,678     40,399,513

                                                $84,971,329    $81,795,064
                                                ===========    ===========

         (See accompanying notes to the consolidated financial statements)

                            SELAS CORPORATION OF AMERICA

                     Consolidated Statements of Operations
                                   (Unaudited)



                                                  Three Months Ended
                                                 June 30,       June 30,
                                                  1998           1997

    Sales, net                                $25,221,639    $27,101,464

    Operating costs and expenses
     Cost of sales                             18,734,335     20,618,366
     Selling, general and
      administrative expenses                   4,698,080      3,855,716

    Operating income                            1,789,224      2,627,382

    Interest (expense)                           (304,731)      (286,489)
    Interest income                                12,396         77,097
    Other income (expense), net                  (126,563)        46,441

    Income before income taxes                  1,370,326      2,464,431

    Income taxes (benefits)                      (395,590)     1,085,541

    Net income                                $ 1,765,916    $ 1,378,890
                                              ===========     ===========




    Basic earnings per share                        $0.34          $0.26
                                              ===========    ===========

    Weighted average common shares
      outstanding                               5,226,960      5,212,560

    Diluted earnings per share                      $0.33          $0.26
                                              ===========    ===========

    Weighted average common shares
      outstanding                               5,324,949      5,344,703


    Comprehensive income                      $ 1,903,693    $ 1,185,952
                                              ===========    ===========

       (See accompanying notes to the consolidated financial statements)

                              SELAS CORPORATION OF AMERICA

                         Consolidated Statements of Operations
                                       (Unaudited)



                                                   Six Months Ended
                                                 June 30,       June 30,
                                                  1998           1997

    Sales, net                                $47,088,362    $58,006,474

    Operating costs and expenses
      Cost of sales                            35,345,252     45,078,616
      Selling, general and
        administrative expenses                 8,932,092      7,897,675

    Operating income                            2,811,018      5,030,183

    Interest (expense)                           (542,241)      (517,611)
    Interest income                                47,677        135,488
    Other income (expense), net                   (55,596)      (303,536)

    Income before income taxes                  2,260,858      4,344,524

    Income taxes (benefits)                       (64,268)     1,803,341

    Net income                                $ 2,325,126    $ 2,541,183
                                              ===========    ===========

    Basic earnings per share                        $0.44          $0.49
                                              ===========    ===========

    Weighted average common shares
      outstanding                               5,226,403      5,211,581

    Diluted earnings per share                      $0.44          $0.48
                                              ===========    ===========

    Weighted average common shares
      outstanding                               5,287,022      5,281,791

    Comprehensive income                      $ 2,262,115    $ 1,827,229
                                              ===========    ===========


      (See accompanying notes to the consolidated financial statements)

                          SELAS CORPORATION OF AMERICA
                     Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                        Six Months Ended
                                                     June 30,       June 30,
                                                      1998           1997
    Cash flows from operating activities:
     Net income                                   $ 2,325,126  $ 2,541,183
     Adjustments to reconcile net income to net
      cash provided (used) by operating activities:
       Depreciation and amortization                1,848,561    1,659,995
       Equity in (income) of unconsolidated
        affiliate                                      (8,579)      (1,747)
       (Gain) loss on sale of property and
         equipment                                       (905)       6,105
       Deferred taxes                                (624,508)    (216,114)
       Changes in operating assets and liabilities:
         Decrease in accounts receivable             7,797,760  10,608,915
        (Increase) in inventories                   (1,910,507)   (983,935)
        (Increase) decrease in other assets            589,309    (193,731)
        (Decrease) in accounts payable              (5,829,954)   (162,679)
        (Decrease) in accrued expenses              (1,630,170) (4,266,659)
         Increase (decrease) in customer advances      913,265  (2,115,392)
         Increase in other liabilities                   1,231     272,523
            Net cash provided by
             operating activities                    3,470,629   7,148,464

    Cash flows from investing activities:
     Purchases of property, plant and equipment    (1,382,785)  (1,622,160)
     Proceeds from sale of property and equipment       5,900        8,052
      Acquisition of subsidiary companies, net
        of cash acquired                            (1,726,764) (5,151,620)
            Net cash (used) by investing
             activities                             (3,103,649) (6,765,728)

    Cash flows from financing activities:
     Proceeds from short-term bank borrowings       1,239,240        --
     Proceeds from borrowings to acquire
       subsidiary company                            2,475,248   3,500,000
     Repayments of short-term bank borrowings            --       (146,525)
     Repayments of long-term debt                  (1,307,976)  (1,456,716)
     Proceeds from exercise of stock options            6,425       84,843
     Payment of dividends                            (470,375)    (460,445)
             Net cash provided by
             financing activities                    1,942,562   1,521,157

    Effect of exchange rate changes on cash           (7,611)     (710,216)

    Net increase in cash and cash equivalents      2,301,931     1,193,677
    Cash and cash equivalents, beginning of
      period                                       3,034,903     8,343,820

    Cash and cash equivalents, end of period     $ 5,336,834   $ 9,537,497
                                                  ==========    ==========

         (See accompanying notes to the consolidated financial statements)

                             SELAS CORPORATION OF AMERICA
                    Consolidated Statement of Shareholders' Equity
                            Six Months Ended June 30, 1998
                                      (Unaudited)

                                     Common Stock
                                                                Additional
                                 Number of                       Paid-In
                                  Shares           Amount        Capital

    Balance, January 1, 1998      5,589,324     $ 5,589,324     $11,792,878
    Net income
    Exercise of stock options         1,200           1,200           5,225
    Cash dividends paid
      ($.09 per share)
    Foreign currency translation
      (loss)

    Comprehensive income

    Balance, June 30, 1998        5,590,524     $ 5,590,524     $11,798,103
                                ============    ===========     ===========

                                                Accumulated
                                                  Other
                                  Retained      Comprehensive   Comprehensive
                                  Earnings         Income          Income

    Balance, January 1, 1998    $23,130,255     $   268,993     $
    Net income                    2,325,126                      2,325,126
    Exercise of stock options
    Cash dividends paid
      ($.09 per share)             (470,375)
    Foreign currency translation
      (loss)                                        (63,011)       (63,011)

    Comprehensive income                                        $2,262,115
                                                                ==========


    Balance, June 30, 1998      $24,985,006     $   205,982
                                ===========     ===========

                                                   Total
                                   Treasury     Shareholders'
                                    Stock         Equity

    Balance, January 1, 1998    $  (381,937)    $40,399,513
    Net income                                    2,325,126
    Exercise of stock options                         6,425
    Cash dividends paid
      ($.09 per share)                             (470,375)
    Foreign currency
      translation (loss)                            (63,011)
    Comprehensive income                               --

    Balance, June 30, 1998      $  (381,937)    $42,197,678
                                ===========      ===========
        (See accompanying notes to the consolidated financial statements)

                        SELAS CORPORATION OF AMERICA
                       PART I - FINANCIAL INFORMATION

    ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)
            (Continued)

    1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of June 30, 1998 and December 31, 1997, and the consolidated results of its operations for the three and six months ended June 30, 1998 and 1997 and consolidated statements of shareholders' equity and cash flows for the six months then ended.

    2.   The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the 1997 Selas Corporation of America Annual Report on Form 10-K.

    3.   Acquisitions

         In February, 1998, the Company acquired the stock of CFR, a Paris, France firm in the engineered industrial furnace business. The principal market served by CFR is engineered batch and continuous furnaces for heat treating both ferrous and non-ferrous metals, along with supplying furnaces for the hardening and etching of glass and ceramic tableware. CFR had sales for the year ended December 31, 1997 of 107.5 million French francs (FF) or approximately $18.3 million. The purchase price was 15 million FF or approximately $2.5 million which was paid for by additional bank borrowings of 15 million FF at a fixed rate of 5.65% which requires quarterly payments of FF 750,000 for 5 years. During the second quarter of 1998, the Company also acquired the remaining minority interest in SEER, a Givry, France firm which specializes in automating, controlling and monitoring industrial processes. The majority interest in SEER was acquired by the Company with the purchase of CFR.

         In May, 1998, a subsidiary of the Company acquired the stock of IMB Electronic Products, Inc., a Santa Fe Springs, CA firm that produces precision electro-mechanical parts for the telecommunications and audio industries. IMB manufactures film capacitors which are energy storage devices used primarily to resist changes in voltage. IMB had sales for fiscal 1997 of $2.9 million. The purchase price was $1.3 million which was paid in cash.

         These acquisitions have been accounted for as purchases and the results of CFR, SEER and IMB have been included in the accompanying consolidated financial statements since the date of the acquisition. The purchase price was allocated to assets and liabilities based on the estimated fair value as of the date of the acquisition. Such allocations have been based on preliminary estimates of fair value which may be revised at a later date.

         In February 1997, the Company acquired the assets and certain liabilities of the Rodan Division of Ketema, Inc. Under the

                        SELAS CORPORATION OF AMERICA
                       PART I - FINANCIAL INFORMATION

    ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

    3.   Acquisitions (Continued)

         Purchase Agreement, the Company agreed to deliver to Ketema additional purchase price, payable in the Company's Common Shares, based upon the performance of the acquired business during a one year period ending in February 1998. In April 1998, the Company tendered 10,202 Common Shares to Ketema in satisfaction of this requirement, but Ketema has asserted that it is entitled to a higher number of shares. The parties are submitting the dispute to neutral accountants in an attempt to resolve the matter.

    4.   Inventories consist of the following:

                                             June 30,      December 31,
                                              1998            1997

         Raw material                      $ 3,762,917    $ 3,054,544
         Work-in-process                     5,077,312      2,721,964
         Finished products and
          components                         4,549,683      4,222,632

                         Total             $13,389,912    $ 9,999,140
                                           ===========    ===========

    5.   Income Taxes

         Consolidated income taxes for the six month periods ended June 30, 1998 and 1997 are $(64,000) and $1,803,000 which result in effective tax rates of ($2.8)% and 41.5%, respectively. The rate of tax in relation to pre-tax income in 1998 is lower because in the second quarter, the Company reduced the valuation allowance applied against deferred tax benefits associated with domestic postretirement benefit obligations by $724,512 and against certain domestic employee pension plan obligations by $33,694. The reduction in the valuation allowance was based on several factors including: recent acquistions, past earnings history and trends, reasonable and prudent tax planning strategies, and the expiration dates of carryforwards. The Company has determined that it is more likely than not that the $758,206 of deferred tax assets will be realized. The remaining valuation allowance of approximately $925,055 is maintained against deferred tax assets which the Company has determined are not more than likely to be realized.

    6.   Legal Proceedings

         The Company is a defendant along with a number of other parties in approximately 215 lawsuits as of December 31, 1997 (155 as of December 31, 1996) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION

    ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)
             (Continued)

    6.   Legal Proceedings (continued)

         the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The Company is also one of approximately 500 defendants in a class action on behalf of approximately 2,700 present or former employees of a Texas steel mill alleging that products supplied by the defendants created a poisonous atmosphere that caused unspecified physical harm. These cases are being defended by one or more of the Company's insurance carriers presently known to be "at risk." The lead carrier has settled approximately 11 and 17 claims in 1997 and 1996, respectively, with no request for the Company to
         participate in any settlement.   The lead carrier has informed the
         Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management is of the opinion that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

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

    7.   Statements of Cash Flows

         Supplemental disclosures of cash flow information:

                                                Six Months Ended
                                           June 30,         June 30,
                                            1998             1997

         Interest received . . . . . . .  $  50,950        $  121,974
         Interest paid . . . . . . . . .  $ 448,079        $  433,791
         Income taxes paid . . . . . . .  $ 928,238        $  867,942

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION

    ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)
             (Continued)


    8.   Accounts Receivable

         At June 30, 1998, the Company had $1,889,971 of trade accounts receivable due from the major U.S. automotive manufacturers and $2,930,362 of trade accounts receivable due from hearing aid manufacturers. The Company also had $14,084,774 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION

    ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)
             (Continued)

    9.   Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:
                                            For the Three Months
                                            Ended June 30, 1998

                                     Income        Shares      Per Share
                                   Numerator     Denominator     Amount
    Basic Earnings Per Share

      Income available to
       common shareholders         $ 1,765,916     5,226,960   $     .34
                                                               =========

    Effect Of Dilutive Securities

      Stock options                                  87,787
      Earnings contingency                           10,202

    Diluted Earnings Per Share

      Income available to common
        shareholders plus assumed
        conversions                $1,765,916     5,324,949    $     .33
                                   =====================================

                                            For the Six Months
                                           Ended June 30, 1998

                                     Income        Shares      Per Share
                                   Numerator     Denominator     Amount

    Basic Earnings Per Share

      Income available to
       common shareholders         $2,325,126     5,226,403    $     .44
                                                               =========

    Effect Of Dilutive Securities

      Stock options                                  50,417
      Earnings contingency                           10,202

    Diluted Earnings Per Share

      Income available to common
        shareholders plus assumed
        conversions                $2,325,126     5,287,022    $     .44
                                   =====================================



                                    -14-
                        SELAS CORPORATION OF AMERICA
                       PART I - FINANCIAL INFORMATION

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations

    Consolidated net sales decreased to $25.2 million and $47.1 million for the three and six months ended June 30, 1998 compared to $27.1 million and $58 million for the same periods ended June 30, 1997. Net sales for the heat processing segment decreased to $12 million and $20.8 million for the three and six months ended June 30, 1998 compared to $15 million and $34.6 million for the same periods in 1997. The decline in sales for the three and six months periods is due to declines in the backlog of large engineered contracts as of the beginning of fiscal 1998 as compared to the beginning of fiscal 1997, and, to a lesser degree, delays in obtaining new large engineered contracts. The February, 1998 acquisition of CFR, a French Company, generated sales of $2.6 million and $4.4 million for the quarter and year-to-date for the Company's heat processing segment which partially offset some of the sales decline for the periods. Sales and earnings of large engineered contracts are recognized on the percentage-of-completion method and generally require more than twelve months to complete. Consolidated backlog for the heat processing segment was up to $32.2 million at June 30, 1998 compared to $28.5 million for the same period in 1997. Sales for the Company's precision electromechanical and plastics components segment increased to $9.2 million and $17.9 million for the three and six months ended June 30, 1998 compared to $8.4 million and $16 million for the same periods in 1997. The increase in sales is partially attributed to the February, 1997 acquisition of RTI Electronics, Inc. and, to a lesser degree, the May, 1998 acquisition of IMB Electronic Products Inc. (IMB). This segment also had higher plastic component sales for the quarter. Net sales of tire holders, lifts and related products segment increased for the three and six months ended June 30, 1998 to $3.9 million and $8.4 million compared to $3.6 million and $7.4 million for the same periods in 1997. The higher sales are due to increased sales of tire lifts to the automotive industry which are slightly reduced by the impact of the GM strike in the second quarter.

    The Company's gross profit margin as a percentage-of-sales increased to 25.8% and 25% for the three and six month periods ended June 30, 1998 compared to 24.1% and 22.4% for the same periods in 1997. Gross profit margins for the heat processing segment decreased to 17.4% for the three months ended June 30, 1998 compared to 20% for the second quarter of 1997 and increased to 21.3% for the six months ended June 30, 1998 compared to 17.5% for the same period in 1997. Gross profit margins in the heat processing segment vary markedly from contract to contract, depending on customer specifications and other conditions related to the contract. Lower sales levels helped contribute to the lower gross profit margins for the current quarter. Gross profit margins for the precision electromechanical and plastics segment decreased to 32.1% and 31.6% for the three and six month periods ended June 30, 1998 compared to 34% and 35.8% for the same periods in 1997. The lower gross profit margins are partially attributable to the acquisition of RTI Electronics in February, 1997 and IMB in May, 1998 as their products, while profitable, do not achieve the historical gross profit margins of this business segment. Also impacting the lower gross profit margins, but to a lesser degree, is the mix of product sales between the periods as microminiature components,

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Continued)

    microminiature systems and plastic components have varying gross profit margins. Gross profit margins for the tire holders, lifts and related products segment increased to 24.9% and 20.3% for the three and six month periods ended June 30, 1998 compared to 18.2% and 16.7% for the same periods in 1997. The higher gross profit margins are due to increased units sold, improved manufacturing efficiencies and, for the current quarter, lower workers compensation insurance resulting from a return of prior years' excess premiums.

    Selling, general and administrative expenses increased to $4.7 million and $8.9 million for the three and six months ended June 30, 1998 compared to $3.9 million and $7.9 million for the same periods in 1997. The increase is due in part to higher selling and administrative expenses for the acquisition of CFR in February, 1998 and IMB in May, 1998.
    Interest expense for the three months and six months ended June 30, 1998 was $305,000 and $542,000 compared to $287,000 and $518,000 for the same periods in 1997. The increase in expense is due to an increase in outside borrowings in the current year. Interest income decreased to $12,000 and $47,000 for the three and six months ended June 30, 1998 compared to $77,000 and $135,000 for the same periods in 1997 due to lower balances available for investment.

    Other income (expense) includes a loss on foreign exchange of $49,000 for the three months ended June 30, 1998 and a gain of $7,000 for the six months ended June 30, 1998 compared to losses of $57,000 and $229,000 for the same periods in 1997.

    Consolidated income taxes for the six month periods ended June 30, 1998 and 1997 are $(64,000) and $1,803,000 which result in effective tax rates of (2.8)% and 41.5%, respectively. The rate of tax in relation to pre-tax income in 1998 is lower because in the second quarter, the Company reduced the valuation allowance applied against domestic postretirement benefit obligations by $724,512 and against certain domestic employee pension plan obligations by $33,694. The reduction in the valuation allowance was based on several factors including: recent acquistions, past earnings history and trends, reasonable and prudent tax planning strategies, and the expiration dates of carryforwards. The Company has determined that it is more likely than not that the $758,206 of deferred tax assets will be realized. The remaining valuation allowance of approximately $925,055 is maintained against deferred tax assets which the Company has determined are not more than likely to be realized.

    Consolidated net income for the three and six month periods ended June 30, 1998 is $1,766,000 and $2,325,000 compared to $1,379,000 and
    $2,541,000 for the same periods in 1997. The earning for the current year are favorably impacted by a reduction in the valuation allowance of deferred income tax assets which resulted in a tax benefit for the

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Continued)

    quarter and year-to-date of approximately $750,000. Net income for the current year is also impacted by lower sales for the quarter and year-to-date, partially offset by higher gross profit margins in the current year.

    Liquidity and Capital Resources

    Consolidated net working capital increased to $18.9 million at June 30, 1998 compared to $18.6 million at December 31, 1997. The increase is due primarily to net earnings for the year-to-date, partially offset by the acquisitions of CFR and IMB Electronics and dividend payments. The major changes in components of working capital were higher inventories of $3.4 million, higher cash balances of $2.3 million, higher current liabilities of $2 million and lower receivables of $2.7 million.

    In May, 1998, a subsidiary of the Company acquired the stock of IMB Electronic Products Inc. (IMB) of Santa Fe Springs, California for approximately $1.3 million in cash. IMB is a manufacturer of film capacitors, energy storage devices used primarily to resist changes in voltage. The Company's sales for the year ended December 31, 1997 were approximately $3 million.

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

    The Company is in the process of conducting a comprehensive review of its information technology and non-information technology systems to identify the systems that could be affected by the "Year 2000" issue and is developing an implementation plan to resolve the issue. The Company presently believes that, with modifications to existing software, converting to new software, or acquiring new non-information technology systems, the Year 2000 problem will not pose significant operational problems for the Company's information technology and non-information technology systems as so modified and converted. However, if such modifications and conversions are not completed timely, the Year 2000 issue may have a material impact on the operations of the Company. The costs of the modifications are not expected to have a material effect on the results of operations of the Company.

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

    In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement is effective for fiscal year beginning after June 15, 1999. Management has not yet determined the impact that the adoption of this statement may have on earnings, financial condition or liquidity of the Company. The Company plans to adopt SFAS No. 133 as permitted by this accounting standard by January 1, 2000.

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

    The Company plans to adopt these accounting standards in connection with the preparation of the December 31, 1998 consolidated financial statements as permitted by SFAS No. 131 and No. 132. The adoption of these standards is not expected to have a material impact on consolidated results, financial condition, or long-term liquidity.

    In March 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-1 "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use." The SOP is effective for financial statements for fiscal years beginning after December 15, 1998.

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION


    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Continued)

    In April 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, "Reporting as the costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. The SOP requires costs related to start-up activities and organization costs be expensed as incurred. The statement is effective for financial statements for fiscal year beginning after December 15, 1998.

    The Company plans to adopt these SOP's in connection with the preparations of the December 31, 1999 consolidated financial statements as permitted by SOP 98-1 and 98-5. The adoption of these standards will not have a material impact on consolidated results, financial conditions, or long-term liquidity.

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

                        SELAS CORPORATION OF AMERICA

                         PART II - OTHER INFORMATION


    ITEM 4.  Submission of Matters to a Vote of Security Holders

    The 1998 Annual Meeting of Shareholders of the Company was held on April 21, 1998.

    At the 1998 Annual Meeting:

       (i) Messrs. Mark M. Gorder and Stephen F. Ryan were re-elected to the Board of Directors of the Company for terms expiring at the 2001 Annual Meeting. In such election, 4,656,506 votes were cast for Mr. Gorder and 4,656,506 votes were cast for Mr. Ryan. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed at the 1998 Annual Meeting by the holders of 13,125 shares withheld authority to vote for Mr. Gorder and those filed by the holders of 13,125 shares withheld authority to vote for Mr. Ryan. No "broker nonvotes" were received at the 1997 Annual Meeting with respect to the election of directors;

       (ii) 4,656,900 shares were voted in favor of ratifying the appointment of KPMG Peat Marwick LLP as the Company's auditors for 1998 and 3,750 shares were voted against such proposal. Proxies filed at the 1998 Annual Meeting by the holders of 8,981 shares instructed the proxy holders to abstain from voting on such proposal. No "broker nonvotes" were received at the 1998 Annual Meeting with respect to this proposal.

    ITEM 6.  Exhibits and Reports on Form 8-K

    (a) Reports on Form 8-K - There were no reports on Form 8-K filed for the six months ended June 30, 1998.

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

                                           SELAS CORPORATION OF AMERICA
                                                  (Registrant)





    Date:   August 12, 1998
                                            Robert W. Ross
                                            Vice President and
                                            Chief Financial Officer