Form 10-Q
period 1998-09-30
SELAS CORP OF AMERICA
filed 1998-11-12
CIK 88790

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                                FORM 10-Q


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

 FOR THE PERIOD ENDED            SEPTEMBER 30, 1998

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


             CLASS                     OUTSTANDING AT OCTOBER 28, 1998
 COMMON SHARES, $1.00 PAR VALUE        5,251,517 (exclusive of 363,564
                                             treasury shares)

                      SELAS CORPORATION OF AMERICA


                               I N D E X

                                                            Page
                                                           Number
 PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

          Consolidated Balance Sheets as of
          September 30, 1998 and December 31, 1997 . . . . .  3, 4

          Consolidated Statements of Operations for the
          Three Months Ended September 30, 1998
          and 1997   . . . . . . . . . . . . . . . . . . . .  5

          Consolidated Statements of Operations for the
          Nine Months Ended September 30, 1998 and 1997. . .  6

          Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30,
          1998 and 1997  . . . . . . . . . . . . . . . . . .  7

          Consolidated Statement of Shareholders' Equity
          for the Nine Months Ended September 30, 1998 . . .  8

          Notes to Consolidated Financial Statements   . . .  9, 10, 11,
                                                              12,13


       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations   . . . . . . . . . . . . . . . .  14,15,16,
                                                              17,18,19




 PART II - OTHER INFORMATION



       Item 6.  Exhibits and Reports on Form 8-K   . . . . .  20

                         SELAS CORPORATION OF AMERICA

                         Consolidated Balance Sheets
                                   Assets

                                            September 30,     December 31,
                                               1998              1997
                                            (Unaudited)       (Audited)
 Current assets

   Cash, including cash equivalents of
     $1,853,000 in 1998 and $2,579,000
     in 1997  . . . . . . . . . . . . . .   $ 4,177,680      $ 3,034,903

   Accounts receivable (including unbilled
     receivables of $4,887,000 in 1998
     and $6,574,000 in 1997, less allowance
     for doubtful accounts of $1,090,000 in
     1998 and $681,000 in 1997) . . . . .    30,759,111       30,931,625

   Inventories  . . . . . . . . . . . . .    14,187,131        9,999,140

   Deferred income taxes  . . . . . . . .     2,227,717        2,840,423

   Other current assets . . . . . . . . .     1,455,383          919,608

       Total current assets . . . . . . .    52,807,022       47,725,699

 Investment in unconsolidated affiliate .       473,635          472,689

 Property, plant and equipment

   Land   . . . . . . . . . . . . . . . .     1,077,522        1,041,869

   Buildings .  . . . . . . . . . . . . .    11,297,043       10,839,950

   Machinery and equipment .  . . . . . .    26,121,249       22,720,633

                                             38,495,814       34,602,452

   Less:  Accumulated depreciation  . . .    19,718,360       17,284,665

     Net property, plant and equipment  .    18,777,454       17,317,787

 Deferred pension cost. . . . . . . . . .        15,636          56,973

 Deferred income taxes  . . . . . . . . .         1,675             --

 Excess of cost over net assets of acquired
   subsidiaries less accumulated amortization
   of $2,168,000 and $1,696,000 . . . . .    16,206,327       15,502,201

 Other assets including patents, less
   amortization . . . . . . . . . . . . .       614,134          719,715

                                            $88,895,883      $81,795,064
                                            ===========      ===========

      See accompanying notes to the consolidated financial statements.

                           SELAS CORPORATION OF AMERICA

                           Consolidated Balance Sheets
                      Liabilities and Shareholders' Equity

                                            September 30,     December 31,
                                               1998              1997
                                            (Unaudited)       (Audited)
 Current liabilities

  Notes payable . . . . . . . . . . . . . . $ 5,102,794      $   975,804

  Current maturities of long-term debt  . .   3,220,635        2,618,463

  Accounts payable  . . . . . . . . . . . .  14,001,942       14,336,607

  Federal, state and foreign income taxes .     855,004          693,240

  Customers' advance payments on contracts    2,052,162          902,592

  Guarantee obligations and estimated
   costs of service . . . . . . . . . . .     2,841,544        2,705,293

  Other accrued liabilities . . . . . . .     6,362,394        6,851,846

       Total current liabilities  . . . .    34,436,475       29,083,845

 Long-term debt   . . . . . . . . . . . .     6,985,602        7,015,080

 Pension plan obligation  . . . . . . . .        15,636           56,973

 Other postretirement benefit obligations     3,952,476        4,024,217

 Deferred income taxes. . . . . . . . . .          --          1,215,436

 Contingencies and commitments

 Shareholders' equity

  Common shares, $1 par; 10,000,000 shares
   authorized; 5,591,524 and 5,589,324
   shares issued, respectively. . . . . .     5,591,524        5,589,324

  Additional paid-in capital  . . . . . .    11,801,383       11,792,878

  Retained earnings . . . . . . . . . . .    25,667,530       23,130,255

  Accumulated other comprehensive income        827,194          268,993

  Less:  363,564 common shares held in
          treasury, at cost . . . . . . .      (381,937)        (381,937)

       Total shareholders' equity   . . .    43,505,694       40,399,513

                                            $88,895,883      $81,795,064
                                            ===========      ===========

         See accompanying notes to the consolidated financial statements.

                         SELAS CORPORATION OF AMERICA

                    Consolidated Statements of Operations
                                  (Unaudited)



                                           Three Months Ended
                                      September 30,     September 30,
                                          1998              1997

 Sales, net                           $25,202,822       $28,328,138

 Operating costs and expenses
   Cost of sales                       19,420,092        22,852,879
   Selling, general and
     administrative expenses            4,382,623         3,735,121

 Operating income                       1,400,107         1,740,138

 Interest (expense)                      (298,873)         (247,341)
 Interest income                           34,477            71,872
 Other income (expense), net              314,575           156,937

 Income before income taxes             1,450,286         1,721,606

 Income taxes                             532,503           582,448

 Net income                           $   917,783       $ 1,139,158
                                      ===========       ===========



 Earnings per share

   Basic
     Income per common and
     common equivalent share                 $.18              $.22
                                      ===========       ===========

     Weighted average common
     shares outstanding                 5,228,000         5,214,000

   Diluted
     Income per common and
     common equivalent share                 $.17              $.21
                                      ===========       ===========

     Weighted average common
     shares outstanding                 5,308,000         5,373,000


 Comprehensive income                 $ 1,538,995       $ 1,103,761
                                      ===========       ===========


     See accompanying notes to the consolidated financial statements.

                       SELAS CORPORATION OF AMERICA

                  Consolidated Statements of Operations
                                (Unaudited)


                                             Nine Months Ended
                                      September 30,    September 30,
                                          1998              1997

 Sales, net                           $72,291,184       $86,334,612

 Operating costs and expenses
   Cost of sales                       54,765,344        67,931,495
   Selling, general and
     administrative expenses           13,314,715        11,632,796

 Operating income                       4,211,125         6,770,321

 Interest (expense)                      (841,114)         (764,952)
 Interest income                           82,154           207,360
 Other income (expense), net              258,979          (146,599)

 Income before income taxes             3,711,144        6,066,130

 Income taxes                             468,235         2,385,789

 Net income                           $ 3,242,909       $ 3,680,341
                                      ===========       ===========


 Earnings per share

   Basic
     Income per common and
     common equivalent share                 $.62              $.71
                                      ===========       ===========

     Weighted average common
     shares outstanding                 5,227,000         5,212,000

   Diluted
     Income per common and
     common equivalent share                 $.61              $.69
                                      ===========       ===========

     Weighted average common
     shares outstanding                 5,315,000         5,322,000


 Comprehensive income                 $ 3,801,110       $ 2,930,990
                                      ===========       ===========


     See accompanying notes to the consolidated financial statements.

                         SELAS CORPORATION OF AMERICA
                    Consolidated Statements of Cash Flows
                                  (Unaudited)
                                               Nine Months Ended
                                         September 30,   September 30,
                                             1998            1997
 Cash flows from operating activities:
  Net income . . . . . . . . . . . . .   $ 3,242,909     $ 3,680,341
  Adjustments to reconcile net income to
   net cash provided (used) by operating
    activities:
   Depreciation and amortization . . .     2,794,372       2,608,439
   Equity in (income) of unconsoli-
    dated affiliate  . . . . . . . . .          (946)         (1,967)
   (Gain) loss on sale of property and
    equipment    . . . . . . . . . . .          (905)          6,105
   Deferred taxes  . . . . . . . . . .      (576,420)       (508,732)
   Changes in operating assets and liabilities:
     Decrease in accounts receivable .     2,001,507       3,507,647
    (Increase) in inventories . . . . .   (2,658,561)     (1,674,593)
    (Increase) decrease in other assets        6,199        (360,902)
     Increase (decrease) in accounts
       payable . . .                      (1,248,454)        965,971
    (Decrease) in accrued expenses  . .   (1,838,257)     (2,508,456)
     Increase  (decrease) in customer
       advances . . . . . . . . . . .         23,033      (4,206,834)
     Increase (decrease) in other
       liabilities . .                         3,042         (10,653)
        Net cash provided by
        operating activities  . . . . .    1,747,519       1,496,366

 Cash flows from investing activities:
  Purchases of property, plant and
   equipment  . . . . . . . . . . . . .   (2,680,254)     (2,592,533)
  Proceeds from sale of property, plant
   and equipment .  . . . . . . . . . .        5,900           8,052
  Acquisition of subsidiary companies,
   net of cash acquired . . . . . . . .   (1,748,568)     (5,151,620)
        Net cash (used) by investing
        activities    . . . . . . . . .   (4,422,922)     (7,736,101)

 Cash flows from financing activities:
  Proceeds from short-term bank
   borrowings                              3,956,107         670,119
  Proceeds from long-term borrowings            --           176,793
  Proceeds from borrowings to acquire
   subsidiary company . . . . . . . . .    2,495,840       3,500,000
  Repayments of short-term bank
   borrowings . . . . . . . . . . . . .         --            (7,404)
  Repayments of long-term debt  . . . .   (2,201,731)     (2,192,339)
  Proceeds from exercise of stock
   options  . . . . . . . . . . . . . .       10,196          91,269
  Payment of dividends  . . . . . . . .     (705,634)       (695,065)
        Net cash provided by
        financing facilities  . . . . .    3,554,778       1,543,373

 Effect of exchange rate changes on
  cash  . . . . . . . . . . . . . . . .      263,402        (615,586)
 Net increase (decrease) in cash and
  cash equivalents. . . . . . . . . . .    1,142,777      (5,311,948)
 Cash and cash equivalents, beginning of
  period  . . . . . . . . . . . . . . .    3,034,903       8,343,820
 Cash and cash equivalents, end of
  period  . . . . . . . . . . . . . . .  $ 4,177,680     $ 3,031,872
                                         ===========     ===========

                           SELAS CORPORATION OF AMERICA

                    Consolidated Statement of Shareholders' Equity
                         Nine Months Ended September 30, 1998
                                    (Unaudited)

                                   Common Stock              Additional
                              Number of                       Paid-In
                               Shares          Amount         Capital

 Balance, January 1, 1998     5,589,324      $5,589,324     $11,792,878
 Net income
 Exercise of stock options        2,200           2,200           8,505
 Cash dividends paid
   ($.135 per share)
 Foreign currency translation
   gain
 Comprehensive income

 Balance, September 30, 1998  5,591,524      $5,591,524     $11,801,383
                              =========      ==========     ===========

                                             Accumulated
                                                Other
                                Retained     Comprehensive  Comprehensive
                                Earnings        Income         Income


 Balance, January 1, 1998     $23,130,255    $  268,993
 Net income                     3,242,909                   $3,242,909
 Exercise of stock options
 Cash dividends paid
   ($.135 per share)             (705,634)
 Foreign currency translation
   gain                                         558,201        558,201

 Comprehensive income                                       $3,801,110
                                                            ==========
 Balance, September 30, 1998  $25,667,530    $  827,194
                               ==========     ==========

                                                Total
                                 Treasury    Shareholders'
                                  Stock         Equity

 Balance, January 1, 1998     $  (381,937)   $40,399,513
 Net income                                    3,242,909
 Exercise of stock options                        10,705
 Cash dividends paid
   ($.135 per share)                            (705,634)
 Foreign currency translation
   gain                                          558,201
 Comprehensive income

 Balance,  September 30, 1998 $  (381,937)   $43,505,694
                               ==========     ==========

  (See accompanying notes to the consolidated financial statements)

                           SELAS CORPORATION OF AMERICA

                          PART I - FINANCIAL INFORMATION


 ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

 1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of September 30, 1998 and December 31, 1997, and the consolidated results of its operations for the three and nine months ended September 30, 1998 and 1997 and consolidated statements of shareholders' equity and cash flows for the nine months then ended. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

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

     These acquisitions have been accounted for as purchases and the results of CFR, SEER and IMB have been included in the accompanying consolidated financial statements since the dates of the acquisitions. The purchase price was allocated to assets and liabilities based on the estimated fair value as of the dates of the acquisitions. Such allocations have been based on preliminary estimates of fair value which may be revised at a later date.

     In  February   1997,  the  Company  acquired  the  assets  and  certain
     liabilities of the Rodan Division of Ketema, Inc.  Under the

                     SELAS CORPORATION OF AMERICA
                    PART I - FINANCIAL INFORMATION

 ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

 3.   Acquisitions (Continued)

      Purchase Agreement, the Company agreed to deliver to Ketema additional purchase price, payable in the Company's Common Shares, based upon the performance of the acquired business during a one year period ending in February 1998. In October 1998, the Company tendered 23,557 Common Shares to Ketema in satisfaction of this requirement.

 4.   Inventories consist of the following:

                                       September 30,   December 31,
                                            1998            1997

        Raw material                    $3,695,033      $3,054,544
        Work-in-process                  4,939,476       2,721,964
        Finished products and
          components                     5,552,622       4,222,632

                      Total             $14,187,131     $9,999,140
                                        ===========     ==========
 5.    Income Taxes

       Consolidated income taxes for the nine month periods ended September 30, 1998 and 1997 are $468,000 and $2,386,000 which result in effective tax rates of 12.6% and 39.3%, respectively. The rate of tax in relation to pre-tax income in 1998 is lower because in the second quarter, the Company reduced the valuation allowance applied against domestic postretirement benefit obligations by $724,512 and against certain domestic employee pension plan obligations by $33,694. The reduction in the valuation allowance was based on several factors including: recent acquisitions, future income projections, past earnings history and trends, reasonable and prudent tax planning strategies, and the expiration dates of carryforwards. The Company has determined that it is more likely than not that the $758,206 of deferred tax assets will be realized. The remaining valuation allowance of approximately $863,971 is maintained against deferred tax assets which the Company has determined are not more than likely to be realized.

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

 7.   Statements of Cash Flows
      Supplemental disclosures of cash flow information:

                                               Nine Months Ended
                                         September 30,    September 30,
                                            1998              1997

      Interest received . . . . . . .    $   76,544       $  176,480
      Interest paid . . . . . . . . .    $  717,955       $  660,870
      Income taxes paid . . . . . . .    $1,613,440       $1,469,521

             SELAS CORPORATION OF AMERICA

                    PART I - FINANCIAL INFORMATION

 ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)-
          (Continued)


 8. Accounts Receivable

    At September 30, 1998, the Company had $2,095,986 of trade accounts receivable due from major U.S. automotive manufacturers and $3,533,137 of trade accounts receivable due from hearing aid manufacturers. The Company also had $10,971,351 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.

                     SELAS CORPORATION OF AMERICA

                    PART I - FINANCIAL INFORMATION

 ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)
          (Continued)

 9.   Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:
                                         For the Three Months
                                      Ended September 30, 1998

                                  Income        Shares      Per Share
                                Numerator     Denominator     Amount

 Basic Earnings Per Share

   Income available to
    common shareholders         $   917,783     5,227,525   $     .18
                                                            =========

 Effect Of Dilutive Securities

   Stock options                                  56,969
   Earnings contingency                           23,557

 Diluted Earnings Per Share

   Income available to common
     shareholders plus assumed
     conversions                $  917,783     5,308,051    $     .17
                                =====================================

                                         For the Nine Months
                                      Ended September 30, 1998
                                  Income        Shares      Per Share
                                Numerator     Denominator     Amount

 Basic Earnings Per Share

   Income available to
    common shareholders         $3,242,909     5,226,781    $     .62
                                                            =========

 Effect Of Dilutive Securities

   Stock options                                  64,659
   Earnings contingency                           23,557

 Diluted Earnings Per Share

   Income available to common
     shareholders plus assumed
     conversions                $3,242,909     5,314,997    $     .61
                                =====================================




                                   -14


                      SELAS CORPORATION OF AMERICA

                     PART I - FINANCIAL INFORMATION


 ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

 Consolidated net sales decreased to $25.2 million and $72.3 million for the three and nine months ended September 30, 1998 compared to $28.3 million and $86.3 million for the same periods ended September 30, 1997. Net sales for the heat processing segment decreased to $12.1 million and $32.9 million for the three and nine month periods ended September 30, 1998 compared to $16.4 million and $51 million for the same periods in 1997. The decline in sales for the three and nine month periods was due in part to lower sales backlog of large engineered contracts as of the beginning of fiscal year 1998 as compared to the beginning of fiscal year 1997. The February, 1998 acquisition of CFR, a French Company, generated sales of $3.5 million and $8.6 million for the quarter and year-to-date which partially offset some of the sales decline for the periods. Sales and earnings of large engineered contracts are recognized on the percentage-of-completion method and generally require more than twelve months to complete. Consolidated backlog for the heat processing segment was up to $26.4 million at September 30, 1998 compared to $16.9 million for the same period in 1997. Sales for the Company's precision electromechanical and plastics components segment increased to $9.5 million and $27.4 million for the three and nine month periods ended September 30, 1998 compared to $8.6 million and $24.6 million for the same periods in 1997. The increase in sales is partially attributable to the acquisition of RTI Electronics
 (RTIE) in February 1997 and IMB Electronic Products Inc. (IMB) in May 1998. Also impacting this segment's increased sales were higher sales of hybrid electromechanical systems and plastic component sales to its hearing health customers. Sales for the tire holders, lifts and related products segment increased to $3.6 million and $12 million for the three and nine months ended September 30, 1998 compared to $3.3 million and $10.7 million for the same periods last year. The increased sales are due to higher unit sales of the Company's tire lifts to the automotive industry.

 The Company's gross profit margin as a percentage-of-sales increased to 23% and 24.3% for the three and nine month periods ended September 30, 1998 compared to 19.3% and 21.4% for the same periods in 1997. Gross profit margins for the heat processing segment increased to 20% and 20.9% for the three and nine months ended September 30, 1998 compared to 11.7% and 15.6% for the same periods in 1997. Gross profit in the heat processing segment vary markedly from contract to contract, depending on customer specifications and other conditions related to the contract. The third quarter's gross profit margin in 1997 was lower than the current quarter due to higher costs for a contract that was nearing completion last year. Gross profit margins for the precision electromechanical and plastics components segment




                                   -15

                      SELAS CORPORATION OF AMERICA

                     PART I - FINANCIAL INFORMATION

 ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

 decreased to 28.5% and 30.5% for the three and nine month periods ended September 30, 1998 compared to 35.3% and 35.7% for the same periods in 1997. The lower gross profit margins are partially attributable to the acquisitions of RTIE in February, 1997 and IMB in May, 1998 as their products, while profitable, do not achieve the historical gross profit margins of this business segment. Also impacting the lower gross profit margins, but to a lesser degree, is the mix of product sales between the periods as precision electromechanical and plastic components have varying gross profit margins. Further impacting the gross profit margins for the quarter was severe price competition from RTIE's competition. Gross profit margins for the tire holders, lifts and related products increased to 18.7% and 19.8% for the three and nine month periods ended September 30, 1998 compared to 15% and 16.2% for the same periods in 1997. The improved gross profit margins are due to increased units sold and improved manufacturing efficiencies.

 Selling, general and administrative expenses increased to $4.4 million and $13.3 million for the three and nine months ended September 30, 1998 compared to $3.7 million and $11.6 million for the same periods in 1997. The increase is primarily due to higher selling and administrative expenses for the companies acquired this year, CFR in February and IMB in May.

 Interest expense for the three and nine months ended September 30, 1998 increased to $299,000 and $841,000 compared to $247,000 and $765,000 for the same periods in 1997. The increase in expense is due to an increase in outside borrowings in the current year. Interest income decreased to $35,000 and $82,000 for the three and nine months ended September 30, 1998 compared to $72,000 and $207,000 for the same periods in 1997 due to lower balances available for investment.

 Other income (expense) includes gains on foreign exchange of $215,000 and $222,000 for the three and nine months ended September 30, 1998 compared to a gain of $161,000 for the three months ended September 30, 1997 and a loss of $68,000 for the nine months ended September 30, 1997.
 Consolidated income taxes for the nine month periods ended September 30, 1998 and 1997 are $468,000 and $2,386,000 which result in effective tax rates of 12.6% and 39.3%, respectively. The rate of tax in relation to pre-tax income in 1998 is lower because in the second quarter, the Company reduced the valuation allowance applied against domestic postretirement benefit obligations by $724,512 and against certain domestic employee pension plan obligations by




                                  -16


                      SELAS CORPORATION OF AMERICA

                     PART I - FINANCIAL INFORMATION


 ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

 $33,694. The reduction in the valuation allowance was based on several factors including: recent acquisitions, future income projections, past earnings history and trends, reasonable and prudent tax planning strategies, and the expiration dates of carryforwards. The Company has determined that it is more likely than not that the $758,206 of deferred tax assets will be realized. The remaining valuation allowance of approximately $863,971 is maintained against deferred tax assets which the Company has determined are not more than likely to be realized.

 Consolidated net income for the three and nine months periods ended September 30, 1998 is $917,000 and $3,243,000 compared to $1,139,000 and
 $3,680,000 for the same periods in 1997. The lower earnings in the current year are due to lower sales and higher selling and administrative (due primarily to recent acquisitions) partially offset by improved gross profit margins. The lower year-to-date earnings are also favorably impacted by a reduction in the valuation allowance of deferred tax assets of approximately $750,000.

 Liquidity and Capital Resources

 Consolidated net working capital decreased to $18.4 million at September 30, 1998 from $18.6 million at December 31, 1997. The $.2 million decrease is due to the acquisition of CFR and IMB, dividend payments and capital additions, partially offset by the earnings for the nine months ended
 September 30, 1998. The major changes in components of working capital were higher current liabilities of $5.4 million, due to short-term borrowings to finance the CFR and IMB acquisitions, higher inventories of $4.2 million (primarily acquisition related) and higher cash balances of $1.1 million.

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

                     SELAS CORPORATION OF AMERICA

                    PART I - FINANCIAL INFORMATION

 ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

 The Company currently has a program underway to remediate by March 31, 1999 all of the Company's significant computer systems that are not Year 2000 compliant. The program is divided into three major components: (1) identif-ication of all information technology systems ("IT Systems") and non-information technology systems ("Non-IT Systems") that are not Year 2000 com-pliant; (2) repair or replacement of the identified non-compliant systems; and (3) testing of the repaired or replaced systems. Approximately 25% of the IT Systems the Company uses are in-house developed. Commercially devel-oped software, the majority of which is periodically upgraded through exist-ing maintenance contracts, accounts for the balance. Part (1) and (2) of the
 Company's  Year  2000  program  are  substantially  complete.    Review  of
 accounting and financial reporting systems is finished, and the Company is continuing to review Non-IT Systems that have embedded microprocessors in
 various  types of equipment.   Part (2), repairing  and replacing, has been
 completed for both in-house and commercially developed IT systems. Part (3), testing, is underway and the Company has targeted March 31, 1999 as a completion date.

 The Company has been inquiring of certain key suppliers and business partners about their Year 2000 readiness. While no assurances can be given that key suppliers and business partners will remedy their own Year 2000 issues, the Company to date has not identified any material impact on its ability to con-tinue normal business operations with suppliers or other third parties who fail to address the Year 2000 issue.

 Actual costs associated with implementation of the Company's Year 2000 program are expected to be insignificant to the Company's operations and financial condition. Costs of $75,000 to $100,000, primarily for software and outside services, are expected to be incurred. Significantly all of these costs are expected to be expensed.

 The Company  will continue to monitor  and evaluate the impact  of the Year
 2000 issue on its operations.   Until the Company has completed   the final
 testing part of its program, the risks from potential Year 2000 failures cannot be fully assessed. Due to this situation, the Company cannot now begin final contingency plans. These plans will be developed as potential Year 2000 failures are identified in the final testing stages. Nevertheless, if remediation is not accomplished successfully in a timely fashion and suc-cessful contingency plans are not implemented, the Company believes the Year 2000 issue could have a material adverse effect on the Company.

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

 On January 1, 1999, eleven of fifteen member countries of the European Union are scheduled to establish fixed conversion rates between their existing currencies ("legacy currencies") and one common currency - the Euro. The Euro will then trade on currency exchanges and may be used in business transactions. The conversion to the Euro will eliminate currency exchange risk between the member countries. Beginning in January 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company has recognized this situation and is currently in the process of developing a plan to address any issue being raised by the currency conversion. Possible issues include, but are not limited to, the need to adapt computer and financial systems to recognize Euro-denominated transactions, as well as the impact of one common currency on pricing. The Company anticipates these issues to be resolved in conjunction with any Year 2000 issues. However, due to the uncertainty of this matter, the Company can not guarantee any definite outcome or result on operations.

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

 Forward-Looking and Cautionary Statements

 The Company and its representatives may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management's Discussion and Analysis. Actual results may differ materially from those contained in or implied by such forward-looking statements due to competition, foreign currency and other global economic factors, the failure of the Company or its material suppliers or customers to remedy Year 2000 is-sues and other factors. In order to take advantage of the "safe harbor" prov-isions of the Private Securities Litigation Reform Act of 1995, the Company has identified in its Annual Report on Form 10-K for the year ending December 31, 1997, certain other important factors which could cause the Company's actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of the Company. All such forward-looking statements are quali-fied by reference to the cautionary statements herein and in such Report on Form 10-K.

                     SELAS CORPORATION OF AMERICA

                      PART II - OTHER INFORMATION




 ITEM 6.  Exhibits and Reports on Form 8-K

 (a)        Exhibits

            4A. Amended and Restated Credit Agreement dated July 31, 1998 among the Company, Deuer Manufacturing, Inc., Resistance Technology, Inc., RTI Export, Inc. and RTI Electronics, Inc.
            4B. Amended and Restated Revolving Credit Note, dated July 31, 1998, of the Company in favor of First Union National Bank.

            10B. Non-Employee Directors' Stock Option Plan and Form of Stock Option Agreements under such Plan. Exhibit 4 to the Company's Registration Statement on Form S-8 filed on October 30, 1998 is hereby incorporated herein by reference.


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


                                     SELAS CORPORATION OF AMERICA
                                          (Registrant)






 Date:  November 12, 1998
                                           Robert W. Ross
                                       Vice President and CFO









                              EXHIBIT INDEX



 EXHIBITS:

        4A. Amended and Restated Revolving Credit Note, dated July 31, 1998, of the Company in favor of First Union National Bank.
        4B. Amended and Restated Credit Agreement dated July 31, 1998 among the Company, Deuer Manufacturing, Inc., Resistance Technology, Inc., RTI Export, Inc. and RTI Electronics, Inc.

        10A. Supplemental Retirement Plan (Amended and Restated effective June 1, 1998.)






                   AMENDED AND RESTATED REVOLVING CREDIT NOTE


$4,000,000.00                                                      July __, 1998
                                                      Philadelphia, Pennsylvania

          FOR VALUE RECEIVED, the undersigned SELAS CORPORATION OF AMERICA, a Pennsylvania corporation, with principal offices at 2034 Limekiln Pike, Dresher, Pennsylvania 19025 (the "Borrower"), promises to pay to the order of FIRST UNION NATIONAL BANK, a national banking association, successor by way of merger to First Fidelity Bank, N.A., Pennsylvania (the "Bank"), with an office at Broad and Walnut Streets, Philadelphia, Pennsylvania 19109, on the Revolving Credit Termination Date (as defined in the Credit Agreement defined below), the principal sum of Four Million Dollars ($4,000,000.00) or such lesser principal amount as is actually outstanding under the Revolving Credit Facility (as defined in the Credit Agreement) on such date, and with interest on the unpaid principal balance hereof payable as set forth below. All such principal and interest shall be payable in lawful money of the United States of America in immediately available funds on a Business Day at the offices of the Bank set forth above.

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

          This Amended and Restated Revolving Credit Note (herein, the "Note") arises out of a certain Amended and Restated Credit Agreement, dated the date hereof, by and among Borrower, Deuer Manufacturing, Inc., Resistance Technology, Inc., RTI Electronics, Inc., RTI Export, Inc. and the Bank, (as amended from time to time, the "Credit Agreement"). Capitalized terms used but not otherwise defined in this Note shall have the respective meanings given to such terms in the Credit Agreement. Reference is made to the Credit Agreement for a statement of the respective rights and obligations of the parties and the terms and conditions therein provided under which the principal hereof and accrued interest thereon, if any, may become immediately due and payable. The collateral specified in the applicable Collateral Security Documents shall secure the obligations of Borrower under this Note.

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

          In the event any interest rate applicable hereto is in excess of the highest rate allowable under applicable law, then the rate of such interest will be reduced to the highest rate not in excess of such maximum allowable interest and any excess previously paid by Borrower shall be deemed to have been applied against principal.
          If Borrower subscribes to Bank's cash management services and such services are applicable to the Revolving Credit Facility, the terms of such service shall control the manner in which funds are transferred between the applicable demand deposit account and the Revolving Credit Facility for credit or debit to the line of credit.

          BORROWER HEREBY AUTHORIZES AND EMPOWERS ANY ATTORNEY OR ATTORNEYS OR THE PROTHONOTARY OR CLERK OF ANY COURT OF THE COMMONWEALTH OF PENNSYLVANIA, OR ELSEWHERE, TO APPEAR FOR BORROWER AT ANY TIME FOLLOWING THE OCCURRENCE OF AN EVENT OF DEFAULT UNDER THE CREDIT AGREEMENT IN ANY SUCH COURT IN AN APPROPRIATE ACTION THERE OR ELSEWHERE BROUGHT OR TO BE BROUGHT AGAINST BORROWER BY ANY BANK ON THIS NOTE, WITH OR WITHOUT DECLARATIONS FILED, AS OF ANY TERM OR TIME OF COURT THERE OR ELSEWHERE TO BE HELD AND THEREIN TO CONFESS OR ENTER JUDGMENT AGAINST BORROWER FOR ALL SUMS DUE BY BORROWER TO BANKS UNDER THIS NOTE AND THE CREDIT AGREEMENT, TOGETHER WITH THE COSTS OF SUIT AND REASONABLE ATTORNEYS' FEES, AND FOR SO DOING THIS NOTE OR COPY HEREOF VERIFIED BY AFFIDAVIT SHALL BE A SUFFICIENT WARRANT.

          BORROWER HEREBY KNOWINGLY, VOLUNTARILY, AND INTENTIONALLY WAIVES ANY RIGHTS IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF ANY LITIGATION HEREON OR ARISING OUT OF, UNDER OR IN CONNECTION WITH THIS NOTE OR THE CREDIT AGREEMENT OR THE MAKING OF THE LOAN OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF BORROWER OR BANKS OR ANY OF THEM. THIS PROVISION IS A MATERIAL INDUCEMENT FOR BANK'S ENTERING INTO THE CREDIT AGREEMENT.

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

          This Note amends and restates in its entirety the terms of that certain Amended and Restated Revolving Credit Note, dated July 21, 1995 (together with all amendments and modifications thereto, the "Existing Note"), by the Borrower in favor of the Bank. This Note is not intended to extinguish the Borrower's obligations under the Existing Note or to constitute a novation thereof.

                  [REMAINDER OF PAGE LEFT INTENTIONALLY BLANK]

          IN WITNESS WHEREOF, the undersigned, by its duly authorized officer, has caused this Amended and Restated Revolving Credit Note to be executed, under seal, on the day and year first above written.


ATTEST:                       SELAS CORPORATION OF AMERICA



By:                           By:
     Stephen F. Ryan,              Robert W. Ross, Secretary
     Director




                      AMENDED AND RESTATED CREDIT AGREEMENT


     THIS AMENDED AND RESTATED CREDIT AGREEMENT (this "AGREEMENT") is made this ___ day of July, 1998, by and among SELAS CORPORATION OF AMERICA, a Pennsylvania corporation (the "BORROWER"), DEUER MANUFACTURING, INC., an Ohio corporation ("DEUER"), RESISTANCE TECHNOLOGY, INC., a Minnesota corporation ("RTI"), RTI EXPORT, INC., a Barbados corporation ("RTIE"), RTI ELECTRONICS, INC., a Delaware corporation ("RTI ELECTRONICS" and, together with Deuer, RTI and RTIE, the "GUARANTORS"), and FIRST UNION NATIONAL BANK, a national banking association, successor by way of merger to First Fidelity Bank, N.A., Pennsylvania (the "BANK").

                                   BACKGROUND

     A. The Bank, the Borrower, Deuer and RTI are parties to that certain Credit Agreement, dated October 20, 1993, as amended (the "ORIGINAL CREDIT AGREEMENT"), pursuant to which the Bank has made available: (1) to the Borrower, among other things, term loans in the aggregate amount of $15,050,000.00 and a revolving credit facility in a maximum principal amount of $2,000,000.00; (2) to Deuer, a revolving credit facility in a maximum principal amount of $500,000.00; and (3) to RTI, a revolving credit facility in a maximum principal amount of $1,000,000.00 (collectively, the "EXISTING LOANS").

     B. In connection with the Original Credit Agreement and in order to evidence the Existing Loans:

          1. The Borrower executed and delivered to the Bank, inter alia, (a) a Term Note A dated, October 20, 1993 in the principal amount of $11,550,000.00 ("TERM NOTE A"), (b) a Term Note C, dated February 21, 1997 in the principal amount of $3,500,000.00 ("TERM NOTE C"), and (c) a Revolving Credit Note, dated October 20, 1993 in the principal amount of $2,000,000.00, which was amended and restated by an Amended and Restated Revolving Credit Note, dated July 21, 1995 in like principal amount (the "ORIGINAL SELAS REVOLVING CREDIT NOTE," and together with Term Note A and Term Note C, collectively, the "ORIGINAL SELAS NOTES");

          2. Deuer executed and delivered to the Bank a Revolving Credit Note, dated October 20, 1993 in the principal amount of $500,000.00, which was amended and restated by an Amended and Restated Revolving Credit Note, dated July 21, 1995 in like principal amount (the "DEUER NOTE"); and

          3. RTI executed and delivered to the Bank a Revolving Credit Note, dated October 20, 1993 in the principal amount of $1,000,000.00, which was amended and restated by an Amended and Restated Revolving Credit Note, dated July 21, 1995 in like principal amount (the "RTI NOTE").

     C. In connection with the Original Credit Agreement and in order to secure the Existing Loans:

          1. Borrower executed and delivered to the Bank the following (collectively, the "SELAS COLLATERAL SECURITY DOCUMENTS"): (a) a Guaranty and Suretyship Agreement, dated October 20, 1993 (together with all amendments and modifications thereto, the "SELAS GUARANTY"), pursuant to which the Borrower irrevocably, absolutely and unconditionally guaranteed and became surety for the prompt and immediate payment and performance of certain of the obligations of Deuer and RTI under the Original Credit Agreement with respect to the Deuer Note and the RTI Note; (b) a Security Agreement, dated October 20, 1993 (together with all amendments and modifications thereto, the "SELAS SECURITY AGREEMENT"), pursuant to which the Borrower granted a first lien and security interest in certain of its assets as security for the Borrower's obligations to the Bank arising under the Original Credit Agreement, the Selas Guaranty or otherwise;
(c) UCC-1 Financing Statements for recording with the Pennsylvania Secretary of State, the Prothonotary of Montgomery County, PA, and the Register of Deeds, Montgomery County, PA; (d) a Pledge Agreement, dated October 20, 1993 (together with all amendments and modifications thereto, the "SELAS PLEDGE AGREEMENT"), pursuant to which the Borrower pledged 100% of the issued and outstanding capital stock of Deuer, RTI and RTI Electronics to the Bank as security for the Borrower's obligations under the Original Credit Agreement, the Selas Guaranty and any other documents, agreements and instruments executed thereunder or in connection therewith; and (e) a First Mortgage and Security Agreement, dated
October 20, 1993 (together with all amendments and modifications thereto, the "SELAS MORTGAGE"), covering certain real property located in Dreshertown, Upper Dublin Township, Montgomery County, Pennsylvania as security for the Borrower's obligations to the Bank under the Original Credit Agreement, the Original Selas Notes and the Selas Guaranty.

          2. Deuer executed and delivered to the Bank the following (collectively, the "DEUER COLLATERAL SECURITY DOCUMENTS"): (a) a Guaranty and Suretyship Agreement, dated October 20, 1993 (together with all amendments and modifications thereto, the "DEUER GUARANTY"), pursuant to which Deuer irrevocably, absolutely and unconditionally guaranteed and became surety for the prompt and immediate payment and performance of certain of the obligations of the Borrower under the Original Credit Agreement; (b) a Security Agreement, dated October 20, 1993 (together with all amendments and modifications thereto, the "DEUER SECURITY AGREEMENT"), pursuant to which Deuer granted a first lien and security interest in certain of its assets as security for Deuer's obligations to the Bank arising under the Original Credit Agreement, the Deuer Guaranty or otherwise; (c) UCC-1 Financing Statements for recording with the Ohio Secretary of State and the Recorder, Montgomery County, OH; and (d) an Open-End First Mortgage and Security Agreement, dated October 20, 1993 (together with all amendments and modifications thereto, the "DEUER MORTGAGE"), covering certain real property located in the City of Moraine, Montgomery County, Ohio as security for Deuer's obligations to the Bank under the Original Credit Agreement, the Deuer Note and the Deuer Guaranty.

          3. RTI executed and delivered to the Bank the following (collectively, the "RTI COLLATERAL SECURITY DOCUMENTS"): (a) a Guaranty and Suretyship Agreement, dated October 20, 1993 (together with all amendments and modifications thereto, the "RTI GUARANTY"), pursuant to which RTI irrevocably, absolutely and unconditionally guaranteed and became surety for the prompt and immediate payment and performance of certain of the obligations of the Borrower under the Original Credit Agreement; (b) a Security Agreement, dated October 20, 1993 (together with all amendments and modifications thereto, the "RTI SECURITY AGREEMENT"), pursuant to which RTI granted a first lien and security interest in certain of its assets as security for RTI's obligations to the Bank arising under the Original Credit Agreement, the RTI Guaranty or otherwise; (c) UCC-1 Financing Statements for recording with the Minnesota Secretary of State and Ramsey County, Minnesota; and (d) a Patent and Trademark Security Agreement, dated October 20, 1993 (together with all amendments and modifications thereto, the "INTELLECTUAL PROPERTY SECURITY AGREEMENT"), pursuant to which RTI granted a lien and security interest in certain patents, trademarks and other similar intellectual property of RTI as security for RTI's obligations to the Bank arising under the Original Credit Agreement, the RTI Guaranty or otherwise.

          4. RTIE executed and delivered to the Bank the following (collectively, the "RTIE COLLATERAL SECURITY DOCUMENTS"): (a) a Guaranty and Suretyship Agreement, dated October 20, 1993 (together with all amendments and modifications thereto, the "RTIE GUARANTY"), pursuant to which RTIE irrevocably, absolutely and unconditionally guaranteed and became surety for the prompt and immediate payment and performance of certain of the obligations of the Borrower under the Original Credit Agreement; (b) a Security Agreement, dated October 20, 1993 (together with all amendments and modifications thereto, the "RTIE SECURITY AGREEMENT"), pursuant to which RTIE granted a first lien and security interest in certain of its assets as security for RTIE's obligations to the Bank arising under the Original Credit Agreement, the RTIE Guaranty or otherwise; and (c) UCC-1 Financing Statements for recording with the Minnesota Secretary of State and Ramsey County, Minnesota.
          5. RTI Electronics, Inc. executed and delivered to the Bank the following (collectively, the "RTI ELECTRONICS COLLATERAL SECURITY DOCUMENTS"):
(a) a Guaranty and Suretyship Agreement, dated February 20, 1997 (together with all amendments and modifications thereto, the "RTI ELECTRONICS GUARANTY"), pursuant to which RTI Electronics irrevocably, absolutely and unconditionally guaranteed and became surety for the prompt and immediate payment and performance of certain of the obligations of the Borrower under the Original
Credit Agreement; (b) a Security Agreement, dated as of February 20, 1997 (together with all amendments and modifications thereto, the "RTI ELECTRONICS SECURITY AGREEMENT"), pursuant to which RTI Electronics granted a lien and security interest in certain of its assets as security for RTI Electronic's obligations to the Bank arising under the Original Credit Agreement, the RTI Electronics Guaranty or otherwise; and (c) UCC-1 Financing Statements for recording with the Secretary of State of California, the County Clerk, Orange County, CA, the Pennsylvania Secretary of State, and the Prothonotary, Montgomery County, PA.

     D. Subject to the terms and conditions of this Agreement, the Borrower, the Guarantors and the Bank have agreed to increase the amount of the revolving credit facility of the Borrower from $2,000,000.00 to $4,000,000.00 and to terminate the revolving credit facilities of Deuer and RTI under the Original Credit Agreement. The outstanding indebtedness under the Deuer Note and the RTI Note will be repaid with advances made to the Borrower under the increased revolving credit facility.

     E. The parties have agreed to amend the Original Credit Agreement to increase the revolving credit facility of the Borrower as set forth above and to provide for certain other changes to the Original Credit Agreement as set forth herein. For purposes of convenience, the parties are entering into this Agreement to amend and restate the Original Credit Agreement in its entirety.

     NOW, THEREFORE, in consideration of the foregoing background and the promises and the agreements hereinafter set forth, and intending to be legally bound hereby, the parties hereto agree as follows:


                                    SECTION 1
                                   DEFINITIONS

     1.1 DEFINITIONS. When used in this Agreement, the following terms shall have the respective meanings set forth below.

            "Accumulated Funding Deficiency" has the meaning ascribed to that term in Section 412 of ERISA.

            "Advance" means a borrowing under the Revolving Credit Facility, including any advances pursuant to Section 2.6 or 3.3(b) of this Agreement and any outstanding advances made under the Original Selas Revolving Credit Note.

            "Advance Request Form" means the certificate in the form attached hereto as Exhibit A to be delivered by the Borrower to the Bank as a condition of each Advance.

            "Affiliate" means: (i) any Person which directly or indirectly owns, controls or holds five percent (5%) or more of the outstanding beneficial equity interest in the specified Person; (ii) any Person of which five percent (5%) or more of the outstanding beneficial equity interest is directly or indirectly owned, controlled, or held by the specified Person; (iii) any Person which directly or indirectly is under common control with the specified Person; (iv) any officer, director or partner of the specified Person or any Affiliate thereof; or (v) any immediate family member of any person who is an Affiliate. Each Affiliate of the Borrower (other than those described in subclause (iv) and
(v) hereof), as of the date hereof, is identified on Schedule I-A attached hereto. For purposes of this definition, "control" means the possession, directly or indirectly, of the power to direct or cause the direction of the management and policies of a Person, whether through the ownership of voting securities, by contract, or otherwise.

            "Agreement" means this Amended and Restated Credit Agreement and all exhibits and schedules hereto, as each may be amended from time to time.

            "Bank"  means   First  Union  National  Bank,   a  national  banking
association, formerly known as First Fidelity Bank, N.A., Pennsylvania, and its respective successors and assigns.

            "Base Rate" means the rate of interest established by the Bank from time to time as its reference rate in making loans generally and does not reflect the rate of interest charged to any particular borrower or class of borrowers. The Borrower acknowledges that the Base Rate is not tied to any external rate of interest and that the rate of interest charged hereunder, when determined with reference to the Base Rate, shall change automatically and immediately as of the date of any change in the Base Rate, without notice to the Borrower.

            "Base Rate Loan" means a Loan which bears interest based on the Base Rate.

            "Borrower" means Selas Corporation of America, a Pennsylvania corporation, and its respective successors and assigns.

            "Business Day" means a day of the year on which banks are required or authorized to close in Philadelphia, PA and if the applicable Business Day relates to any LIBOR Loan, a day of the year on which dealings are carried on in the London interbank market.

            "Capital Expenditure" means an expenditure for any fixed asset, or any improvements or additions thereto, in each case having a useful life of more than one (1) year and including any obligations to pay rent or other amounts under a Capital Lease.

            "Capital Lease" means individually and "Capital Leases" means collectively capital leases and subleases, as defined in Statement 13 of the Financial Accounting Standards Board dated November 1976, as amended and updated from time to time.

            "CERCLA" means the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, as amended by the Superfund Amendments and Reauthorization Act of 1986, as amended from time to time, and all rules and regulations promulgated in connection therewith.

            "Code" means the Internal Revenue Code of 1986, as amended from time to time, and regulations with respect thereto in effect from time to time.

            "Collateral" means the collateral security afforded to the Bank under any of the Collateral Security Documents.

            "Collateral Security Documents" means collectively, the Selas Collateral Security Documents, the Deuer Collateral Security Documents, the RTI Collateral Security Documents, the RTIE Collateral Security Documents and the RTI Electronics Collateral Security Documents, in each case as amended pursuant to this Agreement and as the same may hereafter be amended from time to time.

            "Consolidated Subsidiary" means individually, and "Consolidated Subsidiaries" means collectively, those Subsidiaries of the Borrower listed on
Schedule I-B attached hereto and any Subsidiaries hereafter created or acquired whose accounts, financial results or position, for either federal income tax or financial accounting purposes are consolidated with those of the Borrower.

            "Contingent Liabilities"  means, as to any Person,  any guarantee of payment or performance by such Person of any Indebtedness or other obligation of any other Person, or any agreement to provide financial assurance with respect to the financial condition, or the payment of the obligations of, such other Person (including, without limitation, purchase or repurchase agreements, reimbursement agreements with respect to letters of credit or acceptances, indemnity arrangements, grants of security interests to support the obligations of another Person, keepwell agreements and take-or-pay or through-put arrangements) which has the effect of assuring or holding harmless any third
Person against loss with respect to one or more obligations of such third Person; provided, however, the term Contingent Liabilities shall not include endorsements of instruments for deposit or collection in the ordinary course of business. The amount of any Contingent Liability of any Person shall be deemed to be the lower of (a) an amount equal to the stated or determinable amount of the primary obligation in respect of which such Contingent Liability is made and
(b) the maximum amount for which such contingently liable Person may be liable pursuant to the terms of the instrument embodying such Contingent Liability, unless such primary obligation and the maximum amount for which such applicable contingently liable Person may be liable are not stated or determinable, in which case the amount of such Contingent Liability shall be such contingently liable Person's maximum reasonably anticipated liability in respect thereof as determined by it in good faith.

            "Conversion", "Convert" and "Converted" each refer to a conversion of Advances of one Type into Advances of the other Type pursuant to Section 2.5(c)(ii).

            "Current Assets" means, as of the date of determination, all assets which would, in accordance with GAAP, be classified as current assets, provided that such term shall not include any Intangible Assets or restricted cash.

            "Current Liabilities" means, as of the date of determination, all liabilities (including tax and other proper accruals) which would, in accordance with GAAP, be classified as current liabilities, but in any event including all such liabilities, whether secured or unsecured, payable on demand or maturing not more than one (1) year after such date.

            "Current Ratio" means the ratio of Current Assets to Current Liabilities.

            "Default" means an event, condition or circumstance the occurrence of which would, with the giving of notice or the passage of time or both, constitute an Event of Default.

            "Domestic Group" means the Borrower, Deuer, RTI, RTI Electronics and RTIE.

            "Dresher Real Property" means that certain real property more particularly described on Schedule II-A hereto, together with improvements thereon, located in Dresher, Pennsylvania and owned by the Borrower.

            "EBIT" means, for any period, determined on a consolidated basis in accordance with GAAP, net income of the applicable entity or entities for such period plus the deductions for interest and tax expense taken in computing such net income.

            "Environmental Control Statutes" means any federal, state, county, regional or local laws governing the control, storage, removal, spill, release or discharge of Hazardous Substances, including without limitation CERCLA, the Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976 and the Hazardous and Solid Waste Amendments of 1984, the Federal Water Pollution Control Act, as amended by the Clean Water Act of 1976, the Hazardous Materials Transportation Act, the Emergency Planning and Community Right to Know Act of 1986, the National Environmental Policy Act of 1975, the Oil Pollution Act of 1990, any similar or implementing state law, and in each case including all amendments thereto and all rules and regulations promulgated thereunder and permits issued in connection therewith.
            "EPA" means the United States Environmental Protection Agency, or any successor thereto.

            "ERISA" means the Employee Retirement Income Security Act of 1974, all amendments thereto and all rules and regulations in effect at any time thereunder.

            "ERISA Affiliate" means any person that is a member of any group or organization within the meaning of Code Section 414(b), (c), (m) or (o) of which the Borrower or RTIE is a member.

            "Event of Default" means an event described in Section 9.1 hereof.

            "Excess Earnings" means, as to an entity for any fiscal year, EBIT of such entity for such fiscal year plus the deductions for depreciation and amortization expenses taken in computing such EBIT for such fiscal year, less
(i) principal and interest payments on funded debt; (ii) dividends paid by the Borrower; (iii) taxes paid; and (iv) capital expenditures; in each case, for such entity during such fiscal year.

            "Existing Letters of Credit" means those certain letters of credit issued by the Bank for the account of the Borrower prior to the date hereof, being on the date hereof those listed on Schedule III attached hereto, each of which shall be deemed a "Letter of Credit" under this Agreement.

            "Fixed Charge Coverage Ratio" means, as of the date of determination, with respect to the most-recently ended fiscal year of the applicable entity, the ratio of: (a) the sum of EBIT and depreciation and amortization for such period, to (b) the sum of principal and interest payments made on Funded Debt and dividends paid during such period, in each case as defined in accordance with GAAP.

            "Foreign Subsidiaries" means collectively, those subsidiaries of the Borrower identified on Schedule I-B attached hereto as foreign subsidiaries.

            "Funded Debt" means, as of the date of determination, the aggregate principal amount of all Indebtedness for:

                 (i) borrowed money, other than trade indebtedness incurred in the normal and ordinary course of business for value received, having a final maturity of one year or more from the date of determination;

                 (ii)   installment purchases of real or personal property;

                 (iii)  Capital Leases; and

                 (iv)   guaranties   of   Funded   Debt   of   others,   without
duplication.

            "GAAP" means generally accepted accounting principles set forth in the Opinions of the Accounting Principles Board of the American Institute of Certified Public Accountants and in statements of the Financial Accounting Standards Board (and in such other statements by such other entity as may have administrative or regulatory authority or control over the Borrower) which are applicable in the circumstances as of the date in question; and such principles observed in a current period shall be comparable in all material respects to those applied in a preceding period except to the extent otherwise required by GAAP.

            "Guarantor" means each of Deuer, RTI, RTI Electronics and RTIE.

            "Hazardous Substance" means petroleum products and items defined in the Environmental Control Statutes as "hazardous substances", "hazardous wastes", "pollutants" or "contaminants" and any other toxic, reactive, corrosive, carcinogenic, flammable or hazardous substance or other pollutant.
            "Indebtedness" of any entity means and includes all obligations of such entity which, in accordance with GAAP, shall be classified on a balance sheet of such entity as liabilities of such entity and in any event shall include all (i) obligations of such entity for borrowed money or which have been incurred in connection with acquisition of property or assets, (ii) obligations secured by any lien upon property or assets owned by such entity, notwithstanding that such entity has not assumed or become liable for the payment of such obligations, (iii) obligations created or arising under any conditional sale or other title retention agreement with respect to property acquired by such entity, notwithstanding the fact that the rights and remedies of the seller, lender or lessor under such agreement in the event of default are limited to repossession or sale of property, (iv) Capitalized Leases on which such entity is obligated, (v) guarantees on which such entity is obligated, and
(vi) letters of credit and letter of credit reimbursement obligations on which such entity is obligated.

            "Intangible Assets" means for any entity, all assets of such entity which would be classified in accordance with GAAP as intangible assets, including without limitation, all franchises, licenses, permits, patents, patent applications, copyrights, trademarks, trade-names, goodwill, experimental or organization expenses and other like intangibles, treasury stock and unamortized debt discount.

            "Interest Period" means, with respect to any LIBOR Loan:

            (a) initially, the period commencing on, as the case may be, the date of borrowing or Conversion with respect to such LIBOR Loan and ending one, two or three months thereafter as selected by the Borrower in its notice of borrowing as provided in Section 2.6 or its notice of conversion as provided in
Section 2.5(c)(ii); and

            (b) thereafter, each period commencing on the last day of the next preceding Interest Period applicable to such LIBOR Loan and ending one, two or three months thereafter as selected by the Borrower by irrevocable notice to the Bank not less than three (3) Business Days prior to the last day of the then current Interest Period with respect to such LIBOR Loan;

provided that the foregoing provisions relating to Interest Periods are subject to the following:

                 (i) if any Interest Period pertaining to a LIBOR Loan would otherwise end on a day which is not a Business Day, that Interest Period shall be extended to the next succeeding Business Day unless the result of such extension would be to carry such Interest Period into the next calendar month, in which event such Interest Period shall end on the immediately preceding Business Day;

                 (ii) any Interest Period pertaining to a LIBOR Loan that begins on the last Business Day of a calendar month (or on a day for which there is no numerically corresponding day for which there is no numerically corresponding day in the calendar month at the end of such Interest Period) shall end on the last Business Day of a calendar month; and

                 (iii) the Borrower may not select any Interest Period which ends after the Revolving Credit Termination Date.

            "LC Fees" has the meaning ascribed to such term in Section 3.3(a) of this Agreement.

            "Letter of Credit" means individually, and "Letters of Credit" means collectively, the letter(s) of credit in the form agreed upon by the Borrower and the Bank at the time of issuance of the applicable Letter of Credit pursuant to the terms and conditions of Section 3 hereof, including, without limitation, the Existing Letters of Credit.
            "LIBOR Adjusted Rate" means, with respect to each day during each Interest Period pertaining to a LIBOR Loan, the rate determined in accordance with the following formula:

                                   LIBOR Base Rate
                        1.00 - LIBOR Reserve Requirements

            "LIBOR Base Rate" means, with respect to each day during each Interest Period pertaining to a LIBOR Loan, the rate per annum for deposits in United States dollars for a period equal to the relevant Interest Period which appears on the Telerate Page 3750 as of 11:00 a.m., London time, on the day that is two (2) Business Days prior to the commencement of such Interest Period (or if not so reported, then as determined by the Bank from another recognized source of interbank quotation).

            "LIBOR Loan" means a Loan which bears interest based on the LIBOR Adjusted Rate for the applicable Interest Period.

            "LIBOR Market Index Loan" means a Loan which bears interest based on the LIBOR Market Index Rate.

            "LIBOR Market Index Rate" means, for any day, the per annum rate for one-month deposits in United States dollars as reported on Telerate page 3750 as of 11:00 a.m., London time, on such day, or if such day is not a Business Day, then the immediately preceding Business Day (or if not so reported, then as determined by the Bank from another recognized source of interbank quotation).

            "LIBOR Reserve Requirements" means, for any day, the aggregate (without duplication) of the applicable rates (expressed as a decimal) of reserve requirements for the Bank (including, without limitation, basic, supplemental, marginal and emergency reserves), in effect on such day under Regulation D of the Board of Governors of the Federal Reserve System (or any successor) with respect to Eurocurrency funding currently referred to as "Eurocurrency liabilities" in Regulation D.

            "Loans" means the Term Loans, all Advances and all Reimbursement Obligations of the Borrower under this Agreement.

            "Local Authorities" means individually and collectively the state and local governmental authorities and administrative agencies which govern the commercial or industrial facilities owned or operated by the Borrower.

            "Material Adverse Effect" means either singly or in the aggregate, a material adverse effect on the business, financial condition or prospects of the Borrower and its Consolidated Subsidiaries as a result of any condition, circumstance or contingency arising after the date hereof.

            "Minnesota Real Property" means that certain real property more particularly described on Schedule II-B hereto, together with improvements thereon, located in Vadnais Heights, Minnesota and owned by RTI.

            "Net Worth" means, as of the date of determination, the excess of the Total Assets of the applicable entity over its Total Liabilities at such date.

            "Notes" means the Term Notes and the Revolving Credit Note.

            "Ohio  Real   Property"  means  that  certain   real  property  more
particularly described on Schedule II-C hereto, together with improvements thereon, located in Moraine, Ohio and owned by Deuer.

            "PBGC" means the Pension Benefit Guaranty Corporation, or any successor thereto.

            "Permitted Investments" means (i) investments in commercial paper maturing in 180 days or less from the date of issuance which is rated A1 or better by Standard & Poor's Corporation or P1 or better by Moody's Investors Services, Inc.; (ii) investments in direct obligations of the United States of America or obligations of any agency thereof which are guaranteed by the United States of America, provided that such obligations mature within twelve (12) months of the date of acquisition thereof; and (iii) investments in certificates of deposit maturing within one (l) year from the date of acquisition thereof issued by a bank or trust company organized under the laws of the United States or any state thereof, having capital, surplus and undivided profits aggregating at least $500,000,000 and the long-term deposits of which are rated Al or better by Moody's Investors Services, Inc. or equivalent by Standard & Poor's Corporation.

            "Person" means an individual partnership, corporation, limited liability company, business trust, joint stock company, trust, unincorporated association, joint venture, governmental authority or other entity of whatever nature.

            "Plan" means any pension benefit or welfare benefit plan as defined in Sections 3(1), (2) or (3) of ERISA maintained or sponsored by, contributed to, or covering employees of, the Borrower or any ERISA Affiliate.

            "Reimbursement Obligations" means the Borrower's obligations with respect to drafts paid by the Bank under a Letter of Credit as set forth in
Section 3.3(c) hereof, to the extent that the Borrower has not otherwise discharged same pursuant to Sections 3.3(a) or (b) hereof.

            "Release" means any spill, leak, emission, discharge or the pumping, pouring, emptying, disposing, injecting, escaping, leaching or dumping of a Hazardous Substance.

            "Restricted Payments" means redemptions, repurchases, dividends and distributions of any kind in respect of the Borrower's capital stock and payments of principal and interest on Subordinated Debt.

            "Revolving Credit Commitment" means the maximum aggregate principal amount which the Bank has agreed to advance to the Borrower under the Revolving Credit Facility, being on the date hereof Four Million Dollars ($4,000,000.00).

            "Revolving Credit Facility" means the revolving credit facility made available to the Borrower under this Agreement, including the letter of credit facility made available under Section 3 hereof, in the maximum principal amount of the Revolving Credit Commitment.

            "Revolving Credit Note"  has the  meaning ascribed to  such term  in
Section 2.2 of this Agreement.

            "Revolving Credit Termination Date" means the earlier of (i) August 1, 2000 (as such date may be extended from time to time in accordance with Section 2.8 hereof) or (ii) the date on which the Revolving Credit Commitment is terminated pursuant to Section 9.2 hereof.

            "Rolling Period" means, as of any date, the most recent four (4) consecutive fiscal quarters of the applicable entity completed on or before such date.

            "Shares" of any corporation means any and all shares of capital stock of such corporation of any class or other shares, interests, participation or other equivalents (however designated) in the capital of such corporation.

            "Subordinated Debt" means Indebtedness of the Borrower subordinated to the Loans with subordination provisions in form and substance satisfactory to Bank.

            "Subsidiary" with respect to any entity means any corporation of which such entity and/or one or more other Subsidiaries of such entity shall at the time own Shares (however designated) having ordinary voting power for the election of at least a majority of the board of directors (or other governing body) of such corporation, other than Shares having such power only by reason of the happening of a contingency. Unless otherwise specified, the term "Subsidiary" means a subsidiary of the Borrower.

            "Swap Agreements" means any and all swap agreements (as defined in 11 U.S.C. section 101) now or hereafter entered into between the Borrower and the Bank or any Affiliate thereof.

            "Tangible Capital Funds" means, as of the date of determination, the sum of Net Worth plus Subordinated Debt of the applicable entity, less its Intangible Assets.

            "Telerate Page 3750" means the display designed as "Page 3750" on the Dow Jones Telerate Service (or such other page as may replace that page on that service for the purpose of displaying London interbank offered rates of major banks).

            "Term Loan A" means the term loan made by the Bank to the Borrower which is evidenced by Term Note A.

            "Term Loan C" means the term loan made by the Bank to the Borrower which is evidenced by Term Note C.

            "Term Loans" means Term Loan A and Term Loan C.

            "Term Notes" means Term Note A and Term Note C.

            "Total Assets" means, at any time, all assets of an entity, as defined in accordance with GAAP.

            "Total Liabilities" means, at any time, all liabilities of an entity, as defined in accordance with GAAP.

            "Type" means, when used in reference to an Advance, either a Base Rate Loan, a LIBOR Market Index Loan or a LIBOR Loan.

     1.2    RULES OF CONSTRUCTION.

            (a) GAAP. Except as otherwise provided herein, financial and accounting terms used in the foregoing definitions or elsewhere in this Agreement, shall be defined in accordance with GAAP. In the event that, after the date hereof, any aspect of GAAP or the interpretation or administration thereof shall have been modified, amended, augmented or otherwise changed, as a consequence of which any calculation involved in any term, provision, covenant or condition of this Agreement shall result in any materially different amount, the parties shall appropriately modify this Agreement to give effect to the intent of the parties as of the date hereof.

            (b) Use of term "Consolidated." Any term defined in Section 1.1 hereof, when modified by the word "Consolidated," shall have the meaning given to such term herein as to the Borrower and all entities whose accounts, financial results or position, for either federal income tax or financial accounting purposes, are consolidated with those of the Borrower in accordance with GAAP.


                                    SECTION 2
                                CREDIT FACILITIES

     2.1    THE FACILITIES.

            (a)  The Term  Loans. The  Borrower hereby acknowledges,  agrees and confirms that the Borrower is indebted to the Bank for repayment of Term Loan A and Term Note C and all liabilities and obligations related thereto, including without limitation the principal amount of $____________ outstanding as of the date hereof under Term Note A and the principal amount of $____________ outstanding as of the date hereof under Term Note C, together with accrued and continually accruing interest, and any and all costs and fees reimbursable to the Bank pursuant to this Agreement, the Term Notes and all other documents executed and delivered pursuant to or in connection with the Original Credit Agreement or this Agreement, which amounts are owing without claim, counterclaim, recoupment, defense or set-off of any kind, nature or description whatsoever. Amounts repaid or prepaid under Term Note A and Term Note C may not be reborrowed hereunder.

            (b) Revolving Credit Facility. From time to time prior to the Revolving Credit Termination Date, subject to the provisions below, the Bank shall make Advances to the Borrower, which the Borrower may repay and reborrow, and issue Letters of Credit for the Borrower's account (including Existing Letters of Credit) pursuant to and in accordance with Section 3 hereof, draws on which may be funded by Advances, up to an aggregate outstanding principal amount not to exceed at any time the Revolving Credit Commitment as from time to time in effect; provided that availability under the Revolving Credit Commitment as from time to time in effect shall be reduced by (i) the outstanding aggregate principal amount of all Advances made under this Section 2.1(b) or Section 3.3(b) hereof, (ii) the undrawn amount of any outstanding Letters of Credit (including without limitation, Existing Letters of Credit), and (iii) the amount of any Reimbursement Obligations.

     2.2 REVOLVING CREDIT NOTE. The Borrower shall execute and deliver to the Bank an amended and restated promissory note of the Borrower payable to the order of the Bank in a principal amount equal to the amount of the Revolving Credit Commitment, substantially in the form attached hereto as Exhibit B (the "REVOLVING CREDIT NOTE"). The Revolving Credit Note shall amend and restate the Original Selas Revolving Credit Note in its entirety and shall evidence the aggregate indebtedness of the Borrower to the Bank resulting from the Advances made by the Bank under the Revolving Credit Facility, including without limitation any outstanding advances made under the Original Selas Revolving Credit Note. Upon receipt of the Revolving Credit Note, the Bank will cancel the Original Selas Revolving Credit Note, the Deuer Note and the RTI Note, and return them to the Borrower.

     2.3 USE OF PROCEEDS. Funds advanced under the Revolving Credit Facility shall be used for working capital and general corporate purposes of the Borrower, to fund advances or contributions by the Borrower to its Domestic Subsidiaries for their working capital and general corporate purposes, to satisfy all outstanding obligations under the Deuer Note and the RTI Note, and to fund payments under Section 3.3(b) hereof with respect to standby Letters of Credit issued for the account of the Borrower pursuant to and in accordance with
Section 3  hereof.   Deuer  and  RTI hereby  acknowledge  and agree  that,  upon execution of this Agreement by all parties hereto, the revolving credit facilities which the Bank had made available to Deuer and RTI under the Original Credit Agreement shall terminate and neither Deuer nor RTI shall have any right to borrow under this Agreement.

     2.4    REPAYMENT; PREPAYMENTS.

            (a)  Term Loan A.

                 (i) Scheduled Payments. Subject to the application of prepayments made pursuant to Section 2.4(a)(ii) and 2.4(a)(iii) hereof, Term Loan A shall continue to be payable in consecutive monthly principal installments of $137,500.00 each, commencing August 1, 1998 and continuing on the first day of each month thereafter with the final installment of the remaining principal balance of Term Loan A due and payable together with all interest accrued thereon and all fees and costs payable in connection therewith on June 1, 2000.
                 (ii) Mandatory Prepayments. On or before each May 15 for each fiscal year, the Borrower shall pay to the Bank, as a mandatory prepayment of Term Loan A, an amount equal to forty percent (40%) of Excess Earnings of the Domestic Group for the previous fiscal year, which amount will be applied to scheduled principal payment installments of Term Loan A in the inverse order of their maturities. The Chief Financial Officer of the Borrower shall provide to the Bank on or before March 31 of each year, a certification of the calculation of the amount of Excess Earnings for the previous fiscal year.

                 (iii) Optional Prepayments. The Borrower may prepay the balance outstanding under Term Loan A at any time and from time to time; provided that (i) prepayments from the proceeds of net income or additional equity may be made without premium or penalty; (ii) with respect to prepayments of Term Loan A made with the proceeds of Indebtedness (including proceeds of any refinancing and proceeds of loans (including the Loans) made by the Bank), the Borrower shall pay to the Bank a prepayment fee of three percent (3%) of the amount prepaid; and (iii) prepayments will be applied to the outstanding principal in the inverse order of maturity of the installments thereof.

                 (iv)   Swap Agreements.   Any prepayment  of Term Loan  A shall
not release the obligations of the Borrower under any Swap Agreement.

            (b)  Term Loan C.

                 (i) Scheduled Payments. Subject to the application of prepayments made pursuant to Section 2.4(b)(ii) and 2.4(b)(iii) hereof, Term Loan C shall continue to be payable in consecutive monthly principal installments of $58,333.33 each, commencing August 1, 1998 and continuing on the first day of each month thereafter, with the final installment of the remaining principal balance of Term Loan C, together with all interest accrued thereon and all fees and costs payable in connection therewith, due and payable on February 1, 2002.

                 (ii) Mandatory Prepayments. After Term Loan A is repaid in full, on or before May 15 of each fiscal year, the Borrower shall pay to the Bank an amount equal to forty percent (40%) of Excess Earnings of the Domestic Group for the previous fiscal year, as a mandatory prepayment of Term Loan C, to be applied to scheduled principal payment installments of Term Loan C, in the inverse order of their maturities. The Chief Financial Officer of the Borrower shall provide to the Bank on or before March 31 of each year a certification of the calculation of the amount of Excess Earnings for the previous fiscal year.

                 (iii) Optional Prepayments. The Borrower shall have the right to prepay Term Loan C in whole at any time or in part from time to time; provided, however, that (A) any such prepayment shall be applied to the outstanding principal of Term Loan C in the inverse order of maturity of the installments thereof, and (B) any such prepayment shall be accompanied by any additional payment required to compensate the Bank for any loss, cost or expense incurred as a result of such prepayment as provided in Section 2.14 hereof and any amount due in connection with the termination of any Swap Agreement entered into for purposes of hedging Term Loan C.

                 (iv)   Swap Agreements.   Any prepayment  of Term Loan  C shall
not release the obligations of the Borrower under any Swap Agreement.

            (c) Revolving Credit Facility. The aggregate outstanding principal balance under the Revolving Credit Facility shall be due and payable on the Revolving Credit Termination Date. Upon one (1) Business Day's prior written notice by the Borrower to the Bank, the Borrower may repay in whole or in part the aggregate amount outstanding under the Revolving Credit Facility at any time provided that: (i) such repayments prior to the Revolving Credit Termination Date shall not reduce the Revolving Credit Commitment and may be reborrowed,
(ii) any repayment of less than all of the outstanding Advances shall be in an amount equal to or in excess of $50,000.00 and multiples of $50,000.00 in excess thereof, and (iii) if any prepayment of a LIBOR Loan shall be made on a date which is not the last day of the Interest Period applicable to such LIBOR Loan, the Borrower shall also pay to the Bank any amount due to the Bank pursuant to
Section 2.14 hereof.

     2.5    INTEREST.

            (a) Term Loan A. In the absence of an Event of Default or Default hereunder, the outstanding principal balance of Term Loan A shall continue to bear interest at the rate of 6.75% per annum, payable by the Borrower monthly on the first day of each month and upon the maturity of Term Loan A. Interest will be calculated on the basis of a 360-day year and the actual number of days elapsed.

            (b) Term Loan C. In the absence of an Event of Default or Default hereunder, the outstanding principal balance of Term Loan C shall continue to bear interest at the LIBOR Adjusted Rate plus 150 basis points (1.50%), payable by the Borrower on the last day of the applicable Interest Period and upon the maturity of Term Loan C. Interest will be calculated on the basis of a 360-day year and the actual number of days elapsed.

            (c)  Revolving Credit Facility.

                 (i) In the absence of an Event of Default or Default hereunder, the outstanding principal balance of each Advance shall bear interest at the following interest rates (in each case calculated on the basis of a three hundred sixty (360) day year and the actual number of days elapsed):

                        (A) Each Advance which is a Base Rate Loan shall bear interest at the Base Rate, payable by the Borrower monthly on the first day of each month and on the Revolving Credit Termination Date.

                        (B) Each Advance which is a LIBOR Market Index Loan shall bear interest at the LIBOR Market Index Rate plus 125 basis points (1.25%), payable by the Borrower monthly on the first day of each month and on the Revolving Credit Termination Date.

                        (C) Each Advance which is a LIBOR Loan shall bear interest at the LIBOR Adjusted Rate plus 125 basis points (1.25%), payable by the Borrower on the last day of the applicable Interest Period and on the Revolving Credit Termination Date.

                 (ii) The Borrower may on any Business Day, upon notice given to the Bank not later than 12:00 noon on (A) the third Business Day prior to the date of the proposed Conversion into a LIBOR Loan and (B) the first Business Day prior to the date of the proposed Conversion into a Base Rate Loan or a LIBOR Market Index Loan, Convert all or any portion of an Advance from one Type to another Type; provided, however, that any Conversion of LIBOR Loans into Base Rate Loans or LIBOR Market Index Loans shall be made only on the last day of an Interest Period for such LIBOR Loan and any conversion of a Base Rate Loan or a LIBOR Market Index Loan into a LIBOR Loan shall be in an amount not less than the minimum amount specified in Section 2.6(a)(i). Each such notice of Conversion shall, within the restrictions specified above, specify (A) the date of such Conversion, (B) the particular Advances to be Converted, and (C) if such Conversion is into a LIBOR Loan, the duration of the initial Interest Period for such LIBOR Loan. Each notice of Conversion shall be irrevocable and binding upon the Borrower.

                 (iii) If the Borrower shall fail to select the duration of any Interest Period for any LIBOR Loan in accordance with the provisions contained in definition of Interest Period, the Bank will forthwith so notify the Borrower, whereupon each such LIBOR Loan will automatically, on the last day of the then existing Interest Period therefor, Convert into a LIBOR Market Index Loan.

            (d)  Default  Rate. Notwithstanding  the foregoing  subsections (a),
(b) and (c), upon the occurrence and during the continuance of an Event of Default or Default hereunder, including after maturity (whether by acceleration or otherwise) and before and after judgment, the Borrower hereby agrees to pay to Bank interest on the outstanding principal balance of the Loans and, to the extent permitted by law, overdue interest with respect thereto, at the rate of two percent (2%) per annum above the interest rates otherwise applicable to such Loans pursuant to Sections 2.5(a), (b) and (c), respectively.

     2.6    ADVANCES UNDER THE REVOLVING CREDIT FACILITY.

            (a) The Borrower shall give the Bank written notice (which notice may be transmitted by telecopier, provided that the Bank receives an original executed Advance Request Form within 24 hours thereafter) not later than eleven o'clock (11:00) a.m. on the date of each requested Advance under the Revolving Credit Facility in the case of Base Rate Loans and LIBOR Market Index Loans, and on the date which is three (3) Business Days prior to the date of each requested Advance under the Revolving Credit Facility in the case of LIBOR Loans, in either case specifying the date, amount, Interest Period (in the case of LIBOR Loans), and purpose thereof. Such notice shall be in the form of the Advance Request Form attached hereto as Exhibit A, shall be certified by the chief executive or chief financial or accounting officer (or the equivalent thereof) of the Borrower and shall contain the following information and representations, which shall be deemed affirmed and true and correct as of the date of the requested Advance:

                 (i) the aggregate amount of the requested Advance, which shall be in multiples of $50,000.00 but not less than the lesser of $100,000.00 or the unborrowed balance of the Revolving Credit Commitment;

                 (ii)   confirmation of the Borrower's compliance  with Sections
6.15 through 6.18 following such Advance; and

                 (iii) statements that the representations and warranties set forth in Section 4 hereof (other than those that relate to a specific date only) are true and correct as of the date thereof; no Event of Default or Default hereunder has occurred and is then continuing; and that there has been no material adverse change in the financial condition, operations or business of the Borrower and its Consolidated Subsidiaries since the date of the quarterly and audited annual financial statements most recently delivered by the Borrower to the Bank pursuant to Sections 4.8(a), 6.2 and 6.3 of this Agreement.

            (b) Subject to the satisfaction of the terms and conditions hereof, the Bank shall make the requested Advance available to the Borrower by crediting such amount to the Borrower's deposit account with the Bank, or by wiring such funds in accordance with the instructions set forth on Schedule IV hereto, not later than two o'clock (2:00) p.m. on the day of the requested Advance.

            (c) Each request for an Advance pursuant to this Section 2.6 shall be irrevocable and binding on the Borrower.

     2.7 REDUCTION OF REVOLVING CREDIT COMMITMENT. The Borrower shall have the right at any time and from time to time, upon five (5) Business Days' prior written notice to the Bank, to reduce the Revolving Credit Commitment in whole or in part in increments aggregating $250,000.00 or multiples thereof without penalty or premium, provided that (i) on the effective date of such reduction the Borrower shall make a prepayment under the Revolving Credit Facility in an amount, if any, by which the aggregate outstanding principal balance outstanding under the Revolving Credit Facility exceeds the amount of the Revolving Credit Commitment, as then so reduced, together with accrued interest on the amount so prepaid; and (ii) notwithstanding any such partial or total reduction, any and all Collateral pledged by the Borrower shall continue to secure the remaining obligations of the Borrower as provided herein and in the Collateral Security Documents to which the Borrower is a party. Any reduction of the Revolving Credit Commitment pursuant to this Section 2.7 shall be permanent, and the Revolving Credit Commitment cannot thereafter be restored or increased without the written consent of the Bank.

     2.8 REVOLVING LOAN TERMINATION DATE. The Revolving Credit Commitment of the Bank shall terminate on the Revolving Credit Termination Date without notice or demand. The Revolving Credit Termination Date may be extended by the parties for successive one-year periods as follows: (i) not less than ninety (90) days prior to the then applicable Revolving Credit Termination Date, the Borrower shall deliver a written request for such extension to the Bank; and (ii) following the receipt of such request, and not less than thirty (30) days prior to such Revolving Credit Termination Date, the Bank shall notify the Borrower whether the Bank has approved the Borrower's request for an extension. The failure of the Bank to send the Borrower written approval of its request for an extension shall be deemed a denial of such request. The Bank's decision to approve or decline such extension request shall be in the Bank's sole discretion.

     2.9 PAYMENTS. All payments of principal, interest, fees and other amounts due hereunder, including any prepayments thereof, shall be made by the Borrower to the Bank in immediately available funds before twelve o'clock (12:00) noon, Philadelphia, Pennsylvania time, on any Business Day at the principal office of the Bank located in Philadelphia, Pennsylvania. The Bank may, and the Borrower authorizes the Bank to, debit its account, if any, with the Bank for the amount of any payment as and when such payment becomes due hereunder. The Bank will notify the Borrower promptly following the occurrence of such debit. Notwithstanding the foregoing, the Bank and any Affiliate may, and the Borrower authorizes the Bank and any Affiliate to, debit any account and/or certificate of deposit maintained by the Borrower with the Bank or any Affiliate for the amount of any payment, as and when such payment becomes due hereunder, whether such payment is for accrued interest, principal or expense, even if debiting such account results in a loss or reduction of interest to the Borrower or the imposition of a penalty applicable to the early withdrawal of time deposits. Such authorization shall not affect the Borrower's obligation to pay as and when due all amounts payable hereunder, whether or not there are sufficient funds in any accounts of the Borrower. The Borrower agrees to fund its respective accounts from time to time in amounts sufficient to make the payments hereunder as and when they become due. The foregoing rights of the Bank and its Affiliates to debit the Borrower's accounts shall be in addition to, and not in limitation of, any rights of set-off which the Bank and/or any Affiliate may have hereunder or under any of the Notes, any of the Collateral Security Documents, or otherwise.

     2.10 COMMITMENT FEE. The Borrower shall pay to the Bank a non-refundable commitment fee of 18.75 basis points per annum on the unborrowed portion of the Revolving Credit Commitment from the date hereof through the Revolving Credit Termination Date, which fee shall be payable at the offices of the Bank, quarterly in arrears on the first day of each January, April, July and October, as billed by the Bank. The commitment fee shall be calculated on the basis of the actual number of days elapsed over a year of three hundred sixty (360) days. For purposes of calculating the commitment fee payable pursuant to this Section 2.10, the face amount of all issued, outstanding and undrawn Letters of Credit shall be deemed to have been borrowed under Section 2 hereof.

     2.11 REQUIREMENTS OF LAW. In the event that the enactment or promulgation after the date hereof of any law, regulation, treaty or directive or any change therein or in the interpretation or application thereof or compliance by the Bank with any request or directive made after the date hereof (whether or not having the force of law) from any central bank or other governmental authority, agency or instrumentality:

            (a) does or shall subject the Bank to any tax of any kind whatsoever with respect to this Agreement, the Notes or any Loans made hereunder (excluding any net income tax (or franchise tax imposed in lieu of a net income tax) imposed on the Bank as a result of a present or former connection or nexus between the jurisdiction of the government or taxing authority imposing such tax and the Bank other than that arising solely from the Bank's having executed, delivered or performed its obligations or received a payment under, or enforced, this Agreement, the Notes or the Collateral Security Documents), or change the basis of taxation of payments to the Bank of principal, commitment fee, interest or any other amount payable hereunder (except for changes in the rate of any tax presently imposed on the Bank);

            (b) does or shall impose, modify or hold applicable any reserve, special deposit, compulsory loan or similar requirement against assets held by, or deposits or other liabilities in or for the account of, advances or loans by, or other credit extended by, or any other acquisition of funds by, any office of the Bank which are not otherwise included in the determination of the LIBOR Adjusted Rate, the LIBOR Market Index Rate or any fixed rate hereunder; or

            (c)  does or shall impose on the Bank any other condition,

and if the result of any of the foregoing is to increase the cost to the Bank of making, renewing or maintaining advances or extensions of credit to the Borrower or to reduce any amount receivable from the Borrower thereunder, then, in any such case, the Borrower shall promptly pay to the Bank, upon its demand, any additional amounts necessary to compensate the Bank for such additional cost or reduced amount receivable which the Bank deems to be material as determined by the Bank with respect to this Agreement, the Notes or the Loans made hereunder. If the Bank becomes entitled to claim any additional amounts pursuant to this
Section 2.11, it shall promptly notify the Borrower of the event by reason of which it has become so entitled. A certificate setting forth calculations as to any additional amounts payable pursuant to the foregoing sentence submitted by the Bank to the Borrower shall be conclusive in the absence of demonstrated error.

     2.12 CAPITAL ADEQUACY. If the Bank shall have determined that the adoption after the date hereof of any applicable law, rule or regulation regarding capital adequacy, or any change therein after the date hereof, or any change after the date hereof in the interpretation or administration thereof by any governmental authority, central bank or comparable agency charged with the interpretation or administration thereof, or compliance by the Bank with any request or directive after the date hereof regarding capital adequacy (whether or not having the force of law) of any such authority, central bank or comparable agency, has or would have the effect of reducing the rate of return on the Bank's capital as a consequence of its obligations hereunder to a level below that which the Bank could have achieved but for such adoption, change or compliance (taking into consideration the Bank's policies with respect to capital adequacy) by an amount deemed by the Bank to be material, then from time to time, within 15 days after demand by the Bank, the Borrower shall pay to the Bank such additional amount or amounts as will compensate the Bank for such reduction. The Bank will promptly notify the Borrower in writing of any event of which it has knowledge, occurring after the date hereof, which will entitle the Bank to compensation pursuant to this Section 2.12 and such notice of the amount due pursuant to this Section 2.12 shall be conclusive in the absence of demonstrated error. In the event the Bank requests additional compensation pursuant to this Section 2.12, the Borrower, upon one (1) Business Day's notice to the Bank of its intent to do so, may prepay all, but not less than all, of its obligations under Term Loan A, which prepayment shall not be subject to the prepayment penalty required pursuant to Section 2.4(a) hereof; provided, however, that in the event the Borrower provides such notice to the Bank of its intent to prepay Term Loan A, the Bank may, upon notice to the Borrower, rescind its demand for such additional compensation. Upon such rescission the above-referenced prepayment penalty shall be applicable to all subsequent prepayments specified in Section 2.4(a) hereof, other than such prepayments proposed to be made as a result of a subsequent demand for additional compensation hereunder.

     2.13 INABILITY TO DETERMINE LIBOR BASE RATE OR LIBOR MARKET INDEX RATE. In the event, and on each occasion, that prior to the first day of the commencement of any Interest Period for a LIBOR Loan and prior to the first day of any month for a LIBOR Market Index Loan, the Bank shall have determined (which determination shall be conclusive and binding upon the Borrower) that dollar deposits in the principal amount of such LIBOR Loan or LIBOR Market Index Loan, as applicable, are not generally available in the London Interbank Market, or that the rate at which such dollar deposits are being offered will not adequately and fairly reflect the cost to the Bank of making or maintaining the principal amount of such LIBOR Loan and/or LIBOR Market Index Loan, or that reasonable means do not exist for ascertaining the LIBOR Base Rate or LIBOR Market Index Rate, the Bank shall, as soon as practicable thereafter, give written, telegraphic or telephonic notice of such determination to the Borrower. After such notice shall have been given and until the circumstances giving rise to such notice no longer exist, each request for a LIBOR Loan or LIBOR Market Index Loan, or for conversion to or maintenance of a LIBOR Loan or LIBOR Market Index Loan pursuant to the terms of this Agreement, shall be deemed to be for a Base Rate Loan. Each determination by the Bank hereunder shall be conclusive absent error in calculation.

     2.14 INDEMNITY. The Borrower agrees to indemnify the Bank and to hold the Bank harmless from any loss, cost, or expense which the Bank may sustain or incur as a consequence of: (a) default by the Borrower in payment of the principal of or interest on any LIBOR Loan or LIBOR Market Index Loan, including, without limitation, any loss, cost, or expense arising from additional interest or fees payable by the Bank to lenders of funds obtained by it in order to maintain any LIBOR Loan or LIBOR Market Index Loan hereunder, (b) default by the Borrower in making a borrowing of a LIBOR Loan after the Borrower has given a notice of borrowing in accordance with Section 2.6 hereof; or (c) default by the Borrower in making any prepayment of a LIBOR Loan after the Borrower has given a notice thereof. This covenant shall survive for two years following the termination of this Agreement and payment of the Notes.

                                    SECTION 3
                                LETTERS OF CREDIT

     3.1    AVAILABILITY OF CREDITS.

            (a) Terms of Letters of Credit. Subject to the terms and conditions set forth herein, the Bank shall from time to time prior to the Revolving Credit Termination Date issue Letters of Credit for the account of the Borrower (and for the benefit of the Borrower or any of the Domestic Group) on the following terms and conditions:

                 (i) at the time of issuance of the Letter of Credit, the face amount of such Letter of Credit aggregated with (A) the face amount of all other Letters of Credit then outstanding hereunder and (B) all amounts outstanding under the Revolving Credit Facility shall not exceed in the aggregate the Revolving Credit Commitment;

                 (ii) the final expiry date of each Letter of Credit shall be on or before the Revolving Credit Termination Date;

                 (iii) there shall not exist at the time of issuance of the Letter of Credit, and as a result thereof, any Event of Default or Default;

                 (iv) the Borrower shall have completed and delivered to the Bank (A) the Advance Request Form and (B) a Letter of Credit Application, as provided in Section 3.2 hereof;

                 (v) each Letter of Credit issued under this Section 3 shall be required by the Borrower (and for the benefit of the Borrower or any of the Domestic Group) in the ordinary course of its respective business; and

                 (vi) the Borrower shall have paid any and all LC Fees then outstanding or due in connection with such issuance.

            (b) Existing Letters of Credit. The parties acknowledge and agree that the Existing Letters of Credit are deemed to be Letters of Credit issued under and subject to the provisions of this Agreement and this Section 3.

            (c) Extension of Letters of Credit. Notwithstanding the provisions of this Section 3.1 requiring that the final expiry date of each Letter of Credit be on or before the Revolving Credit Termination Date, the Bank may issue, upon the Borrower's request if required by a proposed beneficiary, a Letter of Credit which by its terms may be extended beyond the Revolving Credit Termination Date. With respect to any such Letter of Credit issued hereunder, the Borrower hereby agrees that it will deliver on or before the issuance of such Letter of Credit cash collateral in an amount equal to one hundred percent (100%) of the outstanding undrawn amount of each such Letter of Credit pursuant to Section 3.4(d) hereof.

     3.2 APPROVAL AND ISSUANCE. The Borrower shall provide to the Bank not less than five (5) Business Days' prior written notice of each request for the issuance of a Letter of Credit by delivery of an Advance Request Form and a Letter of Credit Application in the form attached hereto as Exhibit C. Each Advance Request Form submitted by the Borrower to the Bank requesting the issuance of a Letter of Credit shall (a) be certified by the chief executive or chief financial officer or controller of the Borrower, (b) list all Letters of Credit outstanding as of such date and, for each Letter of Credit so listed, its face amount, outstanding undrawn balance and expiration date, and (c) represent as to the matters set forth in Section 2.6(a)(i), (ii) and (iii) hereof.

     3.3    OBLIGATIONS OF THE BORROWER.

            (a) The Borrower agrees to pay to the Bank in connection with each Letter of Credit issued hereunder: (i) immediately upon the demand of the Bank, the amount paid by the Bank with respect to such Letter of Credit, (ii) immediately upon demand of the Bank, the amount of any draft presented purporting to be drawn under such Letter of Credit provided that the draft and accompanying documents conform to the terms of the Letter of Credit but subject to the terms of Section 3.5 hereof (whether or not the Bank has at such time honored such draft) and any other amounts paid thereunder (it being understood that the Bank is not required to make demand upon or proceed against any other party or to resort to any Collateral before obtaining payment from the Borrower); (iii) upon the issuance of each Letter of Credit and, with respect to each renewal thereof, pro rata on the basis of the length of the renewal period, a fee to the Bank equal to one percent (1%) per annum on the face amount of each standby Letter of Credit, and upon demand by the Bank, all other standard issuance, negotiation and other fees and commissions at the standard rates charged from time to time by the Bank to its customers generally (collectively, the "LC FEES"); and (iv) interest on any Indebtedness outstanding with respect to such Letter of Credit, whether for funds paid on drafts on such Letter of Credit, or otherwise (but such Indebtedness shall not include undrawn balances of such Letter of Credit issued hereunder) calculated at the rate and paid at the times and in the manner set forth for the calculation and payment of interest in Section 2.5 hereof. Interest under clause (iv) above shall accrue on amounts paid on a Letter of Credit (if not reimbursed by the Borrower on the same day) from the date of payment by the Bank, whether or not demand is made, until such amounts are reimbursed by the Borrower whether before, at or after demand.

            (b) In the absence of an Event of Default or Default hereunder, and subject to the provisions of this Agreement, the Bank hereby agrees to advance funds to the Borrower under the Revolving Credit Facility to make the payments required under Sections 3.3(a)(i) and (ii) hereof with respect to amounts paid or payable on account of a draft drawn under a Letter of Credit. The Borrower's obligation to reimburse the Bank for such advance shall be deemed an "Advance" under Section 2 of this Agreement; and such Advance shall bear interest from the date of such Advance (without duplication of interest accrued under Sections 3.3(a)(iv) and 3.3(c) hereof), be repayable, prepayable, and otherwise subject to all the terms and conditions hereof as if advanced by the Bank pursuant to
Section 2.6 hereof.
            (c) If any payment by the Bank of a draft drawn under a Letter of Credit is not advanced pursuant to Section 3.3(b) hereof because of the occurrence or continuation of an Event of Default hereunder and is not otherwise reimbursed by the Borrower prior to or on the date of such payment, the amount of such payment shall thereupon be deemed for purposes hereof a "Reimbursement Obligation" hereunder. Such Reimbursement Obligation shall bear interest at the default rate set forth in Section 2.5(d) hereof with respect to amounts outstanding under the Revolving Credit Facility (without duplication of interest accrued under Sections 3.3(a)(iv) and 3.3(b) hereof), shall be repayable upon demand. Notwithstanding the foregoing, the creation of such Reimbursement Obligation shall not in any way limit the Bank's ability to treat as an Event of Default hereunder the Borrower's failure to make such reimbursement.

     3.4    COLLATERAL SECURITY.

            (a) The indebtedness, liabilities and obligations of the Borrower under this Section 3, however created or incurred, whether now existing or hereafter arising, due or to become due, absolute or contingent, direct or indirect, secured or unsecured, are among the obligations secured by the security interests, liens and encumbrances created by the Selas Collateral Security Documents which the Borrower has delivered to the Bank, as well as by the other Collateral Security Documents, and the Bank is entitled to the benefit of the collateral security granted thereunder with respect to such indebtedness.

            (b) Notwithstanding the payment in full of the Loan, or the occurrence of Revolving Credit Termination Date, the Collateral shall continue to secure the indebtedness, liabilities and obligations of the Borrower under this Section 3, until all Letters of Credit shall have expired and payment in full of all indebtedness, liabilities and obligations under this Section 3 shall have occurred, except as provided in subsection (c) below.

            (c) If the Borrower shall have deposited with the Bank cash collateral (in the form of First Union National Bank certificates of deposit ("FUNB CDS")) or U.S. Treasury securities with maturities no more than ninety
(90) days from the date of deposit ("U.S. TREASURY BILLS") (discounted in accordance with customary banking practice to present value to determine amount) in an amount equal at all times to one hundred percent (100%) of the outstanding undrawn amount of all Letters of Credit (all interest on such deposited cash collateral and U.S. Treasury Bills also to be held by the Bank as additional cash collateral) on or before the Revolving Credit Termination Date and shall have irrevocably paid in full the Loans and all other indebtedness, liabilities and obligations of the Borrower to the Bank under this Agreement (including all indebtedness and fees due and owing under this Section 3 other than for undrawn balances of Letters of Credit and other fees and liabilities not yet accrued thereunder), the Borrower shall be entitled to the release of the Collateral and the termination of all covenants of the Borrower under this Agreement (except under this Section 3).

            (d) On the Revolving Credit Termination Date or the occurrence of an Event of Default, the Bank may require (and in the case of an Event of Default occurring under Section 9.1(h) it shall be required automatically) that the Borrower deliver to the Bank, unless previously delivered to the Bank under subsection (c) above, cash (to be invested in FUNB Cds) or U.S. Treasury Bills with maturities of not more than 90 days from the date of delivery (discounted in accordance with customary banking practice to present value to determine amount) in an amount equal at all times to one hundred percent (100%) of the outstanding undrawn amount of all Letters of Credit, such cash or U.S. Treasury Bills and all interest earned thereon to constitute cash collateral for all such Letters of Credit. At such time as such cash collateral or U.S. Treasury Bills is required to be and has not been deposited, the Bank shall be entitled to liquidate such of the other Collateral as is necessary or appropriate in its sole judgment so as to create such cash collateral.

            (e) Any cash collateral deposited under subsections (c) and (d) above shall be held by the Bank, and invested and reinvested at the expense and the written direction of the Borrower, in U.S. Treasury Bills with maturities of no more than thirty (30) days from the date of investment. Interest earned on such collateral shall be distributed to the Borrower quarterly.

     3.5 GENERAL TERMS OF CREDITS. The following terms and conditions apply with respect to each Letter of Credit (a "CREDIT") notwithstanding anything to the contrary contained herein:

            (a)  The Borrower assumes  all risks of the acts or omissions of the beneficiary of each Credit with respect to the use of the Credit or with respect to the beneficiary's obligations to the Borrower. Neither the Bank nor any of its officers or directors shall be liable or responsible for: (i) the use which may be made of the Credit or for any acts or omissions of the beneficiary in connection therewith) (ii) the accuracy, truth, validity, sufficiency or genuineness of documents, or of any endorsement thereon, even if such documents should in fact prove to be in any or all respects false, misleading, inaccurate, invalid, insufficient, fraudulent or forged; (iii) the payment by the Bank against presentation of facially conforming documents; (iv) any other circumstances whatsoever in making or failing to make payment under a Credit provided the Bank acts in good faith and without gross negligence with respect thereto; or (v) any inaccuracy, interruption, error or delay in transmission or delivery of correspondence or documents by post, telegraph or otherwise. In furtherance and not in limitation of the foregoing, the Bank may accept facially conforming documents without responsibility for further investigation, regardless of any notice or information to the contrary.

            (b)  To the extent any failure to comply with the provisions of this
Section 3.5(b) could, either individually or in the aggregate, result in a material adverse change in the financial condition, business, operations or prospects of the Borrower and its Consolidated Subsidiaries, the Borrower agrees to procure or to cause the beneficiaries of each Credit to procure promptly any necessary import and export or other licenses for the import or export or shipping of any goods referred to in or pursuant to a Credit and to comply and to cause the beneficiaries to comply with all foreign and domestic governmental regulations with respect to the shipment and warehousing of such goods or otherwise relating to or affecting such Credit, including governmental regulations pertaining to transactions involving designated foreign countries or their nationals, and to furnish such certificates in that respect as the Bank may at any time reasonably require, and to keep such goods adequately covered by insurance in amounts, with carriers and for such risks as shall be customary in the industry and to cause the Bank's interest to be endorsed on such insurance and to furnish the Bank at its request with reasonable evidence thereof. Should such insurance (or lack thereof) upon said goods for any reason not be reasonably satisfactory to the Bank, the Bank may (but is not obligated to) obtain, at the Borrower's expense, insurance satisfactory to the Bank.

            (c) In connection with each Credit, neither the Bank nor any correspondent shall be responsible for: (i) any breach of contract between the Credit beneficiaries and the Borrower; (ii) any laws, customs, and regulations which may be effective in any jurisdiction where any negotiation and/or payment of such Credit occurs; (iii) failure of documents (other than documents required by the terms of the Credit) to accompany any draft at negotiation; or (iv) failure of any entity to note the amount of any document or draft on the reverse of such Credit or to surrender or to take up such Credit or to forward documents other than documents required by the terms of the Credit. In connection with each Credit, the Bank shall not be responsible for any error, neglect or default of any correspondent. None of the above shall affect, impair or prevent the vesting of the Bank's rights or powers hereunder. If a Credit provides that payment is to be made by the Bank's correspondent, neither the Bank nor such correspondent shall be responsible for the failure of any of the documents specified in such Credit to come into the Bank's hands, or for any delay in connection therewith, and the Borrower's obligation to make reimbursement shall not be affected by such failure or delay in the receipt of any such documents.

            (d) Notwithstanding the foregoing, with respect to any Credit, the Borrower shall have a claim against the Bank, and the Bank shall be liable to the Borrower, to the extent, but only to the extent, of any direct, as opposed to indirect or consequential, damages suffered by the Borrower caused by (i) the Bank's willful misconduct or gross negligence and; (ii) the Bank's failure to make payments under a presentation under a Credit that strictly complies with the terms of the Credit in all respects.

            To the extent not inconsistent with this Agreement, the Uniform Customs and Practices for Documentary Credits (1993 Revision), International Chamber of Commerce Publication No. 500 are hereby made a part of this Agreement with respect to obligations in connection with each Credit.

                                    SECTION 4
                         REPRESENTATIONS AND WARRANTIES

     The Borrower represents and warrants as follows:

     4.1 ORGANIZATION AND GOOD STANDING. The Borrower and each of its Consolidated Subsidiaries is duly organized and existing and in good standing, under the laws of the state (or other jurisdiction) of its incorporation, has the power and authority to carry on its business as now conducted, and is qualified to do business in all other states (or other jurisdictions) in which the nature of its business or the ownership of its properties requires such qualification.

     4.2 POWER AND AUTHORITY; VALIDITY OF AGREEMENT. The Borrower and each of the Guarantors has the power and authority under the laws of the state (or other jurisdiction) of its incorporation and under its articles or certificate of incorporation and by-laws to enter into and perform this Agreement and all other agreements and documents executed and delivered pursuant to this Agreement to which it is a party and actions required of the Borrower hereunder and thereunder; and all actions (corporate or otherwise) necessary or appropriate for the Borrower's and each Guarantor's execution and performance of this Agreement and all other agreements and documents to which it is a party and actions required of the Borrower and each of the Guarantors hereunder and thereunder have been taken, and, upon their execution, the same will constitute the valid and binding obligations of the Borrower to the extent it is a party thereto, enforceable in accordance with their terms.

     4.3 NO VIOLATION OF LAWS OR AGREEMENTS. The making and performance of this Agreement and the other documents, agreements and actions required of the Borrower and each of the Guarantors hereunder and thereunder will not violate any provisions of any law or regulation, federal, state or local, or the articles of incorporation and by-laws of the Borrower or any Guarantor or result in any breach or violation of, or constitute a default under, any agreement or instruments by which the Borrower or any Guarantor or its respective property may be bound.

     4.4 COMPLIANCE. The Borrower: (a) is in compliance in all material respects with all applicable laws and regulations, federal, state and local (including without limitation those administered by the Local Authorities), material to the conduct of its business and operations; and (b) possesses all the franchises, permits, licenses, certificates of compliance and approval and grants of authority necessary or required in the conduct of its business; and the same are valid, binding, enforceable and subsisting without any defaults thereunder or enforceable adverse limitations thereon and are not subject to any proceedings or claims opposing the issuance, development or use thereof or contesting the validity thereof; and, except as described on Schedule V, no authorization, consent, approval, waiver, license or formal exemptions from, nor any filing, declaration or registration with, any court or consents, governmental agency or regulatory authority (federal, state or local) or non-governmental entity, under the terms of contracts or otherwise, is required by reason of or in connection with the Borrower's execution and performance of this Agreement and all other agreements and documents executed and delivered pursuant to this Agreement to which it is a party and actions required of the Borrower hereunder and thereunder.

     4.5 LITIGATION. Except as set forth on Schedule V hereto or on the financial statements furnished to the Bank pursuant to Section 4.8(a) hereof, there are no actions, suits, proceedings or claims which are pending or, to the best of the Borrower's knowledge or information, threatened against the Borrower which, either singly or in the aggregate, are reasonably likely to have a Material Adverse Effect.

     4.6 TITLE TO ASSETS. The Borrower and each of its Consolidated Subsidiaries has good and marketable title to all of its real property and good title to all of its other properties and assets, in each case, free and clear of any liens and encumbrances, except the security interests granted to the Bank hereunder and under the Collateral Security Documents, except as permitted pursuant to Section 7.4 hereof and as otherwise disclosed in the title reports furnished to the Bank pursuant to Section 5.1(m) hereof, and all such assets are in good order and repair and fully covered by the insurance required under
Section 6.7 hereof.

     4.7 CAPITAL STOCK. As of the date of execution of this Agreement, the number of shares and classes of the outstanding capital stock of the Borrower and each of its Consolidated Subsidiaries is accurately set forth on Schedule VI attached hereto; all such shares are validly issued, fully paid and non-assessable, and the issuance and sale thereof are in compliance with all applicable federal and state securities and other applicable laws.

     4.8    ACCURACY OF INFORMATION; FULL DISCLOSURE.

            (a) All financial statements furnished to the Bank, including the annual financial statement for the Borrower and its Consolidated Subsidiaries and for the period ending December 31, 1997, and the interim financial statements dated March 31, 1998, copies of which have been furnished to the Bank, have been prepared in accordance with GAAP, and all such financial statements furnished to the Bank hereunder, fairly present in all material respects the financial condition of the Borrower and its Consolidated Subsidiaries, as of the dates and for the periods covered (subject in the case of interim financial statements, to normal recurring year-end adjustments and the absence of notes) and discloses all liabilities, as of such dates, of the Borrower and its Consolidated Subsidiaries in each case which are required to be disclosed under GAAP, and there has been no material adverse change in the financial condition or business of the Borrower and its Consolidated Subsidiaries from the date of the latest of such statements to the date hereof; and

            (b) All financial statements and other documents furnished by the Borrower to the Bank in connection with this Agreement do not and will not contain any untrue statement of material fact or omit to state a material fact necessary in order to make the statements contained therein not misleading. The Borrower has disclosed in reasonable detail to the Bank in writing any and all events which have occurred and could reasonably be expected to materially and adversely affect the business, properties, operations or condition, financial or otherwise, of the Borrower and its Consolidated Subsidiaries, considered as a whole, or the Borrower's ability to perform its obligations under this Agreement, and all other documents, agreements and actions required by the Borrower hereunder and thereunder.

     4.9 TAXES AND ASSESSMENTS. (a) The Borrower and each of the Guarantors has filed all required tax returns or has filed for extensions of time for the filing thereof, and has paid all applicable federal, state and local taxes, other than taxes not yet due or which may be paid hereafter without penalty; provided that no such taxes shall be required to be paid if they are being contested in good faith by appropriate proceedings and are covered by appropriate reserves maintained in cash or cash equivalents and in accordance with GAAP and (b) the Borrower and each of the Guarantors has no knowledge of any deficiency or additional assessment in connection therewith not provided for in the financial statements required hereunder or otherwise disclosed in writing to the Bank.

     4.10 FUNDED DEBT. The Borrower has no presently outstanding Funded Debt or similar obligations including contingent obligations and obligations under leases of property from others, except the Funded Debt and obligations described in Schedule VII hereto or in the financial statements which have been furnished to the Bank from time to time pursuant to Sections 4.8(a), 6.2 and 6.3 hereof.

     4.11 INVESTMENTS. As of the date of this Agreement, except as set forth on Schedules I-A and I-B hereto, the Borrower has no Subsidiaries, Affiliates, or investments in or loans to any other individuals or business entities, other than (a) Permitted Investments, and (b) those described in Schedule VIII hereto.

     4.12 ERISA. Except as disclosed in Schedule IX hereto or on the most recently submitted financial statements furnished to the Bank from time to time pursuant to Sections 4.8(a), 6.2 and 6.3 hereof:

            (a) The Borrower and each ERISA Affiliate is in compliance in all material respects with all applicable provisions of ERISA and the regulations promulgated thereunder;

            (b) Neither the Borrower nor any ERISA Affiliate maintains or contributes to or has maintained or contributed to any multiemployer plan (as defined in section 4001 of ERISA);

            (c) Neither the Borrower nor any ERISA Affiliate sponsors or maintains any Plan under which there is an Accumulated Funding Deficiency, whether or not waived;

            (d) The excess of the aggregate liability for accrued benefits and other ancillary benefits under each defined benefit pension Plan that is or will be sponsored or maintained by the Borrower, or any ERISA Affiliate (determined on the basis of the actuarial assumptions prescribed for valuing benefits under terminating single-employer defined benefit plans under Title IV of ERISA) over the aggregate fair market value of the assets under each such defined Plan is not likely to have a Material Adverse Effect;

            (e)  The  aggregate   liability  of  the  Borrower   and  the  ERISA
Affiliates arising out of or relating to a failure of any Plan to comply with the provisions of ERISA or the Code, will not have a Material Adverse Effect;

            (f) There exists no unrecorded liability (determined on the basis of actuarial assumptions utilized by the actuary for the Plan in preparing the most recent Annual Report) of the Borrower, or any ERISA Affiliate under any Plan, program or arrangement providing post-retirement life or health benefits that is likely to have a Material Adverse Effect;

     4.13 FEES AND COMMISSIONS. The Borrower: (a) owes no fees or commissions of any kind, and (b) knows of no claim for any fees or commissions, in either case in connection with the Borrower's obtaining the Loans from the Bank, except those provided herein.

     4.14 NO EXTENSION OF CREDIT FOR SECURITIES. The Borrower is not now, nor at any time has it been engaged principally, or as one of its important activities, in the business of extending or arranging for the extension of credit, for the purpose of purchasing or carrying any margin stock or margin securities; nor will the proceeds of the Loan be used by the Borrower, directly or indirectly, for such purposes.

     4.15 PERFECTION OF SECURITY INTERESTS. Except as otherwise provided in this Agreement, no action, including any filing or recording of any document, is necessary in order to establish, perfect and maintain the Bank's first priority security interests (to the extent that a security interest therein may be perfected by the filing of financing statements) in such assets created by the Collateral Security Documents (subject to no prior liens and encumbrances other than those permitted pursuant to Section 7.4 hereof) except for the periodic filing of continuation statements with respect to financing statements filed under the Uniform Commercial Code of applicable jurisdiction and, to the extent applicable to any Collateral, any filings with the United States Copyright Office or the United States Patent and Trademark Office and any action or filing in compliance with the Federal Assignment of Claims Act.

     4.16 PERFECTION OF MORTGAGE LIEN. Except as otherwise provided in this Agreement, no action, including the filing or recording of any document, is necessary to establish, perfect and/or maintain the Bank's first priority perfected lien in the Dresher Real Property or the Ohio Real Property.

     4.17 PERFECTION OF PLEDGE. No action, including any filing or recording of any document, is necessary under present law in order to establish, perfect and/or maintain the first priority security interest in all of the outstanding shares of capital stock of Deuer, RTI, RTI Electronics and RTIE created by the Selas Pledge Agreement.

     4.18 HAZARDOUS SUBSTANCES. Except as disclosed on Schedule X attached hereto:

            (a) The Borrower and each of its Consolidated Subsidiaries: (i) has received all permits and filed all notifications necessary to carry on its respective business (other than permits and notifications the absence of which is not reasonably likely, either singly or in the aggregate, to result in a Material Adverse Effect); and (ii) is in compliance in all respects with all Environmental Control Statutes other than any failure to comply with such Environmental Control Statutes which failure is not reasonably likely, either singly or in the aggregate, to result in a Material Adverse Effect.

            (b) The Borrower and each of its Consolidated Subsidiaries has given no written or oral notice, nor has it failed to give any required notice, to EPA or any state or local agency with regard to any actual or imminently threatened Release of Hazardous Substances on properties owned, leased or operated by the Borrower or used in connection with the conduct of its respective business and operations, which Release is reasonably likely, either singly or in the aggregate, to result in a Material Adverse Effect.

            (c) Neither the Borrower nor any of its Consolidated Subsidiaries has received notice that it is potentially responsible for costs of clean-up or remediation of any actual or imminently threatened Release of Hazardous Substances pursuant to any Environmental Control Statute, which costs of clean up are reasonably likely, either singly or in the aggregate, to result in a Material Adverse Effect.

     4.19 SOLVENCY. To the best knowledge of the Borrower, the Borrower and each of its Consolidated Subsidiaries is solvent such that (i) the fair value of its assets (including without limitation the fair salable value of the goodwill and other intangible property of the Borrower and each of its Consolidated Subsidiaries) is greater than the total amount of its liabilities, including without limitation, contingent liabilities, (ii) the present fair salable value of its assets (including without limitation the fair salable value of the goodwill and other Intangible Assets of the Borrower and each of its Consolidated Subsidiaries) is not less than the amount that will be required to pay the probable liability on its respective debts as they become absolute and matured, (iii) it is able to realize upon its assets and pay its debts and other liabilities, contingent obligations and other commitments as they mature in the normal course of business. Neither the Borrower nor any of its Consolidated Subsidiaries intends to, or believes that it will, incur debts or liabilities beyond its ability to pay as such debts and liabilities mature, nor is the Borrower or any of its Consolidated Subsidiaries engaged in a business or transaction, or about to engage in a business or transaction, for which its property would constitute unreasonably small capital after giving due consideration to the prevailing practice and industry in which it is engaged. For purposes of this Section 4.19, in computing the amount of contingent liabilities at any time, it is intended that such liabilities will be computed at the amount which, in light of all the facts and circumstances existing at such time, represents the amount that reasonably can be expected to become an actual matured liability.

     4.20 FOREIGN ASSETS CONTROL REGULATIONS. Neither the borrowing by the Borrower nor its use of the proceeds of the Loan will violate the Foreign Assets Control Regulations, the Foreign Funds Control Regulations, the Transactions Control Regulations, the Cuban Assets Control Regulations, the Iranian Assets Control Regulation, or the Libyan Sanctions Regulations of the United States Treasury Department (31 C.F.R. Subtitle B, Chapter V, as amended).

     4.21 INVESTMENT COMPANY ACT. After review of all applicable shareholder records and all filings under section13 of the Securities and Exchange Act of 1934, the Borrower is not, directly or indirectly controlled by or acting on behalf of any entity which is an "investment company" within the meaning of the Investment Company Act of 1940, as amended.

     4.22 PUBLIC UTILITY HOLDING COMPANY ACT. The execution, delivery and performance of this Agreement, the Notes and the Collateral Security Documents do not require any filing, authorization or consent under the Public Utility Holding Company Act of 1935, as amended (the "1935 Act").


                                    SECTION 5
                                   CONDITIONS

     5.1 FIRST ADVANCE. The obligation of the Bank to make the first Advance under the Revolving Credit Commitment, as amended by this Agreement, or to issue any Letter of Credit, shall be subject to the Bank's receipt of the following documents, each in form and substance satisfactory to the Bank:

            (a) Promissory Note. The Revolving Credit Note, duly executed by the Borrower.

            (b) Authorization Documents. A certified copy of the articles of incorporation, bylaws and resolutions of the Board of Directors of the Borrower authorizing the Borrower's execution and full performance of this Agreement and all other documents and actions required hereunder and thereunder, and an incumbency certificate setting forth the officers of the Borrower and those persons authorized to execute this Agreement and related documents.

            (c) Amendments to Collateral Security Agreements. The following amendments to the Collateral Security Agreement duly executed by the parties listed below, together with financing statements, landlord waivers, mortgagee consents and waivers and evidence of any other recordations required by applicable law or by the Bank to perfect or to continue the perfected status of the liens and security interests intended to be created thereunder:

                 (i) An Amendment to the Selas Security Agreement, duly executed by the Borrower, substantially in the form attached hereto as Exhibit D;

                 (ii) An Amendment to the Deuer Security Agreement, duly executed by Deuer, substantially in the form attached hereto as Exhibit E;

                 (iii) An Amendment to the RTI Security Agreement, duly executed by RTI, substantially in the form attached hereto as Exhibit F;

                 (iv) An Amendment to the RTI Electronics Security Agreement, duly executed by RTI Electronics, substantially in the form attached hereto as Exhibit G;

                 (v) An Amendment to the RTIE Security Agreement, duly executed by RTIE, substantially in the form attached hereto as Exhibit H;

                 (vi) A Second Amended and Restated Pledge Agreement amending and restating the Selas Pledge Agreement in its entirety, duly executed by the Borrower, substantially in the form attached hereto as Exhibit I;

                 (vii) An Amendment to the Deuer Guaranty, the RTI Guaranty, the RTI Electronics Guaranty and the RTI Guaranty, duly executed by each of Deuer, RTI, RTI Electronics and RTIE, substantially in the form attached hereto as Exhibit J;

                 (viii) An Amendment to the Intellectual Property Security Agreement, duly executed by RTI, substantially in the form attached hereto as Exhibit K;

                 (ix) A Third Amendment to the Selas Mortgage, duly executed by the Borrower, substantially in the form attached hereto as Exhibit L; and

                 (x) A Third Amendment to the Deuer Mortgage, duly executed by Deuer, substantially in the form attached hereto as Exhibit M.

            (d) Opinion of Counsel. An opinion letter from Drinker Biddle & Reath, LLP, counsel to the Borrower and the Guarantors, substantially in the form attached hereto as Exhibit N.

            (e) Insurance. Certificates of insurance including lender's loss payable and standard mortgagee endorsements in favor of the Bank with respect to the Borrower's and each Guarantor's fire, casualty, liability and other insurance covering its respective property and business.

            (f) Advance Request. A completed Advance Request Form required under Section 2.6(a) for the Borrower, and any other documents or information reasonably required by the Bank in connection therewith.

            (g) Fees. Payment of any LC Fees required pursuant to Section 3 hereof.

            (h) Title Insurance. A marked-up title report of a title insurance company or companies satisfactory to the Bank, representing such title insurance company's or companies' commitments to issue in favor of the Bank at the expense of the Borrower and Deuer, as applicable to such commitment, a standard form title insurance policy insuring the lien of the mortgage or deed of trust, as applicable, covering the Dresher Real Property, and the Ohio Real Property, each in an amount satisfactory to Bank and subject to no other liens except as listed therein and acceptable by the Bank.

            (i)  Searches. Uniform  Commercial Code,  tax and  judgment searches
against  the  Borrower  and   each  of  the  Guarantors  in  those  offices  and
jurisdictions as the Bank shall reasonably request.

            (j)  Other  Documents.  Such   additional  documents  as  the   Bank
reasonably may request.

     5.2    SUBSEQUENT ADVANCES.

            (a) Revolving Credit Commitment. The obligation of the Bank to make additional Advances under the Revolving Credit Commitment and issue Letters of Credit under the Revolving Credit Facility shall be subject to the Bank's receipt of a completed Advance Request Form.

            (b) Additional Condition to Bank's Obligations. It shall be a condition to the Bank's obligation hereunder to make any Advance or issue any Letter of Credit under the Revolving Credit Facility that the representations and warranties set forth herein and in the Collateral Security Documents shall be true and correct as if made on the date of such advance or Advance (other than representations and warranties that are expressly made only as to another date), that no Event of Default or Default shall have occurred and be continuing on the date of, or be caused by, such advance or Advance, that all fees required pursuant to Section 2.10 and Section 3 hereof have been paid as and when due, and there shall have been no material adverse change in the financial condition or business of the Borrower and its Consolidated Subsidiaries since the date hereof.


                                    SECTION 6
                              AFFIRMATIVE COVENANTS

     The Borrower covenants and agrees that so long as any indebtedness of the Borrower to the Bank is outstanding, the Borrower will and will cause each of the Guarantors to:

     6.1 EXISTENCE AND GOOD STANDING. Preserve and maintain its existence as a corporation and its good standing in all jurisdictions in which it conducts business and the validity of all its franchises, licenses, permits, certificates of compliance or grants of authority required in the conduct of its business.

     6.2 QUARTERLY FINANCIAL STATEMENTS. Furnish to the Bank within forty-five (45) days of the end of each fiscal quarter in each year, unaudited quarterly consolidated and consolidating financial statements with respect to the Borrower and its Consolidated Subsidiaries, in form and substance as required by the Bank, including (i) a consolidated and consolidating balance sheet, (ii) a consolidated and consolidating statement of income, (iii) a consolidated and consolidating statement of cash flows, and (iv) a certificate showing the calculation of the covenants set forth in Sections 6.15 through 6.18 hereof, prepared in accordance with GAAP consistently applied (except with respect to changes in GAAP as to which the Borrower's independent certified public accountants have concurred), together with a certificate executed by the chief executive and chief financial officers of the Borrower stating that the financial statements fairly present in all material respects the financial condition of the Borrower and its Consolidated Subsidiaries as of the date and for the periods covered and that as of the date of such certificate there exists no violation of any provision of this Agreement or the happening of any Event of Default or Default.

     6.3 ANNUAL FINANCIAL STATEMENTS. Furnish to the Bank within ninety (90) days after the close of each fiscal year: (a) audited consolidated annual financial statements for the Borrower and its Consolidated Subsidiaries,
including  the  types of  financial  statements and  information  required under
Section 6.2 hereof, which consolidated financial statements shall be prepared in accordance with GAAP and shall be certified without qualification (except with respect to changes in GAAP as to which the Borrower's independent certified public accountants have concurred) by KPMG Peat Marwick or another independent certified public accounting firm satisfactory to the Bank; and (b) management-prepared consolidated and consolidating annual financial statements for the Borrower and its Consolidated Subsidiaries, including the types of financial statements and information required under Section 6.2 hereof; and cause the Bank to be furnished, upon the completion of the annual audit referenced in clause (a) above, with a certificate signed by such accountants to the effect that to the best of their knowledge there exists no Event of Default or Default hereunder with respect to matters covered in their audit or, if any such Event of Default or Default does exist, stating the nature thereof.

     6.4 PUBLIC INFORMATION. Deliver to the Bank: (i) promptly upon transmission thereof, copies of all such financial statements, proxy statements, notices and reports as it shall send to its stockholders, copies of all registration statements (without exhibits), and all annual, quarterly or other reports which it files with the Securities and Exchange Commission (or any governmental body or agency succeeding to the functions of the Securities and Exchange Commission) including without limitation, Forms 10Q and Forms 10K; and
(ii) within fourteen days of the Borrower's receipt thereof, but in no event later than September 30th of each fiscal year, copies of the auditors' annual management letters delivered to the Borrower for the previous fiscal year.

     6.5 OTHER PERIODIC REPORTS. Deliver to the Bank, within the periods set forth below, the following reports and information:

            (a) within forty-five (45) days after the end of each fiscal quarter, and monthly, upon request of the Bank, an aging summary report of the accounts receivable of each of the Borrower and its Consolidated Subsidiaries;

            (b) within forty-five (45) days after the end of each fiscal quarter, a schedule of contracts in progress and contract backlog report for each of the Borrower and its Consolidated Subsidiaries; and

            (c)  on or before December 31 of each year, a budget for each of the
Borrower   and   its  Consolidated   Subsidiaries,  including   planned  capital
expenditures, for the succeeding fiscal year.

     6.6 BOOKS AND RECORDS. Keep and maintain satisfactory and adequate books and records of account in accordance with GAAP and make or cause the same to be made available to the Bank or its agents or nominees at any reasonable time upon reasonable notice for inspection and to make extracts thereof and permit the Bank to discuss contents of same with senior officers of the Borrower or such Guarantor and also with outside auditors and accountants of the Borrower or such Guarantor.

     6.7 INSURANCE. Keep and maintain all of its property and assets in good order and repair and fully covered by insurance with reputable and financially sound insurance companies against such hazards and in such amounts as is customary in the industry, under policies requiring the insurer to furnish reasonable notice to the Bank and opportunity to cure any non-payment of premiums prior to termination of coverage; and, furnish the Bank with certificates of such insurance and endorsements thereto including a lender's loss payable clause in favor of the Bank with respect to personal property and a standard mortgagee clause in favor of the Bank with respect to real property.

     6.8 LITIGATION; EVENT OF DEFAULT. Notify the Bank in writing immediately of the institution of any litigation, the commencement of any administrative proceedings, the happening of any event or the assertion or threat of any claim, in each case, which could have a Material Adverse Effect, or the occurrence of any Event of Default or Default hereunder.

     6.9 TAXES. Pay and discharge all taxes, assessments or other governmental charges or levies imposed on it or any of its property or assets prior to the date on which any penalty for non-payment or late payment is incurred, unless the same are (a) currently being contested in good faith by appropriate proceedings diligently prosecuted and (b) are covered by appropriate reserves maintained in accordance with GAAP.

     6.10 COSTS AND EXPENSES. Pay or reimburse the Bank for all out-of-pocket costs and expenses (including without limitation attorneys' fees and disbursements) the Bank may pay or incur in connection with the preparation and review of this Agreement, all documentation related thereto, all amendments, waivers and consents in connection therewith, the making of the Loan and issuance of Letters of Credit, and the collection, administration or enforcement of the same, including without limitation fees and disbursements incurred in defense of or to retain amounts of principal, interest or fees paid. All obligations provided for in this Section 6.10 shall survive any termination of this Agreement and the repayment of the Loan.

     6.11 ADDITIONAL COLLATERAL. Execute, deliver and record, or cause to be executed, delivered and recorded, at any time upon the Bank's request and at the Borrower's cost and expense and in form and substance satisfactory to the Bank, any of the following instruments in favor of the Bank as additional Collateral for the Loan: (i) mortgages on the Borrower's and any Guarantor's real property and certificates of title encumbrances against any of their respective vehicles (it being understood that a first priority mortgage on Minnesota Real Property shall be required in the event that RTI's Indebtedness to John Alden Life Insurance Company has been satisfied), (ii) assignments of leases of real or personal property leased by the Borrower or any Guarantor from or to others,
(iii) specific assignments by the Borrower or any Guarantor of easements, licenses, permits, certificates of compliance and certificates of approval issued by regulatory authorities, franchises or like grants of authority or service agreements, and (iv) any other like assignments or agreements specifically covering the Borrower's or any Guarantor's properties or assets.

     6.12   COMPLIANCE; NOTIFICATION.

            (a)  Comply in all respects  with all local, state and  federal laws and regulations applicable to its business, including without limitation the Environmental Control Statutes, the Securities and Exchange Act of 1934 and all laws and regulations of the Local Authorities, and the provisions and requirements of all franchises, permits, certificates of compliance and approval issued by regulatory authorities and other like grants of authority held by the Borrower or any Guarantor; and notify the Bank immediately in detail of any actual or alleged failure to comply with or perform, breach, violation or default under any such laws or regulations or under the terms of any of such franchises or licenses, grants of authority, or of the occurrence or existence of any facts or circumstances which with the passage of time, the giving of notice or otherwise could create such a breach, violation or default or could occasion the termination of any of such franchises or grants of authority.

            (b) With respect to the Environmental Control Statutes, immediately notify the Bank when, in connection with the conduct of the Borrower's or any Guarantor's business or operations, any entity (including without limitation EPA or any state or local agency) provides oral or written notification to such entity, or the Borrower or any Guarantor otherwise becomes aware of a condition with regard to an actual or imminently threatened Release of Hazardous Substances and notify the Bank in detail immediately upon the receipt by the Borrower or any Guarantor of an assertion of liability under the Environmental Control Statutes, of any actual or alleged failure to comply with or perform, breach, violation or default under any such statutes or regulations or of the occurrence or existence of any facts, events or circumstances which with the passage of time, the giving of notice, or both, could create such a breach, violation or default.

     6.13 ERISA. (a) Comply, and cause each ERISA Affiliate to comply, in all material respects with the provisions of ERISA to the extent applicable to any Plan maintained for the employees of the Borrower or any Guarantor or any ERISA Affiliate; (b) do or cause to be done all such acts and things that are required to maintain the qualified status of each Plan; (c) not incur any material Accumulated Funding Deficiency or any material liability to the PBGC (as established by ERISA); (d) notify the Bank in writing (promptly after it has come to the attention of senior management of the Borrower) of the assertion of any "reportable event" or other event described in Section 4043 of ERISA (relating to the soundness of a Plan) (except for those events for which a thirty (30) day notice period has been waived under regulations promulgated by the United States Department of Labor) or the PBGC's intention to assert a material liability against it or impose a lien on the Borrower's or any Guarantor's or any ERISA Affiliate's properties or assets) and (e) refrain from engaging in any prohibited transactions or actions causing possible liability under Section 502 of ERISA which, either singly or in the aggregate, is or are likely to have a Material Adverse Effect.

     6.14 DEPOSIT ACCOUNTS. The Borrower shall maintain all of its primary deposit accounts with the Bank.

     6.15 CONSOLIDATED TANGIBLE CAPITAL FUNDS. Maintain, as of each June 30 and December 31, Consolidated Tangible Capital Funds for the Borrower and its Consolidated Subsidiaries of not less than $21,443,000.00, increasing on a semi-annual basis, commencing on each June 30 and December 31, on a cumulative basis, by an amount equal to (i) sixty percent (60%) of consolidated net income (as determined in accordance with GAAP) for the preceding semi-annual period, with no reduction for losses accrued during any such semi-annual period; and 1(ii) sixty percent (60%) of the aggregate amount of contributions to capital during such semi-annual period.

     6.16 CONSOLIDATED TOTAL LIABILITIES AND CONTINGENT LIABILITIES TO CONSOLIDATED TANGIBLE CAPITAL FUNDS.
Maintain, as of the last day of each fiscal quarter, a ratio of (a) Consolidated Total Liabilities of the Borrower and its Consolidated Subsidiaries plus the Contingent Liabilities of Selas S.A. which are guaranteed by the Borrower, to
(b) Consolidated Tangible Capital Funds of the Borrower and its Consolidated Subsidiaries, of not more than 3.00 to 1.0.

     6.17 CONSOLIDATED CURRENT RATIO. Maintain, as of the last day of each fiscal quarter, a Consolidated Current Ratio of not less than 1.30 to 1.0.

     6.18 CONSOLIDATED FIXED CHARGE COVERAGE RATIO. Maintain, as of the last day of each fiscal year, a Fixed Charge Coverage Ratio for the Borrower and its Consolidated Subsidiaries of 1.5 to 1.0 for the preceding Rolling Period.

     6.19 MANAGEMENT CHANGES. Notify the Bank in writing immediately after any change of its senior management personnel.

     6.20 TRANSACTIONS AMONG AFFILIATES. Cause all transactions between and among Affiliates to be on an arms length basis and on such terms and conditions as are customary in the applicable industry between and among unrelated entities.

     6.21 OTHER INFORMATION. Provide the Bank with any other documents and information, financial or otherwise, reasonably requested by the Bank from time to time.


                                    SECTION 7
                               NEGATIVE COVENANTS

     So long as any indebtedness of the Borrower to the Bank remains outstanding hereunder, the Borrower covenants and agrees that, without the Bank's prior written consent, it will not and it will not permit any of the Guarantors to:

     7.1 INDEBTEDNESS. Borrow any monies or create any Funded Debt except (i) borrowings from the Bank hereunder; (ii) trade Indebtedness in the normal and ordinary course of business for value received; (iii) Indebtedness of the Borrower and the Guarantors not exceeding $500,000 in the aggregate under Capitalized Leases or secured by purchase money security interests in capital equipment acquired by the Borrower or any Guarantor; and (iv) intercompany Indebtedness permitted under Section 7.3.

     7.2 GUARANTIES. Guarantee or assume or agree to become liable in any way, either directly or indirectly, for any additional Indebtedness of others except (i) endorsements of checks or drafts in the ordinary course of business; and (ii) the guarantee by the Borrower of the Indebtedness of any of its Consolidated Subsidiaries or the guarantee by any of Borrower's Consolidated Subsidiaries of the Indebtedness of the Borrower or any of its Consolidated Subsidiaries, provided such Indebtedness is (i) not prohibited by this Agreement; (ii) accrued after the date hereof; and (iii) in favor of the Bank.

     7.3 LOANS AND ADVANCES. Make any loans or advances to any entity except loans and advances by the Borrower to any of its Consolidated Subsidiaries which are evidenced by a promissory note, substantially in the form attached hereto as Exhibit O, which shall be endorsed in favor of the Bank.

     7.4 LIENS AND ENCUMBRANCES. Create, permit or suffer the creation of any liens, security interests, or any other encumbrances on any of its property, real or personal (or the property of any Subsidiary, including without limitation, Foreign Subsidiaries) except in favor of the Bank as security for the Loan, and except (i) liens securing purchase money indebtedness for the purchase of capital equipment or obligations under Capitalized Leases with respect to capital equipment, provided that (A) such liens are limited to such capital equipment, and (B) the incurrence of such purchase money indebtedness or Capitalized Lease obligations is permitted under Section 7.1(iii) hereof; (ii) liens for taxes, assessments or other governmental charges, federal, state or local, which are not yet due and payable, without penalty, or are then being currently contested in good faith by appropriate proceedings and are covered by appropriate reserves maintained in accordance with GAAP; (iii) pledges or deposits to secure obligations under workmen's compensation, unemployment insurance or social security laws or similar legislation; (iv) deposits to secure performance or payment bonds, bids, tenders, contracts, leases, franchises or public and statutory obligations required in the ordinary course of business; and (v) deposits to secure surety, appeal or custom bonds required in the ordinary course of business.

     7.5 ADDITIONAL NEGATIVE PLEDGE. Agree or covenant with or promise any entity other than the Bank that it will not pledge its assets or properties or otherwise grant any liens, security interests or encumbrances on its property on terms similar to those set forth in Section 7.4 hereof.

     7.6 RESTRICTED PAYMENTS. Make any Restricted Payments; provided, however, that so long as there exists no Event of Default or Default under this Agreement, and to the extent that following payment thereof, the Borrower shall remain in compliance with the provisions of Section 6.15 through 6.18 hereof,
(a) the Borrower and any Guarantor may pay dividends to their respective shareholders; (b) each Guarantor shall pay to the Borrower dividends (which are otherwise authorized in accordance with applicable law and the Guarantor's articles of incorporation and bylaws) in such amounts, if any, as are necessary to permit the Borrower to make its regularly scheduled payments on its Funded Debt; and (c) the Borrower may make regularly scheduled payments of interest and principal on Subordinated Debt, if any.

     7.7    TRANSFER OF ASSETS; LIQUIDATION.

            (a) Sell, lease, transfer or otherwise dispose of all or any portion of its assets, real or personal, other than such transactions in the normal and ordinary course of business for value received; or

            (b) discontinue, liquidate, or change in any material respect any substantial part of its operations or business(es).

     7.8 ACQUISITIONS AND INVESTMENTS. Purchase or otherwise acquire (including without limitation by way of share exchange) any part or amount of the capital stock or assets of, or make any investments (other than Permitted Investments, subject to the conditions and limitations set forth in the definition thereof) in, any other firm or corporation; or enter into any new business activities or ventures not directly related to its present business; or merge or consolidate with or into any other firm or corporation; or create any subsidiary corporations or joint ventures; or permit any of Borrower's Consolidated Subsidiaries to do any of the foregoing (any of the foregoing transactions  being  referred  to herein  as  an  "ACQUISITION"),  if the  total consideration for such Acquisition exceeds $1,500.000.00 or if such consideration, when added to the total consideration for all other Acquisitions consummated by the Borrower and any of its Consolidated Subsidiaries in fiscal year 1998, exceeds $5,400,000.00, or otherwise in the same fiscal year, exceeds $2,500,000.00. For purposes of this restriction, the consideration for an Acquisition shall include all consideration of any form, including without limitation cash, notes, stock or other securities or property and the assumption of indebtedness.

     7.9 CAPITAL EXPENDITURES. Make Capital Expenditures (not including Acquisitions) in excess of $4,000,000.00 in the aggregate for the Borrower's Consolidated Subsidiaries in any fiscal year.

     7.10 USE OF PROCEEDS. Use any of the proceeds of the Loan, directly or indirectly, to purchase or carry margin securities within the meaning of Regulation U of the Board of Governors of the Federal Reserve System or engage as its principal business in the extension of credit for purchasing or carrying such securities.

     7.11   AMENDMENTS  TO   DOCUMENTS.  Amend   or  permit  the   amendment  of
organizational documents of Deuer, RTI, RTI Electronics or RTIE.


                                    SECTION 8
                   ADDITIONAL COLLATERAL AND RIGHT OF SET OFF

     8.1 ADDITIONAL COLLATERAL. As additional collateral for the payment of any and all of the Borrower's or any Guarantor's indebtedness and obligations to the Bank, whether matured or unmatured, now existing or hereafter incurred or created hereunder or otherwise, the Borrower hereby grants to the Bank a security interest in and lien upon all funds, balances or other property of any kind of the Borrower, or in which the Borrower has an interest, limited to the interest of the Borrower, therein, whether now or hereafter in the possession, custody or control of the Bank.

     8.2 RIGHT OF SET-OFF. The Bank is hereby authorized at any time and from time to time, to the fullest extent permitted by law, to set-off and apply any and all deposits (general or special, time or demand, provisional or final) at any time held and other indebtedness at any time owing by the Bank to or for the credit or the account of the Borrower against any and all of the obligations of the Borrower now or hereafter existing under this Agreement, the Notes, and the Collateral Security Documents, irrespective of whether the Bank shall have made any demand under document and although such obligations may be unmatured. The Bank agrees promptly to notify the Borrower after any such set-off and application made by the Bank; provided, however, that the failure to give such notice shall not affect the validity of such set-off and application. The Bank's rights under this Section 8 are in addition to other rights and remedies (including, without limitation, other rights of set-off) which the Bank may have.


                                    SECTION 9
                                     DEFAULT

     9.1 EVENTS OF DEFAULT. Each of the following events shall be an Event of Default hereunder:

            (a) If the Borrower or any of its Consolidated Subsidiaries shall fail to pay when due any installment of principal, interest, fees, costs, expenses or any other sum payable to the Bank hereunder, under any of the Notes, any of the Collateral Security Documents, or otherwise;

            (b) If any representation or warranty made herein or in connection herewith or in any statement, certificate or other document furnished hereunder is false or misleading in any material respect when made;

            (c) If the Borrower or any of its Consolidated Subsidiaries shall default in the payment or performance of any Funded Debt to another entity either singly or in the aggregate in excess of $1,000,000.00, whether now or hereafter incurred;

            (d) If the Borrower or any of its Consolidated Subsidiaries or any other applicable entity shall default in or fail to observe at any test date the covenants set forth in Sections 6.15 through 6.18 hereof;
            (e) If the Borrower or any of its Consolidated Subsidiaries shall default in the performance of any other agreement or covenant contained herein (other than as provided in subsections (a), (b) or (d) above) or in any document executed or delivered in connection herewith, including without limitation any Collateral Security Document and such default shall continue uncured for twenty
(20) days after notice thereof to the Borrower or any of its Consolidated Subsidiaries given by the Bank;

            (f)  If:  (i)  any person  or group  within  the meaning  of Section
13(d)(3) of the Securities Exchange Act of 1934, as amended (the "1934 Act") and the rules and regulations promulgated thereunder shall have beneficial ownership (within the meaning of Rule 13d-3 of the 1934 Act), directly or indirectly, of securities of the Borrower (or other securities convertible into such securities) representing twenty-five percent (25%) of the combined voting power of all securities of the Borrower entitled to vote in the election of directors (hereinafter called a "Controlling Person"); or (ii) a majority of the Board of Directors of the Borrower shall cease for any reason to consist of (A) individuals who on the date hereof were serving as directors of the Borrower or
(B) individuals who subsequently become members of the Board if such individuals' nomination for election or election to the board is recommended or approved by a majority of the Board of Directors of the Borrower. For purposes of clause (i) above, a person or group shall not be a Controlling Person if such person or group holds voting power in good faith and not for the purpose of circumventing this Section 8.1(f) as an agent, bank, broker, nominee, trustee, or holder of revocable proxies given in response to a solicitation pursuant to the 1934 Act, for one or more beneficial owners who do not individually, or, if they are a group acting in concert, as a group, have the voting power specified in clause (i) above;

            (g) If custody or control of any substantial part of the property of the Borrower or any of its Consolidated Subsidiaries shall be assumed by any governmental agency or any court of competent jurisdiction at the instance of any governmental agency; if any material license or franchise of the Borrower or any of its Consolidated Subsidiaries (if any hereafter exist or are required) shall be suspended, revoked or otherwise terminated; or if any governmental regulatory authority or judicial body shall make any other final non-appealable determination the effect of which would be to affect materially and adversely the operations of the Domestic Group, on a consolidated basis, or the Borrower, individually, as now conducted; or

            (h) If the Borrower or any of its Consolidated Subsidiaries: becomes insolvent, bankrupt or generally fails to pay its debts as such debts become due; is adjudicated insolvent or bankrupt; admits in writing its inability to pay its debts; shall suffer a custodian, receiver or trustee for it or substantially all of its property to be appointed and if appointed without its consent, not be discharged within thirty (30) days; makes an assignment for the benefit of creditors; or suffers proceedings under any law related to bankruptcy, insolvency, liquidation or the reorganization, readjustment or the release of debtors to be instituted against it and if contested by it not dismissed or stayed within ten (10) days; if proceedings under any law related to bankruptcy, insolvency, liquidation, or the reorganization, readjustment or the release of debtors is instituted or commenced by the Borrower or any of its Consolidated Subsidiaries; if any order for relief is entered relating to any of the foregoing proceedings; if the Borrower or any of its Consolidated Subsidiaries shall call a meeting of its creditors with a view to arranging a composition or adjustment of its debts; or if the Borrower or any of its Consolidated Subsidiaries shall by any act or failure to act indicate its consent to, approval of or acquiescence in any of the foregoing; or

            (i) the aggregate unfunded pension liabilities and unrecognized retiree welfare liability of one or more Employee Benefit Plans have increased (other than as a result of a change after the date hereof in any actuarial assumption used in connection with the calculation of such amount which change is required in accordance with sound actuarial practice) after the date of this Agreement in an amount in excess of $1,000,000.00;
            (j) any event or condition shall occur or exist with respect to any activity or substance regulated under the Environmental Control Statutes and as a result of such event or condition, the Borrower or any of its Consolidated Subsidiaries, or any combination thereof has incurred or in the opinion of the Bank is reasonably likely to incur a liability in excess of $1,000,000.00, singly or in the aggregate, during any consecutive twelve (12) month period;

            (k) if any judgment, writ, warrant or attachment or execution or similar process which calls for payment or presents liability in excess of $1,000,000.00 shall be rendered, issued or levied against the Borrower or any of its Consolidated Subsidiaries or its respective property and such process shall not be paid, waived, stayed, vacated, discharged, settled, satisfied or fully bonded within sixty (60) days after its issuance or levy.

     9.2 REMEDIES. Upon the happening of any Event of Default and at any time thereafter, at the election of the Bank, with notice to the Borrower (except if an Event of Default described in Section 9.1(h) shall occur in which case acceleration shall occur automatically without notice), the Bank may declare the entire unpaid balance, principal, interest and fees, of all Indebtedness of the Borrower to the Bank, hereunder or otherwise, to be immediately due and payable. Upon such declaration (and, upon the occurrence of an Event of Default described in Section 9.1(h) hereof, without such declaration or other notice), the Bank shall have no further obligation to make any Advances or issue any Letters of Credit under the Revolving Credit Facility and the immediate right to enforce or realize on any Collateral in any manner or order it deems expedient without regard to any equitable principles of marshalling or otherwise. In addition to any rights granted hereunder or in any documents delivered in connection herewith, the Bank shall have all the rights and remedies granted by any applicable law, all of which shall be cumulative in nature.



                                   SECTION 10
                                  MISCELLANEOUS

     10.1 INDEMNIFICATION AND RELEASE PROVISIONS. The Borrower hereby agrees to defend the Bank and its directors, officers, agents, employees and counsel from, and hold each of them harmless against, any and all losses, liabilities (including without limitation settlement costs and amounts, transfer taxes, documentary taxes, or assessments or charges made by any governmental authority), claims, damages, interest, judgments, costs, or expenses, including without limitation fees and disbursements of counsel, incurred by any of them arising out of or in connection with or by reason of this Agreement, the making of the Loans, the issuance of any letter of credit, or any Collateral Security Document, including without limitation, any and all losses, liabilities, claims, damages, interests, judgments, costs or expenses relating to or arising under any Environmental Control Statute or the application of any such Statute to the Borrower's or any of its Consolidated Subsidiaries' respective properties or assets. The Borrower hereby releases, and shall cause each Guarantor to release, the Bank and its directors, officers, agents, employees and counsel from any and all claims for loss, damages, costs or expenses caused or alleged to be caused by any act or omission on the part of either of them. All obligations provided for in this Section 10.1 shall survive any termination of this Agreement and the repayment of the Loan.

     10.2 PARTICIPATIONS AND ASSIGNMENTS. The Borrower hereby acknowledges and agrees that the Bank may at any time: (a) grant participations in all or any portion of the Loans or any Note or of its right, title and interest therein or in or to this Agreement (collectively, "PARTICIPATIONS") to any other lending office or to any other bank, lending institution or other entity which has the requisite sophistication to evaluate the merits and risks of investments in Participations ("PARTICIPANTS"); provided, however, that: (i) all amounts payable by the Borrower hereunder shall be determined as if the Bank had not granted such Participations; and (ii) any agreement pursuant to which the Bank may grant a Participation: (x) shall provide that the Bank shall retain the sole right and responsibility to enforce the obligations of the Borrower hereunder including, without limitation, the right to approve any amendment, modification or waiver of any provisions of this Agreement; (y) such participation agreement may provide that the Bank will not agree to any modification, amendment or waiver of this Agreement without the consent of the Participant if such modification, amendment or waiver would reduce the principal of or rate of interest on the Loans or postpone the date fixed for any payment of principal of or interest on the Loans; and (z) shall not relieve the Bank from its obligations, which shall remain absolute, to make Advances hereunder; and (b) assign, in one or more transactions, up to an aggregate amount equal to forty percent (40%) of its rights under the Loans with notice to Borrower.

     10.3 BINDING AND GOVERNING LAW. This Agreement and all documents executed hereunder shall be binding upon and shall inure to the benefit of the parties hereto and their respective successors and assigns and shall be governed as to their validity, interpretation and effect by the laws of the Commonwealth of Pennsylvania.

     10.4 SURVIVAL. All agreements, representations, warranties and covenants of the Borrower contained herein or in any documentation required hereunder shall survive the execution of this Agreement and the making of the Loan hereunder and, except for Sections 6.10 and 10.1 which provide otherwise, will continue in full force and effect as long as any Indebtedness of the Borrower to the Bank remains outstanding.

     10.5 NO WAIVER; DELAY. If the Bank shall waive any power, right or remedy arising hereunder or under any applicable law, such waiver shall not be deemed to be a waiver upon any later occurrence or recurrence of any of said events. No delay by the Bank in the exercise of any power, right or remedy shall, under any circumstances, constitute or be deemed to be a waiver, express or implied, of the same and no course of dealing between the parties hereto shall constitute a waiver of the Bank's powers, rights or remedies. The remedies herein provided are cumulative and not exclusive of any remedies provided by law.

     10.6 MODIFICATION; WAIVER. Except as otherwise provided in this Agreement, no modification or amendment hereof, or waiver or consent hereunder, shall be effective unless made in a writing signed by appropriate officers of the parties hereto.

     10.7 HEADINGS. The various headings in this Agreement are inserted for convenience only and shall not affect the meaning or interpretation of this Agreement or any provision hereof.

     10.8   NOTICES.  Any notice, request  or consent  required hereunder  or in connection herewith shall be deemed satisfactorily given if in writing (including facsimile transmissions) and delivered by hand or mailed (registered or certified mail) to the parties at their respective addresses or telecopier number set forth below or such other addresses or telecopier numbers as may be given by any party to the others in writing:

     if to Borrower:

            Selas Corporation of America
            2034 Limekiln Pike
            Dresher, PA 19025
            Attention: Vice President - Treasurer
            Telecopier: (215) 646-3536


     if to the Bank:

            First Union National Bank
            Broad and Walnut Streets
            Philadelphia, PA 19109
            Attention: ___________________
            Telecopier: (215) 985-8764


     with a copy to:

            First Union National Bank
          0
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                 3,242,909
[EPS-PRIMARY]                                      .62
[EPS-DILUTED]                                      .61