Form 10-Q/A
period 1998-09-30
SELAS CORP OF AMERICA
filed 1998-11-13
CIK 88790

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
              WASHINGTON, D.C.  20549

                     FORM 10-Q/A


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

FOR THE PERIOD ENDED              SEPTEMBER 30, 1998

                                        OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

COMMISSION FILE NUMBER       1-5005

             SELAS CORPORATION OF AMERICA
    (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

      PENNSYLVANIA                      23-1069060

(STATE OR OTHER JURISDICTION OF      (IRS EMPLOYER IDENTIFICATION NO.)
INCORPORATION OR ORGANIZATION)


        DRESHER, PENNSYLVANIA             19025
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)  (ZIPCODE)


                    (215) 646-6600
       (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 0R 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENT FOR THE PAST 90 DAYS.

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

DATE:  NOVEMBER 13, 1998
                                         ROBERT W. ROSS
                                     VICE PRESIDENT AND CFO







                           EXHIBIT INDEX


EXHIBITS:

      EX-27  FINANCIAL DATA SCHEDULE FOR THE NINE MONTHS
             ENDED SEPTEMBER 30, 1998.