Form 10-K
period 1998-12-31
SELAS CORP OF AMERICA
filed 1999-03-30
CIK 88790

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                       FORM 10-K
      (Mark One)
      (X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 1998
                                           OR
      ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

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

      The aggregate market value, as of March 9, 1999, of the voting stock held by non-affiliates of the registrant was approximately $28,272,522 (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

      At March 9, 1999, there were 5,260,004 of the Company's common shares outstanding (exclusive of 363,564 treasury shares).

                          DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company's 1998 annual report to shareholders are incorporated by reference into Part II of this report. Portions of the Company's proxy statement for the 1999 annual meeting of shareholders are incorporated by reference into Part III of this report. Except for the parts of such documents that have been specifically incorporated herein by reference, such documents shall not be deemed "filed" for the purposes of this report.

                                     PART I

      ITEM 1.  Business

      Selas Corporation of America (together with its subsidiaries, unless the context otherwise requires, referred to herein as the "Company", was incorporated in Pennsylvania in 1930. The Company is a diversified firm with international operations and sales that engages in the design, development, engineering and manufacturing of a range of products. The Company, headquartered in Dresher, Pennsylvania with subsidiaries in Minnesota, Ohio, California, England, France, Germany, Italy, Portugal and Singapore (and a 50% joint venture in Japan), operates directly or through subsidiaries in three business segments.

      Under the SelasTM name, the Heat Technology segment designs and manufactures specialized industrial heat technology systems and equipment for steel, glass and other manufacturers worldwide. The Company's Precision Miniature Medical and Electronic Products segment designs and manufactures microminiature components and molded plastic parts primarily for the hearing instrument manufacturing and other medical equipmnet industries and also for the electronics, telecommunications and computer industries. The Company's Tire Holders, Lifts and Related Products segment manufactures products, primarily based on cable winch designs, for use principally as original equipment by the pick-up truck and minivan segment of the automotive industry.

      Financial data relating to industry segments, geographical summary of assets and operations, export sales and major customers are set forth in
      Note 4 of the Company's consolidated financial statements.

                                 HEAT TECHNOLOGY

      The Company specializes in the controlled application of heat to achieve precise process and temperature control. The Company's principal heat technology equipment and systems are large custom-engineered furnaces and smaller standard-engineered systems, burners and combustion control equipment.

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

      Marketing and Competition. The Company markets its custom-engineered furnaces on a global basis. Marketing personnel are located at the Company's offices in Dresher, Paris, Ratingen, Derbyshire, Milan, Leiria, and at the offices of its 50%-owned affiliate, Nippon Selas Co., Ltd., in Tokyo. Over the years, the Company has installed custom-engineered systems throughout the world, in Europe, North America, South America, Asia, Australia and Africa. In a particular period, a single contract may account for a large percentage of sales, but the Company is not dependent on any custom-engineered systems customer on an ongoing basis.

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

      Operations. The Company's custom-engineered furnace business is conducted principally by its wholly-owned subsidiaries, Selas S.A. (Paris), CFR-CECF Forumi-Ripoche, S.A. (Paris), Selas Waermetechnik GmbH (Ratingen), Selas Italiana, S.r.L. (Milan), Selas U.K. (Derbyshire), and
      CFR Portugal (Leiria).   These subsidiaries currently employ
      approximately 153 persons, of whom 18 are administrative personnel and 135 are sales, engineering and operations personnel. A small number of engineering and marketing management personnel located at the Company's Dresher, Pennsylvania headquarters facility are also involved from time to time in the custom-engineered furnace business.

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

      At its facilities in Paris, France and Maisse, France, CFR employs approximately 50 full-time employees of whom 8 are executive and administrative personnel, 27 are sales and engineering personnel, and 15 are fabrication and assembly personnel. Certain information regarding the acquisition of the CFR business is set forth in note 2 to the Company's consolidated financial statements.

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

      Operations. At its Dresher facility, the Company employs approximately 60 persons, of whom 18 are executive and administrative personnel, 17 are sales and engineering personnel and 25 are personnel engaged in manufacturing. The hourly personnel are represented by a union, and the current union contract expires May 16, 2001. The Company considers its relations with its employees to be satisfactory.

      The principal components used in the Company's heat processing equipment and other products are steel, special castings (including high-alloy materials), electrical and electronic controls and materials handling equipment. These items are available from a wide range of independent suppliers.

      Research and Development. The Company conducts research and development activities at its Dresher facility to support its heat processing services and products. The Company's research efforts are designed to develop new products and technology as well as to improve existing products and technology. The Company also conducts research on behalf of particular customers in connection with customers' unusual process needs. Research and development expenditures for heat processing aggregated $77,000, $120,000, and $56,000 in 1998, 1997 and 1996, respectively.

      It is the Company's policy to apply for domestic and foreign patents on those inventions and improvements which it considers significant and which are likely to be incorporated in its products. It owns a number of United States and foreign patents. It is licensed under patents owned by others and has granted licenses to others on a fee basis. The Company believes that, although these patents collectively are valuable, no one patent or group of patents is of material importance to its business as a whole.
               PRECISION MINIATURE MEDICAL AND ELECTRONIC PRODUCTS

      Resistance Technology, Inc. ("RTI"), a wholly-owned subsidiary, manufactures microminiature components and molded plastic parts primarily for the hearing instrument manufacturing industry worldwide. RTI Electronics, Inc. ("RTIE"), formed in 1997, has expanded RTI's microminiature components business through the manufacture of electrical resistors known as thermistors and film capacitors.

      Products and Industries Served. RTI is a leading manufacturer and supplier of microminiature electromechanical components to hearing instrument manufacturers. These components consist of volume controls, trimmer potentiometers and switches. RTI also manufactures hybrid amplifiers and integrated circuit components ("hybrid amplifiers"), along with faceplates for in-the-ear and in-the-canal hearing instruments. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer's individualized specifications. Sales to hearing instrument manufacturers represented approximately 68% of 1998 annual net sales for the Company's precision miniature medical and electronic products business.

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

      The potential range of applications for RTI's molded plastic parts is broad. RTI has produced intravenous flow restrictors for a medical instruments manufacturer and cellular telephone battery sockets for a telecommunications equipment manufacturer. Sales by RTI to industries other than the hearing instrument industry represented approximately 12% of 1998 annual net sales for the Company's precision miniature medical and electronic products business.

      RTI manufactures its components on a short lead-time basis in order to supply "just-in-time" delivery to its customers. Due to the short lead-time, the Company does not include orders from RTI's customers in its published backlog figures.

      RTIE is a wholly owned subsidiary of the Company that is under the management direction of RTI. This subsidiary was established in February, 1997, when the Company acquired the assets and certain liabilities of the Rodan Division of Ketema, Inc. RTIE manufactures and sells thermistors and thermistor assemblies, which are solid state devices that produce precise changes in electrical resistance as a TM function of any change in absolute body temperature. RTIE's Surge-Gard product line, an inrush current limiting device used primarily in computer power supplies, represents approximately 50% of RTIE's sales.
      The balance of sales represent various industrial, commercial and military sales for thermistor and thermistor assemblies to domestic and international markets.
      RTI's principal raw materials are plastics, various metal oxide powders and silver paste, for which there are multiple sources of supply.

      In order to enhance its product line offering, RTI has made several strategic acquisitions in 1998. These acquisitions bolster RTI's and RTIE's precision miniature mechanical and electronic products.

      On May 27, 1998, RTI Electronics acquired the stock of IMB Electronics Products, Inc., a manufacturer of film capacitors, which are energy storage devices used primarily to resist changes in voltage. The film capacitor business represents a product line addition for the power and computer industries which RTIE serves. Effective January 1, 1999, IMB Electronics Products, Inc. was merged into RTI.




                                        -9

      ITEM 1.  Business - (Continued)

      On October 28, 1998, a newly formed subsidiary of RTI, RTI Technologies PTE LTD acquired certain assets and liabilities of Lectret, a manufacturer of microphone capsules. The acquisition expands RTI's product capability in the hearing health market by adding a microphone product line.

      Certain information regarding the acquisition of the RTIE, IMB and RTI Technologies PTE LTD businesses is set forth in note 2 to the Company's Consolidated Financial Statements.

      Marketing and Competition. RTI sells its hearing instrument components directly to domestic hearing instrument manufacturers through an internal sales force. Sales of molded plastic parts to industries other than hearing instrument manufacturers are made through a combination of independent sales representatives and internal sales force. In recent years, three companies have accounted for a substantial portion of the U.S. hearing instrument sales. In 1998, these three customers accounted for approximately 28% of RTI's net sales.

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

      RTIE sells its thermistors and film capacitors through a combination of independent sales representatives and internal sales force.

      RTIE has many competitors, both domestic and foreign, that sell various thermistor and film capacitors and some of these competitors are larger and have greater financial resources. In addition, RTIE holds a relatively small market share in the world-market of thermistor and film capacitor products.
      Operations. RTI currently employs 264 people, of whom 54 are executive and administrative personnel and 210 are sales, engineering and operations personnel at RTI's two facilities near Minneapolis, Minnesota. A small number of sales personnel employed by RT, GmbH are located in Munich, Germany and RTI Technologies employs 43 people at its Singapore location.




                                       -10-

      ITEM 1.  Business - (Continued)

      At its facilities in Anaheim, California, RTIE employs 118 full-time employees, of which 17 are salaried and 101 hourly.

      As a consumer products manufacturer, RTI is subject to claims for personal injuries allegedly caused by its products. While the Company maintains what it believes to be adequate insurance coverage, it retains a self-insured deductible under its liability insurance policies.

      Research and Development. RTI and RTIE conduct research and development activities primarily to improve its existing products and technology. Their research and development expenditures were $1,290,000, $1,154,000 and $1,083,000 in 1998, 1997 and 1996, respectively.

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

      Products and Industries Served. Deuer is a leading supplier of spare tire holders used on light trucks and mini-vans manufactured by the major domestic automotive manufacturers. Deuer's spare tire holder holds the spare tire to the underbody of the vehicle by means of a steel cable running to the underside of the vehicle's frame. One end of the steel cable is attached to a hub placed through the center of the spare tire's rim, and the other end is attached to a hand-operated winch mounted at an accessible location on the vehicle. The spare tire holding system permits the spare tire to be stored in a remote location and to be easily removed without the need to crawl under the vehicle. During 1998, sales of spare tire holders accounted for approximately 89% of Deuer's net sales.

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

      Deuer manufactures products on a short lead time basis in order to furnish "just-in-time" delivery to its automotive customers. Because of the substantial variances between manufacturers' estimated and actual requirements, the Company does not include blanket order commitments from automotive manufacturers in its published backlog figures.
                                        -11-

      ITEM 1.  Business - (Continued)

      Marketing and Competition. Deuer sells its spare tire holders directly to domestic automotive manufacturers. Deuer's spare tire holders are sold to Chrysler Corporation, General Motors, Toyota, Ford Motor Company, New United Motor Manufacturing, Inc. and Mobile Home Manufactures. The design and quality of Deuer's spare tire holders have been recognized by its major customers. The Company sells its hoist-pullers through a network of distributors as well as directly to some large retail outlets.

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

      Operations. At its Dayton facility, Deuer employs 35 executive and administrative personnel and approximately 148 manufacturing employees. Some of the manufacturing employees are represented by a union, and the current union contract expires in October 2002. Deuer considers its relations with its employees to be satisfactory.

      Deuer's principal raw material is coil rolled steel and metal cable which is widely available. Deuer also conducts research and development activities which consist of the development of new products and technology and the modification of existing products. Deuer's research and development expenditures aggregated $239,000, $253,000 and $265,000 in 1998, 1997 and 1996, respectively.

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

      RTI leases a 47,000 sq. ft. manufacturing facility in Arden Hills, Minnesota from a partnership consisting of two former officers of RTI and Mark S. Gorder who serves as an officer of RTI and on the Company's Board of Directors. At this facility, RTI manufactures all of its products other than plastic component parts. The lease expires in October, 2003, with two successive 5-year renewal





                                       -12-
      ITEM 2.  Properties  - (Continued)

      options. In addition, RTI owns, subject to a mortgage from a third party lender, a 34,000 sq. ft. building in Vadnais Heights, Minnesota at which RTI produces plastic component parts. (See notes 8, 17, and 18 of the Company's consolidated financial statements.)

      RTIE leases a building in Anaheim, California, which contains its manufacturing facilities and offices and consists of a total of 50,000 square feet. The lease expires September, 2008.

      Deuer owns its 92,000 square foot manufacturing facility located on 6.5 acres in Dayton, Ohio, where it produces its spare tire holders and hoist-pullers. The facility is furnished with a variety of steel fabrication equipment, including punch presses, drill presses, screw machines, grinders, borers, lathes and welders. This property is subject to a mortgage. See note 8 of the Company's consolidated financial statements.

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

      Selas Italiana S.r.L., the Company's Italian subsidiary, Selas Waermetechnik GmbH, the Company's German subsidiary and Selas UK, the Company's United Kingdom subsidiary, lease facilities in Milan, Italy, Ratingen, Germany, and Derbyshire, UK, respectively. The Milan and Derbyshire facilities are comprised of engineering, sales and administrative offices with the leases expiring in October 2001 and a month to month basis, respectively. The Ratingen facilities are used for sales, administrative and engineering activities and assembly of small furnaces and furnace components, with the lease expiring February, 2000. Resistance Technology, GmbH, leases office space in Munich, Germany, on a year-to-year basis, for its sales personnel. Management expects to be able to extend these leases. RTI Technologies PTE LTD leases a building in Singapore which houses its production facilities and administrative offices. The building contains 6,000 square feet and its lease expires June, 2001.

      CFR leases facilities in Paris and Maisse, both in France. The facilities in Paris house engineering, sales and administrative operations and has 10,000 square feet. The Maisse facility is 40,000 square feet and houses CFR's fabrication and assembly operations. The Paris lease expires January, 2000 and the Maisse lease expires February, 2001, each with two three-year optional renewal terms. Management expects to be able to extend these leases. CFR Portugal leases a building in Leiria, Portugal which houses its fabrication facilities and administrative offices.

      ITEM 3.  Legal Proceedings

      The Company is a defendant along with a number of other parties in approximately 147 lawsuits as of December 31, 1998 (215 as of December 31, 1997) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company.
      The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management is of the opinion that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

      The Company was one of approximately 500 defendants in a class action on behalf of approximately 2,700 present and former employees of a Texas steel mill. The cases were being defended by one or more of the Company's insurance carriers presently known to be "at risk". In October, 1998 the class action suit was settled. The Company's insurance carriers have not asked the Company to contribute to any settlement payments made by them in connection with this settlement.

      In 1995, a dispute which was submitted to arbitration, arose under a contract between a customer and a subsidiary of the Company. Substantial claims were asserted against the subsidiary Company under the terms of the contract. The Company recorded revenue of approximately $1,400,000 in 1994 and has an uncollected receivable of $140,000. In June, 1998, the arbitrator found in favor of the customer. The Company has refused to recognize the validity of the arbitration proceedings and decision and believes it is entitled to a new hearing before an international or French tribunal. The Company believes that the disposition of this claim will not materially affect the Company's consolidated financial position or results of operations.

      ITEM 4.  Submission of Matters to a Vote of Security Holders

                None

      ITEM 4A.  Executive Officers of the Company

      The names, ages and offices (as of February 26, 1999) of the Company's officers were as follows:

           Name                  Age          Office

      Stephen F. Ryan            63         Chairman, President and
                                            Chief Executive Officer

      Christian Bailliart        50         Vice President and Chairman-
                                            Director Generale of Selas S.A.

      James C. Deuer             70         Vice President and President
                                            of Deuer Manufacturing, Inc.

      Mark S. Gorder             52         Vice President and President of
                                            Resistance Technology, Inc.

      Robert W. Ross             50         President Heat Technology Group
                                            Vice President and Secretary

      Francis A. Toczylowski     48         Vice President and Treasurer

      Mr. Ryan joined the Company in May 1988, as President and Chief Executive Officer. In December, 1998, he was elected Chairman of the Board of Directors. Mr. Bailliart joined Selas S.A. in 1974 and in January 1, 1993 was promoted to Vice President of the Company and Chairman-Director Generale of Selas S.A. In 1989 he was promoted to Chairman-Director Generale of Selas S.A. from Vice President,
      Treasurer. Mr. Deuer joined the Company as President of Deuer Manufacturing when it was acquired in May, 1986 and was promoted to Vice President of the Company and President of Deuer Manufacturing in December, 1990. From 1965 to 1986 he was President of Deuer Manufacturing. Mr. Gorder joined the Company October 20, 1993 when Resistance Technology, Inc. (RTI) was acquired. Prior to the acquisition, Mr. Gorder was President and one of the founders of RTI, which began operations in 1977. Mr. Gorder was promoted to Vice President of the Company and elected to the Board of Directors in 1996. Mr. Ross joined the Company in October 1990 as Vice President - Treasurer, was appointed Chief Financial Officer January 1, 1994 and elected Secretary February 21, 1995. In December, 1998, he was appointed President of the Heat Technology Group of the Company. From 1981 to 1990 he was with ALPO Pet Foods, a division of Grand Metropolitan PLC, as a Controller from 1981 and as Vice President, Controller from 1988. Mr. Toczylowski joined the Company in 1981 and has held several positions in the accounting and finance area, most recently serving as Corporate Controller. In December, 1998, he was elected Vice President and Treasurer.

                                     PART II

      ITEM 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters

      The Company's common shares are listed on the American Stock Exchange. The high and low sale prices during each quarterly period during the past two years were as follows:

      MARKET AND DIVIDEND INFORMATION
                                          1998                  1997
                                         Market                Market
                                      Price Range           Price Range
      QUARTER                       HIGH     LOW          HIGH      LOW
      First   . . . . . . . . . . . 12-5/8   9-1/8        13-1/16   10
      Second  . . . . . . . . . . .  9-7/8   8-3/4        12-5/8     9-13/16
      Third   . . . . . . . . . . .  9       6-7/16       13-1/2    11-1/4
      Fourth  . . . . . . . . . . .  8-7/16  6-5/8        13-3/16    8-15/16

      At February 8, 1999, the Company had 471 shareholders of record.

                                     1998        1997        1996
      Dividends per share:
        First Quarter               $.045       $.043        $.04
        Second Quarter               .045        .045         .04
        Third Quarter                .045        .045         .04
        Fourth Quarter               .045        .045         .043

      The payment of any future dividends is subject to the discretion of the Board of Directors and is dependent on a number of factors, including the Company's capital requirements, financial condition, financial covenants and cash availability.

      ITEM 6. Selected Financial Data

      Certain selected financial data is incorporated by reference to "Selas Corporation of America Five-Year Summary of Operations", page 4, and "Other Financial Highlights" (excluding graphs), page 5, of the Company's 1998 annual report to shareholders.

      ITEM 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

      Management's Discussion and Analysis is incorporated by reference to page 6 through 10 of the Company's 1998 annual report to shareholders.

      Forward-Looking and Cautionary Statements. Certain statements herein that include forward-looking terminology such as "may", "will", "should", "expect", "anticipate", "estimate", "plan" or "continue" or the negative thereof or other variations thereon are, or could be deemed to be, "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These

      ITEM 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations - (Continued)

      forward-looking statements are affected by known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to differ materially from the results, performance and achievements expressed or implied in the Company's forward-looking statements. These risks, uncertainties and factors include competition by competitors with more resources than the Company, foreign currency risks arising from the Company's foreign operations, and the cyclical nature of the market for large heat technology contracts.

      The Company's heat technology business, which has contributed substantially to the Company's consolidated results, is affected by, among other things, the capital expenditures of steel and glass manufacturers and processors, industries that are highly cyclical in nature. It is difficult to predict demand for the Company's heat technology products, and the financial results of the Company's heat technology business have fluctuated, and may continue to fluctuate, materially from year to year.

      Several of the Company's competitors have been able to offer more standardized and less technologically advanced heat technology systems and equipment at lower prices. Although the Company believes that it has produced higher quality systems and equipment than these lower priced competitors, in certain instances price competition has had an adverse effect on the Company's sales and margins. There can be no assurance that the Company will be able to maintain or enhance its technical capabilities or compete successfully with its existing and future competitors.

      There can be no assurance that the Company will remain a competitive supplier to the automobile and truck industry in view of, among other things, the general trend in recent years in that industry toward a reduction in the number of third-party suppliers and toward more integrated component suppliers.

      The Company's precision miniature medical and electronics business has benefitted from its ability to automate and keep costs and prices low. There can be no assurance that the Company will be able to continue to achieve such automation and its historical profit margins particularly as the technology of hearing instruments changes and as the business expands into other product lines.

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

      ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

      The Company's consolidated cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates. The Company attempts to limit its exposure to changing foreign currency exchange rates through operational and financial market actions. The Company does not hold derivatives for trading purposes.

      The Company manufactures and sells its products in a number of locations around the world, resulting in a diversified revenue and cost base that is exposed to fluctuations in European and Asian currencies. This diverse base of foreign currency revenues and costs serves to create a hedge that limits the Company's net exposure to fluctuations in these foreign currencies.

      Short-term exposures to changing foreign currency exchange rates are occasionally managed by financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of six months or less) to offset the earnings and cash flow impact of the nonfunctional currency denominated receivables and payables relating to select custom engineered heat technology segment contracts. The decision by management to hedge any such transaction is made on a case-by-case basis. Foreign exchange forward contracts are denominated in the same currency as the receivable or payable being covered, and the term and amount of the forward foreign exchange contract substantially mirrors the term and amount of the underlying receivable or payable. The receivables and payables being covered arise from trade and intercompany transactions of and among the Company's foreign subsidiaries. At December 31, 1998 the Company did not have any forward foreign exchange contracts outstanding.

      To manage exposure to interest rate movements and to reduce its borrowing costs, the Company's French subsidiary, Selas S.A., has entered into an interest rate swap agreement. Selas S.A. is exposed to changes in interest rates primarily due to its borrowing activities which are related to long term debt used to finance its office building. The swap agreement requires fixed interest payments based on an effective rate of 8.55% for the remaining term through May, 2006. A 100 (10% adverse change) basis point move in interest rates would affect the Company's floating and fixed rate instruments, including short and long-term debt and derivative instruments, by approximately $.1 million at December 31, 1998. The fair value of the Company's variable rate debt is not significantly different from its recorded amount.

      Swap and forward foreign exchange contracts are entered into for periods consistent with related underlying exposures. The Company does not enter into contracts for speculative purposes and does not use leveraged instruments.

      ITEM 8.  Financial Statements and Supplementary Data

      The Company's consolidated balance sheets as of December 31, 1998 and 1997, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1998, and the report of independent auditors thereon and the quarterly results of operations (unaudited) for the two year period ended December 31, 1998 are incorporated by reference to pages 11 to 39 of the Company's 1998 annual report to shareholders.


      ITEM 9.  Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure

               None

                                    PART III



      The information called for by Items 10, 11, 12 and 13 (except the information concerning executive officers included in Item 4A) is incorporated by reference to the Company's definitive proxy statement relating to its 1999 Annual Meeting of Shareholders which the Company filed on March 18, 1999. However, the portions of such proxy statement constituting the report of the Compensation Committee of the Board of Directors and the graph showing performance of the Company's common shares and certain share indices shall not be deemed to be incorporated herein or filed for purposes of the Securities Exchange Act of 1934.





                                       -20-
                                     PART IV

      ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
                Form 8-K

                (a) The following documents are filed as a part of this report:

      1. Financial Statements - The Company's consolidated financial statements, as described below, are incorporated by reference to pages 11 through 39 of the Company's 1998 annual report to shareholders.

           Consolidated Balance Sheets at December 31, 1998 and 1997.

           Consolidated Statements of Operations for the years ended December 31, 1998, 1997 and 1996.

           Consolidated Statements of Cash Flows for the years ended December 31, 1998, 1997 and 1996.

           Consolidated Statements of Shareholders' Equity for the years ended December 31, 1998, 1997 and 1996.

           Notes to Consolidated Financial Statements.

           Report of Independent Auditors.

           Financial statements for 50% or less owned companies which are accounted for by the equity method have been omitted because they do not, considered individually or in the aggregate, constitute significant subsidiaries.

      2.   Financial Statement Schedules
                                                             Page
           Report of Independent Auditors on the
             Consolidated Financial Statement Schedules      24

           Schedule I - Condensed Financial Information
             of Registrant (Parent only)                     25,26,27,28

           Schedule II - Valuation and Qualifying
             Accounts                                        29,30

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

      4A. Amended and Restated Credit Agreement dated July 31, 1998 among the Company, Deuer Manufacturing, Inc., Resistance Technology, Inc., RTI Export, Inc. and RTI Electronics, Inc. Exhibit 4A to the Company's report on Form 10-Q for the nine months ended September 30, 1998 is hereby incorporated by reference.

      4B. Amended and Restated Revolving Credit Note, dated July 31, 1998, of the Company in favor of First Union National Bank. Exhibit 4B to the Company's report on Form 10-Q for the nine months ended September 30, 1998 is hereby incorporated by reference.

      4H. Guaranty dated February, 1998 of the Company in favor of First Union/First Fidelity, N.A. Pennsylvania. Exhibit 4H to the Company's report on Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference.

      10A. Form of termination agreement between the Company and Messrs. Ryan, Deuer, Gorder, Ross and Toczylowski.

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

      10E. Amended and  Restated 1994 Stock  Option Plan.   Exhibit 10E  to the
           Company's report on Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference.

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

      10K. Non-Employee Directors' Stock  Option Plan and Form  of Stock Option
           Agreements under such Plan. Exhibit 10K to the Company's Registration Statement on Form S-8 filed on October 30, 1998 is hereby incorporated herein by reference.

      13. "Selas Corporation of America Five-Year Summary of Operations" contained on page of the Company's 1998 annual report to shareholders; "Other Financial Highlights" (excluding graphs) contained on page 5 of the Company's 1998 annual report to shareholders; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 6-10 of the Company's 1998 annual report to shareholders; and the Company's consolidated financial statements, including the "Notes to Consolidated Financial Statements" and the "Report of Independent Auditors" contained on pages 11-35 of the Company's 1998 annual report to shareholders.

      ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K - (Continued)


      21.  List of significant subsidiaries of the Company.

      23.  Consent of Independent Auditors.

      24.  Powers of Attorney.

      99. Portions of the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders responsive to Items 10, 11, 12 and 13 in Part III hereof, which was filed on March 20, 1999, are hereby incorporated herein by reference. However, the portions of such proxy statement constituting the report of the Compensation Committee of the Board of Directors and the graph showing performance of the Company's common shares and certain share indices shall not be deemed to be incorporated herein or filed for purposes of the Securities Exchange Act of 1934.

           (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended December 31, 1998.





                                      -24-
         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES







      The Board of Directors and Shareholders
      Selas Corporation of America:

      Under date of February 19, 1999, we reported on the consolidated balance sheets of Selas Corporation of America and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, as contained in the 1998 annual report to shareholders. These consolidated financial statements and our reports thereon are incorporated by reference in the annual report on Form 10-K for the year 1998. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index (Item 14). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

      In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth herein.




                                               /s/ KPMG LLP



      Philadelphia, Pennsylvania
      February 19, 1999




                                         -25-
                                                             SCHEDULE I



                SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                    Condensed Financial Information of Registrant
                                   Balance Sheets
                             December 31, 1998 and 1997


      ASSETS                                        1998            1997

      Current assets:

        Cash and cash equivalents                $    70,837     $   478,119

        Accounts receivable (including
          $5,862,697 and $5,266,063 due from
          subsidiaries in 1998 and 1997,
          respectively, eliminated in con-
          solidation), less allowance for doubt-
          ful accounts of $10,000 in both years    8,892,207      11,292,250

        Inventories, at cost                       3,509,970       3,775,592

        Prepaid expenses and other current
          assets                                   1,592,723       1,993,501

              Total current assets                14,065,737      17,539,462


      Investment in wholly-owned subsidiaries     53,697,350      50,887,202

      Property and equipment, at cost              5,897,016       5,871,795

      Less:  accumulated depreciation             (4,713,782)     (4,532,232)

                                                   1,183,234       1,339,563
      Other assets and investment in
        unconsolidated affiliate                   2,394,617       1,072,562

               Total Assets                      $71,340,938     $70,838,789
                                                 ===========     ===========




                                         -26-

                                                             SCHEDULE I


               SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                    Condensed Financial Information of Registrant
                                   Balance Sheets
                              December 31, 1998 and 1997


      LIABILITIES AND SHAREHOLDERS' EQUITY          1998            1997

      Current liabilities:

        Notes payable and current maturities
          of long-term debt                      $ 4,441,554     $ 2,350,000

        Accounts payable (including $13,503,551
          and $13,237,300 due to subsidiaries
          in 1998 and 1997, respectively,
          eliminated in consolidation)            14,531,749      15,721,628

        Accrued expenses                           2,806,974       4,088,328

            Total current liabilities             21,780,277      22,159,956

      Long-term debt                               2,170,024       4,520,024

      Other postretirement benefit obligations     3,535,050       3,471,378

      Deferred income taxes                          227,347         230,945

      Pension plan obligation                           --            56,973

      Contingencies and commitments
      Shareholders' equity

      Common stock                                 5,615,081       5,589,324

      Retained earnings and other equity          38,395,096      35,192,126

      Less:  363,564 common shares held in
             treasury, at cost                      (381,937)       (381,937)

           Total shareholders' equity
                                                  43,628,240      40,399,513
           Total Liabilities and
           Shareholders' Equity                  $71,340,938     $70,838,789
                                                 ===========     ===========


          See accompanying notes to the consolidated financial statements.





                                          -27-

                                                                    SCHEDULE I


                  SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                      Condensed Financial Information of Registrant
                                Statements of Operations
                      Years Ended December 31, 1998, 1997 and 1996


                                         1998            1997          1996


      Sales, net                     $13,431,912     $24,187,052    $20,792,859

      Add back:  license fees and
        corporate charges paid by
        subsidiaries, eliminated in
        consolidation                    805,796         618,366      1,512,699

                                      14,237,708      24,805,418     22,305,558

      Costs and expenses:

        Cost of goods sold             9,582,358      19,344,767     16,504,848

        Selling, general and adminis-
          trative expenses             3,761,810       4,458,784      3,894,184

        Rent and depreciation            360,801         375,156        398,207

                                      13,704,969      24,178,707     20,797,239

      Income before income taxes and
        equity in net income of
        subsidiaries                     532,739         626,711      1,508,319

      Provision for income taxes
        (benefits)                      (753,789)         45,295        560,111
      Income before equity in net
        income of subsidiaries         1,286,528         581,416        948,208

      Equity in net income of
        subsidiaries                   2,322,994       3,805,793      3,181,987



            Net income               $ 3,609,522     $ 4,387,209    $ 4,130,195
                                     ===========     ===========    ===========

             See accompanying notes to the consolidated financial statements.



                                           -28-
                                                                     SCHEDULE I

                   SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                     Condensed Financial Information of the Registrant
                                 Statements of Cash Flows
                       Years Ended December 31, 1998, 1997 and 1996

                                         1998           1997           1996

      OPERATING ACTIVITIES
        Net income                   $ 3,609,522    $ 4,387,209    $ 4,130,195
        Adjustments to reconcile net
          income to net cash provided
          by operating activities:
            Depreciation and
              amortization               259,716        251,733        227,377
            Other adjustments         (3,050,628)    (4,405,561)    (3,507,200)
            Net changes in operating
              assets and liabilities      57,727      2,507,566      3,665,156

        Net cash provided by operating
          activities                     876,337      2,740,947      4,515,528

      INVESTING ACTIVITIES
        Dividend from unconsolidated
          affiliate                         --             --           16,742
        Acquisition of subsidiary
          company                           --       (5,152,840)          --
        Purchase of property, plant and
          equipment                      (93,415)      (259,787)      (257,767)


        Net cash (used) by investing
          activities                     (93,415)    (5,412,627)      (241,025)

      FINANCING ACTIVITIES
        Proceeds from borrowings used
          to acquire subsidiary             --        3,500,000           --
        Proceeds from exercise of
          stock options                   10,196        155,519           --
        Proceeds from short term
          borrowings                   2,091,554           --             --
        Payment of dividends            (941,954)      (929,685)      (847,712)
        Repayment of long term debt   (2,350,000)    (2,521,645)    (1,859,448)
        Net cash provided (used) by
          financing activities        (1,190,204)       204,189     (2,707,160)
      Increase (decrease) in cash
        and cash equivalents            (407,282)    (2,467,491)     1,567,343
      Cash and cash equivalents,
        beginning of year                478,119      2,945,610      1,378,267

      Cash and cash equivalents, end
        of year                      $    70,837    $   478,119    $ 2,945,610
                                     ===========    ===========    ===========


             See accompanying notes to the consolidated financial statements.


                                             -29-
                                                                SCHEDULE II

                    SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                              Valuation and Qualifying Accounts
                        Years Ended December 31, 1998, 1997 and 1996

                   Column A             Column B            Column C
                                                           Additions

                                        Balance at    Charged to
                                        Beginning     Costs and
                Classification          of Period     Expenses         Other

      Year ended December 31, 1998:
        Reserves deducted in the balance
          sheet from the asset to which
          they apply:
            Allowance for doubtful
            accounts                    $  681,356    $1,324,093     $  106,973a
                                        ==========    ==========     ==========
            Deferred tax asset valuation
            allowance                   $1,696,824    $  (76,662)(d) $     --

                                          =========   ==========     ==========

        Reserve not shown elsewhere:
          Reserve for estimated future
            costs of service and
            guarantees                  $2,705,293    $  355,013     $ 51,393 a
                                        ==========    ==========     ==========

      Year ended December 31, 1997:
        Reserve deducted in the balance
          sheet from the asset to which
          they apply:
            Allowance for doubtful
            accounts                    $  787,121    $   15,833     $(93,153)a
                                        ==========    ==========     ==========
            Deferred tax asset valuation
            allowance                   $2,315,437    $ (618,613)    $     --

                                        ==========    ==========     ==========
        Reserve not shown elsewhere:
          Reserve for estimated future
            costs of service and
            guarantees                  $1,725,690    $1,287,940    $(118,806)a
                                        =========    ==========     ==========

      Year ended December 31, 1996:
        Reserve deducted in the balance
          sheet from the asset to which
          it applies:
            Allowance for doubtful
            accounts                    $  792,249    $  196,952     $(35,428)a
                                        ==========    ==========     ==========
            Deferred tax asset valuation
            allowance                   $2,685,305    $ (369,868)    $     --

                                        ==========    ==========     ==========
        Reserve not shown elsewhere:
          Reserve for estimated future
            costs of service and
            guarantees                  $  844,787    $1,000,677     $(19,130)a
                                        ==========    ==========     ==========

      (Continued)


                                           -30-
                                                                 SCHEDULE II

                  SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                            Valuation and Qualifying Accounts
                       Years Ended December 31, 1998, 1997 and 1996


                   Column A                         Column D        Column E

                                                                    Balance at
                                                                      End of
                Classification                      Deductions        Period

      Year ended December 31, 1998:
        Reserves deducted in the balance sheet
          from the asset to which they apply:
            Allowance for doubtful accounts         $  118,689 (b)  $1,993,733
                                                    ==========      ==========
            Deferred tax asset valuation allowance        --        $1,620,162
                                                    ==========      ==========
        Reserve not shown elsewhere:
          Reserve for estimated future costs of
            service and guarantees                  $  816,810 (c)  $2,294,889
                                                    ==========      ==========

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
                                                    ==========      ==========

        Reserve not shown elsewhere:
          Reserve for estimated future costs
            of service and guarantees               $  100,644 (c)  $1,725,690
                                                    ==========      ==========



      (a) Represents difference between translation rates of foreign currency at beginning and end of year and average rate during year.
      (b)  Uncollectible accounts charged off.
      (c)  "After job" costs charged to reserve.
      (d) Valuation allowance adjustment. See note 11 to the consolidated financial statements.




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

                                           SELAS CORPORATION OF AMERICA
                                                   (Registrant)

                                           By:
                                                Francis A. Toczylowski
                                                 Vice President and
                                                 Treasurer
      Dated:  March 23, 1999

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of members of the Board of Directors) on behalf of the registrant and in the capacities and on the dates indicated.


      *By:                                   /s/ Stephen F. Ryan
      Stephen F. Ryan                      Stephen F. Ryan
      Attorney-In-Fact                     Chairman, President, Chief
                                           Executive Officer and Director
      March 23, 1999                       March 23, 1999

                   *
      John H. Austin, Jr.                  Francis A. Toczylowski
      Director                             Vice President and Treasurer
      March 23, 1999                       March 23, 1999

                   *
      Frederick L. Bissinger
      Director
      March 23, 1999

                   *
      Roy C. Carriker
      Director
      March 23, 1999
                   *
      Mark S. Gorder
      Director
      March 23, 1999

                   *
      Michael J. McKenna
      Director
      March 23, 1999

                   *
      Ralph R. Whitney, Jr.
      Director
      March 23, 1999





                                       EXHIBIT INDEX


      EXHIBITS:

      10A. Form of termination agreement between the Company and Messrs. Ryan, Deuer, Gorder, Ross and Toczylowski.

      13. "Selas Corporation of America Five-Year Summary of Operations" contained on page 4 of the Company's 1998 annual report to shareholders; "Other Financial Highlights" (excluding graphs) contained on page 5 of the company's 1998 annual report to shareholders; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 6-10 of the Company's 1997 annual report to shareholders; and the Company's consolidated financial statements, including the "Notes to Consolidated Financial Statements" and the "Report of Independent Auditors" contained on pages 11-39 of the Company's 1998 annual report to shareholders.

      21.   List of significant subsidiaries of the Company.

      23.   Consent of Independent Auditors.

      24.   Powers of Attorney.















      March 26, 1999



      Securities and Exchange Commission
      Judiciary Plaza
      450 Fifth Street, N.W.
      Washington, D.C.  20549

      Reference:  Selas Corporation of America;
                  Commission File #1-5005

      Gentlemen:

      The Company's 1998 Annual Report on Form 10-K has been filed electronically, via Edgar.

      The financial statements for the year ended December 31, 1998 do not reflect any changes in accounting principles or practices, or the method of applying any such principles or practices from the preceding year.

      Very truly yours,




      Francis A. Toczylowski
      Vice President and Treasurer

      RWR:jc

      Enclosures

      cc:  American Stock Exchange
           Attention:  Mr. Thomas Mason
           86 Trinity Place
           New York, NY  10006
           (Three copies, one with Exhibits)
           Via Certified Mail



                                                       EXHIBIT 10A

                          1999 EXTENSION AGREEMENT

           AGREEMENT dated as of January 1, 1999 between ("Executive") and Selas Corporation of America ("Selas").

                                 BACKGROUND

           Executive and Selas are parties to an Agreement re: Termination Following Change of Control or Asset Sale, the term of which, as previously extended, expires December 31, 1998 (as previously amended, the "Agreement"), which, as an inducement to Executive to continue his active participation in the business of Selas or an affiliate of Selas, provides for certain payments to the Executive under the circumstances and pursuant to the terms therein set forth. Capitalized terms used herein have such meanings as are ascribed thereto in the Agreement.

           Executive and Selas desire to confirm in writing their understanding that the term of the Agreement, insofar as the term thereof is a function of the period during which a Change of Control or Asset Sale may occur, is extended from December 31, 1998 until December 31, 1999.

           NOW, THEREFORE, in consideration of the agreements herein contained and contained in the Agreement, the parties hereto, intending to be legally bound, hereby agree as follows:

           1. Clause (i) in paragraph 5 of the Agreement is hereby amended by changing the date "December 31, 1998" to "December 31, 1999."
           2. The Agreement, as amended hereby, is hereby ratified and confirmed in all respects.

           IN WITNESS WHEREOF, Selas and Executive have executed this Agreement as of the date first above written.

                                       SELAS CORPORATION OF AMERICA



                                       BY:
                                           Name:
                                           Title:



                                       Name:



                                                                 EXHIBIT 13
      SELAS CORPORATION OF AMERICA
      is a diversified firm with international operations and sales that engages in the design, development, engineering and manufacturing of a range of products. The Company, headquartered in Dresher, Pennsylvania with subsidiaries in Minnesota, Ohio, California, England, France, Germany, Italy, Portugal, and Singapore (and a 50% joint venture in Japan), operates directly or through subsidiaries in three business segments.

      Under the Selas TMname, the Heat Technology segment designs and manufactures specialized industrial heat technology systems and equipment for steel, glass and other manufacturers worldwide. The Company's Precision Miniature Medical and Electronic Products segment designs and manufactures microminiature components and molded plastic parts primarily for the hearing instrument manufacturing industry and also for the electronics, telecommunications, computer and medical equipment industries. The Company's Tire Holders, Lifts and Related Products segment manufactures products, primarily based on cable winch designs, for use principally as original equipment by the pick-up truck and minivan segment of the automotive industry.

      FINANCIAL HIGHLIGHTS
      YEARS ENDED DECEMBER 31                   1998             1997
      Net sales . . . . . . . . . . . .  $ 99,555,000     $111,165,000
      Operating income  . . . . . . . .  $  4,858,000     $  7,171,000
      Net income  . . . . . . . . . . .  $  3,610,000     $  4,387,000
      Earnings per share:
          Basic   . . . . . . . . . . .          $.69             $.84
          Diluted . . . . . . . . . . .          $.68             $.82
      Working capital . . . . . . . . .  $ 17,211,000     $ 18,642,000
      Total assets  . . . . . . . . . .  $ 87,781,000     $ 81,795,000
      Total shareholders' equity  . . .  $ 43,628,000     $ 40,399,000
      MARKET AND DIVIDEND INFORMATION
                                          1998                  1997
                                         Market                Market
                                      Price Range           Price Range
      QUARTER                       HIGH     LOW          HIGH      LOW
      First   . . . . . . . . . . . 12-5/8   9-1/8        13-1/16   10
      Second  . . . . . . . . . . .  9-7/8   8-3/4        12-5/8     9-13/16
      Third   . . . . . . . . . . .  9       6-7/16       13-1/2    11-1/4
      Fourth  . . . . . . . . . . .  8-7/16  6-5/8        13-3/16    8-15/16

      At February 8, 1999, the Company had 471 shareholders of record.
                                     1998        1997        1996
      Dividends per share:
        First Quarter               $.045       $.043        $.04
        Second Quarter               .045        .045         .04
        Third Quarter                .045        .045         .04
        Fourth Quarter               .045        .045         .043

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

      THE COMMON STOCK OF SELAS CORPORATION OF AMERICA IS LISTED ON THE AMERICAN STOCK EXCHANGE UNDER THE SYMBOL SLS.




      SELAS CORPORATION OF AMERICA
      FIVE-YEAR SUMMARY OF OPERATIONS
      (In thousands, except for per share data)


      Years Ended December 31         1998 (a)      1997 (b)           1996

      Sales, net                    $  99,555     $ 111,165       $  103,426

      Cost of sales                    76,832        87,704           80,870
      Selling, general and
        administrative expenses        17,864        16,289           15,034
      Interest expense                  1,139         1,040            1,212
      Interest (income)                  (145)         (237)            (298)
      Other (income) expense, net         (85)            8               83

      Income before income taxes        3,950         6,361            6,525
      Income taxes                        340         1,974            2,395

      Net income                    $   3,610     $   4,387        $   4,130
                                     ========      ========        =========

      Earnings per share:

        Basic                            $.69          $.84             $.80
                                    =========     =========       ==========
        Diluted                          $.68          $.82             $.78
                                    =========     =========       ==========

      Comprehensive income (c)      $   3,996     $   3,520       $    3,833
                                    =========     =========       ==========

      Weighted average number of
        shares outstanding during
        year

        Basic                       5,233,016     5,213,124        5,190,075
                                    =========     =========        =========
        Diluted                     5,310,354     5,354,978        5,271,959
                                    =========     =========        =========




                                                                 Continued





      SELAS CORPORATION OF AMERICA
      FIVE-YEAR SUMMARY OF OPERATIONS
      (In thousands, except for per share data)


      Years Ended December 31            1995        1994

      Sales, net                    $   71,215    $   73,663

      Cost of sales                     52,060        52,813
      Selling, general and
        administrative expenses         14,397        14,727
      Interest expense                   1,336         1,282
      Interest (income)                   (340)         (303)
      Other (income) expense, net           36           165

      Income before income taxes         3,726         4,979
      Income taxes                       1,426         1,875

      Net income                    $    2,300    $    3,104
                                     =========     =========

      Earnings per share:

        Basic                             $.44          $.60
                                    ==========    ==========
        Diluted                           $.44          $.60
                                    ==========    ==========

      Comprehensive income (c)      $    2,322    $    4,176
                                    =========     ==========

      Weighted average number of
        shares outstanding during
        year

        Basic                        5,189,048     5,179,246
                                    ==========     =========
        Diluted                      5,202,411     5,215,736
                                    ==========     =========

      (a) On February 28, 1998, the Company acquired the stock of CFR, a Paris, France based company.

           On May 27, 1998, a subsidiary of the Company acquired the stock of IMB Electronic Products, Inc.

           On October 28, 1998, a newly formed subsidiary of the Company, RTI Technologies PTE LTD acquired certain assets and liabilities of Lectret.

      (b) On February 21, 1997, the Company acquired the assets of RTI Electronics, Inc.

      (c) In 1998, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 130, "Reporting Comprehensive Income." See
           note 1 to the consolidated financial statements.



      OTHER FINANCIAL HIGHLIGHTS
      Years Ended December 31         1998 (a)      1997 (b)          1996
      (In thousands, except for per share data)

      Working capital               $17,211         $18,642        $19,822
      Total assets                  $87,781         $81,795        $91,162
      Long-term debt                $ 6,266         $ 7,015        $ 6,837
      Long-term benefit obligations $ 4,096         $ 4,081        $ 4,310
      Shareholders' equity:
        Capital stock and additional
          paid-in capital           $17,556         $17,382        $17,214
        Retained earnings            25,798          23,130         19,673
        Accumulated other
          comprehensive income          656             269          1,136
        Treasury stock                 (382)           (382)          (382)

          Total shareholders'
            equity                  $43,628         $40,399        $37,641

      Depreciation and amortization $ 3,809         $ 3,469        $ 2,826
      Dividends per share              $.18           $.178          $.163



                                                                   Continued





      OTHER FINANCIAL HIGHLIGHTS
      Years Ended December 31
      (In thousands, except for
      per share data)                  1995            1994

      Working capital               $15,751         $17,935
      Total assets                  $67,960         $70,120
      Long-term debt                $ 9,100         $11,136
      Long-term benefit
        obligations                 $ 4,409         $ 4,431
      Shareholders' equity:
        Capital stock and
          additional
          paid-in capital           $17,214         $17,182
        Retained earnings            16,390          14,886
        Accumulated other
          comprehensive income        1,434           1,412
        Treasury stock                 (382)           (382)

          Total shareholders'
            equity                  $34,656         $33,098

      Depreciation and
        amortization                $ 2,771         $ 2,732
      Dividends per share             $.154           $.137
      MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      1998 COMPARED WITH 1997

      Consolidated net sales decreased 10.4% to $99.5 million in 1998 from $111.2 million in 1997. Net sales from the heat technology segment decreased to $46.4 million in 1998 compared to $63 million in 1997. The decline in sales in 1998 is attributable in part to lower sales backlog of large custom engineered contracts as of the beginning of 1998 compared to the beginning of 1997. The February, 1998 acquisition of CFR generated sales of $14.5 million for the year which partially offset some of the decrease for the period. Sales and earnings of large custom engineered contracts are recognized on the percentage of completion method and generally require more than twelve months to complete. The Company is not dependent on any one heat technology customer on an ongoing basis. Backlog for the heat technology segment was $24.8 million as of December 31, 1998 compared to $12.2 million at December 31, 1997.

      The Company's precision miniature medical and electronic products segment net sales increased to $37 million in 1998 from $33.3 million in 1997. The increase in sales is partially attributable to the acquisition of IMB Electronic Products, Inc. (IMB) in May, 1998 and RTI Technologies PTE LTD
      (RTIT) in October, 1998. Also impacting this segment's increased revenue were higher sales of hybrid electromechanical systems and plastic component sales to its hearing health customers, which were partially offset by lower sales in the electronic products segment due to the Asian economic situation.

      Net sales for the tire holders, lifts and related products segment increased to $16.1 million in 1998 compared to sales of $14.9 million in 1997. The increase in revenue is primarily due to higher unit sales of tire lifts to the domestic automotive industry.

      The Company's gross profit margin as a percentage-of-sales increased slightly to 22.8% in 1998 from 21.1% in 1997. Gross profit margins for the heat technology segment increased to 18.7% for 1998 compared to 14.7% in 1997. Heat technology gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions related to the contract. The gross profit margins in 1998 and 1997 were impacted by several contracts that had higher than expected costs. Heat



       MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

      technology reserves for guarantee obligations and estimated future costs of services decreased to $2.3 million in 1998 from $2.7 million in 1997 due to the completion of several contracts during the year. Guarantee obligations and estimated future service costs on these contracts extend for up to one year from completion.

      Gross profit margins for the precision miniature medical and electronic products segment declined to 29.3% in 1998 from 35.1% in 1997. The lower gross profit margins are partially attributable to the acquisition of IMB in May, 1998 and RTIT in October, 1998 as their products, while profitable, do not achieve the historical gross profit margins of this business segment. To a lesser degree, the gross profit margins are impacted by the mix of sales between 1998 and 1997 as electromechanical systems and plastic component parts have varying profit margins. Further affecting the gross profit margins of the electronic products line is the severe price competition from competitors and the Asian economic situation.
      Gross profit margins for the tire holders, lifts and related products segment improved to 19.8% in 1998 from 17% in 1997. The improvement in 1998 is due to efficiencies from higher production through the increased sale of tire lifts.

      Selling, general and administrative expenses increased 9.7% to $17.9 million as compared to 1997 expenses of $16.3 million. Approximately $1.5 million of the increase is due to the acquisitions of CFR and IMB during the year.

      Research and development costs amounted to $1.6 million in 1998 compared to $1.5 million in 1997. Interest expense increased in 1998 to $1.1 million compared to $1 million in 1997, due to increased borrowings partially offset by lower average interest rates. Interest income decreased to $.1 million in 1998 compared to $.2 million in 1997, due to lower average funds available for investment in 1998.

      Other (income) expense included gains on foreign currency transactions of $176,000 and $14,000 in 1998 and 1997, respectively.

      The effective tax rate in 1998 and 1997 on income before income taxes was 8.6% and 31%, respectively. The lower rate in 1998 is due principally to the reduction of the valuation allowance on deferred tax assets.





      MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

      In the second quarter of 1998, the Company reduced the valuation allowance applied against deferred tax benefits associated with domestic postretirement benefit obligations by $724,512 and against certain domestic employee pension plan obligations by $33,694. The reduction in the valuation allowance was based on several factors including: recent acquisitions, past earnings history and trends, reasonable and prudent tax planning strategies, and the expiration dates of carryforwards.

      Realization of future tax benefits related to deferred tax assets is dependent on many factors, including acquisitions, past earnings history and trends, reasonable and prudent tax planning strategies, the expiration dates of carryforwards, the Company's ability to generate taxable income within the foreign subsidiary's net operating loss period and the timing of the reversal of the postretirement benefit and pension plan obligations in the future. Management has considered these factors in reaching its conclusion as to the adequacy of the valuation allowance for financial reporting purposes. The Company continually reviews the adequacy of the valuation allowance and recognizes benefits only as reassessment indicates that it is more likely than not benefits will be realized.

      Consolidated net income of $3.6 million in 1998 decreased 17.7% from $4.4 million in 1997. The Company's heat technology segment had lower earnings of $1.1 million in 1998 compared to $1.8 million in 1997 due to lower sales and several contracts that had higher costs. The precision miniature medical and electronic products segment's income decreased to $1.6 million in 1998 from $2.1 million in 1997, as a result of the change in the product mix of sales and increased competition. The Company's tire holders, lifts and related products segment increased its net income in 1998 to $.9 million compared to $.5 million in 1997 as a result of its increased tire lift production and sales. Net income was also impacted by the reduction of the valuation allowance applied against deferred tax benefits of $.8 million.
      LIQUIDITY AND CAPITAL RESOURCES

      Consolidated net working capital decreased to $17.2 million at December 31, 1998 from $18.6 million at December 31, 1997. The lower working capital was due in part to the 1998 acquisitions of CFR, IMB and RTIT, repayment of long-term debt obligations, payment of dividends and capital expenditures, partially offset by the earnings for the year. The major changes in the components of working capital were an increase in inventories of $2.6 million offset by an increase in short-term borrowings of $4.3 million, both due to the 1998 acquisitions. Other changes are a decrease in accounts receivable and a decrease in accrued expenses and customer advances, which are primarily due to the level of activity in the heat technology segment. The change in deferred taxes is the result of the reduction of the valuation allowance and the




      MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      recognition of tax benefits connected with  foreign net operating losses.


      The Company's long-term debt at December 31, 1998 was $6.3 million. The decrease in long-term debt is due to repayments during the year. The increase in notes payable is the result of the acquisitions of CFR, IMB and RTIT during 1998. Under the terms of Selas' credit facility, there are covenants that may restrict the payment of future dividends. The credit facility required the Company to maintain consolidated tangible capital funds of approximately $23.7 milion through December 31, 1998 consisting of shareholders' equity, plus subordinated debt, less intangible assets increased annually by 60% of net income and 60% of the aggregate amount of contributions to capital. At December 31, 1998, the Company exceeded the amount required to satisfy this covenant in the credit facility by $3 million.

      The Company's French subsidiary, Selas S.A., has an interest rate swap agreement for the purpose of managing interest rate expense. The total notional amount of $2.1 million will decrease consistent with the terms of the related long-term debt agreement. The swap agreement requires fixed interest payments based on an effective rate of 8.55% for the remaining term through May, 2006. Additional interest incurred during 1998 and 1997 in connection with the swap arrangement amounted to $81,512 and $95,584, respectively.

      The Company believes that its present working capital position combined with funds expected to be generated from operations and the available borrowing capacity through its revolving credit loan facilities will be sufficient to meet its anticipated cash requirements for operating needs and capital expenditures.

      A significant portion of the heat technology segment sales are denominated in foreign currencies, primarily the French franc. Generally, the income statement effect of changes in foreign currencies is partially or wholly offset by the European subsidiaries' ability to make corresponding price changes in the local currency. The impact of fluctuations in foreign currencies did not have a material effect on the financial results of the Company in 1998, 1997 or 1996.

      The Company is a defendant along with a number of other parties in approximately 147 lawsuits as of December 31, 1998 (215 as of December 31, 1997) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier


       MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      substantiate this situation. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management is of the opinion that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

      The Company was one of approximately 500 defendants in a class action on behalf of approximately 2,700 present and former employees of a Texas steel mill. The cases were being defended by one or more of the
      Company's insurance carriers presently known to be "at risk". In October, 1998, the class action suit was settled. The Company's insurance carriers have not asked the Company to contribute to any settlement payments made by them in connection with this settlement.

      The Company is aware of the issues associated with the Year 2000 problem. The "Year 2000" matter relates to whether computer hardware, software and equipment will properly recognize date sensitive information referring to the Year 2000. Potential computer system and equipment failures arising from years beginning with "20" rather than "19" are a known risk.

      The Company currently has a program underway to remediate by the second quarter of 1999 all of the Company's significant computer systems that are not Year 2000 compliant. The program is divided into three major components: (1) identification of all information technology systems ("IT Systems") and non-information technology systems ("Non-IT Systems") that are not Year 2000 compliant; (2) repair or replacement of the identified non-compliant systems; and (3) testing of the repaired or replaced systems. Approximately 25% of the IT Systems the Company uses are in-house developed. Commercially developed software, the majority of which is periodically upgraded through existing maintenance contracts, accounts for the balance. Part (1) and (2) of the Company's Year 2000 program are substantially complete. Review of accounting and financial reporting systems is finished, and the Company is continuing to review Non-IT Systems that have embedded microprocessors in various types of equipment. Part (2), repairing and replacing, has been completed for both in-house and commercially developed IT Systems. Part (3), testing, is underway and the Company has targeted the end of the second quarter of 1999 as a completion date.

      The Company has been inquiring of certain key suppliers and business partners about their Year 2000 readiness. While no assurances can be given that key suppliers and business partners will remedy their own Year 2000 issues, the Company to date has not identified any material impact on its ability to continue normal business operations with suppliers or other third parties who fail to address the Year 2000 issue.


       MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      Actual costs associated with implementation of the Company's Year 2000 program are not expected to be material to the Company's operations and financial condition. Costs of $200,000 to $250,000, primarily for software and outside services, have been or are expected to be incurred and expensed. As of December 31, 1998, approximately $150,000 of costs have been expended.

      The Company will continue to monitor and evaluate the impact of the Year 2000 issue on its operations. Until the Company has completed the final testing part of its program, the risks from potential Year 2000 failures cannot be fully assessed. Due to this situation, the Company cannot now begin final contingency plans. These plans will be developed as potential Year 2000 failures are identified in the final testing stages. Nevertheless, if remediation is not accomplished successfully in a timely fashion and successful contingency plans are not implemented, the Company believes the Year 2000 issue could have a material adverse effect on the Company.

      On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency -- the Euro. The Euro trades on currency exchanges and may be used in business transactions. The conversion to the Euro will eliminate currency exchange risk between the member countries. Beginning in January 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company has recognized this situation and is currently in the process of developing a plan to address any issue being raised by the currency conversion. Possible issues include, but are not limited to, the need to adapt computer and financial systems to recognize Euro-denominated transactions, as well as the impact of one common European currency on pricing. The Company anticipates that any unaddressed issues will be resolved during 1999.

      In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement is effective for fiscal years beginning after June 15, 1999. Management has not yet determined the impact that the adoption of this statement may have on earnings, financial condition or liquidity of the Company. The Company plans to adopt SFAS No. 133 as permitted by this accounting standard by January 1, 2000.

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




      MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      In April 1998, the Accounting Standards Executive Committee (AcSEC) issued Statement of Position (SOP) 98-5, "Reporting on the Costs of Start-Up Activities." This SOP provides guidance on the financial reporting of start-up costs and organization costs. The SOP requires costs related to start-up activities and organization costs be expensed as incurred. The statement is effective for financial statements for fiscal years beginning after December 15, 1998.

      The Company plans to adopt these SOP's in connection with the preparation of the December 31, 1999 consolidated financial statements as permitted by SOP 98-1 and 98-5. The adoption of these standards is not expected to have a material impact on consolidated results, financial conditions, or long-term liquidity.

      1997 COMPARED WITH 1996

      Consolidated sales increased 7.5% to $111.2 million in 1997 from $103.4 million in 1996. Net sales from the heat technology segment were $63 million in 1997 compared to $62.8 million in 1996. The slight increase in sales for 1997 is attributed to the high level of backlog at December 31, 1996, coupled with additional bookings in 1997. The turmoil in the Asian markets also had an impact on sales and bookings in 1997 as several highly expected orders were delayed and put on hold by our customers. Approximately 10.6% of 1997 revenue is related to contracts or sales to customers in Asia. Due to the nature of the Company's large custom-engineered contracts, one contract may account for a large percentage of sales in a particular period; however, the Company is not dependent on any one heat technology customer on an ongoing basis. Backlog for the heat technology segment was down to $12.2 million at December 31, 1997 compared to $55.5 million at December 31, 1996. In February, 1998 this business segment received orders for several projects in excess of $17 million.

      The Company's precision miniature medical and electronic products segment sales increased to $33.3 million in 1997 from $27.4 million in 1996. The majority of the increase in sales for 1997 is attributed to the February, 1997 acquisition of RTI Electronics which had sales of $5.7 million in 1997. There was also a mix in products sold to the hearing aid industry as plastic component part sales were slightly below the 1996 level and microminiature system sales were higher in 1997.

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




      MANAGEMENT'S DISCUSSION AND ANALYSIS
      OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

      The Company's gross profit margin as a percentage-of-sales decreased to 21.1% in 1997 from 21.8% in 1996. Gross profit margins for the heat technology segment decreased to 14.7% in 1997 from 16% in 1996. Heat technology gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions related to the contract. The gross profit margins were impacted by two contracts in 1997 and one contract in 1996 that had losses that impacted the segment's overall gross profit margins. Heat technology reserves for guarantee obligations and estimated future costs of services increased to $2.7 million in 1997 from $1.7 million in 1996 due to several large custom-engineered contracts in process, recently completed, or near completion in 1997 compared to 1996. Guarantee obligations and estimated future service costs on these contracts extend for up to one year from completion.

      Gross profit for the precision miniature medical and electronic products segment decreased to 35.1% in 1997 from 39% in 1996. The lower gross profit margins in 1997 are attributable to the acquisition of RTI Electronics in February, 1997 as its products, while profitable, do not achieve the historical gross profit margins of this business segment. Also impacting the lower 1997 gross profit margins, but to a lesser degree, is the mix of sales between 1997 and 1996 as microminiature systems and plastic component parts have varying profit margins.

      Gross profit margins for the tire holders, lifts and related products segment improved to 17% in 1997 from 13.6% in 1996. The improvement in 1997 is due to efficiencies from higher production through the increased sales of tire lifts.

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

      Consolidated net income of $4.4 million in 1997 was up 6.2% from $4.1 million in 1996. The largest increase was in the Company's tire holders, lifts and related products segment which increased to $.5 million in 1997 compared to $.1 million in 1996. The precision miniature medical and electronic products increased its net income in 1997 to $2.1 million from $2.0 million in 1996. The Company's heat technology segment was impacted by additional costs of $.4 million relating to the proposed acquisition of MRL Industries, Inc. which resulted in lower earnings in 1997 of $1.8 million compared to $2 million in 1996.

      FORWARD-LOOKING AND CAUTIONARY STATEMENTS

      Certain statements herein that include forward-looking terminology such as "may", "will", "should", "expect", "anticipate", "estimate", "plan" or "continue" or the negative thereof or other variations thereon are, or could be deemed to be, "forward-looking statements" within the meaning of
      Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are affected by known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to differ materially from the results, performance and achievements expressed or implied in the Company's forward-looking statements. These risks, uncertainties and factors include competition by competitors with more resources than the Company, foreign currency risks arising from the Company's foreign operations, and the cyclical nature of the market for large heat technology contracts. Reference is made to the Company's 1998 Annual Report on Form 10-K regarding other important factors that could cause the actual results, performance or achievement of the Company to differ materially from those contained in or implied by any forward-looking statement made by or on behalf of the Company, including forward-looking statements contained herein.





      SELAS CORPORATION OF AMERICA
      CONSOLIDATED STATEMENTS OF OPERATIONS

      YEARS ENDED DECEMBER 31              1998             1997         1996

      Sales, net . . . . . . . .    $ 99,554,554     $111,164,563  $103,426,075

      Operating costs and expenses
        Cost of sales  . . . . .      76,832,570       87,703,693    80,870,331
        Selling, general and
          administrative expenses     17,863,587       16,289,388    15,033,728

      Operating income . . . . .       4,858,397        7,171,482     7,522,016

      Interest expense . . . . .       1,139,274        1,039,524     1,212,194
      Interest (income). . . . .        (145,047)        (237,592      (297,806)
      Other (income) expense, net        (85,677)           8,385        82,475

      Income before income taxes       3,949,847        6,361,165     6,525,153
      Income taxes   . . . . . .         340,325        1,973,956     2,394,958

      Net income . . . . . . . .    $  3,609,522     $  4,387,209     4,130,195
                                    ============     ============     =========


      Earnings per share

        Basic  . . . . . . . . .            $.69             $.84          $.80
                                    ============     ============   ============

        Diluted  . . . . . . . .            $.68             $.82          $.78
                                    ============     ============  ============

      Comprehensive income . . .    $  3,996,304     $  3,519,950    $3,833,014
                                    ============     ============    ==========








               See accompanying notes to the consolidated financial statements.





                                           CONSOLIDATED BALANCE SHEETS

      ASSETS                                           1998           1997

      Current assets

        Cash, including cash equivalents
          of $313,000 in 1998 and
          $2,579,000 in 1997 . . . . . . . . . .$ 2,784,284     $ 3,034,903

        Accounts and notes receivable, (including
          unbilled receivables of $3,898,000 in
          1998 and $6,574,000 in 1997) less
          allowance for doubtful accounts of
          $1,994,000 in 1998 and $681,000 in
          1997                                   30,494,933      30,931,625

        Inventories  . . . . . . . . . . . . . . 12,628,623       9,999,140

        Deferred income taxes  . . . . . . . . . .3,603,701       2,840,423

        Other current assets . . . . . . . . . .  1,332,135         919,608

            Total current assets . . . . . . . . 50,843,676      47,725,699


      Investment in unconsolidated affiliate . . .  538,913         472,689

      Property, plant and equipment

        Land   . . . . . . . . . . . . . . . . . .1,077,522       1,041,869

        Buildings  . . . . . . . . . . . . . . . 12,129,811      10,839,950

        Machinery and equipment  . . . . . . . . 25,788,736      22,720,633

                                                 38,996,069      34,602,452

        Less:  Accumulated depreciation  . . . . 20,038,177      17,284,665

            Net property, plant and equipment. . 18,957,892      17,317,787

      Deferred pension cost  . . . . . . . . . . .     --            56,973

      Excess of cost over net assets of acquired
        subsidiaries, less accumulated
        amortization of $2,452,000 and
        $1,696,000                               16,813,073      15,502,201

      Other assets, less amortization  . . . . .    627,009         719,715
                                                $87,780,563     $81,795,064
                                                ===========     ===========

           See accompanying notes to the consolidated financial statements.





      December 31, 1998 and 1997

      LIABILITIES AND SHAREHOLDERS' EQUITY             1998           1997


      Current liabilities

        Notes payable . . . . . . . . . . . . . $ 4,701,279     $   975,804

        Current maturities of long-term debt  . . 3,178,241       2,618,463

        Accounts payable  . . . . . . . . . . . .15,410,642      14,336,607

        Federal, state and foreign income taxes .   838,634         693,240

        Customers' advance payments on contracts    697,270         902,592

        Guarantee obligations and estimated future
          costs of service  . . . . . . . . . . . 2,294,889       2,705,293

        Other accrued liabilities . . . . . .     6,512,016       6,851,846

            Total current liabilities . . . .    33,632,971      29,083,845

      Long-term debt  . . . . . . . . . . . .     6,265,720       7,015,080

      Pension plan obligation . . . . . . . .          --            56,973

      Other postretirement benefit obligations    4,096,057       4,024,217

      Deferred income taxes . . . . . . . . .       157,575       1,215,436

      Contingencies and commitments

      Shareholders' equity

        Common shares, $1 par; 10,000,000 shares
          authorized; 5,615,081 and 5,589,324
          shares issued, respectively . . . . .   5,615,081       5,589,324

        Additional paid-in capital  . . . . . .  11,941,498      11,792,878

        Retained earnings . . . . . . . . . . .  25,797,823      23,130,255

        Accumulated other comprehensive income      655,775         268,993

                                                 44,010,177      40,781,450

        Less:  363,564 common shares held in
          treasury, at cost . . . . . . . . .       381,937         381,937

            Total shareholders' equity  . . .    43,628,240      40,399,513

                                                $87,780,563     $81,795,064
                                                ===========     ===========
               See accompanying notes to the consolidated financial statements.



      CONSOLIDATED STATEMENTS OF CASH FLOWS

      YEARS ENDED DECEMBER 31                                        1998

      Cash flows from operating activities:
        Net income . . . . . . . . . . . . . . . . . . . .    $ 3,609,522
        Adjustments to reconcile net income to net cash
          provided byoperating activities:
            Depreciation and amortization  . . . . . . . .      3,809,245
            Equity in (income) loss of unconsolidated
                       affiliate                                   (2,924)
            (Gain) loss on sale of property and equipment             999
            Deferred taxes . . . . . . . . . . . . . . . .     (2,013,714)
            Changes in operating assets and liabilities:
                (Increase) decrease in accounts receivable .    2,036,197
                (Increase) in inventories  . . . . . . . . .     (609,863)
                (Increase) decrease in other assets  . . . .       47,134
                 Increase (decrease) in accounts payable . .      280,579
                 Increase (decrease) in accrued expenses . .   (2,513,121)
                 Increase (decrease) in customer advances  .   (1,108,010)
                 Increase (decrease) in other liabilities  .      115,049

                   Net cash provided by operating activities    3,651,093

      Cash flows from investing activities:
        Purchases of property, plant and equipment . . . .     (3,554,540)
        Proceeds from sale of equity in affiliate  . . . .           --
        Proceeds from sales of property and equipment. . .         18,837
        Dividend from unconsolidated affiliate . . . . . .           --
        Acquisition of subsidiary companies, net of cash
          acquired                                             (2,776,230)

                   Net cash (used) by investing activities .   (6,311,933)

      Cash flows from financing activities:
        Proceeds from short-term borrowings  . . . . . . . .    4,095,199
        Repayments of short-term borrowings  . . . . . . . .           --
        Proceeds from borrowings used to acquire
          subsidiaries                                          2,542,373
        Proceeds from long-term debt . . . . . . . . . . . .         --
        Repayments of long-term debt . . . . . . . . . . . .   (3,483,296)
        Proceeds from exercise of stock options  . . . . . .       10,196
        Payment of dividends   . . . . . . . . . . . . . . .     (941,954)

                   Net cash provided (used) by financing
                   activities                                   2,222,518

      Effect of exchange rate changes on cash  . . . . . . .      187,703

      Increase (decrease) in cash and cash equivalents . . .     (250,619)

      Cash and cash equivalents beginning of year. . . . . .    3,034,903

      Cash and cash equivalents end of year. . . . . . . . .  $ 2,784,284
                                                              ===========


         See accompanying notes to the consolidated financial statements


       CONSOLIDATED STATEMENTS OF CASH FLOWS
      YEARS ENDED DECEMBER 31                                        1997

      Cash flows from operating activities:
        Net income . . . . . . . . . . . . . . . . . . . . .  $ 4,387,209
        Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization  . . . . . . . . .    3,468,498
            Equity in (income) loss of unconsolidated
              affiliate  . . . . . . . . . . . . . . . . . .        4,715
            (Gain) loss on sale of property and equipment  .        3,965
            Deferred taxes . . . . . . . . . . . . . . . . .     (683,615)
            Changes in operating assets and liabilities:
                (Increase) decrease in accounts receivable .    5,900,924
                (Increase) in inventories  . . . . . . . . .   (1,296,090)
                (Increase) decrease in other assets  . . . .     (651,087)
                 Increase (decrease) in accounts payable . .   (2,788,173)
                 Increase (decrease) in accrued expenses . .   (1,334,874)
                 Increase (decrease) in customer advances  .   (3,373,838)
                 Increase (decrease) in other liabilities  .      (29,709)

                   Net cash provided by operating
                   activities . . . . . .                       3,607,925

      Cash flows from investing activities:
        Purchases of property, plant and equipment . . . .    (3,662,783)
        Proceeds from sale of equity in affiliate  . . . . . .       --
        Proceeds from sales of property and equipment. . . . .     12,052
        Dividend from unconsolidated affiliate . . . . . . . .      --
        Acquisition of subsidiary companies, net of cash
          acquired  . . . . . . . . . . . . . . . . . . . . .  (5,151,620)

                   Net cash (used) by investing activities .   (8,802,351)

      Cash flows from financing activities:
        Proceeds from short-term borrowings  . . . . . . . .    1,000,725
        Repayments of short-term borrowings  . . . . . . . .     (513,448)
        Proceeds from borrowings used to acquire
          subsidiaries  . . . . . . . . . . . . . . . . . . .   3,500,000
        Proceeds from long-term debt . . . . . . . . . . . .      176,793
        Repayments of long-term debt . . . . . . . . . . . .   (2,846,487)
        Proceeds from exercise of stock options  . . . . . .      155,518
        Payment of dividends   . . . . . . . . . . . . . . .     (929,684)

                   Net cash provided (used) by financing
                   activities  . . . . . . . . . . . . . . .      543,417

      Effect of exchange rate changes on cash  . . . . . . .     (657,908)

      Increase (decrease) in cash and cash equivalents . . .   (5,308,917)

      Cash and cash equivalents beginning of year. . . . . .    8,343,820

      Cash and cash equivalents end of year. . . . . . . . .  $ 3,034,903
                                                              ===========


            See accompanying notes to the consolidated financial statements.


       CONSOLIDATED STATEMENTS OF CASH FLOWS

      YEARS ENDED DECEMBER 31                                        1996

      Cash flows from operating activities:
        Net income . . . . . . . . . . . . . . . . . . . . .  $  4,130,195
        Adjustments to reconcile net income to net cash
          provided by operating activities:
            Depreciation and amortization  . . . . . . . . .     2,826,038
            Equity in (income) loss of unconsolidated
              affiliate  . . . . . . . . . . . . . . . . . .       115,880
            (Gain) loss on sale of property and equipment  .        (1,163)
            Deferred taxes . . . . . . . . . . . . . . . . .      (718,935)
            Changes in operating assets and liabilities:
                (Increase) decrease in accounts receivable .   (19,912,666)
                (Increase) in inventories  . . . . . . . . .      (677,400)
                (Increase) decrease in other assets  . . . .       788,452
                 Increase (decrease) in accounts payable . .    15,103,964
                 Increase (decrease) in accrued expenses . .     7,635,111
                 Increase (decrease) in customer advances  .     2,553,785
                 Increase (decrease) in other liabilities  .      (53,122)

                   Net cash provided by operating activities . 11,790,139

      Cash flows from investing activities:
        Purchases of property, plant and equipment . . . .      (2,859,166)
        Proceeds from sale of equity in affiliate  . . . .         575,826
        Proceeds from sales of property and equipment. . .          35,827
        Dividend from unconsolidated affiliate . . . . . .          16,742
        Acquisition of subsidiary companies, net of cash
          acquired   . . . . . . . . . . . . . . . . . . .            --

                   Net cash (used) by investing
                   activities . . . . . . .  . . . . . . .      (2,230,771)

      Cash flows from financing activities:
        Proceeds from short-term borrowings  . . . . . . .            --
        Repayments of short-term borrowings  . . . . . . .      (2,012,413)
        Proceeds from borrowings used to acquire
          subsidiaries  . . . . . . . . . . . . . . . . .             --
        Proceeds from long-term debt . . . . . . . . . . .            --
        Repayments of long-term debt . . . . . . . . . . .      (2,102,684)
        Proceeds from exercise of stock options  . . . . .            --
        Payment of dividends   . . . . . . . . . . . . . .        (847,712)

                   Net cash provided (used) by financing
                   activities  . . . . . . . . . . . . . .      (4,962,809)

      Effect of exchange rate changes on cash  . . . . . .        (165,103)

      Increase (decrease) in cash and cash equivalents . .       4,431,456

      Cash and cash equivalents beginning of year. . . . .       3,912,364

      Cash and cash equivalents end of year. . . . . . . .    $  8,343,820
                                                              ============


           See accompanying notes to the consolidated financial statements.



      Consolidated Statements of Shareholders' Equity
      Years ended December 31, 1998, 1997 and 1996


                                          Common Stock             Additional
                                   Number of                       Paid-In
                                    Shares          Amount         Capital

      Balance, January 1, 1996     5,553,639      $5,553,639      $11,660,792
      Net income
      Translation (loss)
      Change in minimum pension
        liability
      Cash dividends paid
        ($.163 per share)
      Comprehensive income


      Balance, December 31, 1996   5,553,639       5,553,639       11,660,792

      Net income
      Translation (loss)
      Exercise of 35,685 stock
        options                       35,685         35,685           132,086
      Cash dividends paid
        ($.178 per share)
      Comprehensive income

      Balance, December 31, 1997   5,589,324       5,589,324       11,792,878

      Net income
      Translation  gain
      Exercise of 2,200 stock
        options                        2,200           2,200            8,505
      Issuance of 23,557 shares
        for acquisition               23,557          23,557          140,115
      Cash dividends paid
        ($.18 per share)
      Comprehensive income

      Balance, December 31, 1998   5,615,081      $5,615,081      $11,941,498
                                   ==========     ==========      ===========

               See accompanying notes to the consolidated financial statements.

      Consolidated Statements of Shareholders' Equity
      Years ended December 31, 1998, 1997 and 1996

                                                  Accumulated
                                                     Other
                                   Retained       Comprehensive   Comprehensive
                                   Earnings         Income           Income

      Balance, January 1, 1996     $16,390,247    $1,433,433

      Net income                     4,130,195                    $ 4,130,195
      Translation (loss)                            (303,691)        (303,691)
      Change in minimum pension
        liability                                      6,510            6,510
      Cash dividends paid
        ($.163 per share)            (847,712)
      Comprehensive income                                        $ 3,833,014
                                                                  ===========

      Balance, December 31, 1996    19,672,730     1,136,252

      Net income                     4,387,209                    $ 4,387,209
      Translation (loss)                            (867,259)        (867,259)
      Exercise of 35,685 stock
        options
      Cash dividends paid
        ($.178 per share)             (929,684)
      Comprehensive income                                        $ 3,519,950
                                                                  ===========
      Balance, December 31, 1997    23,130,255       268,993

      Net income                     3,609,522                    $ 3,609,522
      Translation  gain                              386,782          386,782
      Exercise of 2,200 stock
        options
      Issuance of 23,557 shares
        for acquisition
      Cash dividends paid
        ($.18 per share)              (941,954)
      Comprehensive income                                        $ 3,996,304
                                                                  ===========
      Balance, December 31, 1998   $25,797,823    $  655,775
                                   ==========     ==========

           See accompanying notes to the consolidated financial statements.




      Consolidated Statements of Shareholders' Equity
      Years ended December 31, 1998, 1997 and 1996

                                                     Total
                                   Treasury       Shareholders'
                                    Stock            Equity

      Balance, January 1, 1996     $(381,937)     $34,656,174

      Net income                                    4,130,195
      Translation (loss)                             (303,691)
      Change in minimum pension
        liability                                       6,510
      Cash dividends paid
        ($.163 per share)                            (847,712)
      Comprehensive income


      Balance, December 31, 1996    (381,937)      37,641,476

      Net income                                    4,387,209
      Translation (loss)                             (867,259)
      Exercise of 35,685 stock
        options                                       167,771
      Cash dividends paid
        ($.178 per share)                            (929,684)
      Comprehensive income

      Balance, December 31, 1997    (381,937)      40,399,513

      Net income                                    3,609,522
      Translation  gain                               386,782
      Exercise of 2,200 stock
        options                                        10,705
      Issuance of 23,557 shares
        for acquisition                              163,672
      Cash dividends paid
        ($.18 per share)                             (941,954)
      Comprehensive income

      Balance, December 31, 1998   $(381,937)     $43,628,240
                                   ==========     ===========

      See accompanying notes to the consolidated financial statements.




                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

      1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Selas Corporation of America is a diversified firm with international operations and sales that engages in the design, development, engineering and manufacturing of a range of products. The Company, headquartered in Dresher, Pennsylvania with subsidiaries in Minnesota, Ohio, California, England, France, Germany, Italy, Portugal and Singapore (and a 50% joint venture in Japan), operates directly or through subsidiaries in three business segments.

      Under the Selas TM name, the Heat Technology segment designs and manufactures specialized industrial heat technology systems and equipment for steel, glass and other manufacturers worldwide. The Company's Precision Miniature Medical and Electronic Products segment designs and manufactures microminiature components and molded plastic parts primarily for the hearing instrument manufacturing industry and also for the electronics, telecommunications, computer and medical equipment industries. The Company's Tire Holders, Lifts and Related Products segment manufactures products, primarily based on cable winch designs, for use principally as original equipment by the pick-up truck and minivan segment of the automotive industry.

      CONSOLIDATION   -  The  consolidated  financial  statements  include  the
      accounts of the Company and its wholly-owned subsidiaries. All material intercompany transactions have been eliminated in consolidation.

      AFFILIATED COMPANY - The Company accounts for its investment in a 50% interest in Nippon Selas Co. Ltd., Tokyo, Japan on the equity method.

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

      REVENUE RECOGNITION - As long-term contracts progress, the Company records sales and cost of sales based on the percentage-of-completion method, whereby the sales value is determined by multiplying the total contract amount by the percent of costs incurred to estimated total costs. Such contract costs and expenses incurred on a progress basis at the time the sales value is recorded are charged to cost of sales. General and administrative costs are expensed as incurred. The Company provides currently for anticipated and known contract losses. Guarantee obligations and estimated future contract costs of services on large custom-engineered contracts are based on past experience of similar projects. Due to the nature of large custom-engineered contracts, the guarantee obligations and estimated future costs will vary significantly


      1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

      DERIVATIVE FINANCIAL INSTRUMENTS - The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign currency risks. The differential to be paid or



      1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - (Continued)

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

      In 1998, the Company adopted Statement of Financial Accounting Standards
      (SFAS) No. 132, "Employers' Disclosure about Pensions and Other Postretirement Benefits." SFAS 132 revises the employers' disclosure about pensions and other postretirement benefit plans, however, it does not change the measurement or recognition of those plans. Prior year disclosures have been restated.

      RESEARCH AND DEVELOPMENT COSTS - Research and development costs, including supporting services, amounted to $1,606,000 in 1998, $1,527,000 in 1997 and $1,404,000 in 1996. Such costs are charged to expense when incurred.

      EARNINGS PER SHARE - Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings.

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

      COMPREHENSIVE INCOME - In 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." SFAS 130 establishes the standards for the reporting of comprehensive income and its components. Comprehensive income consists of net income, minimum pension liability adjustment and foreign currency translation adjustments and is presented in the Consolidated Statement of Shareholders' Equity. The adoption of SFAS 130 had no impact on total shareholders' equity. Prior year financial statements have been reclassified to conform to SFAS 130 requirements.

      SEGMENT DISCLOSURES - In 1998, the Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS 131 establishes standards for reporting information about operating segments and related disclosures about products and services, geographic areas and major customers. Prior year financial statements have been reclassified to conform to SFAS 131 requirements.


       2.  ACQUISITIONS

      On February 28, 1998, the Company acquired the stock of CFR, a firm in the engineered industrial furnace business. The principal market served by CFR is engineered batch and continuous furnaces for heat treating both ferrous and non-ferrous metals, along with supplying furnaces for the hardening and etching of glass and ceramic tableware. CFR had sales for the year ended December 31, 1997 of 107.5 million French francs (FF) or approximately $18.3 million. The purchase price was 15 million FF or approximately $2.5 million which was paid for by additional bank borrowings of 15 million FF at a fixed rate of 5.65% for 5 years. The acquisition was accounted for as a purchase and the excess of the fair value of the assets (goodwill) is being amortized on a straight line basis over 20 years.

      On May 27, 1998, a subsidiary of the Company acquired the stock of IMB Electronic Products, Inc., (IMB) a manufacturer of film capacitors, which are energy storage devices used primarily to resist changes in voltage. IMB had sales for the fiscal year ending November 30, 1997 of $2,953,000. The purchase price of $1.3 million was funded through the domestic line of credit. The acquisition was accounted for as a purchase and the excess of the fair value of the assets (goodwill) is being amortized on a straight line basis over 20 years.

      On October 28, 1998, a newly formed subsidiary of the Company, RTI Technologies PTE LTD, acquired certain assets and liabilities of Lectret, a manufacturer of microphone capsules. The purchase price of $1.1 million was financed through the domestic line of credit. The acquisition was accounted for as a purchase and the excess of the fair value of the assets (goodwill) is being amortized on a straight line basis over 15 years.

      On February 21, 1997, the Company acquired the assets and assumed certain liabilities of Rodan Division of Ketema, Inc., a manufacturer of thermistors and thermistor assemblies used primarily as an electric current limiting device to protect computer installations. The purchase price was $4.75 million in cash and, additionally, up to a maximum of 85,000 shares of the Company's common stock tied to the operation's earnings for the twelve months ended February 28, 1998. During 1998, the Company issued 23,557 shares of the Company's common stock with a value of $163,672 as additional consideration related to the acquisition. The number of shares was tied to the operation's earnings for the twelve months ended February 28, 1998. Goodwill was increased by the value of the common stock issued. This acquisition was accounted for as a purchase and the excess of the fair value of the assets (goodwill) is being amortized on a straight line basis over 15 years. In financing the acquisition, the Company increased its bank borrowings by $3.5 million.

      The following table presents the unaudited proforma results of operations as if the acquisition of CFR, IMB, RTIT and the Rodan Division of Ketema, Inc. had occurred at the beginning of each respective period presented after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on acquisition debt and related income tax effects. These proforma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or results which may occur in the future.




      2.  ACQUISITIONS - (Continued)

                                            Years Ended December 31
                                          1998                 1997

      Net sales                       $103,636,000         $132,465,000
                                      ============         ============

      Net income                      $  3,872,000         $  5,449,000
                                      ============         ============

      Earnings per share:

        Basic                                 $.74                $1.05
                                      ============         ============

        Diluted                               $.73                $1.02
                                      ============         ============


      3.  STATEMENTS OF CASH FLOWS

      Supplemental disclosures of cash flow information:

                                             Years Ended December 31
                                         1998          1997          1996

      Interest received               $  156,968    $  218,061    $  283,353
      Interest paid                   $1,078,324    $  913,312    $1,010,092
      Income taxes paid               $2,011,520    $2,311,305    $2,179,053

      During 1998, the Company issued 23,557 shares of the Company's common stock with a value of $163,672 as additional consideration related to the 1997 acquisition of the Rodan Division of Ketema, Inc. The number of shares was tied to the operation's earnings for the twelve months ended February 28, 1998.


      4.  BUSINESS SEGMENT INFORMATION

      During 1998, the Company has adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information", which requires that companies disclose segment data based on how management makes decisions about allocating resources to segments and measuring their performance. The Company has three operating segments. The Company is engaged in providing engineered heat technology equipment and services to industries throughout the world, the manufacture of precision miniature medical and electronic products and the manufacture of spare tire holders and lifts for U.S. manufacturers of original equipment for light trucks and vans. The results of operations and assets of these segments for the years ended December 31, 1998, 1997 and 1996 are prepared on the same basis as the consolidated financial statements.

      The Company's reportable segments reflect separately managed, strategic business units that provide different products and services, and for which financial information is separately prepared and monitored. The accounting policies for each segment are described in the Company's summary of significant accounting policies. See note 1 for further information.

      Interest expense has been allocated to the segments based on the specific loan balance outstanding during the year. The corporate component of operating income represents corporate selling, general and administrative expenses.

      For the year ended
      December 31, 1998                         Segments
                                                       Tire Holders,
                                                          Lifts
                                      Heat              and Related
                                   Technology           Products
      Sales                        $46,404,713         $16,155,730
      Operating costs and
        expenses                    45,246,138          14,782,644
      General corporate expenses,
        net                                --                  --
      Operating income               1,158,575           1,373,086
      Interest expense                 628,362                 313
      Interest (income)               (122,948)               --
      (Earnings) of affiliate           (2,924)               --
      Other (income) expense, net      (69,325)            (27,409)
      Income before income
        taxes (benefits)               725,410           1,400,182
      Income taxes (benefits)         (914,422)            523,799
      Income taxes (benefits)
        general corporate
        expenses, net                      --                  --
      Net income                   $ 1,639,832         $   876,383
                                   ===========         ===========
      Depreciation and
        amortization               $   636,323         $   221,320
                                   ===========         ===========
      Property, plant and
        equipment additions        $   298,274         $   157,928
                                   ===========         ===========
      Total assets                 $44,106,733         $ 6,481,758
                                   ===========         ===========
                                                         Continued





      4.  BUSINESS SEGMENT INFORMATION (Continued)


      For the year ended
      December 31, 1998                    Segments

                                    Precision
                                    Miniature
                                    Medical and
                                    Electronic
                                      Products            Total

      Sales                        $36,994,111         $99,554,554
      Operating costs and
        expenses                    33,858,895          93,887,677
      General corporate expenses,
        net                                --              808,480
      Operating income               3,135,216           4,858,397

      Interest expense                 510,599           1,139,274
      Interest (income)                (22,099)           (145,047)
      (Earnings) of affiliate             --                (2,924)
      Other (income) expense, net       13,981             (82,753)

      Income before income
        taxes (benefits)             2,632,735           3,949,847

      Income taxes (benefits)        1,054,340             663,717

      Income taxes (benefits)
        general corporate
        expenses, net                      --             (323,392)
      Net income                   $ 1,578,395         $ 3,609,522
                                   ===========         ===========

      Depreciation and
        amortization               $ 2,951,602         $ 3,809,245
                                   ===========         ===========
      Property, plant and
        equipment additions        $ 3,098,338         $ 3,554,540
                                   ===========         ===========

      Total assets                 $37,192,072         $87,780,563
                                   ===========         ===========








      4.  BUSINESS SEGMENT INFORMATION (CONTINUED)

      FOR THE YEAR ENDED
      December 31, 1997                      Segments


                                                     Tire Holders, Lifts
                                       Heat              and Related
                                    Technology            Products

      Sales, net                   $62,971,797         $14,938,301
      Operating costs and
        expenses                    59,311,804          14,114,362
      General corporate
        expenses, net                      --                  --

      Operating income               3,659,993             823,939

      Interest expense                 396,578               1,174
      Interest (income)               (236,353)               --
      Losses of affiliate                4,715                --
      Other (income) expense, net      113,357             (35,500)

      Income before income
        taxes (benefits)             3,381,696             858,265
      Income taxes                     939,902             318,601
      Income taxes (benefits)
        general corporate
        expenses, net                      --                  --

      Net income                   $ 2,441,794         $   539,664
                                   ===========         ===========

      Depreciation and
        amortization               $   511,014         $   241,708
                                   ===========         ===========
      Property, plant and
        equipment additions        $   370,235         $   342,649
                                   ===========         ===========

      Total assets                 $42,487,156         $ 5,922,281
                                   ===========         ===========






      4.  BUSINESS SEGMENT INFORMATION (CONTINUED)

      FOR THE YEAR ENDED
      December 31, 1997                     Segments
                                    Precision
                                    Miniature
                                    Medical and
                                     Electronic
                                     Products             Total

      Sales, net                   $33,254,465         $111,164,563
      Operating costs and
        expenses                    29,407,506          102,833,672
      General corporate
        expenses, net                      --             1,159,409

      Operating income               3,846,959            7,171,482

      Interest expense                 641,772            1,039,524
      Interest (income)                 (1,239)            (237,592)
      Losses of affiliate                 --                  4,715
      Other (income) expense, net      (74,187)               3,670

      Income before income
        taxes (benefits)             3,280,613            6,361,165
      Income taxes                   1,179,217            2,437,720
      Income taxes (benefits)
        general corporate
        expenses, net                      --              (463,764)

      Net income                   $ 2,101,396         $  4,387,209
                                   ===========         ============

      Depreciation and
        amortization               $ 2,715,776         $  3,468,498
                                   ===========         ============
      Property, plant and
        equipment additions        $ 2,949,899         $  3,662,783
                                   ===========         ============

      Total assets                 $33,385,627         $ 81,795,064
                                   ===========         ============







      4.  BUSINESS SEGMENT INFORMATION (CONTINUED)


      FOR THE YEAR ENDED
      December 31, 1996                      Segments


                                                       Tire Holders
                                                          Lifts
                                      Heat              and Related
                                   Technology            Products

      Sales                        $ 62,801,105        $ 13,208,814
      Operating costs and
        expenses                     58,696,391          13,104,340
      General corporate
        expenses, net                       --                  --

      Operating income                4,104,714             104,474

      Interest expense                  646,656                 729
      Interest (income)                (296,995)               --
      Losses of affiliate               115,880                --
      Other (income) expense, net        20,003             (34,396)

      Income before income
        taxes (benefits)              3,619,170             138,141
      Income taxes                    1,326,613              42,094
      Income taxes (benefits)
        general corporate
        expenses, net                      --                   --

      Net income                   $  2,292,557        $     96,047
                                   ============        ============

      Depreciation and
        amortization               $    487,422        $    318,039
                                   ============        ============
      Property, plant and
        equipment additions        $    504,384        $    109,940
                                   ============        ============

      Total assets                 $ 59,138,027        $  5,212,886
                                   ============        ============






      4.  BUSINESS SEGMENT INFORMATION (CONTINUED)


      FOR THE YEAR ENDED
      December 31, 1996                       Segments

                                    Precision
                                    Miniature
                                    Medical and
                                    Electronic
                                     Products             Total

      Sales                        $ 27,416,156        $103,426,075
      Operating costs and
        expenses                     23,563,515          95,364,246
      General corporate
        expenses, net                      --               539,813

      Operating income                3,852,641           7,522,016

      Interest expense                  564,809           1,212,194
      Interest (income)                    (811)           (297,806)
      Losses of affiliate                  --               115,880
      Other (income) expense, net       (19,012)            (33,405)

      Income before income
        taxes (benefits)              3,307,655           6,525,153
      Income taxes                    1,242,176           2,610,883
      Income taxes (benefits)
        general corporate
        expenses, net                      --              (215,925)

      Net income                   $  2,065,479        $  4,130,195
                                   ============        ============

      Depreciation and
        amortization               $  2,020,577        $  2,826,038
                                   ============        =============
      Property, plant and
        equipment additions        $  2,244,842        $  2,859,166
                                   ============        =============
      Total assets                 $ 26,811,359        $ 91,162,272
                                   ============        ============










      4.  BUSINESS SEGMENT INFORMATION - (Continued)

      The geographical distribution of identifiable assets and net sales to geographical areas for the years ended December 31, 1998, 1997, and 1996 are set forth below:


      Identifiable Assets

                                  1998             1997             1996

      United States           $58,806,813      $58,660,565      $ 53,007,230
      France                   31,224,448       25,311,908        40,459,744
      Other                     2,815,754        3,432,986         3,855,373
      Eliminations             (5,066,452)      (5,610,395)       (6,160,075)

      Consolidated            $87,780,563      $81,795,064      $ 91,162,272
                              ===========      ===========      ============


      Net Sales to Geographical Areas


      United States           $46,037,182      $ 55,833,866     $ 46,843,283
      Austria                   1,336,418        21,033,610       22,210,245
      France                    9,911,425           571,618          131,870
      Germany                   8,660,921         2,132,966        2,687,857
      All other countries      33,608,608        31,592,503       31,552,820

      Consolidated            $99,554,554      $111,164,563     $103,426,075
                              ===========      ============     ============


      Due to the nature of the Company's heat technology products, one contract may account for a large percentage of sales in a particular period; however, the Company is not dependent on any one heat technology customer on an ongoing basis.

      Geographic net sales are allocated based on the location of the customer. All other countries include primarily net sales to the United Kingdom, Saudi Arabia and Mexico.

      Consolidated net sales in 1998 do not result from sales to any one individual customer in excess of 10% of total sales. Consolidated net sales in 1998 include approximately $21,176,000 attributable to the steel industry.

      Consolidated net sales in 1997 include approximately $34,719,000 or 31% from contracts with two customers executed by the Company's heat technology group. Approximately $51,780,000 of consolidated net sales were attributable to customers in the steel industry.
      4.  BUSINESS SEGMENT INFORMATION - (Continued)

      Consolidated net sales in 1996 include approximately $22,132,000 or 21% from contracts with one customer executed by the Company's wholly-owned European subsidiary, Selas S.A. Approximately $45,258,000 of consolidated net sales were attributable to customers in the steel industry.

      5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

      The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1998 and 1997. FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                          1998
                                  Carrying       Fair
                                   Amount       Value

      Financial assets
        Cash, including cash
          equivalents . . . .   $ 2,784,284  $ 2,784,284
        Accounts and notes
          receivables . . . .    30,494,933   30,494,933

      Financial liabilities
        Notes payable . . . .     4,701,279    4,701,279
        Trade accounts
          payables. . . . . .    15,410,642   15,410,642
        Customer advance
          payments on
          contracts . . . . .       697,270      697,270
        Other accrued
          liabilities . . . .     6,512,016    6,512,016

        Long-term debt. . . .     9,443,961    9,184,268

                                          1997
                                  Carrying       Fair
                                   Amount       Value

      Financial assets
        Cash, including cash
          equivalents . . . .   $ 3,034,903  $ 3,034,903
        Accounts and notes
          receivables . . . .    30,931,625   30,931,625

      Financial liabilities
        Notes payable . . . .       975,804      975,804
        Trade accounts
          payables. . . . . .    14,336,607   14,336,607
        Customer advance
          payments on
          contracts . . . . .       902,592      902,592
        Other accrued
          liabilities . . . .     6,851,846    6,851,846

        Long-term debt. . . .     9,633,543    9,419,381



      5.  FAIR VALUE OF FINANCIAL INSTRUMENTS - (CONTINUED)

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




      6.  INVENTORIES

      Inventories consist of the following:

                                                Finished
                         Raw        Work-in-  products and
       December 31     materials    process    components      Total

      1998
      Domestic . . $3,226,583    $ 2,514,280  $4,657,729    $10,398,592
      Foreign  . .    192,308      1,772,286     265,437      2,230,031
        Total  . . $3,418,891    $ 4,286,566  $4,923,166    $12,628,623
                   ==========    ===========  ==========    ===========
      1997
      Domestic . . $2,936,574    $2,036,831   $3,971,429    $ 8,944,834
      Foreign  . .    117,970       685,133      251,203      1,054,306
        Total  . . $3,054,544    $2,721,964   $4,222,632    $ 9,999,140
                   ==========    ==========   ==========    ===========


      7.  LONG-TERM CONTRACTS AND RECEIVABLES

      Accounts and notes receivable at December 31, 1998 and 1997 include the following elements from long-term contracts:

                                                   1998            1997

      Amounts billed . . . . . . . . . . . .   $ 8,443,357     $14,236,348
      Retainage, due upon completion . . . .       398,664         715,924
      Unbilled receivables . . . . . . . . .     3,897,965       6,574,392
        Total  . . . . . . . . . . . . . . .   $12,739,986     $21,526,664
                                               ===========     ===========

      The balances billed but not paid by customers, pursuant to retainage provisions included in long-term contracts, will be due upon completion of the contracts and acceptance by the customer. The retainage balances at December 31, 1998 are anticipated to be collected in 1999.

      The unbilled receivables are comprised principally of amounts of revenue recognized on contracts (on the percentage-of-completion method) for which billings had not been presented to the customers because the amounts were not billable under the contract terms at the balance sheet date. In accordance with the contract terms the unbilled receivables at December 31, 1998 will be billed in 1999.

      Inventories include costs relating to long-term sales contracts of $203,132 and $187,666 at December 31, 1998 and 1997, respectively.

      At December 31, 1998 and 1997, the Company had $1,793,489 and $1,799,128,
      respectively, of trade accounts receivable due from major U.S. automotive manufacturers. At December 31, 1998 and 1997, the Company had $4,218,009 and $2,685,219, respectively, of trade accounts receivable due from hearing aid manufacturers. The Company also had $11,886,926 and $19,803,826 at December 31, 1998 and 1997, respectively, in currently billed and unbilled receivables from long-term contracts for customers in the steel industry in North America and Europe.





      8.  NOTES PAYABLE AND LONG-TERM DEBT

      NOTES PAYABLE

      Notes payable at December 31, 1998 and 1997 are summarized below:

                                                   1998           1997
      Notes payable:
        Short term borrowings, European banks   $2,609,725     $  975,804
        Short term borrowings, Domestic banks    2,091,554           --

          Total notes payable                   $4,701,279     $  975,804
                                                ==========     ==========

      Consolidated European subsidiaries have working capital credit arrangements with European banks aggregating $13,220,000. Of this amount, $3,682,000 may be used to borrow funds for working capital or guarantee customer advance payments on contracts. The remaining $9,538,000 may be used only for guaranteeing customer advance payments, of which $2,898,000 was utilized at December 31, 1998 at interest rates ranging from .5% to .75%. At December 31, 1998 the Company's European subsidiaries had borrowings of $2,609,725, which bear interest at annual rates ranging from 5.35% to 7.71%. These credit arrangements have no expiration dates and are guaranteed by the Company.

      The maximum amounts of short-term borrowings and bank guarantees at any month end were $7,447,000 in 1998, $15,002,000 in 1997 and $21,954,000 in
      1996. The average short-term borrowings and bank guarantees outstanding during 1998, 1997 and 1996 amounted to $4,865,000, $8,498,000 and
      $10,636,000, respectively.  The average short-term interest rates in
      1998, 1997 and 1996 for outstanding borrowings were   6%, 9% and 11%,
      respectively.
      The Company and its domestic subsidiaries entered into revolving credit loan facilities under which borrowings or letters of credit aggregating $4,000,000 could be outstanding at any one time. On October 28, 1998, $1,100,000 of available funds were used by a subsidiary to purchase certain assets and liabilities of Lectret. These borrowings bear a 60 day London Interbank Offered Rate (LIBOR) plus 1.25% variable rate. At December 31, 1998, the rate was 6.4696%. At December 31, 1998, the balance on this portion of the outstanding credit line was $1,100,000.
      On May 27, 1998, $1,278,000 of available funds were used by a subsidiary
      to purchase the stock of IMB Electronic Products, Inc.   At December 31,
      1998, $991,554 of the original $1,278,000 borrowing was outstanding on the line which bears interest at 6.31%. Borrowings under the facility, excluding the $1,100,000 portion, bear interest at a rate of 1.25% above LIBOR and a commitment fee of 1/4% per annum is payable on the unborrowed portion of the line. The credit facility expires on August 1, 2000.

      The maximum amounts of short term borrowings at any month end 1998 were $2,589,000. The average short term borrowings outstanding during 1998 were $1,497,000. The average short term interest rate in 1998 was 7%.





      8.  NOTES PAYABLE AND LONG-TERM DEBT - (Continued)

      LONG-TERM DEBT

      Long-term debt at December 31, 1998 and 1997 is summarized below:

                                                1998            1997
      Long-term debt:
        Term loans, Domestic banks          $ 4,520,024      $ 6,870,024
        Term loans, European banks            3,926,376        1,697,171

        Mortgage notes                          906,584          917,606
        Other borrowings                         90,977          148,742
                                              9,443,961        9,633,543
        Less:  current maturities             3,178,241        2,618,463

                                            $ 6,265,720      $ 7,015,080
                                            ===========      ===========

      On February 20, 1997, the Company amended its existing domestic term loan agreement with a commercial bank to increase its borrowings by $3.5 million to purchase the assets of the Rodan Division of Ketema through its wholly-owned subsidiary, RTI Electronics. See note 2 regarding the acquisition. Under the terms of the amended agreement, principal amounts are repayable over the next five years on a monthly basis with aggregate principal payments of $700,000 per year. Borrowings under this amended agreement bear interest at a rate of 1.5% above LIBOR (7.06% at December 31, 1998) payable monthly. The previous borrowings under the amended agreement were unchanged as principal amounts are repayable over the next two years on a monthly basis with aggregate principal payments of $1,650,000 per year. Additional payments of principal are required depending upon the annual earnings of the Company's domestic operations and as a result of this requirement, the Company will have an additional principal payment of approximately $226,000 in 1999. No additional payment was required in 1998. At December 31, 1998, these borrowings under the credit agreement bore interest, payable monthly, at a fixed interest rate of 6-3/4%. The credit agreement is subject to a prepayment penalty of 3%, to the extent the loan is paid off with additional borrowings.

      The credit agreement and revolving credit loan facilities are secured by the Company's domestic assets, except RTI's land and building which are pledged under a separate agreement, and the Company's domestic subsidiaries' stock. The agreements contain restrictive covenants regarding the payment of cash dividends, maintenance of working capital, net worth, and shareholders' equity, along with the maintenance of certain financial ratios. The Company and its domestic subsidiaries are required to maintain consolidated tangible capital funds of approximately $23.7 million through December 31, 1998 consisting of shareholders' equity, plus subordinated debt, less intangible assets, increased annually after December 31, 1998 by 60% of net income and contributions to capital. At December 31, 1998, the Company exceeded the amount required to satisfy this covenant in the loan agreement by $3 million.





      8.  NOTES PAYABLE AND LONG-TERM DEBT - (Continued)

      The Company's French subsidiary, Selas S.A., financed its premises outside of Paris with bank borrowings maturing August 31, 2006 with required quarterly installments of principal of $53,571 (FF 300,000).
      The loan carries interest payable quarterly at the Paris Interbank Offered Rate (PIBOR) plus .7% (3.95% at December 31, 1998). The loan balances as of December 31, 1998 and 1997 were $1,607,143 (FF 9,000,000)
      and $1,697,171 (FF 10,200,000), respectively. This loan can be prepaid, subject to a premium of 3% of the amount prepaid. The debt is secured by the land and building of Selas S.A.

      The Company assumed a mortgage at the date of acquisition of RTI which is payable in monthly installments of $9,285, including interest, through July 1, 2019. The mortgage has an interest rate of 11% and is secured by the land and building of RTI. Prepayment of the mortgage is permitted; however, it is subject to a penalty which is tied to the current interest rates and the length of the loan. The lender has the right to call the loan at any time after July 1, 1999 on ninety days written notice to the Company. The mortgage note has been classified as long-term debt in accordance with its normal terms since the Company has the ability and intent to maintain this obligation for longer than one year.

      On February 28, 1998 the Company's French subsidiary entered into a loan to borrow $2,678,571 (FF 15,000,000) to purchase the assets of CFR. See note 2 regarding the acquisition. Under the terms of the agreement, principal amounts are repayable over the next five years on a quarterly basis of $133,929 (FF 750,000). The loan carries interest at a fixed rate of 5.65%. At December 31, 1998 the loan balance was $2,276,786 (FF 12,750,000).

      The aggregate maturities of long-term debt for the five years ending December 31, 2003 and thereafter are as follows:

      Years ending December 31              Aggregate Maturity

             1999 . . . . . . . . . . . .     $  3,178,241
             2000 . . . . . . . . . . . .        3,042,784
             2001 . . . . . . . . . . . .        1,453,954
             2002 . . . . . . . . . . . .          870,621
             2003 . . . . . . . . . . . .          352,169
             2004 and thereafter  . . . .          546,192
                                              $  9,443,961
                                            ==============
      9.  DERIVATIVE FINANCIAL INSTRUMENTS

      Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At December 31, 1998, the Company's French subsidiary was a party to one interest rate swap agreement. The interest rate swap agreement is with major European financial institutions having a total notional amount of $2.1 million at December 31, 1998. The notional amount will decrease consistent with the terms of the related long-term debt agreement. The swap agreement requires fixed interest payments based on an effective rate of 8.55% for the remaining term through May, 2006. The subsidiary continually monitors its position and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties. Additional interest incurred during 1998, 1997 and 1996 in connection with the swap agreement amounted to $81,512, $95,584 and $101,738, respectively.




      9.  DERIVATIVE FINANCIAL INSTRUMENTS - (Continued)

      The fair value of the interest rate swap agreement was $1.9 million at December 31, 1998. The fair value of this financial instrument (used for hedging purposes) represents the aggregate replacement cost based on financial institution quotes. The Company is exposed to market risks from changes in interest rates and fluctuations in foreign exchange rates.


      10.  OTHER ACCRUED LIABILITIES

      Other accrued liabilities at December 31, 1998 and 1997 are as follows:

                                                1998             1997

      Salaries, wages and commissions . . . $ 2,652,296 $ 2,825,558 Taxes, including payroll withholdings
        and VAT, excluding income taxes . .   1,696,040        2,217,951
      Accrued pension costs . . . . . . . .     611,794          669,193
      Accrued professional fees . . . . . .     748,464          541,967
      Accrued insurance . . . . . . . . . .     306,585          218,392
      Other . . . . . . . . . . . . . . . .     496,837          378,785

                                            $ 6,512,016      $ 6,851,846
                                            ===========      ===========

      11.  DOMESTIC AND FOREIGN INCOME TAXES

      Domestic and foreign income taxes (benefits) are comprised as follows:

                                 Years Ended December 31
                                1998             1997            1996

      Current
        Federal   . . . . . $ 1,296,209      $ 2,222,160      $ 2,168,819
        State     . . . . .     246,035          197,799          454,367
        Foreign   . . . . .     811,795          237,612          490,707

                              2,354,039        2,657,571        3,113,893

      Deferred
        Federal   . . . . .    (476,590)        (543,436)       (552,526)
        State     . . . . .    (220,237)        (130,176)         (61,116)
        Foreign   . . . . .  (1,316,887)         (10,003)        (105,293)

                             (2,013,714)        (683,615)        (718,935)

      Income taxes  . . . . $   340,325      $ 1,973,956      $ 2,394,958
                            ===========      ===========      ===========

      Income (loss) before income taxes is as follows:

        Foreign   . . . . . $  (758,980)     $   938,388      $ 1,015,187
        Domestic  . . . . .   4,708,827        5,422,777        5,509,966

                            $ 3,949,847      $ 6,361,165      $ 6,525,153
                            ===========      ===========      ===========




      11.  DOMESTIC AND FOREIGN INCOME TAXES - (Continued)

      The following is a reconciliation of the statutory federal income tax rate to the effective tax rate based on income (loss):

                                        Years Ended December 31
                                      1998         1997          1996
      Tax provision at
        statutory rate               34.0%        34.0%         34.0%
      Net foreign operating
        loss carryforwards           (1.3)        (1.5)          0.3
      Effect of foreign tax rates    (5.0)          --           1.8
      Change in domestic valuation
        allowance                   (19.2)          --            --
      Goodwill amortization           3.2          1.8           1.7
      State taxes net of federal
        benefit                       0.4          0.7           4.0
      Tax benefits related to
        export sales                 (3.6)        (3.2)         (2.7)
      Other                           0.1         (0.8)         (2.4)

      Domestic and foreign income
        tax rate                      8.6%        31.0%         36.7%
                                    =====         ====          ====


      The significant components of deferred income taxes (benefits) for the years ended December 31, 1998, 1997 and 1996 are as follows:

                                             Years Ended December 31
                                       1998             1997           1996

      Deferred income tax (benefit) $(1,894,475)     $ (38,853)     $(342,743)
      (Decrease) in beginning-of-
        the-year balance of the
        valuation allowance for
        deferred tax assets             (76,664)      (618,613)      (369,868)
      Other                             (42,575)       (26,149)        (6,324)

                                    $(2,013,714)     $(683,615)     $(718,935)
                                    ===========      =========      =========





      11.  DOMESTIC AND FOREIGN INCOME TAXES - (Continued)

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1998 and 1997 are presented below:
      Deferred tax assets:                          1998            1997

      Postretirement benefit obligations         $1,353,770      $1,274,049
      Net operating loss carryforwards            2,613,379         849,669
      State income taxes                            432,762         463,220
      Guarantee obligations and estimated future
        costs of service accruals                   749,147         895,034
      Employee pension plan obligations             208,011         208,155
      Compensated absences, principally due to
        accrual for financial reporting purposes    285,780         290,209
      Other                                       1,021,777         836,411

        Total gross deferred tax assets           6,664,626       4,816,747
        Less:  valuation allowance   1,620,162    1,696,824

        Net deferred tax assets                   5,044,464       3,119,923

      Deferred tax liabilities:

        Plant and equipment, principally due
          to differences in depreciation and
          capitalized interest                    1,389,500       1,219,890
        Other                                       208,838         275,046
          Total gross deferred tax liabilities    1,598,338       1,494,936

          Net deferred tax assets                $3,446,126      $1,624,987
                                                 ==========      ==========

      Domestic and foreign deferred taxes are comprised as follows:

      December 31, 1998                    Federal       State

      Current deferred
        asset                            $1,573,791    $   78,192
      Non-current deferred
        asset (liability)                    66,841       279,298

      Net deferred tax
        asset                            $1,640,632    $  357,490
                                         ==========    ==========

      December 31, 1998                    Foreign       Total

      Current deferred
        asset                            $1,951,718    $3,603,701
      Non-current deferred
        asset (liability)                  (503,714)     (157,575)

      Net deferred tax
        asset                            $1,448,004    $3,446,126
                                         ==========    ==========





      11.  DOMESTIC AND FOREIGN INCOME TAXES - (Continued)

      December 31, 1997                    Federal       State

      Current deferred
        asset                            $1,847,390    $  400,228
      Non-current deferred
        (liability)                        (729,294)      (67,029)
      Net deferred tax
        asset                            $1,118,096    $  333,199
                                         ==========    ==========


      December 31, 1997                   Foreign         Total

      Current deferred
        asset                            $  592,805    $2,840,423
      Non-current deferred
        (liability)                        (419,113)   (1,215,436)

      Net deferred tax
        asset                            $  173,692    $1,624,987
                                         ==========    ==========

      At December 31, 1998, the Company had $646,038 of income tax receivable included in accounts and notes receivable.

      The valuation allowance for deferred tax assets as of January 1, 1998 was $1,696,824. The net change in the total valuation allowance for the year ended December 31, 1998 was a decrease of $76,662. In the second quarter, the Company reduced the valuation allowance applied against deferred tax benefits associated with domestic postretirement benefit obligations by $724,512 and against certain domestic employee pension plan obligations by $33,694. The reduction in the valuation allowance was based on several factors including: recent acquisitions, past earnings history and trends, reasonable and prudent tax planning strategies, and the expiration dates of carryforwards. The Company has determined that it is more likely than not that the $758,206 of deferred tax assets will be realized. The offsetting valuation allowance increase of approximately $681,544 is maintained against deferred tax assets which the Company has determined are not more than likely to be realized. Subsequently recognized tax benefits, if any, relating to the valuation allowance for deferred tax assets will be reported in the consolidated statement of operations.






      11.  DOMESTIC AND FOREIGN INCOME TAXES - (Continued)

      In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, along with reasonable and prudent tax planning
      strategies and the expiration dates of carryforwards,   management
      believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 1998.

      At December 31, 1998 the Company has net operating loss carryforwards for foreign income tax purposes of $6,493,683 of which $314,136 expire in 2001, $449,441 expire in 2002, $2,294,311 expire in 2003 and $3,435,795 have no expiration date and are available to offset future foreign taxable income.
      No provision has been made for United States income tax which may be payable on undistributed income of the Company's foreign subsidiaries since it is the Company's intention to reinvest the unremitted earnings. Furthermore, based on current federal income tax laws, the federal income tax on future dividends will be offset by foreign tax credits in certain instances. At December 31, 1998, the Company has not recognized a deferred tax liability of approximately $1,690,000 on undistributed retained earnings of such subsidiaries of $4,970,000.



      12. EMPLOYEE BENEFIT PLANS

      During 1998, the Company has adopted SFAS No. 132, "Employers' Disclosure about Pension and Other Postretirement Benefits." SFAS 132 revises the employers disclosure about pensions and other postretirement benefit plans, however, it does not change the measurement or recognition of the plans. Prior year disclosures have been restated.

      The Company has two defined benefit pension plans. One covers salaried employees and the other plan covers union employees. The following table sets forth the plans' funded status and amounts recognized in the Company's statements of financial position at December 31, 1998 and 1997:

                                                        December 31
                                                  1998             1997
      Change in Projected Benefit Obligation

      Projected benefit obligation at
        January 1                              $ 4,854,807      $ 4,548,693
      Service cost (excluding administra-
        tive expenses)                             190,634          156,396
      Interest cost                                327,160          319,109
      Actuarial (gain)/loss                        246,923          148,333
      Benefit paid                                (321,217)        (317,724)

      Projected benefit obligation at
        December 31                              5,298,307        4,854,807

      Change in Fair Value of Plan Assets

      Fair value of plan assets at
        January 1                                4,125,563        3,646,712
      Actual return on plan assets                 804,213          640,938
      Employer contribution                        289,627          202,012
      Expenses                                     (33,749)         (46,375)
      Benefits paid                               (321,217)        (317,724)

      Fair value of plan assets at
        December 31                              4,864,437        4,125,563

      Funded status                               (433,870)        (729,244)
      Unrecognized net actuarial (gain)/loss      (304,525)         (75,125)
      Unrecognized net obligation                  110,245          165,366
      Unrecognized prior service cost               16,356           26,783

      (Accrued) pension cost after adjustment
        of minimum liability at December 31    $  (611,794)     $  (612,220)
                                               ===========      ===========
      Amounts recognized in the statement of
        financial position consist of:
          Accrued benefit liability            $  (611,794)     $  (669,193)
          Intangible asset                            --             56,973

      Net amount recognized                    $  (611,794)     $  (612,220)
                                               ===========      ===========

      As of December 31, 1997, the Company has recognized the additional minimum liability of $56,973 and an intangible asset of $56,973.






      12.  EMPLOYEE BENEFIT PLANS- (Continued)

      Net periodic pension cost for these plans for the years 1998, 1997 and 1996 included the following components:

                                              Years Ended December 31
                                          1998         1997           1996

      Service cost - benefits
        earned during the period      $ 220,141     $ 182,973     $ 187,955

      Interest cost on projected
        benefit obligation              327,160       319,109       306,788

      Expected return on assets        (323,648)     (285,980)     (257,206)

      Amortization of net obligation     55,121        55,121        55,121

      Amortization of prior service
        cost                             10,427        10,427        10,427

      Net periodic pension cost       $ 289,201     $ 281,650     $ 303,085
                                      =========     =========     =========

      The discount rate used to determine the projected benefit obligation for both the salaried and union plans was 6.5% for 1998, 7% for 1997 and 7.25% for 1996.

      The projected benefit obligation was determined by using an assumed rate of increase in compensation levels of 5% for 1998, 1997 and 1996 for the salaried plan. The expected long-term rate of return on assets for both plans was 8%.

      The Company's French subsidiary, Selas S.A., is obligated to contribute to an employee profit sharing plan under which annual contributions are determined on the basis of a prescribed formula using capitalization, salaries and certain revenues. Amounts are paid into a bank trust fund the year following the contribution calculation. Profit sharing expense for 1998, 1997 and 1996 was $0, $0 and $96,970, respectively.

      The Company has defined contribution plans for most of its domestic employees not covered by collective bargaining agreements. Under these plans, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plans. The Company contribution to these plans for 1998, 1997 and 1996 was $377,447, $362,292 and $288,556,
      respectively.





      12.  EMPLOYEE BENEFIT PLANS- (Continued)

      The Company provides postretirement medical benefits to certain domestic full-time employees who meet minimum age and service requirements. The Company's policy is to pay the cost of these postretirement benefits when required on a cash basis. The Company also has provided certain foreign employees with retirement related benefits.

      The following table presents the amounts recognized in the Company's consolidated balance sheet at December 31, 1998 and 1997 for postretirement medical benefits:

      Accumulated postretirement medical benefit obligation:


                                                         December 31

      Change in Projected Benefit Obligation         1998            1997

      Projected benefit obligation at January 1  $ 2,801,051     $ 2,783,518
      Service cost (excluding administrative
        expenses)                                     30,611          27,707
      Interest cost                                  187,324         192,610
      Actuarial (gain)/loss                           71,387          50,031
      Benefits paid                                 (223,272)       (252,815)

      Projected benefit obligation at
        December 31                                2,867,101       2,801,051

      Change in Fair Value of Plan Assets

      Employer contribution                          223,272         252,815
      Benefits paid                                 (223,272)       (252,815)

      Fair value of plan assets at December 31          --              --

      Funded status                                2,867,101       2,801,051
      Unrecognized net actuarial gain                403,329         489,686

      Accrued postretirement benefit cost        $ 3,270,430     $ 3,290,737
                                                 ===========     ===========

      Accrued postretirement medical benefit costs are classified as other postretirement benefit obligations as of December 31, 1998 and 1997.




      12.  EMPLOYEE BENEFIT PLANS - (Continued)

      Net periodic postretirement medical benefit costs for 1998, 1997 and 1996 include the following components:

                                            Years Ended December 31
                                        1998          1997          1996

        Service cost                 $ 30,611      $ 27,707      $ 25,834
        Interest cost                 187,324       192,610       194,081
        Amortization of unrecognized
          gain                        (14,970)      (18,702)      (18,171)

        Net periodic postretirement
          medical benefit cost       $202,965      $201,615      $201,744
                                     ========      ========      ========

      For measurement purposes, a 10% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1998; the rate was assumed to decrease gradually to 6% by the year 2006 and remain at that level thereafter. The health care cost trend rate assumption has a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement medical benefit obligation as of December 31, 1998 by $280,621 and the aggregate of the service and interest cost components of net periodic postretirement medical benefit cost for the year ended December 31, 1998 by $18,879.

      The weighted-average discount rate used in determining the accumulated postretirement medical benefit obligation at December 31, 1998 and 1997 was 6.5% and 7.25%, respectively.

      The Company provides retirement related benefits to a former employee, and to certain foreign subsidiary employees in accordance with industry-wide collective labor agreements. The liabilities established for these benefits at December 31, 1998 and 1997 were $825,627 and $733,480, respectively, and are classified as other postretirement benefit obligations as of December 31, 1998 and 1997.

      13.  CURRENCY TRANSLATION ADJUSTMENTS

      All assets and liabilities of foreign operations are translated into U.S. dollars at prevailing rates of exchange in effect at the balance sheet date. Revenues and expenses are translated using average rates of exchange for the year. The functional currency of the Company's foreign operations is the currency of the country in which the entity resides; such currencies are the French franc, German mark, Italian lira, British pound, Singapore dollar and Japanese yen. Adjustments resulting from the process of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as a separate component of shareholders' equity, net of tax where appropriate. Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of operations as incurred. Foreign currency transaction gains (losses) included in the statement of operations for 1998, 1997 and 1996 were $175,609, $13,819 and $(8,200), respectively.





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

      Under the Company's 1985 and 1994 Stock Option Plans, options to an aggregate of 900,000 shares of common stock may be granted to certain officers and key employees and in 1998 the Board of Directors established a 1998 Stock Option Plan to issue up to 75,000 shares to certain non-employee Directors, both at no less than 100% of the fair market value at the date of grant. All options are exercisable until the earlier of termination pursuant to the plans or ten years from date of grant.

      At December 31, 1998, there were 114,200 additional shares available for grant under the 1994 plan and 50,000 additional shares available for grant under the 1998 plan. The per share weighted-average fair values of stock options granted during 1998 ranged from $3.07 to $4.25 on the date of grants using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield 1.9%; risk free interest rates ranged from 4.39% to 5.71%; expected life of 6 years and expected volatility of the stock over the life of the options which is based on the past 9 years of the stock's activity.

      The Company applies APB Opinion No. 25 in accounting for its Plans, and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date of its stock options under SFAS No. 123, the Company's net income would have been reduced to the proforma amount indicated below:

                                   1998          1997          1996

      Net income as reported    $3,609,522    $4,387,209    $4,130,195
      Net income proforma       $3,297,704    $4,346,245    $4,092,615
      Basic earnings per share as
        reported                      $.69          $.84          $.80
      Basic earnings per share
        proforma                      $.63          $.83          $.79

      Options of 225,000 were granted in 1998. No options were granted in 1997 or 1996. Proforma net income reflects options granted in 1998 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net income amounts presented above because compensation cost is reflected over the options vesting periods of 2 to 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.






      14.   COMMON STOCK AND STOCK OPTIONS- (Continued)

      Stock option activity during the periods indicated is as follows:

                                              Number of     Weighted-average
                                               Shares      Exercise Price

      Outstanding at January 1, 1996           441,488         $  7.11
        Options forfeited                      (22,500)           9.33

      Outstanding at December 31, 1996         418,988         $  6.99
        Options exercised                      (35,700)           4.35

      Outstanding at December 31, 1997         383,288         $  7.24
        Options granted                        225,000            9.61
        Options exercised                       (2,200)           4.63
        Options forfeited                       (2,200)           6.10

      Outstanding at December 31, 1998         603,888         $  8.14
                                              ========

      At December 31, 1998, the range of exercise prices were $3.77-$11.42 and weighted-average remaining contractual life of outstanding options was
      4.7 years.

      At December 31, 1998 and 1997, the number of options exercisable was 330,568 and 279,158, respectively and the weighted average price of these options were $7.58 and $7.73, respectively.
      15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a tabulation of unaudited quarterly results of operations.

      1998                                      First           Second
                                               Quarter        Quarter (1)

      Net sales . . . . . .                  $21,867,000      $25,222,000
                                             ===========      ===========

      Gross profit  . . . .                  $ 5,256,000      $ 6,487,000
                                             ===========      ===========

      Net income  . . . . .                  $   559,000      $ 1,766,000
                                             ===========      ===========

      Earnings per share

          Basic                                     $.11             $.34
                                             ===========      ===========

          Diluted                                   $.10             $.33
                                             ===========      ===========


      1998                                     Third             Fourth
                                               Quarter          Quarter

      Net sales . . . . . .                  $25,203,000      $27,263,000
                                             ===========      ===========

      Gross profit  . . . .                  $ 5,783,000      $ 5,196,000
                                             ===========      ===========

      Net income  . . . . .                  $   918,000      $   367,000
                                             ===========      ===========

      Earnings per share

          Basic                                     $.18             $.07
                                             ===========      ===========

          Diluted                                   $.17             $.07
                                             ===========      ===========


      (1) In the second quarter, the Company reduced the valuation allowance applied against deferred tax benefits associated with domestic postretirement benefit and employee pension plan obligations by $758,000.




      15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (Continued)

      1997                                      First           Second
                                               Quarter         Quarter

      Net sales . . . . . .                  $30,905,000      $27,101,000
                                             ===========      ===========

      Gross profit  . . . .                  $ 6,445,000      $ 6,483,000
                                             ===========      ===========

      Net income    . . . .                  $ 1,162,000      $ 1,379,000
                                             ===========      ===========

      Earnings per share

          Basic                                     $.22             $.26
                                             ===========      ===========

          Diluted                                   $.22             $.26
                                             ===========      ===========



      1997                                     Third             Fourth
                                               Quarter         Quarter

      Net sales . . . . . .                  $28,328,000      $24,830,000
                                             ===========      ===========

      Gross profit  . . . .                  $ 5,475,000      $ 5,058,000
                                             ===========      ===========

      Net income    . . . .                  $ 1,139,000      $   707,000
                                             ===========      ===========

      Earnings per share

          Basic                                     $.22             $.14
                                             ===========      ===========

          Diluted                                   $.21             $.13
                                             ===========      ===========









      16.  EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share:



                                                 1998
                                   Income        Shares       Per Share
                                  Numerator    Denominator     Amount

      Basic Earnings Per Share

      Income available to
        common shareholders       $3,609,522     5,233,016     $0.69
                                                               =====



      Effect of Dilutive Securities

      Stock options                                 77,338
      Earnings contingency                            --




      Diluted Earnings Per Share

      Income available to common
        shareholders plus assumed
        conversions               $3,609,522     5,310,354     $0.68
                                  ==================================






      For additional disclosures regarding the earnings contingency and stock options, see notes 2 and 14, respectively.





      16.  EARNINGS PER SHARE(Continued)

      The following table sets forth the computation of basic and diluted earnings per share:


                                                 1997
                                   Income        Shares       Per Share
                                  Numerator    Denominator     Amount


      Basic Earnings Per Share

      Income available to
        common shareholders       $4,387,209     5,213,124     $0.84
                                                               =====



      Effect of Dilutive Securities

      Stock options                                141,063

      Earnings contingency                             791




      Diluted Earnings Per Share

      Income available to common
        shareholders plus assumed
        conversions               $4,387,209     5,354,978     $0.82
                                  ==================================






      For additional disclosures regarding the earnings contingency and stock options, see notes 2 and 14, respectively.



       16.  EARNINGS PER SHARE (Continued)

      The following table sets forth the computation of basic and diluted earnings per share:



                                                 1996
                                   Income        Shares       Per Share
                                  Numerator    Denominator     Amount

      Basic Earnings Per Share

      Income available to
        common shareholders       $4,130,195     5,190,075     $0.80
                                                               =====



      Effect of Dilutive Securities

      Stock options                                  81,884

      Earnings contingency                             --




      Diluted Earnings Per Share

      Income available to common
        shareholders plus assumed
        conversions               $4,130,195     5,271,959     $0.78
                                  ==================================






      For additional disclosures regarding the earnings contingency and stock options, see notes 2 and 14, respectively.











      17.  CONTINGENCIES AND COMMITMENTS

      The Company is a defendant along with a number of other parties in approximately 147 lawsuits as of December 31, 1998 (215 as of December 31, 1997) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management is of the opinion that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

      The Company was one of approximately 500 defendants in a class action on behalf of approximately 2,700 present and former employees of a Texas steel mill. The cases were being defended by one or more of the
      Company's insurance carriers presently known to be "at risk". In October, 1998 the class action suit was settled. The Company's insurance carriers have not asked the Company to contribute to any settlement payments made by them in connection with this settlement.

      In 1995, a dispute which was submitted to arbitration, arose under a contract between a customer and a subsidiary of the Company. Substantial claims were asserted against the subsidiary Company under the terms of the contract. The Company recorded revenue of approximately $1,400,000 in 1994 and has an uncollected receivable of $140,000. In June, 1998, the arbitrator found in favor of the customer. The Company has refused to recognize the validity of the arbitration proceedings and decision and believes it is entitled to a new hearing before an international or French tribunal. The Company believes that the disposition of this claim will not materially affect the Company's consolidated financial position or results of operations.

      The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company's consolidated financial position, liquidity, or results of operations.






      17.  CONTINGENCIES AND COMMITMENTS - (Continued)

      Total rent expense for 1998, 1997 and 1996 under leases pertaining primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more, aggregated
      $1,020,000, $873,000 and $904,000, respectively. Remaining rentals payable under such leases are as follows: 1999 - $1,015,000; 2000 - $962,000; 2001 - $903,000; 2002 - $773,000; 2003 - $643,000.


      18.  RELATED-PARTY TRANSACTIONS

      One of the Company's subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total rent expense incurred under the lease was approximately $330,000 for 1998 and 1997 and $373,000 for 1996. Annual lease commitments approximate $330,000 through December, 1999.









      REPORT OF INDEPENDENT AUDITORS



      The Board of Directors and Shareholders
      Selas Corporation of America:

      We have audited the accompanying consolidated balance sheets of Selas Corporation of America and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selas Corporation of America and subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.






                                                  KPMG LLP


      Philadelphia, Pennsylvania
      February 19, 1999



                                                           EXHIBIT 21




                           Significant Subsidiaries of
                          Selas Corporation of America





      SUBSIDIARY                           PLACE OF INCORPORATION


      CFR-CECF Forumi-Ripoche, S.A.             France


      CFR Portugal                              Portugal


      Deuer Manufacturing, Inc.                 Ohio


      Resistance Technology GmbH                Germany
      Vertrieb von Elecktronikteilen


      Resistance Technology, Inc.               Minnesota


      RTI Electronics, Inc.                     Delaware


      RTI Technologies PTE LTD                  Singapore


      SEER                                      France


      Selas S.A.                                France


      Selas Italiana, S.A.                      Italy


      Selas Engineering UK Ltd.                 England


      Selas Waermetechnik, GmbH                 Germany


                                                           EXHIBIT 23




                          SELAS CORPORATION OF AMERICA

                                   Exhibit 23

                         Consent of Independent Auditors







      The Board of Directors
      Selas Corporation of America:
      We consent to the incorporation by reference in the Registration Statements No. 33-33712 on Form S-3, No. 33-35802 on Form S-8, No. 333-16377 on Form S-8, and No. 333-66433 on Form S-8 of Selas Corporation of America and subsidiaries of our reports dated February 19, 1999 relating to the consolidated balance sheets of Selas Corporation of America and subsidiaries as of December 31, 1998 and 1997 and the related consolidated statements of operations, shareholders' equity, and cash flows and related financial statement schedules for each of the years in the three-year period ended December 31, 1998, which reports are included in or incorporated by reference in the December 31, 1998 annual report on Form 10-K of Selas Corporation of America.






                                           KPMG LLP



      Philadelphia, Pennsylvania
      March 26, 1999




                                                        EXHIBIT 24




                             POWER OF ATTORNEY



                KNOW ALL MEN BY THESE PRESENTS that the undersigned does hereby consent and appoint Stephen F. Ryan and Francis A. Toczylowski, or either of them, his attorney to do any and all acts, including the execution of documents, which said attorneys, or either of them, may deem necessary or advisable to enable Selas Corporation of America (the "Company") to comply with the Securities Exchange Act of 1934, as amended, and the rules, regulations and requirements of the Securities and Exchange Commission, in connection with the filing under said Act of an annual report of the Company on Form 10-K for the year ended December 31, 1998, including the power and authority to sign in the name and on behalf of the undersigned, in any and all capacities in which the signature of the undersigned would be appropriate, such annual report and any and all amendments thereto and generally to do and perform all things necessary to be done in the premises as fully and effectually in all respects as the undersigned could do if personally present.

                IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 23rd day of March, 1999.


                                      /s/ John H. Austin Jr.
                                          John H. Austin, Jr.


                                      /s/ Frederick L. Bissinger
                                        Frederick L. Bissinger
                                      /s/ Roy C. Carriker
                                            Roy C. Carriker


                                      /s/ Mark S. Gorder
                                           Mark S. Gorder


                                      /s/ Michael J. McKenna
                                           Michael J. McKenna


                                      /s/ Ralph R. Whitney, Jr.
                                         Ralph R. Whitney, Jr.