Form 10-Q
period 1999-03-31
SELAS CORP OF AMERICA
filed 1999-05-13
CIK 88790

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


   FOR THE PERIOD ENDED              MARCH 31, 1999

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


                 CLASS                    OUTSTANDING AT MAY 6, 1999
    COMMON SHARES, $1.00 PAR VALUE    5,220,809 (exclusive of 402,759
                                              treasury shares)

                        SELAS CORPORATION OF AMERICA


                                 I N D E X

                                                                Page
                                                               Number
   PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

            Consolidated Balance Sheets as of
            March 31, 1999 and December 31, 1998 . . . . . . .  3, 4

            Consolidated Statements of Operations for
            the Three Months Ended March 31, 1999
            and 1998 . . . . . . . . . . . . . . . . . . . . .  5

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 1999 and 1998 . . . .  6

            Consolidated Statement of Shareholders' Equity
            for the Three Months Ended March 31, 1999. . . . .  7

            Notes to Consolidated Financial Statements . . . .  8,9,10,
                                                                11,12

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations  . . . . . . . . . . . . . . . .  13,14,15,16


          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk . . . . . . . . . . . . .  16


   PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings . . . . . . . . . . . . .  17

          Item 6.  Exhibits and Reports on Form 8-K  . . . . .  17

                          SELAS CORPORATION OF AMERICA

                          Consolidated Balance Sheets
                                    Assets
                                               March 31,      December 31,
                                                 1999             1998
                                              (Unaudited)      (Audited)
   Current assets

    Cash, including cash equivalents of
      $662,000 in 1999 and $313,000 in
      1998                                    $ 1,861,145     $ 2,784,284

    Accounts receivable (including unbilled
      receivables of $4,324,000 in 1999 and
      $3,898,000 in 1998, less allowance for
      doubtful accounts of $1,313,000 in 1999
      and $1,994,000 in 1998)                  26,827,805      30,494,933

    Inventories                                12,528,357      12,628,623

    Deferred income taxes                       3,045,144       3,603,701

    Other current assets                        1,822,929       1,332,135

         Total current assets                  46,085,380      50,843,676

   Investment in unconsolidated affiliate         523,121         538,913

   Property, plant and equipment

    Land                                        1,037,056       1,077,522

    Buildings                                  11,743,135      12,129,811

    Machinery and equipment                    26,484,505      25,788,736

                                               39,264,696      38,996,069

    Less:  Accumulated depreciation            20,657,658      20,038,177

           Net property, plant and
           equipment                           18,607,038      18,957,892

   Excess of cost over net assets of acquired
    subsidiaries, less accumulated amortiza-
    tion of $2,610,000 in 1999 and
    $2,452,000 in 1998                         16,562,015      16,813,073

   Other assets including patents, less
    amortization                                  878,071         627,009

                                              $82,655,625     $87,780,563
                                              ===========     ===========


          (See accompanying notes to the consolidated financial statements)

                              SELAS CORPORATION OF AMERICA

                              Consolidated Balance Sheets
                          Liabilities and Shareholders' Equity

                                               March 31,      December 31,
                                                 1999            1998
                                              (Unaudited)      (Audited)
   Current liabilities

    Notes payable                             $ 5,403,584     $ 4,701,279

    Current maturities of long-term debt        3,116,869       3,178,241

    Accounts payable                           13,320,287      15,410,642

    Federal, state and foreign income taxes       602,367         838,634

    Customers' advance payments on contracts    1,386,636         697,270

    Guarantee obligations and estimated
     costs of service                           1,437,789       2,294,889

    Other accrued liabilities                   5,436,601       6,512,016

         Total current liabilities             30,704,133      33,632,971

   Long-term debt                               5,243,930       6,265,720

   Other postretirement benefit obligations     4,051,008       4,096,057

   Deferred income taxes                           91,903         157,575

   Contingencies and commitments

   Shareholders' equity

    Common shares, $1 par; 10,000,000 shares
     authorized; 5,623,568 and 5,615,081
     shares issued, respectively                5,623,568       5,615,081

    Additional paid-in capital                 11,969,343      11,941,498

    Retained earnings                          25,207,022      25,797,823

    Accumulated other comprehensive income        231,105         655,775

     Less:  378,214 and 363,564 common shares,
       respectively, held in treasury,
       at cost                                   (466,387)       (381,937)

         Total shareholders' equity            42,564,651      43,628,240

                                              $82,655,625     $87,780,563
                                              ===========     ===========


      (See accompanying notes to the consolidated financial statements)

                          SELAS CORPORATION OF AMERICA

                     Consolidated Statements of Operations
                                   (Unaudited)



                                                    Three Months Ended
                                               March 31,       March 31,
                                                  1999            1998

   Sales, net                                 $24,053,159     $21,866,723

   Operating costs and expenses
     Cost of sales                             19,532,059      16,610,917
     Selling, general and
       administrative expenses                  4,501,280       4,234,012

   Operating income                                19,820       1,021,794

     Interest (expense)                          (261,779)       (237,510)
     Interest income                               22,427          35,281
     Other income (expense), net                 (164,087)         70,967

   Income (loss) before income
     taxes (benefit)                             (383,619)        890,532

   Income taxes (benefit)                         (29,520)        331,322

   Net income (loss)                          $  (354,099)    $   559,210
                                              ===========     ===========
   Earnings (loss) per share

     Basic                                          ($.07)           $.11

     Diluted                                        ($.07)           $.10

   Average shares outstanding

     Basic                                      5,252,000       5,226,000

     Diluted                                    5,252,000       5,340,000


   Comprehensive income (loss)                $  (778,769)    $   358,422
                                              ===========     ===========


          (See accompanying notes to the consolidated financial statements)

                         SELAS CORPORATION OF AMERICA
                    Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                     Three Months Ended
                                                   March 31,       March 31,
                                                    1999            1998
   Cash flows from operating activities:
    Net income (loss)                            $  (354,099)    $   559,210
    Adjustments to reconcile net income (loss)
     to net cash provided (used) by operating
     activities:
      Depreciation and amortization                  992,609         898,587
      Equity in (income) loss of
       unconsolidated affiliate                       15,792            (255)
      Deferred taxes                                 383,616          87,095
      Changes in operating assets and liabilities:
        Decrease in accounts receivable            1,707,662       2,833,813
       (Increase) in inventories                     (86,752)       (699,721)
       (Increase) decrease in other assets          (616,981)        141,206
       (Decrease) in accounts payable               (220,731)     (4,828,516)
       (Decrease) in accrued expenses             (1,680,975)       (349,811)
        Increase (decrease) in customer
          advances                                   779,078        (475,206)
        Increase (decrease) in other liabilities      (5,877)            618

          Net cash provided (used) by operating
          activities                                 913,342      (1,832,980)

   Cash flows from investing activities:
     Purchases of property, plant and equipment     (781,969)       (747,453)
     Acquisition of subsidiary company, net of
      cash acquired                                   (1,888)       (842,790)

          Net cash (used) by investing
          activities                                (783,857)     (1,590,243)

   Cash flows from financing activities:
     Proceeds from short-term bank borrowings      1,255,811       2,351,141
     Proceeds from borrowings to acquire
      subsidiary company                                --         2,459,016
     Repayments of short-term bank borrowings     (1,111,671)           --
     Repayments of long-term debt                   (787,238)       (653,557)
     Proceeds from exercise of stock options          32,004           6,425
     Payment of dividends                           (236,702)       (235,160)
     Purchase of treasury stock                      (84,451)           --

          Net cash provided (used) by
          financing activities                      (932,247)      3,927,865

   Effect of exchange rate changes on cash          (120,375)        (71,120)

   Net increase (decrease) in cash and cash
     equivalents                                    (923,137)        433,522

   Cash and cash equivalents, beginning of
     period                                        2,784,282       3,034,903

   Cash and cash equivalents, end of period      $ 1,861,145     $ 3,468,425
                                                  ==========     ===========

        (See accompanying notes to the consolidated financial statements)

                            SELAS CORPORATION OF AMERICA
                   Consolidated Statement of Shareholders' Equity
                          Three Months Ended March 31, 1999
                                     (Unaudited)

                                    Common Stock
                                                               Additional
                                Number of                       Paid-In
                                Shares            Amount        Capital
   Balance, January 1, 1999      5,615,081     $ 5,615,081     $11,941,498
   Net (loss)
   Exercise of stock options         8,487           8,487          27,845
   Cash dividends paid
     ($.045 per share)
   Foreign currency translation
     (loss)
   Comprehensive (loss)
   Purchase of 14,650 treasury
     shares

   Balance, March 31, 1999       5,623,568     $ 5,623,568     $11,969,343
                               ============    ===========     ===========
                                               Accumulated
                                                 Other
                                 Retained      Comprehensive   Comprehensive
                                 Earnings         Income          (Loss)
   Balance, January 1, 1999    $25,797,823     $   655,775
   Net (loss)                     (354,099)                    $ (354,099)
   Exercise of stock options
   Cash dividends paid
     ($.045 per share)            (236,702)
   Foreign currency translation
     (loss)                                       (424,670)      (424,670)
   Comprehensive (loss)                                        $ (778,769)
                                                               ==========
   Purchase of 14,650 treasury
     shares

   Balance, March 31, 1999     $25,207,022     $   231,105
                               ===========     ===========
                                                  Total
                                  Treasury     Shareholders'
                                   Stock         Equity
   Balance, January 1, 1999    $  (381,937)    $43,628,240
   Net (loss)                                     (354,099)
   Exercise of stock options                        36,332
   Cash dividends paid
     ($.045 per share)                            (236,702)
   Foreign currency
     translation (loss)                           (424,670)
   Comprehensive (loss)
   Purchase of 14,650 treasury
     shares                        (84,450)        (84,450)

   Balance, March 31, 1999     $  (466,387)    $42,564,651
                               ===========     ===========


       (See accompanying notes to the consolidated financial statements)

                       SELAS CORPORATION OF AMERICA

                      PART I - FINANCIAL INFORMATION

   ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

   1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of March 31, 1999 and December 31, 1998, and the consolidated results of its operations for the three months ended March 31, 1999 and 1998 and consolidated statements of shareholders' equity and cash flows for the three months then ended.

   2. The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the 1998 Selas Corporation of America Annual Report. During the first quarter of 1999, the Company adopted Statement of Position (SOP) 98-1 "Accounting For the Costs of Computer Software Developed or Obtained for Internal Use" and SOP 98-5 "Reporting on the Costs of Start-Up Activities" as permitted by these pronouncements. The adoption of these standards did not have a material impact on consolidated results, financial condition or long-term liquidity.

   3.  Inventories consist of the following:

                                              March 31,      December 31,
                                               1999             1998

       Raw material                         $ 3,311,212      $ 3,418,891
       Work-in-process                        4,901,826        4,286,566
       Finished products and components       4,315,319        4,923,166

                                            $12,528,357      $12,628,623
                                            ===========      ===========

   4.  Income Taxes

       Consolidated income taxes (benefit) for the three month periods ended March 31, 1999 and 1998 are ($30,000) and $331,000 which result in effective tax rates of (7.7%) and 37.2% respectively. The rate of tax benefit in relation to pre-tax loss in 1999 is low because tax benefits from certain foreign net operating losses could not be utilized for income tax purposes.

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

   6. Statements of Cash Flows
                                            Three Months Ended
                                         March 31,        March 31,
                                           1999             1998

      Interest received . . . . . . .    $ 22,426         $108,088
      Interest paid . . . . . . . . .    $200,402         $188,253
      Income taxes paid . . . . . . .    $ 47,874         $349,406

   7. Accounts Receivable

      At March 31, 1999, the Company had $2,373,664 of trade accounts receivable due from the major U.S. automotive manufacturers and $4,657,169 of trade accounts receivable due from hearing aid manufacturers. The Company also had $9,322,747 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.

                       SELAS CORPORATION OF AMERICA

                      PART I - FINANCIAL INFORMATION

   ITEM 1.  Notes to Consolidated Financial Statements (Unaudited) -
            (Continued)

   8. Earnings (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share:
                                         For the Three Months
                                         Ended March 31, 1999
                                    (Loss)        Shares      Per Share
                                  Numerator     Denominator     Amount
   Basic (Loss) Per Share

     (Loss) available to
      common shareholders         $ (354,099)    5,251,784    $    (.07)
                                                              =========
   Effect Of Dilutive Securities

     Stock options                                    --

   Diluted (Loss) Per Share

     (Loss) available to
       common shareholders plus
       assumed conversions        $ (354,099)    5,251,784    $    (.07)
                                  =====================================


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
                                  =====================================

                          SELAS CORPORATION OF AMERICA


   9. Business Segment Information

      The company has three operating segments. The Company is engaged in providing engineered heat technology equipment and services to industries throughout the world, the manufacture of precision miniature medical and electronic products and the manufacture of original equipment for light trucks and vans. The results of operations and assets of these segments are prepared on the same basis as the condensed consolidated financial statements for the three months ended March 31, 1999 and 1998 and the consolidated financial statements included in the 1998 Form 10-K.

      The Company's reportable segments reflect separately managed, strategic business units that provide different products and services, and for which financial information is separately prepared and monitored.


                                               Segments
                                           Tire        Precision
                                          Holders,     Miniature
                                          Lifts and    Medical and
   For The Three Months        Heat       Related      Electronic
   Ended March 31, 1999     Technology    Products       Products     Total

   Sales, net               $10,755,990   $4,596,008   $ 8,701,161 $24,053,159
                            ==================================================

   Net income (loss)        $  (771,688)  $  235,001   $   182,588 $  (354,099)
                            ==================================================
   Depreciation and
     amortization           $   185,316   $   52,836   $   754,457 $   992,609
                            ==================================================
   Property, plant and
     equipment additions    $   160,808   $   51,196   $   569,965 $   781,969
                            ==================================================

   Total assets             $37,496,937   $7,035,164   $38,123,524 $82,655,625
                            ==================================================

                           SELAS CORPORATION OF AMERICA

                                               Segments
                                           Tire        Precision
                                          Holders,     Miniature
                                          Lifts and    Medical and
   For The Three Months        Heat       Related      Electronic
   Ended March 31, 1998     Technology    Products       Products     Total

   Sales, net               $ 8,760,751   $4,450,321   $ 8,655,651 $21,866,723
                            ==================================================

   Net income               $       875   $  165,002   $   393,333 $   559,210
                            ==================================================
   Depreciation and
     amortization           $   135,152   $   54,216   $   709,219 $   898,587
                            ==================================================
   Property, plant and
     equipment additions    $    59,978   $   57,921   $   629,554 $   747,453
                            ==================================================

   Total assets             $45,667,765   $6,759,281   $33,615,697 $86,042,743
                            ==================================================

                       SELAS CORPORATION OF AMERICA

                      PART I - FINANCIAL INFORMATION


   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

   Consolidated net sales for the three months ended March 31, 1999 increased to $24 million from $21.9 million for the same period in 1998. Net sales for the heat processing segment increased to $10.7 million for the three months ended March 31, 1999 compared to $8.8 million for the same period last year. The increase in sales is due to higher revenue recognition on large engineered contracts and increased sales of CFR, the French company acquired in February, 1998, slightly offset by decreased spare and replacement part sales. Sales and earnings of large engineered contracts are recognized on the percentage-of-completion method and generally require more than twelve months to complete. Consolidated backlog for the heat technology segment decreased to $20.9 million at March 31, 1999 compared to $26.9 million at the same time last year. Sales for the Company's precision miniature medical and electronic products segment of $8.7 million for the three months ended March 31, 1999 remained at the same level as sales for the comparable period in 1998. Sales to the hearing health customers for this segment decreased by $.6 million compared to 1998 due to the down conditions in this market, offset by increased revenue from RTI Technologies PTE LTD, the Singapore company acquired in October, 1998. Sales of RTI Electronics were slightly higher due to the May, 1998 acquisition of IMB Electronic Products, Inc., offset by decreased sales of other electronic products due to increased price competition and the Asian economic situation. Net sales of the tire holders, lifts and related products segment for the three months ended March 31, 1999 increased slightly to $4.6 million from $4.4 million for the same period in 1998. The increase in revenue is due to higher tire lift unit sales to the Company's automotive customers.

   The Company's gross profit margin as a percentage-of-sales decreased to 18.9% for the three months ended March 31, 1999 compared to 24.1% for the same period last year. Gross profit margins for the heat technology segment decreased to 10.8% for the three months ended March 31, 1999 compared to 21.4% for the same period in 1998. Heat technology gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions relating to the project.
   The gross profit margins for the first quarter of 1999 were impacted by revenue recognized on several large engineered contracts whose margins were not as profitable as contracts completed in 1998 and reduced sales of spare and replacement parts, which generally have higher profit margins. Gross profit margins for the precision miniature medical and electronic products segment decreased to 29.4% for the three months ended March 31, 1999 compared to 31% for the same period in 1998. The lower margins in the current quarter are partially attributable to the mix of product sales between the periods as precision miniature components, precision miniature systems, plastic and electronic products have varying profit margins. Also impacting the margins in 1999 were the costs relating to combining the production



                                    -14-
                       SELAS CORPORATION OF AMERICA
                      PART I - FINANCIAL INFORMATION

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)

   operations of RTI Electronics and IMB Electronics, Inc., which was acquired in May, 1998, into one facility. Gross profit margins for the tire holders, lifts and related products improved to 17.6% for the three months ended March 31, 1999 compared to 16.2% for the prior year quarter. The improvement in the current year is due to efficiencies from higher production through increased sales of the tire lifts.

   Selling, general and administrative expenses (SG&A) increased 6.3% to $4,501,000 for the first quarter ended March 31, 1999 compared to $4,234,000 for the same period in 1998. The higher SG&A costs are due primarily to the 1998 acquisitions of CFR, IMB Electronics and RTI Technologies PTE LTD.

   Interest expense for the three months ended March 31, 1999 increased to $262,000 compared to $237,000 for the same period in 1998. The increase is due to higher average borrowings during the current quarter. Interest income for the first three months of 1999 decreased to $22,000 from $35,000 for the same period in 1998 due to less funds available for investment.

   Other income (expense) includes losses on foreign exchange of $162,000 for the first quarter of 1999 compared to gains of $56,000 for the same period in 1998.

   Consolidated income taxes (benefit) for the three month periods ended March 31, 1999 and 1998 are ($30,000) and $331,000 which result in effective tax rates of (7.7%) and 37.2% respectively. The rate of tax benefit in relation to pre-tax loss in 1999 is low because tax benefits from certain foreign net operating losses could not be utilized for income tax purposes.

   Consolidated operations for the first quarter ended March 31, 1999 resulted in a net loss of $354,000 compared to net income of $559,000 for the same period in 1998. The decrease is attributable primarily to lower profit margins on certain contracts and other products, losses on foreign currency exchanges and lower tax benefits on operating losses not available for utilization.

   Liquidity and Capital Resources

   Consolidated net working capital decreased to $15.4 million at March 31, 1999 from $17.2 million at December 31, 1998. The decrease is primarily attributable to the net loss for the quarter, purchases of property and equipment and pay-down of long-term debt. The major changes in components of working capital for the quarter were a decrease in cash and cash equivalents of $.9 million, lower accounts receivable of $3.7 million, a decrease in accounts payable of $2.1 million and lower accrued liabilities of $1.1 million. These changes relate to the ongoing operations of the Company during the quarter.

                       SELAS CORPORATION OF AMERICA
                      PART I - FINANCIAL INFORMATION

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)
   The Company currently has a program underway to remediate by the second quarter of 1999 all of the Company's significant computer systems that are not Year 2000 compliant. The program is divided into three major components: (1) identification of all information technology systems ("IT Systems") and non-information technology systems ("Non-IT Systems") that are not Year 2000 compliant; (2) repair or replacement of the identified non-compliant systems; and (3) testing of the repaired or
   replaced systems.   Parts (1) and (2) have been completed for both in-
   house and commercially developed IT Systems. Part (3), testing is underway and the Company has targeted the second quarter of 1999 as a completion date.

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

   Actual costs associated with implementation of the Company's Year 2000 program are expected to be insignificant to the Company's operations and financial condition. Costs of $200,000 to $250,000, primarily for software and outside services, have been or are expected to be incurred. As of March 31, 1999, $170,000 of costs have been expended.

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

   On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency -- the Euro. The Euro trades on currency exchanges and may be used in business transactions. The conversion to the Euro will eliminate currency exchange risk between the member countries. Beginning in January 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company has recognized this situation and has been developing a plan to address any issue being raised by the currency conversion.

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

   The Financial Accounting Standards Board (FASB) has issued Statements of Financial Accounting Standard (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 135, "Recission of FASB Statement No. 75 and Technical Corrections." SFAS No. 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. The statement is effective for fiscal years beginning after June 15, 1999. SFAS No. 135 provides technical corrections to some 29 accounting pronouncements. It is effective for fiscal years ending after February 15, 1999. Management has not yet determined the impact that the adoption of these statements may have on earnings, financial condition and liquidity of the Company. The Company plans to adopt SFAS No. 133 by January 1, 2000 and SFAS No. 135 by December 31, 1999, respectively, as permitted by these accounting standards.

   The Company believes that its present working capital position, combined with funds expected to be generated from operations and the available borrowing capacity through its revolving credit loan facilities, will be sufficient to meet its anticipated cash requirements for operating needs and capital expenditures for 1999.

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

   For information regarding the Company's exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report on Form 10-K for 1998. There have been no significant changes in the Company's portfolio of financial instruments or market risk exposures which have occurred since year-end.

   Forward-Looking and Cautionary Statements

   The Company may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management's Discussion and Analysis. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company has identified in its Annual Report on Form 10-K for the year ending December 31, 1998, certain important factors which could cause the Company's actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of the Company. All such forward-looking statements are qualified by reference to the cautionary statements herein and in such Report on Form 10-K.

                         SELAS CORPORATION OF AMERICA

                           PART II - OTHER INFORMATION


   ITEM 1.  Legal Proceedings

        See Note 5 to the Consolidated Financial Statements.


   ITEM 6.  Exhibits and Reports on Form 8-K

        None

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


                                      SELAS CORPORATION OF AMERICA
                                                 (Registrant)





   Date:     May 7, 1999               /s/ Francis A. Toczylowski
                                           Francis A. Toczylowski
                                      Vice President and Treasurer