Form 10-K
period 1999-06-30
SELAS CORP OF AMERICA
filed 1999-08-06
CIK 88790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q


    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


    FOR THE PERIOD ENDED               JUNE 30, 1999

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


                  CLASS                    OUTSTANDING AT AUGUST 4, 1999
     COMMON SHARES, $1.00 PAR VALUE       5,178,009 (exclusive of 456,959
                                                 treasury shares)

                         SELAS CORPORATION OF AMERICA


                                  I N D E X

                                                                  Page
                                                                Number

    PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

            Consolidated Balance Sheets as of
            June 30, 1999 and December 31, 1998 . . . . . . . .   3, 4

            Consolidated Statements of Operations for
            the Three Months Ended June 30, 1999
            and 1998. . . . . . . . . . . . . . . . . . . . . .   5

            Consolidated Statements of Operations for the
            Six Months Ended June 30, 1999 and 1998 . . . . . .   6

            Consolidated Statements of Cash Flows
            for the Six Months Ended June 30,
            1999 and 1998 . . . . . . . . . . . . . . . . . . .   7

            Consolidated Statement of Shareholders' Equity
            for the Six Months Ended June 30, 1999    . . . . .   8

            Notes to Consolidated Financial Statements  . . . .   9

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations . . . . . . . . . . . . . . . .     15



    PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings  . . . . . . . . . . . . .   19

          Item 4.  Submission of Matters to a Vote of Security
                   Holders  . . . . . . . . . . . . . . . . . .   19

          Item 6.  Exhibits and Reports on Form 8-K . . . . . .   19

                          SELAS CORPORATION OF AMERICA

                          Consolidated Balance Sheets
                                    Assets

                                                  June 30,      December 31,
                                                   1999           1998
                                                (Unaudited)     (Audited)
    Current assets

     Cash, including cash equivalents of
      $1,249,000 in 1999 and $313,000 in
      1998 . . . . . . . . . . . . . . . . . .  $ 2,449,806    $ 2,784,284

     Accounts receivable (including unbilled
      receivables of $8,178,000 in 1999 and
      $3,898,000 in 1998 less allowance for
      doubtful accounts of $1,145,000 in 1999
      and $1,994,000 in 1998)  . . . . . . . .   26,452,263     30,494,933
     Inventories    . . . . . . . . . . . . . .  13,072,989     12,628,623

     Deferred income taxes  . . . . . . . . . .   2,703,577      3,603,701

     Other current assets . . . . . . . . . . .   2,021,588      1,332,135

         Total current assets . . . . . . . . .  46,700,223     50,843,676

    Investment in unconsolidated affiliate  . .     523,160        538,913

    Property, plant and equipment

     Land . . . . . . . . . . . . . . . . . . .   1,014,458      1,077,522

     Buildings  . . . . . . . . . . . . . . . .  11,518,512     12,129,811

     Machinery and equipment  . . . . . . . . .  27,751,941     25,788,736

                                                 40,284,911     38,996,069
     Less:  Accumulated depreciation  . . . . .  21,355,049     20,038,177

       Net property, plant and equipment  . . .  18,929,862     18,957,892

    Excess of cost over net assets of acquired
     subsidiaries, less accumulated amortization
     of $2,798,000 and $2,452,000 . . . . . . .  16,460,661     16,813,073

    Other assets including patents, less
     amortization . . . . . . . . . . . . . . .     744,884        627,009

                                                $83,358,790    $87,780,563
                                                ===========    ===========


           (See accompanying notes to the consolidated financial statements)

                               SELAS CORPORATION OF AMERICA

                               Consolidated Balance Sheets
                           Liabilities and Shareholders' Equity

                                                  June 30,     December 31,
                                                   1999           1998
                                                (Unaudited)     (Audited)
    Current liabilities

     Notes payable  . . .  . . . . . . . . . .  $ 6,026,994    $ 4,701,279

     Current maturities of long-term debt  . .    2,828,350      3,178,241

     Accounts payable  . . . . . . . . . . . .   14,615,603     15,410,642

     Federal, state and foreign income taxes .       24,558        838,634

     Customers' advance payments on contracts.    2,375,948        697,270

     Guarantee obligations and estimated future
      costs of service   . . . . . . . . . . .    1,254,432      2,294,889

     Other accrued liabilities . . . . . . . .    5,686,758      6,512,016

        Total current liabilities  . . . . . .   32,812,643     33,632,971

    Long-term debt     . . . . . . . . . . . .    4,482,481      6,265,720

    Other postretirement benefit obligations .    4,127,884      4,096,057

    Deferred income taxes  . . . . . . . . . .       57,203        157,575

    Contingencies and commitments

    Shareholders' equity

     Common shares, $1 par; 10,000,000 shares
      authorized; 5,634,968 and 5,615,081 shares
      issued, respectively   . . . . . . . . .    5,634,968      5,615,081

     Additional paid-in capital    . . . . . .   12,012,541     11,941,498

     Retained earnings . . . . . . . . . . . .   25,004,393     25,797,823

     Accumulated other comprehensive income  .       13,544        655,775

     Less:  432,959 and 363,564 common shares,
       respectively, held in treasury, at cost     (786,867)      (381,937)

        Total shareholders' equity   . . . . .   41,878,579     43,628,240

                                                $83,358,790    $87,780,563
                                                ===========    ===========

         (See accompanying notes to the consolidated financial statements)

                            SELAS CORPORATION OF AMERICA

                     Consolidated Statements of Operations
                                   (Unaudited)



                                                  Three Months Ended
                                                 June 30,       June 30,
                                                  1999           1998

    Sales, net                                $25,391,053    $25,221,639

    Operating costs and expenses
     Cost of sales                             20,428,015     18,734,335
     Selling, general and
      administrative expenses                   4,444,317      4,698,080

    Operating income                              518,721      1,789,224

    Interest (expense)                           (233,409)      (304,731)
    Interest income                                18,248         12,396
    Other income (expense), net                  (169,251)      (126,563)

    Income before income taxes                    134,309      1,370,326

    Income taxes (benefit)                        102,734       (395,590)

    Net income                                $    31,575    $ 1,765,916
                                              ===========    ===========



    Earnings per share

      Basic                                         $0.01          $0.34

      Diluted                                       $0.01          $0.33



    Average shares outstanding

      Basic                                     5,219,000      5,227,000

      Diluted                                   5,232,000      5,325,000

    Comprehensive income (loss)               $  (185,986)   $ 1,903,693
                                              ===========    ===========



       (See accompanying notes to the consolidated financial statements)

                              SELAS CORPORATION OF AMERICA

                         Consolidated Statements of Operations
                                       (Unaudited)



                                                   Six Months Ended
                                                 June 30,       June 30,
                                                  1999           1998

    Sales, net                                $49,444,212    $47,088,362

    Operating costs and expenses
      Cost of sales                            39,960,074     35,345,252
      Selling, general and
        administrative expenses                 8,945,597      8,932,092

    Operating income                              538,541      2,811,018

    Interest (expense)                           (495,188)      (542,241)
    Interest income                                40,675         47,677
    Other income (expense), net                  (333,338)       (55,596)

    Income (loss) before income taxes
      (benefit)                                  (249,310)     2,260,858

    Income taxes (benefit)                         73,214        (64,268)

    Net income (loss)                         $  (322,524)   $ 2,325,126
                                              ===========    ===========


    Earnings (loss) per share
      Basic                                        ($0.06)         $0.44

      Diluted                                      ($0.06)         $0.44


    Average common shares outstanding

      Basic                                     5,235,000      5,226,000

      Diluted                                   5,235,000      5,287,000

    Comprehensive income (loss)               $  (964,755)   $ 2,262,115
                                              ===========    ===========


      (See accompanying notes to the consolidated financial statements)




                                         -7-
                          SELAS CORPORATION OF AMERICA
                     Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                       Six Months Ended
                                                     June 30,       June 30,
                                                       1999          1998
    Cash flows from operating activities:
     Net income (loss)                          $    (322,524)  $  2,325,126
     Adjustments to reconcile net income (loss)
        to net cash provided (used) by operating
        activities:
       Depreciation and amortization                 2,010,523     1,848,561
       Equity in (income) loss of unconsolidated
        affiliate                                        1,277        (8,579)
       (Gain) on sale of property and equipment         (3,455)         (905)
       Deferred taxes                                  641,662      (624,508)
       Changes in operating assets and liabilities:
         Decrease in accounts receivable             3,080,304     7,797,760
        (Increase) in inventories                     (744,778)   (1,910,507)
        (Increase) decrease in other assets           (858,478)      589,309
         Increase (decrease) in accounts payable     1,247,130    (5,829,954)
        (Decrease) in accrued expenses              (3,330,125)   (1,630,170)
         Increase in customer advances               1,899,232       913,265
         Increase (decrease) in other
           liabilities                                  (8,010)        1,231
             Net cash provided by
             operating activities                    3,612,758     3,470,629

    Cash flows from investing activities:
     Purchases of property, plant and equipment     (2,190,764)   (1,382,785)
     Proceeds from sale of property and equipment        3,455         5,900
      Acquisition of subsidiary companies, net
        of cash acquired                                (5,388)   (1,726,764)
      Receipt of dividend from unconsolidated
        affiliate                                       14,476         -
             Net cash (used) by investing
             activities                             (2,178,221)   (3,103,649)

    Cash flows from financing activities:
      Proceeds from short-term bank borrowings       1,017,955     1,239,240
      Proceeds from long-term bank borrowings        1,016,320        --
      Proceeds from borrowings to acquire
       subsidiary company                                 --       2,475,248
      Repayments of short-term bank borrowings         (57,535)       --
      Repayments of long-term debt                  (2,688,546)   (1,307,976)
      Proceeds from exercise of stock options           83,540         6,425
      Payment of dividends                            (470,906)     (470,375)
      Purchase of treasury stock                      (404,930)
             Net cash provided (used) by
             financing activities                   (1,504,102)    1,942,562

    Effect of exchange rate changes on cash           (264,913)       (7,611)
    Net increase (decrease) in cash and cash
      equivalents                                     (334,478)    2,301,931
    Cash and cash equivalents, beginning of
      period                                         2,784,284     3,034,903

    Cash and cash equivalents, end of period     $   2,449,806  $  5,336,834
                                                 ============= =============
         (See accompanying notes to the consolidated financial statements)

                             SELAS CORPORATION OF AMERICA
                    Consolidated Statement of Shareholders' Equity
                            Six Months Ended June 30, 1999
                                      (Unaudited)

                                     Common Stock
                                                                Additional
                                 Number of                       Paid-In
                                  Shares           Amount        Capital

    Balance, January 1, 1999      5,615,081     $ 5,615,081     $11,941,498
    Net (loss)
    Exercise of stock options        19,887          19,887          71,043
    Cash dividends paid
      ($.09 per share)
    Foreign currency
      translation (loss)
    Comprehensive (loss)
    Purchase of 69,395
      treasury shares

    Balance, June 30, 1999        5,634,968     $ 5,634,968     $12,012,541
                                ===========     ===========     ===========

                                                Accumulated
                                                  Other
                                  Retained      Comprehensive
    Comprehensive
                                  Earnings         Income          Income
    Balance, January 1, 1999    $25,797,823     $   655,775     $
    Net (loss)                     (322,524)                      (322,524)
    Exercise of stock options
    Cash dividends paid
      ($.09 per share)             (470,906)
    Foreign currency
      translation (loss)                           (642,231)      (642,231)
    Comprehensive (loss)                                        $ (964,755)
                                                                ==========
    Purchase of 69,395
      treasury shares

    Balance, June 30, 1999      $25,004,393     $    13,544
                                ===========     ===========

                                                   Total
                                   Treasury     Shareholders'
                                    Stock         Equity
    Balance, January 1, 1999    $  (381,937)    $43,628,240
    Net (loss)                                     (322,524)
    Exercise of stock options                        90,930
    Cash dividends paid
      ($.09 per share)                             (470,906)
    Foreign currency
      translation (loss)                           (642,231)
    Comprehensive (loss)                               --
    Purchase of 69,395
      treasury shares              (404,930)       (404,930)

    Balance, June 30, 1999      $  (786,867)    $41,878,579
                                ===========     ===========
        (See accompanying notes to the consolidated financial statements)

                        SELAS CORPORATION OF AMERICA
                       PART I - FINANCIAL INFORMATION

    ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)
            (Continued)

    1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of June 30, 1999 and December 31, 1998, and the consolidated results of its operations for the three and six months ended June 30, 1999 and 1998 and consolidated statements of shareholders' equity and cash flows for the six months then ended.

    2.   The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the 1998 Selas Corporation of America Annual Report.

    3.   Inventories consist of the following:

                                             June 30,      December 31,
                                              1999            1998

         Raw material                      $ 3,513,186    $ 3,418,891
         Work-in-process                     5,321,978      4,286,566
         Finished products and
          components                         4,237,825      4,923,166

                         Total             $13,072,989    $12,628,623
                                           ===========    ===========
    4.   Income Taxes

         Consolidated income taxes (benefit) for the six month periods ended June 30, 1999 and 1998 are $73,000 and $(64,000) which result in effective tax rates of 29.3% and (2.8%), respectively. The rate of tax in relation to pre-tax loss in 1999 results from tax benefits from certain foreign net operating losses which could not be utilized for income tax purposes. The rate of tax benefit in relation to pre-tax income in 1998 is low because the Company reduced the valuation allowance applied against deferred tax benefits associated with domestic postretirement benefit obligations by $724,512 and against certain domestic employee pension plan obligations by $33,694. The Company had determined that it is more likely than not that the $758,206 of deferred tax assets will be realized.

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

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION

    ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)
             (Continued)


    6.   Statements of Cash Flows

         Supplemental disclosures of cash flow information:

                                                Six Months Ended
                                           June 30,         June 30,
                                            1999             1998

         Interest received . . . . . . .  $  23,879        $   50,950
         Interest paid . . . . . . . . .  $ 453,466        $  448,079
         Income taxes paid . . . . . . .  $ 950,342        $  928,238

    7.   Accounts Receivable

         At June 30, 1999, the Company had $2,143,178 of trade accounts receivable due from the major U.S. automotive manufacturers and $4,094,936 of trade accounts receivable due from hearing aid manufacturers. The Company also had $11,372,890 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION

    ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)
             (Continued)

    8.   Earnings (Loss) Per Share

         The following table sets forth the computation of basic and diluted earnings (loss) per share:
                                            For the Three Months
                                            Ended June 30, 1999

                                     Income        Shares      Per Share
                                   Numerator     Denominator     Amount

    Basic Earnings Per Share

      Income available to
       common shareholders         $    31,575     5,219,313   $    0.01
                                                               =========

    Effect Of Dilutive Securities

      Stock options                                  12,252
                                   ------------------------


    Diluted Earnings Per Share     $   31,575     5,231,565    $    0.01
                                   =====================================

                                            For the Six Months
                                           Ended June 30, 1999
                                     Income        Shares      Per Share
                                   Numerator     Denominator     Amount

    Basic (Loss) Per Share

      (Loss) available to
       common shareholders         $ (322,524)    5,235,458    $   (0.06)
                                                               =========

    Effect Of Dilutive Securities

      Stock options                                     --
                                   -----------------------


    Diluted (Loss) Per Share      $ (322,524)    5,235,458    $   (0.06)
                                   =====================================

                           SELAS CORPORATION OF AMERICA


    9. Business Segment Information

       The company has three operating segments. The Company is engaged in providing engineered heat technology equipment and services to industries throughout the world, the manufacture of precision medical and electronic products and the manufacture of original equipment for light trucks and vans. The results of operations and assets of these segments are prepared on the same basis as the condensed consolidated financial statements for the six months ended June 30, 1999 and 1998 and the consolidated financial statements included in the 1998 Form 10-K.
       The Company's reportable segments reflect separately managed, strategic business units that provide different products and services, and for which financial information is separately prepared and monitored.



    Segments
                                            Tire
                                           Holders,     Precision
                                           Lifts and    Medical and
    For The Six Months          Heat       Related      Electronic
    Ended June 30, 1999      Technology    Products       Products     Total



    Sales, net              $22,330,989   $9,459,926   $17,653,297 $49,444,212
                            ==================================================

    Net income (loss)       $(1,354,531)  $  594,158   $   437,849 $  (322,524)
                            ==================================================

    Depreciation and
      amortization          $   369,559   $  105,672   $ 1,535,292 $ 2,010,523
                            ==================================================

    Property, plant and
      equipment additions   $   467,369   $   74,580   $ 1,648,815 $ 2,190,764
                            ==================================================

    Total assets            $38,792,052   $6,619,057   $37,947,681 $83,358,790
                            ==================================================

                            SELAS CORPORATION OF AMERICA

                                                Segments

                                            Tire
                                           Holders,     Precision
                                           Lifts and    Medical and
    For The Six Months          Heat       Related      Electronic
    Ended June 30, 1998      Technology    Products       Products     Total



    Sales, net             $20,804,554   $8,390,004   $17,893,804  $47,088,362
                            ==================================================

    Net income             $   950,667   $  499,093   $   875,366 $  2,325,126
                            ==================================================

    Depreciation and
      amortization         $   297,864   $  108,432   $ 1,442,265 $  1,848,561
                            ==================================================

    Property, plant and
      equipment additions  $   171,145   $  110,122   $ 1,101,518 $  1,382,785
                             ==================================================

    Total assets           $43,687,356   $6,587,459   $34,696,514  $84,971,329
                            ==================================================

                        SELAS CORPORATION OF AMERICA
                       PART I - FINANCIAL INFORMATION

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations

    Consolidated net sales increased to $25.4 million and $49.4 million for the three and six months ended June 30, 1999 compared to $25.2 million and $47.1 million for the same periods ended June 30, 1998. Net sales for the heat technology segment decreased slightly to $11.6 million for the three months ended June 30, 1999 compared to $12 million for the same period in 1998 and increased to $22.3 million for the six months ended June 30, 1999 compared to sales of $20.8 million in 1998. The increase in sales in 1999 is due to several large engineered contracts nearing completion offset by decreased spare and replacement part sales. Sales and earnings of large engineered contracts are recognized on the percentage-of-completion method and generally require more than twelve months to complete. Consolidated backlog for the heat technology segment increased to $38.5 million at June 30, 1999 compared to $32.2 million for the same period in 1998. Sales for the Company's precision medical and electronic products segment decreased to $8.9 million and $17.6 million for the three and six month periods ended June 30, 1999 compared to $9.2 million and $17.9 million for the same periods in 1998. Sales to hearing health customers decreased compared to 1998 due to the down conditions in this market, offset by increased revenue from RTI Technologies PTE LTD, the Singapore company acquired in October, 1998. Sales of RTI Electronics were lower in 1999 compared to 1998 due to increased price competition and the Asian economic situation, slightly offset by sales of IMB Electronics Products, which was acquired in May, 1998. Net sales of the tire holders, lifts and related products segment increased for the three and six months ended June 30, 1999 to $4.9 million and $9.5 million compared to $3.9 million and $8.4 million for the same periods in 1998. The increase in revenue is due to higher tire lift sales to the Company's automotive customers.

    The Company's gross profit margin as a percentage-of-sales decreased to 19.6% and 19.3% for the three and six month periods ended June 30, 1999 compared to 25.8% and 25% for the same periods in 1998. Gross profit margins for the heat technology segment decreased to 9.6% and 11% for the three and six months ended June 30, 1999 compared to 21.3% for the same periods in 1998. Heat technology gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions relating to the project. The gross profit margins for 1999 were impacted by revenue recognized on several large engineered contracts whose margins were not as profitable as contracts completed in 1998 and reduced sales of spare and replacement parts, which generally have higher profit margins. Gross profit margins for the precision medical and electronic products segment decreased to 29.8% and 29.7% for the three and six months ended June 30, 1999 compared to 32.1% and 31.6% for the same periods in 1998. The lower margins in 1999 are partially attributable to the mix of sales between the periods as precision components, precision systems, plastic and electronic products have varying profit margins. Also impacting the margins in 1999 were the costs relating to combining the production operations of RTI Electronics and IMB Electronics, Inc. into one facility. Gross profit margins for the tire holders, lifts and related products segment decreased to 21.2% and 19.5% for the three and six months ended June 30, 1999 compared to 24.9% and 20.3% for the same periods in

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Continued)

    1998. The margins in 1998 are higher primarily because of a refund of excess insurance premiums during the second quarter of 1998.

    Selling, general and administrative expenses (SG&A) decreased slightly for the three months ended June 30, 1999 to $4.4 million compared to $4.7 million for the same period in 1998, while SG&A for the six month periods ended June 30, 1999 and 1998 remained constant at $8.9 million. The slight decrease for the quarter results from cost reductions in certain areas of the Company's operations.

    Interest expense for the three and six months ended June 30, 1999 was $233,000 and $495,000 compared to $305,000 and $542,000 for the same periods in 1998. The decrease in expense is due to lower average borrowings during the current year. Interest income for the second quarter of 1999 increased slightly to $18,000 compared to $12,000 for the same period in 1998, while it decreased to $41,000 from $47,000 for the six month periods ended June 30, 1999 and 1998. The slight decline for six months is due to lower balances available for investment.

    Other income (expense) includes losses on foreign exchange of $133,000 and $296,000 for the three and six months ended June 30, 1999 compared to losses of $49,000 for the 1998 second quarter and gains of $7,000 for 1998 year to date.

    Consolidated income taxes (benefit) for the six month periods ended June 30, 1999 and 1998 are $73,000 and $(64,000) which result in effective tax rates of 29.3% and (2.8%), respectively. The rate of tax in relation to pre-tax loss in 1999 results from tax benefits from certain foreign net operating losses which could not be utilized for income tax purposes. The rate of tax benefit in relation to pre-tax income in 1998 is low because the Company reduced the valuation allowance applied against deferred tax benefits associated with domestic postretirement benefit obligations by $724,512 and against certain domestic employee pension plan obligations by $33,694. The Company had determined that it is more likely than not that the $758,206 of deferred tax assets will be realized.

    Consolidated operations for the three and six month periods ended June 30, 1999 resulted in net income of $32,000 for the second quarter of 1999 and a net loss of $323,000 for the six months then ended compared with net income of $1,766,000 and $2,325,000 for the same periods in 1998. The decrease in 1999 is attributable to lower profit margins on certain contracts and other products, losses on foreign currency exchange and lower tax benefits on operating losses not available for utilization. The earnings for 1998 were favorably impacted by a reduction in the valuation allowance of deferred income tax assets which resulted in a tax benefit for the quarter and year-to-date of approximately $750,000.

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Continued)

    Liquidity and Capital Resources

    Consolidated net working capital decreased to $13.9 million at June 30, 1999 from $17.2 million at December 31, 1998. The decrease is primarily attributable to the net loss year-to-date, purchases of property and equipment, pay-down of long-term debt, payment of dividends and purchase of treasury stock. The major changes in components of working capital for the six months were lower accounts receivable of $4 million, increased notes payable of $1.3 million, lower accounts payable of $.8 million, increased customer advance payments of $1.7 million, lower guaranteed obligations of $1 million and decreased accrued liabilities of $.8 million. These changes relate to the ongoing operations of the Company year-to-date.

    In June, 1999, the Company refinanced existing mortgage debt of $900,000 with a commercial bank. The original mortgage was assumed at the date of acquisition of Resistance Technology, Inc. (RTI) and was secured by certain land and building of RTI. The refinanced debt is payable in monthly installments of $7,500, excluding interest, and is set to mature on July 1, 2004. The mortgage carries an interest rate at the Market Index London Interbank Offered Rate (LIBOR) plus 1.25%. The agreement is subject to the same financial reporting requirements and maintenance of certain financial ratios as the Company's other term loan agreements with the commercial bank.

    The Company has completed a program during the second quarter of 1999 designed to remediate all of the Company's significant computer systems that were not Year 2000 compliant. The program was divided into three major components: (1) identification of all information technology systems ("IT Systems") and non-information technology systems ("Non-IT Systems") that were not Year 2000 compliant; (2) repair or replacement of the identified non-compliant systems; and (3) testing of the repaired or replaced systems. All three parts have been completed for both in-house and commercially developed IT Systems. However, the Company will continue to monitor and evaluate the impact of any other Year 2000 issues on its operations.

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

    Actual costs associated with implementation of the Company's Year 2000 program are expected to be insignificant to the Company's operations and financial condition. Costs of $200,000, primarily for software and outside services, have been or are expected to be incurred. As of June 30, 1999, $170,000 of costs have been expended.

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

    The Financial Accounting Standards Board (FASB) has issued Statements of Financial Accounting Standard (SFAS) No. 137, Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" and SFAS No. 135, "Recision of FASB Statement No. 75 and Technical Corrections." SFAS No. 137 delays the effective date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including derivative instruments embedded in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. SFAS No. 135 provides technical corrections to some 29 accounting pronouncements. It is effective for fiscal years ending after February 15, 1999.
    Management has not yet determined the impact that the adoption of these statements may have on earnings, financial condition and liquidity of the Company. The Company plans to adopt SFAS No. 133 by January 1, 2001 and SFAS No. 135 by December 31, 1999, respectively, as permitted by these accounting standards.

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

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION



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

                        SELAS CORPORATION OF AMERICA

                         PART II - OTHER INFORMATION

    ITEM 1.  Legal Proceedings

    See Note 5 to the Consolidated Financial Statements.


    ITEM 4.  Submission of Matters to a Vote of Security Holders

    The 1999 Annual Meeting of Shareholders of the Company was held on April 20, 1999.

    At the 1999 Annual Meeting:

           (i) Messrs. John H. Austin, Jr. and Ralph R. Whitney, Jr. were re-elected to the Board of Directors of the Company for terms expiring at the 2002 Annual Meeting. In such election, 3,966,651 votes were cast for Mr. Austin and 3,979,020 votes were cast for Mr. Whitney. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed at the 1999 Annual Meeting by the holders of 418,507 shares withheld authority to vote for Mr. Austin and those filed by the holders of 406,138 shares withheld authority to vote for Mr. Whitney. No "broker nonvotes" were received at the 1999 Annual Meeting with respect to the election of directors;

           (ii) 4,373,239 shares were voted in favor of ratifying the appointment of KPMG LLP as the Company's auditors for 1999 and 6,219 shares were voted against such proposal. Proxies filed at the 1999 Annual Meeting by the holders of 5,700 shares instructed the proxy holders to abstain from voting on such proposal. No "broker nonvotes" were received at the 1999 Annual Meeting with respect to this proposal.

    ITEM 6.  Exhibits and Reports on Form 8-K

    (a)  The following Exhibit is filed with this report.

         Amendment to Amended and Restated Credit Agreement dated June 30,
    1999.

    (b) Reports on Form 8-K - There were no reports on Form 8-K filed for the six months ended June 30, 1999.

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


                                           SELAS CORPORATION OF AMERICA
                                                  (Registrant)





    Date:   August 6, 1999                   /s/Francis A. Toczylowski
                                            Francis A. Toczylowski
                                            Vice President and Treasurer





                    AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT


               THIS AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT ("AMENDMENT" together with all amendments and modifications hereto, this "AGREEMENT"), dated as of June 30, 1999, is by and among FIRST UNION NATIONAL BANK, a national banking association, with an office at Broad and Walnut Streets, Philadelphia, Pennsylvania 19109 (the "BANK"), SELAS CORPORATION OF AMERICA, a Pennsylvania business corporation with offices located at 2034 Limekiln Pike, Dresher, Pennsylvania 19025 ("SELAS" or "BORROWER"), DEUER MANUFACTURING, INC., an Ohio business corporation with offices located at 2985 Springboro West, Dayton, Ohio 45439 ("DEUER"), RESISTANCE TECHNOLOGY, INC., a Minnesota business corporation with offices located at 1260 Red Fox Road, Arden Hills, Minnesota 55112 ("RTI"), RTI EXPORT, INC., a Barbados corporation with offices located at c/o 2034 Limekiln Pike, Dresher, Pennsylvania 19025 ("RTIE") and RTI ELECTRONICS, INC., a Delaware corporation with offices located at 1800 Via Burton Street, Anaheim, California 92806 ("RTI ELECTRONICS", and together with Deuer, RTI and RTIE, the "GUARANTORS").

                                       BACKGROUND

               .    The Bank, the Borrower and the Guarantors entered into
          that certain Amended and Restated Credit Agreement dated as of July 31, 1998 (as so amended, the "CREDIT AGREEMENT"), pursuant to which the Bank agreed to make available to Selas, a revolving credit facility in a maximum principal amount of $4,000,000 in addition to the existing term loans referred to therein (collectively, the "EXISTING LOANS").

               .    The Existing Loans are evidenced by the following
          promissory notes of the Borrower: (a) a Term Note A dated as of October 20, 1993 in the original principal amount of $11,550,000,
          (b) a Term Note C dated as of February 21, 1997 in the original principal amount of $3,500,000, and (c) Amended and Restated Revolving Credit Note dated as of July 31, 1998 in the principal amount of $4,000,000 (collectively, the "EXISTING NOTES").

               .    The Credit Agreement, the Existing Notes, and all of the
          documents, instruments and agreements executed and delivered in connection therewith, together with all amendments and modifications thereto, shall be referred to hereinafter as the "LOAN DOCUMENTS."

               .    The Bank, the Borrower and the Guarantors, pursuant to
          the terms hereof, wish to amend certain of the terms of the Loan Documents.

               NOW, THEREFORE, incorporating the foregoing Background herein by reference and for other good and valuable consideration, the receipt and legal sufficiency of which is hereby acknowledged, and intending to be legally bound hereby, the parties agree as follows:

               .    DEFINED TERMS.  Terms used herein which are capitalized
          but not defined herein shall have the meanings ascribed to such terms in the Credit Agreement.

               .    AMENDMENTS.

                    (a) Section 1.1 of the Credit Agreement is hereby amended by adding the following defined terms which shall appear in alphabetical order:
          "RTI Mortgage" shall mean that certain Mortgage, Security Agreement and Fixture Financing Statement dated June 30, 1999
          (together with all amendments and modifications thereto) covering the Minnesota Real Property as security for RTI's obligations to the Bank under this Agreement and the RTI Guaranty."

                         "Term Loan D" means the term loan made pursuant to
                    Section 2.1(c) of this Agreement.

                         "Term Note D" means the promissory note of Borrower
                    dated June 30, 1999 payable to the order of the Bank in the principal amount of $900,000.00, in the form of Exhibit A attached to the Amendment to this Agreement dated as of June 30, 1999, to be delivered to the Bank by Selas pursuant to Section 5(b) of such Amendment, as such Note may be amended, modified, extended or restated from time to time.

                    (b)The definition of "RTI Security Documents" which appeared in the Background Section of the Credit Agreement is hereby added to Section 1.1 of the Credit Agreement as follows:

          "RTI Collateral Security Documents" shall mean collectively the RTI Collateral Security Documents described in Section C3 of the Background section of this Agreement, together with the RTI Mortgage.

                    (c)Section 1.1 of the Credit Agreement is hereby amended by amending and restating the following defined terms as follows:

                         "Term Loans" means Term Loan A, Term Loan C and Term
                    Loan D.

                         "Term Notes" means Term Note A, Term Note C and Term
                    Note D.

                    (d) Section 2.1 of the Credit Agreement is hereby amended by adding the following new subsection (c) after subsection (b):

                         (c) Term Loan D. On the date of the Amendment to this Agreement dated as of June 30, 1999, the Bank will make a term loan to the Borrower in the principal amount of $900,000.00 ("TERM LOAN D"). Any amounts of Term Loan D that are repaid or prepaid may not be reborrowed hereunder.

                    (e) Section 2.2 of the Credit Agreement is hereby amended by adding new subsection 2.2.1 after Section 2.2:

                         2.2.1 Term Loan D. The indebtedness of Borrower under Term Loan D shall be evidenced by Term Note D.

                    (f) Section 2.3 of the Credit Agreement is hereby amended by adding the following new subsection 2.3.1 after Section 2.3:

                         2.3.1 Term Loan D. Funds advanced under Term Loan D shall be used by the Borrower to fund advances to RTI to refinance existing debt on the Minnesota Real Property.

                    (g) Section 2.4 of the Credit Agreement is hereby amended by adding the following new subsection (d) after subsection
          (c):

                         (d)  Term Loan D.

                                (i)  Scheduled Payments.  Term Loan D shall
                    be payable in fifty-nine (59) consecutive monthly principal installments of $7,500.00 each, commencing August 1, 1999 and continuing on the first day of each month thereafter, with the final, sixtieth (60th) installment of the remaining principal balance of Term Loan D, together with all interest accrued thereon and all fees and costs payable in connection therewith, due and payable on July 1, 2004.

                                 (ii)  Optional Prepayments. The Borrower may
                    prepay Term Loan D in whole at any time or in part from time to time; provided, however, that (A) any such prepayment shall be applied to the outstanding principal of Term Loan D in the inverse order of maturity of the installments thereof, and (B) any such prepayment shall be accompanied by any additional payment required to compensate the Bank for any loss, cost or expense incurred as a result of such prepayment as provided in
                    Section 2.14 hereof and any amount due in connection with the termination of any Swap Agreement entered into for purposes of hedging Term Loan D.

                                (iii)  Swap Agreements.  Any prepayment of
                    Term Loan D shall not release the obligations of the Borrower under any Swap Agreement.


          (h) Section 2.5 of the Credit Agreement is hereby amended by adding the following new subsection (d) after subsection (c):

                         (d) Term Loan D. In the absence of an Event of Default or Default hereunder, the outstanding principal balance of Term Loan D shall continue to bear interest at the LIBOR Market Index Rate plus 125 basis points (1.25%), payable by the Borrower monthly on the first day of each month and upon the maturity of Term Loan D. Interest will be calculated on the basis of a 360-day year and the actual number of days elapsed.

          and the references in the former subsection (d) (which shall be redesignated as subsection (e)) to "subsections (a), (b) and (c)" and "Sections 2.5(a), (b) and (c)" shall be amended to read "subsections (a), (b), (c) and (d)" and "Sections 2.5(a), (b),
          (c)and (d)", respectively.

                    (i) Section 4 of the Credit Agreement is amended by adding the following as new Section 4.23 after Section 4.22:

          4.23 YEAR 2000. The Borrower and the Guarantors each have reviewed the areas within their respective businesses and operations which could be adversely affected by, and have developed or are developing a program to address on a timely basis the risk that certain computer applications used by the Borrower and/or the Guarantors may be unable to recognize and perform properly date-sensitive functions involving dates prior to and after December 31, 1999 (the "YEAR 2000 PROBLEM"). The Year 2000 Problem is not reasonably expected to result in any material adverse effect on the business, properties, assets, financial condition, results of operations or prospects of the Borrower and/or the Guarantors, or the ability of the Borrower and/or the Guarantors to duly and punctually pay or perform its obligations hereunder and under the other Loan Documents.

          (j) Section 6.15 of the Credit Agreement is amended and restated as follows:

                    6.15 CONSOLIDATED TANGIBLE CAPITAL FUNDS. Maintain, as of each June 30 and December 31, Consolidated Tangible Capital Funds for the Borrower and its Consolidated Subsidiaries of not less than $23,713,339.00, increasing semiannually commencing as of June 30, 1999 and on each June 30 and December 31 thereafter, on a cumulative basis, by an amount equal to (i) sixty percent (60%) of consolidated net income (as determined in accordance with GAAP) for the preceding semiannual period, with no reduction for losses accrued during any such semiannual period; and (ii) sixty percent (60%) of the aggregate amount of contributions to capital during such semiannual period. The Borrower and Guarantors acknowledge that $23,713,339.00 was the Consolidated Tangible Capital Funds minimum as of December 31, 1998 and that the first increase will be on June 30, 1999.

               3. ADDITIONAL COLLATERAL. The RTI Mortgage shall be considered Additional Collateral for the Loans as required by
          Section 6.11(i) of the Credit Agreement.

               4. FACILITY FEE. On the date of execution of this Agreement, the Borrower shall pay to the Bank a nonrefundable facility fee (the "FACILITY FEE") equal to one-quarter percent (0.25%) of the principal amount of Term Loan D.

               5. CONDITIONS PRECEDENT. The effectiveness of this Agreement and the Bank's obligations hereunder are conditioned upon the satisfaction of the following conditions precedent:

                    ()   The Borrower and Guarantors shall have delivered to
          the Bank this Agreement, duly executed by Borrower and each of the Guarantors.

                    ()   The Borrower shall have delivered to the Bank Term
          Note D, dated as of the date hereof, duly executed by the Borrower;

                    (c) RTI shall have delivered to the Bank the RTI Mortgage, dated as of the date hereof, duly executed by RTI in recordable form;

                    (d) The Borrower or RTI shall have delivered to the Bank a title insurance policy in form and substance satisfactory to the Bank with respect to the Minnesota Real Property;

                    (e) The Bank shall have received an opinion of counsel from Drinker Biddle & Reath, counsel for the Borrower and Guarantors, in form and substance satisfactory to the Bank and its counsel;

                    (f) The Borrower shall have paid the Facility Fee to the Bank;

                    (g) All proceedings required to be taken by the Borrower and Guarantors in connection with the transactions contemplated by this Agreement shall be satisfactory in form and substance to the Bank and its counsel, and the Bank shall have received all such counterpart originals or certified or other copies of such documents as the Bank may reasonably request;

                    (h) The Borrower and Guarantors shall have executed and delivered to the Bank such other documents, instruments and agreements as the Bank may reasonably request.

               6. REPRESENTATIONS, WARRANTIES AND COVENANTS. In order to induce the Bank to enter into this Agreement, the Borrower and Guarantors each hereby represent, warrant and covenant to the Bank as follows:

                    ()   The representations and warranties contained in the
          Loan Documents are true and correct on and as of the date of this Agreement and, after giving effect hereto, no Event of Default (other than those that have been waived in writing by the Bank) will be in existence or will occur as a result of giving effect hereto.

                    ()   The execution, delivery and performance of this
          Agreement will not violate any provision of any law or regulation or of any writ or decree of any court or governmental instrumentality, of the Borrower's or of any of the Guarantors' certificate or articles of incorporation, by-laws or other similar organizational documents.

                    ()   The Borrower and each of the Guarantors have the
          power to execute, deliver and perform this Agreement and each of the documents, instruments and agreements to be executed and/or delivered in connection herewith and have taken all necessary action to authorize the execution, delivery and performance of this Agreement and each of the documents, instruments and agreements executed and/or delivered in connection herewith and the performance of the Credit Agreement as amended hereby.

                    ()   The execution, delivery and performance of this
          Agreement and each of the documents, instruments and agreements to be executed and/or delivered in connection herewith does not require the consent of any other party or the consent, license, approval or authorization of, or registration or declaration with, any governmental body, authority, bureau or agency and the Loan Documents, this Agreement and each of the documents, instruments and agreements executed and/or delivered in connection herewith constitute legal, valid and binding obligations of the Borrower and each of the Guarantors, enforceable in accordance with their respective terms, subject to bankruptcy, insolvency, reorganization and other laws of general applicability relating to or affecting creditors' rights and except as enforcement may be subject to general equitable principles.

               7. REAFFIRMATION BY BORROWERS AND GUARANTORS. Except as amended hereby, all of the terms, covenants and conditions of the Credit Agreement and each of the other Loan Documents (INCLUDING, BUT NOT LIMITED TO, PROVISIONS RELATING TO ANY AUTHORITY GRANTED TO THE BANK TO CONFESS JUDGMENT AGAINST THE BORROWER, GUARANTORS, OR ANY OF THEM, AND ANY WAIVER OF THE RIGHT TO TRIAL BY JURY) are ratified, reaffirmed and confirmed and shall continue in full force and effect as therein written and are not intended to be reenacted as of the above date, but rather to be effective as of the original date of such documents. The Borrower and each of the Guarantors hereby reaffirm and ratify all of the terms, covenants, and conditions contained in each of their respective guarantees and confirms that such guarantees are binding and enforceable against the parties thereto as if such guarantees had been executed as of the date hereof. The Borrowers and each Guarantor hereby acknowledge and agree that the term "Obligations," as defined in their respective Security Agreements and Guaranty and Suretyship Agreements (and, as to RTI, its Patent and Trademark Security Agreement), includes all of the obligations of Borrower under Term Note D and all of their respective obligations under the Loan Documents as amended by this Amendment.

               8. BINDING EFFECT. This Agreement shall be binding upon and inure to the benefit of the Borrower, the Guarantors and the Bank and their respective heirs, executors, administrators, successors and assigns; provided, however, that the Borrower and/or the Guarantors may not assign any of their rights, nor delegate any of their obligations, under this Agreement without the prior written consent of the Bank and any purported assignment or delegation absent such consent shall be void.

               9. COUNTERPARTS; EFFECTIVENESS. This Agreement may be executed in any number of counterparts and by the different parties on separate counterparts. Each such counterpart shall be deemed to be an original, but all such counterparts shall together constitute one and the same agreement. This Agreement shall be deemed to have been executed and delivered when the Bank has received counterparts hereof executed by all parties listed on the signature page(s) hereto.

               10. AMENDMENT AND WAIVER. No amendment of this Agreement, and no waiver of any one or more of the provisions hereof shall be effective unless set forth in a writing and signed by the parties hereto.

               11. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the internal laws of the Commonwealth of Pennsylvania

               12. SEVERABILITY. Any provision of this Agreement that is held to be inoperative, unenforceable, voidable or invalid in any jurisdiction shall, as to that jurisdiction, be ineffective, unenforceable, void or invalid without affecting the remaining provisions in that or any other jurisdiction, and to this end the provisions of this Agreement are declared to be severable.

               13. JUDICIAL PROCEEDINGS. Each party to this Agreement agrees that any suit, action or proceeding, whether claim or counterclaim, brought or instituted by any party hereto or any successor or assign of any party, on or with respect to this Agreement, the documents, instruments and agreements executed in connection herewith, the Loan Documents or the dealings of the parties with respect hereto and thereto, shall be tried only by a court and not by a jury. EACH PARTY HEREBY KNOWINGLY, VOLUNTARILY AND INTENTIONALLY WAIVES ANY RIGHT TO A TRIAL BY JURY IN ANY SUCH SUIT, ACTION OR PROCEEDING. Further, each party waives any right it may have to claim or recover, in any such suit, action or proceeding, any special, exemplary, punitive or consequential damages or damages other than, or in addition to, actual damages. THE BORROWER AND THE GUARANTORS ACKNOWLEDGE AND AGREE THAT THIS
          SECTION IS A SPECIFIC AND MATERIAL ASPECT OF THIS AGREEMENT AND THAT THE BANK WOULD NOT ENTER INTO THIS AGREEMENT IF THE WAIVERS SET FORTH IN THIS SECTION WERE NOT A PART OF THIS AGREEMENT.

               14. EXPENSES. The Borrower agrees to pay all reasonable costs and expenses of the Bank, including without limitation the costs incurred by the Bank for regulatory compliance audits, environmental investigations, reasonable fees and costs of its legal counsel, filing and recording costs, and other expenses incurred in connection with the preparation, execution and delivery of this Agreement and the transactions contemplated hereby.

                             SIGNATURES BEGIN ON NEXT PAGE


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



                                        DEUER MANUFACTURING, INC.
          Attest:


          By:                           By:
          Name:                              Name:
          Title:                             Title:


                                        RESISTANCE TECHNOLOGY, INC.
          Attest:


          By:                           By:
          Name:                              Name:
          Title:                             Title:


                                        RTI EXPORT, INC.
          Attest:


          By:                           By:
          Name:                              Name:
          Title:                             Title:






                                        RTI ELECTRONICS, INC.
          Attest:


          By:                           By:
          Name:                              Name:
          Title:                             Title:


                                        FIRST UNION NATIONAL BANK


                                        By:
                                        Name:
                                        Title:

          EXHIBIT "A"

                                      TERM NOTE D