Form 10-Q
period 1999-09-30
SELAS CORP OF AMERICA
filed 1999-11-12
CIK 88790

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                                FORM 10-Q


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

 FOR THE PERIOD ENDED            SEPTEMBER 30, 1999

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


             CLASS                     OUTSTANDING AT OCTOBER 28, 1999
 COMMON SHARES, $1.00 PAR VALUE        5,140,914 (exclusive of 494,054
                                              treasury shares)

                      SELAS CORPORATION OF AMERICA


                               I N D E X

                                                            Page
                                                           Number
 PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

          Consolidated Balance Sheets as of
          September 30, 1999 and December 31, 1998 . . . . .  3, 4

          Consolidated Statements of Operations for the
          Three Months Ended September 30, 1999
          and 1998   . . . . . . . . . . . . . . . . . . . .  5

          Consolidated Statements of Operations for the
          Nine Months Ended September 30, 1999 and 1998. . .  6

          Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30,
          1999 and 1998  . . . . . . . . . . . . . . . . . .  7

          Consolidated Statement of Shareholders' Equity
          for the Nine Months Ended September 30, 1999 . . .  8

          Notes to Consolidated Financial Statements   . . .  9, 10, 11,
                                                              12,13, 14


       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations   . . . . . . . . . . . . . . . .  15,16,17,
                                                              18,19


       Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk . . . . . . . . . . . . .   19


 PART II - OTHER INFORMATION



       Item 6.  Exhibits and Reports on Form 8-K   . . . . .  20

                         SELAS CORPORATION OF AMERICA

                         Consolidated Balance Sheets
                                   Assets

                                            September 30,     December 31,
                                                1999              1998
                                            (Unaudited)       (Audited)
 Current assets

   Cash, including cash equivalents of
     $2,383,000 in 1999 and $313,000
     in 1998  . . . . . . . . . . . . . .   $ 3,487,329      $ 2,784,284

   Accounts receivable (including unbilled
     receivables of $9,772,000 in 1999
     and $3,898,000 in 1998, less allowance
     for doubtful accounts of $1,198,000 in
     1999 and $1,994,000 in 1998) . . . .    28,804,350       30,494,933

   Inventories  . . . . . . . . . . . . .    12,544,618       12,628,623

   Deferred income taxes  . . . . . . . .     2,643,775        3,603,701

   Other current assets . . . . . . . . .     2,369,661        1,332,135

       Total current assets . . . . . . .    49,849,733       50,843,676

 Investment in unconsolidated affiliate .       505,276          538,913

 Property, plant and equipment

   Land   . . . . . . . . . . . . . . . .     1,032,307        1,077,522

   Buildings .  . . . . . . . . . . . . .    11,688,743       12,129,811

   Machinery and equipment .  . . . . . .    28,744,146       25,788,736

                                             41,465,196       38,996,069

   Less:  Accumulated depreciation  . . .    22,038,425       20,038,177

     Net property, plant and equipment  .    19,426,771       18,957,892

 Excess of cost over net assets of acquired
   subsidiaries less accumulated amortization
   of $2,982,000 and $2,452,000 . . . . .    16,325,801       16,813,073

 Other assets including patents, less
   amortization . . . . . . . . . . . . .       718,071          627,009

                                            $86,825,652      $87,780,563
                                            ===========      ===========

      See accompanying notes to the consolidated financial statements.

                           SELAS CORPORATION OF AMERICA

                           Consolidated Balance Sheets
                      Liabilities and Shareholders' Equity

                                            September 30,     December 31,
                                               1999              1998
                                            (Unaudited)       (Audited)
 Current liabilities

  Notes payable . . . . . . . . . . . . . . $ 8,619,044      $ 4,701,279

  Current maturities of long-term debt  . .   2,428,930        3,178,241

  Accounts payable  . . . . . . . . . . . .  12,562,015       15,410,642

  Federal, state and foreign income taxes .     717,596          838,634

  Customers' advance payments on contracts    3,720,536          697,270

  Guarantee obligations and estimated
   costs of service . . . . . . . . . . .     1,439,704        2,294,889

  Other accrued liabilities . . . . . . .     6,315,987        6,512,016

       Total current liabilities  . . . .    35,803,812       33,632,971

 Long-term debt   . . . . . . . . . . . .     4,203,877        6,265,720

 Other postretirement benefit obligations     4,142,740        4,096,057

 Deferred income taxes. . . . . . . . . .        61,755          157,575

 Contingencies and commitments

 Shareholders' equity

  Common shares, $1 par; 10,000,000 shares
   authorized; 5,634,968 and 5,615,081
   shares issued, respectively. . . . . .     5,634,968        5,615,081

  Additional paid-in capital  . . . . . .    12,012,541       11,941,498

  Retained earnings . . . . . . . . . . .    25,914,241       25,797,823

  Accumulated other comprehensive income        139,965          655,775

  Less:  482,504 and 363,564 common shares,
          respectively, held in treasury,
          at cost                            (1,088,247)        (381,937)

       Total shareholders' equity   . . .    42,613,468       43,628,240

                                            $86,825,652      $87,780,563
                                            ===========      ===========

         See accompanying notes to the consolidated financial statements.

                         SELAS CORPORATION OF AMERICA

                    Consolidated Statements of Operations
                                  (Unaudited)



                                           Three Months Ended
                                      September 30,     September 30,
                                          1999              1998

 Sales, net                           $26,165,501       $25,202,822

 Operating costs and expenses
   Cost of sales                       20,163,995        19,420,092
   Selling, general and
     administrative expenses            3,963,309         4,382,623

 Operating income                       2,038,197         1,400,107

 Interest (expense)                      (254,155)         (298,873)
 Interest income                            2,083            34,477
 Other income (expense), net               90,701           314,575

 Income before income taxes             1,876,826         1,450,286

 Income taxes                             734,721           532,503

 Net income                           $ 1,142,105       $   917,783
                                      ===========       ===========

 Earnings per share

   Basic                                     $.22              $.18

   Diluted                                   $.22              $.17

 Average shares outstanding

   Basic                                5,175,000         5,228,000

   Diluted                              5,184,000         5,308,000


 Comprehensive income                 $ 1,268,526       $ 1,538,995
                                      ===========       ===========


     See accompanying notes to the consolidated financial statements.

                       SELAS CORPORATION OF AMERICA

                  Consolidated Statements of Operations
                                (Unaudited)


                                             Nine Months Ended
                                      September 30,    September 30,
                                          1999              1998

 Sales, net                           $75,609,713       $72,291,184

 Operating costs and expenses
   Cost of sales                       60,124,069        54,765,344
   Selling, general and
     administrative expenses           12,908,906        13,314,715

 Operating income                       2,576,738         4,211,125

 Interest (expense)                      (749,343)         (841,114)
 Interest income                           42,758            82,154
 Other income (expense), net             (242,637)          258,979

 Income before income taxes             1,627,516         3,711,144

 Income taxes                             807,935           468,235

 Net income                           $   819,581       $ 3,242,909
                                      ===========       ===========


 Earnings per share

   Basic                                     $.16              $.62

   Diluted                                   $.16              $.61

 Average shares outstanding

   Basic                                5,215,000         5,227,000

   Diluted                              5,227,000         5,315,000


 Comprehensive income                 $   303,771       $ 3,801,110
                                      ===========       ===========


     See accompanying notes to the consolidated financial statements.


                                    -7-
                         SELAS CORPORATION OF AMERICA

                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                               Nine Months Ended
                                         September 30,   September 30,
                                             1999            1998
 Cash flows from operating activities:
  Net income . . . . . . . . . . . . .   $   819,581     $ 3,242,909
  Adjustments to reconcile net income to
   net cash provided (used) by operating
    activities:
   Depreciation and amortization . . .     3,033,964       2,794,372
   Equity in (income) loss of uncon-
    solidated affiliate  . . . . . . .        19,161            (946)
   (Gain) on sale of property and
    equipment    . . . . . . . . . . .        (3,417)           (905)
   Deferred taxes  . . . . . . . . . .       741,526        (576,420)
   Changes in operating assets and liabilities:
     Decrease in accounts receivable .     1,057,013       2,001,507
    (Increase) in inventories . . . . .     (108,097)     (2,658,561)
    (Increase) decrease in other assets   (1,014,424)          6,199
    (Decrease) in accounts payable  . .   (1,408,697)     (1,248,454)
    (Decrease) in accrued expenses  . .   (1,616,577)     (1,838,257)
     Increase in customer advances  . .    3,095,021          23,033
     Increase (decrease) in other
       liabilities . .                       (14,287)          3,042
        Net cash provided by
        operating activities  . . . . .    4,600,767       1,747,519
 Cash flows from investing activities:
  Purchases of property, plant and
   equipment  . . . . . . . . . . . . .   (3,321,098)     (2,680,254)
  Proceeds from sale of property, plant
   and equipment .  . . . . . . . . . .        3,417           5,900
  Acquisition of subsidiary companies,
   net of cash acquired . . . . . . . .       (5,388)     (1,748,568)
  Receipt of dividend from uncon-
   solidated affiliate                        14,476            --
        Net cash (used) by investing
        activities    . . . . . . . . .   (3,308,593)     (4,422,922)
 Cash flows from financing activities:
  Proceeds from short-term bank
   borrowings                              3,464,274       3,956,107
  Proceeds from long-term borrowings       1,015,251            --
  Proceeds from borrowings to acquire
   subsidiary company . . . . . . . . .         --         2,495,840
  Repayments of short-term bank
   borrowings . . . . . . . . . . . . .      (10,774)           --
  Repayments of long-term debt  . . . .   (3,548,206)     (2,201,731)
  Proceeds from exercise of stock
   options  . . . . . . . . . . . . . .       83,541          10,196
  Payment of dividends  . . . . . . . .     (703,163)       (705,634)
  Purchase of treasury stock  . . . . .     (706,310)           --
        Net cash provided (used) by
        financing facilities  . . . . .     (405,387)      3,554,778
 Effect of exchange rate changes on
  cash  . . . . . . . . . . . . . . . .     (183,740)        263,402
 Net increase in cash and cash
  equivalents . . . . . . . . . . . . .      703,047       1,142,777
 Cash and cash equivalents, beginning of
  period  . . . . . . . . . . . . . . .    2,784,282       3,034,903
 Cash and cash equivalents, end of
  period  . . . . . . . . . . . . . . .  $ 3,487,329     $ 4,177,680
                                         ===========     ===========

   See accompanying notes to the consolidated financial statements.


                                        -8-
                           SELAS CORPORATION OF AMERICA

                    Consolidated Statement of Shareholders' Equity
                         Nine Months Ended September 30, 1999
                                    (Unaudited)

                                   Common Stock              Additional
                              Number of                       Paid-In
                               Shares          Amount         Capital
 Balance, January 1, 1999     5,615,081      $5,615,081     $11,941,498
 Net income
 Exercise of stock options       19,887          19,887          71,043
 Cash dividends paid
   ($.135 per share)
 Foreign currency translation
   (loss)
 Comprehensive income
 Purchase of 118,940
   treasury shares

 Balance, September 30, 1999  5,634,968      $5,634,968     $12,012,541
                              =========      ==========     ===========

                                             Accumulated
                                                Other
                                Retained     Comprehensive  Comprehensive
                                Earnings        Income         Income
 Balance, January 1, 1999     $25,797,823    $  655,775
 Net income                       819,581                   $  819,581
 Exercise of stock options
 Cash dividends paid
   ($.135 per share)             (703,163)
 Foreign currency translation
   (loss)                                      (515,810)      (515,810)
 Comprehensive income                                       $  303,771
                                                            ==========
 Purchase of 118,940
   treasury shares
 Balance, September 30, 1999  $25,914,241    $  139,965
                              ===========    ==========

                                                Total
                                 Treasury    Shareholders'
                                  Stock         Equity
 Balance, January 1, 1999     $  (381,937)   $43,628,240
 Net income                                      819,581
 Exercise of stock options                        90,930
 Cash dividends paid
   ($.135 per share)                            (703,163)
 Foreign currency translation
   (loss)                                       (515,810)
 Comprehensive income
 Purchase of 118,940
   treasury shares               (706,310)      (706,310)

 Balance,  September 30, 1999 $(1,088,247)   $42,613,468
                              ===========    ===========

   See accompanying notes to the consolidated financial statements.

                           SELAS CORPORATION OF AMERICA

                          PART I - FINANCIAL INFORMATION

 ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

 1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of September 30, 1999 and December 31, 1998, and the consolidated results of its operations for the three and nine months ended September 30, 1999 and 1998 and consolidated statements of shareholders' equity and cash flows for the nine months then ended. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

 2. The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the 1998 Selas Corporation of America Annual Report.

 3.  Inventories consist of the following:

                                      September 30,   December 31,
                                          1999            1998

       Raw material                   $ 3,330,726     $ 3,418,891
       Work-in-process                  5,023,182       4,286,566
       Finished products and
         components                     4,190,710       4,923,166

                      Total           $12,544,618     $12,628,623
                                      ===========     ===========

 4.   Income Taxes

      Consolidated income taxes for the nine month periods ended September 30, 1999 and 1998 are $808,000 and $468,000 which result in effective tax rates of 49.6% and 12.6%, respectively. The rate of tax in relation to pre-tax income in 1999 is high because tax benefits from certain foreign net operating losses could not be utilized for income tax purposes. The rate of tax in relation to pre-tax income in 1998 is low because the Company reduced the valuation allowance applied against deferred tax benefits associated with domestic postretirement benefit obligations by $724,512 and against certain domestic employee pension plan obligations by $33,694. The Company had determined that it is more likely than not that the $758,206 of deferred tax assets will be realized.

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

 6.   Statements of Cash Flows

      Supplemental disclosures of cash flow information:

                                               Nine Months Ended
                                         September 30,    September 30,
                                            1999              1998

      Interest received . . . . . . .    $   42,897       $  121,974
      Interest paid . . . . . . . . .    $  652,030       $  433,791
      Income taxes paid . . . . . . .    $  942,920       $  867,942

                     SELAS CORPORATION OF AMERICA

                    PART I - FINANCIAL INFORMATION

 ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)-
          (Continued)

 7. Accounts Receivable

    At September 30, 1999, the Company had $2,588,955 of trade accounts receivable due from major U.S. automotive manufacturers and $3,814,649 of trade accounts receivable due from hearing aid manufacturers. The Company also had $10,240,527 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.

                     SELAS CORPORATION OF AMERICA

                    PART I - FINANCIAL INFORMATION

 ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)
          (Continued)

 8.   Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:
                                         For the Three Months
                                      Ended September 30, 1999

                                  Income        Shares      Per Share
                                Numerator     Denominator     Amount

 Basic Earnings Per Share

   Income available to
    common shareholders         $ 1,142,105     5,174,987        $.22
                                                            =========

 Effect Of Dilutive Securities

   Stock options                                    8,931

 Diluted Earnings Per Share     $ 1,142,105     5,183,918        $.22
                                =====================================



                                         For the Nine Months
                                      Ended September 30, 1999

                                  Income        Shares      Per Share
                                Numerator     Denominator     Amount

 Basic Earnings Per Share

   Income available to
    common shareholders         $  819,581     5,215,084         $.16
                                                            =========

 Effect Of Dilutive Securities

 Stock options                                    12,018

 Diluted Earnings Per Share     $  819,581     5,227,102         $.16
                                =====================================

                        SELAS CORPORATION OF AMERICA

 9. Business Segment Information

    The company has three operating segments. The Company is engaged in providing engineered heat technology equipment and services to industries throughout the world, the manufacture of precision medical and electronic products and the manufacture of original equipment for light trucks and vans. The results of operations and assets of these segments are prepared on the same basis as the condensed consolidated financial statements for the nine months ended September 30, 1999 and
    1998  and  the consolidated  financial statements included  in the  1998
    Form 10-K.

    The Company's reportable segments reflect separately managed, strategic business units that provide different products and services, and for which financial information is separately prepared and monitored.



                                             Segments
                                         Tire
                                        Holders,     Precision
 For The Nine Months                    Lifts and    Medical and
 Ended September 30,         Heat       Related      Electronic
        1999              Technology    Products       Products     Total


 Sales, net               $34,918,251   $14,057,631  $26,633,831 $75,609,713
                          ==================================================

 Net income (loss)        $(1,101,841)  $   931,241  $   990,181 $   819,581
                          ==================================================

 Depreciation and
   amortization           $   559,012   $   158,508  $ 2,316,444 $ 3,033,964
                          ==================================================

 Property, plant and
   equipment additions    $   675,808   $    86,066  $ 2,559,224 $ 3,321,098
                          ==================================================

 Total assets             $41,936,567   $ 7,029,533  $37,859,552 $86,825,652
                          ==================================================

                         SELAS CORPORATION OF AMERICA

                                             Segments
                                         Tire
                                        Holders,     Precision
 For the Nine Months                    Lifts and    Medical and
 Ended September 30,         Heat       Related      Electronic
        1998              Technology    Products       Products     Total

 Sales, net               $32,929,852   $11,966,672  $27,394,660 $72,291,184
                          ==================================================

 Net income               $ 1,298,639   $   648,483  $ 1,295,787 $ 3,242,909
                          ==================================================

 Depreciation and
   amortization           $   462,555   $   162,648  $ 2,169,169 $ 2,794,372
                          ==================================================

 Property, plant and
   equipment additions    $   225,003   $   149,133  $ 2,306,118 $ 2,680,254
                          ==================================================

 Total assets             $45,755,366   $ 7,442,207  $35,698,310 $88,895,883
                          ==================================================

                      SELAS CORPORATION OF AMERICA

                     PART I - FINANCIAL INFORMATION


 ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

 Consolidated net sales increased to $26.1 million and $75.6 million for the three and nine months ended September 30, 1999 compared to $25.2 million and $72.3 million for the same periods ended September 30, 1998. Net sales for the heat technology segment increased to $12.6 million and $34.9 million for the three and nine month periods ended September 30, 1999 compared to $12.1 million and $32.9 million for the same periods in 1998. The increase in sales in 1999 is due to several large engineered contracts nearing completion and higher revenues generated by CFR, the French subsidiary acquired in 1998, partially offset by decreased spare and
 replacement part sales.   Sales and earnings of large  engineered contracts
 are recognized on the percentage-of-completion method and generally require
 more than twelve  months to complete.   Consolidated backlog  for the  heat
 technology  segment  increased to  $39.8  million  at  September  30,  1999
 compared to  $26.4 million  for the  same period  in 1998.   Sales for  the
 Company's precision medical and electronic products segment decreased to $8.9 million and $26.6 million for the three and nine month periods ended September 30, 1999 compared to $9.5 million and $27.4 million for the same
 periods in 1998.   Sales to hearing health  customers decreased compared to
 1998 due to the unfavorable conditions in this market, offset by increased revenue from RTI Technologies PTE LTD, the Singapore company acquired in October, 1998. Sales of RTI Electronics were lower in 1999 compared to 1998 due to increased price competition and the Asian economic situation, slightly offset by sales related to IMB Electronic Products, which was acquired in May, 1998 and merged with RTI Electronics as of the beginning of 1999. Net sales of the tire holders, lifts and related products segment increased for the three and nine months ended September 30, 1999 to $4.6 million and $14.1 million compared to $3.6 and $12 million for the same
 periods in 1998.   The increase in revenue is due to higher  tire lift sales
 to the Company's automotive customers.

 The Company's gross profit margin as a percentage of sales remained constant at 23% for the three month periods ended September 30, 1999 and 1998 and decreased to 20.6% from 24.3% for the nine month periods then ended. Gross profit margins for the heat technology segment decreased to 17.3% and 13.2% for the three and nine month periods ended September 30, 1999 compared to 20% and 20.9% for the same periods in 1998. Heat technology gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions related to the project. The gross profit margins for 1999 were impacted by revenue recognized on several large engineered contracts whose margins were not as profitable as contracts completed in 1998, and reduced sales of spare and replacement parts, which generally have higher profit margins. Gross profit margins for the precision medical and electronic products

                      SELAS CORPORATION OF AMERICA

                     PART I - FINANCIAL INFORMATION

 ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

 segment increased to 31.9% from 28.5% for the three months ended September 30, 1999 and 1998, while margins remained essentially the same at 30.4% and 30.5% for the nine month periods then ended. The change in margins for the three and nine month periods in 1999 compared to 1998 are partially attributable to the implementation of cost reduction programs within the segment offset by the decrease in sales in 1999. Also impacting the margins in 1999 are costs relating to the combination of the RTI Electronic and IMB Electronics Products operations into one facility, and the mix of sales between the periods as precision components, precision systems, plastic and electronic products have varying profit margins. Gross profit margins for the tire holders, lifts and related products segment increased to 21.2% and 20% for the three and nine months ended September 30, 1999 compared to 18.7% and 19.8% for the same periods in 1998. The improved gross profit margins are due to increased units sold and improved manufacturing efficiencies.

 Selling, general and administrative expenses (SG&A) decreased to $4 million and $12.9 million for the three and nine months ended September 30, 1999 compared to expenses of $4.4 million and $13.3 million for the same periods in 1998. The decrease results from cost reductions in certain areas of the Company's operations.

 Interest expense for the three and nine months ended September 30, 1999 was $254,000 and $749,000 compared to $299,000 and $841,000 for the same periods in 1998. The decrease in expense is due to lower average borrowings during the current year. Interest income for the three and nine month periods ended September 30, 1999 decreased to $2,000 and $43,000 compared to $34,000 and $82,000 for the same periods in 1998. The decline in income is due to lower balances available for investment.

 Other income (expense) includes exchange gains of $114,000 for the third quarter and exchange losses of $182,000 for the nine months ended September 30, 1999 compared to exchange gains of $215,000 and $222,000 for those respective periods in 1998.

 Consolidated income taxes for the nine month periods ended September 30, 1999 and 1998 are $808,000 and $468,000 which result in effective tax rates of 49.6% and 12.6%, respectively. The rate of tax in relation to pre-tax income in 1999 is high because tax benefits from certain foreign net operating losses could not be utilized for income tax purposes. The rate of tax in relation to pre-tax income in 1998 is low because the Company reduced the valuation allowance applied against deferred tax benefits associated with domestic postretirement benefit obligations by $724,512 and against certain domestic employee pension plan obligations by $33,694. The Company had determined that it is more likely than not that the $758,206 of deferred tax assets will be realized.

                      SELAS CORPORATION OF AMERICA

                     PART I - FINANCIAL INFORMATION


 ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

 Consolidated operations for the three and nine months ended September 30, 1999 produced net income of $1,142,000 and $820,000, respectively, compared with net income of $918,000 and $3,243,000 for the same periods in 1998. The increase in net income for the third quarter 1999 is attributable in part to higher sales and lower SG&A expenses. The decrease in net income for 1999 year-to-date results from lower profit margins on certain contracts and products, losses on foreign currency exchange and lower tax benefits on operating losses not available for utilization. The earnings for 1998 were favorably impacted by a reduction in the valuation allowance of deferred income tax assets which resulted in a tax benefit of approximately $750,000.

 Liquidity and Capital Resources

 Consolidated net working capital decreased to $14 million at September 30, 1999 from $17.2 million at December 31, 1998. The decrease is primarily due to purchases of property and equipment, paydown of long-term debt, payment of dividends and purchase of treasury stock. The major changes in the components of working capital for the nine months were increased cash of $.7 million, decreased accounts receivable of $1.7 million, increased notes payable of $3.9 million, lower accounts payable of $2.8 million and higher customer advances of $3 million. These changes relate to the ongoing operations of the Company year-to-date.

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

 Actual costs associated with implementation of the Company's Year 2000 program are expected to be insignificant to the Company's operations and financial condition. Costs of $200,000, primarily for software and outside services, have been or are expected to be incurred. As of September 30, 1999, $170,000 of costs have been expended.

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

                     SELAS CORPORATION OF AMERICA

                    PART I - FINANCIAL INFORMATION

 ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

 During the first quarter of 1999, the Company implemented a program to repurchase up to 250,000 shares of its common stock, which at the time represented approximately 5% of its total shares outstanding. The shares have been purchased from time to time on the open market during the year. As of September 30, 1999, the Company has repurchased a total of 118,940 shares of its common stock.

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

                     SELAS CORPORATION OF AMERICA

                      PART II - OTHER INFORMATION




 ITEM 6.  Exhibits and Reports on Form 8-K


 (a) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the quarter for which this report is filed.



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


                                     SELAS CORPORATION OF AMERICA
                                          (Registrant)






 Date:  November 12, 1999
                                          Francis A. Toczylowski
                                       Vice President and Treasurer









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