Form 10-K
period 1999-12-31
SELAS CORP OF AMERICA
filed 2000-03-29
CIK 88790

UNITED STATES
                           SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C.  20549
                                       FORM 10-K
      (Mark One)
      (X)          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934
                       For the fiscal year ended December 31, 1999
                                           OR
      ( )       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

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

      The aggregate market value, as of March 9, 2000, of the voting stock held by non-affiliates of the registrant was approximately $26,906,324 (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

      At March 9, 2000, there were 5,125,014 of the Company's common shares outstanding (exclusive of 509,954 treasury shares).

                          DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the Company's 1999 annual report to shareholders are incorporated by reference into Part II of this report. Portions of the Company's proxy statement for the 2000 annual meeting of shareholders are incorporated by reference into Part III of this report. Except for the parts of such documents that have been specifically incorporated herein by reference, such documents shall not be deemed "filed" for the purposes of this report.

                                     PART I

      ITEM 1.  Business

      Selas Corporation of America (together with its subsidiaries, unless the context otherwise requires, referred to herein as the "Company",) was incorporated in Pennsylvania in 1930. The Company is a diversified firm with international operations and sales that engages in the design, development, engineering and manufacturing of a range of products. The Company, headquartered in Dresher, Pennsylvania with subsidiaries in Minnesota, Ohio, California, England, France, Germany, Italy, Portugal and Singapore (and a 50% joint venture in Japan), operates directly or through subsidiaries in three business segments.

      Under the SelasTM   name, the Heat Technology segment designs and
      manufactures specialized industrial heat technology systems and equipment for steel, glass and other manufacturers worldwide. The Company's Precision Miniature Medical and Electronic Products segment designs and manufactures microminiature components and molded plastic parts for hearing instrument manufacturers and the medical equipment, electronics, telecommunications and computer industries. The Company's Tire Holders, Lifts and Related Products segment manufactures products, primarily based on cable winch designs, for use as original equipment by the pick-up truck and minivan segment of the automotive industry.

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

      CUSTOM-ENGINEERED FURNACES

      Products and Industries Served. The Company designs specialized furnaces for use primarily in the steel and glass industries worldwide. The furnaces are engineered to subject a customer's products to carefully controlled heating and cooling processes in order to improve the physical characteristics of those products. Each furnace is custom-engineered by the Company to meet the customer's specific requirements. The Company
      believes that the Selas TM   name, its reputation for quality and its
      leadership in the design and engineering of direct gas-fired heat processing furnaces are important factors in its business. The Company also offers gas-fired radiant tube and electric heating technology for heat processing furnaces.

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

      The Company's furnaces for the glass industry are used for the tempering, bending and etching of glass. The glass tempering process toughens glass plate through a controlled process of heating and cooling. Glass manufacturers use the Company's glass bending furnaces to heat and bend plate glass for automotive and architectural uses. Other furnaces are designed to harden and etch glass and ceramic tableware.

      From time to time, the Company also designs various other specialized furnaces for use by manufacturers in a variety of industries to suit particular process requirements. For example, over the years the Company has engineered large barrel line furnaces used for the continuous heat treatment of steel pipe, tube or bar.

      Marketing and Competition. The Company markets its custom-engineered furnaces on a global basis. Marketing personnel are located at the Company's offices in Dresher, Paris, Ratingen, Derbyshire, Milan, Leiria, Lyon, and at the offices of its 50%-owned affiliate, Nippon Selas Co., Ltd., in Tokyo. Over the years, the Company has installed custom-engineered systems in Europe, North America, South America, Asia, Australia and Africa. In a particular period, a single contract may account for a large percentage of sales, but the Company is not dependent on any custom-engineered systems customer on an ongoing basis.

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

      Operations. The Company's custom-engineered furnace business is conducted principally by its wholly-owned subsidiaries, Selas S.A. (Paris), CFR, S.A. (Paris), Ermat S.A. (Lyon), Selas Waermetechnik GmbH (Ratingen), Selas Italiana, S.r.L. (Milan), Selas U.K. (Derbyshire), and
      CFR Portugal (Leiria).   These subsidiaries currently employ
      approximately 183 persons, of whom 23 are administrative personnel, 31 are fabrication and assembly personnel, and 129 are sales, engineering and operations personnel. A small number of engineering and marketing management personnel located at the Company's Dresher, Pennsylvania headquarters facility are also involved from time to time in the custom-engineered furnace business.

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

      On January 12, 2000, the Company's wholly-owned subsidiary, Selas S.A., acquired the stock of Ermat S.A., a Lyon, France firm engaged in the engineered industrial furnace business. This acquisition was made to complement the Company's existing heat technology operations in Europe, particularly the custom-engineered furnace business. Ermat engineers and designs batch and continuous furnaces that are used for heat treating both ferrous and non-ferrous metals. The Company believes that Ermat enjoys a good reputation in the French market for engineered industrial furnaces. Ermat's sales have been primarily in France, although Ermat has some sales in other European countries. Ermat does have several European competitors for the products offered and some of its competitors are larger and have greater financial resources.

      At its facilities in Lyon, France, Ermat employs approximately 24 full-time employees, of whom 2 are executive and administrative personnel and 22 are sales and engineering personnel.

      Certain information regarding the acquisition of the Ermat business is set forth in note 2 to the Company's consolidated financial statements.

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

      The Company furnishes many industries with gas combustion control equipment sold both as component parts and as systems that have been custom-engineered to meet a particular customer's needs. This equipment is provided with the Company's original custom-engineered and standard heat treating equipment, as replacement or additional components for existing furnaces being refurbished or upgraded, and as original components for heat treating equipment manufactured by others. The components of the combustion control systems include mixing valves capable of mixing gas and air and controlling the air/gas ratio, pressure and total flow of the mixed gases. The Company also produces its Qual-O-Rimeter TM automated monitoring and control device used in conjunction with its mixing valves to maintain precise, uniform heat release and flame shape, despite fluctuations in fuel mix and quality, air temperature and humidity.

      Additional combustion control products include Flo-Scope TM flow meters, which measure the rate of flow of gases, and automatic fire checks and automatic blowouts, which arrest flame and pressure resulting from backfire from the burners into the pipe line.

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

      Operations. At its Dresher facility, the Company employs approximately 66 persons, of whom 18 are executive and administrative personnel, 16 are sales and engineering personnel and 32 are personnel engaged in manufacturing. The hourly personnel are represented by a union, and the current union contract expires May 16, 2001. The Company considers its relations with its employees to be satisfactory.

      The principal components used in the Company's heat processing equipment and other products are steel, special castings (including high-alloy materials), electrical and electronic controls and materials handling equipment. These items are available from a wide range of independent suppliers.

      Research and Development. The Company conducts research and development activities at its Dresher facility to support its heat processing services and products. The Company's research efforts are designed to develop new products and technology as well as to improve existing products and technology. The Company also conducts research on behalf of particular customers in connection with customers' unusual process needs. Research and development expenditures for heat processing aggregated $38,000, $77,000 and $120,000 in 1999, 1998, 1997, respectively.

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

               PRECISION MINIATURE MEDICAL AND ELECTRONIC PRODUCTS

      Resistance Technology, Inc. ("RTI"), a wholly-owned subsidiary, manufactures microminiature components and molded plastic parts for hearing instrument manufacturers and the medical equipment, electronics,
      telecommunications and computer industries.   RTI Electronics, Inc.
      ("RTIE"), formed in 1997, has expanded RTI's microminiature components business through the manufacture of electrical resistors known as thermistors and film capacitors.

      Products and Industries Served. RTI is a leading manufacturer and supplier of microminiature electromechanical components to hearing instrument manufacturers. These components consist of volume controls, trimmer potentiometers and switches. RTI also manufactures hybrid amplifiers and integrated circuit components ("hybrid amplifiers"), along with faceplates for in-the-ear and in-the-canal hearing instruments. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer's individualized specifications. Sales to hearing instrument manufacturers represented approximately 65% of 1999 annual net sales for the Company's precision miniature medical and electronic products business.

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

      The potential range of applications for RTI's molded plastic parts is broad. RTI has produced intravenous flow restrictors for a medical instruments manufacturer and cellular telephone battery sockets for a telecommunications equipment manufacturer. Sales by RTI to industries other than the hearing instrument industry represented approximately 15% of 1999 annual net sales for the Company's precision miniature medical and electronic products business.

      RTI manufactures its components on a short lead-time basis in order to supply "just-in-time" delivery to its customers. Due to the short lead-time, the Company does not include orders from RTI's customers in its published backlog figures.

      RTIE manufactures and sells thermistors and thermistor assemblies, which are solid state devices that produce precise changes in electrical resistance as a function of any change in absolute body temperature. RTIE's Surge-Gard TM product line, an inrush current limiting device used primarily in computer power supplies, represents approximately 50% of RTIE's sales. The balance of sales represent various industrial, commercial and military sales for thermistor and thermistor assemblies to domestic and international markets.

      RTIE's principal raw materials are plastics, various metal oxide powders and silver paste, for which there are multiple sources of supply.

      In order to enhance its product line offering, RTI made several strategic acquisitions in 1998. These acquisitions bolster RTI's and RTIE's precision miniature mechanical and electronic products.

      On May 27, 1998, RTI Electronics acquired the stock of IMB Electronics Products, Inc., a manufacturer of film capacitors, which are energy storage devices used primarily to resist changes in voltage. The film capacitor business represents a product line addition for the power and computer industries which RTIE serves. Effective January 1, 1999, IMB Electronics Products, Inc. was merged into RTIE.




                                        -9

      ITEM 1.  Business - (Continued)

      On October 28, 1998, a newly formed subsidiary of RTI, RTI Technologies PTE LTD acquired certain assets and liabilities of Lectret, a manufacturer of microphone capsules. The acquisition expands RTI's product capability in the hearing health market by adding a microphone product line.

      Certain information regarding the acquisition of the IMB and RTI Technologies PTE LTD businesses is set forth in note 2 to the Company's Consolidated Financial Statements.

      Marketing and Competition. RTI sells its hearing instrument components directly to domestic hearing instrument manufacturers through an internal sales force. Sales of molded plastic parts to industries other than hearing instrument manufacturers are made through a combination of independent sales representatives and internal sales force. In recent years, three companies have accounted for a substantial portion of the U.S. hearing instrument sales. In 1999, these three customers accounted for approximately 28% of RTI's net sales.

      Internationally, sales representatives employed by Resistance Technology, GmbH ("RT, GmbH"), a German company 90% of whose capital stock is owned by RTI, solicit sales from European hearing instrument manufacturers and facilitate sales with Japanese and Australian hearing instrument markets.

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

      Operations. RTI currently employs 240 people, of whom 47 are executive and administrative personnel and 193 are sales, engineering and operations personnel at RTI's two facilities near Minneapolis, Minnesota. A small number of sales personnel employed by RT, GmbH are located in Munich, Germany and RTI Technologies employs 42 people at its Singapore location.

      At its facilities in Anaheim, California, RTIE employs 103 full-time employees, of which 7 are administrative and 96 are sales and operations personnel.

      As a supplier of parts for consumer and medical products, RTI is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

      Research and Development. RTI and RTIE conduct research and development activities primarily to improve its existing products and technology. Their research and development expenditures were $964,000, $1,290,000 and $1,154,000 in 1999, 1998 and 1997, respectively.

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

      Products and Industries Served. Deuer is a leading supplier of spare tire holders used on light trucks and mini-vans manufactured by the major domestic automotive manufacturers. Deuer's spare tire holder holds the spare tire to the underbody of the vehicle by means of a steel cable running to the underside of the vehicle's frame. One end of the steel cable is attached to a hub placed through the center of the spare tire's rim, and the other end is attached to a hand-operated winch mounted at an accessible location on the vehicle. The spare tire holding system permits the spare tire to be stored in a remote location and to be easily removed without the need to crawl under the vehicle. During 1999, sales of spare tire holders accounted for approximately 92% of Deuer's net sales.

      Deuer also produces a variety of hand-operated hoist-pullers, using primarily a cable winch design, sold under the Mini-Mule TM brand name. These products, which retail from $30 to $60, are portable hand winches designed for a variety of uses, such as pulling objects, rigging loads and installing fencing. Deuer furnishes these hoist-pullers in a variety of sizes and capacities. It also manufactures accessories for use with the products, including slings, clamps, blocks and gantries.

      Deuer manufactures products on a short lead time basis in order to furnish "just-in-time" delivery to its automotive customers. Because of the substantial variances between manufacturers' estimated and actual requirements, the Company does not include blanket order commitments from automotive manufacturers in its published backlog figures.

      Marketing and Competition. Deuer sells its spare tire holders directly to domestic automotive manufacturers. Deuer's spare tire holders are sold to Chrysler Corporation, General Motors, Toyota, Ford Motor Company, New United Motor Manufacturing, Inc. and Mobile Home Manufacturers. The design and quality of Deuer's spare tire holders have been recognized by its major customers. The Company sells its hoist-pullers through a network of distributors as well as directly to some large retail outlets.

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

      Operations. At its Dayton facility, Deuer employs 36 executive and administrative personnel and approximately 154 manufacturing employees. Some of the manufacturing employees are represented by a union, and the current union contract expires in October 2002. Deuer considers its relations with its employees to be satisfactory.

      Deuer's principal raw material is coil rolled steel and metal cable which is widely available. Deuer also conducts research and development activities which consist of the development of new products and technology and the modification of existing products. Deuer's research and development expenditures aggregated $258,000, $239,000 and $253,000 in 1999, 1998 and 1997, respectively.

      As a consumer products manufacturer, Deuer is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

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

      Selas Italiana S.r.L., the Company's Italian subsidiary, Selas Waermetechnik GmbH, the Company's German subsidiary and Selas UK, the Company's United Kingdom subsidiary, lease facilities in Milan, Italy, Ratingen, Germany, and Derbyshire, UK, respectively. The Milan and Derbyshire facilities are comprised of engineering, sales and administrative offices with the leases expiring in October 2001 and a month to month basis, respectively. The Ratingen facilities are used for sales, administrative and engineering activities and assembly of small furnaces and furnace components, with the lease expiring February, 2001. Resistance Technology, GmbH, leases office space in Munich, Germany, on a year-to-year basis, for its sales personnel. Management expects to be able to extend these leases.

      RTI Technologies PTE LTD leases a building in Singapore which houses its production facilities and administrative offices. The building contains 6,000 square feet and its lease expires June, 2001.

      CFR leases facilities in Paris and Maisse, both in France. The facilities in Paris house engineering, sales and administrative operations and has 10,000 square feet. The Maisse facility is 40,000 square feet and houses CFR's fabrication and assembly operations. The Paris lease expires January, 2003 and the Maisse lease expires February, 2001, each with two three-year optional renewal terms. Management expects to be able to extend these leases. CFR Portugal leases a building in Leiria, Portugal which houses its fabrication facilities and administrative offices.

      ITEM 3.  Legal Proceedings

      The Company is a defendant along with a number of other parties in approximately 200 lawsuits as of December 31, 1999 (150 as of December 31, 1998) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company.
      The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management is of the opinion that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

      In 1995, a dispute which was submitted to arbitration, arose under a contract between a customer and a subsidiary of the Company. Substantial claims were asserted against the subsidiary Company under the terms of the contract. The Company recorded revenue of approximately $1,400,000 in 1994. In June, 1998, the arbitrator found in favor of the customer. The Company has refused to recognize the validity of the arbitration proceedings and decision and believes it is entitled to a new hearing before an international or French tribunal. The Company believes that the disposition of this claim will not materially affect the Company's consolidated financial position or results of operations.

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



      ITEM 4.  Submission of Matters to a Vote of Security Holders

                None

      ITEM 4A.  Executive Officers of the Company

      The names, ages and offices (as of February 25, 2000) of the Company's officers were as follows:

           Name                  Age              Office

      Stephen F. Ryan            64        Chairman, President and
                                           Chief Executive Officer;
                                           Director of the Company

      Christian Bailliart        51        Vice President and Chairman-
                                           Director Generale of Selas S.A.

      James C. Deuer             71        Vice President and President
                                           of Deuer Manufacturing, Inc.

      Mark S. Gorder             53        Vice President and President
                                           of Resistance Technology, Inc.;
                                           Director of the Company

      Robert W. Ross             51        Vice President and Secretary and
                                           President Heat Technology Group

      Francis A. Toczylowski     49        Vice President and Treasurer

      Mr. Ryan joined the Company in May 1988, as President and Chief Executive Officer. In December, 1998, he was elected Chairman of the Board of Directors. Mr. Bailliart joined Selas S.A. in 1974 and in 1989 he was promoted to Chairman-Director Generale of Selas S.A. from Vice President, Treasurer. On January 1, 1993 he was elected Vice President of the Company. Mr. Deuer joined the Company as President of Deuer Manufacturing when it was acquired in May, 1986 and was promoted to Vice President of the Company and President of Deuer Manufacturing in December, 1990. From 1965 to 1986 he was President of Deuer Manufacturing. Mr. Gorder joined the Company October 20, 1993 when Resistance Technology, Inc. (RTI) was acquired. Prior to the acquisition, Mr. Gorder was President and one of the founders of RTI, which began operations in 1977. Mr. Gorder was promoted to Vice President of the Company and elected to the Board of Directors in 1996. Mr. Ross joined the Company in October 1990 as Vice President - Treasurer, was appointed Chief Financial Officer January 1, 1994 and elected Secretary February 21, 1995. In December, 1998, he was appointed
      President of the Heat Technology Group of the Company.   Mr. Toczylowski
      joined the Company in 1981 and has held several positions in the accounting and finance area, most recently serving as Corporate Controller. In December, 1998, he was elected Vice President and Treasurer.

                                     PART II

      ITEM 5.  Market for Registrant's Common Equity and Related
               Stockholder Matters

      The Company's common shares are listed on the American Stock Exchange. The high and low sale prices during each quarterly period during the past two years were as follows:

      MARKET AND DIVIDEND INFORMATION

                                         1999                  1998
                                        Market                Market
                                     Price Range           Price Range
      QUARTER                      HIGH        LOW       HIGH      LOW
      First   . . . . . . . . . . .8-3/8       4-7/8     12-5/8    9-1/8
      Second  . . . . . . . . . . .7           5-1/8      9-7/8    8-3/4
      Third   . . . . . . . . . . .7           4-1/2      9        6-7/16
      Fourth  . . . . . . . . . . .6-11/16     4-1/4      8-7/16   6-5/8

      At February 8, 2000, the Company had 455 shareholders of record.

                                     1999        1998        1997
      Dividends per share:
        First Quarter               $.045       $.045       $.043
        Second Quarter               .045        .045        .045
        Third Quarter                .045        .045        .045
        Fourth Quarter               .045        .045        .045

      The payment of any future dividends is subject to the discretion of the Board of Directors and is dependent on a number of factors, including the Company's capital requirements, financial condition, financial covenants and cash availability.

      ITEM 6. Selected Financial Data

      Certain selected financial data is incorporated by reference to "Selas Corporation of America Five-Year Summary of Operations", page 4, and "Other Financial Highlights", page 5, of the Company's 1999 annual report to shareholders.

      ITEM 7.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations

      Management's Discussion and Analysis is incorporated by reference to page 6 through 10 of the Company's 1999 annual report to shareholders.

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

      The Company's precision miniature medical and electronics business has benefitted from its ability to automate and keep costs and prices low. There can be no assurance that the Company will be able to continue to achieve such automation and its historical profit margins particularly as the technology of hearing instruments changes and as the business expands into other product lines. The precision miniature medical and electronics business has also been affected by unfavorable conditions in the hearing health market and the impact of the Asian economic situation. The Company is unable to predict with any certainty when these conditions will improve.

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

      Short-term exposures to changing foreign currency exchange rates are occasionally managed by financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of six months or less) to offset the earnings and cash flow impact of the nonfunctional currency denominated receivables and payables relating to select custom engineered heat technology segment contracts. The decision by management to hedge any such transaction is made on a case-by-case basis. Foreign exchange forward contracts are denominated in the same currency as the receivable or payable being covered, and the term and amount of the forward foreign exchange contract substantially mirrors the term and amount of the underlying receivable or payable. The receivables and payables being covered arise from trade and intercompany transactions of and among the Company's foreign subsidiaries. At December 31, 1999 the Company did not have any forward foreign exchange contracts outstanding.

      To manage exposure to interest rate movements and to reduce its borrowing costs, the Company's French subsidiary, Selas S.A., has entered into an interest rate swap agreement. Selas S.A. is exposed to changes in interest rates primarily due to its borrowing activities which are related to long term debt used to finance its office building. The swap agreement requires fixed interest payments based on an effective rate of 8.55% for the remaining term through May, 2006. A 100 (10% adverse change) basis point move in interest rates would affect the Company's floating and fixed rate instruments, including short and long-term debt and derivative instruments, by approximately $41,000 at December 31, 1999. The fair value of the Company's variable rate debt is not significantly different from its recorded amount.

      Swap and forward foreign exchange contracts are entered into for periods consistent with related underlying exposures. The Company does not enter into contracts for speculative purposes and does not use leveraged instruments.

      ITEM 8.  Financial Statements and Supplementary Data

      The Company's consolidated balance sheets as of December 31, 1999 and 1998, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the three years in the period ended December 31, 1999, and the report of independent auditors thereon and the quarterly results of operations (unaudited) for the two year period ended December 31, 1999 are incorporated by reference to pages 11 to 39 of the Company's 1999 annual report to shareholders.


      ITEM 9.  Changes in and Disagreements With Accountants on
               Accounting and Financial Disclosure

               None

                                    PART III



      The information called for by Items 10, 11, 12 and 13 (except the information concerning executive officers included in Item 4A) is incorporated by reference to the Company's definitive proxy statement relating to its 2000 Annual Meeting of Shareholders which the Company filed on March 13, 2000. However, the portions of such proxy statement constituting the report of the Compensation Committee of the Board of Directors and the graph showing performance of the Company's common shares and certain share indices shall not be deemed to be incorporated herein or filed for purposes of the Securities Exchange Act of 1934.

                                     PART IV

      ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
                Form 8-K

                (a) The following documents are filed as a part of this report:

      1. Financial Statements - The Company's consolidated financial statements, as described below, are incorporated by reference to pages 11 through 39 of the Company's 1999 annual report to shareholders.

           Consolidated Balance Sheets at December 31, 1999 and 1998.

           Consolidated Statements of Operations for the years ended December 31, 1999, 1998 and 1997.

           Consolidated Statements of Cash Flows for the years ended December 31, 1999, 1998 and 1997.

           Consolidated Statements of Shareholders' Equity for the years ended December 31, 1999, 1998 and 1997.

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

      4A. Amended and Restated Credit Agreement dated July 31, 1998 among the Company, Deuer Manufacturing, Inc., Resistance Technology, Inc., RTI Export, Inc. and RTI Electronics, Inc. Exhibit 4A to the Company's report on Form 10-Q for the nine months ended September 30, 1999 is hereby incorporated by reference.

      4B. Amendment to Amended and Restated Credit Agreement dated June 30, 1999 among the Company, Deuer Manufacturing, Inc., Resistance Technology, Inc., RTI Export, Inc. and RTI Electronics, Inc. The Exhibit to the Company's report on Form 10-Q for the six months ended June 30, 1999 is hereby incorporated by reference.

      4C. Amended and Restated Revolving Credit Note, dated July 31, 1998, of the Company in favor of First Union National Bank. Exhibit 4B to the Company's report on Form 10-Q for the nine months ended September 30, 1999 is hereby incorporated by reference.

      4D. Guaranty dated February, 1998 of the Company in favor of First Union/First Fidelity, N.A. Pennsylvania. Exhibit 4H to the Company's report on Form 10-K for the year ended December 31, 1997 is hereby incorporated by reference.

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

      13.  "Selas  Corporation  of  America Five-Year  Summary  of  Operations"
           contained on page 4 of the Company's 1999 annual report to shareholders; "Other Financial Highlights" contained on page 5 of the Company's 1999 annual report to shareholders; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 6-10 of the Company's 1999 annual report to shareholders; and the Company's consolidated financial statements, including the "Notes to Consolidated Financial Statements" and the "Report of Independent Auditors" contained on pages 11-39 of the Company's 1999 annual report to shareholders.

      ITEM 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K - (Continued)


      21.  List of significant subsidiaries of the Company.

      23.  Consent of Independent Auditors.

      24.  Powers of Attorney.

           (b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended December 31, 1999.

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULES







      The Board of Directors and Shareholders
      Selas Corporation of America:

      Under date of February 21, 2000, we reported on the consolidated balance sheets of Selas Corporation of America and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999, as contained in the 1999 annual report to shareholders. These consolidated financial statements and our reports thereon are incorporated by reference in the annual report on
      Form 10-K for the year 1999. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index (Item 14). These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

      In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth herein.




                                               /s/ KPMG LLP

                                                   KPMG LLP


      Philadelphia, Pennsylvania
      February 21, 2000




                                         -25-
                                                             SCHEDULE I



                SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                    Condensed Financial Information of Registrant
                                   Balance Sheets
                             December 31, 1999 and 1998


      ASSETS                                         1999            1998

      Current assets:

        Cash                                     $   138,392     $    70,837

        Accounts receivable (including
          $4,450,272 and $5,862,697 due from
          subsidiaries in 1999 and 1998,
          respectively, eliminated in con-
          solidation), less allowance for doubt-
          ful accounts of $10,000 in both years    5,572,399       8,892,207

        Inventories, at cost                       2,838,870       3,509,970

        Prepaid expenses and other current
          assets                                     843,583       1,592,723

              Total current assets                 9,393,244      14,065,737


      Investment in wholly-owned subsidiaries     56,453,522      53,697,350

      Property and equipment, at cost              5,895,517       5,897,016

      Less:  accumulated depreciation             (4,861,481)     (4,713,782)

                                                   1,034,036       1,183,234
      Other assets and investment in
        unconsolidated affiliate                   2,633,198       2,394,617

               Total Assets                      $69,514,000     $71,340,938
                                                 ===========     ===========




                                         -26-

                                                             SCHEDULE I


               SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                    Condensed Financial Information of Registrant
                                   Balance Sheets
                              December 31, 1999 and 1998


      LIABILITIES AND SHAREHOLDERS' EQUITY           1999            1998

      Current liabilities:

        Notes payable and current maturities
          of long-term debt                      $ 5,119,933     $ 4,441,554

        Accounts payable (including $14,478,429
          and $13,503,551 due to subsidiaries
          in 1999 and 1998, respectively,
          eliminated in consolidation)            15,216,623      14,531,749

        Accrued expenses                           1,596,112       2,806,974

            Total current liabilities             21,932,668      21,780,277

      Long-term debt                                 816,667       2,170,024

      Other postretirement benefit obligations     3,561,574       3,535,050

      Deferred income taxes                          180,167         227,347

      Contingencies and commitments

      Shareholders' equity
        Common stock                               5,634,968       5,615,081

        Retained earnings and other equity        38,590,726      38,395,096

        Less:  504,854 and 363,564 common shares
               held in treasury, at cost          (1,202,770)       (381,937)

           Total shareholders' equity             43,022,924      43,628,240

           Total Liabilities and
           Shareholders' Equity                  $69,514,000     $71,340,938
                                                 ===========     ===========





          See accompanying notes to the consolidated financial statements.

                                          -27-

                                                                    SCHEDULE I

                  SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                      Condensed Financial Information of Registrant
                                Statements of Operations
                      Years Ended December 31, 1999, 1998 and 1997


                                         1999            1998          1997


      Sales, net                     $ 7,640,167     $13,431,912    $24,187,052

      Add back:  license fees and
        corporate charges paid by
        subsidiaries, eliminated in
        consolidation                  1,013,208         805,796        618,366

                                       8,653,375      14,237,708     24,805,418

      Costs and expenses:

        Cost of goods sold             4,805,422       9,582,358     19,344,767

        Selling, general and adminis-
          trative expenses             4,413,178       3,761,810      4,458,784

        Rent and depreciation            372,942         360,801        375,156

                                       9,591,542      13,704,969     24,178,707

      Income (loss) before income taxes
        (benefits) and equity in
        net income of subsidiaries      (938,167)        532,739        626,711

      Provision for income taxes
        (benefits)                      (241,315)       (753,789)        45,295


      Income (loss) before equity in
        net income of subsidiaries      (696,852)      1,286,528        581,416

      Equity in net income of
        subsidiaries                   2,426,012       2,322,994      3,805,793



            Net income               $ 1,729,160     $ 3,609,522    $ 4,387,209
                                     ===========     ===========    ===========






             See accompanying notes to the consolidated financial statements.



                                           -28-
                                                                     SCHEDULE I

                   SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES
                     Condensed Financial Information of the Registrant
                                 Statements of Cash Flows
                       Years Ended December 31, 1999, 1998 and 1997

                                         1999           1998           1997
      OPERATING ACTIVITIES
        Net income                   $ 1,729,160    $ 3,609,522    $ 4,387,209
        Adjustments to reconcile net
          income to net cash provided
          by operating activities:

            Depreciation and
              amortization               228,979        259,716        251,733
            Other adjustments         (1,900,383)    (3,050,628)    (4,405,561)
            Net changes in operating
              assets and liabilities   3,479,413         57,727      2,507,566

        Net cash provided by operating
          activities                   3,537,169        876,337      2,740,947

      INVESTING ACTIVITIES
        Dividend from unconsolidated
          affiliate                       14,476           --             --
        Acquisition of subsidiary
          company                           --             --       (5,152,840)
        Purchase of property, plant and
          equipment                      (70,377)       (93,415)      (259,787)
        Additional investment in
          subsidiary company          (1,067,140)          --             --

        Net cash (used) by investing
          activities                  (1,123,041)       (93,415)    (5,412,627)

      FINANCING ACTIVITIES
        Proceeds from borrowings used
          to acquire subsidiary             --             --        3,500,000
        Proceeds from exercise of
          stock options                   83,540         10,196        155,519
        Proceeds from short term
          borrowings                   1,901,446      2,091,554           --
        Payment of dividends            (934,302)      (941,954)      (929,685)
        Repayments of long term debt  (2,576,424)    (2,350,000)    (2,521,645)
        Purchase of treasury stock      (820,833)          --             --

        Net cash provided (used) by
          financing activities        (2,346,573)    (1,190,204)       204,189

      Increase (decrease) in cash
        and cash equivalents              67,555       (407,282)    (2,467,491)
      Cash and cash equivalents,
        beginning of year                 70,837        478,119      2,945,610

      Cash and cash equivalents, end
        of year                      $   138,392    $    70,837    $   478,119
                                     ===========    ===========    ===========

             See accompanying notes to the consolidated financial statements.


                                             -29-
                                                                SCHEDULE II

                    SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                              Valuation and Qualifying Accounts
                        Years Ended December 31, 1999, 1998 and 1997

                   Column A             Column B            Column C
                                                           Additions

                                        Balance at    Charged to
                                        Beginning     Costs and
                Classification          of Period     Expenses         Other

      Year ended December 31, 1999:
        Reserve deducted in the balance
          sheet from the asset to which
          it applies:
            Allowance for doubtful
            accounts                    $1,993,733    $  800,812  $(217,768) (a)
                                        ==========    ==========  ==========
            Deferred tax asset valuation
            allowance                   $1,620,162    $ (155,255)
                                        ==========    ==========  ==========
        Reserve not shown elsewhere:
          Reserve for estimated future
            costs of service and
            guarantees                  $2,294,889    $  (22,498) $(131,001) (a)
                                        ==========    ==========  ==========

      Year ended December 31, 1998:
        Reserves deducted in the balance
          sheet from the asset to which
          they apply:
            Allowance for doubtful
            accounts                    $  681,356    $1,324,093   $106,973  (a)
                                        ==========    ==========  =========
            Deferred tax asset valuation
            allowance                   $1,696,824    $  (76,662)
                                        ==========    ==========  =========

       Reserve not shown elsewhere:
          Reserve for estimated future
            costs of service and
            guarantees                  $2,705,293    $  355,013    $51,393  (a)
                                        ==========    ==========  ==========

      Year ended December 31, 1997:
        Reserve deducted in the balance
          sheet from the asset to which
          they apply:
            Allowance for doubtful
            accounts                    $  787,121    $   15,833   $(93,153) (a)
                                        ==========    ==========   ==========
            Deferred tax asset valuation
            allowance                   $2,315,437    $ (618,613)
                                        ==========    ==========   ==========
        Reserve not shown elsewhere:
          Reserve for estimated future
            costs of service and
            guarantees                  $1,725,690    $1,287,940  $(118,806) (a)
                                        ==========    ==========  ==========


      (Continued)


                                           -30-
                                                                 SCHEDULE II

                  SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                            Valuation and Qualifying Accounts
                       Years Ended December 31, 1999, 1998 and 1997


                   Column A                         Column D        Column E

                                                                    Balance at
                                                                      End of
                Classification                      Deductions        Period

      Year ended December 31, 1999:
        Reserve deducted in the balance sheet
          from the asset to which it applies:
            Allowance for doubtful accounts         $1,599,220 (b)  $  977,557
                                                    ==========      ==========
            Deferred tax asset valuation allowance                  $1,464,907
                                                    ==========      ==========

        Reserve not shown elsewhere:
          Reserve for estimated future costs
            of service and guarantees               $  657,766 (c)  $1,483,624
                                                    ==========      ==========

      Year ended December 31, 1998:
        Reserves deducted in the balance sheet
          from the asset to which they apply:
            Allowance for doubtful accounts         $  118,689 (b)  $1,993,733
                                                    ==========      ==========
            Deferred tax asset valuation allowance                  $1,620,162
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

      Year ended December 31, 1997:
        Reserve deducted in the balance sheet
          from the asset to which they apply:
            Allowance for doubtful accounts         $   28,445 (b)  $  681,356
                                                    ==========      ==========
            Deferred tax asset valuation allowance                  $1,696,824
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


      Dated:  March 22, 2000

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of members of the Board of Directors) on behalf of the registrant and in the capacities and on the dates indicated.


      *By:
      Stephen F. Ryan                      Stephen F. Ryan
      Attorney-In-Fact                     Chairman, President, Chief
      March 22, 2000                       Executive Officer and Director
                                           March 22, 2000

                   *
      John H. Austin, Jr.                  Francis A. Toczylowski
      Director                             Vice President and Treasurer
      March 22, 2000                       March 22, 2000

                   *
      Frederick L. Bissinger
      Director
      March 22, 2000

                   *
      Roy C. Carriker
      Director
      March 22, 2000

                   *
      Mark S. Gorder
      Director
      March 22, 1999

                   *
      Michael J. McKenna
      Director
      March 22, 1999


                                       EXHIBIT INDEX


      EXHIBITS:

      13. "Selas Corporation of America Five-Year Summary of Operations" contained on page 4 of the Company's 1999 annual report to shareholders; "Other Financial Highlights" contained on page 5 of the company's 1999 annual report to shareholders; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 6-10 of the Company's 1999 annual report to shareholders; and the Company's consolidated financial statements, including the "Notes to Consolidated Financial Statements" and the "Report of Independent Auditors" contained on pages 11-39 of the Company's 1999 annual report to shareholders.

      21.   List of significant subsidiaries of the Company.

      23.   Consent of Independent Auditors.

      24.   Powers of Attorney.















      March 23, 2000



      Securities and Exchange Commission
      Judiciary Plaza
      450 Fifth Street, N.W.
      Washington, D.C.  20549

      Reference:  Selas Corporation of America;
                  Commission File #1-5005

      Gentlemen:

      The Company's 1999 Annual Report on Form 10-K has been filed electronically, via Edgar.

      The financial statements for the year ended December 31, 1999 do not reflect any changes in accounting principles or practices, or the method of applying any such principles or practices from the preceding year.

      Very truly yours,
      Francis A. Toczylowski
      Vice President and Treasurer

      FAT:jc

      Enclosures








      REPORT OF INDEPENDENT AUDITORS



      The Board of Directors and Shareholders
      Selas Corporation of America:

      We have audited the accompanying consolidated balance sheets of Selas Corporation of America and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selas Corporation of America and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.




                                             /s/ KPMG LLP

                                                 KPMG LLP

      Philadelphia, Pennsylvania
      February 21, 2000



                                                           EXHIBIT 21




                           Significant Subsidiaries of
                          Selas Corporation of America





      SUBSIDIARY                           PLACE OF INCORPORATION


      CFR, S.A.                                 France


      CFR Portugal                              Portugal


      Deuer Manufacturing, Inc.                 Ohio


      Ermat S.A.                                France


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


                                                           EXHIBIT 23




                          SELAS CORPORATION OF AMERICA

                                   Exhibit 23

                         Consent of Independent Auditors
      The Board of Directors
      Selas Corporation of America:


      We consent to the incorporation by reference in the Registration Statements No. 33-33712 on Form S-3, No. 33-35802 on Form S-8, No. 333-16377 on Form S-8, and No. 333-66433 on Form S-8 of Selas Corporation of America and subsidiaries of our reports dated February 21, 2000 relating to the consolidated balance sheets of Selas Corporation of America and subsidiaries as of December 31, 1999 and 1998 and the related consolidated statements of operations, shareholders' equity, and cash flows and related financial statement schedules for each of the years in the three-year period ended December 31, 1999, which reports are included in or incorporated by reference in the December 31, 1999 annual report on Form 10-K of Selas Corporation of America.





                                           /s/ KPMG LLP

                                               KPMG LLP



      Philadelphia, Pennsylvania
      March 27, 2000




                                                        EXHIBIT 24




                             POWER OF ATTORNEY



                KNOW ALL MEN BY THESE PRESENTS that the undersigned does hereby consent and appoint Stephen F. Ryan and Francis A. Toczylowski, or either of them, his attorney to do any and all acts, including the execution of documents, which said attorneys, or either of them, may deem necessary or advisable to enable Selas Corporation of America (the "Company") to comply with the Securities Exchange Act of 1934, as amended, and the rules, regulations and requirements of the Securities and Exchange Commission, in connection with the filing under said Act of an annual report of the Company on Form 10-K for the year ended December 31, 1999, including the power and authority to sign in the name and on behalf of the undersigned, in any and all capacities in which the signature of the undersigned would be appropriate, such annual report and any and all amendments thereto and generally to do and perform all things necessary to be done in the premises as fully and effectually in all respects as the undersigned could do if personally present.

                IN WITNESS WHEREOF, the undersigned has hereunto set his hand and seal this 22rd day of March, 2000.


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

       Under the Selas TM   name, the Heat Technology segment designs and
       manufactures specialized industrial heat technology systems and equipment for steel, glass and other manufacturers worldwide. The Company's Precision Miniature Medical and Electronic Products segment designs and manufactures microminiature components and molded plastic parts primarily for the hearing instrument manufacturing industry and also for the electronics, telecommunications, computer and medical equipment industries. The Company's Tire Holders, Lifts and Related Products segment manufactures products, primarily based on cable winch designs, for use as original equipment by the pick-up truck and minivan segment of the automotive industry.

       FINANCIAL HIGHLIGHTS
       YEARS ENDED DECEMBER 31                   1999             1998
       Net sales . . . . . . . . . . . .  $102,753,000     $ 99,555,000
       Operating income  . . . . . . . .  $  4,077,000     $  4,858,000
       Net income  . . . . . . . . . . .  $  1,729,000     $  3,610,000
       Earnings per share:
           Basic   . . . . . . . . . . .          $.33             $.69
           Diluted . . . . . . . . . . .          $.33             $.68
       Working capital . . . . . . . . .  $ 13,729,000     $ 16,490,000
       Total assets  . . . . . . . . . .  $ 85,050,000     $ 87,623,000
       Total shareholders' equity  . . .  $ 43,023,000     $ 43,628,000

       MARKET AND DIVIDEND INFORMATION
                                           1999                  1998
                                          Market                Market
                                       Price Range           Price Range
       QUARTER                       HIGH     LOW          HIGH      LOW
       First   . . . . . . . . . . . 8-3/8    4-7/8        12-5/8    9-1/8
       Second  . . . . . . . . . . . 7        5-1/8         9-7/8    8-3/4
       Third   . . . . . . . . . . . 7        4-1/2         9        6-7/16
       Fourth  . . . . . . . . . . . 6-11/16  4-1/4         8-7/16   6-5/8

       At February 8, 2000, the Company had 455 shareholders of record.

                                      1999        1998        1997
       Dividends per share:
         First Quarter               $.045       $.045       $.043
         Second Quarter               .045        .045        .045
         Third Quarter                .045        .045        .045
         Fourth Quarter               .045        .045        .045

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

       THE COMMON STOCK OF SELAS CORPORATION OF AMERICA IS LISTED ON THE AMERICAN STOCK EXCHANGE UNDER THE SYMBOL SLS.

       ABOUT THE COVER: This year's annual report cover communicates the global reach of Selas Corporation of America.

       SELAS CORPORATION OF AMERICA
       FIVE-YEAR SUMMARY OF OPERATIONS
       (In thousands, except for share and per share data)

       Years ended December 31         1999         1998 (a)     1997 (b)

       Sales, net                    $ 102,753    $  99,555    $ 111,165

       Cost of sales                    81,231       76,832       87,704
       Selling, general and
         administrative expenses        17,445       17,864       16,289
       Interest expense                  1,063        1,139        1,040
       Interest (income)                   (78)        (145)        (237)
       Other (income) expense, net         400          (85)           8

       Income before income taxes        2,692        3,950        6,361
       Income taxes                        963          340        1,974

       Net income                    $   1,729    $   3,610    $   4,387
                                      ========    =========    =========

       Earnings per share:

       Basic                            $.33         $.69         $.84
                                        ====         ====         ====

       Diluted                          $.33         $.68         $.82
                                        ====         ====         ====

       Comprehensive income          $   1,059    $   3,996    $   3,520
                                     =========    =========    =========

       Weighted average number of
         shares outstanding during
         year

       Basic                         5,196,072    5,233,016    5,213,124
                                     =========    =========    =========

       Diluted                       5,208,090    5,310,354    5,354,978
                                     =========    =========    =========




       SELAS CORPORATION OF AMERICA
       FIVE-YEAR SUMMARY OF OPERATIONS  (CONTINUED)

       (In thousands, except for share and per share data)

       Years ended December 31            1996          1995

       Sales, net                    $  103,426      $   71,215

       Cost of sales                     80,870          52,060
       Selling, general and
         administrative expenses         15,034          14,397
       Interest expense                   1,212           1,336
       Interest (income)                   (298)           (340)

       Other (income) expense, net           83              36

       Income before income taxes         6,525           3,726
       Income taxes                       2,395           1,426
       Net income                    $    4,130      $    2,300
                                       ========      ==========

       Earnings per share:

       Basic                             $.80            $.44
                                         ====            ====
       Diluted                           $.78            $.44
                                         ====           =====

       Comprehensive income          $    3,833       $   2,322
                                     ==========       =========

       Weighted average number of
         shares outstanding during
         year

       Basic                          5,190,075       5,189,048
                                      =========       =========
       Diluted                        5,271,959       5,202,411
                                     ==========      ==========

       (a) On February 28, 1998, the Company acquired the stock of CFR, a Paris, France based company.

             On May 27, 1998, a subsidiary of the Company acquired the stock of IMB Electronic Products, Inc.

             On October 28, 1998, a newly formed subsidiary of the Company, RTI Technologies PTE LTD acquired certain assets and liabilities of Lectret.

       (b) On February 21, 1997, the Company acquired the assets of RTI Electronics, Inc.






       OTHER FINANCIAL HIGHLIGHTS
       Years ended December 31             1999         1998 (a)         1997
       (b)
       (In thousands, except for share and per share data)

       Working capital                   $13,729        $16,490       $18,642
       Total assets                      $85,050        $87,623       $81,795
       Long-term debt                    $ 3,695        $ 6,266       $ 7,015
       Long-term benefit obligations     $ 4,130        $ 4,096       $ 4,081
       Shareholders' equity:
         Capital stock and additional
           paid-in capital               $17,647        $17,556       $17,382
         Retained earnings                26,593         25,798        23,130
         Accumulated other
           comprehensive income (loss)       (14)           656           269
         Treasury stock                   (1,203)          (382)         (382)

           Total shareholders' equity    $43,023        $43,628       $40,399

       Depreciation and amortization      $ 3,956       $ 3,809       $ 3,469
       Dividends per share                 $ .18          $ .18         $.178


       OTHER FINANCIAL HIGHLIGHTS
       Years ended December 31              1996          1995
       (In thousands, except for share and per share data)

       Working capital                   $19,822        $15,751
       Total assets                      $91,162        $67,960
       Long-term debt                    $ 6,837        $ 9,100
       Long-term benefit obligations     $ 4,310        $ 4,409
       Shareholders' equity:
         Capital stock and additional
           paid-in capital               $17,214        $17,214
         Retained earnings                19,673         16,390
         Accumulated other
           comprehensive income (loss)     1,136          1,434
         Treasury stock                     (382)          (382)

           Total shareholders' equity    $37,641        $34,656

       Depreciation and amortization     $ 2,826        $ 2,771
       Dividends per share                $.163          $.154








       MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       1999 COMPARED WITH 1998

       Consolidated net sales increased 3.2% to $102.8 million in 1999 from $99.5 million in 1998. Net sales from the heat technology segment increased to $48.9 million in 1999 compared to $46.4 million in 1998. The increase in sales in 1999 is attributable to several large engineered contracts completed during the year and higher revenues generated by CFR, the French subsidiary acquired in February, 1998, partially offset by decreased spare and replacement part sales. Sales and earnings of large custom engineered contracts are recognized on the percentage-of-completion method and generally require more than twelve months to complete. The Company is not dependent on any one heat technology customer on an ongoing basis. Backlog for the heat technology segment was $46.2 million as of December 31, 1999 compared to $24.8 million as of December 31, 1998.

       The Company's precision miniature medical and electronic products segment net sales decreased to $35.3 million in 1999 from $37 million in 1998. Sales decreased compared to 1998 due to the unfavorable conditions in the hearing health market, offset by increased revenue from RTI Technologies PTE LTD, the Singapore company acquired in October, 1998. Sales of electronic products were also lower in 1999 compared to 1998 due to increased price competition and the Asian economic situation, slightly offset by sales related to IMB Electronic Products, which was acquired in May, 1998 and merged with RTI Electronics as of the beginning of 1999.

       Net sales for the tire holders, lifts and related products segment increased to $18.5 million in 1999 compared to $16.1 million in 1998. The increase in revenue is due to higher unit sales of tire lifts to the automotive industry.

       The Company's gross profit margin as a percentage of sales decreased to 20.9% in 1999 from 22.8% in 1998. Gross profit margins for the heat technology segment decreased to 14.3% for 1999 compared to 18.7% in 1998. Heat technology gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions related to the contract. The gross profit margins for 1999 were impacted by revenue recognized on several large engineered contracts whose margins were not as profitable as contracts completed in 1998 and by several other contracts that had higher than expected costs. Also affecting the results were reduced sales of spare and replacement parts, which generally have higher profit margins. Heat technology reserves for guarantee obligations and estimated future costs of services decreased to $1.5 million in 1999 from $2.3 million in 1998 due to the completion of the warranty period of several contracts during the year. Guarantee obligations and estimated future service costs on these contracts extend for up to one year from completion.



       MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

       Gross profit margins for the precision miniature medical and electronic products segment increased slightly to 30.2% in 1999 from 29.3% in 1998. The improvement in 1999 results partially from the implementation of cost reduction programs within the segment offset by the decrease in sales in 1999. Also impacting the margins in 1999 are costs relating to the combination of the RTI Electronics and IMB Electronic Products operations into one facility and the mix of sales between 1999 and 1998 as hearing health and electronic products have varying profit margins.

       Gross profit margins for the tire holders, lifts and related products segment improved to 20.9% in 1999 from 19.8% in 1998. The improvement in 1999 is due to efficiencies from higher production through the increased sale of tire lifts.

       Selling, general and administrative expenses decreased 2.3% to $17.4 million in 1999 as compared to $17.9 million in expenses in 1998. The decrease results from cost reductions in various areas of the Company's operations.

       Research and development costs decreased to $1.3 million in 1999 compared to $1.6 million in 1998. Interest expense, which amounted to $1.1 million in both 1999 and 1998, was impacted in 1999 by higher average borrowings of notes payable offset by increased repayments of long-term debt and slightly lower average interest rates. Interest income decreased to $78,000 in 1999 compared to $145,000 in 1998, due to lower average funds available for investment in 1999.

       Other (income) expense includes losses on foreign exchange of $297,000 in 1999 and gains on foreign exchange of $176,000 in 1998.

       The effective tax rate in 1999 and 1998 on income before income taxes was 35.8% and 8.6%, respectively. The rate of tax in relation to pre-tax income in 1998 is low because the Company reduced the valuation allowance applied against deferred tax benefits associated with domestic postretirement benefit obligations by $724,512 and against certain domestic employee pension plan obligations by $33,694. The Company had determined that it is more likely than not that the $758,206 of deferred tax assets will be realized.

       Consolidated net income of $1.7 million in 1999 decreased 52.1% from $3.6 million in 1998. The Company's heat technology segment had a loss of $.3 million in 1999 compared to earnings of $1.8 million in 1998 due to the lower margins on several contracts completed in 1999 and some contracts with higher than expected costs. The precision miniature medical and electronic products segment's income decreased to $1.3 million in 1999 from $1.6 million in 1998 as a result of the lower sales and the change in the product mix of those sales. The Company's tire holders, lifts and related products segment increased its net income in 1999 to $1.3 million compared to $.9 million in 1998 as a result of its increased efficiency of tire lift production due to increased sales. General corporate expenses, net of tax, decreased to $574,000 in 1999 from $632,000 in 1998.


       MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

       In 1999, the Company was informed by an automotive customer that the Company will not supply the tire lift for the 2001 model year vehicle. The Company will continue to supply the tire lift for the current vehicle model on a declining volume basis through 2002. The Company continues to pursue tire lift orders for other vehicles with this customer as well as other customers during the year 2000.

       LIQUIDITY AND CAPITAL RESOURCES

       Consolidated net working capital decreased to $13.7 million at December 31, 1999 from $16.5 million at December 31, 1998. The lower working capital was due in part to capital expenditures, repayment of long-term debt obligations, payment of dividends and repurchase of common stock, partially offset by the earnings for the year. The major changes in the components of working capital were a decrease in cash of $1 million, a decrease in accounts receivable of $1.7 million, decreased accounts payable of $2.2 million, increased notes payable of $4.7 million and decreased current maturities of long-term debt of $1.2 million. These changes relate to the ongoing operations of the Company for the year.

       The Company's long-term debt at December 31, 1999 was $3.7 million. The decrease in long-term debt is due to repayments during the year. The increase in notes payable results from additional borrowings during 1999 due to the decrease in funds generated from operations and the Company's capital requirements. Under the terms of Selas' credit facility, there are covenants that may restrict the payment of future dividends. The credit facility required the Company to maintain consolidated tangible capital funds of approximately $24.8 million through December 31, 1999 consisting of shareholders' equity, plus subordinated debt, less intangible assets increased annually by 60% of net income and 60% of the aggregate amount of contributions to capital. At December 31, 1999 the Company exceeded the amount required to satisfy this covenant in the credit facility by $1.8 million.

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

       The Company's French subsidiary, Selas S.A., has an interest rate swap agreement for the purpose of managing interest rate expense. The total notional amount of $1.5 million will decrease consistent with the terms of the related long-term debt agreement. The swap agreement requires fixed interest payments based on an effective rate of 8.55% for the remaining term through May 2006. Additional

       MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

       interest incurred during 1999 and 1998 in connection with the swap arrangement amounted to $69,293 and $81,512, respectively.

       The Company believes that its present working capital position combined with funds expected to be generated from operations and the available borrowing capacity through its revolving credit loan facilities will be sufficient to meet its anticipated cash requirements for operating needs and capital expenditures.

       A  significant  portion  of   the  heat  technology  segment   sales  are
       denominated in foreign currencies, primarily the French franc. Generally, the income statement effect of changes in foreign currencies is partially or wholly offset by the European subsidiaries' ability to make corresponding price changes in the local currency. From time to time the impact of fluctuations in foreign currencies may have a material effect on the financial results of the Company. See note 13 to the consolidated financial statements.

       The Company is a defendant along with a number of other parties in approximately 200 lawsuits as of December 31, 1999 (150 as of December 31, 1998) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management is of the opinion that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

       In 1995, a dispute which was submitted to arbitration, arose under a contract between a customer and a subsidiary of the Company. Substantial claims were asserted against the subsidiary Company under the terms of the contract. The Company recorded revenue of approximately $1,400,000 in 1994. In June, 1998, the arbitrator found in favor of the customer. The Company has refused to recognize the validity of the arbitration proceedings and decision and believes it is entitled to a new hearing before an international or French tribunal. The Company believes that the disposition of this claim will not materially affect the Company's consolidated financial position or results of operations.



       MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

       The Company assessed computer systems for year 2000 readiness, and replaced all systems and software found to be not compliant. These replacements were generally part of a regular upgrade program. The Company then tested all systems and software, and also obtained verifications from vendors that any systems that they supplied are year 2000 ready. The Company has a contingency plan to provide for disaster recovery and continuation of critical computer and communications in case of a power loss. The Company has not incurred any material extraordinary expense in connection with the year 2000 program. The Company believes that any year 2000 problem is unlikely to arise in the future, and that if any problem does arise, it will be able to fix the problem without material expenses.

       To date, the Company has not experienced any disruptions of operations due to year 2000 problems.

       Actual costs associated with implementation of the Company's Year 2000 program were approximately $200,000, primarily for software and outside services.

       On January 1, 1999, eleven of fifteen member countries of the European Union established fixed conversion rates between their existing currencies ("legacy currencies") and one common currency -- the Euro. The Euro trades on currency exchanges and may be used in business transactions. The conversion to the Euro will eliminate currency exchange risk between the member countries. Beginning in January 2002, new Euro-denominated bills and coins will be issued, and legacy currencies will be withdrawn from circulation. The Company has recognized this situation and has developed a plan to address any issue being raised by the currency conversion. Possible issues include, but are not limited to, the need to adapt computer and financial systems to recognize Euro-denominated transactions, as well as the impact of one common European currency on pricing. The Company believes that all issues have been resolved during 1999.

       During the first quarter of 1999, the Company implemented a program to repurchase up to 250,000 shares of its common stock, which at the time represented approximately 5% of its total shares outstanding. The shares have been purchased from time to time on the open market during the year. As of December 31, 1999, the Company has repurchased a total of 141,290 shares of its common stock at a cost of $820,833.

       In 1999, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, Accounting for Derivative Instrument and Hedging Activities." SFAS No. 137 delays the effective date of SFAS No. 133 to be effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. SFAS No. 133 standardizes the accounting for derivative instruments, including derivative instruments embedded



       MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS - (Continued)

       in other contracts, by requiring that an entity recognize those items as assets or liabilities in the statement of financial position and measure them at fair value. Management has not yet determined the impact that the adoption of this statement may have on earnings, financial condition and liquidity of the Company. The Company plans to adopt SFAS No. 133 by January 1, 2001 as permitted by this standard.

       1998 COMPARED WITH 1997

       Consolidated net sales decreased 10.4% to $99.5 million in 1998 from $111.2 million in 1997. Net sales from the heat technology segment decreased to $46.4 million in 1998 compared to $63 million in 1997. The decline in sales in 1998 is attributable in part to lower sales backlog of large custom engineered contracts as of the beginning of 1998 compared to the beginning of 1997. The February, 1998 acquisition of CFR generated sales of $14.5 million for the year which partially offset some of the decrease for the period. Sales and earnings of large custom engineered contracts are recognized on the percentage-of-completion method and generally require more than twelve months to complete. The Company is not dependent on any one heat technology customer on an ongoing basis. Backlog for the heat technology segment was $24.8 million as of December 31, 1998 compared to $12.2 million at December 31, 1997.

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

       The Company's gross profit margin as a percentage of sales increased slightly to 22.8% in 1998 from 21.1% in 1997. Gross profit margins for the heat technology segment increased to 18.7% for 1998 compared to 14.7% in 1997. Heat technology gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions related to the contract. The gross profit margins in 1998 and 1997 were impacted by several contracts that had higher than expected costs. Heat




       MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

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

       Consolidated net income of $3.6 million in 1998 decreased 17.7% from $4.4 million in 1997. The Company's heat technology segment had lower earnings of $1.8 million in 1998 compared to $2.5 million in 1997 due to lower sales and several contracts that had higher costs. The precision miniature medical and electronic products segment's income decreased to $1.6 million in 1998 from $2.1 million in 1997, as a result of the change in the product mix of sales and increased competition. The Company's tire holders, lifts and related products segment increased its net income in 1998 to $.9 million compared to $.5 million in 1997 as a result of its increased tire lift production and sales. Net income was also impacted by the reduction of the valuation allowance applied against deferred tax benefits of $.8 million. General corporate expenses, net of tax, decreased to $632,000 in 1998 from $729,000 in 1997.






        MANAGEMENT'S DISCUSSION AND ANALYSIS
       OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

       FORWARD-LOOKING AND CAUTIONARY STATEMENTS
       Certain statements herein that include forward-looking terminology such as "may", "will", "should", "expect", "anticipate", "estimate", "plan" or "continue" or the negative thereof or other variations thereon are, or could be deemed to be, "forward-looking statements" within the meaning of
       Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are affected by known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to differ materially from the results, performance and achievements expressed or implied in the Company's forward-looking statements. These risks, uncertainties and factors include competition by competitors with more resources than the Company, foreign currency risks arising from the Company's foreign operations, and the cyclical nature of the market for large heat technology contracts. Reference is made to the Company's 1999 Annual Report on Form 10-K regarding other important factors that could cause the actual results, performance or achievement of the Company to differ materially from those contained in or implied by any forward-looking statement made by or on behalf of the Company, including forward-looking statements contained herein.





       SELAS CORPORATION OF AMERICA
       CONSOLIDATED STATEMENTS OF OPERATIONS

       YEARS ENDED DECEMBER 31            1999             1998          1997

       Sales, net . . . . . . . .   $102,753,059     $ 99,554,554  $111,164,563

       Operating costs and expenses
        Cost of sales  . . . . .      81,231,316       76,832,570    87,703,693
         Selling, general and
          administrative expenses     17,444,755       17,863,587    16,289,388

      Operating income . . . . .       4,076,988        4,858,397     7,171,482

      Interest expense . . . . .       1,062,821        1,139,274     1,039,524
      Interest (income). . . . .         (77,899)        (145,047)     (237,592)
      Other (income) expense, net        399,831          (85,677)        8,385

       Income before income taxes      2,692,235        3,949,847    6,361,165
       Income taxes   . . . . . .        963,075          340,325    1,973,956

       Net income . . . . . . . .   $  1,729,160     $  3,609,522  $ 4,387,209
                                    ============     ============  ============


       Earnings per share

       Basic  . . . . . . . . .             $.33          $.69         $.84
                                            ====          ====         ====

       Diluted  . . . . . . . .             $.33          $.68         $.82
                                            ====          ====         ====

       Comprehensive income . . .    $  1,058,889     $  3,996,304 $ 3,519,950
                                     ============     ============ ============










                See accompanying notes to the consolidated financial statements.





       CONSOLIDATED BALANCE SHEETS

       ASSETS                                             1999              1998

       Current assets

         Cash, including cash equivalents
           of $151,000 in 1999 and
           $313,000 in 1998 . . . . . . . . . . . .    $ 1,756,008   $ 2,784,284

         Accounts and notes receivable, (including
           unbilled receivables of $6,043,000 in
           1999 and $3,898,000 in 1998) less
           allowance for doubtful accounts of
           $978,000 in 1999 and $1,994,000 in 1998      28,795,466   30,494,933

         Inventories  . . . . . . . . . . . . . . .     12,769,618   12,628,623

         Deferred income taxes  . . . . . . . . . .      2,428,243    2,882,961

         Other current assets . . . . . . . . . . .      2,181,281    1,332,135

             Total current assets . . . . . . . . .     47,930,616   50,122,936


       Investment in unconsolidated affiliate . . .        588,965      538,913

       Property, plant and equipment

         Land   . . . . . . . . . . . . . . . . . .      1,005,537    1,077,522

         Buildings  . . . . . . . . . . . . . . . .     11,435,428   12,129,811

         Machinery and equipment  . . . . . . . . .     28,794,569   25,788,736

                                                        41,235,534   38,996,069

         Less:  Accumulated depreciation  . . . . .     22,441,750   20,038,177

             Net property, plant and equipment. . .     18,793,784   18,957,892

       Excess of cost over net assets of acquired
         subsidiaries, less accumulated
         amortization of $3,165,000 and $2,452,000      16,214,999   16,813,073

       Deferred income taxes  . . . . . . . . . . .        562,243      563,165

       Other assets, less amortization  . . . . . .        959,093      627,009

                                                       $85,049,700  $87,622,988
                                                       ===========  ===========



                See accompanying notes to the consolidated financial statements.





       December 31, 1999 and 1998

       LIABILITIES AND SHAREHOLDERS' EQUITY               1999            1998

       Current liabilities

        Notes payable . . . . . . . . . . . . . . .  $ 9,417,666     $ 4,701,279

        Current maturities of long-term debt  . . .    1,958,951       3,178,241

        Accounts payable  . . . . . . . . . . . . .   13,191,213      15,410,642

        Federal, state and foreign income taxes . .      679,997         838,634

        Customers' advance payments on contracts  .    1,221,946         697,270

        Guarantee obligations and estimated future
          costs of service  . . . . . . . . . . . .    1,483,624       2,294,889

        Other accrued liabilities . . . . . . . . .    6,247,938       6,512,016

            Total current liabilities . . . . . . .   34,201,335      33,632,971

      Long-term debt  . . . . . . . . . . . . . . .    3,695,181       6,265,720

      Other postretirement benefit obligations  . .    4,130,261       4,096,057

      Contingencies and commitments

      Shareholders' equity

         Common shares, $1 par; 10,000,000 shares
         authorized; 5,634,968 and 5,615,081
         shares issued, respectively . . . . . . .    5,634,968       5,615,081

       Additional paid-in capital  . . . . . . . .   12,012,541      11,941,498

       Retained earnings . . . . . . . . . . . . .   26,592,680      25,797,823

         Accumulated other comprehensive income
         (loss)  . . . . . . . . . . . . . . . . .      (14,496)        655,775

                                                     44,225,693      44,010,177

         Less:  504,854 and 363,564 common shares,
         respectively, held in treasury, at cost .    1,202,770         381,937

           Total shareholders' equity  . . . . . .   43,022,923      43,628,240

                                                    $85,049,700     $87,622,988
                                                    ===========     ===========

                See accompanying notes to the consolidated financial statements.



       CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31,1999

       Cash flows from operating activities:
         Net income . . . . . . . . . . . . . . . . . .        $ 1,729,160
         Adjustments to reconcile net income to net cash provided
           by operating activities:
             Depreciation and amortization  . . . . .            3,955,979
             Equity in (income) loss of unconsolidated
              affiliate   . . . . . . . . . . . . .                  2,181
             Losses on sale of property and equipment . . .         22,299
             Deferred taxes . . . . . . . . . . . . . . . .        234,461
             Changes in operating assets and liabilities:
                 (Increase) decrease in accounts receivable .   (2,254,436)
                 (Increase) in inventories  . . . . . . . . .     (516,097)
                 (Increase) decrease in other assets  . . . .   (1,682,801)
                  Increase (decrease) in accounts payable . .    1,186,263
                  Increase (decrease) in accrued expenses . .      130,183
                  Increase (decrease) in customer advances  .      653,658
                  Increase (decrease) in other liabilities  .      (25,661)

                    Net cash provided by operating
                     activities . . . . . . . . . . . . . .      3,435,189

       Cash flows from investing activities:
         Purchases of property, plant and equipment . . . . .   (3,894,165)
         Proceeds from sales of property and equipment. . . .      120,815
         Dividend from unconsolidated affiliate . . . . . . .       14,476
         Acquisition of subsidiary companies, net of cash
          acquired  . . . . . . . . . . . . . . . . . . . . .      (37,895)

                    Net cash (used) by investing activities .   (3,796,769)

       Cash flows from financing activities:
         Proceeds from short-term borrowings  . . . . . . . .    4,644,595
         Repayments of short-term borrowings  . . . . . . . .        --
         Proceeds from borrowings used to acquire subsidiaries       --
         Proceeds from long-term debt . . . . . . . . . . . .    1,014,186
         Repayments of long-term debt . . . . . . . . . . . .   (4,354,037)
         Proceeds from exercise of stock options  . . . . . ..      83,540
         Purchase of treasury shares  . . . . . . . . . . . .     (820,833)
         Payment of dividends   . . . . . . . . . . . . . . .     (934,303)

                    Net cash provided (used) by financing
                     activities . . . . . . . . . . . . . . .     (366,852)

       Effect of exchange rate changes on cash  . . . . . . .     (299,844)

       (Decrease) in cash and cash equivalents  . . . . . . .   (1,028,276)

       Cash and cash equivalents beginning of year. . . . . .    2,784,284

       Cash and cash equivalents end of year. . . . . . . . .  $ 1,756,008
                                                               ===========


              See accompanying notes to the consolidated financial statements.


        CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 1998

       Cash flows from operating activities:
         Net income . . . . . . . . . . . . . . . . . . . . .  $ 3,609,522
         Adjustments to reconcile net income to net cash provided
           by operating activities:
             Depreciation and amortization  . . . . . . . . .    3,809,245
             Equity in (income) loss of unconsolidated
              affiliate   . . . . . . . . . . . . . . . . . .       (2,924)
             Losses on sale of property and equipment . . . .          999
             Deferred taxes . . . . . . . . . . . . . . . . .   (2,013,714)
             Changes in operating assets and liabilities:
                 (Increase) decrease in accounts receivable .    2,036,197
                 (Increase) in inventories  . . . . . . . . .     (609,863)
                 (Increase) decrease in other assets  . . . .       47,134
                  Increase (decrease) in accounts payable . .      280,579
                  Increase (decrease) in accrued expenses . .   (2,513,121)
                  Increase (decrease) in customer advances  .   (1,108,010)
                  Increase (decrease) in other liabilities  .      115,049

                    Net cash provided by operating
                     activities . . . . . . . . . . . . . . .    3,651,093

       Cash flows from investing activities:
         Purchases of property, plant and equipment . . . . .   (3,554,540)
         Proceeds from sales of property and equipment. . . .       18,837
         Dividend from unconsolidated affiliate . . . . . . .        --
         Acquisition of subsidiary companies, net of cash
          acquired  . . . . . . . . . . . . . . . . . . . . .   (2,776,230)

                    Net cash (used) by investing activities .   (6,311,933)

       Cash flows from financing activities:
         Proceeds from short-term borrowings  . . . . . . . .    4,095,199
         Repayments of short-term borrowings  . . . . . . .          --
         Proceeds from borrowings used to acquire subsidiaries   2,542,373
         Proceeds from long-term debt . . . . . . . . . . . .        --
         Repayments of long-term debt . . . . . . . . . . . .   (3,483,296)
         Proceeds from exercise of stock options  . . . . .         10,196
         Purchase of treasury shares  . . . . . . . . . . .          --
         Payment of dividends   . . . . . . . . . . . . . .       (941,954)

                    Net cash provided (used) by financing
                     activities  . . . . . . . . . . . . . .     2,222,518

       Effect of exchange rate changes on cash  . . . . . .        187,703

       (Decrease) in cash and cash equivalents  . . . . . .       (250,619)

       Cash and cash equivalents beginning of year. . . . .      3,034,903

       Cash and cash equivalents end of year. . . . . . . . .  $ 2,784,284
                                                               ===========



           See accompanying notes to the consolidated financial statements.


        CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31,1997

       Cash flows from operating activities:
         Net income . . . . . . . . . . . . . . . . . . . .    $ 4,387,209
         Adjustments to reconcile net income to net cash
          provided by operating activities:
             Depreciation and amortization  . . . . . . . .      3,468,498
             Equity in (income) loss of unconsolidated
              affiliate   . . . . . . . . . . . . . . . . .          4,715
             Losses on sale of property and equipment . . .          3,965
             Deferred taxes . . . . . . . . . . . . . . . .       (683,615)
             Changes in operating assets and liabilities:
                 (Increase) decrease in accounts receivable      5,900,924
                 (Increase) in inventories  . . . . . . . .     (1,296,090)
                 (Increase) decrease in other assets  . . .       (651,087)
                  Increase (decrease) in accounts payable .     (2,788,173)
                  Increase (decrease) in accrued expenses .     (1,334,874)
                  Increase (decrease) in customer advances      (3,373,838)
                  Increase (decrease) in other liabilities         (29,709)

                    Net cash provided by operating activities    3,607,925

       Cash flows from investing activities:
         Purchases of property, plant and equipment . . . .     (3,662,783)
         Proceeds from sales of property and equipment. . .         12,052
         Dividend from unconsolidated affiliate . . . . .            --
         Acquisition of subsidiary companies, net of cash
          acquired  . . . . . . . . . . . . . . . . . . .       (5,151,620)

                    Net cash (used) by investing activities     (8,802,351)

       Cash flows from financing activities:
         Proceeds from short-term borrowings  . . . . . . .      1,000,725
         Repayments of short-term borrowings  . . . . . . .       (513,448)
         Proceeds from borrowings used to acquire subsidiaries   3,500,000
         Proceeds from long-term debt . . . . . . . . . . .        176,793
         Repayments of long-term debt . . . . . . . . . . .     (2,846,487)
         Proceeds from exercise of stock options  . . . . ..       155,518
         Purchase of treasury shares  . . . . . . . . . . . .        --
         Payment of dividends   . . . . . . . . . . . . . . .     (929,684)

                    Net cash provided (used) by financing
                     activities . . . . . . . . . . . . . . .      543,417

       Effect of exchange rate changes on cash  . . . . . . .     (657,908)

       (Decrease) in cash and cash equivalents  . . . . . . .   (5,308,917)

       Cash and cash equivalents beginning of year. . . . . .    8,343,820

       Cash and cash equivalents end of year. . . . . . . . .  $ 3,034,903
                                                               ===========



          See accompanying notes to the consolidated financial statements.



       Consolidated Statements of Shareholders' Equity
       Years ended December 31, 1999, 1998 and 1997


                                           Common Stock            Additional
                                    Number of                      Paid-In
                                     Shares          Amount        Capital

       Balance, January 1, 1997     5,553,639      $5,553,639     $11,660,792

       Net income
       Translation (loss)
       Exercise of 35,685 stock
         options                       35,685          35,685         132,086
       Cash dividends paid
         ($.178 per share)
       Comprehensive income


       Balance, December 31, 1997   5,589,324       5,589,324      11,792,878

       Net income
       Translation gain
       Exercise of 2,200 stock
         options                        2,200          2,200            8,505
       Issuance of 23,557 shares for
         acquisition                   23,557         23,557          140,115
       Cash dividends paid
         ($.18 per share)
       Comprehensive income

       Balance, December 31, 1998   5,615,081       5,615,081      11,941,498

       Net income
       Translation (loss)
       Exercise of 19,887 stock
         options                       19,887          19,887          71,043
       Purchase of 141,290
         treasury shares
       Cash dividends paid
         ($.18 per share)
       Comprehensive income

       Balance, December 31, 1999   5,634,968      $5,634,968     $12,012,541
                                    ==========     ==========     ===========

           See accompanying notes to the consolidated financial statements.


       Consolidated Statements of Shareholders' Equity
       Years ended December 31, 1999, 1998 and 1997

                                                   Accumulated
                                                      Other
                                                   Comprehensive
                                      Retained        Income      Comprehensive
                                      Earnings        (Loss)         Income

       Balance, January 1, 1997     $19,672,730    $1,136,252

       Net income                     4,387,209                   $ 4,387,209
       Translation (loss)                            (867,259)       (867,259)
       Exercise of 35,685 stock
         options
       Cash dividends paid
         ($.178 per share)            (929,684)
       Comprehensive income                                       $ 3,519,950
                                                                  ===========

       Balance, December 31, 1997    23,130,255       268,993

       Net income                     3,609,522                   $ 3,609,522
       Translation gain                               386,782         386,782
       Exercise of 2,200 stock
         options
        Issuance of 23,557 shares for
         acquisition
       Cash dividends paid
         ($.18 per share)              (941,954)
       Comprehensive income                                       $ 3,996,304
                                                                  ===========
       Balance, December 31, 1998    25,797,823       655,775

       Net income                     1,729,160                   $ 1,729,160
       Translation (loss)                            (670,271)       (670,271)
       Exercise of 19,887 stock
         options
       Purchase of 141,290
         treasury shares
       Cash dividends paid
         ($.18 per share)              (934,303)
       Comprehensive income                                       $ 1,058,889
                                                                  ===========
       Balance, December 31, 1999   $26,592,680    $  (14,496)
                                    ==========     ==========

             See accompanying notes to the consolidated financial statements.


       Consolidated Statements of Shareholders' Equity
       Years ended December 31, 1999, 1998 and 1997


                                                             Total
                                       Treasury           Shareholders'
                                        Stock                Equity

       Balance, January 1, 1997        $  (381,937)       $37,641,476

       Net income                                           4,387,209
       Translation (loss)                                    (867,259)
       Exercise of 35,685 stock
         options                                              167,771
       Cash dividends paid
         ($.178 per share)                                   (929,684)
       Comprehensive income


       Balance, December 31, 1997        (381,937)         40,399,513

       Net income                                           3,609,522
       Translation gain                                       386,782
       Exercise of 2,200 stock
         options                                               10,705
       Issuance of 23,557 shares for
         acquisition                                          163,672
       Cash dividends paid
         ($.18 per share)                                    (941,954)
       Comprehensive income

       Balance, December 31, 1998         (381,937)        43,628,240

       Net income                                           1,729,160
       Translation (loss)                                    (670,271)
       Exercise of 19,887 stock
         options                                               90,930
       Purchase of 141,290
         treasury shares                  (820,833)          (820,833)
       Cash dividends paid
         ($.18 per share)                                    (934,303)
       Comprehensive income

       Balance, December 31, 1999      $(1,202,770)       $43,022,923
                                        ===========       ===========

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

       Under the Selas TM name, the Heat Technology segment designs and manufactures specialized industrial heat technology systems and equipment for steel, glass and other manufacturers worldwide. The Company's Precision Miniature Medical and Electronic Products segment designs and manufactures microminiature components and molded plastic parts primarily for the hearing instrument manufacturing industry and also for the electronics, telecommunications, computer and medical equipment industries. The Company's Tire Holders, Lifts and Related Products segment manufactures products, primarily based on cable winch designs, for use as original equipment by the pick-up truck and minivan segment of the automotive industry.

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

       Patents and other intangible assets are valued at the lower of amortized cost or fair market value and are amortized on a straight-line basis over the expected periods to be benefited, which currently is 5 to 20 years. Costs related to start-up activities and organization costs are expensed as incurred.

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

       RESEARCH AND DEVELOPMENT COSTS - Research and development costs, including supporting services, amounted to $1,260,000 in 1999, $1,606,000 in 1998 and $1,527,000 in 1997. Such costs are charged to expense when incurred.

       EARNINGS PER SHARE - Basic earnings per share are computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earnings per common share reflects the potential dilution of securities that could share in the earnings.

       RECLASSIFICATIONS - Certain prior year balances have been reclassified to be consistent with the current year presentation.

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

       COMPREHENSIVE INCOME - Comprehensive income consists of net income and foreign currency translation adjustments and is presented in the Consolidated Statement of Shareholders' Equity.

       SEGMENT DISCLOSURES - The Company's reporting segments reflect separately managed, strategic business units that provide different products and services, and for which financial information is separately prepared and monitored. The segment disclosure is consistent with the management decision making process that determines the allocation of resources to a segment and the measuring of their performance.




       2.  ACQUISITIONS

       On February 28, 1998, the Company acquired the stock of CFR, a French furnace manufacturer. The principal market served by CFR is engineered batch and continuous furnaces for heat treating both ferrous and non-ferrous metals, along with supplying furnaces for the hardening and
       etching of glass and ceramic tableware.   The purchase price was 15
       million French francs (FF) or approximately $2.5 million which was paid for by additional bank borrowings of 15 million FF at a fixed rate of 5.65% for 5 years. The acquisition was accounted for as a purchase and the excess of the fair value of the assets (goodwill) is being amortized on a straight line basis over 20 years.

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

       The following table presents the unaudited proforma results of operations as if the acquisition of CFR, IMB and RTIT had occurred at the beginning of 1998 presented after giving effect to certain adjustments, including amortization of goodwill, increased interest expense on acquisition debt and related income tax effects. These proforma results have been prepared for comparative purposes only and do not purport to be indicative of what would have occurred had the acquisition been made as of those dates or results which may occur in the future.

                                              Year Ended December 31
                                                       1998

       Net sales                                   $103,636,000
                                                   ============

       Net income                                  $  3,872,000
                                                   ============

       Earnings per share:

       Basic                                               $.74
                                                           ====

       Diluted                                             $.73
                                                           ====





       2.  ACQUISITIONS - (Continued)

       On January 12, 2000, the Company acquired the stock of Ermat SA, a French furnace manufacturer. Ermat produces furnaces for heat treating both ferrous and non-ferrous metals. The purchase price was 11.5 million French francs (FF) or approximately $1.8 million. The total purchase price was funded by additional bank borrowings. This borrowing carries interest at a variable rate which is 4.82% from January to April of 2000. The acquisition was accounted for as a purchase and the excess of the fair value of the assets (goodwill) will be amortized on a straight line basis over 20 years.

       3.  STATEMENTS OF CASH FLOWS

       Supplemental disclosures of cash flow information:

                                              Years ended December 31
                                          1999          1998          1997

       Interest received               $   77,732    $  156,968    $  218,061
       Interest paid                   $  975,572    $1,078,324    $  913,312
       Income taxes paid               $1,235,279    $2,011,520    $2,311,305

       During 1998, the Company issued 23,557 shares of the Company's common stock with a value of $163,672 as additional consideration related to the 1997 acquisition of the Rodan Division of Ketema, Inc. The number of shares was tied to the operation's earnings for the twelve months ended February 28, 1998.


       4.  BUSINESS SEGMENT INFORMATION

       During 1998, the Company adopted SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information". The Company has three operating segments. The Company is engaged in providing engineered heat technology equipment and services to industries throughout the world, the manufacture of precision miniature medical and electronic products and the manufacture of spare tire holders and lifts for U.S. manufacturers of original equipment for light trucks and vans. The results of operations and assets of these segments for the years ended December 31, 1999, 1998 and 1997 are prepared on the same basis as the consolidated financial statements. The accounting policies for each segment are described in the Company's summary of significant accounting policies. See note 1 for further information. Interest expense has been allocated to the segments based on the specific loan balance outstanding during the year. The corporate component of operating income represents corporate selling, general and administrative expenses.

       For the year ended
       December 31, 1999                      Segments


                                                        Tire Holders
                                                           Lifts
                                       Heat              and Related
                                    Technology            Products

       Sales, net                   $ 48,933,698        $ 18,527,089
       Operating costs and
         expenses                     48,413,387          16,405,974
       General corporate
         expenses, net                    --                  --

       Operating income                  520,311           2,121,115

       Interest expense                  643,008              --
       Interest (income)                 (44,336)             --
       Losses of affiliate                 2,181              --
       Other (income) expense, net       296,340              (1,575)

       Income (loss) before income
         taxes (benefits)               (376,882)          2,122,690
       Income taxes (benefits)           (41,508)            774,212
       Income taxes (benefits)
         general corporate
         expenses, net                    --                  --

       Net income (loss)            $   (335,374)       $  1,348,478
                                    ============        ============

       Depreciation and
         amortization               $    708,731        $    210,848
                                    ============        ============
       Property, plant and
         equipment additions        $    820,601        $    147,614
                                    ============        ============

       Total assets                 $ 41,684,756        $  6,291,998
                                    ============        ============


       4.  BUSINESS SEGMENT INFORMATION (CONTINUED)

       FOR THE YEAR ENDED
       December 31, 1999                     Segments

                                     Precision
                                     Miniature
                                    Medical and
                                     Electronic
                                      Products             Total

       Sales, net                   $ 35,292,272        $102,753,059
       Operating costs and
         expenses                     32,900,251          97,719,612
       General corporate
         expenses, net                    --                 956,459

       Operating income                2,392,021           4,076,988

       Interest expense                  419,813           1,062,821
       Interest (income)                 (33,563)            (77,899)
       Losses of affiliate                --                   2,181
       Other (income) expense, net       102,885             397,650

       Income (loss) before income
         taxes (benefits)              1,902,886           2,692,235
       Income taxes (benefits)           612,955           1,345,659
       Income taxes (benefits)
         general corporate
         expenses, net                    --                (382,584)

       Net income (loss)            $  1,289,931        $  1,729,160
                                    ============        ============

       Depreciation and
         amortization               $  3,036,400        $  3,955,979
                                    ============        ============
       Property, plant and
         equipment additions        $  2,925,950        $  3,894,165
                                    ============        ============

       Total assets                 $ 37,072,946        $ 85,049,700
                                    ============        ============



        4.  BUSINESS SEGMENT INFORMATION (CONTINUED)

       FOR THE YEAR ENDED
       December 31, 1998                      Segments

                                                        Tire Holders,
                                                           Lifts
                                       Heat              and Related
                                     Technology           Products

       Sales, net                   $46,404,713         $16,155,730
       Operating costs and
         expenses                    45,001,082          14,782,644
       General corporate expenses,
         net                             --                  --
       Operating income               1,403,631           1,373,086

       Interest expense                 628,362                 313
       Interest (income)               (122,948)             --
       (Earnings) of affiliate           (2,924)             --
       Other (income) expense, net      (69,325)            (27,409)

       Income before income
         taxes (benefits)               970,466           1,400,182

       Income taxes (benefits)         (816,400)            523,799

       Income taxes (benefits)
         general corporate
         expenses, net                   --                  --

       Net income                   $ 1,786,866         $   876,383
                                    ===========         ===========

       Depreciation and
         amortization               $   636,323         $   221,320
                                    ===========         ===========
       Property, plant and
         equipment additions        $   298,274         $   157,928
                                    ===========         ===========

       Total assets                 $43,949,158         $ 6,481,758
                                    ===========         ===========


        4.  BUSINESS SEGMENT INFORMATION (CONTINUED)

       FOR THE YEAR ENDED
       December 31, 1998                    Segments
                                     Precision
                                     Miniature
                                     Medical and
                                      Electronic
                                       Products            Total

       Sales, net                   $36,994,111         $99,554,554
       Operating costs and
         expenses                    33,858,895          93,642,621
       General corporate expenses,
         net                             --               1,053,536
       Operating income               3,135,216           4,858,397

       Interest expense                 510,599           1,139,274
       Interest (income)                (22,099)           (145,047)
       (Earnings) of affiliate           --                  (2,924)
       Other (income) expense, net       13,981             (82,753)

       Income before income
         taxes (benefits)             2,632,735           3,949,847

       Income taxes (benefits)        1,054,340             761,739

       Income taxes (benefits)
         general corporate
         expenses, net                   --                (421,414)

       Net income                   $ 1,578,395         $ 3,609,522
                                    ===========         ===========

       Depreciation and
         amortization               $ 2,951,602         $ 3,809,245
                                    ===========         ===========
       Property, plant and
         equipment additions        $ 3,098,338         $ 3,554,540
                                    ===========         ===========

       Total assets                 $37,192,072         $87,622,988
                                    ===========         ===========







       4.  BUSINESS SEGMENT INFORMATION (CONTINUED)
       FOR THE YEAR ENDED
       December 31, 1997                     Segments

                                                       Tire Holders, Lifts
                                        Heat              and Related
                                     Technology            Products

       Sales, net                   $62,971,797         $14,938,301
       Operating costs and
         expenses                    59,255,515          14,114,362
       General corporate
         expenses, net                    --                  --

       Operating income               3,716,282             823,939

       Interest expense                 396,578               1,174
       Interest (income)               (236,353)              --
       Losses of affiliate                4,715               --
       Other (income) expense, net      113,357             (35,500)

       Income before income
         taxes (benefits)             3,437,985             858,265
       Income taxes                     962,417             318,601
       Income taxes (benefits)
         general corporate
         expenses, net                    --                  --

       Net income                   $ 2,475,568         $   539,664
                                    ===========         ===========

       Depreciation and
         amortization               $   511,014         $   241,708
                                    ===========         ===========
       Property, plant and
         equipment additions        $   370,235         $   342,649
                                    ===========         ===========

       Total assets                 $42,487,156         $ 5,922,281
                                    ===========         ===========


        4.  BUSINESS SEGMENT INFORMATION (CONTINUED)

       FOR THE YEAR ENDED
       December 31, 1997                     Segments

                                 Precision Miniature
                                    Medical and
                                     Electronic
                                      Products             Total

       Sales, net                   $33,254,465         $111,164,563
       Operating costs and
         expenses                    29,407,506          102,777,383
       General corporate
         expenses, net                    --               1,215,698

       Operating income               3,846,959            7,171,482

       Interest expense                 641,772            1,039,524
       Interest (income)                 (1,239)            (237,592)
       Losses of affiliate                --                   4,715
       Other (income) expense, net      (74,187)               3,670

       Income before income
         taxes (benefits)             3,280,613            6,361,165
       Income taxes                   1,179,217            2,460,235
       Income taxes (benefits)
         general corporate
         expenses, net                    --                (486,279)

       Net income                   $ 2,101,396         $  4,387,209
                                    ===========         ============

       Depreciation and
         amortization               $ 2,715,776         $  3,468,498
                                    ===========         ============
       Property, plant and
         equipment additions        $ 2,949,899         $  3,662,783
                                    ===========         ============

       Total assets                 $33,385,627         $ 81,795,064
                                    ===========         ============





       4.  BUSINESS SEGMENT INFORMATION - (Continued)

       The geographical distribution of identifiable assets and net sales to geographical areas for the years ended December 31, 1999, 1998, and 1997 are set forth below:


       Identifiable Assets

                                    1999              1998             1997

       United States            $ 54,083,677      $58,806,813      $58,660,565
       France                     30,588,181       31,066,873       25,311,908
       Other                       5,880,803        2,815,754        3,432,986
       Eliminations               (5,502,961)      (5,066,452)      (5,610,395)

       Consolidated             $ 85,049,700      $87,622,988      $81,795,064
                                ============      ===========      ===========


       Net Sales to Geographical Areas


       United States            $ 47,338,457      $46,037,182      $ 55,833,866
       Austria                       184,303        1,336,418        21,033,610
       France                      9,830,126        9,911,425           571,618
       Germany                    14,787,167        8,660,921         2,132,966
       All other countries        30,613,006       33,608,608        31,592,503

       Consolidated             $102,753,059      $99,554,554      $111,164,563
                                ============      ============     ============

       Due to the nature of the Company's heat technology products, one contract may account for a large percentage of sales in a particular period; however, the Company is not dependent on any one heat technology customer on an ongoing basis.

       Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to the United Kingdom, Holland, Saudi Arabia and Mexico.

       Consolidated net sales in 1999 include approximately $11,211,000 or 10.9% from a contract with one customer executed by the Company's heat technology group. Approximately $22,412,000 of consolidated net sales were attributable to customers in the steel industry.

       Consolidated net sales in 1998 do not result from sales to any one individual customer in excess of 10% of total sales. Consolidated net sales in 1998 include approximately $21,176,000 attributable to customers in the steel industry.

       Consolidated net sales in 1997 include approximately $34,719,000 or 31% from contracts with two customers executed by the Company's heat technology group. Approximately $51,780,000 of consolidated net sales were attributable to customers in the steel industry.





       5.  FAIR VALUE OF FINANCIAL INSTRUMENTS

       The following table presents the carrying amounts and estimated fair values of the Company's financial instruments at December 31, 1999 and 1998. The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.

                                       1999                      1998
                               Carrying       Fair       Carrying      Fair
                                Amount       Value        Amount      Value


       Financial assets
         Cash, including cash
           equivalents . . . $ 1,756,008  $ 1,756,008  $ 2,784,284 $ 2,784,284
         Accounts and notes
           receivables . .    28,795,466   28,795,466   30,494,933  30,494,933

       Financial liabilities
         Notes payable . .     9,417,666    9,417,666    4,701,279   4,701,279
         Trade accounts
           payables. . . .    13,191,213   13,191,213   15,410,642  15,410,642
         Customer advance
           payments on
           contracts . . .     1,221,946    1,221,946      697,270     697,270
         Other accrued
           liabilities . .     6,247,938    6,247,938    6,512,016   6,512,016

         Long-term debt. . . . 5,654,132    5,612,851    9,443,961   9,184,268

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




       6.  INVENTORIES

       Inventories consist of the following:

                                                          Finished
                              Raw          Work-in-     products and
          December 31       materials      process       components    Total
       1999
       Domestic . . . . .   $2,516,829    $2,501,805    $3,904,974 $ 8,923,608
       Foreign  . . . . .      341,367     3,018,902       485,741   3,846,010
         Total  . . . . .   $2,858,196    $5,520,707    $4,390,715 $12,769,618
                            ==========    ==========    ========== ===========

       1998
       Domestic . . . . .   $3,226,583    $2,514,280    $4,657,729 $10,398,592
       Foreign  . . . . .      192,308     1,772,286       265,437   2,230,031
         Total  . . . . .   $3,418,891    $4,286,566    $4,923,166 $12,628,623
                            ==========    ==========    ========== ===========


       7.  LONG-TERM CONTRACTS AND RECEIVABLES

       Accounts and notes receivable at December 31, 1999 and 1998 include the following elements from long-term contracts:

                                                    1999            1998
       Amounts billed . . . . . . . . . . . .   $ 5,093,792     $ 8,443,357
       Retainage, due upon completion . . . .       788,155         398,664
       Unbilled receivables . . . . . . . . .     6,043,273       3,897,965
         Total  . . . . . . . . . . . . . . .   $11,925,220     $12,739,986
                                                ===========     ===========

       The balances billed but not paid by customers, pursuant to retainage provisions included in long-term contracts, will be due upon completion of the contracts and acceptance by the customer. The retainage balances at December 31, 1999 are anticipated to be collected in 2000.

       The unbilled receivables are comprised principally of amounts of revenue recognized on contracts (on the percentage-of-completion method) for which billings had not been presented to the customers because the amounts were not billable under the contract terms at the balance sheet date. In accordance with the contract terms the unbilled receivables at December 31, 1999 will be billed in 2000.

       Inventories include no costs relating to long-term sales contracts in 1999, however, $203,132 was included at December 31, 1998.

       At December 31, 1999 and 1998, the Company had $1,947,307 and $1,793,489,
       respectively, of trade accounts receivable due from major U.S. automotive manufacturers. At December 31, 1999 and 1998, the Company had $3,577,992 and $4,218,009, respectively, of trade accounts receivable due from hearing aid manufacturers. The Company also had $9,006,413 and $11,886,926 at December 31, 1999 and 1998, respectively, in currently billed and unbilled receivables from long-term contracts for customers in the steel industry in North America and Europe.





       8.  NOTES PAYABLE AND LONG-TERM DEBT

       NOTES PAYABLE

       Notes payable at December 31, 1999 and 1998 are summarized below:

                                                        1999            1998
       Notes payable:
         Short term borrowings, European banks       $5,424,666      $2,609,725
         Short term borrowings, domestic banks        3,993,000       2,091,554

           Total notes payable                       $9,417,666      $4,701,279
                                                     ==========      ==========

       Consolidated European subsidiaries have working capital credit arrangements with European banks aggregating $17,878,000. Of this amount, $6,484,000 may be used to borrow funds for working capital or guarantee customer advance payments on contracts. The remaining $11,394,000 may be used only for guaranteeing customer advance payments, of which $6,716,000 was utilized at December 31, 1999 at interest rates ranging from .6% to .75%. At December 31, 1999 the Company's European subsidiaries had borrowings of $5,424,666, which bear interest at annual rates ranging from 4.98% to 8.5%. These credit arrangements have no expiration dates and are guaranteed by the Company.

       The maximum amounts of short-term borrowings and bank guarantees at any month end were $12,141,000 in 1999, $7,447,000 in 1998 and $15,002,000 in
       1997. The average short-term borrowings and bank guarantees outstanding during 1999, 1998 and 1997 amounted to $7,281,000, $4,865,000 and
       $8,498,000, respectively. The average short-term interest rates in 1999, 1998 and 1997 for outstanding borrowings were 5.5%, 6% and 9%, respectively.

       The Company and its domestic subsidiaries entered into revolving credit loan facilities under which borrowings or letters of credit aggregating $4,000,000 could be outstanding at any one time. At December 31, 1999, the borrowings on $1,100,000 bear a 60 day London Interbank Offered Rate (LIBOR) plus 1.25% variable rate. At December 31, 1999, the rate was 7.45%. Borrowings under the facility, excluding the $1,100,000 portion, bear interest at a rate of 1.25% above LIBOR (7.0725% at December 31, 1999) and a commitment fee of 1/4% per annum is payable on the unborrowed portion of the line. The credit facility expires in January, 2001.

       The maximum amounts of short term borrowings at any month end 1999 were $3,993,000. The average short term borrowings outstanding during 1999 were $3,278,000. The average short term interest rate in 1999 was 6.5%.





       8.  NOTES PAYABLE AND LONG-TERM DEBT - (Continued)

       LONG-TERM DEBT

       Long-term debt at December 31, 1999 and 1998 is summarized below:

                                                     1999           1998
       Long-term debt:
         Term loans, domestic banks              $ 1,943,600     $ 4,520,024
         Term loans, European banks                2,817,114       3,926,376
         Mortgage notes                              862,500         906,584
         Other borrowings                             30,918          90,977

                                                   5,654,132       9,443,961
         Less:  current maturities                 1,958,951       3,178,241

                                                 $ 3,695,181     $ 6,265,720
                                                 ===========     ===========

       The terms of the domestic loan agreement require monthly principal payments of approximately $196,000 through March, 2000 when the principal payments are reduced to $58,000 for the remaining term of the loan through February, 2002. Additional payments of principal are required depending upon the annual earnings of the Company's domestic operations and as a result of this requirement, the Company had an additional principal payment of approximately $226,000 in 1999. At December 31, 1999, the borrowings under the credit agreement bore interest, payable monthly, at an interest rate ranging from of 6-3/4% to a rate of 1.5% above LIBOR (7.9625% at December 31, 1999). The credit agreement is subject to a prepayment penalty of 3%, to the extent the loan is paid off with additional borrowings.

       The domestic loan and the revolving credit loan facilities are secured by the Company's domestic assets, and the Company's domestic subsidiaries' stock. The agreements contain restrictive covenants regarding the payment of cash dividends, maintenance of working capital, net worth, and shareholders' equity, along with the maintenance of certain financial ratios. The Company and its domestic subsidiaries are required to maintain consolidated tangible capital funds of approximately $24.8 million through December 31, 1999 consisting of shareholders' equity, plus subordinated debt, less intangible assets, increased annually after December 31, 1999 by 60% of net income and contributions to capital. At December 31, 1999, the Company exceeded the amount required to satisfy this covenant in the loan agreement by $1.8 million.


       8.  NOTES PAYABLE AND LONG-TERM DEBT - (Continued)

       The Company's French subsidiary, Selas S.A., financed its premises outside of Paris with bank borrowings maturing August 31, 2006 with required quarterly installments of principal of $46,192 (FF 300,000).
       The loan carries interest payable quarterly at the Paris Interbank Offered Rate (PIBOR) plus .7% (4.04% at December 31, 1999). The loan balances as of December 31, 1999 and 1998 were $1,200,998 (FF 7,800,000)
       and $1,607,143 (FF 9,000,000), respectively. This loan can be prepaid, subject to a premium of 3% of the amount prepaid. The debt is secured by the land and building of Selas S.A.

       The Company assumed a mortgage at the date of acquisition of RTI. This borrowing was repaid on July 1, 1999 with additional borrowings of $900,000 payable monthly at $7,500 per month and carries a variable interest rate of LIBOR plus 1.25%. At December 31, 1999 the principal balance was $862,500 and the interest rate was 7.7212%.

       In February, 1998 the Company's French subsidiary utilized the proceeds of a loan to purchase the assets of CFR. See note 2 regarding the acquisition. Under the terms of the loan agreement, principal amounts are repayable over the next four years on a quarterly basis of $115,481 (FF 750,000). The loan carries interest at a fixed rate of 5.65%. The loan balance at December 31, 1999 was $1,501,247 (FF 9,750,000).

       The aggregate maturities of long-term debt for the five years ending December 31, 2004 and thereafter are as follows:

       Years ending December 31                       Aggregate Maturity

             2000 . . . . . . . . . . . . . . . . .     $  1,958,951
             2001 . . . . . . . . . . . . . . . . .        1,471,297
             2002 . . . . . . . . . . . . . . . . .          856,768
             2003 . . . . . . . . . . . . . . . . .          393,659
             2004 . . . . . . . . . . . . . . . . .          278,179
             2005 and thereafter  . . . . . . . . .          695,278

                                                        $  5,654,132
                                                      ==============
       9.  DERIVATIVE FINANCIAL INSTRUMENTS

       Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating-rate long-term debt. At December 31, 1999, the Company's French subsidiary was a party to one interest rate swap agreement. The interest rate swap agreement is with major European financial institutions having a total notional amount of $1.5 million at December 31, 1999. The notional amount will decrease consistent with the terms of the related long-term debt agreement. The swap agreement requires fixed interest payments based on an effective rate of 8.55% for the remaining term through May, 2006. The subsidiary continually monitors its position and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties. Additional interest incurred during 1999, 1998 and 1997 in connection with the swap agreement amounted to $69,293, $81,512 and $95,584, respectively.




       9.  DERIVATIVE FINANCIAL INSTRUMENTS - (Continued)

       The fair value of the interest rate swap agreement was $1.4 million at December 31, 1999. The fair value of this financial instrument (used for hedging purposes) represents the aggregate replacement cost based on financial institution quotes. The Company is exposed to market risks from changes in interest rates and fluctuations in foreign exchange rates.


       10.  OTHER ACCRUED LIABILITIES

       Other accrued liabilities at December 31, 1999 and 1998 are as follows:

                                                      1999            1998

       Salaries, wages and commissions . . . $ 2,025,608 $ 2,652,296 Taxes, including payroll withholdings
         and VAT, excluding income taxes . .        1,722,761       1,696,040
       Accrued pension costs . . . . . . . .          829,238         611,794
       Accrued professional fees . . . . . .          436,015         748,464
       Accrued insurance . . . . . . . . . .          324,943         306,585
       Other . . . . . . . . . . . . . . . .          909,373         496,837

                                                  $ 6,247,938     $ 6,512,016
                                                  ===========     ===========

       11.  DOMESTIC AND FOREIGN INCOME TAXES

       Domestic and foreign income taxes (benefits) are comprised as follows:

                                              Years ended December 31
                                         1999            1998           1997

       Current
         Federal   . . . . . . . . . $   501,519     $ 1,296,209   $ 2,222,160
         State     . . . . . . . . .       7,194         246,035       197,799
         Foreign   . . . . . . . . .     219,901         811,795       237,612

                                         728,614       2,354,039     2,657,571


       Deferred
         Federal   . . . . . . . . .     496,490        (476,590)     (543,436)
         State     . . . . . . . . .     125,358        (220,237)     (130,176)
         Foreign   . . . . . . . . .    (387,387)     (1,316,887)      (10,003)

                                         234,461      (2,013,714)     (683,615)

       Income taxes  . . . . . . . . $   963,075     $   340,325   $ 1,973,956
                                     ===========     ===========   ===========

       Income (loss) before income taxes is as follows:

         Foreign   . . . . . . . . . $  (194,731)    $  (758,980)  $   938,388
         Domestic  . . . . . . . . .   2,886,966       4,708,827     5,422,777

                                     $ 2,692,235     $ 3,949,847   $ 6,361,165
                                     ===========     ===========   ===========




       11.  DOMESTIC AND FOREIGN INCOME TAXES - (Continued)
       The following is a reconciliation of the statutory federal income tax rate to the effective tax rate based on income (loss):

                                              Years ended December 31
                                            1999        1998        1997
       Tax provision at statutory
         rate  . . . . . . . . . . .       34.0%        34.0%      34.0%
       Net foreign operating loss
         carryforwards . . . . . . .        2.6         (1.3)      (1.5)
       Effect of foreign tax rates .       (6.4)        (5.0)        --
       Change in domestic valuation
         allowance                           --        (19.2)        --
       Goodwill amortization                5.2          3.2        1.8
       State taxes net of federal
         benefit   . . . . . . . . .        3.2          0.4        0.7
       Tax benefits related to
         export sales  . . . . . . .       (5.0)        (3.6)      (3.2)
       Other . . . . . . . . . . . .        2.2          0.1       (0.8)

       Domestic and foreign income
         tax rate  . . . . . . . . .       35.8%         8.6%      31.0%
                                          ======        ====       ====


       The significant components of deferred income taxes (benefits) for the years ended December 31, 1999, 1998 and 1997 are as follows:

                                                    Years ended December 31

                                               1999         1998         1997

         Deferred income tax (benefit)   $   610,893    $(1,894,475)   $(38,853)
         (Decrease) in beginning-of-the-
           year balance of the
           valuation allowance for
           deferred tax assets              (155,255)       (76,664)   (618,613)
         Currency translation adjustment    (221,177)       (42,575)    (26,149)

                                         $   234,461    $(2,013,714)  $(683,615)
                                           ===========    =========== =========





       11.  DOMESTIC AND FOREIGN INCOME TAXES - (Continued)

       The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 1999 and 1998 are presented below:


       Deferred tax assets:                              1999           1998
         Postretirement benefit obligations           $1,339,778     $1,353,770
         Net operating loss carryforwards              2,648,520      2,613,379
         State income taxes                              353,014        432,762
         Guarantee obligations and estimated future
           costs of service accruals                     504,872        749,147
         Employee pension plan obligations               325,337        208,011
         Compensated absences, principally due to
           accrual for financial reporting purposes      270,787        285,780
         Other                                           527,022      1,021,777

           Total gross deferred tax assets             5,969,330      6,664,626
           Less:  valuation allowance                  1,464,907      1,620,162

           Net deferred tax assets                     4,504,423      5,044,464

       Deferred tax liabilities:
         Plant and equipment, principally due
           to differences in depreciation and
           capitalized interest                        1,338,333      1,389,500
         Other                                           175,604        208,838
           Total gross deferred tax liabilities        1,513,937      1,598,338

           Net deferred tax assets                    $2,990,486     $3,446,126
                                                      ==========     ==========

       Domestic and foreign deferred taxes are comprised as follows:

       December 31, 1999      Federal       State        Foreign       Total

       Current deferred
         asset (liability)  $  983,825    $   (8,535)   $1,452,953  $2,428,243
       Non-current deferred
         asset                 117,641       283,343       161,259     562,243

       Net deferred tax
         asset              $1,101,466    $  274,808    $1,614,212  $2,990,486
                            ==========    ==========    ==========  ==========


       December 31, 1998      Federal       State        Foreign       Total

       Current deferred
         asset              $1,573,791    $   78,192    $1,230,978  $2,882,961
       Non-current deferred
         asset                  66,841       279,298       217,026     563,165

       Net deferred tax
         asset              $1,640,632    $  357,490    $1,448,004  $3,446,126
                            ==========    ==========    ==========  ==========








       11.  DOMESTIC AND FOREIGN INCOME TAXES - (Continued)

       At December 31, 1999, the Company had $557,046 of income tax receivable included in accounts and notes receivable.

       The valuation allowance for deferred tax assets as of January 1, 1999 was $1,620,162. The net change in the total valuation allowance for the year ended December 31, 1999 was a decrease of $155,255. The remaining valuation allowance of $1,464,907 is maintained against deferred tax assets which the Company has determined are not more than likely to be
       realized.   Subsequently recognized tax benefits, if any, relating to the valuation allowance for deferred tax assets will be reported in the consolidated statement of operations.

       In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Based upon the level of historical taxable income and projections for future taxable income over the periods which the deferred tax assets are deductible, along with reasonable and prudent tax planning
       strategies and the expiration dates of carryforwards,   management
       believes it is more likely than not the Company will realize the benefits of these deductible differences, net of the existing valuation allowances, at December 31, 1999.

       At December 31, 1999 the Company has net operating loss carryforwards for foreign income tax purposes of $7,432,849 of which $301,116 expire in 2001, $430,813 expire in 2002, $2,208,227 expire in 2003, $1,159,359 expire in 2004 and $3,333,333 have no expiration date and are available to offset future foreign taxable income.

       No provision has been made for United States income tax which may be payable on undistributed income of the Company's foreign subsidiaries since it is the Company's intention to reinvest the unremitted earnings. Furthermore, based on current federal income tax laws, the federal income tax on future dividends will be offset by foreign tax credits in certain instances. At December 31, 1999 the Company has not recognized a deferred tax liability of approximately $1,935,000 on undistributed retained earnings of such subsidiaries of $5,692,000.





       12. EMPLOYEE BENEFIT PLANS

       The Company has two defined benefit pension plans. One covers salaried employees and the other plan covers union employees. The following table sets forth the plans' funded status and amounts recognized in the Company's statements of financial position at December 31, 1999 and 1998:

                                                         December 31
                                                   1999             1998
       Change in Projected Benefit Obligation
       Projected benefit obligation at
         January 1                              $ 5,298,307      $ 4,854,807
       Service cost (excluding administra-
         tive expenses)                             205,780          190,634
       Interest cost                                330,527          327,160
       Actuarial (gain)/loss                       (492,895)         246,923
       Benefits paid                               (345,691)        (321,217)

       Projected benefit obligation at
         December 31                              4,996,028        5,298,307

       Change in Fair Value of Plan Assets
       Fair value of plan assets at
         January 1                                4,864,437        4,125,563
       Actual return on plan assets                 917,772          804,213
       Employer contribution                         40,000          289,627
       Expenses                                     (25,942)         (33,749)
       Benefits paid                               (345,692)        (321,217)

       Fair value of plan assets at
         December 31                              5,450,575        4,864,437

       Funded status                                454,547         (433,870)

       Unrecognized net actuarial (gain)/loss    (1,344,839)        (304,525)
       Unrecognized net obligation                   55,124          110,245
       Unrecognized prior service cost                5,930           16,356

       (Accrued) pension cost at December 31    $  (829,238)     $  (611,794)
                                                ===========      ===========








       12.  EMPLOYEE BENEFIT PLANS- (Continued)

       Net periodic pension cost for these plans for the years 1999, 1998 and 1997 included the following components:

                                               Years ended December 31
                                           1999         1998           1997

       Service cost - benefits
         earned during the period      $ 240,928     $ 220,141     $ 182,973

       Interest cost on projected
         benefit obligation              330,527       327,160       319,109

       Expected return on assets        (376,931)     (323,648)     (285,980)

       Amortization of net obligation     55,121        55,121        55,121

       Amortization of prior service
         cost                             10,427        10,427        10,427

       Recognized net actuarial (gain)    (2,628)         --            --

       Net periodic pension cost       $ 257,444     $ 289,201     $ 281,650
                                       =========     =========     =========

       The discount rate used to determine the projected benefit obligation for both the salaried and union plans was 7.25% for 1999, 6.5% for 1998 and 7% for 1997.

       The projected benefit obligation was determined by using an assumed rate of increase in compensation levels of 5% for 1999, 1998 and 1997 for the salaried plan. The expected long-term rate of return on assets for both plans was 8%.

       The Company's French subsidiaries, Selas S.A. and CFR, are obligated to contribute to an employee profit sharing plan under which annual contributions are determined on the basis of a prescribed formula using capitalization, salaries and certain revenues. Amounts are paid into a bank trust fund the year following the contribution calculation. Profit
       sharing expense for 1999 was $110,337.   No contribution was recognized
       in 1998 or 1997.

       The Company has defined contribution plans for most of its domestic employees not covered by collective bargaining agreements. Under these plans, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plans. The Company contribution to these plans for 1999, 1998 and 1997 was $383,015, $377,447 and $362,292,
       respectively.





       12.  EMPLOYEE BENEFIT PLANS- (Continued)

       The Company provides postretirement medical benefits to certain domestic full-time employees who meet minimum age and service requirements. In 1999 a plan amendment was instituted which limits the liability for postretirement benefits beginning January 1, 2000. This plan amendment resulted in a $1.1 million unrecognized prior service cost reduction which will be recognized as employees render the services necessary to earn the postretirement benefit. The Company's policy is to pay the cost of these postretirement benefits when required on a cash basis. The Company also has provided certain foreign employees with retirement related benefits.

       The following table presents the amounts recognized in the Company's consolidated balance sheet at December 31, 1999 and 1998 for postretirement medical benefits:

       Accumulated postretirement medical benefit obligation:


                                                          December 31

       Change in Projected Benefit Obligation         1999            1998
       Projected benefit obligation at January 1  $ 2,867,101     $ 2,801,051
       Service cost (excluding administrative
         expenses)                                     34,920          30,611
       Interest cost                                  170,180         187,324
       Plan amendment                              (1,135,426)           --
       Actuarial (gain)/loss                         (228,820)         71,387
       Benefits paid                                 (231,454)       (223,272)

       Projected benefit obligation at
         December 31                                1,476,501       2,867,101

       Change in Fair Value of Plan Assets
       Employer contribution                          231,454         223,272
       Benefits paid                                 (231,454)       (223,272)

       Fair value of plan assets at December 31          --              --

       Funded status                                1,476,501       2,867,101
       Unrecognized net actuarial gain                615,170         403,329
       Unrecognized prior service cost              1,135,426            --

       Accrued postretirement benefit cost        $ 3,227,097     $ 3,270,430
                                                  ===========     ===========

       Accrued postretirement medical benefit costs are classified as other postretirement benefit obligations as of December 31, 1999 and 1998.

       12.  EMPLOYEE BENEFIT PLANS - (Continued)

       Net periodic postretirement medical benefit costs for 1999, 1998 and 1997 include the following components:

                                             Years ended December 31
                                         1999          1998          1997

         Service cost                 $ 34,920      $ 30,611      $ 27,707
         Interest cost                 170,180       187,324       192,610
         Amortization of unrecognized
           gain                        (16,979)      (14,970)      (18,702)

         Net periodic postretirement
           medical benefit cost       $188,121      $202,965      $201,615
                                      ========      ========      ========

       For measurement purposes, a 9.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 1999; the rate was assumed to decrease gradually to 6% by the year 2007 and remain at that level thereafter. The health care cost trend rate assumption may have a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated postretirement medical benefit obligation as of December 31, 1999 by $2,059 and the aggregate of the service and interest cost components of net periodic postretirement medical benefit cost for the year ended December 31, 1999 by $11,560.

       The weighted-average discount rate used in determining the accumulated postretirement medical benefit obligation at December 31, 1999 and 1998 was 7.25% and 6.5%, respectively.

       The Company provides retirement related benefits to a former employee, and to certain foreign subsidiary employees in accordance with industry-wide collective labor agreements. The liabilities established for these benefits at December 31, 1999 and 1998 were $903,164 and $825,627, respectively, and are classified as other postretirement benefit obligations as of December 31, 1999 and 1998.

       13.  CURRENCY TRANSLATION ADJUSTMENTS

       All assets and liabilities of foreign operations are translated into U.S. dollars at prevailing rates of exchange in effect at the balance sheet date. Revenues and expenses are translated using average rates of exchange for the year. The functional currency of the Company's foreign operations is the currency of the country in which the entity resides; such currencies are the French franc, German mark, Italian lira, British pound, Singapore dollar, Portugal escudo and Japanese yen. Adjustments resulting from the process of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as a separate component of shareholders' equity, net of tax where appropriate. Gains and losses arising from foreign currency transactions are reflected in the consolidated statements of operations as incurred. Foreign currency transaction gains (losses) included in the statements of operations for 1999, 1998 and 1997 were ($296,583), $175,609 and $13,819, respectively.





     14.   COMMON STOCK AND STOCK OPTIONS

     Under the Company's 1985 and 1994 Stock Option Plans, options to an aggregate of 900,000 shares of common stock may be granted to certain officers and key employees. In 1998 the Board of Directors established a 1998 Stock Option Plan to issue up to 75,000 shares to certain non-employee Directors, both at no less than 100% of the fair market value at the date of grant. All options are exercisable until the earlier of termination pursuant to the plans or ten years from date of grant.

     At December 31, 1999, there were 122,800 additional shares available for grant under the 1994 plan and 55,000 additional shares available for grant under the 1998 plan. The per share weighted-average fair values of stock options granted during 1998 ranged from $3.07 to $4.25 on the date of grants using the Black Scholes option-pricing model with the following weighted-average assumptions: 1998 - expected dividend yield 1.9%; risk free interest rates ranged from 4.39% to 5.71%; expected life of 6 years and expected volatility of the stock over the life of the options which is based on the past 9 years of the stock's activity.

     The Company applies APB Opinion No. 25 in accounting for its Plans, and, accordingly, no compensation cost has been recognized for its stock options in the financial statements. Had the Company determined compensation cost based on the fair value at the grant date of its stock options under SFAS No. 123, the Company's net income would have been reduced to the proforma amount indicated below:

                                    1999          1998          1997

       Net income as reported    $1,729,160    $3,609,522    $4,387,209
       Net income proforma       $1,510,137    $3,297,704    $4,346,245
       Basic earnings per share
         as reported                $.33          $.69          $.84
       Basic earnings per share
         proforma                   $.29          $.63          $.83

       Options of 225,000 were granted in 1998. No options were granted in 1999 and 1997. Proforma net income reflects options granted in 1998 and 1995. Therefore, the full impact of calculating compensation cost for stock options under SFAS No. 123 is not reflected in the proforma net income amounts presented above because compensation cost is reflected over the options vesting periods of 2 to 5 years and compensation cost for options granted prior to January 1, 1995 is not considered.






       14.   COMMON STOCK AND STOCK OPTIONS- (Continued)

       Stock option activity during the periods indicated is as follows:

                                               Number of     Weighted-average
                                                Shares        Exercise Price


       Outstanding at January 1, 1997           418,988         $  6.99
         Options exercised                      (35,700)           4.35

       Outstanding at December 31, 1997         383,288         $  7.24
         Options granted                        225,000            9.61
         Options exercised                       (2,200)           4.63
         Options forfeited                       (2,200)           6.10

       Outstanding at December 31, 1998         603,888         $  8.14

         Options exercised                      (19,888)           4.20
         Options forfeited                      (13,600)           8.40

       Outstanding at December 31, 1999         570,400          $ 8.27
                                               ========




       14.   COMMON STOCK AND STOCK OPTIONS- (Continued)

       The following summarizes information about the Company's stock options outstanding at December 31, 1999:

                                       Options Outstanding

                                             Weighted-Average
       Range of              Number            Remaining
       Exercise            Outstanding        Contractual    Weighted-Average
       Prices              at 12/31/99          Life         Exercise Price

       $5.35- 7.75           227,800             5.10            $6.35
        9.06-11.42           342,600             4.54             9.79


       The following summarizes information about the Company's stock options outstanding at December 31, 1999:




                Options Exercisable

         Number
       Exercisable         Weighted-Average
       at 12/31/99         Exercise Price

        185,240                 $6.19
        216,086                  9.57





       15. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

       The following is a tabulation of unaudited quarterly results of operations.

       1999                    First        Second          Third       Fourth
                              Quarter      Quarter          Quarter     Quarter


       Net sales . . . . . .$24,053,000   $25,391,000   $26,166,000  $27,143,000
                            ===========   ===========   ===========  ===========

       Gross profit  . . . .$ 4,521,000   $ 4,963,000   $ 6,001,000  $ 6,036,000
                            ===========   ===========    ==========  ===========

       Net income (loss) . .$  (354,000)  $    32,000   $ 1,142,000  $   910,000
                            ===========   ===========   ===========  ===========

       Earnings (loss) per share

           Basic                 ($.07)        $.01            $.22         $.18
                                 ======        ====            ====         ====

           Diluted               ($.07)        $.01            $.22         $.18
                                 ======        ====            ====         ====


       1998                    First        Second          Third        Fourth
                              Quarter     Quarter (1)       Quarter     Quarter


       Net sales . . . . . .$21,867,000   $25,222,000   $25,203,000  $27,263,000
                            ===========   ===========   ===========  ===========

       Gross profit  . . . .$ 5,256,000   $ 6,487,000   $ 5,783,000  $ 5,196,000
                            ===========   ===========   ===========  ==========

       Net income  . . . . .$   559,000   $ 1,766,000   $   918,000  $   367,000
                            ===========   ===========   ===========  ===========

       Earnings per share

           Basic                 $.11          $.34          $.18         $.07
                                 ====          ====          ====         ====

           Diluted               $.10          $.33          $.17         $.07
                                 ====          ====          ====         ====


       (1) In the second quarter 1998, the Company reduced the valuation allowance applied against deferred tax benefits associated with domestic postretirement benefit and employee pension plan obligations by $758,000.









       16.  EARNINGS PER SHARE

       The following table sets forth the computation of basic and diluted earnings per share:



                                              1999
                                Income        Shares       Per Share
                               Numerator     Denominator      Amount

       Basic Earnings Per Share

       Income available to
         common shareholders   $1,729,160      5,196,072      $0.33
                                                              =====

       Effect of Dilutive Securities

       Stock options                              12,018

       Earnings contingency                         --


       Diluted Earnings Per
         Share                 $1,729,160      5,208,090      $0.33
                               ====================================






       For additional disclosures regarding the earnings contingency and stock options, see notes 3 and 14, respectively.


       16.  EARNINGS PER SHARE (CONTINUED)

       The following table sets forth the computation of basic and diluted earnings per share:



                                              1998
                                Income        Shares       Per Share
                               Numerator    Denominator     Amount

       Basic Earnings Per Share

       Income available to
         common shareholders   $3,609,522      5,233,016      $0.69
                                                              =====

       Effect of Dilutive Securities

       Stock options                              77,338

       Earnings contingency                         --


       Diluted Earnings Per
        Share                  $3,609,522      5,310,354      $0.68
                               ====================================


       For additional disclosures regarding the earnings contingency and stock options, see notes 3 and 14, respectively.


        16.  EARNINGS PER SHARE (CONTINUED)

       The following table sets forth the computation of basic and diluted earnings per share:



                                                      1997
                                Income          Shares       Per Share
                               Numerator     Denominator      Amount

       Basic Earnings Per Share

       Income available to
         common shareholders   $4,387,209      5,213,124      $0.84
                                                              =====

       Effect of Dilutive Securities

       Stock options                             141,063

       Earnings contingency                          791


       Diluted Earnings Per
        Share                  $4,387,209      5,354,978      $0.82
                               ====================================






       For additional disclosures regarding the earnings contingency and stock options, see notes 3 and 14, respectively.






       17.  CONTINGENCIES AND COMMITMENTS

       The Company is a defendant along with a number of other parties in approximately 200 lawsuits as of December 31, 1999 (150 as of December 31, 1998) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management is of the opinion that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

       In 1995, a dispute which was submitted to arbitration, arose under a contract between a customer and a subsidiary of the Company. Substantial claims were asserted against the subsidiary Company under the terms of the contract. The Company recorded revenue of approximately $1,400,000 in 1994. In June, 1998, the arbitrator found in favor of the customer. The Company has refused to recognize the validity of the arbitration proceedings and decision and believes it is entitled to a new hearing before an international or French tribunal. The Company believes that the disposition of this claim will not materially affect the Company's consolidated financial position or results of operations.

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






       17.  CONTINGENCIES AND COMMITMENTS - (Continued)

       Total rent expense for 1999, 1998 and 1997 under leases pertaining primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more, aggregated
       $1,384,000, $1,020,000 and $873,000, respectively. Remaining rentals payable under such leases are as follows: 2000 - $1,299,000; 2001 - $1,265,000; 2002 - $1,154,000; 2003 - $996,000; 2004 and thereafter -
       $2,228,000.

       18.  RELATED-PARTY TRANSACTIONS

       One of the Company's subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total rent expense incurred under the lease was approximately $330,000 for 1999, 1998 and 1997. Annual lease commitments approximate $330,000 through December, 2000.









       REPORT OF INDEPENDENT AUDITORS
       The Board of Directors and Shareholders
       Selas Corporation of America:

       We have audited the accompanying consolidated balance sheets of Selas Corporation of America and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Selas Corporation of America and subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1999, in conformity with generally accepted accounting principles.






                                                   KPMG LLP


       Philadelphia, Pennsylvania
       February 21, 2000