Form 10-Q
period 2000-03-31
SELAS CORP OF AMERICA
filed 2000-05-11
CIK 88790

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D. C.  20549

                                   FORM 10-Q


   (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
       SECURITIES EXCHANGE ACT OF 1934


   FOR THE PERIOD ENDED              MARCH 31, 2000

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


                 CLASS                    OUTSTANDING AT MAY 8, 2000
    COMMON SHARES, $1.00 PAR VALUE    5,120,714 (exclusive of 514,254
                                              treasury shares)

                        SELAS CORPORATION OF AMERICA


                                 I N D E X

                                                                Page
                                                               Number
   PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

            Consolidated Balance Sheets as of
            March 31, 2000 and December 31, 1999 . . . . . . .  3, 4

            Consolidated Statements of Operations for
            the Three Months Ended March 31, 2000
            and 1999 . . . . . . . . . . . . . . . . . . . . .  5

            Consolidated Statements of Cash Flows for the
            Three Months Ended March 31, 2000 and 1999 . . . .  6

            Consolidated Statement of Shareholders' Equity
            for the Three Months Ended March 31, 2000. . . . .  7

            Notes to Consolidated Financial Statements . . . .  8,9,10,
                                                                11,12

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations  . . . . . . . . . . . . . . . .  13,14,15


          Item 3.  Quantitative and Qualitative Disclosures
                   About Market Risk . . . . . . . . . . . . .  15


   PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings . . . . . . . . . . . . .  16

          Item 6.  Exhibits and Reports on Form 8-K  . . . . .  16

                          SELAS CORPORATION OF AMERICA

                          Consolidated Balance Sheets
                                    Assets
                                               March 31,      December 31,
                                                 2000             1999
                                              (Unaudited)      (Audited)
   Current assets

    Cash, including cash equivalents of
      $999,000 in 2000 and $151,000 in
      1999                                    $ 2,759,335     $ 1,756,008

    Accounts receivable (including unbilled
      receivables of $13,843,000 in 2000 and
      $6,043,000 in 1999, less allowance for
      doubtful accounts of $979,000 in 2000
      and $978,000 in 1999)                    33,297,782      28,795,466

    Inventories                                13,249,377      12,769,618

    Deferred income taxes                       2,351,871       2,428,243

    Other current assets                        2,236,761       2,181,281

         Total current assets                  53,895,126      47,930,616

   Investment in unconsolidated affiliate         574,573         588,965

   Property, plant and equipment

    Land                                          983,228       1,005,537

    Buildings                                  11,222,656      11,435,428

    Machinery and equipment                    29,468,102      28,794,569

                                               41,673,986      41,235,534

    Less:  Accumulated depreciation            23,088,136      22,441,750

           Net property, plant and
           equipment                           18,585,850      18,793,784


   Excess of cost over net assets of acquired
    subsidiaries, less accumulated amortiza-
    tion of $3,349,000 in 2000 and
    $3,165,000 in 1999                         16,621,841      16,214,999

   Deferred income taxes                          518,262         562,243

   Other assets including patents, less
    amortization                                1,103,581         959,093

                                              $91,299,233     $85,049,700
                                              ===========     ===========

          (See accompanying notes to the consolidated financial statements)

                              SELAS CORPORATION OF AMERICA

                              Consolidated Balance Sheets
                          Liabilities and Shareholders' Equity

                                               March 31,      December 31,
                                                 2000            1999
                                              (Unaudited)      (Audited)
   Current liabilities

    Notes payable                             $ 9,644,380     $ 9,417,666

    Current maturities of long-term debt        1,832,467       1,958,951

    Accounts payable                           17,522,448      13,191,213

    Federal, state and foreign income taxes     1,213,766         679,997

    Customers' advance payments on contracts      665,751       1,221,946

    Guarantee obligations and estimated
     costs of service                           1,720,017       1,483,624

    Other accrued liabilities                   6,406,107       6,247,938

         Total current liabilities             39,004,936      34,201,335

   Long-term debt                               4,572,737       3,695,181

   Other postretirement benefit obligations     4,086,780       4,130,261

   Contingencies and commitments

   Shareholders' equity

    Common shares, $1 par; 10,000,000 shares
     authorized; 5,634,968 shares issued        5,634,968       5,634,968

    Additional paid-in capital                 12,012,541      12,012,541

    Retained earnings                          27,562,645      26,592,680

    Accumulated other comprehensive (loss)       (326,384)        (14,496)

     Less:  512,754 and 504,854 common shares,
       respectively, held in treasury,
       at cost                                 (1,248,990)     (1,202,770)

         Total shareholders' equity            43,634,780      43,022,923

                                              $91,299,233     $85,049,700
                                              ===========     ===========


      (See accompanying notes to the consolidated financial statements)

                          SELAS CORPORATION OF AMERICA

                     Consolidated Statements of Operations
                                   (Unaudited)



                                                   Three Months Ended
                                               March 31,       March 31,
                                                  2000            1999

   Sales, net                                 $30,523,008     $24,053,159

   Operating costs and expenses
     Cost of sales                             23,433,621      19,532,059
     Selling, general and
       administrative expenses                  4,783,035       4,501,280

   Operating income                             2,306,352          19,820

     Interest (expense)                          (267,924)       (261,779)
     Interest income                               16,280          22,427
     Other income (expense), net                  (53,980)       (164,087)

   Income (loss) before income
     taxes (benefit)                            2,000,728        (383,619)

   Income taxes (benefit)                         800,135         (29,520)

   Net income (loss)                          $ 1,200,593     $  (354,099)
                                              ===========     ===========

   Earnings (loss) per share

     Basic                                           $.23           ($.07)

     Diluted                                         $.23           ($.07)

   Average shares outstanding

     Basic                                      5,125,000       5,252,000

     Diluted                                    5,137,000       5,252,000


   Comprehensive income (loss)                $   888,705     $  (778,769)
                                              ===========     ===========



          (See accompanying notes to the consolidated financial statements)

                         SELAS CORPORATION OF AMERICA
                    Consolidated Statements of Cash Flows
                                  (Unaudited)
                                                     Three Months Ended
                                                   March 31,       March 31,
                                                      2000            1999
   Cash flows from operating activities:
    Net income (loss)                            $ 1,200,593       $(354,099)
    Adjustments to reconcile net income (loss)
     to net cash provided by operating
     activities:
      Depreciation and amortization                1,020,728         992,609
      Equity in loss of unconsolidated
       affiliate                                      14,392          15,792
      (Gain) on sale of property and equipment          (150)           --
      Deferred taxes                                  42,126         383,616
      Changes in operating assets and liabilities:
       (Increase) decrease in accounts
         receivable                               (4,855,203)      1,707,662
       (Increase) in inventories                    (385,138)        (86,752)
       (Increase) in other assets                   (321,412)       (616,981)
        Increase (decrease) in accounts payable    3,986,351        (220,731)
        Increase (decrease) in accrued expenses      319,902      (1,680,975)
        Increase (decrease) in customer
          advances                                  (445,199)        779,078
       (Decrease) in other liabilities               (19,148)         (5,877)
          Net cash provided by operating
          activities                                 557,842         913,342

   Cash flows from investing activities:
     Purchases of property, plant and equipment     (743,740)       (781,969)
     Proceeds from sale of property, plant and
       equipment                                         150            --
     Acquisition of subsidiary company, net of
      cash acquired                                  144,930          (1,888)
          Net cash (used) by investing
          activities                                (598,660)       (783,857)

   Cash flows from financing activities:
     Proceeds from short-term bank borrowings        890,763       1,255,811
     Proceeds from long-term bank borrowings to
      acquire subsidiary company                   1,735,645            --
     Repayments of short-term bank borrowings       (312,628)     (1,111,671)
     Repayments of long-term debt                   (797,690)       (787,238)
     Proceeds from exercise of stock options            --            32,004
     Payment of dividends                           (230,628)       (236,702)
     Purchase of treasury stock                      (46,220)        (84,451)
          Net cash provided (used) by
          financing activities                     1,239,242        (932,247)

  Effect of exchange rate changes on cash           (195,097)       (120,375)

   Net increase (decrease) in cash and cash
     equivalents                                   1,003,327        (923,137)

   Cash and cash equivalents, beginning of
     period                                        1,756,008       2,784,282

   Cash and cash equivalents, end of period      $ 2,759,335     $ 1,861,145
                                                 ===========     ===========

        (See accompanying notes to the consolidated financial statements)

                            SELAS CORPORATION OF AMERICA
                   Consolidated Statement of Shareholders' Equity
                          Three Months Ended March 31, 2000
                                     (Unaudited)

                                    Common Stock
                                                               Additional
                                 Number of                       Paid-In
                                  Shares           Amount        Capital
   Balance, January 1, 2000      5,634,968     $ 5,634,968     $12,012,541
   Net income
   Cash dividends paid
     ($.045 per share)
   Foreign currency translation
     (loss)
   Comprehensive income
   Purchase of 7,900 treasury
     shares

   Balance, March 31, 2000       5,634,968     $ 5,634,968     $12,012,541
                               ============    ===========     ===========
                                               Accumulated
                                                   Other
                                 Retained      Comprehensive   Comprehensive
                                 Earnings         (Loss)          Income
   Balance, January 1, 2000    $26,592,680     $   (14,496)
   Net income                    1,200,593                     $1,200,593
   Cash dividends paid
     ($.045 per share)            (230,628)
   Foreign currency translation
     (loss)                                       (311,888)      (311,888)
   Comprehensive income                                        $  888,705
                                                               ==========
   Purchase of 7,900 treasury
     shares

   Balance, March 31, 2000     $27,562,645     $  (326,384)
                               ===========     ===========
                                                  Total
                                  Treasury     Shareholders'
                                   Stock         Equity
   Balance, January 1, 2000    $(1,202,770)    $43,022,923
   Net income                                    1,200,593
   Cash dividends paid
     ($.045 per share)                            (230,628)
   Foreign currency
     translation (loss)                           (311,888)
   Comprehensive income
   Purchase of 7,900 treasury
     shares                        (46,220)        (46,220)

   Balance, March 31, 2000     $(1,248,990)    $43,634,780
                               ===========     ===========


       (See accompanying notes to the consolidated financial statements)

                       SELAS CORPORATION OF AMERICA

                      PART I - FINANCIAL INFORMATION

   ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

   1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of March 31, 2000 and December 31, 1999, and the consolidated results of its operations, statements of shareholders' equity and cash flows for the three months then ended.

   2. The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the 1999 Selas Corporation of America Annual Report.

   3.  Acquisitions

       In January, 2000, the Company acquired the stock of Ermat SA, a French furnace manufacturer. Ermat produces furnaces for heat treating both ferrous and non-ferrous metals. The purchase price was
       11.5 million French francs (FF) or approximately $1.8 million. The acquisition was accounted for as a purchase and the excess of the fair value of the assets (goodwill) will be amortized on a straight line basis over 20 years.

   4.  Inventories consist of the following:

                                              March 31,      December 31,
                                                2000            1999
       Raw material                         $ 3,498,666      $ 2,858,196
       Work-in-process                        5,105,953        5,520,707
       Finished products and components       4,644,758        4,390,715

                                            $13,249,377      $12,769,618
                                            ===========      ===========

   5.  Income Taxes

       Consolidated income taxes (benefit) for the three months ended March 31, 2000 and 1999 are $800,000 and ($30,000) which result in effective tax rates of 40% and (7.7)% respectively. The rate of tax benefit in relation to pre-tax loss in 1999 is low because tax benefits from certain foreign net operating losses could not be utilized.

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

   6.  Legal Proceedings (Continued)

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

   7. Statements of Cash Flows

                                            Three Months Ended
                                         March 31,        March 31,
                                            2000             1999
      Interest received . . . . . . .    $ 16,156         $ 22,426
      Interest paid . . . . . . . . .    $236,921         $200,402
      Income taxes paid . . . . . . .    $163,365         $ 47,874

   8. Accounts Receivable

      At March 31, 2000, the Company had $2,709,725 of trade accounts receivable due from the major U.S. automotive manufacturers and $3,943,608 of trade accounts receivable due from hearing aid manufacturers. The Company also had $13,417,728 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.

                       SELAS CORPORATION OF AMERICA

                      PART I - FINANCIAL INFORMATION

   ITEM 1.  Notes to Consolidated Financial Statements (Unaudited) -
            (Continued)

   9. Earnings (Loss) Per Share

      The following table sets forth the computation of basic and diluted earnings (loss) per share:

                                         For the Three Months
                                         Ended March 31, 2000

                                    Income        Shares      Per Share
                                  Numerator     Denominator     Amount

   Basic Earnings Per Share

     Income available to
      common shareholders         $1,200,593     5,125,426    $     .23
                                                              =========

   Effect Of Dilutive Securities

     Stock options                                  11,204

   Diluted Earnings Per Share     $1,200,593     5,136,630    $     .23
                                  =====================================

                                        For the Three Months
                                        Ended March 31, 1999
                                    (Loss)        Shares      Per Share
                                  Numerator     Denominator     Amount

   Basic (Loss) Per Share

     (Loss) available to
      common shareholders         $ (354,099)    5,251,784    $    (.07)
                                                              =========

   Effect Of Dilutive Securities

     Stock options                                    --

   Diluted (Loss) Per Share       $ (354,099)    5,251,784    $    (.07)
                                  =====================================

                          SELAS CORPORATION OF AMERICA


   10. Business Segment Information

       The company has three operating segments. The Company is engaged in providing engineered heat technology equipment and services to industries throughout the world, the manufacture of precision miniature medical and electronic products and the manufacture of original equipment for light trucks and vans. The results of operations and assets of these segments are prepared on the same basis as the condensed consolidated financial statements for the three months ended March 31, 2000 and 1999 and the consolidated financial statements included in the 1999 Form 10-K.

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

                                               Segments
                                           Tire        Precision
                                          Holders,     Miniature
                                          Lifts and    Medical and
   For The Three Months        Heat       Related      Electronic
   Ended March 31, 2000     Technology    Products       Products     Total



   Sales, net               $15,804,728   $5,252,411   $9,465,869 $30,523,008
                           ==================================================

   Net income               $   324,845   $  459,954   $  415,794  $1,200,593
                           ==================================================

   Depreciation and
     amortization           $   222,977   $   51,273   $  746,478  $1,020,728
                           ==================================================

   Property, plant and
     equipment additions    $    28,928   $   39,611   $  675,201 $   743,740
                           ==================================================

   Total assets             $45,909,399   $7,428,913  $37,960,921 $91,299,233
                           ==================================================

                           SELAS CORPORATION OF AMERICA

                                               Segments
                                           Tire        Precision
                                          Holders,     Miniature
                                          Lifts and    Medical and
   For The Three Months        Heat       Related      Electronic
   Ended March 31, 1999     Technology    Products       Products     Total



   Sales, net               $10,755,990   $4,596,008   $8,701,161 $24,053,159
                           ==================================================

   Net income (loss)        $  (771,688)  $  235,001   $  182,588 $  (354,099)
                           ==================================================

   Depreciation and
     amortization           $   185,316   $   52,836   $  754,457 $   992,609
                           ==================================================

   Property, plant and
     equipment additions    $   160,808   $   51,196   $  569,965 $   781,969
                           ==================================================

   Total assets             $37,496,937   $7,035,164  $38,123,524 $82,655,625
                           ==================================================

                       SELAS CORPORATION OF AMERICA

                      PART I - FINANCIAL INFORMATION


   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations

   Consolidated net sales for the three months ended March 31, 2000 increased to $30.5 million from $24 million for the same period in 1999. Net sales for the heat processing segment increased to $15.8 million for the three months ended March 31, 2000 compared to $10.8 million for the same period last year. The increase in sales is due to increased revenue recognized on large engineered contracts in backlog at the beginning of the year, increased sales of CFR, the French subsidiary which produces smaller heat treating furnaces, and sales from Ermat, the French furnace manufacturer acquired in January, 2000. Sales and earnings of large engineered contracts are recognized on the percentage-of-completion method and generally require more than twelve months to complete. Consolidated backlog for the heat technology segment increased to $39.6 million at March 31, 2000 compared to $20.9 million at the same time last year. Sales for the Company's precision miniature medical and electronic products segment increased to $9.5 million for the three months ended March 31, 2000 compared to $8.7 million for the comparable period in 1999. Sales to hearing health customers for this segment decreased slightly due to the continuing flat sales trends in this market, more than offset by increased revenue from products sold to medical infusion customers. Sales of RTI Electronics increased by $.5 million for the three months ended March 31, 2000 compared to 1999 due to the improvement in the electronics industry market and the Asian economic situation. Net sales of the tire holders, lifts and related products segment for the three months ended March 31, 2000 increased to $5.3 million from $4.6 million for the same period in 1999. The increase in revenue is due to higher tire lift unit sales to the Company's automotive customers.

   The Company's gross profit margin as a percentage-of-sales increased to 23.2% for the three months ended March 31, 2000 compared to 18.8% for the same period last year. Gross profit margins for the heat technology segment increased to 18.6% for the three months ended March 31, 2000 compared to 10.8% for the comparable period in 1999. Heat technology gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions relating to the project. The gross profit margins for the first quarter of 2000 were impacted by revenue recognized on several large engineered contracts whose margins were more profitable than contracts completed in 1999 and slightly higher sales of spare and replacement parts, which generally have better profit margins. Gross profit margins for the precision miniature medical and electronic products segment increased to 31.5% for the three months ended March 31, 2000 compared to 29.4% for the same period in 1999. The higher margins in the current quarter are partially attributable to the mix of product sales between the periods as precision miniature components, precision miniature systems, plastic and electronic products have varying profit margins. Also

                       SELAS CORPORATION OF AMERICA
                      PART I - FINANCIAL INFORMATION

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)

   impacting the margins in 2000 were lower costs resulting from the consolidation of the production operations of RTI Electronics into one facility, which was completed during the latter stages of 1999. Gross profit margins for the tire holders, lifts and related products segment improved to 22.2% for the first quarter of 2000 compared to 17.6% for the same periods in 1999. The improvement in the current year is due to efficiencies from higher production through increased sales of the tire lifts.

   Selling, general and administrative expenses (SG&A) increased 6.3% to $4,783,000 for the first quarter ended March 31, 2000 compared to $4,501,000 for the same period in 1999. The higher SG&A costs are due primarily to the acquisition in January, 2000 of Ermat S.A., a French furnace manufacturer.

   Interest expense for the three months ended March 31, 2000 increased slightly to $268,000 compared to $262,000 for the same period in 1999. The increase is due to higher average borrowings during the current quarter. Interest income for the first three months of 2000 decreased to $16,000 from $22,000 for the same period in 1999 due to less funds available for investment.

   Other income (expense) includes losses on foreign exchange of $98,000 and $162,000 for the three months ended March 31, 2000 and 1999, respectively.

   Consolidated income taxes (benefit) for the three months ended March 31, 2000 and 1999 are $800,000 and ($30,000) which result in effective tax rates of 40% and (7.7)% respectively. The rate of tax benefit in relation to pre-tax loss in 1999 is low because tax benefits from certain foreign net operating losses could not be utilized.

   Consolidated operations for the first quarter ended March 31, 2000 resulted in net income of $1,201,000 compared to a net loss of $354,000 for the same period in 1999. The improvement is attributable primarily to increased sales and higher profit margins on certain contracts and other products and lower losses on foreign currency exchange, partially offset by higher SG&A expenses.

   Liquidity and Capital Resources

   Consolidated net working capital increased to $14.9 million at March 31, 2000 from $13.7 million at December 31, 1999. The increase is primarily due to the net income for the quarter and borrowings to acquire a subsidiary company, offset by purchases of property and equipment, pay-down of long-term debt and payment of dividends. The major changes in components of working capital for the quarter were an increase in cash and cash equivalent of $1 million, higher

                       SELAS CORPORATION OF AMERICA

                      PART I - FINANCIAL INFORMATION

   ITEM 2.  Management's Discussion and Analysis of Financial
            Condition and Results of Operations (Continued)

   accounts receivable of $4.5 million and higher accounts payable of $4.3 million. The increase in cash and cash equivalents partly results from the January, 2000 acquisition of Ermat S.A., which was financed with long-term borrowings of approximately $1.7 million. At the time of acquisition, Ermat had cash and cash equivalent balances of approximately $1.9 million, exceeding the purchase price of near $1.8 million. The other changes in working capital relate to the ongoing operations of the Company during the quarter.

   During the first quarter of 1999, the Company implemented a program to repurchase up to 250,000 shares of its common stock, which at the time represented approximately 5% of its total shares outstanding. The shares have been purchased from time to time on the open market. As of March 31, 2000, the Company has repurchased a total of 149,190 shares of its common stock.

   The Company believes that its present working capital position, combined with funds expected to be generated from operations and the available borrowing capacity through its revolving credit loan facilities, will be sufficient to meet its anticipated cash requirements for operating needs and capital expenditures for 2000.

   ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

   For information regarding the Company's exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report on Form 10-K for 1999. There have been no significant changes in the Company's portfolio of financial instruments or market risk exposures which have occurred since year-end.

   Forward-Looking and Cautionary Statements

   The Company may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management's Discussion and Analysis. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company has identified in its Annual Report on Form 10-K for the year ending December 31, 1999, certain important factors which could cause the Company's actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of the Company. All such forward-looking statements are qualified by reference to the cautionary statements herein and in such Report on Form 10-K.

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


                                      SELAS CORPORATION OF AMERICA
                                              (Registrant)





   Date:     May 11, 2000
                                          Francis A. Toczylowski
                                       Vice President and Treasurer

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


                                      SELAS CORPORATION OF AMERICA
                                                 (Registrant)





   Date:     May 11, 1999               /s/ Francis A. Toczylowski
                                            Francis A. Toczylowski
                                         Vice President and Treasurer