Form 10-Q
period 2000-06-30
SELAS CORP OF AMERICA
filed 2000-08-10
CIK 88790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C.  20549

                                    FORM 10-Q


    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


    FOR THE PERIOD ENDED               JUNE 30, 2000

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


                  CLASS                    OUTSTANDING AT AUGUST 4, 2000
     COMMON SHARES, $1.00 PAR VALUE      5,120,714 (exclusive of
                                         514,254 treasury shares)

                         SELAS CORPORATION OF AMERICA


                                  I N D E X

                                                                  Page
                                                                 Number

    PART I - FINANCIAL INFORMATION

          Item 1.  Financial Statements

            Consolidated Balance Sheets as of
            June 30, 2000 and December 31, 1999 . . . . . . . .   3, 4

            Consolidated Statements of Operations for
            the Three Months Ended June 30, 2000
            and 1999. . . . . . . . . . . . . . . . . . . . . .   5

            Consolidated Statements of Operations for the
            Six Months Ended June 30, 2000 and 1999 . . . . . .   6

            Consolidated Statements of Cash Flows
            for the Six Months Ended June 30,
            2000 and 1999 . . . . . . . . . . . . . . . . . . .   7

            Consolidated Statement of Shareholders' Equity
            for the Six Months Ended June 30, 2000    . . . . .   8

            Notes to Consolidated Financial Statements  . . . .   9-14

          Item 2.  Management's Discussion and Analysis of
                   Financial Condition and Results of
                   Operations . . . . . . . . . . . . . . . .     15-18



    PART II - OTHER INFORMATION

          Item 1.  Legal Proceedings  . . . . . . . . . . . . .   19

          Item 4.  Submission of Matters to a Vote of Security
                   Holders  . . . . . . . . . . . . . . . . . .   19

          Item 6.  Exhibits and Reports on Form 8-K . . . . . .   19

                          SELAS CORPORATION OF AMERICA

                          Consolidated Balance Sheets
                                    Assets

                                                  June 30,      December 31,
                                                   2000           1999
                                                (Unaudited)     (Audited)
    Current assets

     Cash, including cash equivalents of
      $510,000 in 2000 and $151,000 in
      1999 . . . . . . . . . . . . . . . . . .  $ 3,255,296    $ 1,756,008

     Accounts receivable (including unbilled
      receivables of $18,894,000 in 2000 and
      $6,043,000 in 1999 less allowance for
      doubtful accounts of $958,000 in 2000
      and $978,000 in 1999)  . . . . . . . .     37,783,054     28,795,466

     Inventories    . . . . . . . . . . . . . .  13,446,270     12,769,618

     Deferred income taxes  . . . . . . . . . .   2,405,612      2,428,243

     Other current assets . . . . . . . . . . .   2,767,639      2,181,281

         Total current assets . . . . . . . . .  59,657,871     47,930,616

    Investment in unconsolidated affiliate  . .        --          588,965

    Property, plant and equipment

     Land . . . . . . . . . . . . . . . . . . .     980,921      1,005,537

     Buildings  . . . . . . . . . . . . . . . .  11,209,159     11,435,428

     Machinery and equipment  . . . . . . . . .  30,333,812     28,794,569

                                                 42,523,892     41,235,534

     Less:  Accumulated depreciation  . . . . .  23,736,835     22,441,750

       Net property, plant and equipment  . . .  18,787,057     18,793,784

    Excess of cost over net assets of acquired
     subsidiaries, less accumulated amortization
     of $3,538,000 and $3,165,000 . . . . . . .  15,970,322     16,214,999

    Deferred income taxes                           571,320        562,243

    Other assets including patents, less
     amortization . . . . . . . . . . . . . . .     972,452        959,093

                                                $95,959,022    $85,049,700
                                                ===========    ===========


           (See accompanying notes to the consolidated financial statements)

                               SELAS CORPORATION OF AMERICA

                               Consolidated Balance Sheets
                           Liabilities and Shareholders' Equity

                                                  June 30,     December 31,
                                                   2000           1999
                                                (Unaudited)     (Audited)
    Current liabilities

     Notes payable  . . .  . . . . . . . . . .  $ 7,135,406    $ 9,417,666

     Current maturities of long-term debt  . .    1,703,405      1,958,951

     Accounts payable  . . . . . . . . . . . .   23,926,495     13,191,213

     Federal, state and foreign income taxes .    1,742,705        679,997

     Customers' advance payments on contracts.      525,770      1,221,946

     Guarantee obligations and estimated future
      costs of service   . . . . . . . . . . .    1,602,179      1,483,624

     Other accrued liabilities . . . . . . . .    6,511,540      6,247,938

        Total current liabilities  . . . . . .   43,147,500     34,201,335

    Long-term debt     . . . . . . . . . . . .    4,191,791      3,695,181

    Other postretirement benefit obligations .    4,231,189      4,130,261

    Contingencies and commitments

    Shareholders' equity

     Common shares, $1 par; 10,000,000 shares
      authorized; 5,634,968 shares, issued . .    5,634,968      5,634,968

     Additional paid-in capital    . . . . . .   12,012,541     12,012,541

     Retained earnings . . . . . . . . . . . .   28,351,077     26,592,680

     Accumulated other comprehensive (loss)  .     (352,166)       (14,496)

     Less:  514,254 and 504,854 common shares,
       respectively, held in treasury, at cost   (1,257,878)    (1,202,770)

        Total shareholders' equity   . . . . .   44,388,542     43,022,923

                                                $95,959,022    $85,049,700
                                                ===========    ===========

         (See accompanying notes to the consolidated financial statements)

                            SELAS CORPORATION OF AMERICA

                     Consolidated Statements of Operations
                                   (Unaudited)



                                                  Three Months Ended
                                                 June 30,       June 30,
                                                  2000           1999

    Sales, net                                $31,996,300    $25,391,053

    Operating costs and expenses
     Cost of sales                             25,764,738     20,428,015
     Selling, general and
      administrative expenses                   4,556,664      4,444,317

    Operating income                            1,674,898        518,721

    Interest (expense)                           (334,159)      (233,409)
    Interest income                                15,409         18,248
    Other income (expense), net                   180,790       (169,251)

    Income before income taxes                  1,536,938        134,309

    Income taxes                                  517,879        102,734

    Net income                                $ 1,019,059    $    31,575
                                              ===========    ===========



    Earnings per share

      Basic                                         $0.20          $0.01

      Diluted                                       $0.20          $0.01



    Average shares outstanding

      Basic                                     5,121,000      5,219,000

      Diluted                                   5,133,000      5,232,000

    Comprehensive income (loss)               $   993,277    $  (185,986)
                                              ===========    ===========



       (See accompanying notes to the consolidated financial statements)

                              SELAS CORPORATION OF AMERICA

                         Consolidated Statements of Operations
                                       (Unaudited)



                                                   Six Months Ended
                                                 June 30,       June 30,
                                                  2000           1999

    Sales, net                                $62,519,308    $49,444,212

    Operating costs and expenses
      Cost of sales                            49,198,359     39,960,074
      Selling, general and
        administrative expenses                 9,339,699      8,945,597

    Operating income                            3,981,250        538,541

    Interest (expense)                           (602,083)      (495,188)
    Interest income                                31,689         40,675
    Other income (expense), net                   126,810       (333,338)

    Income (loss) before income taxes           3,537,666       (249,310)

    Income taxes                                1,318,014         73,214

    Net income (loss)                         $ 2,219,652    $  (322,524)
                                              ===========    ===========


    Earnings (loss) per share

      Basic                                         $0.43         ($0.06)

      Diluted                                       $0.43         ($0.06)


    Average common shares outstanding

      Basic                                     5,123,000      5,235,000

      Diluted                                   5,129,000      5,235,000

    Comprehensive income (loss)               $ 1,881,982    $  (964,755)
                                              ===========    ===========


      (See accompanying notes to the consolidated financial statements)

                          SELAS CORPORATION OF AMERICA

                     Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                       Six Months Ended
                                                    June 30,         June 30,
                                                     2000             1999
    Cash flows from operating activities:
     Net income (loss)                           $ 2,219,652      $ (322,524)
     Adjustments to reconcile net income (loss)
        to net cash provided (used) by operating
        activities:
       Depreciation and amortization               2,001,974       2,010,523
       Equity in loss of unconsolidated
        affiliate                                      9,341           1,277
       (Gain) on sale of property and equipment       (4,229)         (3,455)
       Deferred taxes                                 (9,594)        641,662
       Changes in operating assets and liabilities:
        (Increase) decrease in accounts
          receivable                              (7,717,642)      3,080,304
        (Increase) in inventories                   (416,829)       (744,778)
        (Increase) in other assets                (1,096,586)       (858,478)
         Increase in accounts payable             10,379,904       1,247,130
         Increase (decrease) in accrued expenses     912,134      (3,330,125)
         Increase (decrease) in customer advances   (803,043)      1,899,232
        (Decrease) in other liabilities             (135,362)         (8,010)
             Net cash provided by
             operating activities                  5,339,720       3,612,758

    Cash flows from investing activities:
     Purchases of property, plant and equipment   (1,728,807)     (2,190,764)
     Proceeds from sale of property and equipment     13,150           3,455
      Acquisition of subsidiary companies, net
        of cash acquired                             278,110          (5,388)
      Receipt of dividend from unconsolidated
        affiliate                                       --            14,476
             Net cash (used) by investing
             activities                           (1,437,547)     (2,178,221)

    Cash flows from financing activities:
      Proceeds from short-term bank borrowings     1,454,699       1,017,955
      Proceeds from long-term bank borrowings           --         1,016,320
      Proceeds from borrowings to acquire
       subsidiary company                          1,682,292            --
      Repayments of short-term bank borrowings    (3,469,554)        (57,535)
      Repayments of long-term debt                (1,281,110)     (2,688,546)
      Proceeds from exercise of stock options           --            83,540
      Payment of dividends                          (461,255)       (470,906)
      Purchase of treasury stock                     (55,108)       (404,930)
             Net cash (used) by
             financing activities                 (2,130,036)     (1,504,102)
    Effect of exchange rate changes on cash         (272,849)       (264,913)
    Net increase (decrease) in cash and cash
      equivalents                                  1,499,288        (334,478)
    Cash and cash equivalents, beginning of
      period                                       1,756,008       2,784,284

    Cash and cash equivalents, end of period     $ 3,255,296     $ 2,449,806
                                                 =============  =============
         (See accompanying notes to the consolidated financial statements)

                             SELAS CORPORATION OF AMERICA

                    Consolidated Statement of Shareholders' Equity
                            Six Months Ended June 30, 2000
                                      (Unaudited)

                                     Common Stock
                                                                Additional
                                 Number of                       Paid-In
                                  Shares           Amount        Capital

    Balance, January 1, 2000      5,634,968     $ 5,634,968     $12,012,541
    Net income
    Cash dividends paid
      ($.09 per share)
    Foreign currency
      translation (loss)
    Comprehensive income
    Purchase of 9,400
      treasury shares

    Balance, June 30, 2000        5,634,968     $ 5,634,968     $12,012,541
                                ===========     ===========     ===========

                                                Accumulated
                                                  Other
                                  Retained      Comprehensive  Comprehensive
                                  Earnings         Income          Income

    Balance, January 1, 2000    $26,592,680     $   (14,496)
    Net income                    2,219,652                     $2,219,652
    Cash dividends paid
      ($.09 per share)             (461,255)
    Foreign currency
      translation (loss)                           (337,670)      (337,670)
    Comprehensive income                                        $1,881,982
                                                                ==========
    Purchase of 9,400
      treasury shares

    Balance, June 30, 2000      $28,351,077     $  (352,166)
                                ===========     ===========

                                                   Total
                                   Treasury     Shareholders'
                                    Stock         Equity

    Balance, January 1, 2000    $(1,202,770)    $43,022,923
    Net income                                    2,219,652
    Cash dividends paid
      ($.09 per share)                             (461,255)
    Foreign currency
      translation (loss)                           (337,670)
    Comprehensive income                               --
    Purchase of 9,400
      treasury shares               (55,108)        (55,108)

    Balance, June 30, 2000      $(1,257,878)    $44,388,542
                                ===========     ===========
        (See accompanying notes to the consolidated financial statements)

                        SELAS CORPORATION OF AMERICA
                       PART I - FINANCIAL INFORMATION

    ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

    1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of June 30, 2000 and December 31, 1999, and the consolidated results of its operations for the three and six months ended June 30, 2000 and 1999 and consolidated statements of shareholders' equity and cash flows for the six months then ended.

    2.   The accounting policies followed by the Company are set forth in note 1 to the Company's consolidated financial statements in the 1999 Selas Corporation of America Annual Report.

    3.   Acquisitions

         In June, 2000, the Company acquired the remaining 50% equity interest in Nippon Selas, a Japanese sales and engineering firm previously accounted for on the equity method. The purchase price was $50,000 and the acquisition was accounted for as a purchase.

    4.   Inventories consist of the following:

                                             June 30,      December 31,
                                              2000            1999

         Raw material                      $ 3,507,186    $ 2,858,196
         Work-in-process                     4,757,557      5,520,707
         Finished products and
          components                         5,181,527      4,390,715

                         Total             $13,446,270    $12,769,618
                                           ===========    ===========

    5.   Income Taxes

         Consolidated income taxes for the six month periods ended June 30, 2000 and 1999 are $1,318,000 and $73,000 which result in effective tax rates of 37.3% and 29.3% respectively. The rate of tax in relation to pre-tax loss in 1999 results from tax benefits from certain foreign net operating losses which could not be utilized for income tax purposes.

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

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION

    ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)
             (Continued)


    7.   Statements of Cash Flows

         Supplemental disclosures of cash flow information:

                                                Six Months Ended
                                           June 30,         June 30,
                                            2000             1999

         Interest received . . . . . . .  $  31,563        $  23,879
         Interest paid . . . . . . . . .  $ 538,023        $ 453,466
         Income taxes paid . . . . . . .  $ 321,530        $ 950,342

    8.   Accounts Receivable

         At June 30, 2000, the Company had $2,311,455 of trade accounts receivable due from the major U.S. automotive manufacturers and $4,187,163 of trade accounts receivable due from hearing aid manufacturers. The Company also had $13,640,128 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION

    9.   Earnings Per Share

         The following table sets forth the computation of basic and diluted earnings per share:

                                            For the Three Months
                                            Ended June 30, 2000

                                     Income        Shares      Per Share
                                   Numerator     Denominator     Amount

    Basic Earnings Per Share

      Income available to
       common shareholders         $1,019,059     5,120,879    $    0.20
                                                               =========

    Effect Of Dilutive Securities

      Stock options                                  12,052

    Diluted Earnings Per Share     $1,019,059     5,132,931    $    0.20
                                   =====================================


                                            For the Six Months
                                           Ended June 30, 2000

                                     Income        Shares      Per Share
                                   Numerator     Denominator     Amount

    Basic Earnings Per Share

      Income available to
       common shareholders         $2,219,652     5,123,152    $    0.43
                                                               =========

    Effect Of Dilutive Securities

      Stock options                                   5,814

    Diluted Earnings Per Share     $2,219,652     5,128,966    $    0.43
                                   =====================================

                           SELAS CORPORATION OF AMERICA

                         PART I - FINANCIAL INFORMATION

    ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)
             (Continued)

    10. Business Segment Information

        The company has three operating segments. The Company is engaged in providing engineered heat technology equipment and services to industries throughout the world, the manufacture of precision medical and electronic products and the manufacture of original equipment for light trucks and vans. The results of operations and assets of these segments are prepared on the same basis as the consolidated financial statements for the six months ended June 30, 2000 and 1999 and the consolidated financial statements included in the 1999 Form 10-K.

        The Company's reportable segments reflect separately managed, strategic business units that provide different products and services, and for which financial information is separately prepared and monitored.


                                                Segments

                                            Tire
                                           Holders,     Precision
                                           Lifts and    Medical and
    For The Six Months          Heat       Related      Electronic
    Ended June 30, 2000      Technology    Products       Products     Total



    Sales, net              $33,941,685  $10,049,519  $18,528,104  $62,519,308
                            ==================================================

    Net income              $   455,919   $  941,658  $   822,075   $2,219,652
                            ==================================================

    Depreciation and
      amortization          $   418,631   $  102,546  $ 1,480,797   $2,001,974
                            ==================================================

    Property, plant and
      equipment additions   $   137,262   $  125,752  $ 1,465,793   $1,728,807
                            ==================================================

    Total assets            $50,356,691   $7,107,117  $38,495,214  $95,959,022
                            ==================================================

                            SELAS CORPORATION OF AMERICA

                           PART I - FINANCIAL INFORMATION

    ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)
             (Continued)

    10.  Business Segment Information (Continued)


    Segments
                                            Tire
                                           Holders,     Precision
                                           Lifts and    Medical and
    For The Six Months          Heat       Related      Electronic
    Ended June 30, 1999      Technology    Products       Products     Total


    Sales, net              $22,330,989   $9,459,926  $17,653,297 $49,444,212
                            ==================================================

    Net income (loss)       $(1,354,531)  $  594,158   $  437,849   $(322,524)
                            =================================================

    Depreciation and
      amortization          $    369,559   $  105,672  $1,535,292  $2,010,523
                            =================================================

    Property, plant and
      equipment additions   $    467,369   $   74,580  $1,648,815  $2,190,764
                            =================================================

    Total assets            $ 38,792,052   $6,619,057 $37,947,681 $83,358,790
                            =================================================

                        SELAS CORPORATION OF AMERICA
                       PART I - FINANCIAL INFORMATION

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations

    Consolidated net sales increased to $32 million and $62.5 million for the three and six months ended June 30, 2000 compared to $25.4 and $49.4 million for the same periods ended June 30, 1999. Net sales for the heat technology segment increased to $18.1 million and $33.9 million for the three and six months ended June 30, 2000 compared to $11.6 million and $22.3 million for the same periods in 1999. The increase in sales is due to increased revenue recognized on large engineered contracts in backlog at the beginning of the year, increased sales of smaller heat treating furnaces, and sales from Ermat, the French furnace manufacturer acquired in January, 2000. Sales and earnings of engineered contracts are recognized on the percentage-of-completion method and generally require more than twelve months to complete. Consolidated backlog for the heat technology segment decreased to $32.5 million at June 30, 2000 compared to $38.5 million at the same time last year. Sales for the Company's precision miniature medical and electronic products segment increased to $9.1 million and $18.5 million for the three and six month periods ended June 30, 2000 compared to $8.9 million and $17.6 million for the same periods in 1999. Sales to hearing health customers decreased due to the continuing flat sales for certain products, partially offset by increased revenue from products sold to medical infusion customers. Sales of electronics components increased by $.5 million and $1 million for the three and six month periods ended June 30, 2000, compared to the same periods in 1999 due to the improvement in the electronics industry market and the Asian economic situation. Net sales of the tire holders, lifts and related products segment decreased slightly to $4.8 million for the three months ended June 30, 2000 compared to $4.9 million for the same period in 1999 and increased to $10 million for the six months ended June 30, 2000 compared to $9.5 million in revenue for 1999. The decrease in tire lift sales for the quarter is due to the effects of an overpro-duction earlier in the year of new vehicles by several of the automakers served by the Company. The overall increase in tire lift sales for the first six months of 2000 is due to higher shipments to some of the Com-pany's automotive customers.

    The Company's gross profit margin as a percentage-of-sales decreased slightly to 19.5% for the three months ended June 30, 2000 from 19.6% for the same period in 1999 and increased to 21.3% for the six months ended June 30, 2000 compared to 19.3% in 1999. Gross profit margins for the heat technology segment increased to 12.6% and 15.4% for the three and six months ended June 30, 2000 compared to 11.1% and 11% for the same periods in 1999. Heat technology gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions related to the project. The gross profit margins for the first six months of 2000 were impacted by revenue recognized on several engineered contracts whose margins were more profitable than contracts completed in 1999 and higher sales of spare and replacement parts, which generally have better profit margins. Gross profit margins for the precision miniature medical and electronic products segment increased to 30.5% and 31% for the three and six months ended June 30, 2000 compared to 29.8% and 29.7% for the same periods in 1999. The higher margins in the current year are partially attributable to the mix of product sales between the periods as

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Continued)

    precision miniature components, precision miniature systems, plastic and electronics products have varying profit margins. Also impacting the margins in 2000 were lower costs resulting from the consolidation of the production facilities of RTI Electronics into one location, which was completed during the latter stages of 1999. Gross profit margins for the tire holders, lifts and related products segment increased to 24.9% and 23.5% for the three and six month periods ended June 30, 2000 compared to 21.2% and 19.5% for the same periods in 1999. The improvement in the current year is due to efficiencies from higher production through increased sales of tire lifts.

    Selling, general and administrative expenses (SG&A) increased to $4.6 million and $9.3 million for the three and six month periods ended June 30, 2000 compared to $4.4 million and $8.9 million for the same periods in 1999. The higher SG&A costs in the current year are primarily due to the acquisition in January, 2000 of Ermat SA., a French furnace manufacturer.

    Interest expense for the three and six months ended June 30, 2000 increased to $334,000 and $602,000 compared to $233,000 and $495,000 for the same periods in 1999. The increase is due to higher average borrowings and higher interest rates during the current year. Interest income for the three and six months ended June 30, 2000 decreased to $15,000 and $32,000 compared to $18,000 and $41,000 for the same periods in 1999 because of less funds available for investment.

    Other income (expense) includes gains on foreign exchange of $11,000 and losses on foreign exchange of $87,000 for the three and six months ended June 30, 2000 compared to losses on foreign exchange of $133,000 and $296,000 for the same periods in 1999.

    Consolidated income taxes for the six month periods ended June 30, 2000 and 1999 are $1,318,000 and $73,000 which result in effective tax rates of 37.3% and 29.3% respectively. The rate of tax in relation to pre-tax loss in 1999 results from tax benefits from certain foreign net operating losses which could not be utilized for income tax purposes.

    Consolidated operations for the three and six month periods ended June 30, 2000 resulted in net income of $1,019,000 and $2,220,000 compared with net income of $32,000 for the second quarter of 1999 and a net loss of $323,000 for the six months ended June 30, 1999. The improvement in the current year is attributable primarily to increased sales and higher profit margins on certain contracts and other products and lower losses on foreign currency exchange, partially offset by higher SG&A expenses.

                        SELAS CORPORATION OF AMERICA

                       PART I - FINANCIAL INFORMATION

    ITEM 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations (Continued)

    Liquidity and Capital Resources

    Consolidated net working capital increased to $16.5 million at June 30, 2000 from $13.7 million at December 31, 1999. The increase is primarily due to the net income for the six months and borrowings to acquire acquire a subsidiary company, offset by purchases of property and equipment, paydown of long-term debt and payment of dividends. The major changes in components of working capital for 2000 were an increase in cash and cash equivalents of $1.5 million, higher accounts receivable of $9 million, higher accounts payable of $10.7 million and higher income taxes payable of $1.1 million offset by lower notes payable to bank and current maturities of long-term debt of $2.5 million combined. The increase in cash and cash equivalents partly results from the 2000 acquisitions of Ermat S.A. and Nippon Selas. At the time of the acquisitions, Ermat and Nippon Selas had cash and cash equivalent balances combined of approximately $2.1 million, exceeding the purchase prices of nearly $1.8 million. The other changes in working capital relate to the ongoing operations of the Company during the first six months.

    During the first quarter of 1999, the Company implemented a program to repurchase up to 250,000 shares of its common stock, which at the time represented approximately 5% of its total shares outstanding. The shares have been purchased from time to time on the open market. As of June 30, 2000, the Company has repurchased a total of 150,690 shares of its common stock.

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

                         PART II - OTHER INFORMATION

    ITEM 1.  Legal Proceedings

    See Note 5 to the Consolidated Financial Statements.


    ITEM 4.  Submission of Matters to a Vote of Security Holders

    The 2000 Annual Meeting of Shareholders of the Company was held on April 18, 2000.

    At the 2000 Annual Meeting:

           (i) Messrs. Frederick L. Bissinger and Roy C. Carriker were re-elected to the Board of Directors of the Company for terms expiring at the 2003 Annual Meeting. In such election, 4,363,169 votes were cast for Mr. Bissinger and 4,363,619 votes were cast for Mr. Carriker. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed at the 2000 Annual Meeting by the holders of 171,585 shares withheld authority to vote for Mr. Bissinger and those filed by the holders of 171,135 shares withheld authority to vote for Mr. Carriker. No "broker nonvotes" were received at the 2000 Annual Meeting with respect to the election of directors;

           (ii) 4,520,328 shares were voted in favor of ratifying the appointment of KPMG LLP as the Company's auditors for 2000 and 11,060 shares were voted against such proposal. Proxies filed at the 2000 Annual Meeting by the holders of 3,366 shares instructed the proxy holders to abstain from voting on such proposal. No "broker nonvotes" were received at the 2000 Annual Meeting with respect to this proposal.

    ITEM 6.  Exhibits and Reports on Form 8-K

         Reports on Form 8-K - There were no reports on Form 8-K filed for the six months ended June 30, 2000.

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


                                           SELAS CORPORATION OF AMERICA
                                                  (Registrant)





    Date:   August  , 2000                   /s/Francis A. Toczylowski
                                            Francis A. Toczylowski
                                            Vice President and Treasurer






                                     -20-


                        SELAS CORPORATION OF AMERICA


                                   SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SELAS CORPORATION OF AMERICA
                                                  (Registrant)





    Date:   August  , 2000
                                            Francis A. Toczylowski
                                            Vice President and Treasurer