Form 10-Q
period 2000-09-30
SELAS CORP OF AMERICA
filed 2000-11-13
CIK 88790

UNITED STATES
                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D. C.  20549

                                FORM 10-Q


 (X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

 FOR THE PERIOD ENDED            SEPTEMBER 30, 2000

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


             CLASS                     OUTSTANDING AT OCTOBER 27, 2000
 COMMON SHARES, $1.00 PAR VALUE        5,119,214 (exclusive of 515,754
                                             treasury shares)

                      SELAS CORPORATION OF AMERICA


                               I N D E X

                                                            Page
                                                           Number
 PART I - FINANCIAL INFORMATION

       Item 1.  Financial Statements

          Consolidated Balance Sheets as of
          September 30, 2000 and December 31, 1999 . . . . .  3, 4

          Consolidated Statements of Operations for the
          Three Months Ended September 30, 2000
          and 1999   . . . . . . . . . . . . . . . . . . . .  5

          Consolidated Statements of Operations for the
          Nine Months Ended September 30, 2000 and 1999. . .  6

          Consolidated Statements of Cash Flows
          for the Nine Months Ended September 30,
          2000 and 1999  . . . . . . . . . . . . . . . . . .  7

          Consolidated Statement of Shareholders' Equity
          for the Nine Months Ended September 30, 2000 . . .  8

          Notes to Consolidated Financial Statements   . . .  9, 10, 11,
                                                              12,13, 14


       Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of
                Operations   . . . . . . . . . . . . . . . .  15,16,17,18


       Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk  . . . . . . . . . . . . .  18



 PART II - OTHER INFORMATION

       Item 6.  Exhibits and Reports on Form 8-K   . . . . .  19

                         SELAS CORPORATION OF AMERICA

                         Consolidated Balance Sheets
                                   Assets

                                                September 30,  December 31,
                                                    2000           1999
                                                 (Unaudited)    (Audited)
 Current assets

   Cash, including cash equivalents of
     $984,000 in 2000 and $151,000
     in 1999  . . . . . . . . . . . . . .          $ 3,486,064$ 1,756,008

   Accounts receivable (including unbilled
     receivables of $13,644,000 in 2000
     and $6,043,000 in 1999, less allowance
     for doubtful accounts of $899,000 in
     2000 and $978,000 in 1999) . . . .             38,060,881 28,795,466

   Inventories  . . . . . . . . . . . . .           13,843,334 12,769,618

   Deferred income taxes  . . . . . . . .            2,400,147  2,428,243

   Other current assets . . . . . . . . .            1,905,192  2,181,281

       Total current assets . . . . . . .           59,695,618 47,930,616

 Investment in unconsolidated affiliate .                 --      588,965

 Property, plant and equipment

   Land   . . . . . . . . . . . . . . . .              948,355  1,005,537

   Buildings .  . . . . . . . . . . . . .           10,898,551 11,435,428

   Machinery and equipment .  . . . . . .           31,428,023 28,794,569

                                                    43,274,929 41,235,534

   Less:  Accumulated depreciation  . . .           24,316,313 22,441,750

     Net property, plant and equipment  .           18,958,616 18,793,784

 Excess of cost over net assets of acquired
   subsidiaries less accumulated amortization
   of $3,706,000 and $3,165,000 . . . . .           15,682,422 16,214,999

 Deferred income taxes       . . . .                   513,231    562,243

 Other assets including patents, less
   amortization . . . . . . . . . . . . .              969,616    959,093

                                                   $95,819,503 $85,049,700
                                                   ======================

      See accompanying notes to the consolidated financial statements.

                           SELAS CORPORATION OF AMERICA

                           Consolidated Balance Sheets
                      Liabilities and Shareholders' Equity

                                                September 30,  December 31,
                                                      2000         1999
                                                   (Unaudited)  (Audited)
 Current liabilities

  Notes payable . . . . . . . . . . . . . .        $ 7,012,432$ 9,417,666

  Current maturities of long-term debt  . .          1,392,402  1,958,951

  Accounts payable  . . . . . . . . . . . .         23,353,354 13,191,213

  Federal, state and foreign income taxes .          1,759,723    679,997

  Customers' advance payments on contracts           1,510,534  1,221,946

  Guarantee obligations and estimated
   costs of service . . . . . . . . . . .            1,615,127  1,483,624

  Other accrued liabilities . . . . . . .           7,119,204   6,247,938

       Total current liabilities  . . . .           43,762,776 34,201,335

 Long-term debt   . . . . . . . . . . . .            3,787,129  3,695,181

 Other postretirement benefit obligations            4,200,207  4,130,261

 Contingencies and commitments

 Shareholders' equity

  Common shares, $1 par; 10,000,000 shares
   authorized; 5,634,968 shares issued  .            5,634,968  5,634,968

  Additional paid-in capital  . . . . . .           12,012,541 12,012,541

  Retained earnings . . . . . . . . . . .           28,522,714 26,592,680

  Accumulated other comprehensive (loss).             (835,754)   (14,496)

  Less:  515,754 and 504,854 common shares,
          respectively, held in treasury,
          at cost                                   (1,265,078)(1,202,770)

       Total shareholders' equity   . . .           44,069,391 43,022,923

                                                   $95,819,503 $85,049,700
                                                   =========== ===========

         See accompanying notes to the consolidated financial statements.

                         SELAS CORPORATION OF AMERICA

                    Consolidated Statements of Operations
                                  (Unaudited)



                                     Three Months Ended
                                September 30,  September 30,
                                    2000           1999

 Sales, net                     $28,393,891    $26,165,501

 Operating costs and expenses
   Cost of sales                 23,341,352     20,163,995
   Selling, general and
     administrative expenses      4,109,046      3,963,309

 Operating income                   943,493      2,038,197

 Interest (expense)                (270,834)      (254,155)
 Interest income                     15,129          2,083
 Other income (expense), net         18,392         90,701

 Income before income taxes         706,180      1,876,826

 Income taxes                       304,111        734,721

 Net income                     $   402,069    $ 1,142,105
                                ===========    ===========



 Earnings per share

   Basic                               $.08           $.22

   Diluted                             $.08           $.22


 Average shares outstanding

   Basic                          5,121,000      5,175,000

   Diluted                        5,130,000      5,184,000


 Comprehensive income (loss)    $   (81,519)   $ 1,268,526
                                ===========    ===========


     See accompanying notes to the consolidated financial statements.

                       SELAS CORPORATION OF AMERICA

                  Consolidated Statements of Operations
                                (Unaudited)


                                     Nine Months Ended
                                September 30,  September 30,
                                    2000           1999

 Sales, net                     $90,913,199    $75,609,713

 Operating costs and expenses
   Cost of sales                 72,539,711     60,124,069
   Selling, general and
     administrative expenses     13,448,745     12,908,906

 Operating income                 4,924,743      2,576,738

 Interest (expense)                (872,917)      (749,343)
 Interest income                     46,818         42,758
 Other income (expense), net        145,202       (242,637)

 Income before income taxes       4,243,846      1,627,516

 Income taxes                     1,622,125        807,935

 Net income                     $ 2,621,721    $   819,581
                                ===========    ===========


 Earnings per share

   Basic                               $.51           $.16

   Diluted                             $.51           $.16


 Average shares outstanding

   Basic                          5,122,000      5,215,000

   Diluted                        5,130,000      5,227,000


 Comprehensive income           $ 1,800,463    $   303,771
                                ===========    ===========


     See accompanying notes to the consolidated financial statements.

                         SELAS CORPORATION OF AMERICA
                    Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                   Nine Months Ended
                                               September 30, September 30,
                                                    2000         1999
 Cash flows from operating activities:
  Net income . . . . . . . . . . . . .          $ 2,621,721  $ 819,581
  Adjustments to reconcile net income to
   net cash provided (used) by operating
    activities:
   Depreciation and amortization . . .            3,024,176  3,033,964
   Equity in loss of unconsolidated
    affiliate    . . . . . . . . . . .                9,341     19,161
   (Gain) on sale of property and
    equipment    . . . . . . . . . . .              (4,212)     (3,417)
   Deferred taxes  . . . . . . . . . .             (57,397)    741,526
   Changes in operating assets and liabilities:
    (Increase) decrease in accounts
      receivable    . . . . . . . . . .         (11,686,258)  1,057,013
    (Increase) in inventories . . . . .          (1,033,046)   (108,097)
    (Increase) decrease in other assets              50,170  (1,014,424)
     Increase (decrease) in accounts
      payable   . . . . . . . . . . . .          12,125,723  (1,408,697)
     Increase (decrease) in accrued
      expenses  . . . . . . . . . . . .           2,594,868  (1,616,577)
     Increase in customer advances  . .             236,408   3,095,021
    (Decrease) in other liabilities                (275,983)    (14,287)
        Net cash provided by
        operating activities  . . . . .           7,605,511   4,600,767
 Cash flows from investing activities:
  Purchases of property, plant and
   equipment  . . . . . . . . . . . . .          (3,082,356) (3,321,098)
  Proceeds from sale of property, plant
   and equipment .  . . . . . . . . . .              13,271       3,417
  Acquisition of subsidiary companies,
   net of cash acquired . . . . . . . .             312,966      (5,388)
  Receipt of dividend from uncon-
   solidated affiliate                               --          14,476
        Net cash (used) by investing
        activities    . . . . . . . . .          (2,756,119) (3,308,593)
 Cash flows from financing activities:
  Proceeds from short-term bank
   borrowings                                       462,671   3,464,274
  Proceeds from long-term borrowings                 --       1,015,251
  Proceeds from borrowings to acquire
   subsidiary company . . . . . . . . .           1,648,466       --
  Repayments of short-term bank
   borrowings . . . . . . . . . . . . .          (2,240,004)    (10,774)
  Repayments of long-term debt  . . . .          (1,695,327) (3,548,206)
  Proceeds from exercise of stock
   options  . . . . . . . . . . . . . .                --        83,541
  Payment of dividends  . . . . . . . .            (691,687)   (703,163)
  Purchase of treasury stock  . . . . .             (62,308)   (706,310)
        Net cash (used) by
        financing facilities  . . . . .          (2,578,189)   (405,387)
 Effect of exchange rate changes on
  cash  . . . . . . . . . . . . . . . .            (541,147)   (183,740)
 Net increase in cash and cash
  equivalents . . . . . . . . . . . . .            1,730,056    703,047
 Cash and cash equivalents, beginning of
  period  . . . . . . . . . . . . . . .            1,756,008  2,784,282
 Cash and cash equivalents, end of
  period  . . . . . . . . . . . . . . .          $ 3,486,064$ 3,487,329
                                                 =========== ===========

    See accompanying notes to the consolidated financial statements.

                                        -8-
                           SELAS CORPORATION OF AMERICA

                    Consolidated Statement of Shareholders' Equity
                         Nine Months Ended September 30, 2000
                                    (Unaudited)

                                   Common Stock              Additional
                              Number of                       Paid-In
                               Shares          Amount         Capital
 Balance, January 1, 2000     5,634,968      $5,634,968     $12,012,541
 Net income
 Cash dividends paid
   ($.135 per share)
 Foreign currency translation
   (loss)
 Comprehensive income
 Purchase of 10,900
   treasury shares

 Balance, September 30, 2000  5,634,968      $5,634,968     $12,012,541
                              =========      ==========     ===========

                                             Accumulated
                                                Other
                                Retained     Comprehensive  Comprehensive
                                Earnings        Income         Income
 Balance, January 1, 2000     $26,592,680    $  (14,496)
 Net income                     2,621,721                   $2,621,721
 Cash dividends paid
   ($.135 per share)             (691,687)
 Foreign currency translation
   (loss)                                      (821,258)      (821,258)
 Comprehensive income                                       $1,800,463
 Purchase of 10,900                                         ==========
   treasury shares
 Balance, September 30, 2000  $28,522,714    $ (835,754)
                              ===========    ==========

                                                Total
                                 Treasury    Shareholders'
                                  Stock         Equity
 Balance, January 1, 2000     $(1,202,770)   $43,022,923
 Net income                                    2,621,721
 Cash dividends paid
   ($.135 per share)                            (691,687)
 Foreign currency translation
   (loss)                                       (821,258)
 Comprehensive income
 Purchase of 10,900
   treasury shares                (62,308)       (62,308)

 Balance,  September 30, 2000 $(1,265,078)   $44,069,391
                              ===========    ===========

  See accompanying notes to the consolidated financial statements

                           SELAS CORPORATION OF AMERICA

                          PART I - FINANCIAL INFORMATION


 ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

 1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of September 30, 2000 and December 31, 1999, and the consolidated results of its operations for the three and nine months ended September 30, 2000 and 1999 and consolidated statements of shareholders' equity and cash flows for the nine months then ended. The interim operating results are not necessarily indicative of the results to be expected for an entire year.

 2. The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the 1999 Selas Corporation of America Annual Report.

 3.  Inventories consist of the following:

                                      September 30,   December 31,
                                          2000            1999

       Raw material                   $ 3,687,285     $ 2,858,196
       Work-in-process                  5,088,736       5,520,707
       Finished products and
         components                     5,067,313       4,390,715

                      Total           $13,843,334     $12,769,618
                                      ===========     ===========

 4.   Income Taxes

      Consolidated income taxes for the nine month periods ended September 30, 2000 and 1999 are approximately $1,622,000 and $808,000 which result in effective tax rates of 38.2% and 49.6%, respectively. The rate of tax in relation to pre-tax income in 1999 is high because tax benefits from certain foreign net operating losses could not be utilized for income tax purposes.

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

 ITEM 1. Notes to Consolidated Financial Statements (Unaudited)
         (Continued)


 6.   Statements of Cash Flows

      Supplemental disclosures of cash flow information:

                                               Nine Months Ended
                                         September 30,    September 30,

                                            2000              1999

      Interest received . . . . . . .    $   45,355       $   42,897
      Interest paid . . . . . . . . .    $  746,276       $  652,030
      Income taxes paid . . . . . . .    $  748,836       $  942,920

 7. Accounts Receivable

    At September 30, 2000, the Company had $2,193,045 of trade accounts receivable due from major U.S. automotive manufacturers and $4,990,051 of trade accounts receivable due from hearing health manufacturers. The Company also had $12,985,617 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.

                     SELAS CORPORATION OF AMERICA

                    PART I - FINANCIAL INFORMATION

 ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)
          (Continued)

 8.   Earnings Per Share

      The following table sets forth the computation of basic and diluted earnings per share:
                                        For the Three Months
                                      Ended September 30, 2000

                                  Income        Shares      Per Share
                                Numerator     Denominator     Amount

 Basic Earnings Per Share

   Income available to
    common shareholders         $   402,069     5,120,567        $.08
                                                            =========

 Effect Of Dilutive Securities

   Stock options                                    9,109

 Diluted Earnings Per Share     $   402,069     5,129,676        $.08
                                =====================================



                                         For the Nine Months
                                      Ended September 30, 2000
                                  Income        Shares      Per Share
                                Numerator     Denominator     Amount

 Basic Earnings Per Share

   Income available to
    common shareholders         $2,621,721     5,122,285         $.51
                                                            =========

 Effect Of Dilutive Securities

   Stock options                                   8,091

 Diluted Earnings Per Share     $2,621,721     5,130,376         $.51
                                =====================================

                        SELAS CORPORATION OF AMERICA

 9. Business Segment Information

    The company has three operating segments. The Company is engaged in providing engineered heat technology equipment and services to industries throughout the world, the manufacture of precision medical and electronic products and the manufacture of original equipment for light trucks and vans. The results of operations and assets of these segments are prepared on the same basis as the condensed consolidated financial statements for the nine months ended September 30, 2000 and
    1999  and  the consolidated  financial statements included  in the  1999
    Form 10-K.

    The Company's reportable segments reflect separately managed, strategic business units that provide different products and services, and for which financial information is separately prepared and monitored.


                                       Segments
                                         Tire         Precision
                                        Holders,      Miniature
 For The Nine Months                    Lifts and    Medical and
 Ended September 30,         Heat       Related      Electronic
        2000              Technology    Products       Products     Total


 Sales, net               $47,715,544   $14,145,276  $29,052,379 $90,913,199
                          ==================================================

 Net income (loss)        $   (27,528)  $ 1,228,077  $ 1,421,172 $ 2,621,721
                          ==================================================

 Depreciation and
   amortization           $   619,329   $   153,819  $ 2,251,028 $ 3,024,176
                          ==================================================

 Property, plant and
   equipment additions    $   247,614   $   160,092  $ 2,674,650 $ 3,082,356
                          ==================================================

 Total assets             $48,500,179   $ 7,197,460  $40,121,864 $95,819,503
                          ==================================================

                         SELAS CORPORATION OF AMERICA

                                       Segments
                                         Tire         Precision
                                        Holders,      Miniature
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
                          ==================================================

                      SELAS CORPORATION OF AMERICA

                     PART I - FINANCIAL INFORMATION


 ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

 Consolidated net sales increased to $28.4 million and $90.9 million for the three and nine months ended September 30, 2000 compared to $26.2 million and $75.6 million for the same periods ended September 30, 1999. Net sales for the heat technology segment increased to $13.8 million and $47.7 million for the three and nine month periods ended September 30, 2000 compared to $12.6 million and $34.9 million for the same periods in 1999. The increase in sales is due to increased revenue recognized on large engineered contracts in backlog at the beginning of the year, increased sales of smaller heat treating furnaces and sales from Ermat, the French furnace manufacturer acquired in January, 2000. Sales and earnings of engineered contracts are recognized on the percentage-of-completion method and generally require more than twelve months to complete. Consolidated backlog for the heat technology segment decreased to $32.9 million at September 30, 2000 compared to $39.8 million at the same time last year. Sales for the Company's precision miniature medical and electronic products segment increased to $10.5 million and $29.1 million for the three and nine month periods ended September 30, 2000 compared to $8.9 million and $26.6 million for the same periods in 1999. Sales to hearing health customers increased slightly during the periods, accompanied by higher revenue from products sold to medical infusion customers. Sales of electronic components increased by $.7 million and $1.7 million for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999 due to the improvement in the electronics industry market and the Asian economic situation. Net sales of the tire holders, lifts and related products segment decreased to $4.1 million for the three months ended September 30, 2000 compared to $4.6 million for the same period in 1999, and increased slightly to $14.1 million for the nine months ended September 30, 2000 compared to $14 million in revenue for 1999. The decrease in tire lift sales for the quarter is due to the effects of an overproduction earlier in the year of new vehicles by several of the automakers served by the Company, while the overall increase for the nine months of 2000 is due to the effect of the higher sales earlier in the year.

 The Company's gross profit margin as a percentage-of-sales decreased to 17.8% and 20.2% for the three and nine months ended September 30, 2000 compared to 23% and 20.5% for the same periods in 1999. Gross profit margins for the heat technology segment decreased to 8.5% for the three months ended September 30, 2000 compared to 17.3% in 1999 and increased slightly to 13.4% for the nine months ended September 30, 2000 from 13.2% for the same period in 1999. Heat technology gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions related to the project. The gross profit margins for the third quarter of 2000

                      SELAS CORPORATION OF AMERICA

                     PART I - FINANCIAL INFORMATION

 ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

 were impacted in part by significant charges taken during the execution of a furnace order and by revenue recognized on several engineered contracts whose margins were not as profitable as those completed in 1999. Gross profit margins for the precision miniature medical and electronic products segment decreased to 28.3% and 30% for the three and nine months ended September 30, 2000 compared to 31.9% and 30.4% for the same periods in 1999. The lower margins in the current year are partially attributable to the mix of product sales between the periods as precision miniature components, precision miniature systems, medical infusion parts and electronic products have varying profit margins. Partially offsetting the lower margins due to product mix in 2000 were lower costs resulting from the consolidation of the production facilities of RTI Electronics into one location, which was completed during the latter stages of 1999. Gross profit margins for the tire holders, lifts and related products segment increased to 22% and 23% for the three and nine months ended September 30, 2000 compared to 21.2% and 20% for the same periods in 1999. The improvement in the current year is due to efficiencies from higher production through increased sales of tire lifts.

 Selling, general and administrative expenses (SG&A) increased to $4.1 million and $13.4 million for the three and nine months ended September 30, 2000 compared to expenses of $4 million and $12.9 million for the same periods in 1999. The higher SG&A expenses in the current year are primarily due to the January, 2000 acquisition of Ermat S.A., a French furnace manufacturer.

 Interest expense for the three and nine months ended September 30, 2000 increased to $271,000 and $873,000 compared to $254,000 and $749,000 for the same periods in 1999. The increase is due to higher average borrowings and higher interest rates during the current year. Interest income for the three and nine month periods ended September 30, 2000 increased to $15,000 and $47,000 compared to $2,000 and $43,000 for the same periods in 1999 because of more funds available for investment.

 Other income (expense) includes gains on foreign exchange of $34,000 and losses on foreign exchange of $53,000 for the three and nine months ended September 30, 2000 compared to exchange gains of $114,000 for the third quarter of 1999 and exchange losses of $182,000 for the nine months ended September 30, 1999.

 Consolidated income taxes for the nine month periods ended September 30, 2000 and 1999 are $1,622,000 and $808,000 which result in effective tax rates of 38.2% and 49.6%, respectively. The rate of tax in relation to pre-tax income in 1999 is high because tax benefits from certain foreign net operating losses could not be utilized for income tax purposes.

                      SELAS CORPORATION OF AMERICA

                     PART I - FINANCIAL INFORMATION


 ITEM 2: Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

 Consolidated operations for the three and nine months ended September 30, 2000 resulted in net income of $402,000 and $2,622,000 compared to net income of $1,142,000 and $820,000 for the same periods in 1999. The decline in net income for the third quarter results mainly from lower profit margins on several heat technology contracts and the mix of product sales in the precision miniature medical segment. The increase in net income for the nine months ended September 30, 2000 is caused by higher sales and lower foreign exchange losses partially offset by higher SG&A expenses.

 Liquidity and Capital Resources

 Consolidated net working capital at September 30, 2000 increased to $15.9 million from $13.7 million at December 31, 1999. The increase is due primarily to the net income for the nine months and borrowings to acquire a subsidiary company, offset by purchases of property and equipment, paydown of long-term debt and payment of dividends. The major changes in the components of working capital for 2000 were an increase in cash and cash equivalents of $1.7 million, higher receivables of $9.3 million, higher accounts payable of $10.2 million and higher income taxes payable of $1.1 million offset by lower notes payable to bank and current maturities of long-term debt of approximately $3 million combined. The increase in cash and cash equivalents partly results from the 2000 acquisition of Ermat S.A. and Nippon Selas. At the time of the acquisitions, Ermat and Nippon Selas had cash and cash equivalent balances combined of approximately $2.1 million, exceeding the purchase price of nearly $1.8 million. The other changes in working capital relate to the ongoing operations of the Company during the first nine months.

 In July, 2000, the Company amended its credit agreement with a commercial bank to increase its revolving credit commitment. The line of credit carries an interest rate at the Market Index London Interbank Offered Rate (LIBOR) plus 1.50%. The agreement is subject to the same financial reporting requirements and maintenance of certain financial ratios as the Company's other term loan agreements with the commercial bank.

 During the first quarter of 1999, the Company implemented a program to repurchase up to 250,000 shares of its common stock, which at the time represented approximately 5% of its total shares outstanding. The shares have been purchased from time to time on the open market during the year. As of September 30, 2000, the Company has repurchased a total of 152,190 shares of its common stock.

 In June 2000, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities (an amendment of FASB Statement No. 133)". Management has evaluated the impact of FASB Statement No. 138 as it amends Statement 133, and believes that it will not have a material impact on the net income of the Company.

                     SELAS CORPORATION OF AMERICA

                    PART I - FINANCIAL INFORMATION

 ITEM 2.  Management's Discussion and Analysis of Financial
          Condition and Results of Operations (Continued)

 In December 1999, the Securities and Exchange Commission (the Commission) issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements" ("SAB 101"). In October 2000, The Commission released a Frequently Asked Questions document to provide additional guidance. The implementation date of SAB 101 will be effective for the Company in the fourth quarter of 2000. The Company is currently evaluating the impact of SAB 101 and believes that it will not have a material impact on the net income financial position and results of operations.

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





                                   -19-
                     SELAS CORPORATION OF AMERICA

                      PART II - OTHER INFORMATION




 ITEM 6.  Exhibits and Reports on Form 8-K

 (a)      Exhibits - The following exhibits are filed with this report:

          4C. Second Amendment to Amended and Restated Credit Agreement dated July 7, 2000.

          10.  Retirement   Agreement,  Consulting   Agreement  and  General
               Release dated August 30, 2000, between the Company and Stephen F. Ryan.

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


                                     SELAS CORPORATION OF AMERICA
                                          (Registrant)






 Date:  November 13, 2000
                                          Francis A. Toczylowski
                                       Vice President and Treasurer









                              EXHIBIT INDEX


 EXHIBITS:

        4C. Second Amendment to Amended and Restated Credit Agreement dated July 7, 2000.

        10. Retirement Agreement, Consulting Agreement and General Release dated August 30, 2000, between the Company and Stephen F. Ryan.




       SECOND AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT


        THIS SECOND AMENDMENT TO AMENDED AND RESTATED CREDIT AGREEMENT ("SECOND AMENDMENT" and together with all amendments and modifications hereto, this "AGREEMENT") dated as of July 7, 2000 is by and among FIRST UNION NATIONAL BANK, a national banking association, with an office at Broad and Walnut Streets, Philadelphia, Pennsylvania 19109 (the "BANK"), SELAS CORPORATION OF AMERICA, a Pennsylvania business corporation with offices located at 2034 Limekiln Pike, Dresher, Pennsylvania 19025 ("SELAS" or "BORROWER"), DEUER MANUFACTURING, INC., an Ohio business corporation with offices located at 2985 Springboro West, Dayton, Ohio 45439 ("DEUER"), RESISTANCE TECHNOLOGY, INC., a Minnesota business corporation with offices located at 1260 Red Fox Road, Arden Hills, Minnesota 55112 ("RTI"), RTI EXPORT, INC., a Barbados corporation with offices located at c/o 2034 Limekiln Pike, Dresher, Pennsylvania 19025 ("RTI EXPORT"), and RTI ELECTRONICS, INC., a Delaware corporation with offices located at 1800 Via Burton Street, Anaheim, California 92806 ("RTI ELECTRONICS", and together with Deuer and RTI Export, the "GUARANTORS").

                               BACKGROUND

        A. The Bank, the Borrower and the Guarantors entered into that certain Amended and Restated Credit Agreement dated as of July 31, 1998, as amended by that certain Amendment to Amended and Restated Credit Agreement dated as of June 30, 1999 (collectively, the "CREDIT AGREEMENT"), pursuant to which the Bank agreed to make available to Selas a revolving credit facility in a maximum principal amount of $4,000,000 in addition to certain term loans referred to therein (collectively, the "EXISTING LOANS").

        B. The Existing Loans are evidenced by the following promissory notes of the Borrower: (a) a Term Note A dated as of October 20, 1993 in the original principal amount of $11,550,000, (b) a Term Note C dated as of February 21, 1997 in the original principal amount of $3,500,000, (c) an Amended and Restated Revolving Credit Note dated as of July 31, 1998 in the principal amount of $4,000,000; and (d) a Term Note D dated as of June 30, 1999 in the original principal amount of $900,000 (collectively, the "EXISTING NOTES").

        D. The Credit Agreement, the Existing Notes, and all of the documents, instruments and agreements executed and delivered in connection therewith, together with all amendments and modifications thereto, shall be referred to hereinafter at the "LOAN DOCUMENTS."

        E. The Bank, the Borrower and the Guarantors wish to increase the amount of the Revolving Credit Commitment from $4,000,000 to $6,000,000 and to amend certain other terms of the Loan Documents as herein provided.

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

        2.    AMENDMENTS.

              (a) Section 1.1 of the Credit Agreement is hereby amended by amending and restating the following defined terms as follows:

                      "Revolving Credit Commitment" means the
              maximum aggregate principal amount which the Bank has agreed to advance to the Borrower under the Revolving Credit Facility, being on the date hereof Six Million Dollars ($6,000,000.00).

                     "Revolving Credit Note" means the Amended and Restated
              Revolving Credit Note of the Borrower payable to the order of the Bank in a principal amount equal to the amount of the Revolving Credit Commitment in substantially the form of Exhibit A to the Second Amendment to this Credit Agreement. The Revolving Credit Note evidences the same indebtedness that is evidenced by the Amended and Restated Revolving Credit Note of the Borrower dated July 31, 1998 payable to the order of the Bank in the original principal amount of $4,000,000 (the "Prior Note") and amends and restates the Prior Note in its entirety and shall be substituted therefor. Notwithstanding anything herein to the contrary, all interest and other obligations of the Borrower under the Prior Note accrued prior to or on the date of the execution and delivery of the Revolving Credit Note but remaining unpaid shall not be discharged and shall be due and payable in accordance with the terms of the Prior Note.

                     "Revolving Credit Termination Date" means the earlier
              of (i) January 31, 2001 (as such date may be extended from time to time in accordance with Section 2.8 hereof) or (ii) the date on which the Revolving Credit Commitment is terminated pursuant to Section 9.2 hereof.

              (b) Section 2.1(b) of the Credit Agreement is amended by adding the following sentence at the end of said Section:

              "If Borrower subscribes to Bank's cash management services and such services are applicable to the Revolving Credit Facility, the terms of such services shall control the manner in which funds are transferred between the applicable demand deposit account and the Revolving Credit Facility for credit or debit to the line of credit."

        (c) Section 2.5(c)(i) of the Credit Agreement is amended and restated as follows:

        (c) Revolving Credit Facility.
                   (i) In the absence of an Event of Default or Default hereunder, the outstanding principal balance of each Advance shall bear interest at the following interest rates (in each case calculated on the basis of a three hundred sixty
        (360) day year and the actual numbers of days elapsed):

                       (A)     Each Advance which is a Base Rate
       Loan shall bear interest at the Base Rate, payable by the Borrower monthly on the first day of each month and on the revolving Credit Termination Date.

                       (B)     Each Advance which is a LIBOR
       Market Index Loan shall bear interest at the LIBOR Market Index Rate plus 150 basis points (1.50%), payable by the Borrower monthly on the first day of each month and on the Revolving Credit Termination Date.

                       (C)     Each Advance which is a LIBOR Loan
       shall bear interest at the LIBOR Adjusted Rate for such LIBOR Loan plus 150 basis points (1.50%), payable by the Borrower on the last day of the applicable Interest Period and on the Revolving Credit Termination Date.

       (d) Section 2.10 of the Credit Agreement is amended and restated as follows:

            2.10 Commitment Fee. The Borrower shall pay to the Bank a non-refundable commitment fee of 25.0 basis points per annum on the unborrowed portion of the Revolving Credit Commitment from the date hereof through the Revolving Credit Termination Date, which fee shall be payable at the offices of the Bank, quarterly in arrears on the first day of each January, April, July and October, as billed by the Bank. The commitment fee shall be calculated on the basis of the actual number of days elapsed over a year of three hundred sixty (360) days. For purposes of calculating the commitment fee payable pursuant to this Section 2.10, the face amount of all issued, outstanding and undrawn Letters of Credit shall be deemed to have been borrowed under
            Section 2 hereof.

       (e) Schedules I-A, I-B, V, VI and X to the Credit Agreement are hereby amended and restated by the Schedules attached to this Second Amendment and are incorporated into the Agreement.

    3. CONDITIONS PRECEDENT. The effectiveness of this Agreement and the Bank's obligations hereunder are conditioned upon the satisfaction of the following conditions precedent:

            (a) The Borrower and Guarantors shall have delivered to the Bank this Agreement, duly executed by Borrower and each of the Guarantors.

            (b) The Borrower shall have delivered to the Bank the Revolving Credit Note, duly executed by Borrower.

            (c) The Bank shall have received an opinion of counsel from Drinker Biddle & Reath LLP, counsel for the Borrower and
 Guarantors, in form and substance satisfactory to the Bank and its counsel;

            (d) All proceedings required to be taken by the Borrower and Guarantors in connection with the transactions contemplated by this Agreement shall be satisfactory in form and substance to the Bank and its counsel, and the Bank shall have received all such counterpart originals or certified or other copies of such documents as the Bank may reasonably request;

            (e) The Borrower and Guarantors shall have executed and delivered to the Bank such other documents, instruments and agreements as the Bank may reasonably request.

       4. REPRESENTATIONS, WARRANTIES AND COVENANTS. In order to induce the Bank to enter into this Agreement, the Borrower and Guarantors each hereby represent, warrant and covenant to the Bank as follows:

            (a) After giving effect to the amendments to Schedules I-A, I-B, V, VI and X to the Credit Agreement as described in Paragraph 2(e) above, the representations and warranties contained in the Loan Documents are true and correct on and as of the date of this Agreement and, after giving effect hereto, no Event of Default (other than those that have been waived in writing by the Bank) will be in existence or will occur as a result of giving effect hereto.

            (b) The execution, delivery and performance of this Agreement will not violate any provision of any law or regulation or of any writ or decree of any court or governmental instrumentality, of the Borrower's or of any of the Guarantors' certificate or articles of incorporation, by-laws or other similar organizational documents.

            (c) The Borrower and each of the Guarantors have the power to execute, deliver and perform this Agreement and each of the documents, instruments and agreements to be executed and/or delivered in connection herewith and have taken all necessary action to authorize the execution, delivery and performance of this Agreement and each of the documents, instruments and agreements executed and/or delivered in connection herewith and the performance of the Credit Agreement as amended hereby.

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

       5. REAFFIRMATION BY BORROWERS AND GUARANTORS. Except as amended hereby, all of the terms, covenants and conditions of the Credit Agreement and each of the other Loan Documents, including, but not limited to, the Selas Mortgage, the Deuer Mortgage and the RTI Mortgage (INCLUDING, BUT NOT LIMITED TO, PROVISIONS RELATING TO ANY AUTHORITY GRANTED TO THE BANK TO CONFESS JUDGMENT AGAINST THE BORROWER, GUARANTORS, OR ANY OF THEM, AND ANY WAIVER OF THE RIGHT TO TRIAL BY JURY) are ratified, reaffirmed and confirmed and shall continue in full force and effect as therein written and are not intended to be reenacted as of the above date, but rather to be effective as of the original date of such documents. The Borrower and each of the Guarantors hereby reaffirm and ratify all of the terms, covenants, and conditions contained in each of their respective guarantees and confirms that such guarantees are binding and enforceable against the parties thereto as if such guarantees had been executed as of the date hereof. The Borrowers and each Guarantor hereby acknowledge and agree that the term "Obligations," as defined in their respective Security Agreements and Guaranty and Suretyship Agreements (and, as to RTI, its Patent and Trademark Security Agreement), includes all of the obligations of Borrower under the Revolving Credit Note and all of their respective obligations under the Loan Documents as amended by this Second Amendment.

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

       9. GOVERNING LAW. This Agreement shall be governed by and construed in accordance with the internal laws of the Commonwealth of Pennsylvania.

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

       12. EXPENSES. The Borrower agrees to pay all reasonable costs and expenses of the Bank, including without limitation the costs incurred by the Bank for regulatory compliance audits, environmental investigations, reasonable fees and costs of its legal counsel, filing and recording costs, and other expenses incurred in connection with the preparation, execution and delivery of this Agreement and the transactions contemplated hereby.

       IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed and delivered as of the day and year first above written.

                               SELAS CORPORATION OF AMERICA

 Attest:


 By:   /s/ Judith L. Gatens            By:  /s/ Francis A. Toczylowski
 Name:  Judith L. Gatens               Name:  Francis A. Toczylowski
 Title:  Asst. Secretary               Title: Vice President & Treasurer


                               DEUER MANUFACTURING, INC.

 Attest:


 By:   /s/ Judith L. Gatens            By:   /s/ Robert W. Ross
 Name:  Judith L. Gatens               Name:  Robert W. Ross
 Title:  Asst. Secretary               Title: Vice President & Treasurer

                               RESISTANCE TECHNOLOGY, INC.

 Attest:


 By:   /s/ Judith L. Gatens            By:    /s/ Robert W. Ross
 Name:  Judith L. Gatens               Name:  Robert W. Ross
 Title: Asst. Secretary                Title: Secretary




                               RTI EXPORT, INC.

 Attest:
 By:   /s/ Judith L. Gatens            By: /s/ Francis A. Toczylowski
 Name:  Judith L. Gatens               Name:  Francis A. Toczylowski
 Title: Treasurer                      Title: Vice President



                               RTI ELECTRONICS, INC.

 Attest:

 By:   /s/ Robert W. Ross              By:  /s/ Stephen F. Ryan
 Name:  Robert W. Ross                 Name:  Stephen F. Ryan
 Title: Secretary                      Title: Chairman



                               FIRST UNION NATIONAL BANK


                               By:  /s/ Amy Heller
                               Name:  Amy Heller
                               Title: Vice President




                              EXHIBIT "A"

              AMENDED AND RESTATED REVOLVING CREDIT NOTE

 $6,000,000.00                                  , 2000
                                 Philadelphia, Pennsylvania

       FOR VALUE RECEIVED, the undersigned SELAS CORPORATION OF AMERICA, a Pennsylvania corporation, with principal offices at 2034 Limekiln Pike, Dresher, Pennsylvania 19025 (the "Borrower"), promises to pay to the order of FIRST UNION NATIONAL BANK, a national banking association (the "Bank"), with an office at Broad and Walnut Streets, Philadelphia, Pennsylvania 19109, on the Revolving Credit Termination Date (as defined in the Credit Agreement defined below), the principal sum of Six Million Dollars ($6,000,000.00) or such lesser principal amount as is actually outstanding under the Revolving Credit Facility (as defined in the Credit Agreement) on such date, and with interest on the unpaid principal balance hereof payable as set forth below. All such principal and interest shall be payable in lawful money of the United States of America in immediately available funds on a Business Day at the offices of the Bank set forth above.

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

       This Amended and Restated Revolving Credit Note (herein, the "Note") arises out of a certain Amended and Restated Credit Agreement dated as of July 31, 1998, as amended, by and among Borrower, Deuer Manufacturing, Inc., Resistance Technology, Inc., RTI Electronics, Inc., RTI Export, Inc. and the Bank, (as amended from time to time, the "Credit Agreement"). Capitalized terms used but not otherwise defined in this Note shall have the respective meanings given to such terms in the Credit Agreement. Reference is made to the Credit Agreement for a statement of the respective rights and obligations of the parties and the terms and conditions therein provided under which the principal hereof and accrued interest thereon, if any, may become immediately due and payable. The collateral specified in the applicable Collateral Security Documents shall secure the obligations of Borrower under this Note.

       Notwithstanding the face amount of this Note, Borrower's liability hereunder shall be limited at all times to the actual aggregate outstanding indebtedness to Bank (including, without limitation, principal, interest and fees) under the Revolving Credit Facility, as established by Bank's books and records, which books and records shall be conclusive absent manifest error.

       The occurrence of an Event of Default under the Credit
 Agreement shall constitute an Event of Default under this Note and shall entitle Bank, in accordance with the Credit Agreement, to declare this Note immediately due and payable in full.



       Borrower hereby waives presentment, demand for payment, notice of dishonor or acceleration, protest and notice of protest, and any and all other notices or demands in connection with the delivery, acceptance, performance, default or enforcement of this Note, except any notice requirements set forth in the Credit Agreement.

       In the event any interest rate applicable hereto is in excess of the highest rate allowable under applicable law, then the rate of such interest will be reduced to the highest rate not in excess of such maximum allowable interest and any excess previously paid by Borrower shall be deemed to have been applied against principal.

       If Borrower subscribes to Bank's cash management services and such services are applicable to the Revolving Credit Facility, the terms of such services shall control the manner in which funds are transferred between the applicable demand deposit account and the Revolving Credit Facility for Credit or debit to the line of credit.

       BORROWER HEREBY AUTHORIZES AND EMPOWERS ANY ATTORNEY OR ATTORNEYS OR THE PROTHONOTARY OR CLERK OF ANY COURT OF THE COMMONWEALTH OF PENNSYLVANIA, OR ELSEWHERE, TO APPEAR FOR
 BORROWER AT ANY TIME FOLLOWING THE OCCURRENCE OF ANY EVENT OF DEFAULT UNDER THE CREDIT AGREEMENT IN ANY SUCH COURT IN AN APPROPRIATE ACTION THERE OR ELSEWHERE BROUGHT OR TO BE BROUGHT AGAINST BORROWER BY THE BANK ON THIS NOTE, WITH OR WITHOUT DECLARATIONS FILED, AS OF ANY TERM OR TIME OF COURT THERE OR ELSEWHERE TO BE HELD AND THEREIN TO CONFESS OR ENTER JUDGMENT AGAINST BORROWER FOR ALL SUMS DUE BY BORROWER TO BANK UNDER
 THIS NOTE AND THE CREDIT AGREEMENT, TOGETHER WITH THE COSTS
 OF SUIT AND REASONABLE ATTORNEYS' FEES, AND FOR SO DOING THIS NOTE OR COPY HEREOF VERIFIED BY AFFIDAVIT SHALL BE A SUFFICIENT WARRANT.

       BORROWER HEREBY KNOWINGLY, VOLUNTARILY, AND INTENTIONALLY WAIVES ANY RIGHTS IT MAY HAVE TO A TRIAL BY JURY IN RESPECT OF
 ANY LITIGATION HEREON OR ARISING OUT OF, UNDER OR IN CONNECTION
 WITH THIS NOTE OR THE CREDIT AGREEMENT OR THE MAKING OF THE LOAN OR ANY COURSE OF CONDUCT, COURSE OF DEALING, STATEMENTS (WHETHER VERBAL OR WRITTEN) OR ACTIONS OF BORROWER OR BANK. THIS PROVISION IS A MATERIAL INDUCEMENT FOR BANK'S ENTERING INTO THE CREDIT AGREEMENT AND EXTENDING CREDIT THEREUNDER.

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

       This Note amends and restates in its entirety the terms of that certain Amended and Restated Revolving Credit Note, dated July 31, 1998 (together with all amendments and modifications thereto, the "Prior Note"), by the Borrower in favor of the Bank. This Note evidences the indebtedness of the Borrower under the Prior Note and is not intended to extinguish the Borrower's obligations under the Prior Note or to constitute a novation thereof.

       IN WITNESS WHEREOF, the undersigned, by its duly authorized officer, has caused this Amended and Restated Revolving Credit Note to be executed, under seal, on the day and year first above written.


 ATTEST:                       SELAS CORPORATION OF AMERICA


 By:                                   By:

 Title:                                Title:





                        RETIREMENT AGREEMENT, CONSULTING
                          AGREEMENT AND GENERAL RELEASE


     THIS RETIREMENT AGREEMENT, CONSULTING AGREEMENT AND GENERAL RELEASE ("Agreement") is made and entered into by and between SELAS CORPORATION OF AMERICA, for itself and its successors and assigns (collectively, the "Company") and STEPHEN F. RYAN ("Ryan").

     WHEREAS, Ryan is employed as the Chairman, President, and Chief Executive Officer of the Company and has been employed as the Company's President and Chief Executive officer since May, 1988.

     WHEREAS, Ryan has announced he intends to retire from the Company effective April 24, 2001;

     WHEREAS, Ryan and the Company desire to enter into a five-year consulting agreement effective with his retirement;

     WHEREAS, Ryan and the Company wish to end their employment relationship amicably and on mutually-satisfactory terms, to set forth the terms of the five-year consulting agreement and to settle fully and finally all differences, claims, and potential claims between them;

     NOW THEREFORE, in consideration of the mutual promises contained herein, and intending to be legally bound, the Company and Ryan AGREE as follows:

1. Effective April 24, 2001 (the "Retirement Date"), Ryan hereby resigns from employment with, and retires from, the Company, including all offices he holds. Ryan will not stand for election as a director at the annual meeting of the Company's shareholders scheduled to be held on the Retirement Date. Ryan agrees that his employment relationship with the Company will end permanently and irrevocably on the Retirement Date, after which he will be retired and eligible for all benefits as a Company retiree.

2. Ryan shall continue to receive his current salary and benefits (including eligibility for the Company's 2000 Incentive Bonus Program, and including medical coverage) and shall continue to be Chairman, President and Chief Executive Officer until the Retirement Date. The Company will continue to pay for the lease of Ryan's present Company car until the expiration of the current lease on April 8, 2002.

3. Ryan's participation in the Company's Retirement Plan, Supplemental Retirement Plan, 1996 Stock Option Plan, any bonus plan, medical plan and any other benefit or program shall terminate on the Retirement Date, except as specifically provided in this Agreement, and except that nothing herein shall alter any benefits which may be vested as of the Retirement Date, and to which Ryan may be entitled in accordance with the terms of any applicable plan.

4. After the Retirement Date, Ryan and his wife shall receive the retiree medical benefits that the Company provides from time to time to similarly situated retirees and their dependents. However, Ryan's wife shall have the right instead to elect (not later than the time required by the applicable plan or by law) to continue to be covered by the Company's medical insurance plan for active employees as in effect from time to time for the period for which she is entitled to continuation coverage under section 4980B of the Internal Revenue Code of 1986 (which is a maximum of three years after the date of Ryan's enrollment in the Medicare program). Coverage under the preceding sentence is conditioned on the payment by Ryan or his wife of the required premium for such coverage.

5. For a five year period beginning on his Retirement Date and terminating five years thereafter the Company will retain Ryan as an independent consultant at a fee of $75,000 per year, payable in equal monthly installments. The Company will also reimburse Ryan in accordance with its normal procedures for travel and other expenses incurred in connection with such services. Ryan's duties as consultant shall be assigned by the board of directors of the Company but such duties shall not require more than two (2) days per month. Payments under this paragraph will continue to be made by the Company to Ryan notwithstanding any disability that he may hereafter suffer. If Ryan dies before the end of the five-year consulting period, the Company will continue to make payments under this paragraph as follows:

               a.   to Ryan's wife if she survives him;

               b.   to Ryan's estate if his wife does not survive him; and

               c. if his wife, having survived him, dies before the end of the five-year consulting period, to Ryan's estate if its administration remains open, and otherwise to his wife's estate.

     Ryan shall be entitled to indemnification under section 2.09 of the Company's by-laws with respect to his services as a consultant under this Agreement on the same terms as if he continued to be an officer of the Company during the five-year consulting period.

6. In consideration of this Agreement, the Company will extend the period during which each stock option held by Ryan on the Retirement Date may be exercised to the earlier of (1) the fifth anniversary of the Retirement Date or (2) the stated expiration of such stock option. Ryan acknowledges that the income tax consequences of this extension will or may be unfavorable to him in the case of any option granted as an incentive stock option, and that the Company has not provided him with any tax advice on this point (or on the tax effect of this Agreement generally).

7. This Agreement shall become effective and enforceable eight days after it has been executed by all parties hereto, unless it has been revoked by Ryan as provided for in paragraph 19.

8. Ryan shall not publicly make any negative or disparaging comments about the Company or its current, former or future officers, directors, managers, supervisors, employees, or representatives (except that he may respond to any negative or disparaging comment made publicly about him by the Company or any of its officers, directors, managers, supervisors, employees or representatives), or otherwise take any action contrary to the best interests of the Company. The Company shall not permit any of its directors or officers to make publicly any negative or disparaging comments about Ryan (except that the Company or any such person may respond to any negative or disparaging comment made publicly by Ryan about any such person).

9. In consideration of the promises contained herein and intending to be legally bound, Ryan hereby irrevocably and unconditionally releases and forever discharges the Company and its stockholders, directors, officers, employees, agents, representatives, attorneys, and their predecessors, successors, heirs, executors, administrators and assigns, and all persons acting by, through, under or in concert with any of them (collectively referred to herein as the "Company Released Parties"), of and from any and all actions, causes of action, suits, debts, charges and expenses (including attorneys' fees and costs), of any nature whatsoever, asserted or unasserted, known or unknown, which he ever had, now has, or hereafter may have against the Company Released Parties, arising from any event occurring at any time before he executed this Agreement, including without limitation of the foregoing general terms, any and all claims for salary, bonus, commissions, vacation, compensatory damages, back pay or front pay, punitive or liquidated damages or attorneys' fees against the Company Released Parties arising from or relating to Ryan's employment relationship with the Company or his retirement from such employment, and including any and all claims arising from any alleged violation by the Company Released Parties of any contract or of any federal, state, or local statutes, ordinances or common law principles, including but not limited to Title VII of the Civil Rights Act of 1964, 42 U.S.C. section 2000e, et e seq., the Age Discrimination in Employment Act, 29 U.S.C. section section 621, et seq.,the Americans with Disabilities Act, 42 U.S.C. sectionsection 12101, et seq., the Employee Retirement Income Security
     Act of 1974, 29 U.S.C.section 1001, et seq., and the Pennsylvania Human Relations Act. The release set forth herein shall not release any claims Ryan may have to benefits under the plans and arrangements described in Paragraphs 3, 4, 5 and 6 above or any claims he might have arising under this Agreement.

10. In consideration of the promises contained herein and intending to be legally bound, the Company hereby irrevocably and unconditionally releases and forever discharges Ryan and his heirs, executors, administrators and assigns, and all persons acting by, through, under or in concert with any of them (collectively referred to herein as the "Ryan Released Parties"), of and from any and all actions, causes of action, suits, debts, charges and expenses (including attorneys' fees and costs), of any nature whatsoever, asserted or unasserted, known or unknown, which the Company ever had, now has, or hereafter may have against the Ryan Released Parties, arising from any event occurring at any time before the Company executed this Agreement, including without limitation of the foregoing general terms, any and all claims for punitive or liquidated damages or attorneys' fees against the Ryan Released Parties arising from or relating to Ryan's employment relationship with the Company or his retirement from such employment, and including any and all claims arising from any alleged violation by the Ryan Released Parties of any contract or of any federal, state, or local statutes, ordinances or common law principles. The release set forth herein shall not release any claims the Company might have arising under this Agreement.

11. This Agreement constitutes the good faith settlement of any and all claims and potential claims between the parties and is not and shall not in any way be construed as an admission by any of the Ryan Released Parties or the Company Released Parties of any wrongful, unlawful or discriminatory act against the other; that any of the Ryan Released Parties or the Company Released Parties has violated any written or oral contract with the other; or that the termination of the parties' relationship was unwarranted or unjustified. The Ryan Released parties and the Company Released Parties specifically deny any wrongdoing and disclaim any liability to each other.

12. Ryan agrees that neither he nor any person or entity on his behalf shall commence, maintain or prosecute any lawsuit, complaint, action or proceeding of any kind against any of the Company Released Parties with respect to any act, omission or other matter that is covered by the provisions of Paragraph 9 above. This Paragraph 12 shall not operate to waive any rights that may not legally be waived. Ryan affirms that, as of this date, he has not taken or initiated any action encompassed by this paragraph.

13. The Company agrees that neither it nor any person or entity on its behalf shall commence, maintain or prosecute any lawsuit, complaint, action or proceeding of any kind against any of the Ryan Released Parties with respect to any act, omission or other matter that is covered by the provisions of Paragraph 10 above. This Paragraph 13 shall not operate to waive any rights that may not legally be waived. The Company affirms that, as of this date, it has not taken or initiated any action encompassed by this paragraph.

14. Ryan shall keep confidential all information or knowledge pertaining to the Company, including but not limited to trade secrets, customer information, information about products, and other proprietary information that he obtained in the course of employment with the Company or in the course of his consulting services under paragraph 5.

15. Ryan acknowledges that he has carefully read and fully understands all of the provisions and effects of this Agreement; that the Company has advised Ryan in writing to consult with an attorney before signing this Agreement; that the Company has provided him with no less than 21 days to consider this Agreement before executing it and that he has used as much of that time as he has desired; that Ryan is voluntarily entering into this Agreement after consulting with his own legal counsel to the extent he wishes to do so; and that neither the Company nor any of its agents or attorneys have made any representations or promises concerning the terms or effects of this Agreement.

16. This Agreement will be binding upon any corporation or other legal entity that succeeds to the business of the Company, whether by purchase, merger, consolidation or otherwise. The Company agrees that as a condition to the completion of any such transaction the Company will require the successor corporation or other entity to assume in writing all obligations of the Company under this Agreement, including without limitation the Company's obligation in respect of Ryan's vested benefits under the Company's Retirement Plan, Supplemental Retirement Plan, 1996 Stock Option Plan and other benefits preserved by this Agreement.

17. This Agreement is made and entered into in the Commonwealth of Pennsylvania and shall in all respects be interpreted, enforced and governed under the laws of the Commonwealth of Pennsylvania. The language of all parts of this Agreement shall in all cases be construed as a whole, according to its fair meaning, and not strictly for or against any of the parties.

18. This Agreement sets forth the entire agreement between the parties hereto and fully supersedes any and all prior agreements or understandings, written or oral, between the parties hereto pertaining to the subject matter hereof. The terms of this Agreement may not be altered except by written agreement signed by Ryan and an authorized representative of the Company.

19. Ryan may revoke this Agreement by giving written notice of his intent to do so to the Company at any time during the seven days following execution of the Agreement. Such notice shall not be effective unless, before 5:00 p.m. on the seventh day following Ryan's execution of the Agreement, the notice is received by Michael J. McKenna, 21 Gilbert Lane, Ocean City, New Jersey 08225, phone and fax 609-398-7214.



 PLEASE READ CAREFULLY.  THIS SEVERANCE AGREEMENT AND RELEASE INCLUDES A RELEASE
  OF CLAIMS, KNOWN AND UNKNOWN, AND RESTRICTS FUTURE LEGAL ACTION AGAINST SELAS
   CORPORATION OF AMERICA AND THE OTHER COMPANY RELEASED PARTIES BY STEPHEN F.
                                      RYAN.



     IN WITNESS WHEREOF, and intending to be legally bound hereby, the parties have agreed to and executed the foregoing Retirement Agreement, Consulting Agreement and General Release.

SELAS CORPORATION OF AMERICA


By  /s/ Michael J. Mc Kenna              By  /s/ Stephen F. Ryan


     Michael J. McKenna,                     Stephen  F. Ryan
     pursuant to authority
     delegated by board of directors         Dated: August 30, 2000

Dated:  August 29, 2000