Form 10-K
period 2000-12-31
SELAS CORP OF AMERICA
filed 2001-03-30
CIK 88790

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K
(Mark One)
(X)          ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2000
                                      OR
(  )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ____________ TO ____________

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

Securities registered pursuant to Section 12(b) of the Act:
                                                Name of each exchange on
          Title of each class                      which registered
Common Shares, $1 par value per share           American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securites Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.       (X)

The aggregate market value, as of March 14, 2001, of the voting stock held by non-affiliates of the registrant was approximately $17,814,865 (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

At March 14, 2001, there were 5,119,214 of the Company's common shares outstanding (exclusive of treasury shares).

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 2000 annual report to shareholders are incorporated by reference into Part II of this report. Portions of the Company's proxy statement for the 2001 annual meeting of shareholders are incorporated by reference into Part III of this report. Except for the parts of such documents that have been specifically incorporated herein by reference, such documents shall not be deemed "filed" for the purposes of this report.



                                    PART I

ITEM 1.  Business

Selas Corporation of America (together with its subsidiaries, unless the context otherwise requires, referred to herein as the "Company",) was incorporated in Pennsylvania in 1930. The Company is a diversified firm with international operations and sales that engages in a range of products. The Company, headquartered in Dresher, Pennsylvania with subsidiaries in Minnesota, Ohio, California, England, France, Germany, Italy, Japan, Portugal and Singapore, operates directly or through subsidiaries in three business segments.

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


CUSTOM-ENGINEERED FURNACES

Products and Industries Served. The Company designs specialized furnaces for use primarily in the steel and glass industries worldwide. The furnaces are engineered to subject a customer's products to carefully controlled heating and cooling processes in order to improve the physical characteristics of those products. Each furnace is custom-engineered by the Company to meet customer's specific requirements. The Company believes that the Selas TM name, its reputation for quality and its leadership in the design and engineering of direct gas-fired heat processing furnaces are important factors in its business. The Company also offers gas-fired radiant tube and electric heating technology for heat processing furnaces.

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

Marketing and Competition. The Company markets its custom-engineered furnaces on a global basis. Marketing personnel are located at the Company's offices in Dresher, Paris, Ratingen, Derbyshire, Milan, Leiria, Lyon, and Japan. Over the years, the Company has installed custom-engineered systems in Europe, North America, South America, Asia, Australia and Africa. In a particular period, a single contract may account for a large percentage of sales, but the Company is not dependent on any custom-engineered systems customer on an ongoing basis.

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

Operations. The Company's custom-engineered furnace business is conducted principally by its wholly-owned subsidiaries, Selas (SAS) (Paris), CFR (Paris), Ermat S.A. (Lyon), Selas Waermetechnik (Ratingen), Selas Italiana, S.r.L. (Milan), Selas U.K. (Derbyshire) and CFR Portugal (Leiria). These subsidiaries currently employ approximately 172 persons, of whom 26 are administrative personnel, 27 are fabrication and assembly personnel, and 119 are sales, engineering and operations personnel. A small number of engineering and marketing management personnel located at the Company's Dresher, Pennsylvania headquarters facility are also involved from time to time in the custom-engineered furnace business.

On large-scale projects, such as a continuous steel strip annealing or galvanizing line, the customer frequently contracts for the entire line on the turnkey basis with an engineering and construction firm specializing in line terminal equipment, and the Company acts as a subcontractor for the design, engineering, supply of material and installation of the furnace portion of the line, or, alternatively, as a subcontractor only for design and engineering. When the Company provides only design and engineering services, the prime contractor handles the fabrication and erection of the furnace. With the exception of certain proprietary parts, the Company does not manufacture the components used in such systems.

The Company's custom-engineered furnace business is historically cyclical in nature.

On January 12, 2000, the Company's wholly-owned subsidiary, Selas (SAS), acquired the stock of Ermat S.A., a Lyon, France firm engaged in the engineered industrial furnace business. This acquisition was made to complement the Company's existing heat technology operations in Europe, particularly the custom-engineered furnace business. Ermat engineers and designs batch and continuous furnaces that are used for heat treating both ferrous and non-ferrous metals. The Company believes that Ermat enjoys a good reputation in the French market for engineered industrial furnaces. Ermat does have several European competitors for the products offered and some of its competitors are larger and have greater financial resources. Certain information regarding the acquisition of the Ermat business is set forth in note 2 of the Company's consolidated financial statements.


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

Operations. At its Dresher facility, the Company employs approximately 62 persons, of whom 17 are executive and administrative personnel, 14 are sales and engineering personnel and 31 are personnel engaged in manufacturing. The hourly personnel are represented by a union, and the current union contract expires May 16, 2001. The Company considers its relations with its employees to be satisfactory.

On June 6, 2000, the Company acquired the remaining 50% equity interest in Nippon Selas, a Japanese sales and engineering firm previously accounted for on the equity method. Its Tokyo facility employs 13 people; 4 administrative and 9 sales and engineering.

The principal components used in the Company's heat processing equipment and other products are steel, special castings (including high-alloy materials), electrical and electronic controls and materials handling equipment. These items are available from a wide range of independent suppliers.

Research and Development. The Company conducts research and development activities at its Dresher facility to support its heat processing services and products. The Company's research efforts are designed to develop new products and technology as well as to improve existing products and technology. The Company also conducts research on behalf of particular customers in connection with customers' unusual process needs. Research and development expenditures for heat processing aggregated $31,000, $38,000 and $77,000 in 2000, 1999 and 1998, respectively.

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

Products and Industries Serviced. RTI is a leading manufacturer and supplier of microminiature electromechanical components to hearing instrument manufacturers. These components consist of volume controls, trimmer potentiometers and switches. RTI also manufactures hybrid amplifiers and integrated circuit components ("hybrid amplifiers"), along with faceplates for in-the-ear and in-the-canal hearing instruments. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer's individualized specifications. Sales to hearing instrument manufacturers represented approximately 68% of 2000 annual net sales for the Company's precision miniature medical and electronic products business.

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

The potential range of applications for RTI's molded plastic parts is broad. RTI has produced intravenous flow restrictors for a medical instruments manufacturer and cellular telephone battery sockets for a telecommunications equipment manufacturer. Sales by RTI to industries other than the hearing instrument industry represented approximately 8% of 2000 annual net sales for the Company's precision miniature medical and electronic products business.

RTI manufactures its components on a short lead-time basis in order to supply "just-in-time" delivery to its customers. Due to the short lead-time, the Company does not include orders from RTI's customers in its published backlog figures.

RTIE manufactures and sells thermistors and thermistor assemblies, which are solid state devices that produce precise changes in electrical resistance as a function of any change in absolute body temperature. RTIE's Surge-Gard TM product line, an inrush current limiting device used primarily in computer power supplies represents approximately 50% of RTIE's sales. The balance of sales represent various industrial, commercial and military sales for thermistor and thermistor assemblies to domestic and international markets.

RTI's and RTIE's principal raw materials are plastics, polymers, metals, various metal oxide powders and silver paste, for which there are multiple sources of supply.

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

In January, 2001, the Company acquired the stock of Lectret, a Singapore manufacturer of microphone capsules. In October, 1998, the Company acquired a product manufacturing line from Lectret which was newly formed as RTI Technologies PTE LTD. The acquisition expands RTI's product capability in the hearing health market by adding a microphone product line.

Certain information regarding the acquisition of RTI Technologies PTE LTD business is set forth in note 2 to the Company's Consolidated Financial Statements.

Marketing and Competition. RTI sells its hearing instrument components directly to domestic hearing instrument manufacturers through an internal sales force. Sales of molded plastic parts to industries other than hearing instrument manufacturers are made through a combination of independent sales representatives and internal sales force. In recent years, three companies have accounted for a substantial portion of the U.S. hearing instrument sales. In 2000, these three customers accounted for approximately 24% of RTI's net sales.

Internationally, sales representatives employed by Resistance Technology, GmbH ("RT, GmbH"), a German company 90% of whose capital is owned by RTI, solicit sales from European hearing instrument manufacturers and facilitate sales with Japanese and Australian hearing instrument markets.

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

Operations. RTI currently employs 240 people, of whom 37 are executive and administrative personnel and 203 are sales, engineering and operations personnel at RTI's two facilities near Minneapolis, Minnesota. A small number of sales personnel employed by RT, GmbH are located in Munich, Germany and RTI Technologies employs 42 people at its Singapore location.

At its facilities in Anaheim, California, RTIE employs 103 full-time employees, of which 6 are administrative and 97 are sales and operations personnel.

As a supplier of parts for consumer and medical products, RTI is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

Research and Development. RTI and RTIE conduct research and development activities primarily to improve its existing products and technology. Their research and development expenditures were $899,000, $964,000 and $1,290,000 in 2000, 1999 and 1998, respectively.

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

Products and Industries Served. Deuer is a leading supplier of spare tire holders used on light trucks and mini-vans manufactured by the major domestic automotive manufacturers. Deuer's spare tire holder holds the spare tire to the underbody of the vehicle by means of a steel cable running to the underside of the vehicle's frame. One end of the steel cable is attached to a hub placed through the center of the spare tire's rim, and the other end is attached to a hand-operated winch mounted at an accessible location on the vehicle. The spare tire holding system permits the spare tire to be stored in a remote location and to be easily removed without the need to crawl under the vehicle. During 2000, sales of spare tire holders accounted for approximately 93% of Deuers net sales.

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

Deuer is one of several suppliers of spare tire holders to domestic mini-van and light truck manufacturers. Some of Deuer's competitors are larger and have greater financial resources. The Company believes that price and Deuer's reputation for quality and reliability of delivery are important factors in competition for business from the domestic automotive manufacturers. A number of other domestic and foreign manufacturers sell hoist -pullers to the retail market, and Deuer's share of this market is relatively small.

Operations. At its Dayton facility, Deuer employs 17 executive and administrative personnel and approximately 148 manufacturing employees. Some of the manufacturing employees are represented by a union, and the current union contract expires in October, 2002. Deuer considers its relations with its employees to be satisfactory.

Deuer's principal raw material is coil rolled steel and metal cable which is widely available. Deuer also conducts research and development activities which consist of the development of new products and technology and the modification of existing products. Deuer's research and development expenditures aggregated $252,000, $258,000 and $239,000 in 2000, 1999 and
1998, respectively.

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

RTI leases a 47,000 sq. ft. manufacturing facility in Arden Hills, Minnesota from a partnership consisting of two former officers of RTI and Mark S. Gorder who serves as an officer of the Company and RTI and on the Company's Board of Directors. At this facility, RTI manufactures all of its products other than plastic component parts. The lease expires in October, 2003, with two successive 5-year renewal options. In addition, RTI owns, subject to a mortgage from a third party lender, a 34,000 sq. ft. building in Vadnais Heights, Minnesota at which RTI produces plastic component parts. (See notes 8, 17 and 18 of the Company's consolidated financial statements.)

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

Selas (SAS) owns the land and building which houses its engineering, sales and administrative operations in Gennevilliers, France (outside of Paris). The land under the building is owned by Selas (SAS) and the property outside of the building is jointly owned by the building owners in the office complex. The building has 22,000 square feet. This property is subject to a mortgage. See note 8 of the Company's consolidated financial statements.

Selas Italiana S.r.L., the Company's Italian subsidiary, Selas Waermetechnik GmbH, the Company's German subsidiary and Selas UK , the Company's United Kingdom subsidiary, lease facilities in Milan, Italy, Ratingen, Germany and Derbyshire, UK, respectively. The Milan and Derbyshire facilities are comprised of engineering, sales and administrative offices with the leases expiring in October, 2001 and a month to month basis, respectively. The Ratingen facilities are used for sales, administrative and engineering activities and assembly of small furnaces and furnace components, with the lease expiring October, 2001. Resistance Technology, GmbH, leases office space in Munich, Germany, on a year-to-year basis, for its sales personnel. Management expects to be able to extend these leases.

RTI Technologies PTE LTD leases a building in Singapore which houses its production facilities and administrative offices. The building contains 6,000 square feet and its lease expires June, 2001, with a three-year renewal option.

CFR leases facilities in Paris and Maisse, both in France. The facilities in Paris house engineering, sales and administrative operations and has 10,000 square feet. The Maisse facility is 40,000 square feet and houses CFR's fabrication and assembly operations. The Paris lease expires January, 2003 and the Maisse lease expires February, 2004, each with three-year optional renewal terms. Ermat leases a building in Lyon, France with sales and administrative facilities which expires June, 2001. CFR Portugal leases a building in Leiria, Portugal which houses its fabrication facilities and administrative offices. Management expects to be able to extend these leases.



ITEM 3.  Legal Proceedings

The Company is a defendant along with a number of other parties in approximately 100 lawsuits as of December 31, 2000 (approximately 200 as of December 31, 1999) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 to July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Companys excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management is of the opinion that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Companys consolidated financial position or results of operations.

The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Companys consolidated financial position, liquidity, or results of operations.


ITEM 4.  Submission of Matters to a Vote of Security Holders

None




ITEM 4A.  Executive Officers of the Company

The names, ages and offices (as of February 24, 2001) of the Company's officers were as follows:

        Name                Age                Office

Stephen F. Ryan             65        Chairman and Chief Executive
                                      Officer; Director of the Company

Mark S. Gorder              54        President and Chief Operating Officer
                                      and President of Resistance Technology,
                                      Inc.; Director of the Company

Christian Bailliart         52        Vice President and Chairman-Director
                                      Generale of Selas (SAS)

James C. Deuer              72        Vice President and President of Deuer
                                      Manufacturing, Inc.

Robert W. Ross              52        Vice President and Secretary and
                                      President Heat Technology Group

Francis A. Toczylowski      50        Vice President and Treasurer

Mr. Ryan joined the Company in May 1988, as President and Chief Executive Officer. In December, 1998, he was elected Chairman of the Board of Directors. Mr. Gorder joined the Company October 20, 1993 when Resistance Technology, Inc. (RTI) was acquired. Prior to the acquisition, Mr. Gorder was President and one of the founders of RTI, which began operations in 1977. Mr. Gorder was promoted to Vice President of the Company and elected to the Board of Directors in 1996. In 2000 he was elected President and Chief Operating Officer. Upon Mr. Ryan's retirement in April, 2001, Mr. Gorder will assume the role of Chief Executive Officer. Mr. Bailliart joined Selas (SAS) in 1974 and in 1989 he was promoted to Chairman-Director Generale of Selas (SAS) from Vice President, Treasurer. On January 1, 1993, he was elected Vice President of the Company. Mr. Deuer joined the Company as President of Deuer Manufacturing when it was acquired in May, 1986 and was promoted to Vice President of the Company and President of Deuer Manufacturing in December, 1990. From 1965 to 1986 he was President of Deuer Manufacturing. Mr. Ross joined the Company in October 1990 as Vice President
- Treasurer, was appointed Chief Financial Officer January 1, 1994 and elected Secretary February 21, 1995. In December, 1998 he was appointed President of the Heat Technology Group of the Company. Mr. Toczylowski joined the Company in 1981 and has held several positions in the accounting and finance area, most recently as Corporate Controller. In December, 1998, he was elected Vice President and Treasurer.





                                   PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common shares are listed on the American Stock Exchange. The high and low sale prices during each quarterly period during the past two years were as follows:

Market and Dividend Information

                           2000                        1999
                     ------------------          ------------------
                          Market                      Market
                        Price Range                 Price Range
                     ------------------          ------------------

Quarter               High      Low               High      Low
  First  . . . .     6.750     4.875             8.375     4.875
  Second . . . .     7.625     5.250             7.000     5.125
  Third  . . . .     7.500     4.625             7.000     4.500
  Fourth . . . .     5.937     2.750             6.687     4.250

At February 7, 2001 the Company had 432 shareholders of record.

                              2000         1999           1998
Dividends per share:
  First Quarter              $.045         $.045         $.045
  Second Quarter              .045          .045          .045
  Third Quarter               .045          .045          .045
  Fourth Quarter              .045          .045          .045

The payment of any future dividends is subject to the discretion of the Board of Directors and is dependent on a number of factors, including the Company's capital requirements, financial condition, financial covenants and cash availability.


ITEM 6.  Selected Financial Data

Certain selected financial data is incorporated by reference to "Selas Corporation of America Five-Year Summary of Operations", page 4, and "Other Financial Highlights", page 5, of the Company's 2000 annual report to shareholders.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and analysis is incorporated by reference to page 6 through 10 of the Company's 2000 annual report to shareholders.

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

Short-term exposures to changing foreign currency exchange rates are occasionally managed by financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of six months or less) to offset the earnings and cash flow impact of the nonfunctional currency denominated receivables and payables relating to select custom engineered heat technology segment contracts. The decision by management to hedge any such transaction is made on a case-by-case basis. Foreign exchange forward contracts are denominated in the same currency as the receivable or payable being covered, and the term and amount of the forward foreign exchange contract substantially mirrors the term and amount of the underlying receivable or payable. The receivables and payables being covered arise from trade and intercompany transactions of and among the Company's foreign subsidiaries. At December 31, 2000 the Company did not have any forward foreign exchange contracts outstanding.

To manage exposure to interest rate movements and to reduce its borrowing costs, the Company's French subsidiary, Selas (SAS), has entered into an interest rate swap agreement. Selas (SAS) is exposed to changes in interest rates primarily due to its borrowing activities which are related to long-term debt used to finance its office building. The swap agreement requires fixed interest payments based on an effective rate of 8.55% for the remaining term through May, 2006. A 100 (10% adverse change) basis point move in interest rates would affect the Company's floating and fixed rate instruments, including short and long-term debt and derivative instruments, by approximately $27,000 at December 31, 2000. The fair value of the Company's variable rate debt is not significantly different from its recorded amount.

Swap and forward foreign exchange contracts are entered into for periods consistent with related underlying exposures. The Company does not enter into contracts for speculative purposes and does not use leveraged instruments.


ITEM 8. Financial Statements and Supplementary Data

The Company's consolidated balance sheets as of December 31, 2000 and 1999, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 2000, and the report of independent auditors thereon and the quarterly results of operations (unaudited) for the two-year period ended December 31, 2000 are incorporated by reference to pages 11 to 39 of the Company's 2000 annual report to shareholders.


ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None

                                   PART III

The information called for by Items 10, 11, 12 and 13 (except the information concerning executive officers included in Item 4A) is incorporated by reference to the Company's definitive proxy statement relating to its 2001 Annual Meeting of shareholders which the Company filed on March 23, 2001. However, the portions of such proxy statement constituting the reports of the Audit Committee and Compensation Committee of the Board of Directors and the graph showing performance of the Company's common shares and certain share indices shall not be deemed to be incorporated herein or filed for purposes of the Securities Exchange Act of 1934.




                                   PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

1. Financial Statements - The Company's consolidated financial statements, as described below, are incorporated by reference to pages 11 through 39 of the Company's 2000 annual report to shareholders.

   Consolidated Balance Sheets at December 31, 2000 and 1999.

   Consolidated Statements of Operations for the years ended December 31, 2000, 1999 and 1998.

   Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998.

   Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998.

   Notes to Consolidated Financial Statements.

   Report of Independent Auditors.

   Financial statements for 50% or less owned companies which are accounted for by the equity method have been omitted because they do not, considered individually or in the aggregate, constitute significant subsidiaries.


2. Financial Statement Schedules
                                                            Page
   Report of Independent Auditors on
     Financial Statement Schedules                          24

   Schedule I - Condensed Financial Information of
     Registrant (Parent only)                               25, 26, 27, 28

   Schedule II - Valuation and Qualifying Accounts          29, 30

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

4D. Guaranty dated February, 1998 of the Company in favor of First Union/First Fidelity, N.A. Pennsylvania. Exhibit 4H to the Company's report on Form 10-K for the year ended
     December 1997 is hereby incorporated by reference.

4E. Second Amendment to Amended and Restated Credit Agreement, dated as of July 7, 2000. Exhibit 4C to the Company's report on Form 10-Q for the period ended September 30, 2000 is incorporated by reference.

4F. Third Amendment to Amended and Restated Credit Agreement, dated as of January 19, 2001.

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

10D. Form of Amendments to Stock Option Agreements granted under the 1985 Stock Option Plan. Exhibit 10D to the Company's
     Registration Statement on Form S-2 filed on June 15, 1990
     (No. 33-35443) is hereby incorporated by reference.

10E. Amended and Restated 1994 Stock Option Plan. Exhibit 10E to the Company's report on Form 10-K for the year ended
     December 31, 1997 is hereby incorporated by reference.

10F.Form of Stock Option Agreements granted under the Amended and Restated 1994 Stock Option Plan. Exhibit 10F to the
     Company's report on Form 10-K for the year ended December
     31, 1995 is hereby incorporated by reference.

10G. 2001 Stock Option Plan.

10H. Supplemental Retirement Plan (amended and restated effective
     January 1, 1995).  Exhibit 10H. to the Company's report on
     Form 10-K for the year ended December 31, 1995 is hereby incorporated by reference.

10I. Management Employment Agreement dated October 20, 1993 between Resistance Technology, Inc. and Mark S. Gorder.
     Exhibit 10I to the Company's report on Form 10-K for the year ended December 31, 1995 is hereby incorporated by reference.

10J. Amended and Restated Office/Warehouse Lease, between
     Resistance Technology, Inc. and Arden Partners I. L.L.P. (of which Mark S. Gorder is one of the principal owners) dated November 1, 1996. Exhibit 10J to the Company's report on Form 10-K for the year ended December 31, 1996 is hereby incorporated by reference.

10K. Non-Employee Directors' Stock Option Plan and Form of Stock
     Option Agreements under such Plan.  Exhibit 10K to the
     Company's Registration Statement on Form S-8 filed on
     October 30, 1998 is hereby incorporated herein by reference.

10L. Retirement Agreement, Consulting Agreement and General
     Release, dated August 30, 2000, between the Company and Stephen F. Ryan. Exhibit 10 to the Company's report on Form 10-Q for the period ended September 30, 2000 is incorporated by reference.

13. "Selas Corporation of America Five-Year Summary of Operations" contained on Page 4 of the Company's 2000 annual report to shareholders; "Other Financial Highlights" contained on page 5 of the Company's 2000 annual report to shareholders; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 6-10 of the Company's 2000 annual report to shareholders; and the Company's consolidated financial statements, including the "Notes to Consolidated Financial Statements" and the "Report of Independent Auditors' contained on pages 11-39 of the Company's 2000 annual report to shareholders.

21.  List of significant subsidiaries of the Company.

23.  Consent of Independent Auditors

24.  Powers of Attorney.

(b) Reports on Form 8-K - There were no reports on Form 8-K filed during the three months ended December 31, 2000.








Report of Independent Auditors on Financial Statement Schedules






The Board of Directors and Shareholders
Selas Corporation of America:




          Under date of February 19, 2001, we reported on the consolidated balance sheets of Selas Corporation of America and subsidiaries as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2000, as contained in the 2000 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2000. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedules as listed in the accompanying index (Item 14). These financial schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

 In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.



 /s/ KPMG LLP

 Philadelphia, Pennsylvania
 February 19, 2001





                                                                    SCHEDULE I


            SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                Condensed Financial Information of Registrant
                                Balance Sheets
                          December 31, 2000 and 1999



ASSETS                                                   2000            1999

Current assets:

  Cash                                              $   572,232    $    138,392

  Accounts receivable (including $3,903,483 and
    $4,450,272 due from subsidiaries in 2000 and
    1999, respectively, eliminated in
    consolidation), less allowance for
    doubtful accounts of $10,000 in
    both years                                        7,827,465       5,572,399

  Inventories, at cost                                2,785,884       2,838,870

  Prepaid expenses and other current assets             871,692         843,583

          Total current assets                       12,057,273       9,393,244

Investment in wholly-owned subsidiaries              60,731,876      56,453,522

Property and equipment, at cost                       5,939,988       5,895,517

Less:  accumulated depreciation                      (4,983,785)     (4,861,481)

                                                        956,203       1,034,036

Other assets and investment in unconsolidated         2,344,813       2,633,198
affiliate

          Total Assets                              $76,090,165     $69,514,000






                                                                   SCHEDULE I


            SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                Condensed Financial Information of Registrant
                                Balance Sheets
                          December 31, 2000 and 1999


LIABILITIES AND SHAREHOLDERS' EQUITY                    2000           1999

Current liabilities:

  Notes payable and current maturities of
   long-term debt                                   $ 6,082,000    $ 5,119,933

  Accounts payable (including $15,897,018 and
    $14,478,429 due to subsidiaries in 2000
    and 1999, respectively, eliminated in
    consolidation)                                   17,981,384     15,216,623

  Accrued expenses                                    3,821,744      1,596,112

          Total current liabilities                  27,885,128     21,932,668

Long-term debt                                          116,667        816,667

Other postretirement benefit obligations              3,482,508      3,561,574

Deferred income taxes                                   172,338        180,167

Contingencies and commitments

Shareholders' equity
  Common stock                                        5,634,968      5,634,968

  Retained earnings and other equity                 40,063,634     38,590,726

  Less:   514,254 and 504,854 common shares
          held in treasury at cost                   (1,265,078)    (1,202,770)

          Total shareholders' equity                 44,433,524     43,022,924

          Total Liabilities and Shareholder's       $76,090,165    $69,514,000
          Equity





       See accompanying notes to the consolidated financial statements.




SCHEDULE I




            SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                Condensed Financial Information of Registrant
                           Statements of Operations
                 Years Ended December 31, 2000, 1999 and 1998



                                            2000          1999         1998

Sales, net                              $11,654,081    $ 7,640,167  $13,431,912

Add back:  license fees and corporate
  charges paid by subsidiaries,
  eliminated in consolidation               400,000      1,013,208      805,796

                                         12,054,081      8,653,375   14,237,708

Costs and expenses:

  Cost of goods sold                      8,805,571      4,805,422    9,582,358
  Selling, general and administrative
  expenses                                3,390,804      4,413,178    3,761,810
  Rent and depreciation                     290,134        372,942      360,801

                                         12,486,509      9,591,542   13,704,969

Income (loss) before income taxes
  (benefits)and equity in net income
  of subsidiaries                          (432,428)      (938,167)     532,739


Provision for income taxes (benefits)      (152,964)      (241,315)    (753,789)

Income (loss) before equity in net income
  of subsidiaries                          (279,464)      (696,852)   1,286,528

Equity in net income of subsidiaries      3,215,250      2,426,012    2,322,994

          Net income                    $ 2,935,786    $ 1,729,160  $ 3,609,522













       See accompanying notes to the consolidated financial statements.




SCHEDULE I


            SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

              CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                           Statements of Cash Flows
                 Years Ended December 31, 2000, 1999 and 1998



                                            2000          1999          1998

Operating Activities


Net income                               2,935,786    $ 1,729,160   $ 3,609,522
Adjustments to reconcile net income to net cash provided by operating activities:

  Depreciation and amortization            183,717        228,979       259,716
  Other adjustments                     (3,226,289)    (1,900,383)   (3,050,628)
  Net changes in operating assets and
    liabilities                          2,385,559      3,479,413        57,727

Net cash provided by oper. activities    2,278,773      3,537,169       876,337

Investing Activities

Dividend from unconconsolidated affiliate                  14,476
Purchase of property, plant and equipment  (98,336)       (70,377)      (93,415)
Additional investment in subsidiary co.  1,024,304)    (1,067,140)

Net cash (used) by investing activities (1,122,640)    (1,123,041)      (93,415)

Financing Activities

Proceeds from exercise of stock options                    83,540        10,196
Proceeds from short-term borrowings      1,389,000      1,901,446     2,091,554
Payment of dividends                      (922,052)      (934,302)     (941,954)
Repayments of long-term debt            (1,126,933)    (2,576,424)   (2,350,000)
Purchase of treasury stock                 (62,308)      (820,833)

Net cash (used) by financing activities   (722,293)    (2,346,573)   (1,190,204)

Increase (decrease) in cash and cash
  equivalents                              433,840         67,555      (407,282)
Cash and cash equivalents, beginning of
  year                                     138,392         70,837       478,119

Cash and equivalents, end of year      $   572,232    $   138,392   $    70,837





       See accompanying notes to the consolidated financial statements.





SCHEDULE II


            SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                      Valuation and Qualifying Accounts
                       December 31, 2000, 1999 and 1998


              Column A                      Column B           Column C
                                                               Additions

                                       Balance at    Charged to
                                       Beginning      Costs and
            Classification              of Period      Expenses         Other

Year ended December 31, 2000:
  Reserve deducted in the balance sheet
  from the asset to which it applies:
    Allowance for doubtful accounts  $    977,557  $   135,097    $  (62,660)(a)

    Deferred tax asset valuation
      allowance                       $ 1,464,907  $   (69,146)

  Reserve not shown elsewhere:
    Reserve for estimated future costs
      of service and guarantees       $ 1,483,624  $   599,475    $  (93,746)(a)


Year ended December 31, 1999:
  Reserve deducted in the balance sheet
    from the asset to which it applies:
     Allowance for doubtful accts.     $1,993,733  $   800,812    $ (217,768)(a)

     Deferred tax asset valuation
       allowance                       $1,620,162  $  (155,255)

Reserve not shown elsewhere:
  Reserve for estimated future costs
    of service and guarantees          $2,294,889  $   (22,498)   $ (131,001)(a)

Year ended December 31, 1998:
  Reserve deducted in the balance sheet
    from the asset to which they apply:
     Allowance for doubtful accts.    $   681,356  $ 1,324,093    $  106,973 (a)

     Deferred tax asset valuation
      allowance                        $1,696,824  $   (76,662)

Reserve not shown elsewhere:
  Reserve for estimated future costs
    of service and guarantees          $2,705,293  $   355,013    $   51,393 (a)



a) Represents difference between translation rates of foreign currency at beginning and end of year and average rate during year.






SCHEDULE II


            SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                      Valuation and Qualifying Accounts
                       December 31, 2000, 1999 and 1998


                 Column A                             Column D         Column E

                                                                      Balance at
                                                                         End of
               Classification                        Deductions          Period

Year ended December 31, 2000:
  Reserve deducted in the balance sheet from
    the asset to which it applies:
      Allowance for doubtful accounts              $   304,007(b)   $   745,987

      Deferred tax asset valuation allowance                        $ 1,395,761

Reserve not shown elsewhere:
  Reserve for estimated future costs of
    service and guarantees                         $ 1,031,613(c)   $   957,740

Year ended December 31, 1999:
  Reserve deducted in the balance sheet from
    the asset to which it applies:
      Allowance for doubtful accounts              $ 1,599,220(b)   $   977,557

      Deferred tax asset valuation allowance                        $ 1,464,907

Reserve not shown elsewhere:
  Reserve for estimated future costs of
    service and guarantees                         $   657,766(c)   $ 1,483,624

Year ended December 31, 1998:
  Reserve deducted in the balance sheet from
    the asset to which it applies:
      Allowance for doubtful accounts              $   118,689(b)   $ 1,993,733

      Deferred tax asset valuation allowance                        $ 1,620,162

Reserve not shown elsewhere:
  Reserve for estimated future costs of
    service and guarantees                         $   816,810(c)   $ 2,294,889




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

                                              SELAS CORPORATION OF AMERICA
                                                       (Registrant)

                                              By:  __________________________
                                                    Francis A. Toczylowski
                                                    Vice President and Treasurer

Dated:  March 30, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of members of the Board of Directors) on behalf of the registrant and in the capacities and on the dates indicated.


_________________________                     ___________________________
Stephen F. Ryan                               Stephen F. Ryan
Attorney-In-Fact                              Chairman and Chief Executive
March 30, 2001                                Officer and Director
                                              March 30, 2001

_________________*_________________           ______________________________
Mark S. Gorder                                Francis A. Toczylowski
President and Chief Operating Officer         Vice President and Treasurer
March 30, 2001                                March 30, 2001


_________________*_________________
+John H. Austin
Director
March 30, 2001


_________________*_________________
Frederick L. Bissinger
Director
March 30, 2001


_________________*_________________
Nicholas A. Giordano
Director
March 30, 2001


_________________*_________________
Michael J. McKenna
Director
March 30, 2001


                              EXHIBIT INDEX


EXHIBITS:

3B.  The Company's By-Laws as amended.

4F. Third Amendment to Amended and Restated Credit Agreement, dated as of January, 2001

10G. 2001 Stock Option Plan.

13. "Selas Corporation of America Five-Year Summary of Operations" contained on Page 4 of the Company's 2000 annual report to shareholders; "Other Financial Highlights" contained on page 5 of the Company's 2000 annual report to shareholders; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 6-10 of the Company's 2000 annual report to shareholders; and the Company's consolidated financial statements, including the "Notes to Consolidated Financial Statements" and the "Report of Independent Auditors' contained on pages 11-39 of the Company's 2000 annual report to shareholders.

21.  List of significant subsidiaries of the Company.

23.  Consent of Independent Auditors.

24.  Powers of Attorney.