Form 10-Q
period 2001-03-31
SELAS CORP OF AMERICA
filed 2001-05-11
CIK 88790

15
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED     MARCH 31, 2001

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


COMMISSION FILE NUMBER              1-5005


                            SELAS CORPORATION OF AMERICA
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            PENNSYLVANIA                              23-1069060
(STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO)
INCORPORATION OR ORGANIZATION)


          DRESHER, PENNSYLVANIA                          19025
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


COMMON SHARES, $1.00 PAR VALUE            5,119,214 (exclusive of 515,754
             CLASS                                 treasury shares)
                                             OUTSTANDING AT MAY 4, 2001




                         SELAS CORPORATION OF AMERICA


                                  I N D E X



                                                                Page
                                                               Number

PART I:  FINANCIAL INFORMATION


        Item 1.  Financial Statements

           Consolidated Balance Sheets as of
           March 31, 2001 and December 31, 2000                3, 4

           Consolidated Statements of Operations for
           the Three Months Ended March 31, 2001 and 2000      5

           Consolidated Statements of Cash Flows for
           the Three Months Ended March 31, 2001 and 2000      6

           Consolidated Statement of Shareholders'Equity
           for the Three Months Ended March 31, 2001           7

           Notes to Consolidated Financial Statements          8,9,10,11


        Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                    12, 13


        Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                             13


PART II: OTHER INFORMATION


        Item 1.  Legal Proceedings                             14


        Item 6.  Exhibits and Reports on Form 8-K              14




                         SELAS CORPORATION OF AMERICA

                         Consolidated Balance Sheets
                                    Assets

                                                 March 31,       December 31
                                                   2001              2000
                                                (Unaudited)        (Audited)
Current assets

Cash, including cash equivalents of
  $3,092,000 in 2001 and $428,000 in 2000       $ 5,618,911      $ 4,055,224

Accounts receivable (including unbilled
  receivables of $8,954,000 in 2001
  and $13,491,000 in 2000, less allowance
  for doubtful accounts of $649,000 in
  2001 and $746,000 in 2000)                     32,618,593       38,173,397

Inventories                                      15,580,024       13,808,636

Deferred income taxes                             2,946,078        2,811,219

Other current assets                              1,397,871        1,465,456

    Total current assets                         58,161,477       60,313,932

Property, plant and equipment

  Land                                              946,622          975,383

  Buildings                                      10,896,933       11,171,239

  Machinery and equipment                        32,698,747       31,781,389

                                                 44,542,302       43,928,011

Less:  Accumulated depreciation                  25,798,562       24,819,267

       Net property, plant and equipment         18,743,740       19,108,744

Excess of cost over net assets of acquired
  subsidiaries, less accumulated amortiza-
  tion of $4,079,000 in 2001 and
  $3,898,000 in 2000                             16,225,331       15,599,884

Deferred income taxes                               464,150          451,861

Other assets including patents, less
  amortization                                    1,003,842          856,719

                                                $94,598,540      $96,331,140

      (See accompanying notes to the consolidated financial statements)


                         SELAS CORPORATION OF AMERICA

                         Consolidated Balance Sheets
                     Liabilities and Shareholders' Equity


                                                 March 31,       December 31,
                                                   2001             2000
Current liabilities                             (Unaudited)        (Audited)

  Notes payable                                 $ 6,412,312      $ 9,153,626

  Current maturities of long-term debt            2,270,242        1,755,495

  Accounts payable                               21,081,619       21,447,745

  Federal, state and foreign income taxes           676,995        1,201,720

  Customers' advance payments on contracts        3,398,727        3,783,421

  Guarantee obligations and estimated costs
    of service                                      843,936          957,740

  Other accrued liabilities                       6,956,077        6,327,403

      Total current liabilities                  41,639,908       44,627,150

Long-term debt                                    4,494,258        3,211,706

Other postretirement benefit obligations          4,416,765        4,058,761

Contingencies and commitments

Shareholders' equity

  Common shares, $1 par; 10,000,000 shares
    authorized; 5,634,968 shares issued           5,634,968        5,634,968

  Additional paid-in capital                     12,012,541       12,012,541

  Retained earnings                              28,674,517       28,606,413

  Accumulated other comprehensive (loss)         (1,009,339)        (555,321)

  Less:  515,754 common shares held
         in treasury, at cost                    (1,265,078)      (1,265,078)

      Total shareholders' equity                 44,047,609       44,433,523

                                                $94,598,540      $96,331,140



      (See accompanying notes to the consolidated financial statements)




                         SELAS CORPORATION OF AMERICA

                    Consolidated Statements of Operations
                                 (Unaudited)


                                                    Three Months Ended
                                                March 31,        March 31,
                                                   2001             2000

Sales, net                                      $28,410,873      $30,523,008

Operating costs and expenses
  Cost of sales                                  22,701,765       23,433,621
  Selling, general and administrative
    expenses                                      4,960,987        4,783,035

Operating income                                    748,121        2,306,352

  Interest (expense)                               (301,600)        (267,924)
  Interest income                                    10,900           16,280
  Other income (expense), net                       127,666          (53,980)

Income before income taxes                          585,087        2,000,728

Income taxes                                        286,615          800,135

Net income                                      $   298,472      $ 1,200,593

Earnings per share

  Basic                                                $.06             $.23

  Diluted                                              $.06             $.23

Average shares outstanding

  Basic                                           5,119,000        5,125,000

  Diluted                                         5,136,000        5,137,000

Comprehensive income (loss)                     $  (155,546)     $   888,705


      (See accompanying notes to the consolidated financial statements)



                         SELAS CORPORATION OF AMERICA
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                                                    Three Months Ended
                                                 March 31,       March 31,
                                                    2001            2000
Cash flows from operating activities:
 Net income                                     $   298,472      $ 1,200,593
 Adjustments to reconcile net income
  to net cash provided (used) by operating
  activities:
   Depreciation and amortization                  1,071,362        1,020,728
   Equity in loss of unconsolidated
    affiliate                                                         14,392
   (Gain) loss on sale of property and
    equipment                                           164             (150)
   Deferred taxes                                  (163,341)          42,126
   Changes in operating assets and
    liabilities:
    (Increase) decrease in accounts
      receivable                                  5,747,291       (4,855,203)
    (Increase) in inventories                    (1,773,989)        (385,138)
    (Increase) decrease in other assets             446,736         (321,412)
     Increase (decrease) in accounts
      payable                                    (1,306,505)       3,986,351
     Increase (decrease) in accrued expenses       (682,763)         319,902
    (Decrease) in customer advances                (339,055)        (445,199)
     Increase (decrease) in other
      liabilities                                   374,754          (19,148)
         Net cash provided by operating
         activities                               3,673,126          557,842
Cash flows from investing activities:
 Purchases of property, plant and equipment        (548,248)        (743,740)
 Proceeds from sale of property, plant
  and equipment                                       1,422              150
 Acquisition of subsidiary companies, net of
  cash acquired                                     (77,292)         144,930
         Net cash (used) by investing
         activities                                (624,118)        (598,660)
Cash flows from financing activities:
 Proceeds from short-term bank borrowings         1,113,811          890,763
 Proceeds from long-term bank borrowings          2,543,184
 Proceeds from borrowings to acquire
  subsidiary company                                534,223        1,735,645
 Repayments of short-term bank borrowings        (4,128,671)        (312,628)
 Repayments of long-term debt                    (1,003,995)        (797,690)
 Payment of dividends                              (230,366)        (230,628)
 Purchase of treasury stock                                          (46,220)
         Net cash provided (used) by
         financing activities                    (1,171,814)       1,239,242
Effect of exchange rate changes on cash            (313,507)        (195,097)
Net increase in cash and cash equivalents         1,563,687        1,003,327
Cash and cash equivalents, beginning of
 period                                           4,055,224        1,756,008

Cash and cash equivalents, end of period        $ 5,618,911      $ 2,759,335

      (See accompanying notes to the consolidated financial statements)



                         SELAS CORPORATION OF AMERICA
                Consolidated Statement of Shareholders' Equity
                      Three Months Ended March 31, 2001
                                 (Unaudited)

                                    Common Stock
                                                          Additional
                        Number of                          Paid-in
                         Shares           Amount           Capital
Balance January 1,
   2001                 5,634,968        $5,634,968      $12,012,541
Net income
Cash dividends paid
  ($.045 per share)
Foreign currency
  translation (loss)
Derivative financial
  instrument gain,
  net of taxes
Comprehensive (loss)
Balance March 31,
   2001                 5,634,968        $5,634,968      $12,012,541

                                              Accumulated
                                                 Other
                             Retained        Comprehensive     Comprehensive
                             Earnings            (Loss)           (Loss)
Balance January 1,
  2001                     $28,606,413          $(555,321)
Net income                     298,472                          $  298,472
Cash dividends paid
 ($.045 per share)            (230,368)
Foreign currency
  translation (loss)                             (498,941)        (498,941)
Derivative financial
  instrument gain,
  net of taxes                                     44,923           44,923

Comprehensive (loss)                                             $(155,546)
Balance March 31,2001      $28,674,517        $(1,009,339)

                                                   Total
                              Treasury           Shareholders
                               Stock               Equity
Balance January 1, 2001      $(1,265,078)        $44,433,523
Net income                                           298,472
Cash dividends paid
  ($.045 per share)                                 (230,368)
Foreign currency
  translation (loss)                                (498,941)
Derivative financial
  instrument gain,
  net of taxes                                        44,923
Comprehensive (loss)
Balance March 31, 2001       $(1,265,078)        $44,047,609

      (See accompanying notes to the consolidated financial statements)


                         SELAS CORPORATION OF AMERICA

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of March 31, 2001 and December 31, 2000, and the consolidated results of its operations for the three months ended March 31, 2001 and 2000 and consolidated statements of shareholders' equity and cash flows for the three months then ended.

2. The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the 2000 Selas Corporation of America Annual Report.

3.   Acquisitions

     In January, 2001, the Company acquired the stock of Lectret, a Singapore manufacturer of microphone capsules. The purchase price was approximately $1.1 million with provision for contingent consideration that could increase the total purchase price to approximately $1.7 million. The acquisition was accounted for as a purchase.

4.   Inventories consist of the following:


                                                March 31,    December 31,
                                                  2001          2000

     Raw material                             $ 4,061,053    $ 3,738,194
     Work-in-process                            6,532,945      5,214,538
     Finished products and components           4,986,026      4,855,904

                                              $15,580,024    $13,808,636

5.  Income Taxes

    Consolidated income taxes for the three months ended March 31, 2001 and 2000 are $287,000 and $800,000 which result in effective tax rates of 49% and 40%, respectively. The rate of tax in relation to pre-tax income in 2001 is high because tax benefits from certain foreign net operating losses could not be utilized for income tax purposes.

6.  Legal Proceedings

    The Company is a defendant along with a number of other parties in approximately 100 lawsuits as of December 31, 2000 (approximately 200 as of December 31, 1999) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 , July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Companys excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management is of the opinion that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Companys consolidated financial position or results of operations.

    The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Companys consolidated financial position, liquidity, or results of operations.

7.  Statements of Cash Flows

                                             Three Months Ended
                                         March 31,        March 31,
                                           2001             2000

    Interest received                  $  15,178        $  16,156
    Interest paid                      $ 243,549        $ 236,921
    Income taxes paid                  $ 993,491        $ 163,365

8.  Accounts Receivable

    At March 31, 2001, the Company had $1,770,048 of trade accounts receivable due from the major U.S. automotive manufacturers and $6,123,059 of trade accounts receivable due from hearing health manufacturers. The Company also had $9,416,426 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.


9.  Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:


                                            For the Three Months
                                             Ended March 31, 2001
                                 Income            Shares         Per Share
                                Numerator        Denominator         Amount
Basic Earnings Per Share

Income available to
  common shareholders          $ 298,472         5,119,214              $.06

Effect of Dilutive
  Securities

Stock options                                       16,738

Diluted Earnings Per Share     $ 298,472         5,135,952              $.06





                                            For the Three Months
                                             Ended March 31, 2000
                                 Income            Shares         Per Share
                                Numerator        Denominator         Amount
Basic Earnings Per Share

Income available to
  common shareholders          $1,200,593        5,125,426              $.23

Effect of Dilutive
  Securities

Stock options                                       11,204

Diluted Earnings Per Share     $1,200,593        5,136,630              $.23




10. Business Segment Information

    The Company has three operating segments. The Company is engaged in providing engineered heat technology equipment and services to industries throughout the world, the manufacture of precision miniature medical and electronic products and the manufacture of original equipment for light trucks and vans. The results of operations and assets of these segments are prepared on the same basis as the condensed consolidated financial statements for the three months ended March 31, 2001 and 2000 and the consolidated financial statements included in the 2000 Form 10-K.

    The Company's reportable segments reflect separately managed, strategic business units that provide different products and services, and for which financial information is separately prepared and monitored.

                                               Segments

                                   Tire         Precision
 For the                          Holders,      Miniature
Three Months                     Lifts and     Medical and  General
  Ended              Heat         Related      Electronic   Corporate
March 31, 2001     Technology     Products      Products    Expenses     Total

Sales, net         $13,765,950   $3,346,342    $11,298,581           $28,410,873

Net income
  (loss)           $   198,534   $  (68,574)   $   401,575 $(233,063) $  298,472

Depreciation
  and amoriza-
  tion             $   192,377    $  50,046    $   828,939           $ 1,071,362

Property, plant
  and equipment
  additions        $    74,540   $    1,741    $   471,967           $   548,248

Total assets       $44,888,970   $6,276,395    $43,433,175           $94,598,540
 .

                                               Segments

                                  Tire        Precision
  For The                        Holders,      Miniature
Three Months                     Lifts and    Medical and  General
   Ended               Heat      Related       Electronic  Corporate
March 31, 2000      Technology   Products      Products    Expenses      Total

Sales, net          $15,804,728 $5,252,411   $ 9,465,869             $30,523,008

Net income          $   484,090 $  459,954   $   415,794  $(159,245) $ 1,200,593

Depreciation
  and amoriza-
  tion             $   222,977  $   51,273   $   746,478             $ 1,020,728

Property, plant
  and equipment
  additions        $    28,928  $   39,611   $   675,201             $   743,740
Total assets       $45,909,399  $7,428,913   $37,960,921             $91,299,233

11. Derivative Financial Instruments

    The Company is exposed to market risks from changes in interest rates and fluctuations in foreign exchange rates. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign currency risks.

    Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating rate long-term debt. At January 1, 2001, the Company's French subsidiary was party to one interest rate swap agreement. The interest rate swap agreement is with a major European financial institution and has a total notional amount of $1.2 million at January 1, 2001. The notional amount will decrease consistent with the terms of the related long-term debt agreement. The swap agreement requires fixed interest payments based on an effective rate of 8.55% for the remaining term through May, 2006. The subsidiary continually monitors its position and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties.

    The fair value of the interest rate swap agreement was $1.1 million at January 1, 2001. The fair value of this financial instrument represents the aggregate replacement cost based on financial institution quotes.

    Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No.133 and No.138 "Accounting for Derivative Instruments and Hedging Activities." Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating rate, long-term debt obligations are reported in Accumulated Other Comprehensive (Loss). These amounts are subsequently reclassed into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affect earnings.

    During the three months ended March 31, 2001, approximately $4,220 of gains related to the interest rate swap have been reclassified into interest expense as a yield adjustment of the hedged debt obligation. As of March 31, 2001, $44,923 has been included in Accumulated Other Comprehensive (Loss), net of taxes of $24,190, which represents the fair market value of the interest rate swap on the long term debt obligation. Management is of the opinion that the impact of the adoption of the provision is not material to the Company's consolidated financial position or results of operations.

    As of March 31, 2001, the Company has no outstanding foreign currency exchange contracts.


                        PART I - FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Consolidated net sales for the three months ended March 31, 2001 decreased to $28.4 million from $30.5 million for the same period in 2000. Net sales for the heat technology segment decreased to $13.8 million for the three months ended March 31, 2001 compared to $15.8 million for the same period last year. The decrease in sales is due to a delay in the receipt of orders to be booked, partially offset by the inclusion of Nippon Selas revenue in the current period. The remaining equity investment in Nippon Selas was acquired in June, 2000. Sales and earnings of large engineered contracts are recognized on the percentage-of-completion method and generally require more than twelve months to complete. Consolidated backlog for the heat technology segment decreased to $25.5 million at March 31, 2001 compared to $39.6 million at the same time last year. Sales for the Company's precision miniature medical and electronic products segment increased to $11.3 million for the three months ended March 31, 2001 compared to $9.5 million for the comparable period in 2000. Most of the growth in this segment resulted from increased revenue from medical infusion and hearing health system part shipments, along with the inclusion of the sales of Lectret, a Singapore manufacturer of microphone capsules acquired in January, 2001. Partially offsetting this increase was reduced sales of hearing health component parts and a downturn in demand for thermistor and capacitor parts by the Company's electronics industry customers. Net sales of the tire holders, lifts and related products segment for the three months ended March 31, 2001 decreased to $3.3 million from $5.2 million for the same period in 2000. The decline in revenue is due to the drop-off in demand for tire lifts by the Company's automotive customers, reflecting the slump in that industry and the loss of a contract at the beginning of the year to supply tire lifts for one of its customer's new models.

The Company's gross profit margin as a percentage-of-sales decreased to 20.1% for the three months ended March 31, 2001 compared to 23.2% for the same period last year. Gross profit margins for the heat technology segment decreased to 15.3% for the three months ended March 31, 2001 compared to 18.6% for the comparable period in 2000. Heat technology gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions related to the project. The gross profit margins for the first quarter of 2001 were impacted by revenue recognized on several large engineered contracts whose margins were not as profitable as contracts completed in 2000, partially offset by the inclusion in 2001 of Nippon Selas sales, which typically have higher margins on their products. Gross profit margins for the precision miniature medical and electronics products segment decreased to 28.7% for the three months ended March 31, 2001 compared to 31.5% for the same period in 2000. The lower margins in the current quarter are attributable to the mix of product sales between the periods as hearing health component parts, whose sales have decreased in 2001, have higher profit margins compared to the segment's other products, whose revenue have been increasing. Gross profit margins for the tire holders, lifts and related products segment declined to 10.8% for the first quarter of 2001 compared to 22.2% for the comparable period in 2000. The decrease in the current year is due to the loss of efficiencies from lower production resulting from the weakness in sales of tire lifts.

Selling, general and administrative expenses (SG&A) increased 3.7% to $4,961,000 for the first quarter 2001 compared to $4,783,000 for the same period in 2000. The higher SG&A costs are due primarily to the acquisitions in January, 2001 of Lectret, the Singapore microphone capsule manufacturer and the inclusion of Nippon Selas results for the current quarter. The remaining equity investment in Nippon Selas was acquired in June, 2000.

Interest expense for the three months ended March 31, 2001 increased to $302,000 compared to $268,000 for the same period in 2000. The increase is due to higher average borrowings during the current quarter. Interest income for the first three months of 2001 decreased to $11,000 from $16,000 for the same period in 2000 due to less funds available for investment.

Other income (expense) includes gains on foreign exchange of $118,000 for the quarter ended March 31, 2001 compared to losses on exchange of $98,000 for the same period in 2000.

Consolidated income taxes for the three months ended March 31, 2001 and 2000 are $287,000 and $800,000 which result in effective tax rates of 49% and 40%, respectively. The rate of tax in relation to pre-tax income in 2001 is high because tax benefits from certain foreign net operating losses could not be utilized for income tax purposes.

Consolidated net income for the first quarter ended March 31, 2001 decreased to $298,000 from income of $1,201,000 for the comparable period in 2000. The decline in profitability is due to lower sales and gross profit margins on certain contracts and other products and higher SG&A expenses resulting from the acquisitions of Lectret and Nippon Selas, partially offset by gains on foreign exchange in the current year.

Liquidity and Capital Resources

Consolidated net working capital increased to $16.5 million at March 31, 2001 compared to $15.7 million at December 31, 2000. The increase is primarily due to the net income for the quarter and borrowings to acquire subsidiary companies, offset by purchases of property and equipment, pay-down of long-term debt and payment of dividends. The major changes in components of working capital for the quarter were an increase in cash and cash equivalents of $1.6 million, lower accounts receivable of $5.5 million, higher inventories of $1.8 million and lower notes payable of $2.7 million. These changes relate mainly to the ongoing operations of the Company, and to a lesser extent, the acquisition of Lectret in January, 2001.

During the first quarter of 1999, the Company implemented a program to repurchase up to 250,000 shares of its common stock, which at the time represented approximately 5% of its total shares outstanding. The shares have been purchased from time to time on the open market. As of March 31, 2001, the Company has repurchased a total of 152,190 shares of its common stock.

The Company believes that its present working capital position, combined with funds expected to be generated from operations and the available borrowing capacity through its revolving credit loan facilities, will be sufficient to meet its anticipated cash requirements for operating needs and capital expenditures for 2001.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding the Company's exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report on Form 10-K for 2000. There have been no significant changes in the Company's portfolio of financial instruments or market risk exposures which have occurred since year-end.



Forward-Looking and Cautionary Statements

The Company may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management's Discussion and Analysis. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company has identified in its Annual Report on Form 10-K for the year ending December 31, 2000, certain important factors which could cause the Company's actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of the Company. All such forward-looking statements are qualified by reference to the cautionary statements herein and in such Report on Form 10-K.

                         PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

    See note 6 to the Consolidated Financial Statements.

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

                                               SELAS CORPORATION OF AMERICA
                                                       (Registrant)





Date:       May 10, 2001                       _____________________________
                                                  Francis A. Toczylowski
                                               Vice President and Treasurer