Form 10-Q
period 2001-06-30
SELAS CORP OF AMERICA
filed 2001-08-10
CIK 88790

18
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED     JUNE 30, 2001

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


COMMON SHARES, $1.00 PAR VALUE           5,119,214 (exclusive of 515,754
            CLASS                                 treasury shares)
                                             OUTSTANDING AT AUGUST 8, 2001


                         SELAS CORPORATION OF AMERICA


                                  I N D E X


                                                                Page
                                                               Number

PART I:  FINANCIAL INFORMATION


        Item 1.  Financial Statements

           Consolidated Balance Sheets as of
           June 30, 2001 and December 31, 2000                 3-4

           Consolidated Statements of Operations for
           the Three Months Ended June 30, 2001 and 2000       5

           Consolidated Statements of Operations for
           the Six Months Ended June 30, 2001 and 2000         6

           Consolidated Statements of Cash Flows for
           the Six Months Ended June 30, 2001 and 2000         7

           Consolidated Statement of Shareholders'Equity
           for the Six Months Ended June 30, 2001              8

           Notes to Consolidated Financial Statements          9-13


        Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                   14-16


        Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                             16


PART II: OTHER INFORMATION


        Item 1.  Legal Proceedings                             17

        Item 4.  Submission of Matters to a Vote of
                 Security Holders                              17

        Item 6.  Exhibits and Reports on Form 8-K              17




                         SELAS CORPORATION OF AMERICA

                         Consolidated Balance Sheets
                                    Assets

                                                 June 30,        December 31,
                                                   2001              2000
                                                (Unaudited)        (Audited)
Current assets

Cash, including cash equivalents of
  $1,086,000 in 2001 and $428,000 in 2000       $ 3,323,311      $ 4,055,224

Accounts receivable (including unbilled
  receivables of $8,708,000 in 2001
  and $13,491,000 in 2000, less allowance
  for doubtful accounts of $915,000 in
  2001 and $746,000 in 2000)                     34,825,372       38,173,397

Inventories                                      15,708,307       13,808,636

Deferred income taxes                             3,321,965        2,811,219

Other current assets                              1,264,940        1,465,456

    Total current assets                         58,443,895       60,313,932

Property, plant and equipment

  Land                                              934,289          975,383

  Buildings                                      10,779,311       11,171,239

  Machinery and equipment                        33,121,076       31,781,389

                                                 44,834,676       43,928,011

Less:  Accumulated depreciation                  26,505,228       24,819,267

       Net property, plant and equipment         18,329,448       19,108,744

Excess of cost over net assets of acquired
  subsidiaries, less accumulated amortiza-
  tion of $4,267,000 in 2001 and
  $3,898,000 in 2000                             15,981,094       15,599,884

Deferred income taxes                               535,251          451,861

Other assets including patents, less
  amortization                                    1,347,586          856,719

                                                $94,637,274      $96,331,140

      (See accompanying notes to the consolidated financial statements)


                         SELAS CORPORATION OF AMERICA

                         Consolidated Balance Sheets
                     Liabilities and Shareholders' Equity


                                                  June 30,       December 31,
                                                   2001             2000
Current liabilities                             (Unaudited)        (Audited)

  Notes payable                                 $10,945,706      $ 9,153,626

  Current maturities of long-term debt            1,503,833        1,755,495

  Accounts payable                               16,978,959       21,447,745

  Federal, state and foreign income taxes         1,134,294        1,201,720

  Customers' advance payments on contracts        3,812,517        3,783,421

  Guarantee obligations and estimated costs
    of service                                    1,099,398          957,740

  Other accrued liabilities                       6,980,831        6,327,403

      Total current liabilities                  42,455,538       44,627,150

Long-term debt                                    4,122,936        3,211,706

Other postretirement benefit obligations          4,293,577        4,058,761

Contingencies and commitments

Shareholders' equity

  Common shares, $1 par; 10,000,000 shares
    authorized; 5,634,968 shares issued           5,634,968        5,634,968

  Additional paid-in capital                     12,012,541       12,012,541

  Retained earnings                              28,578,828       28,606,413

  Accumulated other comprehensive (loss)         (1,196,036)        (555,321)

  Less:  515,754 common shares held
         in treasury, at cost                    (1,265,078)      (1,265,078)

      Total shareholders' equity                 43,765,223       44,433,523

                                                $94,637,274      $96,331,140



      (See accompanying notes to the consolidated financial statements)




                         SELAS CORPORATION OF AMERICA

                    Consolidated Statements of Operations
                                 (Unaudited)


                                                    Three Months Ended
                                                 June 30,         June 30,
                                                   2001             2000

Sales, net                                      $29,017,501      $31,996,300

Operating costs and expenses
  Cost of sales                                  23,761,619       25,764,738
  Selling, general and administrative
    expenses                                      4,785,086        4,556,664

Operating income                                    470,796        1,674,898

  Interest (expense)                               (293,672)        (334,159)
  Interest income                                    17,145           15,409
  Other income (expense), net                       (82,656)         180,790

Income before income taxes (benefit)                111,613        1,536,938

Income taxes (benefit)                              (23,189)         517,879

Net income                                      $   134,802      $ 1,019,059

Earnings per share

  Basic                                                $.03             $.20

  Diluted                                              $.03             $.20

Average shares outstanding

  Basic                                           5,119,000        5,121,000

  Diluted                                         5,143,000        5,133,000

Comprehensive income (loss)                     $   (51,895)     $   993,277


      (See accompanying notes to the consolidated financial statements)



                         SELAS CORPORATION OF AMERICA

                    Consolidated Statements of Operations
                                 (Unaudited)


                                                      Six Months Ended
                                                 June 30,         June 30,
                                                   2001             2000

Sales, net                                      $57,428,374      $62,519,308

Operating costs and expenses
  Cost of sales                                  46,463,384       49,198,359
  Selling, general and administrative
    expenses                                      9,746,073        9,339,699

Operating income                                  1,218,917        3,981,250

  Interest (expense)                               (595,272)        (602,083)
  Interest income                                    28,045           31,689
  Other income (expense), net                        45,010          126,810

Income before income taxes                          696,700        3,537,666

Income taxes                                        263,426        1,318,014

Net income                                      $   433,274      $ 2,219,652

Earnings per share

  Basic                                                $.09             $.43

  Diluted                                              $.09             $.43

Average shares outstanding

  Basic                                           5,119,000        5,123,000

  Diluted                                         5,129,000        5,129,000

Comprehensive income (loss)                     $  (207,441)     $ 1,881,982


      (See accompanying notes to the consolidated financial statements)




                         SELAS CORPORATION OF AMERICA
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                                                      Six Months Ended
                                                  June 30,         June 30,
                                                    2001             2000
Cash flows from operating activities:
 Net income                                     $   433,274      $ 2,219,652
 Adjustments to reconcile net income
  to net cash provided (used) by operating
  activities:
   Depreciation and amortization                  2,139,848        2,001,974
   Equity in loss of unconsolidated
    affiliate                                                          9,341
   (Gain) loss on sale of property and
    equipment                                         5,532           (4,229)
   Deferred taxes                                  (720,464)          (9,594)
   Changes in operating assets and
    liabilities:
    (Increase) decrease in accounts
      receivable                                    653,657       (7,717,642)
    (Increase) in inventories                    (1,782,318)        (416,829)
    (Increase) in other assets                      (98,655)      (1,096,586)
     Increase (decrease) in accounts
      payable                                    (2,318,974)      10,379,904
     Increase (decrease) in accrued expenses       (675,497)         912,134
     Increase(decrease) in customer advances        291,351         (803,043)
     Increase (decrease) in other
      liabilities                                   423,898         (135,362)
         Net cash provided (used) by
         operating activities                    (1,648,348)       5,339,720
Cash flows from investing activities:
 Purchases of property, plant and equipment      (1,119,094)      (1,728,807)
 Proceeds from sale of property, plant
  and equipment                                       1,384           13,150
 Acquisition of subsidiary companies, net of
  cash acquired                                     (68,143)         278,110
         Net cash (used) by investing
         activities                              (1,185,853)      (1,437,547)
Cash flows from financing activities:
 Proceeds from short-term bank borrowings         3,090,998        1,454,699
 Proceeds from long-term bank borrowings          2,353,494
 Proceeds from borrowings to acquire
  subsidiary company                                672,137        1,682,292
 Repayments of short-term bank borrowings        (1,964,133)      (3,469,554)
 Repayments of long-term debt                    (1,329,301)      (1,281,110)
 Payment of dividends                              (460,859)        (461,255)
 Purchase of treasury stock                                          (55,108)
         Net cash provided (used) by
         financing activities                     2,362,336       (2,130,036)
Effect of exchange rate changes on cash            (260,048)        (272,849)
Net increase (decrease) in cash and cash
 equivalents                                       (731,913)       1,499,288
Cash and cash equivalents, beginning of
 period                                           4,055,224        1,756,008

Cash and cash equivalents, end of period        $ 3,323,311      $ 3,255,296

      (See accompanying notes to the consolidated financial statements)



                         SELAS CORPORATION OF AMERICA
                Consolidated Statement of Shareholders' Equity
                        Six Months Ended June 30, 2001
                                 (Unaudited)

                                    Common Stock
                                                          Additional
                        Number of                          Paid-in
                         Shares           Amount           Capital
Balance January 1,
   2001                 5,634,968        $5,634,968      $12,012,541
Net income
Cash dividends paid
  ($.09 per share)
Foreign currency
  translation (loss)
Derivative financial
  instrument gain
Comprehensive (loss)
Balance June 30,
   2001                 5,634,968        $5,634,968       $12,012,541

                                              Accumulated
                                                  Other
                                              Comprehensive
                          Retained               Income          Comprehensive
                          Earnings               (Loss)              Income
Balance January 1,
  2001                    $28,606,413            $(555,321)
Net income                    433,274                               $433,274
Cash dividends paid
  ($.09 per share)           (460,859)
Foreign currency
  translation (loss)                              (676,412)         (676,412)
Derivative financial
  instrument gain                                   35,697            35,697
Comprehensive (loss)                                               $(207,441)
Balance June 30,
  2001                    $28,578,828          $(1,196,036)

                                                   Total
                              Treasury           Shareholders
                               Stock               Equity
Balance January 1,
  2001                       $(1,265,078)        $44,433,523
Net income                                           433,274
Cash dividends paid
  ($.09 per share)                                  (460,859)
Foreign currency
  translation (loss)                                (676,412)
Derivative financial
  instrument gain                                     35,697
Comprehensive (loss)
Balance June 30,
  2001                       $(1,265,078)        $43,765,223

      (See accompanying notes to the consolidated financial statements)


                         SELAS CORPORATION OF AMERICA

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of June 30, 2001 and December 31, 2000, and the consolidated results of its operations for the three and six months ended June 30, 2001 and 2000 and consolidated statements of shareholders' equity and cash flows for the six months then ended.

2. The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the 2000 Selas Corporation of America Annual Report.

3.   Inventories consist of the following:


                                                 June 30,    December 31,
                                                  2001           2000

     Raw material                             $ 3,871,211    $ 3,738,194
     Work-in-process                            6,869,315      5,214,538
     Finished products and components           4,967,781      4,855,904

                                              $15,708,307    $13,808,636

4.  Income Taxes

    Consolidated income taxes for the six months ended June 30, 2001 and 2000 are $263,000 and $1,318,000 which result in effective tax rates of 37.8% and 37.3%, respectively. The rate of tax in relation to pre-tax income in 2001 and 2000 is high because tax benefits from certain foreign net operating losses could not be utilized for income tax purposes.

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

6.  Statements of Cash Flows

                                               Six Months Ended
                                          June 30,        June 30,
                                            2001            2000

    Interest received                  $   34,273       $  31,563
    Interest paid                      $  537,707       $ 538,023
    Income taxes paid                  $1,086,211       $ 321,530

7.  Accounts Receivable

    At June 30, 2001, the Company had $1,940,347 of trade accounts receivable due from the major U.S. automotive manufacturers and $5,741,122 of trade accounts receivable due from hearing health manufacturers. The Company also had $10,548,788 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.


8.  Earnings Per Share

    The following table sets forth the computation of basic and diluted earnings per share:


                                            For the Three Months
                                             Ended June 30, 2001
                                 Income            Shares         Per Share
                                Numerator        Denominator         Amount
Basic Earnings Per Share

Income available to
  common shareholders          $ 134,802         5,119,214              $.03

Effect of Dilutive
  Securities

Stock options                                       23,702

Diluted Earnings Per Share     $ 134,802         5,142,916              $.03





                                            For the Six Months
                                            Ended June 30, 2001
                                 Income            Shares         Per Share
                                Numerator        Denominator         Amount
Basic Earnings Per Share

Income available to
  common shareholders          $  433,274        5,119,214              $.09

Effect of Dilutive
  Securities

Stock options                                       10,110

Diluted Earnings Per Share     $  433,274        5,129,324              $.09




9.  Business Segment Information

    The Company has three operating segments. The Company is engaged in providing engineered heat technology equipment and services to industries throughout the world, the manufacture of precision miniature medical and electronic products and the manufacture of original equipment for light trucks and vans. The results of operations and assets of these segments are prepared on the same basis as the condensed consolidated financial statements for the six months ended June 30, 2001 and 2000 and the consolidated financial statements included in the 2000 Form 10-K.

    The Company's reportable segments reflect separately managed, strategic business units that provide different products and services, and for which financial information is separately prepared and monitored.

                                          Segments
                                   Tire        Precision
  For the                         Holders,     Miniature
 Six Months                      Lifts and    Medical and  General
   Ended             Heat         Related      Electronic  Corporate
June 30, 2001      Technology     Products      Products   Expenses      Total

Sales, net         $28,871,256   $7,299,705   $21,257,413            $57,428,374

Net income
  (loss)           $   354,977   $   (8,712)  $   456,760  $(369,751)  $ 433,274

Depreciation
  and amoriza-
  tion             $   381,133    $  100,092  $ 1,658,623              2,139,848

Property, plant
  and equipment
  additions        $   139,551    $    3,040  $   976,503            $ 1,119,094

Total assets       $46,081,378    $5,998,938  $42,556,958            $94,637,274


                                          Segments
                                   Tire        Precision
   For The                       Holders,      Miniature
  Six Months                     Lifts and    Medical and  General
    Ended              Heat      Related       Electronic  Corporate
June 30, 2000       Technology   Products      Products    Expenses     Total


Sales, net         $33,941,685  $10,049,519    $18,528,104           $62,519,308

Net income
  (loss)           $   796,843  $   941,658    $   822,075 $(340,924)$ 2,219,652

Depreciation
  and amoriza-
  tion             $   418,631  $   102,546    $ 1,480,797           $ 2,001,974

Property, plant
  and equipment
  additions        $   137,262  $   125,752    $ 1,465,793           $ 1,728,807

otal assets        $50,356,691  $ 7,107,117    $38,495,214           $95,959,022





10. Derivative Financial Instruments

    The Company is exposed to market risks from changes in interest rates and fluctuations in foreign exchange rates. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign currency risks.

    Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating rate long-term debt. At June 30, 2001, the Company's French subsidiary was party to one interest rate swap agreement. The interest rate swap agreement is with a major European financial institution and has a total notional amount of $1 million at June 30, 2001. The notional amount will decrease consistent with the terms of the related long-term debt agreement. The swap agreement requires fixed interest payments based on an effective rate of 8.55% for the remaining term through May, 2006. The subsidiary continually monitors its position and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties.

    The fair value of the interest rate swap agreement was $.9 million at June 30, 2001. The fair value of this financial instrument represents the aggregate replacement cost based on financial institution quotes.

    Effective January 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS) No. 133 and No. 138 "Accounting for Derivative Instruments and Hedging Activities." Changes in the fair value of interest rate swaps designated as hedging instruments of the variability of cash flows associated with floating rate, long-term debt obligations are reported in Accumulated Other Comprehensive (Loss). These amounts are subsequently reclassed into interest expense as a yield adjustment in the same period in which the related interest on the floating-rate debt obligations affect earnings.

    During the six months ended June 30, 2001, approximately $16,101 of gains related to the interest rate swap have been reclassified into interest expense as a yield adjustment of the hedged debt obligation. As of June 30, 2001, $35,697 has been included in Accumulated Other Comprehensive
    (Loss), net of taxes of $19,223, which represents the fair market value of the interest rate swap on the long term debt obligation.

    As of June 30, 2001, the Company has no outstanding foreign currency exchange contracts.


PART I - FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated net sales decreased to $29 million and $57.4 million for the three and six months ended June 30, 2001 compared to $32 million and $62.5 million for the same periods ended June 30, 2000. Net sales for the heat technology segment decreased to $15.1 million and $28.9 million for the three and six months ended June 30, 2001 compared to $18.1 million and $33.9 million for the same periods in 2000. The decrease in sales is due to lower revenue recognized on large engineered contracts caused by a reduction in the booking of these types of orders, partially offset by an increase in activity for smaller furnaces produced by its CFR and Ermat subsidiaries, higher sales of spare parts and burners and the inclusion of Nippon Selas revenue in the current period. The remaining equity investment in Nippon Selas was acquired in June, 2000. Sales and earnings of engineered contracts are recognized on the percentage-of-completion method and generally require more than twelve months to complete. Consolidated backlog for the heat technology segment decreased to $19.3 million at June 30, 2001 compared to $32.5 million at the same time last year. Sales for the Company's precision miniature medical and electronics products segment increased to $10 million and $21.3 million for the three and six month periods ended June 30, 2001 compared to $9.1 million and $18.5 million for the same periods in 2000. The increase in revenue is due in part to higher sales of hearing health system parts and the inclusion in the current year of the sales of Lectret Precision, a Singapore manufacturer of microphone capsules acquired in January, 2001. Partially offsetting these increases are lower sales volume of hearing health component and medical infusion parts. Sales of thermistor and capacitor parts also decreased in 2001 compared to 2000 due to the continuing decline in demand for these products by customers in the electronics industry. Net sales of the tire holders, lifts and related products segment decreased to $4 million and $7.3 million for the three and six months ended June 30, 2001 compared to $4.8 million and $10 million for the same periods in 2000. The decline in revenue is due to lower sales of tire lift products to the Company's automotive customers, reflecting the conditions in that market and the loss of a contract at the beginning of the year to supply tire lifts for one of its customer's new models.

The Company's gross profit margin as a percentage-of-sales decreased to 18.2% and 19.1% for the three and six month periods ended June 30, 2001 compared to 19.5% and 21.3% for the same periods in 2000. Gross profit margins for the heat technology segment increased to 15.2% for the three months ended June 30, 2001 compared to 12.6% for the same period in 2000 and decreased slightly to 15.3% for the six months ended June 30, 2001 compared to 15.4% in 2000. Heat technology gross profit margins on large engineered contracts vary markedly from contract to contract, depending on customer specifications and other conditions related to the project. The gross profit margins for the first six months of 2001 were impacted by revenue recognized on several large engineered contracts whose margins were not as profitable as those completed in 2000 offset by higher sales of burners and replacement parts in the second quarter of 2001 which typically have better margins than other segment products. Gross profit margins for the precision miniature medical and electronic products segment decreased to 24.6% and 26.8% for the three and six months ended June 30, 2001 compared to 30.5% and 31% for the same periods in 2000. The lower margins in the current year are attributable to the mix of product sales between the periods as hearing health component parts, whose sales have been declining, have higher profit margins compared to some of the segment's other products, particularly hearing health system parts, whose revenue has been increasing. Gross profit margins for the tire holders, lifts and related products segment declined to 13.0% and 12.0% for the three and six months ended June 30, 2001 compared to 24.9% and 23.5% for the same period in 2000. The lower margins in the current year are due to a loss of efficiencies in the tire lift production process resulting from the weakness of sales to the automotive industry.

Selling, general and administrative expenses (SG&A) increased to $4.8 million and $9.7 million for the three and six month periods ended June 30, 2001 compared to $4.6 million and $9.3 million for same period in 2000. The higher SG&A costs in the current year are due primarily to the acquisition in January 2001 of Lectret, the Singapore microphone capsule manufacturer, and the inclusion of Nippon Selas results for the current quarter. The remaining equity investment in Nippon Selas was acquired in June, 2000.

Interest expense for the three and six months ended June 30, 2001 decreased to $294,000 and $595,000 compared to $334,000 and $602,000 for the same period in 2000. The decrease is due to lower interest rates partially offset by higher average borrowings. Interest income for the three months ended June 30, 2001 increased to $17,000 compared to $15,000 in 2000, while income for the first six months of 2001 decreased to $28,000 compared to $32,000 for the same periods in 2000. The decrease for the year to date period is caused by lower funds available for investment.

Other income (expense) includes losses on foreign exchange of $81,000 and gains on foreign exchange of $37,000 for the three and six months ended June 30, 2001 compared to gains of $11,000 and losses of $87,000 for the same periods in 2000.

Consolidated income taxes for the six months ended June 30, 2001 and 2000 are $263,000 and $1,318,000 which result in effective tax rates of 37.8% and 37.3%, respectively. The rate of tax in relation to pre-tax income in 2001 and 2000 is high because tax benefits from certain foreign net operating losses could not be utilized for income tax purposes.

Consolidated net income for the three and six month periods ended June 30, 2001 decreased to $135,000 and $433,000 compared to $1,019,000 and $2,220,000 for the same periods in 2000. The decline in profitability is due to lower sales and gross profit margins on certain contracts and other products in some of the segments and higher SG&A expenses resulting from the acquisitions of Lectret and Nippon Selas, partially offset by year to date gains on foreign exchange in 2001.

Liquidity and Capital Resources

Consolidated net working capital increased to $16 million at June 30, 2001 compared to $15.7 million at December 31, 2000. The increase is primarily due to the net income for the six months and net assets obtained through acquisitions, offset by purchases of property and equipment, pay-down of long-term debt, payment of dividends and borrowings to fund acquisitions.
The major changes in components of working capital for the period were a decrease in cash and cash equivalents of $.7 million, lower accounts receivable of $3.3 million, higher inventories of $1.9 million, higher notes payable of $1.8 million and lower accounts payable of $4.5 million. These changes relate mainly to the ongoing operations of the Company, and to a lesser extent, the acquisition of Lectret in January, 2001. As part of the ongoing operations of the Company, management periodically performs a strategic analysis of all assets of the Company to ensure that an appropriate rate of return is achieved from the invested capital.

During the first quarter of 1999, the Company implemented a program to repurchase up to 250,000 shares of its common stock, which at the time represented approximately 5% of its total shares outstanding. The shares have been purchased from time to time on the open market. As of June 30, 2001, the Company has repurchased a total of 152,190 shares of its common stock.

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No.141, "Business Combinations". Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company will adopt the provisions of Statement 141 in the third quarter of 2001.

Also in July, 2001, the FASB issued SFAS No.142, "Goodwill and Other Intangible Assets", which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for a transitional impairment test. Statement 142 also requires an evaluation of intangible assets and their useful lives. After transition, the impairment tests will be performed annually in accordance with SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Intangible assets with definite useful lives are required to be amortized over their respective estimated useful lives and also reviewed for impairment in accordance with SFAS No.121. The Company will adopt Statement 142 in the first quarter of 2002, as required.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $15,611,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $369,000 and $733,000 for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in accounting principle.

In July, 2001, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 102 ("SAB 102"), "Selected Loan Loss Allowance Methodology and Documentation Issues". This bulletin summarizes certain of the SEC's views about applying a systematic methodology for determining allowances for loan and lease losses in accordance with accounting principles generally accepted in the United States of America to receivables in the financial statements. The Company will adopt SAB 102 in the third quarter of 2001 as required. Management is in the process of analyzing the impact of this bulletin and believes that it will not have a material impact on the results of operations, financial position and liquidity of the Company.

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



                         PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

    See note 5 to the Consolidated Financial Statements.


ITEM 4.  Submission of Matters to a Vote of Security Holders

The 2001 Annual Meeting of Shareholders of the Company was held on April 24,
2001.

At the 2001 Annual Meeting:

    (i) Messrs. Mark S. Gorder and Michael J. McKenna were re-elected to the Board of Directors of the Company for terms expiring at the 2004 Annual Meeting. In such elections, 3,244,985 votes were cast for Mr. Gorder and 3,922,060 votes were cast for Mr. McKenna. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed at the 2001 Annual Meeting by the holders of 1,367,626 shares withheld authority to vote for Mr. Gorder and those filed by the holders of 690,551 shares withheld authority to vote for Mr. McKenna. No "broker nonvotes" were received at the 2001 Annual Meeting with respect to the election of directors;

    (ii) 2,566,777 shares were voted in favor of the adoption of the 2001 stock option plan and 805,031 shares voted against such adoption. Proxies filed at the 2001 Annual Meeting by the holders of 263,400 shares instructed the proxy holders to abstain from voting on such adoption.

    (iii) 4,581,386 shares were voted in favor of ratifying the appointment of KPMG LLP as the Company's auditors for 2001 and 28,875 shares were voted against such proposal. Proxies filed at the 2001 Annual Meeting by the holders of 2,350 shares instructed the proxy holders to abstain from voting on such proposal. No "broker nonvotes" were received at the 2001 Annual Meeting with respect to this proposal.


ITEM 6.  Exhibits and Reports on Form 8-K

Exhibits:

    10.1 Amended and Restated Agreement on Termination Following
         Change of Control or Asset Sale, dated June 19, 2001, between the Company and Mark S. Gorder.

    10.2 Employment Agreement, dated June 19, 2001, among the Company, Resistance Technology, Inc. and Mark S. Gorder.




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

                                               SELAS CORPORATION OF AMERICA
                                                       (Registrant)





Date:     August 13, 2001
                                                  Francis A. Toczylowski
                                               Vice President and Treasurer




                               EXHIBIT INDEX


    10.1 Amended and Restated Agreement on Termination Following
         Change of Control or Asset Sale, dated June 19, 2001, between the Company and Mark S. Gorder.

    10.2 Employment Agreement, dated June 19, 2001, among the Company, Resistance Technology, Inc. and Mark S. Gorder.





                           EXHIBIT 10.1
                       AMENDED AND RESTATED
                AGREEMENT RE: TERMINATION FOLLOWING
                  CHANGE OF CONTROL OR ASSET SALE


           AGREEMENT executed June 19, 2001, but effective January 1, 2001, between Mark S. Gorder (Executive) and Selas
Corporation of America (Selas).
           WHEREAS, Executive has been effective in performing his services to Resistance Technology, Inc. (RTI), a wholly owned subsidiary of Selas; and
           WHEREAS, Executive has become President and Chief Operating Officer of Selas effective January 1, 2001, and Chief Executive Officer of Selas effective April 24, 2001; and
           WHEREAS, Selas recognizes the valuable services that Executive has rendered and desires to induce Executive to continue his active participation in the business of Selas by giving Executive certain assurances in the event of major changes in the structure or control of Selas; and
           WHEREAS, Selas and Executive are parties to an Agreement re Termination Following Change of Control or Asset
Sale dated as of March 1, 1997 (as subsequently extended, the Original Agreement,and wish to amend and restate the Original Agreement to reflect Executives new positions with Selas;
           NOW, THEREFORE, in consideration of the agreements herein contained, and intending to be legally bound, the parties hereto agree that the Original Agreement is amended and restated in its entirety to provide as follows:
           1. Termination Payment. If a Change of Control of Selas occurs during the term of this Agreement, and if Executives employment by Selas is Involuntarily Terminated within two years after such Change of Control, (a) Selas shall pay or cause to be paid to Executive, simultaneously with such Involuntary Termination, two years base salary at the base salary rate being earned by Executive immediately prior to the Change of Control or immediately prior to such Involuntary Termination, whichever is greater, together with all unpaid bonus, salary and benefits due under the Employment Agreement referred to in
Section 6, and (b) all stock options previously granted to Executive under any Selas stock option plan shall vest immediately upon such Involuntary Termination. If an Asset Sale occurs during the term of this Agreement, and if Executives employment by Selas is Involuntarily Terminated within two years after such Asset Sale, (i) Selas shall pay or cause to be paid to Executive, simultaneously with such Involuntary Termination, two years base salary at the base salary rate being earned by Executive immediately prior to such Asset Sale or immediately prior to such Involuntary Termination, whichever is greater, together with all unpaid bonus, salary and benefits due under the Employment Agreement referred to in Section 6j, and (ii) all stock options previously granted to Executive under any Selas stock option plan shall vest immediately upon such Involuntary Termination; provided, however, that Selas need not make such payment, and such stock options shall not immediately vest, if the purchaser in such Asset Sale or an affiliate of such purchaser offers to employ Executive commencing at the time of the Asset Sale at not less than the same rate of compensation and level of benefits as Executive was receiving immediately prior to the Asset Sale and does not Involuntarily Terminate Executives employment during the two year period after the consummation of the Asset Sale. Any payment required under this paragraph shall be accompanied by compensation to Executive for any accrued but unused vacation time through the date of Involuntary
Termination. Notwithstanding any other provision hereof, the obligations of Selas hereunder shall arise, if at all, only in connection with the earlier of the first Change of Control or first Asset Sale to occur after the date hereof; any second
Change of Control or second Asset Sale which may occur within the two year period following the first Change of Control or first Asset Sale shall neither diminish nor trigger again the obligations set forth herein to the extent that such obligations may be applicable, it being understood that such obligations shall in no event extend beyond two years after the first Change of Control or Asset Sale.
           The following terms used herein have the meanings set forth below:
           Asset Sale means the sale, other than any such sale approved in advance by a majority of the Continuing Directors of Selas, of
                (a) the domestic assets of Selas to which are attributable 90% or more of the consolidated domestic sales volume of Selas,
                (b) the assets of Selas located at its Dresher, Pennsylvania, facility to which are attributable 90% or more of the volume of sales of such facility,
                (c) a number of shares of stock of RTI entitled to vote in the election of directors that would reduce the percentage of such stock owned by Selas to less than 50 percent, or
                (d) all or substantially all of the assets of RTI. 'Cause' has the meaning given to that term in
Section 4.3 of the Employment Agreement referred to in Section 6j.
           'Change of Control' of Selas means the acquisition, other than any such acquisition approved in advance by a majority of the Continuing Directors of Selas, by any person, entity or group of associated persons acting in concert of beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of 50% or more of the then outstanding shares of capital stock of Selas entitled to vote for the election of Directors of Selas.
           'Continuing Directors' means those directors duly elected prior to the time that any person, entity or group of associated persons acting in concert has acquired beneficial ownership (as defined in Rule 13d-3 under the Securities Exchange Act of 1934) of 50% or more of the then outstanding shares of capital stock of Selas entitled to vote for the election of Directors of Selas, and those directors who were recommended to succeed Continuing Directors by a majority of Continuing
Directors.
           'Disability' of Executive means that the Executive shall be physically or mentally incapacitated and as a result thereof shall be unable to continue substantially proper performance of his duties (reasonable absences because of sickness for up to six consecutive months excepted). If
Executive shall not agree with a determination to terminate him because of Disability, the question of Executives ability shall be submitted to an impartial and reputable physician selected either by a mutual agreement of the parties or by the then president of the Medical Society of the county in which Executive is employed, and such physicians determination of disability shall be binding on the parties.
           'Involuntary Termination' (or 'Involuntarily
Terminated') means (a) any reduction in the amount of annual base compensation or in the employee benefits (but not in the amount of bonuses) inuring to Executive below the level of base compensation or benefits inuring to Executive immediately prior to the preceding Change of Control or Asset Sale, (b) the imposition on Executive of a requirement that he change the location of his principal employment from its location immediately prior to the Change of Control or Asset Sale in order to maintain his employment or to maintain his compensation at its level immediately prior to the preceding Change of Control or Asset Sale if such change of location would impose a substantial burden on the Executive in commuting from his then residence to the new place of employment, (c) the assignment to the Executive of duties that do not constitute managerial duties or duties for which his training and experience do not qualify him or (d) any termination of the employment of Executive other than for Cause, death or Disability.
           2. Other Benefits. This Agreement shall not prejudice Executives or his beneficiarys right to receive any death, disability, pension, or other benefits otherwise due to Executive upon or following termination.
           3. No Duty to Mitigate. Executives benefits hereunder shall be considered severance pay in consideration of his past service to RTI and Selas, and pay in consideration of his continued service from the date hereof, and his entitlement thereto shall not be governed by any duty to mitigate his damages by seeking further employment, nor offset by any compensation which he may receive from future employment.
           4. Withholding. Any payment required under this Agreement shall be subject to all applicable requirements of law with regard to withholding, filing, making of reports and the like.
           5. Term. This Agreement shall terminate, except to the extent that any obligation hereunder remains unpaid as of such time, upon the earliest of (i) April 30, 2004, if a Change of Control or Asset Sale has not occurred by such date; or (ii) the termination of Executives employment with Selas prior to a Change of Control or Asset Sale; or (iii) the termination of Executives employment with Selas after a Change of Control of Selas, other than by Involuntary Termination.
           6.   Miscellaneous.
                a. This Agreement and the Employment Agreement referred to in subsection j of this section represent the entire agreement of the parties hereto with respect to the subject matter hereof and supersede all prior agreements in connection therewith. Without limiting the generality of the preceding sentence, Executive hereby acknowledges that Selas shall have no obligation to him under the termination program established in 1986.
                b.   In the event that any provision of this
Agreement shall be determined to be invalid, the remaining provisions shall be unaffected thereby and shall remain in full force and effect.
                c. This Agreement shall not be assignable by Executive, but Selas obligation under the second sentence of
Section 1 in connection with an Asset Sale may be assigned by Selas to the purchaser in connection with such Asset Sale if the Executive becomes an employee of the purchaser or an affiliate immediately after the Asset Sale, in which case the assignee shall expressly assume and agree to perform the obligations set forth in the second sentence of Section 1 in connection with such Asset Sale in the same manner and to the same extent as if it were Selas and Selas shall by virtue thereof and without further act be released from its obligations hereunder.
                d. Any notice given hereunder shall be deemed to be given when personally delivered or mailed by certified or registered mail, return receipt requested, addressed to Selas at its principal offices or addressed to Executive at his latest address shown on the employment records.
                e. A waiver of breach of any provision hereof shall not be construed as a waiver of any subsequent breach hereof.
                f. If it is necessary for Executive to sue for payment hereunder, and such suit results in any payment to Executive, the employer shall pay Executives reasonable counsel fees relating to such litigation.
                g. This Agreement may be amended, waived or terminated only by written instrument signed by both parties hereto.
                h.   This Agreement shall be construed in
accordance with the laws of the Commonwealth of Pennsylvania.
                i. Upon the occurrence of a Change of Control or Asset Sale, the employer waives, and will not assert, any right to set off the amount of any claims, liabilities, damages or losses the employer may have against any amounts payable by it to Executive hereunder, and any amounts payable to or otherwise accrued for the account of Executive in respect of any period prior to the termination of this Agreement shall be paid when due.
                j. Nothing herein shall diminish Selas right to terminate the employment of the Executive prior to a Change of Control or Asset Sale or impose any obligation to make any payment to the Executive in connection with any such termination, but nothing herein shall alter in any manner the rights or obligations of Selas or Executive under the Employment Agreement dated the date hereof among Selas, RTI and Executive.

                [Signatures begin on the next page]



           IN WITNESS WHEREOF, Selas and Executive have executed this Agreement as of the date first above written.
                               SELAS CORPORATION OF AMERICA


                               By:      /s/         Michael J.
McKenna
                                    Name:  Michael J. Mc Kenna
                                    Title:    Chairman of the
Board



                                 /s/  Mark S. Gorder
                                    Mark S. Gorder






                           EXHIBIT 10.2
                       EMPLOYMENT AGREEMENT


           EMPLOYMENT AGREEMENT executed June 19, 2001, but effective January 1, 2001, among SELAS CORPORATION OF AMERICA, a
Pennsylvania corporation (the 'Company'), RESISTANCE TECHNOLOGY,
INC.,  Minnesota corporation ('RTI'), and MARK S. GORDER
('Executive').


                            BACKGROUND


           Executive has served as a Vice President of the Company, the President of certain of its subsidiaries, and a member of the Companys Board of Directors. The Company elected Executive as its President and Chief Operating Officer effective January 1, 2001, and as its Chief Executive Officer effective April 24, 2001, and Executive wishes to remain in the employ of the Company in those new capacities, on the terms and conditions contained in this Agreement. Executive has been and will continue to be substantially involved with the Companys operations and management and has and will continue to have trade secrets and other confidential information relating to the Company and its customers; accordingly, the noncompetition agreement and other restrictive covenants contained in Section 5 of this Agreement constitute essential elements hereof.

           NOW, THEREFORE, in consideration of the premises and the mutual agreements contained herein and intending to be legally bound hereby, the parties hereto agree as follows:


SECTION 1. CAPACITY AND DUTIES

1.1 Employment; Acceptance of Employment. The Company hereby employs Executive and Executive hereby agrees to continue employment by the Company for the period and upon the terms and conditions hereinafter set forth.

1.2   Capacity and Duties.

(a) Effective January 1, 2001, Executive shall serve as President and Chief Operating Officer of the Company. Effective April 24, 2001, Executive shall additionally serve as Chief Executive Officer of the Company. Executive shall continue to serve in all other offices and directorships he now holds with the Company and its subsidiaries (other than as Vice President of the Company), subject to the pleasure of the Boards of Directors of the Company and its subsidiaries. Executive shall perform such other duties and shall have such authority consistent with his position as may from time to time be specified by the Board of Directors of the Company.

(b) Executive shall devote his full working time, energy, skill and best efforts to the performance of his duties hereunder, in a manner that will comply with the Companys rules and policies and will faithfully and diligently further the business and interests of the Company. Executive shall not be employed by or participate or engage in or in any manner be a part of the management or operation of any business enterprise other than the Company and its subsidiaries without the prior written consent, which consent may be granted or withheld in the sole discretion, of the Board of Directors of the Company.

SECTION 2. TERM OF EMPLOYMENT

2.1 Term. The term of Executives employment hereunder shall continue until April 30, 2004, as further extended by agreement between Executive and the Board of Directors of the Company, unless sooner terminated in accordance with the other provisions hereof (the Term).

SECTION 3. COMPENSATION

3.1 Basic Compensation. As compensation for Executives services, the Company shall pay to Executive a salary at the annual rate of $250,000 for the period January 1, 2001, through April 30, 2001, and at the annual rate of $275,000 for the period May 1, 2001 through December 31, 2001. Thereafter, the rate of Executives salary shall be as established from time to time by the Board of Directors of the Company or the Compensation Committee of the Board of Directors of the Company. In no event shall Executives salary be less than $275,000. Executives annual salary, as determined in accordance with this Section 3.1, is hereinafter referred to as his 'Base Salary,' and shall be payable in periodic installments in accordance with the Companys regular payroll practices in effect from time to time.

3.2 Performance Bonuses. Executive shall be entitled to receive performance bonuses in accordance with the policies and plans of the Company in place from time to time with respect to the payment of bonuses to executive officers.

3.3 Employee Benefits. During the Term, Executive shall be entitled to participate in such of the Companys employee benefit plans and benefit programs, including medical benefit programs, stock options under the Companys Amended and Restated 1994 Stock Option Plan ('Stock Option Plan') or any additional plans or programs, as may from time to time be provided by the Company for its executive officers. Additionally, the Company agrees to maintain disability insurance policies for Executives benefit (the 'Disability Policies') with coverage amounts and terms at least equivalent to the Unum Disability Policy Number 743820 paid for by the Company for Executives benefit while he was Chief Executive Officer of Resistance Technology, Inc.

3.4 Vacation. During the Term, Executive shall be entitled to a paid vacation of 30 business days per year.

3.5   Expense Reimbursement.  The Company shall reimburse
Executive for all reasonable expenses incurred by him in connection with the performance of his duties hereunder in accordance with its regular reimbursement policies as in effect from time to time.

3.6   Country Club Membership.  The Company shall reimburse
Executive for Executives Country Club Membership fees at North
Oaks Country Club in North Oaks, Minnesota.

3.7   Automobile.   During the Term, the Company shall provide
Executive with an automobile for use in connection with the performance of his duties hereunder and shall reimburse him for all expenses reasonably incurred by him for the maintenance and operation, including fuel, of such automobile in connection with the performance of his duties hereunder in accordance with the Companys regular reimbursement policies as in effect from time to time.

SECTION 4. TERMINATION OF EMPLOYMENT

4.1 Death of Executive. If Executive dies during the Term, the Company shall not thereafter be obligated to make any further payments hereunder to Executives estate, personal representative or beneficiary who acquired the right to such payments by bequest or inheritance, other than amounts (including salary, bonuses, (based on not less than the previous years bonus and prorated to the date of death), expense reimbursement, etc.) accrued as of the date of Executives death. Executives spouse (if any) shall be entitled to continue to receive medical benefits coverage in accordance with the Companys policies in effect from time to time. Additionally, if Executive dies during the Term, any stock options granted to Executive by the Company which have not been exercised by Executive prior to Executives death, may be exercised by Executives estate, personal representative or beneficiary who acquired the right to exercise such options by bequest or inheritance, to the extent provided by the terms of the Companys Stock Option Plan.

4.2 Disability of Executive. If Executive is or has been materially unable for any reason to perform his duties hereunder for a period of 180 consecutive days, then the Board of Directors of the Company shall have the right to terminate Executives employment upon 30 days prior written notice to Executive at any time during the continuation of such inability, in which event the Company shall not thereafter be obligated to make any further payments hereunder other than amounts (including salary, bonuses (based on not less than the previous years bonus and prorated to the date of termination), expense reimbursement, etc.) accrued under this Agreement as of the date of such termination. Upon such termination, Executive shall be entitled to continue to receive medical benefits coverage for Executive and Executives spouse (if any) in accordance with the Companys policies in effect from time to time, and shall be entitled to benefits under the Disability Policies to the extent provided therein. Executives disability shall be determined by the reasonable judgment of the Board of Directors of the Company. Additionally, if Executives employment is terminated by reason of disability in accordance with this Section 4.2, any stock options granted to Executive by the Company which have not been exercised by Executive prior to Executives disability may be exercised by Executive or his legal representative, to the extent provided by the terms of the Companys Stock Option Plan.

4.3 Termination for Cause. Executives employment hereunder shall terminate immediately upon notice that the Board of Directors of the Company is terminating Executive for Cause (as defined herein), in which event the Company shall not thereafter be obligated to make any further payments hereunder other than amounts (including salary, expense reimbursement, etc., but excluding bonuses) accrued under this Agreement as of the date of such termination. 'Cause' means the following, provided that, in the case of circumstances described in clauses (iv) through (vi) below, the Company shall have given written notice thereof to Executive, and Executive shall have failed to remedy the circumstances as determined in the sole discretion of the Board of Directors of the Company within 30 days thereafter:

(i) fraud or dishonesty in connection with Executives employment or theft, misappropriation or embezzlement of the Companys funds;

(ii) conviction of any felony, crime involving fraud or knowing misrepresentation, or of any other crime (whether or not such felony or crime is connected with his employment) the effect of which in the judgment of the Board of Directors of the Company is likely to adversely affect the Company or its affiliates;

(iii) material breach of Executives obligations under this Agreement;

(iv) repeated and consistent failure of Executive to be present at work during normal business hours unless the absence is because of a disability as described in Section 4.2 herein;

(v) willful violation of any express direction or requirement established by the Board of Directors of the Company, as determined by a majority of Board of Directors of the Company;

(vi) insubordination, gross incompetence or misconduct in the performance of, or gross neglect of, Executives duties hereunder, as determined by a majority of Board of Directors of the Company; or

(vii) use of alcohol or other drugs which interfere with the performance by Executive of his duties, or use of any illegal drugs or narcotics.

4.4   Termination without Cause.

(a) If Executives employment is terminated by the Company for any reason other than Cause or the death or disability of
Executive:

(i) the Company shall either (A) continue to pay Executive all of the compensation provided for in Sections 3.1 and 3.2 herein (based on not less than the previous years bonus and prorated to the end of the Term) during the remainder of the then-current Term, or (B) if Executive so requests in writing, pay Executive in a lump sum upon such termination the present value of the payments that would have been made under clause (B), using a discount rate of 6 percent per year;

(ii) Executive shall be entitled continue to receive medical benefits coverage in accordance with the Companys policies in effect from time to time;

(iii) Executive shall be entitled to have transferred to him the Companys disability policy on the Executive for Executives benefit (if the policy so permits), and Executive shall assume responsibility for payment of premiums on such disability policies; and

(iv) Executive shall be entitled to have transferred to him any Company paid life insurance policies on the Executive for Executives benefit (if the policies so permit), and Executive shall assume responsibility for payment of premiums on such life insurance policies.

(b) Except for the provisions of this Section 4.4, the Company shall have no further obligation to Executive hereunder.

(c) Notwithstanding the foregoing, the Company shall not be obligated to make any payments under this Section 4.4 unless Executive shall have executed and delivered to the Company a further agreement, to be prepared at the time of Executives termination of employment, that shall provide (i) an unconditional release of all claims (other than claims under Section 4.4(a)), charges, complaints and grievances, whether known or unknown to Executive, against the Company or any of its affiliates, through date of Executives termination of employment; (ii) an undertaking to maintain the confidentiality of such agreement; and (iii) an undertaking to indemnify the Company if Executive breaches such agreement.

4.5 Voluntary Termination. In the event Executives employment is voluntarily terminated by Executive, the Company shall not be obligated to make any further payments to Executive under this Agreement other than amounts (including salary, expense reimbursement, etc., but excluding bonuses) accrued as of the date of Executives termination. Additionally, the following provisions shall apply in the event of a voluntary termination by
Executive:

(i) Executive shall be entitled to have transferred to him the Companys disability policy on the Executive for Executives benefit (if the policy so permits), and Executive shall assume responsibility for payment of premiums on such disability policy.

(ii) Executive shall be entitled to have transferred to him any Company paid life insurance policies on the Executive for Executives benefit (if the policies so permit), and Executive shall assume responsibility for payment of premiums on such life insurance policies.

4.6   Change-of-Control Agreement.

           The Company and the Executive have entered into an Amended and Restated Agreement re Termination Following Change of Control or Asset Sale, dated the date hereof (the 'Change-of-Control Agreement'). If Executive becomes entitled to any payment by the terms of the Change-of-Control Agreement, he shall not be entitled to any additional payment under this Agreement (other than accrued and unpaid bonus, salary and benefits), but the provisions of Section 4.4(a)(ii) through (iv) or Section 4.5(i) and (ii), as the case may be, will apply.

SECTION 5. RESTRICTIVE COVENANTS

5.1 Confidentiality. Executive acknowledges a duty of confidentiality owed to the Company and shall not, at any time during or after his employment by the Company, retain in writing, use, divulge, furnish, or make accessible to any person or entity, without the express authorization of the Board of Directors of the Company, any trade secret, private or confidential information or knowledge of the Company obtained or acquired by him while so employed. All computer software, address books, rolodexes, business cards, telephone lists, customer lists, price lists, contract forms, catalogs, books, records, files and know-how acquired while an employee of the Company are acknowledged to be the property of the Company and shall not be duplicated, removed from the Companys possession or premises or made use of other than in pursuit of the Companys business and, upon termination of employment for any reason, Executive shall deliver to the Company, without further demand, all copies thereof which are then in his possession or under his control.

5.2 Inventions and Improvements. Executive shall promptly communicate to the Company all ideas, discoveries, inventions and business opportunities which are or may be useful to the Company or its business. Executive acknowledges that all such ideas, discoveries, inventions, and improvements which heretofore have been or are hereafter made, conceived, or reduced to practice by him at any time during his employment with the Company and every item of knowledge relating to the Companys business interests (including business opportunities) heretofore or hereafter gained by him at any time during his employment with the Company are the property of the Company, and Executive hereby irrevocably assigns all such ideas, discoveries, inventions, improvements, and knowledge to the Company for its sole use and benefit, without additional compensation. The provisions of this Section 5.2 shall apply whether such ideas, discoveries, inventions, improvements or knowledge were or are conceived, made or gained by him alone or with others, whether during or after usual working hours, whether on or off the job, whether applicable to matters directly or indirectly related to the Companys business interests (including potential business interests), and whether or not within the specific realm of his duties. It shall be conclusively presumed that ideas, discoveries, inventions, and improvements relating to the Companys business interests or potential business interests conceived by Executive during the six month period following termination of his employment are, for the purposes of this Agreement, conceived prior to termination of his employment hereunder. Executive shall, upon request of the Company, but at no expense to Executive, at any time during or after his employment with the Company, sign all instruments and documents reasonably requested by the Company and otherwise cooperate with the Company to protect its right to such ideas, discoveries, inventions, improvements, and knowledge, including applying for, obtaining, and enforcing patents and copyrights thereon in such countries as the Company shall determine.

5.3 Noncompetition. During the term of Executives employment and for one year after any termination of employment, or, if longer, for so long as Executive is entitled to the payment of amounts pursuant to Section 4.4(a) herein following a termination by the Company without Cause, Executive shall not directly or indirectly: (i) engage, anywhere in any geographic market served by the Company or any of its subsidiaries in any activity which competes in whole or in part with the products or activities of the Company at the time of such termination; (ii) be or become a stockholder, partner, owner, officer, director or employee or agent of, or a consultant to or give financial or other assistance to, any person or entity engaged in any such activities; (iii) seek in competition with the business of the Company to procure orders from or do business with any customer of the Company; (iv) solicit, or contact with a view to the engagement or employment by any person or entity of any person who is an employee of the Company; (v) seek to contract with or engage (in such a way as to adversely affect or interfere with the business of the Company) any person or entity which has been contracted with or engaged to manufacture, assemble, supply or deliver products, goods, materials or services to the Company; or
(vi) engage in or participate in any effort or act to induce any of the customers, associates, consultants, or employees of the Company to take any action which might be disadvantageous to the Company; provided, however, that nothing herein shall prohibit Executive and his affiliates from owning, as passive investors, in the aggregate not more than 5% of the outstanding publicly traded stock of any corporation so engaged. The duration of Executives covenants set forth in this Section shall be extended by a period of time equal to the number of days, if any, during which Executive is in violation of the provisions hereof.

5.4   Injunctive and Other Relief.

(a) Executive acknowledges and agrees that the covenants contained herein are fair and reasonable in light of the consideration paid hereunder, and that damages alone shall not be an adequate remedy for any breach by Executive of his covenants contained herein and accordingly expressly agrees that, in addition to any other remedies which the Company may have, the Company shall be entitled to injunctive or other equitable relief in any court of competent jurisdiction for any breach or threatened breach of any such covenants by Executive. Nothing contained herein shall prevent or delay the Company from seeking, in any court of competent jurisdiction, specific performance or other equitable remedies in the event of any breach or intended breach by Executive of any of his obligations hereunder.

(b) Notwithstanding the equitable relief available to the Company, Executive, in the event of a breach of his covenants contained in Section 5 herein, understands and agrees that the uncertainties and delay inherent in the legal process would result in a continuing breach for some period of time, and therefore, continuing injury to the Company until and unless the Company can obtain such equitable relief. Therefore, in addition to such equitable relief, the Company shall be entitled to monetary damages for any such period of breach until the termination of such breach, in an amount deemed reasonable to cover all actual and consequential losses, plus all monies received by Executive as a result of said breach and all costs and attorneys fees incurred by the Company in enforcing this Agreement. If Executive should use or reveal to any other person or entity any confidential information, such use or revelation would be considered a continuing violation on a daily basis for as long as such confidential information is made use of by Executive or any such other person or entity.

(c) If any provision of Section 5 herein is determined to be invalid or unenforceable by reason of its duration or scope, such duration or scope, or both, shall be deemed to be reduced to a duration or scope to the extent necessary to render such provision valid and enforceable. In such event, Executive shall negotiate in good faith to provide the Company with lawful and enforceable protection that is most nearly equivalent to that found to be invalid or unenforceable.

5.5   Definition of the 'Company.'  The 'Company' as used in this
Section 5 includes all affiliates of the Company.

SECTION 6. MISCELLANEOUS

6.1 Litigation. At the request of the Company, Executive shall during and after the Term render reasonable assistance to the Company in connection with any litigation or other proceeding involving the Company or any of its affiliates. The Company will pay Executive reasonable compensation as mutually agreed for any such services performed after the Term. The Company agrees that during the Term that at all times it shall carry appropriate amounts of officers and directors liability insurance naming the Executive as an insured party.

6.2 Arbitration. All claims and disputes relating to this Agreement or concerning Executives employment or termination shall be conclusively resolved by arbitration in Philadelphia, Pennsylvania, under the then existing rules of the American Arbitration Association. Judgment upon any award rendered may be entered by either party in any court of competent jurisdiction. The cost of such arbitration shall be borne equally by the parties or as otherwise directed by the arbitrators. This
Section 6.2 shall not limit the right of the Company to seek judicial relief pursuant to Section 5.4 herein without prior arbitration.

6.3 Assignment; Benefit. This Agreement shall not be assignable by Executive, and shall be assignable by the Company only to any affiliate or to any person or entity which may become a successor in interest (by purchase of assets or stock, or by merger, or otherwise) to the Company in the business or substantially all of the business presently operated by it. Subject to the foregoing, this Agreement and the rights and obligations set forth herein shall inure to the benefit of, and be binding upon, the parties hereto and each of their respective permitted successors, assigns, heirs, executors and administrators.

6.4 Notices. All notices hereunder shall be in writing and shall be sufficiently given if hand-delivered, sent by documented overnight delivery service or registered or certified mail, postage prepaid, return receipt requested or by telegram or telefax (confirmed by U.S. mail), receipt acknowledged, addressed as set forth below or to such other person and/or at such other address as may be furnished in writing by any party hereto to the other. Any such notice shall be deemed to have been given as of the date received, in the case of personal delivery, or on the date shown on the receipt or confirmation therefor, in all other cases. Any and all service of process and any other notice in any action, suit or proceeding shall be effective against any party if given as provided in this Agreement; provided that nothing herein shall be deemed to affect the right of any party to serve process in any other manner permitted by law.

(a)   If to the Company:

                Selas Corporation of America
                2034 Limekiln Pike
                Dresher, Pennsylvania 19025
                Attention:  Secretary
                Telecopy No.:  215-283-8294


(b)   If to Executive:

                Mark S. Gorder
                24 North Deep Lake Road
                North Oaks, Minnesota 55127

6.5   Entire Agreement; Modification; Advice of Counsel.

           (a) This Agreement and the Change-of-Control Agreement constitute the entire agreement between the parties hereto with respect to the matters contemplated herein and therein and supersede all prior agreements and understandings with respect thereto. Without limiting the generality of the foregoing, this Agreement supersedes the Management Employment Agreement dated October 20, 1993, between Executive and Resistance Technology, Inc., a subsidiary of the Company. No amendment, modification, or waiver of this Agreement shall be effective unless in writing. Neither the failure nor any delay on the part of any party to exercise any right or remedy hereunder shall operate as a waiver thereof, nor shall any single or partial exercise of any right or remedy preclude any other or further exercise of the same or of any other right or remedy with respect to such occurrence or with respect to any other occurrence.

           (b) Executive acknowledges that he has been afforded an opportunity to consult with his counsel with respect to this Agreement. The Company agrees to reimburse Executive for the cost of consulting with counsel in an amount not to exceed $6,000.

6.6 Governing Law. This Agreement is made pursuant to, and shall be construed and enforced in accordance with, the laws of the Commonwealth of Pennsylvania and the federal laws of the United States of America, to the extent applicable, without giving effect to otherwise applicable principles of conflicts of law.

6.7 Headings; Counterparts. The headings of paragraphs in this Agreement are for convenience only and shall not affect its interpretation. This Agreement may be executed in two or more counterparts, each of which shall be deemed to be an original and all of which, when taken together, shall be deemed to constitute the same Agreement.

6.8 Further Assurances. Each of the parties hereto shall execute such further instruments and take such additional actions as the other party shall reasonably request in order to effectuate the purposes of this Agreement.



               [Signatures begin on the next page.]



           IN WITNESS WHEREOF, the parties have executed this Agreement as of the date first above written.

                          SELAS CORPORATION OF AMERICA


                          By  /s/  Michael J. McKenna

                            Its Chairman of the Board


                          RESISTANCE TECHNOLOGY, INC.


                          By  /s/  Robert W. Ross

                            Its Secretary


                             /s/  Mark S. Gorder
                                   MARK S. GORDER