Form 10-K/A
period 2000-12-31
SELAS CORP OF AMERICA
filed 2001-10-29
CIK 88790

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                                  FORM 10-K/A
(Mark One)
(X)          ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended December 31, 2000
                                      OR
(  )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

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