Form 10-Q
period 2001-09-30
SELAS CORP OF AMERICA
filed 2001-11-14
CIK 88790

2
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED    SEPTEMBER 30, 2001

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


COMMON SHARES, $1.00 PAR VALUE            5,119,214 (exclusive of 515,754
            CLASS                                 treasury shares)
                                         OUTSTANDING AT NOVEMBER 10, 2001




                         SELAS CORPORATION OF AMERICA


                                   I N D E X


                                                                Page
                                                               Number

PART I:  FINANCIAL INFORMATION


       Item 1.  Financial Statements

         Consolidated Balance Sheets as of
         September 30, 2001 and December 31, 2000                3-4

         Consolidated Statements of Operations for the
         Three Months Ended September 30, 2001 and 2000            5

         Consolidated Statements of Operations for
         the Nine Months Ended September 30, 2001 and 2000         6

         Consolidated Statements of Cash Flows for the
         Nine Months Ended September 30, 2001 and 2000             7

         Consolidated Statement of Shareholders'Equity
         for the Nine Months Ended September 30, 2001              8

         Notes to Consolidated Financial Statements             9-14


       Item 2.  Management's Discussion and Analysis
               of Financial Condition and Results of
               Operations                                      15-18


       Item 3.  Quantitative and Qualitative Disclosures
                About Market Risk                                 18


PART II: OTHER INFORMATION


       Item 1.  Legal Proceedings                                 19

       Item 6.  Exhibits and Reports on Form 8-K                  19




                         SELAS CORPORATION OF AMERICA

                          Consolidated Balance Sheets
                                    Assets

                                         September 30,  December 31,
                                            2001            2000
                                         (Unaudited)      (Audited)


Current assets
Cash, including cash equivalents of
  $777,000 in 2001 and $428,000 in 2000  $ 3,924,911    $ 4,055,224

Accounts receivable (including unbilled
  receivables of $10,030,000 in 2001
  and $13,491,000 in 2000, less
  allowance for doubtful accounts of
  $837,000 in 2001 and $746,000 in 2000)  36,018,399     38,173,397

Inventories                               17,626,411     13,808,636

Deferred income taxes                      4,311,125      2,811,219

Other current assets                       1,338,079      1,465,456

    Total current assets                  63,218,925     60,313,932

Property, plant and equipment

  Land                                       961,566        975,383

  Buildings                               11,059,292     11,171,239

  Machinery and equipment                 33,597,986     31,781,389

                                          45,618,844     43,928,011

Less:  Accumulated depreciation           27,472,152     24,819,267

       Net property, plant and equipment  18,146,692     19,108,744

Excess of cost over net assets of
acquired subsidiaries, less accumulated
amortization of $4,476,000 in 2001 and
$3,898,000 in 2000                        15,851,221     15,599,884

Deferred income taxes                        666,458        451,861

Other assets, less amortization            1,380,769        856,719

                                         $99,264,065    $96,331,140

       (See accompanying notes to the consolidated financial statements)


                         SELAS CORPORATION OF AMERICA

                          Consolidated Balance Sheets
                     Liabilities and Shareholders' Equity


                                         September 30,  December 31,
                                            2001           2000
Current liabilities                      (Unaudited)      (Audited)

  Notes payable                          $11,584,391    $ 9,153,626

  Current maturities of long-term debt     1,687,673      1,755,495

  Accounts payable                        20,762,878     21,447,745

  Federal, state and foreign income
   taxes                                     525,806      1,201,720

  Customers' advance payments on
   contracts                               4,535,805      3,783,421

  Guarantee obligations and estimated
   costs of service                        1,259,586        957,740

  Other accrued liabilities                8,466,981      6,327,403

      Total current liabilities           48,823,120     44,627,150

Long-term debt                             3,597,997      3,211,706

Other postretirement benefit obligations   4,282,261      4,058,761

Contingencies and commitments

Shareholders' equity

  Common shares, $1 par; 10,000,000
   shares authorized; 5,634,968 shares
   issued                                  5,634,968      5,634,968

  Additional paid-in capital              12,012,541     12,012,541

  Retained earnings                       26,971,919     28,606,413

  Accumulated other comprehensive (loss)    (793,663)      (555,321)

  Less:  515,754 common shares held
         in treasury, at cost             (1,265,078)    (1,265,078)

      Total shareholders' equity          42,560,687     44,433,523

                                         $99,264,065    $96,331,140



       (See accompanying notes to the consolidated financial statements)




                         SELAS CORPORATION OF AMERICA

                     Consolidated Statements of Operations
                                  (Unaudited)


                                             Three Months Ended
                                         September 30,  September 30,
                                            2001            2000

Sales, net                               $21,372,018    $28,393,891

Operating costs and expenses
  Cost of sales                           18,768,027     23,341,352
  Selling, general and administrative
    expenses                               4,693,876      4,109,046

Operating income (loss)                   (2,089,885)       943,493

  Interest (expense)                        (264,169)      (270,834)
  Interest income                             14,801         15,129
  Other income (expense), net                (13,181)        18,392

Income (loss) before income taxes         (2,352,434)       706,180
(benefit)

Income taxes (benefit)                      (976,017)       304,111

Net income (loss)                        $(1,376,417)   $   402,069

Earnings (loss) per share

  Basic                                        $(.27)          $.08

  Diluted                                      $(.27)          $.08

Average shares outstanding

  Basic                                    5,119,000      5,121,000

  Diluted                                  5,137,000      5,130,000

Comprehensive (loss)                     $  (974,044)   $   (81,519)


       (See accompanying notes to the consolidated financial statements)



                         SELAS CORPORATION OF AMERICA

                     Consolidated Statements of Operations
                                  (Unaudited)


                                              Nine Months Ended
                                         September 30,  September 30,
                                             2001           2000

Sales, net                               $78,800,392    $90,913,199

Operating costs and expenses
  Cost of sales                           65,231,411     72,539,711
  Selling, general and administrative
    expenses                              14,439,949     13,448,745

Operating income (loss)                     (870,968)     4,924,743

  Interest (expense)                        (859,441)      (872,917)
  Interest income                             42,846         46,818
  Other income (expense), net                 31,829        145,202

Income (loss) before income taxes         (1,655,734)     4,243,846
(benefit)

Income taxes (benefit)                      (712,591)     1,622,125

Net income (loss)                        $  (943,143)   $ 2,621,721

Earnings (loss)per share

  Basic                                        $(.18)          $.51

  Diluted                                      $(.18)          $.51

Average shares outstanding

  Basic                                    5,119,000      5,122,000

  Diluted                                  5,134,000      5,130,000

Comprehensive income (loss)              $(1,181,485)   $ 1,800,463


       (See accompanying notes to the consolidated financial statements)




                         SELAS CORPORATION OF AMERICA
                     Consolidated Statements of Cash Flows
                                  (Unaudited)
                                               Nine Months Ended
                                         September 30,  September 30,
                                             2001          2000
Cash flows from operating activities:
 Net income (loss)                       $  (943,143)   $ 2,621,721
 Adjustments to reconcile net income
(loss)
  to net cash provided (used) by
operating
  activities:
   Depreciation and amortization           3,228,635      3,024,176
   Equity in loss of unconsolidated
    affiliate                                                 9,341
   (Gain) on sale of property and
    equipment                                 (1,261)        (4,212)
   Deferred taxes                         (1,670,220)       (57,397)
   Changes in operating assets and
    liabilities:
    (Increase) decrease in accounts
      receivable                           1,833,127    (11,686,258)
    (Increase) in inventories             (3,608,545)    (1,033,046)
    (Increase) decrease in other assets     (359,153)        50,170
     Increase (decrease) in accounts
      payable                               (465,398)    12,125,723
     Increase in accrued expenses            793,982      2,594,868
     Increase in customer advances           854,514        236,408
     Increase (decrease) in other
      liabilities                            376,926       (275,983)
         Net cash provided by
         operating activities                 39,464      7,605,511
Cash flows from investing activities:
 Purchases of property, plant and
  equipment                               (1,464,215)    (3,082,356)
 Proceeds from sale of property, plant
  and equipment                               12,517         13,271
 Acquisition of subsidiary companies,
  net of cash acquired                       (68,143)       312,966
          Net cash (used) by investing
           activities                     (1,519,841)    (2,756,119)
Cash flows from financing activities:
 Proceeds from short-term bank
  borrowings                               4,162,333        462,671
 Proceeds from long-term bank borrowings   2,136,343
 Proceeds from borrowings to acquire
  subsidiary company                         672,136      1,648,466
 Repayments of short-term bank
  borrowings                              (2,875,159)    (2,240,004)
 Repayments of long-term debt             (1,945,750)    (1,695,327)
 Payment of dividends                       (691,351)      (691,687)
 Purchase of treasury stock                                 (62,308)
         Net cash provided (used) by
         financing activities              1,458,552     (2,578,189)
Effect of exchange rate changes on cash     (108,488)      (541,147)
Net increase (decrease) in cash and
 cash equivalents                           (130,313)     1,730,056
Cash and cash equivalents, beginning of
 period                                    4,055,224      1,756,008
Cash and cash equivalents, end of period $ 3,924,911    $ 3,486,064

       (See accompanying notes to the consolidated financial statements)



                         SELAS CORPORATION OF AMERICA
                Consolidated Statement of Shareholders' Equity
                     Nine Months Ended September 30, 2001
                                  (Unaudited)

                                 Common Stock
                                                  Additional
                    Number of                      Paid-in
                     Shares           Amount       Capital
Balance January 1,
   2001                5,634,968     $5,634,968    $12,012,541
Net (loss)
Cash dividends paid
  ($.135 per share)
Foreign currency
  translation (loss)
Derivative financial
  instrument gain
Comprehensive (loss)
Balance September 30,
  2001                 5,634,968     $5,634,968     $12,012,541


                                           Accumulated
                                             Other
                                          Comprehensive
                       Retained              Income        Comprehensive
                       Earnings              (Loss)            (Loss)
Balance January 1,
  2001                $28,606,413       $   (555,321)
Net (loss)               (943,143)                         $  (943,143)
Cash dividends paid
  ($.135 per share)      (691,351)
Foreign currency
  translation (loss)                        (276,783)         (276,783)
Derivative financial
  instrument gain                             38,441            38,441
Comprehensive (loss)                                       $(1,181,485)
Balance September 30,
  2001                $26,971,919        $  (793,663)

                                               Total
                          Treasury           Shareholders
                            Stock             Equity
Balance January 1,
  2001                    $(1,265,078)    $44,433,523
Net (loss)                                   (943,143)
Cash dividends paid
  ($.135 per share)                          (691,351)
Foreign currency
  translation (loss)                         (276,783)
Derivative financial
  instrument gain                              38,441
Comprehensive (loss)
Balance September 30,
  2001                    $(1,265,078)    $42,560,687

       (See accompanying notes to the consolidated financial statements)


                         SELAS CORPORATION OF AMERICA

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of September 30, 2001 and December 31, 2000, and the consolidated results of its operations for the three and nine months ended September 30, 2001 and 2000 and consolidated statements of shareholders' equity and cash flows for the nine months then ended.

2. The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the 2000 Selas Corporation of America Annual Report.

3.  Inventories consist of the following:


                                       September 30, December 31,
                                           2001          2000

    Raw material                       $ 4,119,693   $ 3,738,194
    Work-in-process                      8,461,926     5,214,538
    Finished products and components     5,044,792     4,855,904

                                       $17,626,411   $13,808,636

4.  Income Taxes (Benefit)

    Consolidated income taxes (benefit) for the nine months ended September 30, 2001 and 2000 are $(713,000) and $1,622,000 which result in effective tax rates of (43)% and 38.2%, respectively. The rate of tax (benefit) in relation to pre-tax loss in 2001 is high because of the effect of foreign tax rates on the statutory rate and tax benefits from certain foreign net operating losses which could not be utilized for income tax purposes.

5.  Legal Proceedings

    The Company is a defendant along with a number of other parties in approximately 253 lawsuits as of September 30, 2001 (approximately 100 as of December 31, 2000) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The lead insurance carrier has informed the Company that the primary policy for the period July 1,1972 thur July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Companys excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management is of the opinion that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Companys consolidated financial position or results of operations.

    The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Companys consolidated financial position, liquidity, or results of operations.

6.  Statements of Cash Flows

                                        Nine Months Ended
                                  September 30, September 30,
                                      2001         2000

    Interest received              $   42,804    $  45,355
    Interest paid                  $  784,855    $ 746,276
    Income taxes paid              $1,575,571    $ 748,836

7.  Accounts Receivable

    At September 30, 2001, the Company had $1,956,816 of trade accounts receivable due from the major U.S. automotive manufacturers and $5,387,660 of trade accounts receivable due from hearing health manufacturers. The Company also had $11,165,719 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.


8.  (Loss) Per Share

    The following table sets forth the computation of basic and diluted
    (loss) per share:


                                      For the Three Months
                                     Ended September 30, 2001
                             (Loss)         Shares        Per Share
                            Numerator     Denominator       Amount
    Basic and Dilutive
     (Loss) Per Share

   (Loss) available to
    common shareholders    $(1,376,417)   5,119,214          $(.27)





                                       For the Nine Months
                                     Ended September 30, 2001
                             (Loss)         Shares         Per Share
                            Numerator     Denominator         Amount
    Basic and Dilutive
     (Loss) Per Share

    (Loss) available to
     common shareholders  $  (943,143)     5,119,214         $ (.18)









9.  Business Segment Information

    The Company has three operating segments. The Company is engaged in providing engineered heat technology equipment and services to industries throughout the world, the manufacture of precision miniature medical and electronic products and the manufacture of original equipment for light trucks and vans. The results of operations and assets of these segments are prepared on the same basis as the condensed consolidated financial statements for the nine months ended September 30, 2001 and 2000 and the consolidated financial statements included in the 2000 Form 10-K.

    The Company's reportable segments reflect separately managed, strategic business units that provide different products and services, and for which financial information is separately prepared and monitored.

                                   Segments
                              Tire       Precision
  For the                    Holders,    Miniature
Nine Months                 Lifts and   Medical and  General
   Ended           Heat      Related    Electronics Corporate
Sept. 30, 2001   Technology  Products    Products    Expense       Total

Sales, net      $38,368,250 $11,130,959 $29,301,183             $78,800,392

Net income
  (loss)        $(1,045,601  $  373,744 $   384,733 $(656,019)     (943,143)

Depreciation
  and amoriza-
  tion           $  574,766  $  150,138 $ 2,503,731             $ 3,228,635

Property, plant
  and equipment
  additions      $  196,520  $   20,870 $ 1,246,825             $ 1,464,215

Total assets     $49,831,715 $6,363,440 $43,068,910             $99,264,065

 .
                                   Segments
                               Tire      Precision
   For The                   Holders,    Miniature
 Nine Months                 Lifts and  Medical and    General
    Ended           Heat     Related     Electronic   Corporate
Sept. 30, 2000   Technology  Products     Products     Expenses     Total

Sales, net      $47,715,544 $14,145,276 $29,052,379              $90,913,199

Net income
  (loss)        $   421,055 $ 1,228,077 $ 1,421,172 $(448,583)  $  2,621,721

Depreciation
  and amoriza-
  tion          $   619,329 $   153,819 $ 2,251,028             $  3,024,176

Property,
  plant
  and equipment
  additions     $   247,614 $   160,092 $ 2,674,650             $  3,082,356


Total assets    $48,500,179 $ 7,197,460 $40,121,864             $ 95,819,503





10. Derivative Financial Instruments

    The Company is exposed to market risks from changes in interest rates and fluctuations in foreign exchange rates. The Company has only limited involvement with derivative financial instruments and does not use them for trading purposes. They are used to manage well-defined interest rate and foreign currency risks.

    Interest rate swap agreements are used to reduce the potential impact of increases in interest rates on floating rate long-term debt. At September 30, 2001, the Company's French subsidiary was party to one interest rate swap agreement. The interest rate swap agreement is with a major European financial institution and has a total notional amount of $1 million at September 30, 2001. The notional amount will decrease consistent with the terms of the related long-term debt agreement. The swap agreement requires fixed interest payments based on an effective rate of 8.55% for the remaining term through May, 2006. The subsidiary continually monitors its position and the credit ratings of its counterparties and does not anticipate nonperformance by the counterparties.

    The fair value of the interest rate swap agreement was $.9 million at September 30, 2001. The fair value of this financial instrument represents the aggregate replacement cost based on financial institution quotes.

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

    During the nine months ended September 30, 2001, approximately $24,399 of gains related to the interest rate swap have been reclassified into interest expense as a yield adjustment of the hedged debt obligation. As of September 30, 2001, $38,441 has been included in Accumulated Other Comprehensive (Loss), net of taxes of $20,700, which represents the fair market value of the interest rate swap on the long term debt obligation.

    As of September 30, 2001, the Company has no outstanding foreign currency exchange contracts.


11. Revenue Recognition

    The following analysis provides a detail of revenue recognition methodology by segment for the nine months ended September 30, 2001.

                                                         Precision
                                     Tile Holders     Miniature Medical
                         Heat         Lifts and        and Electronic
                      Technology    Related Products     Products

      Percentage of
       Completion     $28,589,639     $        --        $        --

      Upon shipment     9,778,611      11,130,959         29,301,183

      License Fee              --              --                 --

     Total Revenue    $38,368,250     $11,130,959        $29,301,183


12. Notes Payable and Long-Term Debt

    The domestic loan and the revolving credit loan facilities are secured by the Company's domestic assets, and the Company's domestic subsidiaries' stock. The agreements contain restrictive covenants regarding the payment of cash dividends, maintenance of working capital, net worth, and shareholders' equity, along with the maintenance of certain financial ratios. The Company and its domestic subsidiaries are required to maintain consolidated tangible capital funds of approximately $26.6 million through September 30, 2001 consisting of shareholders equity, plus subordinated debt, less intangible assets increased annually by 60% of net income and 60% of the aggregate amount of contributions to capital.

    At September 30, 2001, the Company did not meet the tangible capital funds covenant of its existing loan agreement and revolving credit facilities. The Company has obtained a waiver from the bank. The Company is confident that a new or renewed revolving loan facility will be available on or before January 31, 2002 when the existing revolving credit facility expires.






PART I - FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Consolidated net sales decreased to $21.4 million and $78.8 million for the three and nine months ended September 30, 2001 compared to $28.4 million and $90.9 million for the same periods ended September 30, 2000. Net sales for the heat technology segment decreased to $9.5 million and $38.4 million for the three and nine months ended September 30, 2001 compared to $13.8 million and $47.7 million for the same periods in 2000. The decrease in sales is due to lower revenue recognized on large engineered contracts caused by a reduction in the booking of these types of orders and lower sales of smaller furnaces produced by its CFR and Ermat subsidiaries partially offset by higher sales of replacement parts and burners and the inclusion of Nippon Selas revenue for a full nine months in the current period. The remaining equity investment in Nippon Selas was acquired in June, 2000. Sales and earnings of engineered contracts are recognized on the percentage of completion method and generally require more than twelve months to complete. Consolidated backlog for the heat technology segment decreased to $31.8 million at September 30, 2001 compared to $32.9 million at the same time last year. Sales for the Company's precision miniature medical and electronic products segment decreased to $8 million for the three months ended September 30, 2001 compared to $10.5 million for the same period in 2000 and increased slightly to $29.3 million from $29.1 million for the nine month periods ended September 30, 2001 and 2000, respectively. The decrease in revenue for the current quarter is due mainly to lower sales of thermistor and capacitor parts to the electronics industry and lower shipments of hearing health parts. Sales were slightly higher for the nine months in 2001 compared to 2000 because of the inclusion in the current year of the sales of Lectret Precision, a Singapore manufacturer of microphone capsules acquired in January, 2001. Net sales of the tire holders, lifts and related products segment decreased to $3.8 million and $11.1 million for the three and nine month periods ended September 30, 2001 compared to $4.1 and $14.1 million for the same periods in 2000. The decline in revenue is due to lower sales of tire lift products to the Company's automotive customers, reflecting the conditions in that market and the loss of a contract at the beginning of the year to supply tire lifts for one of its customer's new models.

The Company's gross profit margin as a percentage-of-sales decreased to 12.2% and 17.2% for the three and nine month periods ended September 30, 2001 compared to 17.8% and 20.2% for the same periods in 2000. Gross profit margins for the heat technology segment decreased to (2.5%) and 10.8% for the three and nine months ended September 30, 2001 compared to 8.5% and 13.4% for the same periods in 2000. Heat technology gross profit margins on large engineered contracts vary markedly from contract to contract, depending on customer specification and other conditions related to the project. The gross profit margins for the first nine months of 2001 were impacted by revenue recognized on several large engineered contracts whose margins were not as profitable as those completed in 2000 and cost overruns on some of the smaller furnace orders at the Company's CFR subsidiary during the third quarter of 2001. Gross profit margins for the precision miniature medical and electronic products segment decreased to 25.9% and 26.6% for the three and nine months ended September 30, 2001 compared to 28.3% and 30% for the same periods in 2000. The lower margins in the current year are attributable to the mix of product sales between the periods as hearing health component parts, whose sales have been declining, have higher profit margins compared to some of the segment's other products, particularly hearing health system parts, whose sales have been increasing. Gross profit margins for the tire holders, lifts and related products segment declined to 19.7% and 14.6% for the three and nine months ended September 30, 2001 compared to 22% and 23% for the same periods in 2000. The lower margins in the current year are due to a loss of efficiencies in the tire lift productions process resulting from the weakness of sales to the automotive industry.

Selling, general and administrative expenses (SG&A) increased to $4.7 million and $14.4 million for the three and nine month periods ended September 30, 2001 compared to $4.1 million and $13.4 million for same periods in 2000.
The higher SG&A costs in the current year are due primarily to the acquisition in January 2001 of Lectret, a Singapore microphone capsule manufacturer, and the inclusion of Nippon Selas results for a full nine months. The remaining equity investment in Nippon Selas was acquired in June, 2000.

Interest expense for the three and nine months ended September 30, 2001 decreased to $264,000 and $859,000 compared to $271,000 and $873,000 for the same periods in 2000. The decrease is due to lower interest rates partially offset by higher average borrowings. Interest income for the three months ended September 30, 2001 remained constant at $15,000 compared to the same period in 2000 while income for the first nine months of 2001 decreased to $43,000 compared to $47,000 for the same period in 2000. The decrease for the year-to-date period is caused by lower funds available for investment.

Other income (expense) includes gains on foreign exchange of $86,000 and $123,000 for the three and nine months ended September 30, 2001 compared to gains on foreign exchange of $34,000 and losses of $53,000 for the same periods in 2000.

Consolidated income taxes (benefit) for the nine months ended September 30, 2001 and 2000 are $(713,000) and $1,622,000 which result in effective tax rates of (43)% and 38.2%, respectively. The rate of tax (benefit) in relation to pre-tax loss in 2001 is high because of the effect of foreign tax rates on the statutory rate and tax benefits from certain foreign net operating losses which could not be utilized for income tax purposes.

Consolidated net income (loss) for the three and nine month periods ended September 30, 2001 decreased to losses of ($1,376,000) and ($943,000) compared to income of $402,000 and $2,622,000 for the same periods in 2000. The reversal of income to a loss is due mainly to lower sales and gross profit margins on certain contracts and other products in some of the other segments and cost overruns on several furnace orders in the heat technology segment. Also impacting the results for 2001 were higher SG&A expenses resulting from the acquisitions of Lectret and Nippon Selas, partially offset by gains on foreign exchange in 2001.

Liquidity and Capital Resources

Consolidated net working capital decreased to $14.4 million at September 30, 2001 compared to $15.7 million at December 31, 2000. The decrease is primarily due to the net loss for the nine months and purchases of property and equipment, pay-down of long-term debt, payment of dividends and borrowings to fund acquisitions offset by net assets obtained through acquisitions. The major changes in components of working capital for the period were lower accounts receivable of $2.2 million, higher inventories of $3.8 million, higher deferred tax assets of $1.5 million, higher notes payable of $2.4 million and higher accrued liabilities of $2.1 million.
These changes relate mainly to the ongoing operations of the Company and to a lesser extent, the acquisition of Lectret in January, 2001. As part of the ongoing operations of the Company, management periodically performs a strategic analysis of all assets of the Company to ensure that an appropriate rate of return is achieved from the invested capital.

At September 30, 2001, the Company did not meet the tangible capital funds covenant of its existing loan agreement and revolving credit facilities. The Company has obtained a waiver from the bank. The Company is confident that a new or renewed revolving loan facility will be available on or before January 31, 2002 when the existing revolving loan facility expires. The Company is negotiating a customer advance payment guarantee arrangement for certain European subsidiary contracts.

During the first quarter of 1999, the Company implemented a program to repurchase up to 250,000 shares of its common stock, which at the time represented approximately 5% of its total shares outstanding. The shares have been purchased from time to time on the open market. As of September 30, 2001, the Company has repurchased a total of 152,190 shares of its common stock.

In July, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 141, "Business Combinations". Statement 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The Company will adopt the provisions of Statement 141 in the first quarter of 2002.

Also in July, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which replaces the requirement to amortize intangible assets with indefinite lives and goodwill with a requirement for a transitional impairment test. Statement 142 also requires an evaluation of intangible assets and their useful lives. After transition, the impairment tests will be performed annually in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". Intangible assets with definite useful lives are required to be amortized over their respective estimated useful lives and also reviewed for impairment in accordance with SFAS No. 121. The Company will adopt Statement 142 in the first quarter of 2002, as required.

As of the date of adoption, the Company expects to have unamortized goodwill in the amount of $15,611,000, which will be subject to the transition provisions of Statements 141 and 142. Amortization expense related to goodwill was approximately $578,000 and $733,000 for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively. Because of the extensive effort needed to comply with adopting Statements 141 and 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as a cumulative effect of a change in Accounting principle.

In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Adoption is required for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company is in the process of analyzing the implications of SFAS 143 and does not believe that the adoption of this statement will have a material impact on the net earnings of the Company.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS Statement 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," it retains many of the fundamental provisions of that Statement. SFAS Statement 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions," for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company is in the process of analyzing the implications of this statement and does not expect the guidance to have a material impact on the net earnings of the Company.

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

                                        SELAS CORPORATION OF AMERICA
                                                (Registrant)





Date:     November 14, 2001             _____________________________
                                           Francis A. Toczylowski
                                        Vice President and Treasurer