Form 10-K
period 2001-12-31
SELAS CORP OF AMERICA
filed 2002-04-15
CIK 88790

30
                           UNITED STATES
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549
                             FORM 10-K
(Mark One)
(X)          ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 2001
                                OR
(  )          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE
                  SECURITIES EXCHANGE ACT OF 1934

    For the transition period from ____________ TO ____________

                   Commission File Number 1-5005

                   SELAS CORPORATION OF AMERICA
      (Exact name of registrant as specified in its charter)

           Pennsylvania______________
23-1069060
  (State or other jurisdiction of              (IRS Employer
                                        Identification No.)
 Incorporation or organization)

         Dresher, Pennsylvania                     19025
(Address of principal executive office)          (Zip Code)

Registrant's telephone number, including area code   (215) 646-6600

Securities registered pursuant to Section 12(b) of the Act:
                                          Name of each exchange on
          Title of each class__________      which registered_____
Common Shares, $1 par value per share     American Stock Exchange

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

The aggregate market value, as of April 12, 2002, of the voting stock held by non-affiliates of the registrant was approximately $12,798,035 (Aggregate market value is estimated solely for the purposes of this report and shall not be construed as an admission for the purposes of determining affiliate status.)

At April 12, 2002, there were 5,119,214 of the Company's common shares outstanding (exclusive of treasury shares).

                DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 2001 annual report to shareholders are incorporated by reference into Part II of this report. Portions of the Company's proxy statement for the 2002 annual meeting of shareholders are incorporated by reference into Part III of this report. Except for the parts of such documents that have been specifically incorporated herein by reference, such documents shall not be deemed "filed" for the purposes of this report.



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

Under the Selas TM name, the Heat Technology segment designs and manufactures specialized industrial heat technology systems and equipment for steel, glass and other manufacturers worldwide.
The Company's Precision Miniature Medical and Electronic Products segment designs and manufactures microminiature components, systems and molded plastic parts primarily for the hearing instrument manufacturing industry and also for the electronics, telecommunications, computer and medical equipment industries. The Company's Tire Holders, Lifts and Related Products segment manufactures products, primarily based on cable winch designs, for use as original equipment by the pick-up truck and minivan segment of the automotive industry.

Financial data relating to industry segments, geographical summary of assets and operations, export sales and major customers are set forth in Note 5 of the Company's consolidated financial statements.

In the fourth quarter of 2001, the Company initiated its plan to dispose of the Companys primary large custom-engineered furnace business, Selas SAS (Paris), along with two other closely related subsidiaries, Selas Italiana, S.r.L. (Milan) and Selas U.K. (Derbyshire). These subsidiaries form the Companys large custom-engineered furnaces division whose products are used primarily in the steel and glass industries worldwide. The furnaces engineered by this division are custom-engineered to meet customer specific requirements. These subsidiaries generated approximately $15.6 million and $27.3 million of revenue and a loss from discontinued operations of $5.3 million and $69,000 in 2001 and 2000, respectively. The Company has accounted for the plan to dispose of the subsidiaries as a discontinued operation and, accordingly, has reclassified the historical financial data of these subsidiaries. See further information in note 2 to the consolidated financial statements.

                          HEAT TECHNOLOGY

The Company specializes in the controlled application of heat to achieve precise process and temperature control. The Company's principal heat technology equipment and systems are smaller standard-engineered systems, burners and combustion control equipment, (continuing operations) and large custom-engineered furnaces (discontinued operations).


CONTINUING OPERATIONS

STANDARD-ENGINEERED SYSTEMS, BURNERS AND COMBUSTION CONTROL
EQUIPMENT.

Standard Engineered Systems. The Company engineers and fabricates a variety of small heat treating furnaces and heat processing equipment. This standard equipment and small-furnace business is conducted principally by its wholly-owned subsidiaries in Europe, CFR (Paris), Ermat S.A. (Lyon) and CFR Portugal (Leiria). These companies typically engineer and design atmosphere-controlled batch and continuous furnaces that are used for heat treating both ferrous and non-ferrous metals and glassware. Its continuous heat treating systems include not only the hardening and tempering furnaces central to the systems, but also the ancillary loading, quenching and washing equipment.

The Company also manufactures non-atmosphere-controlled batch-type furnaces in a variety of designs. These batch furnaces are supplied to customers with a need for the precise, accurately controlled application of heat to their products.

The Companys standard systems also include automatic brazing and soldering systems used in the assembly of radiators, air conditioner coils and electrical appliances. The precise application of heat in these systems improves a customers product quality and uniformity while reducing production costs.
The Company also produces the fuel mixing and monitoring systems, burners and product handling equipment necessary for these systems.

The Company also produces custom designed barrel furnaces used primarily to heat treat long metal parts, and also products specialized glass lehrs for heating glass products. Other furnaces are designed to harden and etch glass and ceramic tableware.

Burners and Combustion Control Equipment. At its Dresher, Pennsylvania facility and through its subsidiaries in Europe, Selas Waermetechnik (Ratingen) and Japan, Nippon Selas (Tokyo), the Company designs, manufactures and sells an array of original equipment and replacement gas-fired industrial burners for many applications.

The Company is a producer of burners used in fluid processing furnaces serving the petrochemical industry. One type of fluid processing burner is capable of minimizing the emission of oxides of nitrogen as combustion products. As many jurisdictions reduce the permissible level of emissions of these compounds, the Company believes that the demand for low Nox burners will increase. The Company also produces burners suitable for creating a high temperature furnace environment desirable in steel and glass heat treating furnaces. The Companys burners accommodate a wide variety of fuel types, environmental constraints and customer production requirements.

The Company furnishes many industries with gas combustion control equipment sold both as component parts and as systems that have been engineered to meet a particular customers needs. This equipment is provided with the Companys original custom-engineered and standard heat treating equipment, as replacement or additional components for existing furnaces being refurbished or upgraded, and as original components for heat treating equipment manufactured by others. The components of the combustion control systems include mixing valves capable of mixing gas and air and controlling the air/gas ratio, pressure and total flow of the mixed gases. The Company also produces its Qual-O-RimeterTM automated monitoring and control device used in conjunction with its mixing valves to maintain precise, uniform heat release and flame shape, despite fluctuations in fuel mix and quality, air temperature and humidity.

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

Operations. At its CFR and Ermat businesses in France and Portugal, the Company employs approximately 103 people of whom 14 are administrative personnel, 27 are fabrication and 62 are sales, engineering and operations personnel. Its Selas Waermetechnik subsidiary in Germany employs 6 people of whom 1 is administrative personnel and 5 are sales and engineering. At its Dresher facility, the Company employs approximately 52 persons, of whom 13 are executive and administrative personnel, 12 are sales and engineering personnel and 27 are personnel engaged in manufacturing. The hourly personnel are represented by a union, and the current union contract expires May, 2004. The Company considers its relations with its employees to be satisfactory.

In April, 2001, the Company sold a minority interest of Nippon
Selas to three directors of Nippon Selas. Its Tokyo facility employs 13 people; 4 administrative and 9 sales and engineering.

The principal components used in the Company's heat processing equipment and other products are steel, special castings (including high-alloy materials), electrical and electronic controls and materials handling equipment. These items are available from a wide range of independent suppliers.

Research and Development. The Company conducts research and development activities at its Dresher facility to support its heat processing services and products. The Company's research efforts are designed to develop new products and technology as well as to improve existing products and technology. The Company also conducts research on behalf of particular customers in connection with customers' unusual process needs. Research and development expenditures for heat processing aggregated $33,000, $31,000 and $38,000 in 2001, 2000 and 1999, respectively.

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

DISCONTINUED OPERATIONS

LARGE CUSTOM-ENGINEERED FURNACES

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

Marketing and Competition. The Company markets its custom-engineered furnaces on a global basis. Marketing personnel are located at the Company's offices in Paris, Derbyshire and Milan. Over the years, the Company has installed custom-engineered systems in Europe, North America, South America, Asia, Australia and Africa. In a particular period, a single contract may account for a large percentage of sales, but the Company is not dependent on any custom-engineered systems customer on an ongoing basis.

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

Furnaces for continuous galvanizing and annealing lines generally utilize either direct fired or radiant tube technology. The Company is the market leader for furnaces based on direct fired technology, and also sells furnaces of the radiant tube design utilized primarily by its competitors. Some of the Company's competitors are larger and have greater financial resources. In recent years, the Company has faced increased competition from competitors supplying smaller, less sophisticated steel lines. These competitors do not generally offer custom engineering on a par with the Company, but have been willing to offer a more standardized and less sophisticated furnace for a lower price.

Operations. The Company's large custom-engineered furnace business is conducted principally by its wholly-owned subsidiaries, Selas (SAS) (Paris), Selas Italiana, S.r.L.
(Milan) and Selas U.K. (Derbyshire). These subsidiaries currently employ approximately 68 persons, of whom 11 are administrative personnel, and 57 are sales, engineering and operations personnel.

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

The Company's large custom-engineered furnace business is historically cyclical in nature.

        PRECISION MINIATURE MEDICAL AND ELECTRONIC PRODUCTS

Resistance Technology, Inc. ("RTI"), a wholly-owned subsidiary, manufactures microminiature components, systems and molded plastic parts for hearing instrument manufacturers and the medical equipment, electronics, telecommunications and computer industries. RTI Electronics, Inc. ("RTIE"), formed in 1997, has expanded RTI's microminiature components business through the manufacture of electrical resistors known as thermistors and film capacitors.

Products and Industries Serviced. RTI is a leading manufacturer and supplier of microminiature electromechanical components to hearing instrument manufacturers. These components consist of volume controls, trimmer potentiometers and switches. RTI also manufactures hybrid amplifiers and integrated circuit components ("hybrid amplifiers"), along with faceplates for in-the-ear and in-the-canal hearing instruments. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer's individualized specifications. Sales to hearing instrument manufacturers represented approximately 73% of 2001 annual net sales for the Company's precision miniature medical and electronic products business.

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

The potential range of applications for RTI's molded plastic parts is broad. RTI has produced intravenous flow restrictors for a medical instruments manufacturer and cellular telephone battery sockets for a telecommunications equipment manufacturer. Sales by RTI to industries other than the hearing instrument industry represented approximately 9% of 2001 annual net sales for the Company's precision miniature medical and electronic products business.

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

In October, 1998, the Company acquired a product manufacturing line from Lectret which was newly formed as RTI Technologies PTE LTD. In January, 2001, the Company acquired the stock of
Lectret, a Singapore manufacturer of microphone capsules.   The
acquisitions expand RTI's product capability in the hearing health market by adding a microphone product line.

Certain information regarding the acquisition of RTI Technologies
PTE LTD business is set forth in note 3 to the Company's
Consolidated Financial Statements.

Marketing and Competition. RTI sells its hearing instrument components directly to domestic hearing instrument manufacturers through an internal sales force. Sales of microphone products and of molded plastic parts to industries other than hearing instrument manufacturers are made through a combination of independent sales representatives and internal sales force. In recent years, three companies have accounted for a substantial portion of the U.S. hearing instrument sales. In 2001, these three customers accounted for approximately 26% of RTI's net sales.

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

RTI markets its microphone products to the radio communication and professional audio industries and has several competitors who are larger and have greater financial resources. RTI holds a small market share in the global market for microphone capsules and other related products.

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

Operations. RTI currently employs 225 people, of whom 52 are executive and administrative personnel and 173 are sales, engineering and operations personnel at RTI's two facilities near
Minneapolis, Minnesota. A small number of sales personnel employed by RT, GmbH are located in Munich, Germany and RTI
Technologies employs 100 people at its Singapore location.

At its facilities in Anaheim, California, RTIE employs 88 full-time employees, of which 5 are administrative and 83 are sales and operations personnel.

As a supplier of parts for consumer and medical products, RTI is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

Research and Development. RTI and RTIE conduct research and development activities primarily to improve its existing products and technology. Their research and development expenditures were $1,237,000, $899,000 and $964,000 in 2001, 2000 and 1999,
respectively.

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

Products and Industries Served. Deuer is a leading supplier of spare tire holders used on light trucks and mini-vans manufactured by the major domestic automotive manufacturers. Deuer's spare tire holder holds the spare tire to the underbody of the vehicle by means of a steel cable running to the underside of the vehicle's frame. One end of the steel cable is attached to a hub placed through the center of the spare tire's rim, and the other end is attached to a hand-operated winch mounted at an accessible location on the vehicle. The spare tire holding system permits the spare tire to be stored in a remote location and to be easily removed without the need to crawl under the vehicle. During 2001, sales of spare tire holders accounted for approximately 93% of Deuers net sales.

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

Operations. At its Dayton facility, Deuer employs 15 executive and administrative personnel and approximately 140 manufacturing employees. Some of the manufacturing employees are represented by a union, and the current union contract expires in October, 2002. Deuer considers its relations with its employees to be satisfactory.

Deuer's principal raw material is coil rolled steel and metal cable which is widely available. Deuer also conducts research and development activities which consist of the development of new products and technology and the modification of existing products. Deuer's research and development expenditures aggregated $252,000, $252,000 and $258,000 in 2001, 2000 and
1999, respectively.

As a consumer products manufacturer, Deuer is subject to claims for personal injuries allegedly caused by its products. The
Company maintains what it believes to be adequate insurance coverage.

ITEM 2.  Properties

Continuing Operations

The Company owns the manufacturing facility in Dresher, Pennsylvania in which its standard-engineered systems, burners and combustion control equipment are produced. The Company's headquarters are located on the same 17 acre site. The 136,000 square foot Dresher facility has more space than is currently needed for the Company's operations and headquarters, and the Company is seeking to lease all or a portion of the excess office and manufacturing space to a suitable tenant. This property is subject to a mortgage. See note 9 of the Company's consolidated financial statements.

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

In addition, RTI owns, subject to a mortgage from a third party lender, a 34,000 sq. ft. building in Vadnais Heights, Minnesota at which RTI produces plastic component parts. (See notes 9, 18 and 19 of the Company's consolidated financial statements.)

RTIE leases a building in Anaheim, California, which contains its manufacturing facilities and offices and consists of a total of 50,000 square feet. The lease expires September, 2008.

Deuer owns its 92,000 square foot manufacturing facility located on 6.5 acres in Dayton, Ohio, where it produces its spare tire holders and hoist-pullers. The facility is furnished with a variety of steel fabrication equipment, including punch presses, drill presses, screw machines, grinders, borers, lathes and welders. This property is subject to a mortgage. See note 9 of the Company's consolidated financial statements.

Selas Waermetechnik GmbH, the Companys German subsidiary, leases facilities in Ratingen, Germany which are used for sales, administrative and engineering activities and assembly of small furnaces and furnace components, with the lease expiring October, 2008. Resistance Technology, GmbH, leases office space in Munich, Germany which are used for sales, administrative and engineering activities and assembly of small furnaces and furnace components, with the lease expiring October, 2008. Resistance Technology, GmbH, leases office space in Munich, Germany for its sales personnel with the lease expiring in July, 2007.

CFR leases facilities in Paris and Maisse, both in France. The facilities in Paris house engineering, sales and administrative operations and has 10,000 square feet. The Maisse facility is 40,000 square feet and houses CFR's fabrication and assembly operations. The Paris lease expires January, 2003 and the Maisse lease expires February, 2004, each with three-year optional renewal terms. Ermat leases a building in Lyon, France with sales and administrative facilities which expires June, 2007.
CFR Portugal leases a building in Leiria, Portugal which houses its fabrication facilities and administrative offices. The lease expires in 2003.


RTI Technologies PTE LTD leases a building in Singapore which houses its production facilities and administrative offices. The building contains 6,000 square feet and its lease expires June, 2004, with a three-year renewal option. Nippon Selas leases office space in Tokyo, Japan for its sales and administrative facilities. The lease expires in June, 2002 and the Company expects to be able to renew the lease.

Discontinued Operations

Selas (SAS) owns the land and building which houses its engineering, sales and administrative operations in Gennevilliers, France (outside of Paris). The land under the building is owned by Selas (SAS) and the property outside of the building is jointly owned by the building owners in the office complex. The building has 22,000 square feet. This property is subject to a mortgage. See note 9 of the Company's consolidated financial statements.

Selas Italiana S.r.L., the Company's Italian subsidiary and Selas UK, the Company's United Kingdom subsidiary, lease facilities in Milan, Italy and Derbyshire, UK, respectively. The Milan and Derbyshire facilities are comprised of engineering, sales and administrative offices with the leases expiring in February, 2007 and a month to month basis, respectively.





ITEM 3.  Legal Proceedings

 The Company is a defendant along with a number of other parties in approximately 253 lawsuits as of December 31, 2001 (approximately 100 as of December 31, 2000) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The lead insurance carrier has informed the Company
 that the primary policy for the period July 1, 1972   July 1,
 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Companys excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management is of the opinion that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Companys consolidated financial position or results of operations.

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

ITEM 4.  Submission of Matters to a Vote of Security Holders

None




ITEM 4A.  Executive Officers of the Company

The names, ages and offices (as of February 25, 2002) of the Company's officers were as follows:

        Name            Age               Office

Mark S. Gorder          55       President and Chief Executive
Officer
                                 and President of Resistance
Technology,
                                 Inc.; Director of the Company

Christian Bailliart     53       Vice President and
Chairman-Director
                                 Generale of Selas (SAS)

James C. Deuer          73       Vice President and President of
Deuer
                                 Manufacturing, Inc.

Francis A. Toczylowski  51       Vice President, Treasurer and
Secretary

Mr. Gorder joined the Company October 20, 1993 when Resistance Technology, Inc. (RTI) was acquired. Prior to the acquisition, Mr. Gorder was President and one of the founders of RTI, which began operations in 1977. Mr. Gorder was promoted to Vice President of the Company and elected to the Board of Directors in 1996. In 2000 he was elected President and Chief Operating Officer and in April, 2001, Mr. Gorder assumed the role of Chief Executive Officer. Mr. Bailliart joined Selas (SAS) in 1974 and in 1989 he was promoted to Chairman-Director Generale of Selas
(SAS) from Vice President, Treasurer. On January 1, 1993, he was elected Vice President of the Company. Mr. Deuer joined the Company as President of Deuer Manufacturing when it was acquired in May, 1986 and was promoted to Vice President of the Company and President of Deuer Manufacturing in December, 1990. From 1965 to 1986 he was President of Deuer Manufacturing. Mr. Toczylowski joined the Company in 1981 and has held several positions in the accounting and finance area, most recently as Corporate Controller. In December, 1998, he was elected Vice President and Treasurer and in November, 2001 was elected Secretary of the Company.





                              PART II

ITEM 5.  Market for Registrant's Common Equity and Related
Stockholder Matters

The Company's common shares are listed on the American Stock
Exchange. The high and low sale prices during each quarterly period during the past two years were as follows:

Market and Dividend Information

                       2001                     2000
                  ----------------        -----------------
                      Market                   Market
                    Price Range             Price Range
                  ----------------        -----------------

Quarter            High     Low            High     Low
  First  . . . .  $4.000   $3.100         $6.750   $4.875
  Second . . . .   4.750    3.300          7.625    5.250
  Third  . . . .   4.500    2.850          7.500    4.625
  Fourth . . . .   3.600    2.000          5.937    2.750

At February 7, 2002 the Company had 413 shareholders of record.

                         2001        2000        1999
Dividends per share:
  First Quarter . . .   $.045       $.045       $.045
  Second Quarter. . .    .045        .045        .045
  Third Quarter . . .    .045        .045        .045
  Fourth Quarter. . .    .000        .045        .045

The payment of any future dividends is subject to the discretion of the Board of Directors and is dependent on a number of factors, including the Companys capital requirements, financial condition, financial covenants and cash availability.

ITEM 6.  Selected Financial Data

Certain selected financial data is incorporated by reference to "Selas Corporation of America Five-Year Summary of Operations", page 4, and "Other Financial Highlights", page 5, of the Company's 2001 annual report to shareholders.

ITEM 7.  Management's Discussion and Analysis of Financial
Condition and
         Results of Operations

Management's Discussion and analysis is incorporated by reference to page 6 through 12 of the Company's 2001 annual report to shareholders.

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

The Company's standard engineered systems business, which has contributed substantially to the Company's consolidated results, is affected by, among other things, the capital expenditures of steel, aluminum and glass manufacturers and processors, industries that are cyclical in nature. It is difficult to predict demand for the Company's standard engineered system products, and the financial results of the Company's standard engineered system business have fluctuated, and may continue to fluctuate, materially from year to year.

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

The Company's precision miniature medical and electronics business has benefited from its ability to automate and keep costs and prices low. There can be no assurance that the Company will be able to continue to achieve such automation and its historical profit margins particularly as the technology of hearing instruments changes and as the business expands into other product lines. The precision miniature medical and electronics business has also been affected by unfavorable conditions in the hearing health market and the impact of the Asian economic situation. The Company is unable to predict with any certainty when these conditions will improve.

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

Short-term exposures to changing foreign currency exchange rates are occasionally managed by financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of six months or less) to offset the earnings and cash flow impact of the nonfunctional currency denominated receivables and payables relating to select custom engineered heat technology segment contracts. The decision by management to hedge any such transaction is made on a case-by-case basis. Foreign exchange forward contracts are denominated in the same currency as the receivable or payable being covered, and the term and amount of the forward foreign exchange contract substantially mirrors the term and amount of the underlying receivable or payable. The receivables and payables being covered arise from trade and intercompany transactions of and among the Company's foreign subsidiaries. At December 31, 2001 the Company did not have any forward foreign exchange contracts outstanding.

To manage exposure to interest rate movements and to reduce its borrowing costs, the Company's French subsidiary, Selas (SAS), has entered into an interest rate swap agreement. Selas (SAS) is exposed to changes in interest rates primarily due to its borrowing activities which are related to long-term debt used to finance its office building. The swap agreement requires fixed interest payments based on an effective rate of 8.55% for the remaining term through May, 2006. A 100 (10% adverse change) basis point move in interest rates would affect the Company's floating and fixed rate instruments, including short and long-term debt and derivative instruments, by approximately $17,000 at December 31, 2001.

Swap and forward foreign exchange contracts are entered into for periods consistent with related underlying exposures. The
Company does not enter into contracts for speculative purposes and does not use leveraged instruments.

The Company's consolidated balance sheets as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows and shareholders' equity for each of the years in the three-year period ended December 31, 2001, and the report of independent auditors thereon and the quarterly results of operations (unaudited) for the two-year period ended December 31, 2001 are incorporated by reference to pages 13 to 42 of the Company's 2001 annual report to shareholders.


ITEM 9.  Changes in and Disagreements With Accountants on
Accounting and
         Financial Disclosure

None

                             PART III

The information called for by Items 10, 11, 12 and 13 (except the information concerning executive officers included in Item 4A) is incorporated by reference to the Company's definitive proxy statement relating to its 2002 Annual Meeting of shareholders, which the Company will file in April, 2002. However, the portions of such proxy statement constituting the reports of the Audit Committee and Compensation Committees of the Board of Directors and the graph showing performance of the Company's common shares and certain share indices shall not be deemed to be incorporated herein or filed for purposes of the Securities Exchange Act of 1934.




                              PART IV

ITEM 14.  Exhibits, Financial Statement Schedules and Reports on
Form 8-K

(a)  The following documents are filed as a part of this report:

1. Financial Statements - The Company's consolidated financial statements, as described below, are incorporated by reference to pages 13 through 42 of the Company's 2001 annual report to shareholders.

   Consolidated Balance Sheets at December 31, 2001 and 2000.

   Consolidated Statements of Operations for the years ended
   December 31, 2001, 2000 and 1999.

   Consolidated Statements of Cash Flows for the years ended
   December 31, 2001, 2000 and 1999.

   Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999.

   Notes to Consolidated Financial Statements.

   Report of Independent Auditors.

2.    Financial Statement Schedules
                                                         Page
   Report of Independent Auditors on
     Financial Statement Schedules                        19

   Schedule I - Condensed Financial Information of
     Registrant (Parent only)                             20-23

   Schedule II - Valuation and Qualifying Accounts        24-25

   All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

3.  Exhibits

3A. The Company's Articles of Incorporation as amended
    May 18, 1984 and April 25, 1991.  Exhibit 3A to the
    Company's report on Form 10-K for the year ended
    December 31, 1984 and Exhibit 3A1 to the Company's report on Form 10-K for the year ended December 31, 1991 are incorporated by reference.

3B. The Company's By-Laws as amended.  Exhibit 3B to the
    Companys report on Form 10-K for the year ended December
    31, 2000 is incorporated by reference.

4A. Amended and Restated Credit Agreement dated July 31, 1998 among the Company, Deuer Manufacturing, Inc., Resistance Technology, Inc., RTI Export, Inc. and RTI Electronics, Inc. Exhibit 4A to the Company's report on Form 10-Q for the nine months ended September 30, 1998 is incorporated by reference.



4B. Amendment to Amended and Restated Credit Agreement dated June 30, 1999 among the Company, Deuer
    Manufacturing, Inc., Resistance Technology, Inc.,
    RTI Export, Inc. and RTI Electronics, Inc.  The
    Exhibit to the Company's report on Form 10-Q for the six months ended June 30, 1999 is incorporated by reference.

4C. Amended and Restated Revolving Credit Note, dated
    July 31, 1998, of the Company in favor of First
    Union National Bank. Exhibit 4B to the Company's report on Form 10-Q for the nine months ended
    September 30, 1999 is incorporated by reference.

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

4F. Third Amendment to Amended and Restated Credit
    Agreement, dated as of January 19, 2001.  Exhibit
    4F to the Companys report on Form 10-K for the year ended December 31, 2001 is incorporated by reference.

4G. Waiver and Amendment Agreement dated November 20,
    2001 among the Company, certain of its
    subsidiaries, and First Union National Bank.

4H. Firsts Amendment to Waiver and Amendment Agreement dated February 28, 2002 among the Company, certain of its subsidiaries, and First Union National Bank.

4I. Second Amendment to Waiver and Amendment Agreement dated March 20, 2001 among the Company, certain of its subsidiaries, and First Union National Bank.

4J.

10A.                                           Form of
    termination agreement between the Company and Messrs. Deuer and Toczylowski. Exhibit 10A to the
    Company's report on Form 10-K for the year ended
    December 31, 1996 is  incorporated by reference.

10B.                                           1985
    Stock Option Plan, as amended.  Exhibit 10C to the
    Company's Registration Statement on Form S-2 filed on June 15, 1990 (No. 33-35443) is incorporated by reference.

10C.                                           Form of
    Stock Option Agreements granted under the 1985
    Stock Option Plan.  Exhibit 10D to the Company's
    Registration Statement on Form S-2 filed on June
    15, 1990 (No. 33-35443) is incorporated by reference.

10D.                                           Form of
    Amendments to Stock Option Agreements granted under the 1985 Stock Option Plan. Exhibit 10D to the
    Company's Registration Statement on Form S-2 filed on June 15, 1990 (No. 33-35443) is incorporated by reference.

10E.                                           Amended
    and Restated 1994 Stock Option Plan. Exhibit 10E to the Company's report on Form 10-K for the year ended December 31, 1997 is incorporated by reference.

10F.Form of Stock Option Agreements granted under the Amended and Restated 1994 Stock Option Plan.
    Exhibit 10F to the Company's report on Form 10-K for the year ended December 31, 1995 is incorporated by reference.

10G.                                           2001
    Stock Option Plan. Exhibit 10G to the Companys report on Form 10-K for the year ended December 31, 2001 is incorporated by reference.

10H.
    Supplemental Retirement Plan (amended and restated effective January 1, 1995). Exhibit 10H. to the
    Company's report on Form 10-K for the year ended
    December 31, 1995 is  incorporated by reference.

10I.
    Employment Agreement dated June 19, 2001 among the
    Company, Resistance Technology, Inc. and Mark S.
    Gorder. Exhibit 102 to the Company's report on Form 10-Q for the period ended June 30, 2001 is incorporated by reference.

10J.                                           Amended
    and Restated Agreement on Termination Following
    Change of Control or Asset Sale, dated June 19,
    2001, between the Company and Mark S. Gorder.
    Exhibit 10.1 to the Companys report on Form 10-Q for the period ended June 30, 2001 is incorporated by reference.

10K.                                           Amended
    and Restated Office/Warehouse Lease, between
    Resistance Technology, Inc. and Arden Partners I.
    L.L.P. (of which Mark S. Gorder is one of the principal owners) dated November 1, 1996. Exhibit
    10J to the Company's report on Form 10-K for the year ended December 31, 1996 is incorporated by reference.

10L.                                           Amended
    and Restated Non-Employee Directors' Stock Option
    Plan.

10M.
    Retirement Agreement, Consulting Agreement and
    General Release, dated August 30, 2000, between the
    Company and Stephen F. Ryan.  Exhibit 10 to the
    Company's report on Form 10-Q for the period ended
    September 30, 2000 is incorporated by reference.

10N.
    Separation Agreement dated November 30, 2001 between the Company and Robert W. Ross.

13. "Selas Corporation of America Five-Year Summary of
    Operations" contained on Page 4 of the Company's
    2001 annual report to shareholders; "Other
    Financial Highlights" contained on page 5 of the Company's 2001 annual report to shareholders;
    "Management's Discussion and Analysis of Financial
    Condition and Results of Operations" contained on pages 6-12 of the Company's 2001 annual report to shareholders; and the Company's consolidated financial statements, including the "Notes to Consolidated Financial Statements" and the "Report of Independent Auditors contained on pages 13-44 of the Company's 2001 annual report to shareholders.

21. List of significant subsidiaries of the Company.

23. Consent of Independent Auditors

24. Powers of Attorney.

(b) Reports on Form 8-K - There were no reports on Form
    8-K filed during the three months ended December
    31, 2001.








  Report of Independent Auditors on Financial Statement
                          Schedules




The Board of Directors and Shareholders
Selas Corporation of America:




          Under date of April 15, 2002, we reported  on
 the consolidated  balance sheets of Selas Corporation of
 America and  subsidiaries  as of  December  31, 2001 and
 2000  and  the  related   consolidated   statements   of
 operations,  shareholders'  equity,  and cash  flows for
 each  of  the  years  in  the  three-year  period  ended
 December  31,  2001,  as  contained  in the 2001  annual
 report to  shareholders.  These  consolidated  financial
 statements  and our report thereon are  incorporated  by
 reference  in the  annual  report  on Form  10-K for the
 year  2001.  In  connection   with  our  audits  of  the
 aforementioned  consolidated  financial  statements,  we
 also audited the related financial  statement  schedules
 as listed in the  accompanying  index  (Item 14).  These
 financial   schedules  are  the  responsibility  of  the
 Company's management. Our responsibility is to express an opinion on these financial statement schedules based on our audits.

 In our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

 As  discussed  in note 1 to the  consolidated  financial
 statements,   the   Company   changed   its   method  of
 accounting  for  derivative   instruments   and  hedging
 activities in 2001.




 /s/KPMG LLP
 Philadelphia, Pennsylvania
 April 15, 2002





                                                 SCHEDULE I


       SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

           Condensed Financial Information of Registrant
                          Balance Sheets
                    December 31, 2001 and 2000



ASSETS                                             2001        2000
Current assets:

  Cash                                       $   153,122  $   572,232

  Accounts receivable (including $3,503,415
  and $3,139,822 due from subsidiaries in
  2001 and 2000, respectively, eliminated in
  consolidation), less allowance for
  doubtful accounts of $10,000 in Both years   4,837,871    7,063,803

  Inventories, at cost                         3,049,454    2,785,884

  Prepaid expenses and other current assets      923,939      871,692

          Total current assets                 8,964,386   11,293,611

Investment in wholly-owned subsidiaries       59,088,668   59,483,530

Net assets of discontinued operations          6,636,127    1,676,929

Property and equipment, at cost                5,841,962    5,939,988

Less:  accumulated depreciation               (4,992,755)  (4,983,785)

                                                 849,207      956,203

Other assets                                   2,011,648    2,344,813

          Total Assets                       $77,550,036  $75,755,086






                                                          SCHEDULE I


       SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

           Condensed Financial Information of Registrant
                          Balance Sheets
                    December 31, 2001 and 2000


LIABILITIES AND SHAREHOLDERS' EQUITY              2001        2000

Current liabilities:

  Notes payable and current maturities of
   long-term debt                            $ 9,150,520  $ 6,082,000

  Accounts payable (including $19,820,408
and
    $15,897,018 due to subsidiaries in 2001
    and 2000, respectively, eliminated in
    consolidation)                            21,047,165   17,981,384

  Accrued expenses                             3,778,175    3,821,744

          Total current liabilities           33,975,860   27,885,128

Long-term debt                                 1,389,812      116,667

Other postretirement benefit obligations       3,411,042    3,482,508

Deferred income taxes                            168,705      172,338

Contingencies and commitments

Shareholders' equity
  Common stock                                 5,634,968    5,634,968
  Retained earnings and other equity          34,234,727   39,728,555
  Less:   515,754 common shares
          held in treasury at cost            (1,265,078)  (1,265,078)

          Total shareholders' equity          38,604,617   44,098,445

          Total Liabilities and              $77,550,036  $75,755,086
          Shareholder's Equity





 See accompanying notes to the consolidated financial statements.



                                                      SCHEDULE I




       SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

           Condensed Financial Information of Registrant
                     Statements of Operations
           Years Ended December 31, 2001, 2000 and 1999



                                            2001        2000        1999

Sales, net                              $13,830,478 $11,654,081 $ 7,640,167

Add back:  license fees and corporate
  charges paid by subsidiaries,
eliminated
  in consolidation                           80,000     400,000     400,000

                                         13,910,478  12,054,081   8,040,167

Costs and expenses:

  Cost of goods sold                      9,691,279   8,805,571   4,805,422
  Selling, general and administrative     3,710,504   3,390,804   4,413,178
   Expenses
  Rent and depreciation                     330,592     290,134     372,942

                                         13,732,375  12,486,509   9,591,542

Income (loss) before income taxes
  (benefits)and equity in net income
  of subsidiaries                           178,103    (432,428) (1,551,375)


Provision for income taxes (benefits)       109,930    (152,964)   (486,598)

Income (loss) before equity in net
income
  of subsidiaries                            68,173    (279,464) (1,064,777)

Equity in net income of subsidiaries        589,442   3,283,999   2,803,219

Income from continuing operations           657,615   3,004,535   1,738,442

(Loss) from discontinued operations      (5,274,930)    (68,749)     (9,282)

          Net income                    $(4,617,315)$ 2,935,786  $1,729,160







 See accompanying notes to the consolidated financial statements.



                                                       SCHEDULE I


       SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

         CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                     Statements of Cash Flows
           Years Ended December 31, 2001, 2000 and 1999


                                             2001        2000        1999
========================================
Operating Activities

Net income (loss)                       $(4,617,315) $ 2,935,786 $ 1,729,160
Adjustments to reconcile net income to
net
  cash provided by operating
activities:

  Depreciation and amortization             153,103      183,717     228,979
  Other adjustments                       1,588,168   (3,068,063) (1,500,233)
  Net changes in operating assets and
    Liabilities                           3,989,174    2,385,559   3,479,413

Net cash provided by operating
  activities                              1,113,130    2,436,999   3,937,319

Net cash provided (used) by
discontinued Operations                   3,071,679     (158,226)   (400,150)

Investing Activities

Dividend from unconconsolidated                                       14,476
affiliate
Purchase of property, plant and Equip.      (40,040)     (98,336)    (70,377)
Additional investment in subsidiary
company                                               (1,024,304) (1,067,140)

Net cash (used) by investing activities     (40,040)  (1,122,640) (1,123,041)

Financing Activities

Repayments of short term borrowings      (3,055,863)
Proceeds from exercise of stock options                               83,540
Proceeds from short-term borrowings                    1,389,000   1,901,446
Payment of dividends                       (691,349)    (922,052)   (934,302)
Repayments of long-term debt               (816,667)  (1,126,933) (2,576,424)
Purchase of treasury stock                               (62,308)   (820,833)

Net cash (used) by financing
  activities                             (4,563,879)    (722,293) (2,346,573)

Increase (decrease) in cash and cash
  Equivalents                              (419,110)     433,840      67,555
Cash and cash equivalents, beginning of
  Year                                      572,232      138,392      70,837

Cash and equivalents, end of year       $   153,122  $   572,232 $   138,392




 See accompanying notes to the consolidated financial statements.


                                                        SCHEDULE I

             SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                 Condensed Financial Information of Registrant
                    Notes to Condensed Financial Statements

                           December 31, 2001 and 2000

1. The condensed financial statements include the accounts of Selas Corporation of America (the parent company). The Companys domestic and European financing agreements contain certain restrictive covenants regarding the payments of cash dividends, maintenance of working capital, net worth and shareholders equity, along with the maintenance of certain financial ratios. The amount of restricted net assets of consolidated subsidiaries is $21,019,000 which exceeds 25% of the consolidated net assets of the Company. See Note 9 to the Consolidated Financial Statements in Item 13 of Part IV.


SCHEDULE II


       SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                 Valuation and Qualifying Accounts
                 December 31, 2001, 2000 and 1999


              Column A                  Column B        Column C
                                                        Additions

                                       Balance at  Charged to
                                       Beginning    Costs and
            Classification              Of Period    Expenses       Other

Year ended December 31, 2001:
  Reserve deducted in the balance
sheet
  from the asset to which it applies:
    Allowance for doubtful accounts   $   453,419 $   251,108  $  (18,976)(a)

    Deferred tax asset valuation
      Allowance                       $ 1,085,716 $  (237,185)

  Reserve not shown elsewhere:
    Reserve for estimated future
costs
      of service and guarantees       $   506,102 $   558,963  $  (16,207)(a)


Year ended December 31, 2000:
  Reserve deducted in the balance
sheet
    from the asset to which it
applies:
     Allowance for doubtful accounts  $   422,375 $   135,097  $  (20,144)(a)

     Deferred tax asset valuation
       Allowance                      $ 1,101,378 $   (15,662)

Reserve not shown elsewhere:
  Reserve for estimated future costs
    of service and guarantees         $   534,646 $   109,977  $  (19,272)(a)

Year ended December 31, 1999:
  Reserve deducted in the balance
sheet
    from the asset to which they
apply:
     Allowance for doubtful accounts  $   497,884 $   800,812  $  (55,053)(a)

     Deferred tax asset valuation
      Allowance                       $ 1,277,902 $  (176,524)

Reserve not shown elsewhere:
  Reserve for estimated future costs
    of service and guarantees         $ 1,866,732 $(1,111,093) $  (37,537)(a)



a) Represents difference between translation rates of foreign currency at beginning and end of year and average rate during year.






SCHEDULE II


       SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                 Valuation and Qualifying Accounts
                 December 31, 2001, 2000 and 1999


                 Column A                       Column D       Column E

                                                               Balance at
                                                                 End of
                                                                 Period
               Classification                   Deductions
Year ended December 31, 2001:
  Reserve deducted in the balance sheet from
    the asset to which it applies:
      Allowance for doubtful accounts        $   229,974(b)   $   455,577

      Deferred tax asset valuation allowance                  $   848,531

Reserve not shown elsewhere:
  Reserve for estimated future costs of
    service and guarantees                   $   169,906(c)   $   878,952


Year ended December 31, 2000:
  Reserve deducted in the balance sheet from
    the asset to which it applies:
      Allowance for doubtful accounts        $    83,909(b)   $   453,419


      Deferred tax asset valuation allowance                  $ 1,085,716

Reserve not shown elsewhere:
  Reserve for estimated future costs of
    service and guarantees                   $   119,249(c)   $   506,102


Year ended December 31, 1999:
  Reserve deducted in the balance sheet from
    the asset to which it applies:
      Allowance for doubtful accounts        $   821,268(b)   $   422,375


      Deferred tax asset valuation allowance                  $ 1,101,378

Reserve not shown elsewhere:
  Reserve for estimated future costs of
    service and guarantees                   $   183,456(c)   $   534,646





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

                                      SELAS CORPORATION OF AMERICA
                                               (Registrant)

                                      By:
____________________________
                                           Francis A. Toczylowski
                                           Vice President,
Treasurer
                                           and Secretary

Dated:  April 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of members of the Board of Directors) on behalf of the registrant and in the capacities and on the dates indicated.

*By:_______________________________
______________________________
Mark S. Gorder                          Mark S. Gorder
Attorney-In-Fact                        President and Chief
                                        Executive
April 15, 2002                          Officer and Director
                                        April 8, 2002

_________________*
______________________________
Frederick L. Bissinger                  Francis A. Toczylowski
Director                                Vice President, Treasurer
and
April 15, 2002                          Secretary
                                        April 8, 2002

                 *
John H. Duerden
Director
April 15, 2002


                 *
Nicholas A. Giordano
Director
April 15, 2002


                 *
Robert Masucci
Director
April 15, 2002


                 *
Michael J. McKenna
Director
April 15, 2002







                           EXHIBIT INDEX


EXHIBITS:

4G. Waiver and Amendment Agreement dated November 20, 2001 among the Company, certain of its subsidiaries, and First Union
    National Bank.

4H. First Amendment to Waiver and Amendment Agreement dated
    February 28, 2002 among the Company, certain of its subsidiaries, and First Union National Bank.

4I. Second Amendment to Waiver and Amendment Agreement dated March
    20, 2001 among the Company, certain of its subsidiaries, and First Union National Bank.

10L.Amended and Restated Non-Employee Directors' Stock Option
    Plan.

10N.Separation Agreement dated November 30, 2001 between the Company and
    Robert W. Ross.

13. "Selas Corporation of America Five-Year Summary of
    Operations" contained on Page 4 of the Company's
    2001 annual report to shareholders; "Other
    Financial Highlights" contained on page 5 of the Company's 2001 annual report to shareholders;
    "Management's Discussion and Analysis of Financial
    Condition and Results of Operations" contained on pages 6-12 of the Company's 2001 annual report to shareholders; and the Company's consolidated financial statements, including the "Notes to Consolidated Financial Statements" and the "Report of Independent Auditors' contained on pages 13-44 of the Company's 2001 annual report to shareholders.

21. List of significant subsidiaries of the Company.

23. Consent of Independent Auditors.

24. Powers of Attorney.