Form 10-Q
period 2002-03-31
SELAS CORP OF AMERICA
filed 2002-05-15
CIK 88790

21
                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                  FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED     MARCH 31, 2002

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


COMMON SHARES, $1.00 PAR VALUE            5,119,214 (exclusive of 515,754
               CLASS                                 treasury shares)
                                            OUTSTANDING AT MAY 13, 2002


                         SELAS CORPORATION OF AMERICA


                                  I N D E X


                                                                Page
                                                               Number

PART I:  FINANCIAL INFORMATION


        Item 1.  Financial Statements

           Consolidated Balance Sheets as of
           March 31, 2002 (Unaudited) and
           December 31, 2001 (Audited)                         3, 4

           Consolidated Statements of Operations for
           the Three Months Ended March 31, 2002 and
           2001 (Unaudited)                                    5

           Consolidated Statements of Cash Flows for
           the Three Months Ended March 31, 2002 and
           2001 (Unaudited)                                    6

           Consolidated Statement of Shareholders' Equity
           for the Three Months Ended March 31, 2002
           (Unaudited)                                         7

           Notes to Consolidated Financial Statements          8-15


        Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                    16-18


        Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                             18


PART II: OTHER INFORMATION


        Item 1.  Legal Proceedings                             20

        Item 6.  Exhibits and Reports on Form 8-K              20




                         SELAS CORPORATION OF AMERICA

                         Consolidated Balance Sheets
                                    Assets

                                                 March 31,       December 31,
                                                   2002              2001
                                                (Unaudited)        (Audited)
Current assets

Cash, including cash equivalents of
  $203,000 in 2002 and $391,000 in 2001         $ 2,977,176      $ 3,636,673

Accounts receivable (including unbilled
  receivables of $3,370,000 in 2002
  and $1,857,000 in 2001, less allowance
  for doubtful accounts of $486,000 in
  2002 and $456,000 in 2001)                     18,698,387       17,376,784

Inventories                                      13,166,159       13,810,209

Deferred income taxes                             1,659,648        1,521,809

Other current assets                              1,329,465        1,033,689

Assets of discontinued operations                16,581,118

    Total current assets                         54,411,953       37,379,164

Property, plant and equipment

  Land                                              554,943          554,943

  Buildings                                       7,175,875        7,143,408

  Machinery and equipment                        33,028,969       32,502,680

                                                 40,759,787       40,201,031

Less:  Accumulated depreciation                  26,413,330       25,621,190

       Net property, plant and equipment         14,346,457       14,579,841

Assets of discontinued operations                                 16,773,442

Excess of cost over net assets of acquired
  subsidiaries, less accumulated amortiza-
  tion of $4,480,000 in 2002 and
  $4,562,000 in 2001                             15,556,549       15,631,502

Deferred income taxes                               319,780          350,014

Other assets including patents, less
  amortization                                    1,579,753        1,523,320

                                                $86,214,492      $86,237,283

      (See accompanying notes to the consolidated financial statements)


                         SELAS CORPORATION OF AMERICA

                         Consolidated Balance Sheets
                     Liabilities and Shareholders' Equity


                                                 March 31,       December 31,
                                                   2002              2001
Current liabilities                             (Unaudited)        (Audited)

  Notes payable                                 $ 9,994,500      $ 9,422,202

  Current maturities of long-term debt            1,359,777        1,496,033

  Accounts payable                               10,588,607       10,232,880

  Federal, state and foreign income taxes           590,491          461,393

  Customers' advance payments on contracts        2,385,384        2,809,988

  Guarantee obligations and estimated costs
    of service                                      968,149          878,952

  Other accrued liabilities                       5,389,636        5,100,021

  Liabilities of discontinued operations          9,818,885

      Total current liabilities                  41,095,429       30,401,469

Long-term debt                                    2,852,090        3,214,934

Other postretirement benefit obligations          3,828,204        3,878,948

Liabilities of discontinued operations                            10,137,315

Contingencies and commitments

Shareholders' equity

  Common shares, $1 par; 10,000,000 shares
    authorized; 5,634,968 shares issued           5,634,968        5,634,968

  Additional paid-in capital                     12,012,541       12,012,541

  Retained earnings                              23,159,349       23,297,747

  Accumulated other comprehensive (loss)         (1,103,011)      (1,075,561)

  Less:  515,754 common shares held
         in treasury, at cost                    (1,265,078)      (1,265,078)

      Total shareholders' equity                 38,438,769       38,604,617

                                                $86,214,492      $86,237,283



      (See accompanying notes to the consolidated financial statements)




                         SELAS CORPORATION OF AMERICA

                    Consolidated Statements of Operations
                                 (Unaudited)


                                                    Three Months Ended
                                                 March 31,        March 31,
                                                   2002              2001

Sales, net                                      $20,729,959      $23,570,709

Operating costs and expenses
  Cost of sales                                  16,407,285       17,984,194
  Selling, general and administrative
    expenses                                      4,000,287        4,493,518

Operating income                                    322,387        1,092,997

  Interest (expense)                                (82,638)        (154,387)
  Interest income                                    15,282            8,974
  Other income (expense), net                        94,310          133,175

Income from continuing operations before
  income taxes                                      349,341        1,080,759

Income taxes                                         71,573          451,216

Income from continuing operations                   277,768          629,543

(Loss) from discontinued operations, net
  of income taxes                                  (416,166)        (331,071)

Net income (loss)                               $  (138,398)     $   298,472

Earnings (loss) per share

  Basic and Diluted
    Continuing operations                             $ .05            $ .12
    Discontinued operations                            (.08)            (.06)
                                                      $(.03)           $ .06
Average shares outstanding

  Basic                                           5,119,000        5,119,000

  Diluted                                         5,119,000        5,136,000

Comprehensive income (loss)                     $  (165,848)     $   213,068


      (See accompanying notes to the consolidated financial statements)




                         SELAS CORPORATION OF AMERICA
                    Consolidated Statements of Cash Flows
                                 (Unaudited)
                                                     Three Months Ended
                                                  March 31,       March 31,
                                                    2002            2001
Cash flows from operating activities:
 Net income (loss)                              $  (138,398)     $   298,472
 Adjustments to reconcile net income (loss)
  to net cash provided (used) by operating
  activities:
   Depreciation and amortization                    799,651        1,028,061
   Loss on sale of property and equipment             1,325              153
   Deferred taxes                                   (99,077)          42,843
   Changes in operating assets and
    liabilities:
    (Increase) decrease in accounts
      receivable                                 (1,089,373)       1,825,904
    (Increase) decrease in inventories              581,324       (1,623,669)
    (Increase) in other assets                     (250,643)        (218,097)
     Increase (decrease) in accounts
      payable                                      (548,551)         351,282
     Increase (decrease) in accrued expenses        816,983         (351,176)
     (Decrease) in customer advances               (670,185)        (279,882)
     Increase (decrease) in other
      liabilities                                   (36,487)         374,754
         Net cash provided (used) by
          continuing operating activities          (633,431)       1,448,645
         Net cash provided by discontinued
          operations                                427,244        1,877,345
         Net cash provided (used) by
          operations                               (206,187)       3,325,990

Cash flows from investing activities:
 Purchases of property, plant and equipment        (529,687)        (532,728)
 Acquisition of subsidiary companies, net of
  cash acquired                                                      (77,292)
         Net cash (used) by investing
         activities                                (529,687)        (610,020)

Cash flows from financing activities:
 Proceeds from short-term bank borrowings           932,327        1,113,811
 Proceeds from long-term bank borrowings                           2,543,184
 Proceeds from borrowings to acquire
  subsidiary company                                136,173          534,223
 Repayments of short-term bank borrowings          (494,722)      (4,128,671)
 Repayments of long-term debt                      (457,986)      (1,003,995)
 Payment of dividends                                               (230,366)
         Net cash provided (used) by
         financing activities                       115,792       (1,171,814)

Effect of exchange rate changes on cash             (39,415)        (277,730)
Net increase (decrease) in cash and cash
 equivalents                                       (659,497)       1,266,426
Cash and cash equivalents, beginning of
 period                                           3,636,673        3,782,359

Cash and cash equivalents, end of period        $ 2,977,176      $ 5,048,785

      (See accompanying notes to the consolidated financial statements)



                         SELAS CORPORATION OF AMERICA
                Consolidated Statement of Shareholders' Equity
                      Three Months Ended March 31, 2002
                                 (Unaudited)

                                    Common Stock
                                                          Additional
                        Number of                          Paid-in
                         Shares           Amount           Capital
Balance January 1,
   2002                 5,634,968        $5,634,968      $12,012,541
Net (loss)
Foreign currency
  translation (loss)
Derivative financial
  instrument fair
  value adjustment
Comprehensive (loss)
Balance March 31,
   2002                 5,634,968        $5,634,968      $12,012,541

                                              Accumulated
                                                 Other
                                             Comprehensive
                           Retained               Income        Comprehensive
                           Earnings               (Loss)            Income
Balance January 1,
  2002                    $23,297,747         $ (1,075,561)
Net (loss)                   (138,398)                             $(138,398)
Foreign currency
  translation (loss)                               (56,412)          (56,412)
Derivative financial
  instrument fair
  value adjustment                                  28,962            28,962
Comprehensive (loss)                                               $(165,848)
Balance March 31,
  2002                    $23,159,349          $(1,103,011)

                                                   Total
                              Treasury           Shareholders'
                               Stock               Equity
Balance January 1,
  2002                        $(1,265,078)       $38,604,617
Net (loss)                                          (138,398)
Foreign currency
  translation (loss)                                 (56,412)
Derivative financial
  instrument fair value
  adjustment                                          28,962
Comprehensive (loss)
Balance March 31,
  2002                        $(1,265,078)       $38,438,769

      (See accompanying notes to the consolidated financial statements)


                         SELAS CORPORATION OF AMERICA

                        PART I - FINANCIAL INFORMATION

ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of March 31, 2002 and December 31, 2001, and the consolidated results of its operations and consolidated statements of shareholders' equity and cash flows for the three months ended March 31, 2002 and 2001.

  2. The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the 2001 Selas Corporation of America Annual Report.

 3.  Discontinued Operations

     In the fourth quarter of 2001, the Company initiated its plan to dispose of the Company's primary custom-engineered furnace business, Selas SAS (Paris), along with two other closely related subsidiaries, Selas Italiana, S.r.L. (Milan) and Selas U.K. (Derbyshire). These subsidiaries form the Company's large custom-engineered furnaces division used primarily in the steel and glass industries worldwide.
     The furnaces engineered by this division are custom-engineered to meet customer specific requirements. These subsidiaries generated approximately $3 million and $4.8 million of revenue and a loss from discontinued operations of $416,000 and $331,000 for the three months ended March 31, 2002 and 2001, respectively. The Company has accounted for the plan to dispose of the subsidiaries as a discontinued operation and accordingly, has reclassified the historical financial data of these subsidiaries.

     The Company anticipates paying the discontinued operations long-term debt of $2,006,088 and notes payable of $5,674,224 and therefore, has reclassified these amounts into continuing operations as of March 31, 2002.

     Certain notes to these consolidated financial statements have been restated to reflect the Company's presentation of discontinued operations.


4.   Inventories consist of the following:


                                                 March 31,   December 31,
                                                   2002           2001

     Raw material                             $ 3,880,836    $ 4,593,829
     Work-in-process                            4,560,119      4,855,037
     Finished products and components           4,725,204      4,361,343

                                              $13,166,159    $13,810,209

5.  Income Taxes

    Consolidated income taxes for the three months ended March 31, 2002 and 2001 are $72,000 and $451,000 which result in effective tax rates of 20.5% and 41.8%, respectively. The rate of tax in relation to pre-tax income in 2002 is low because tax benefits from certain foreign net operating losses, that were previously fully reserved by a valuation allowance, were utilized for income tax purposes.

6.  Legal Proceedings

    The Company is a defendant along with a number of other parties in approximately 250 lawsuits as of March 31, 2002 (approximately 253 as of December 31, 2001) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company.
    The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management is of the opinion that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

    The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company's consolidated financial position, liquidity, or results of operations.

7.  Statements of Cash Flows

                                              Three Months Ended
    Supplemental disclosures of          March 31,        March 31,
      cash flow information:               2002             2001

    Interest received                  $    3,198       $  13,252
    Interest paid                      $  110,936       $ 168,212
    Income taxes paid                  $   24,203       $ 971,287

8.  Accounts Receivable

    At March 31, 2002, the Company had $2,055,377 of trade accounts receivable due from the major U.S. automotive manufacturers and $4,184,992 of trade accounts receivable due from hearing health manufacturers. The Company also had $7,396,016 in receivables from long-term contracts for customers in the steel and aluminum industry in North America, Europe and Asia.


9.  Earnings (Loss) Per Share

    The following table sets forth the computation of basic and diluted earnings (loss) per share:


                                            For the Three Months
                                             Ended March 31, 2002
                                 Income            Shares         Per Share
                                Numerator        Denominator         Amount
Basic (Loss) Per Share

(Loss) available to
  Common shareholders          $(138,398)        5,119,214             $(.03)

Effect of Dilutive
  Securities

Stock options

Diluted (Loss) Per Share       $(138,398)        5,119,214             $(.03)



                                           For the Three Months
                                           Ended March 30, 2001
                                 Income            Shares         Per Share
                                Numerator        Denominator         Amount
Basic Earnings Per Share

Income available to
  common shareholders          $  298,472        5,119,214              $.06

Effect of Dilutive
  Securities

Stock options                                       16,738

Diluted Earnings Per Share     $  298,472        5,135,952              $.06




10. Business Segment Information

    The Company has three operating segments. The Company is engaged in providing engineered heat technology equipment, replacement parts and services to industries throughout the world, the manufacture of precision miniature medical and electronic products and the manufacture of original equipment for light trucks and vans. The results of operations and assets of these segments are prepared on the same basis as the condensed consolidated financial statements for the three months ended March 31, 2002 and 2001 and the consolidated financial statements included in the 2001 Form 10-K.

    The Company's reportable segments reflect separately managed, strategic business units that provide different products and services, and for which financial information is separately prepared and monitored.

                                               Segments
                                   Tire         Precision
  For the                         Holders,      Miniature
Three Months                     Lifts and    Medical and  General
   Ended             Heat         Related     Electronic Corporate Discontinued
March 31, 2002     Technology     Products      Products   Expenses  Operations

Sales, net         $ 7,870,661   $4,035,209    $ 8,824,089

Net income
  (loss)           $   111,786   $  238,790    $   165,796 $(238,604)$ (416,166)

Depreciation
  and amoriza-
  tion             $   128,756   $   43,410    $   627,485

Property, plant
  and equipment
  additions        $    54,662   $   37,450    $   437,575

Total assets       $22,175,025   $6,406,739    $41,051,610          $16,581,118



  For the
Three Months
   Ended
March 31, 2002                    Total

Sales, net                       $20,729,959

Net income
  (loss)                         $  (138,398)

Depreciation
  and amoriza-
  tion                           $   799,651

Property, plant
  and equipment
  additions                      $   529,687

Total assets                     $86,214,492



                                                Segments
                                   Tire        Precision
   For The                       Holders,      Miniature
 Three Months                    Lifts and    Medical and  General
    Ended              Heat      Related       Electronic Corporate Discontinued
March 31, 2001      Technology   Products       Products   Expenses  Operations


Sales, net        $  8,925,786  $ 3,346,342    $11,298,581

Net income
  (loss)           $   529,605  $   (68,574)   $   401,575 $(233,063)$ (331,071)

Depreciation
  and amoriza-
  tion             $   149,076  $    50,046    $   828,939

Property, plant
  and equipment
  additions        $    59,020  $     1,741    $   471,967

Total assets       $25,506,916  $ 6,276,395    $43,433,175          $19,382,054



   For The
 Three Months
    Ended
March 31, 2001                       Total


Sales, net                        $23,570,709

Net income
  (loss)                          $   298,472

Depreciation
  and amoriza-
  tion                            $ 1,028,061

Property, plant
  and equipment
  additions                       $   532,728

Total assets                      $94,598,540



11. Revenue Recognition

    The following analysis provides a detail of revenue recognition methodology by segment:

                                            Tire         Precision
                                          Holders,       Miniature
                                          Lifts and     Medical and
                           Heat           Related        Electronic     Total
                        Technology        Products        Products

    Upon Shipment       $2,539,572       $ 4,035,209   $8,824,089   $15,398,870

    Percentage of
      completion         5,331,089                                    5,331,089

    License Fees

    Total Revenue       $7,870,661       $ 4,035,209   $8,824,089   $20,729,959


12. Business Combinations and Goodwill and Other Intangible Assets

    As of January 1, 2002, the Company adopted SFAS No. 141,'Business Combinations,' and SFAS No. 142, 'Goodwill and Other Intangible Assets.' SFAS No. 141 requires all business combinations entered into after June 30, 2001 to be accounted for under the purchase method. SFAS No. 142 sets forth new financial accounting and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified accounted for as a cumulative effect of a change in accounting principle.

    In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. The effect of adopting this new standard was to reduce amortization expense by approximately $195,000 and to increase net earnings by $167,000 (net of tax expense of $28,000) or $0.03 diluted earnings per share for the three months ended March 31, 2002. A reconciliation of previously reported net earnings (loss) and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:



                                                   Three Months Ended
                                              March 31,         March 31,
                                                2002              2001

    Reported net earnings (loss)            $ (138,000)       $ 298,000
    Add:  goodwill amortization,
      net of tax                                                154,000
    Adjusted net earnings (loss)            $ (138,000)       $ 452,000

    Basic earnings per share
      Reported net earnings (loss)               $(.03)            $.06
      Goodwill amortization, net of tax                             .03
      Adjusted net earnings (loss)               $(.03)            $.09

    Diluted earnings per share
      Reported net earnings (loss)               $(.03)            $.06
      Goodwill amortization, net of tax                             .03
      Adjusted net earnings (loss)               $(.03)            $.09


    Changes in the carrying amount of goodwill for the three months ended March 31, 2002 by operating segment in accordance with SFAS No. 131, are as follows:

                                            Segments
                                        Tire        Precision
                                      Holders,      Miniature
                                      Lifts and    Medical and
                           Heat       Related       Electronic
                        Technology    Products       Products       Total


Balance as of
  December 31, 2001     $ 1,004,740  $            $14,626,761    $15,631,50l

Translation
  adjustment                (29,945)                                 (29,945)

Reclassification to
  other intangible
  assets                                              (45,007)       (45,007)

Balance as of
  March 31, 2002       $    974,795   $           $14,581,754    $15,556,549


 The Company will perform and report the results of its transitional impairment tests in the Company's June 30, 2002 financial statements.

 Patents and other intangible assets at March 31, 2002 and December 31, 2001, subject to amortization expense, are as follows:




                                        March 31, 2002
                          Carrying        Accumulated
                           Amount         Amortization         Net
   Patents               $  505,712       $  (505,365)      $     347
   Other intangible
     assets                 923,301          (569,157)        354,144

   Total                 $1,429,013       $(1,074,522)      $ 354,491




                                       December 31, 2001
                          Carrying        Accumulated
                           Amount         Amortization          Net
   Patents               $  505,712       $  (505,018)      $     694
   Other intangible
     assets                 802,252          (442,395)        359,857

   Total                 $1,307,964       $  (947,413)      $ 360,551



Amortization expense for patents and other intangible assets subject to amortization was approximately $59,000 for the three months ended March 31, 2002. Estimated amortization expense for each of the five succeeding years is $159,000, $131,000, $39,000, $-0- and $-0- for years 2003 through 2007.



PART I - FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In the fourth quarter of 2001, the Company initiated its plan to dispose of the Company's primary custom-engineered furnace business, Selas SAS (Paris), along with two other closely related subsidiaries Selas Italiana, S.r.L. (Milan) and Selas U.K. (Derbyshire). These subsidiaries form the Company's large custom-engineered furnaces division used primarily in the steel and glass industries worldwide. The furnaces engineered by this division are custom-engineered to meet customer specific requirements. These subsidiaries generated approximately $3 million and $4.8 million of revenue and a loss from operations of $416,000 and $331,000 for the three months ended March 31, 2002 and 2001, respectively. The Company has accounted for the plan to dispose of the subsidiaries as a discontinued operation and, accordingly, has reclassified the historical financial data of these subsidiaries. See further information in note 3 to the consolidated financial statements.

Consolidated net sales for the three months ended March 31, 2002 decreased to $20.7 million from $23.6 million for the same period in 2001. Net sales for the heat technology segment decreased to $7.9 million for the three months ended March 31, 2002 compared to $8.9 million for the same period last year. The decrease in sales is due to lower revenue recognition on a contract which has been delayed by the customer partially offset by higher sales of replacement parts. Sales of smaller heat treating furnaces produced by the Company's CFR and Ermat subsidiaries remained essentially the same. CFR and Ermat manufacture small heat treating furnaces utilized in the glass and aluminum industries worldwide. Sales and earnings of heat treating contracts are recognized on the percentage-of-completion method and generally require more than twelve months to complete. Consolidated backlog for the heat technology segment decreased to $13.7 million at March 31, 2002 compared to $18.1 million at the same time last year. Sales of the Company's precision miniature medical and electronic products segment decreased to $8.8 million for the three months ended March 31, 2002 compared to $11.3 million for the comparable period in 2001. Revenue decreased in the current period compared to 2001 because of lower shipments of both component and system parts to the hearing health industry and lower sales of thermistors and capacitor parts to the electronics and telecommunications industries. The Company's sales in this segment are affected by the telecommunications industry which continues its ongoing slump and the hearing health markets which have been flat for the last several years. Net sales of the tire holders, lifts and related products segment for the three months ended March 31, 2002 increased to $4 million from $3.3 million for the same period in 2001. The increase in revenue is due to higher shipments of tire lifts to the Company's automotive customers reflecting, in part, the receipt of a new contract during the second half of 2001.

The Company's gross profit margin as a percentage-of-sales decreased to 20.9% for the three month period ended March 31, 2002 compared to 23.7% for the same period last year. Gross profit margins for the heat technology segment decreased to 18.6% for the three months ended March 31, 2002 compared to 22.2% for the comparable period in 2001. Heat technology gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions related to the project. The gross profit margins for the first quarter of 2002 were impacted by higher than usual costs on several orders completed by some of the Company's subsidiaries which supply replacement parts. Gross profit margins for the precision miniature medical and electronics products segment decreased to 24.4% for the three months ended March 31, 2002 compared to 28.7% for the same period in 2001. The lower margins in the current quarter are attributable to the mix of product sales between the periods as hearing health component parts, whose revenues have been declining have higher profit margins compared to some of the segment's other products, particularly hearing health system parts, whose sales have also decreased in the current quarter. Gross profit margins for the tire holders, lifts and related products segment increased to 17.6% for the first quarter of 2002 compared to 10.8% for the comparable period in 2001. The increase in the current year results from an increase in efficiencies from higher production of tire lifts for the Company's automotive customers.

Selling, general and administrative expenses (SG&A) decreased 11% to $4,000,000 for the first quarter 2002 compared to $4,494,000 for the same period in 2001. The lower SG&A expenses are due to cost saving measures implemented by the Company during the current economic slowdown, primarily salary reductions.

Interest expense for the three months ended March 31, 2002 decreased to $83,000 compared to $154,000 for the same period in 2001. The decrease is due to lower interest rates during the current year on slightly higher average borrowings. Interest income for the first three months of 2002 increased to $15,000 from $9,000 for the first quarter of 2001 due mainly to interest imputed on a trade note receivable.

Other income (expense) for the first quarter of 2002 includes gains from the sale of investments of $83,000 partially offset by losses on foreign exchange of $38,000 compared to gains on foreign exchange of $113,000 for the same period in 2001.

Consolidated income taxes for the three month periods ended March 31, 2002 and 2001 are $72,000 and $451,000 which result in effective tax rates of 20.5% and 41.8%, respectively. The rate of tax in relation to pre-tax income in 2002 is low because tax benefits from certain foreign net operating losses, that were previously fully reserved by a valuation allowance, were utilized for income tax purposes.

Consolidated net loss of $138,000 for the first quarter of 2002 decreased from income of $298,000 for the same period in 2001. The decline in profitability from income to a loss is due to lower sales and gross profit margins on some of the Company's products partially offset by decreased SG&A expenses resulting from cost cutting measures, lower interest expense and lower cost of sales due to the discontinuation of goodwill amortization.

Discontinued operations generated a loss of $416,000 for the first quarter of 2002 compared to a loss of $331,000 for the same period in 2001. The increase in the loss is due to lower revenue generated from contracts in backlog at the beginning of 2002 compared to 2001 partially offset by improved gross profit margins on the current orders.

Liquidity and Capital Resources

Consolidated net working capital increased to $13.3 million at March 31, 2002 from $7 million at December 31, 2001. The main reason for this increase is the reclassification of assets and liabilities of discontinued operations as current based on the assumption of disposal within the next twelve months. Exclusive of this reclassification, consolidated net working capital decreased to $6.6 million at March 31, 2002. The decrease is due primarily to purchases of property and equipment and paydown of long-term debt offset by borrowings to fund acquisitions. The major changes in the components of working capital for the period were lower cash and cash equivalents of $.7 million, lower inventories of $.6 million, higher accounts receivable of $1.3 million, higher notes payable of $.6 million, higher accounts payable of $.4 million and lower customer advance payments of $.4 million. These changes relate mainly to the ongoing operations of the Company. As part of the ongoing operations of the Company, management periodically performs a strategic analysis of all assets of the Company to ensure that an appropriate rate of return is achieved from the invested capital.

On April 15, 2002, the Company entered into a second waiver amendment agreement for its domestic and foreign revolving credit and term loan facilities and obtained a new domestic supplemental credit facility in the amount of $5,000,000 to be used for additional domestic borrowing and for the issuance of advance payment guarantees.

We believe that the amended credit facility combined with funds expected to be generated from operations, the available borrowing capacity through its revolving credit loan facilities, the potential sale of the European subsidiaries, curtailment of the dividend payment and control of capital spending will be sufficient to meet its anticipated cash requirements for operating needs.

During the first quarter of 1999, the Company implemented a program to repurchase up to 250,000 shares of its common stock, which at the time represented approximately 5% of its total shares outstanding. The shares have been purchased from time to time on the open market. As of March 31, 2002, the Company has repurchased a total of 152,190 shares of its common stock at a cost of $883,141.

In July 2001, the FASB issued SFAS No. 143, 'Accounting for Asset Retirement Obligations,' which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Adoption is required for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company is in the process of analyzing the implications of SFAS 143 and does not believe that the adoption of this statement will have a material impact on the net earnings of the Company.

In October 2001, the FASB issued SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets,' which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. While SFAS Statement 144 supersedes FASB Statement No. 121, 'Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of,' it retains many of the fundamental provisions of that Statement. SFAS Statement 144 also supersedes the accounting and reporting provisions of APB Opinion No. 30, 'Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions,' for the disposal of a segment of a business. However, it retains the requirement in Opinion No. 30 to report separately discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. SFAS Statement 144 is effective for fiscal years beginning after December 15, 2001. The Company adopted the statement as of January 1, 2002, which did not have a material impact on the net earnings of the Company.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding the Company's exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report on Form 10-K for 2001. There have been no significant changes in the Company's portfolio of financial instruments or market risk exposures which have occurred since year-end.


Forward-Looking and Cautionary Statements

The Company may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management's Discussion and Analysis. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company has identified in its Annual Report on Form 10-K for the year ending December 31, 2001, certain important factors which could cause the Company's actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of the Company. All such forward-looking statements are qualified by reference to the cautionary statements herein and in such Report on Form 10-K.



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

                                               SELAS CORPORATION OF AMERICA
                                                       (Registrant)





Date:     May 15, 2002
                                                  Francis A. Toczylowski,
                                               Vice President, Secretary and
                                                        Treasurer