Form 10-K/A
period 2001-12-31
SELAS CORP OF AMERICA
filed 2002-05-24
CIK 88790

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


                              PART I


We are filing this amendment to our annual report on Form 10-K for the year ended December 31, 2001 because we have learned that the original report truncated the dollar amounts in certain financial information. This was the result of a formatting error that occurred when we prepared the report for filing in the EDGAR system. The changes made by this amendment do not reflect any revision to the report as we intended to file it, or to the financial information contained in the paper versions, already distributed and otherwise made public, of our annual report to shareholders and Form 10-K.



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

4I. Second Amendment to Waiver and Amendment Agreement dated March 20, 2002 among the Company, certain of its subsidiaries, and First Union National Bank.

10A.Form of termination agreement between the Company and Messrs. Deuer and Toczylowski. Exhibit 10A to the
    Company's report on Form 10-K for the year ended
    December 31, 1996 is  incorporated by reference.

10B.1985 Stock Option Plan, as amended.  Exhibit 10C to the
    Company's Registration Statement on Form S-2 filed on June 15, 1990 (No. 33-35443) is incorporated by reference.

10C.Form of Stock Option Agreements granted under the 1985
    Stock Option Plan.  Exhibit 10D to the Company's
    Registration Statement on Form S-2 filed on June
    15, 1990 (No. 33-35443) is incorporated by reference.

10D.Form of Amendments to Stock Option Agreements granted under the 1985 Stock Option Plan. Exhibit 10D to the
    Company's Registration Statement on Form S-2 filed on June 15, 1990 (No. 33-35443) is incorporated by reference.

10E.Amended and Restated 1994 Stock Option Plan. Exhibit 10E to the Company's report on Form 10-K for the year ended December 31, 1997 is incorporated by reference.

10F.Form of Stock Option Agreements granted under the Amended and Restated 1994 Stock Option Plan.
    Exhibit 10F to the Company's report on Form 10-K for the year ended December 31, 1995 is incorporated by reference.

10G.2001 Stock Option Plan. Exhibit 10G to the Company's report on Form 10-K for the year ended December 31, 2001 is incorporated by reference.

10H.Supplemental Retirement Plan (amended and restated effective January 1, 1995). Exhibit 10H. to the
    Company's report on Form 10-K for the year ended
    December 31, 1995 is  incorporated by reference.

10I.Employment Agreement dated June 19, 2001 among the
    Company, Resistance Technology, Inc. and Mark S.
    Gorder. Exhibit 102 to the Company's report on Form 10-Q for the period ended June 30, 2001 is incorporated by reference.

10J.Amended and Restated Agreement on Termination Following
    Change of Control or Asset Sale, dated June 19,
    2001, between the Company and Mark S. Gorder.
    Exhibit 10.1 to the Companys report on Form 10-Q for the period ended June 30, 2001 is incorporated by reference.

10K.Amended and Restated Office/Warehouse Lease, between
    Resistance Technology, Inc. and Arden Partners I.
    L.L.P. (of which Mark S. Gorder is one of the principal owners) dated November 1, 1996. Exhibit
    10J to the Company's report on Form 10-K for the year ended December 31, 1996 is incorporated by reference.

10L.Amended and Restated Non-Employee Directors' Stock Option
    Plan.

10M.Retirement Agreement, Consulting Agreement and
    General Release, dated August 30, 2000, between the
    Company and Stephen F. Ryan.  Exhibit 10 to the
    Company's report on Form 10-Q for the period ended
    September 30, 2000 is incorporated by reference.

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



                                                       SCHEDULE I


       SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

         CONDENSED FINANCIAL INFORMATION OF THE REGISTRANT
                     Statements of Cash Flows
           Years Ended December 31, 2001, 2000 and 1999


                                             2001        2000        1999
Operating Activities

Net income (loss)                       $(4,617,315) $ 2,935,786 $ 1,729,160
Adjustments to reconcile net income to
net
  cash provided by operating
activities:

  Depreciation and amortization             153,103      183,717     228,979
  Other adjustments                       1,588,168   (3,068,063) (1,500,233)
  Net changes in operating assets and
    Liabilities                           3,989,174    2,385,559   3,479,413

Net cash provided by operating
  activities                              1,113,130    2,436,999   3,937,319

Net cash provided (used) by
discontinued Operations                   3,071,679     (158,226)   (400,150)

Investing Activities

Dividend from unconconsolidated                                       14,476
affiliate
Purchase of property, plant and Equip.      (40,040)     (98,336)    (70,377)
Additional investment in subsidiary
company                                               (1,024,304) (1,067,140)

Net cash (used) by investing activities     (40,040)  (1,122,640) (1,123,041)

Financing Activities

Repayments of short term borrowings      (3,055,863)
Proceeds from exercise of stock options                               83,540
Proceeds from short-term borrowings                    1,389,000   1,901,446
Payment of dividends                       (691,349)    (922,052)   (934,302)
Repayments of long-term debt               (816,667)  (1,126,933) (2,576,424)
Purchase of treasury stock                               (62,308)   (820,833)

Net cash (used) by financing
  activities                             (4,563,879)    (722,293) (2,346,573)

Increase (decrease) in cash and cash
  Equivalents                              (419,110)     433,840      67,555
Cash and cash equivalents, beginning of
  Year                                      572,232      138,392      70,837

Cash and equivalents, end of year       $   153,122  $   572,232 $   138,392




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

                 Valuation and Qualifying Accounts
                 December 31, 2001, 2000 and 1999


              Column A                  Column B        Column C
                                                        Additions

                                       Balance at  Charged to
                                       Beginning    Costs and
            Classification              Of Period    Expenses       Other

Year ended December 31, 2001:
  Reserve deducted in the balance
sheet
  from the asset to which it applies:
    Allowance for doubtful accounts   $   453,419 $   251,108  $  (18,976)(a)

    Deferred tax asset valuation
      Allowance                       $ 1,085,716 $    20,154

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


       SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                 Valuation and Qualifying Accounts
                 December 31, 2001, 2000 and 1999


                 Column A                       Column D       Column E

                                                               Balance at
                                                                 End of
                                                                 Period
               Classification                   Deductions
Year ended December 31, 2001:
  Reserve deducted in the balance sheet from
    the asset to which it applies:
      Allowance for doubtful accounts        $   229,974(b)   $   455,577

      Deferred tax asset valuation allowance                  $ 1,105,870

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

*By:
Mark S. Gorder                          Mark S. Gorder
Attorney-In-Fact                        President and Chief
                                        Executive
April 15, 2002                          Officer and Director
                                        April 15, 2002

                 *
Frederick L. Bissinger                  Francis A. Toczylowski
Director                                Vice President, Treasurer and
April 15, 2002                          Secretary
                                        April 15, 2002

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

4I. Second Amendment to Waiver and Amendment Agreement dated March
    20, 2002 among the Company, certain of its subsidiaries, and First Union National Bank.

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