Form 10-Q
period 2002-06-30
SELAS CORP OF AMERICA
filed 2002-08-13
CIK 88790

UNITED STATES
                   SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C. 20549

                               FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED     JUNE 30, 2002

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


COMMON SHARES, $1.00 PAR VALUE           5,119,214 (exclusive of 515,754
            CLASS                                 treasury shares)
                                           OUTSTANDING AT AUGUST 8, 2002


                      SELAS CORPORATION OF AMERICA


                               I N D E X


                                                                       Page
                                                                      Number

PART I:  FINANCIAL INFORMATION


        Item 1.  Financial Statements

           Consolidated Balance Sheets as of
           June 30, 2002 (Unaudited) and December 31, 2001             3, 4

           Consolidated Statements of Operations for
           the Three Months Ended June 30, 2002 and 2001 (Unaudited)      5

           Consolidated Statements of Operations for
           the Six Months Ended June 30, 2002 and 2001 (Unaudited)        6

           Consolidated Statements of Cash Flows for
           the Six Months Ended June 30, 2002 and 2001 (Unaudited)        7

           Consolidated Statement of Shareholders' Equity
           for the Six Months Ended June 30, 2002 (Unaudited)             8

           Notes to Consolidated Financial Statements                  9-19


        Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                           20-23


        Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                                       23


PART II: OTHER INFORMATION


        Item 1.  Legal Proceedings                                       24

        Item 4.  Submission of Matters to a Vote of
                 Security Holders                                        24

        Item 6.  Exhibits and Reports on Form 8-K                        24




                      SELAS CORPORATION OF AMERICA

                      Consolidated Balance Sheets
                                 Assets

                                                     June 30,    December 31,
                                                       2002          2001
                                                    (Unaudited)    (Audited)
Current assets

Cash, including cash equivalents of
  $410,000 in 2002 and $391,000 in 2001            $ 1,981,238     $ 3,636,673

Accounts receivable (including unbilled
  receivables of $3,507,000 in 2002
  and $1,857,000 in 2001, less allowance
  for doubtful accounts of $547,000 in
  2002 and $456,000 in 2001)                        22,559,170      17,376,784

Inventories                                         13,318,206      13,810,209

Deferred income taxes                                1,718,875       1,521,809

Other current assets                                 1,177,484       1,033,689

Assets of discontinued operations                   21,765,174              --

    Total current assets                            62,520,147      37,379,164

Property, plant and equipment

  Land                                                 554,943         554,943

  Buildings                                          7,175,875       7,143,408

  Machinery and equipment                           33,677,466      32,502,680

                                                    41,408,284      40,201,031

Less:  Accumulated depreciation                     27,024,287      25,621,190

       Net property, plant and equipment            14,383,997      14,579,841

Assets of discontinued operations                           --      16,773,442

Excess of cost over net assets of acquired
  subsidiaries, less accumulated amortiza-
  tion of $4,510,000 in 2002 and
  $4,562,000 in 2001                                15,731,801      15,631,502

Deferred income taxes                                  210,933         350,014

Other assets including patents, less
  amortization                                       1,571,969       1,523,320

                                                   $94,418,847     $86,237,283

   (See accompanying notes to the consolidated financial statements)


                      SELAS CORPORATION OF AMERICA

                      Consolidated Balance Sheets
                  Liabilities and Shareholders' Equity


                                                       June 30,   December 31,
                                                         2002        2001
Current liabilities                                  (Unaudited)    (Audited)

  Notes payable                                     $11,715,044    $ 9,422,202

  Current maturities of long-term debt                1,475,568      1,496,033

  Accounts payable                                   13,409,313     10,232,880

  Federal, state and foreign income taxes               580,863        461,393

  Customers' advance payments on contracts            2,241,653      2,809,988

  Guarantee obligations and estimated costs
    of service                                         1,166,796       878,952

  Other accrued liabilities                            4,988,684     5,100,021

Liabilities of discontinued operations                13,610,537            --

      Total current liabilities                       49,188,458    30,401,469

Long-term debt                                         2,639,954     3,214,934

Other postretirement benefit obligations               3,827,439     3,878,948

Liabilities of discontinued operations                        --    10,137,315

Contingencies and commitments

Shareholders' equity

  Common shares, $1 par; 10,000,000 shares
    authorized; 5,634,968 shares issued               5,634,968      5,634,968

  Additional paid-in capital                         12,012,541     12,012,541

  Retained earnings                                  23,390,565     23,297,747

 Accumulated other comprehensive loss                (1,010,000)    (1,075,561)

  Less:  515,754 common shares held
         in treasury, at cost                        (1,265,078)    (1,265,078)

      Total shareholders' equity                     38,762,996     38,604,617

                                                    $94,418,847    $86,237,283



   (See accompanying notes to the consolidated financial statements)




                      SELAS CORPORATION OF AMERICA

                 Consolidated Statements of Operations
                              (Unaudited)


                                                    Three Months Ended
                                                   June 30,       June 30,
                                                     2002            2001
Sales, net                                     $22,775,493     $24,918,031

Operating costs and expenses
  Cost of sales                                 18,083,978      19,364,158
  Selling, general and administrative
    expenses                                     4,211,139       4,228,177

Operating income                                   480,376       1,325,696

  Interest (expense)                              (117,256)       (138,745)
  Interest income                                    7,902          13,578
  Other income (expense), net                      159,469         (73,748)

Income from continuing operations
  before income taxes                              530,491       1,126,781

Income taxes                                       125,161         402,858

Income from continuing operations                  405,330         723,923

Loss from discontinued operations, net of
  income taxes benefit                            (174,114)       (589,121)

Net income                                     $   231,216     $   134,802

Earnings (loss) per share

  Basic
    Continuing operations                           $0.08            $0.14
    Discontinued operations                         (0.03)           (0.11)
                                                    $0.05            $0.03
  Diluted
    Continuing operations                           $0.08            $0.14
    Discontinued operations                         (0.03)           (0.11)
                                                    $0.05            $0.03
Average shares outstanding

  Basic                                         5,119,000        5,119,000
  Diluted                                       5,135,000        5,143,000

Comprehensive income                           $  324,227      $    66,922


   (See accompanying notes to the consolidated financial statements)



                      SELAS CORPORATION OF AMERICA

                 Consolidated Statements of Operations
                              (Unaudited)


                                                      Six Months Ended
                                                    June 30,      June 30,
                                                      2002          2001
Sales, net                                        $ 43,505,452   $48,488,740

Operating costs and expenses
  Cost of sales                                     34,491,263    37,348,352
  Selling, general and administrative
    expenses                                         8,211,426     8,721,695

Operating income                                       802,763     2,418,693

  Interest (expense)                                  (199,894)     (293,132)
  Interest income                                       23,183        22,552
  Other income (expense), net                          253,780        59,427

Income before income taxes                             879,832     2,207,540

Income taxes                                           196,734       854,074

Income from continuing operations                      683,098     1,353,466

Loss from discontinued operations, net of
  income taxes benefit                                (590,280)     (920,192)

Net income                                        $     92,818   $   433,274

Earnings (loss) per share

  Basic
    Continuing operations                                $0.13         $0.26
    Discontinued operations                              (0.12)        (0.17)
                                                         $0.01         $0.09
  Diluted
    Continuing operations                                $0.13         $0.26
    Discontinued operations                              (0.12)        (0.17)
                                                         $0.01         $0.09

Average shares outstanding

  Basic                                              5,119,000     5,119,000

  Diluted                                            5,123,000     5,129,000

Comprehensive income                              $    158,379   $   279,990


   (See accompanying notes to the consolidated financial statements)




                      SELAS CORPORATION OF AMERICA
                 Consolidated Statements of Cash Flows
                              (Unaudited)
                                                       Six Months Ended
                                                     June 30,     June 30,
                                                       2001         2002
Cash flows from operating activities:
 Net income                                      $    92,818    $   433,274
 Adjustments to reconcile net income
  to net cash provided (used) by operating
  activities:
   Depreciation and amortization                   1,601,731      2,055,943
   (Gain) loss on sale of property and
     equipment                                        (3,322)         5,522
   Deferred taxes                                     (1,448)      (514,280)
   Changes in operating assets and
    liabilities:
    (Increase)in accounts receivable              (4,297,386)    (1,983,037)
    (Increase) decrease in inventories               669,307     (1,279,074)
    (Increase) in other assets                      (100,338)       (52,225)
     Increase (decrease) in accounts
      payable                                        907,571       (140,802)
     Increase (decrease) in accrued expenses         835,633       (631,601)
     Increase (decrease) in customer advances       (985,449)     1,360,054
     Increase (decrease) in other
      liabilities                                    (60,963)       423,898
         Net cash (used) by
         operating activities                     (1,341,846)      (322,328)
         Net cash provided (used) by
         discontinued operations                      76,515     (1,460,996)
Cash flows from investing activities:
 Purchases of property, plant and equipment       (1,171,402)    (1,097,285)
 Proceeds from sale of property, plant
  and equipment                                       12,311             --
 Acquisition of subsidiary companies, net of
  cash acquired                                           --        (68,143)
         Net cash (used) by investing
         activities                               (1,159,091)    (1,165,428)
Cash flows from financing activities:
 Proceeds from short-term bank borrowings          1,683,901      3,090,998
 Proceeds from long-term bank borrowings                  --      2,353,494
 Proceeds from borrowings to acquire
  subsidiary company                                 136,173        672,136
 Repayments of short-term bank borrowings           (376,034)    (1,964,133)
 Repayments of long-term debt                       (809,120)    (1,329,301)
 Payment of dividends                                     --       (460,858)
         Net cash provided by
         financing activities                        634,920      2,362,336
Effect of exchange rate changes on cash              134,067       (221,608)
Net decrease in cash and cash
 equivalents                                      (1,655,435)      (808,024)
Cash and cash equivalents, beginning of
 period                                            3,636,673      3,782,359

Cash and cash equivalents, end of period         $ 1,981,238    $ 2,974,335

   (See accompanying notes to the consolidated financial statements)



                      SELAS CORPORATION OF AMERICA
             Consolidated Statement of Shareholders' Equity
                     Six Months Ended June 30, 2002
                              (Unaudited)

                                    Common Stock
                                                          Additional
                        Number of                          Paid-in
                         Shares           Amount           Capital
Balance January 1,
   2002                 5,634,968        $5,634,968      $12,012,541

Net income
Foreign currency
  translation gain             --                --               --
Derivative financial
  instrument fair
  value adjustment             --                --               --
Comprehensive income           --                --               --
Balance June 30,
   2002                 5,634,968        $5,634,968      $12,012,541

                                              Accumulated
                                                 Other
                                             Comprehensive
                          Retained              Income          Comprehensive
                         Earnings               (Loss)               Income
Balance January 1,
  2002                    $23,297,747          $(1,075,561)
Net income                     92,818                             $   92,818
Foreign currency
  translation gain                 --               33,704            33,704
Derivative financial
  instrument fair
  value adjustment                 --               31,857            31,857
Comprehensive income               --                   --         $ 158,379
Balance June 30,
  2002                    $23,390,565          $(1,010,000)

                                                     Total
                              Treasury           Shareholders'
                                Stock               Equity
Balance January 1,
  2002                        $(1,265,078)       $38,604,617
Net income                             --             92,818

Foreign currency
  translation gain                     --             33,704
Derivative financial
  instrument fair value
  adjustment                           --             31,857
Comprehensive income                   --                 --
Balance June 30,
  2002                        $(1,265,078)       $38,762,996

   (See accompanying notes to the consolidated financial statements)


                      SELAS CORPORATION OF AMERICA

                     PART I - FINANCIAL INFORMATION

ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas
     Corporation of America's consolidated financial position as of June 30, 2002 and December 31, 2001, and the consolidated results of its operations for the three and six months ended June 30, 2002 and 2001 and consolidated statements of shareholders' equity and cash flows for the six months then ended.

2.  The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the 2001 Selas Corporation of America Annual Report.

    In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, 'Accounting for Asset Retirement Obligation,' which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Adoption is required for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company is in the process of analyzing the implications of SFAS 143 and does not believe that the adoption of this statement will have a material impact on the net earnings of the Company.

    In April 2002, the FASB issued SFAS No. 145 'Rescission of FASB Statements Nos. 4,44 and 64, Amendment of FASB No. 14, and
    Technical Corrections.' The Statement rescinds or amends a number of existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for transactions occurring after May 15, 2002. The Company is in the process of analyzing the implications of SFAS 145 and does not believe that the adoption of this statement will have a material impact on the net earnings of the Company.

    In July 2002, the FASB issued SFAS No. 146, 'Accounting for Costs Associated with Exit or Disposal Activities.' This standard addresses the accounting and reporting for costs of so-called exit activities (including restructuring) and for the disposal of long-lived assets. The standard changes some of the criteria for recognizing a liability for these activities. It is effective beginning in 2003 with the liability recognition criteria under the standard applied prospectively. The Company is in the process of analyzing the potential impact of adoption on the accounting policies regarding exit and disposal activities and does not believe it will have a material impact on the net earnings of the Company.

3.  Discontinued Operations

     In the fourth quarter of 2001, the Company initiated its plan to dispose of the Company's primary custom-engineered furnace business, Selas SAS (Paris), along with two other closely related subsidiaries, Selas Italiana, S.r.L. (Milan) and Selas U.K. (Derbyshire). These subsidiaries form the Company's large custom-engineered furnaces division used primarily in the steel and glass industries worldwide. The furnaces engineered by this division are custom-engineered to meet customer specific requirements. These subsidiaries generated approximately $8.3 million and $8.9 million of revenue and a loss from discontinued operations of $590,000 and $920,000 for the six months ended June 30, 2002 and 2001, respectively. The Company has accounted for the plan to dispose of the subsidiaries as a discontinued operation and accordingly, has reclassified the historical financial data of these subsidiaries.

     The Company anticipates paying the discontinued operations long-term debt of $2,035,962 and notes payable of $6,533,816 and therefore, has reclassified these amounts into continuing operations as of June 30, 2002.

     These consolidated financial statements have been restated to reflect the Company's presentation of discontinued operations.



4.   Inventories consist of the following:




                                                 June 30,    December 31,
                                                   2002           2001

     Raw material                             $ 4,290,009    $ 4,593,829
     Work-in-process                            4,648,431      4,855,037
     Finished products and components           4,379,766      4,361,343

                                              $13,318,206    $13,810,209

5.  Income Taxes

    Consolidated income taxes for the six months ended June 30, 2002 and 2001 are $197,000 and $854,000 which result in effective tax rates of 22.3% and 38.6%, respectively. The rate of tax in relation to pre-tax income in 2002 is lower than the same period in 2001 because tax benefits from certain foreign net operating losses, which were previously fully reserved by a valuation allowance, were utilized for income tax purposes. The rate of tax in relation to pre-tax income in 2001 is higher than in 2002 because tax benefits from certain net operating losses were not utilized for income tax purposes.

6.  Legal Proceedings

    The Company is a defendant along with a number of other parties in approximately 240 lawsuits as of June 30, 2002 (approximately
    250 as of March 31, 2002) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The lead insurance carrier has informed the Company that the primary policy for the period
    July 1, 1972   July 1, 1975 has been exhausted and that the lead
    carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management is of the opinion that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

    On August 2, 2002, Societe Generale started a court action before the Commercial Court of Nanterre, France, claiming that Selas SAS, the Company's French subsidiary, has not paid the balance of its accounts under the overdraft facility with Societe Generale amounting to 259,343 Euros (approximately $265,023 as of August 12, 2002) plus interest and legal costs of up to 3,000 Euros. A hearing has been set for September 26, 2002. The Company believes that this amount is not yet due and that this matter can be resolved without further litigation.

    The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company's consolidated financial position, liquidity, or results of operations.



7.  Statements of Cash Flows

    Supplemental disclosures of               Six Months Ended
      cash flow information:              June 30,         June 30,
                                           2002              2001
    Interest received                   $   5,891       $   30,906
    Interest paid                       $ 176,050       $  333,750
    Income taxes paid                   $  51,374       $1,057,002

8.  Accounts Receivable

    At June 30, 2002, the Company had $2,431,111 of trade accounts receivable due from the major U.S. automotive manufacturers and $4,640,468 of trade accounts receivable due from hearing health manufacturers. The Company also had $140,000 in receivables from long-term contracts for customers in the steel industry in North America, Europe and Asia.

9.  Notes Payable and Long Term Debt

   On April 15, 2002, the Company entered into a second waiver amendment agreement for its domestic and foreign revolving credit and term loan facilities and obtained a new domestic supplemental credit facility in the amount of $5,000,000 to be used for additional domestic borrowing and for the issuance of advance payment guarantees. A subsequent amendment to the second waiver agreement reduced the amount of the supplemental credit facility to $4,000,000. The outstanding balance as of June 30, 2002 is $2,000,000.

10. Earnings (Loss) Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

                                            For the Three Months
                                             Ended June 30, 2002

                                 Income            Shares         Per Share
                                Numerator        Denominator         Amount
Basic Earnings Per Share

Income from continuing
  operations                   $ 405,330         5,119,214              $.08

Loss from discontinued
   operations                   (174,114)        5,119,214              (.03)

Income available to
  common shareholders          $ 231,216         5,119,214              $.05

Effect of Dilutive
  Securities

Stock options                         --            15,396                --

Diluted Earnings Per Share     $ 231,216         5,134,610              $.05





                                            For the Six Months
                                            Ended June 30, 2002

                                 Income            Shares         Per Share
                                Numerator        Denominator         Amount
Basic Earnings Per Share

Income from continuing
  operations                   $ 683,098         5,119,214              $.13

Loss from discontinued
  operations                    (590,280)        5,119,214              (.12)

Income available to
  common shareholders          $  92,818         5,119,214              $.01

Effect of Dilutive
  Securities

Stock options                         --             3,849                --

Diluted Earnings Per Share     $  92,818         5,123,063              $.01


                                           For the Three Months
                                           Ended June 30, 2001

                                Income           Shares            Per Share
                               Numerator       Denominator           Amount
Basic Earnings Per Share

Income from continuing
   operations                 $ 723,923          5,119,214              $.14

Loss from discontinued
   operations                  (589,121)         5,119,214              (.11)

Income available to
   common shareholders          134,802          5,119,214               .03

Effect of Dilutive
  Securities

Stock options                        --             23,702                --

Diluted Earnings Per Share    $ 134,802          5,142,916              $.03


                                           For the Six Months
                                           Ended June 30, 2001

                                Income           Shares             Per Share
                              Numerator        Denominator            Amount
Basic Earnings Per Share

Income from continuing
   operations                 $ 1,353,466        5,119,214             $ .26

Loss from discontinued
   operations                    (920,192)       5,119,214              (.17)

Income available to
  common shareholders             433,274        5,119,214               .09

Effect of Dilutive
  Securities

Stock options                          --           10,110                --

Diluted Earnings Per Share    $   433,274        5,129,324             $ .09


11. Business Segment Information

    The Company has three operating segments. The Company is engaged in providing engineered heat technology equipment and services to industries throughout the world, the manufacture of precision miniature medical and electronic products and the manufacture of original equipment for light trucks and vans. The results of operations and assets of these segments are prepared on the same basis as the condensed consolidated financial statements for the six months ended June 30, 2002 and 2001 and the consolidated financial statements included in the 2001 Form 10-K.

    The Company's reportable segments reflect separately managed, strategic business units that provide different products and services, and for which financial information is separately prepared and monitored.

                                              Segments
                                                 Tire        Precision
   For The                                     Holders,      Miniature
  Six Months                                   Lifts and    Medical and
    Ended                           Heat       Related       Electronic
June 30, 2002                    Technology    Products      Products


Sales, net                      $17,098,541   $ 8,848,736   $17,558,175

Net income
 (loss)                         $   200,296   $   549,250   $   430,996

Depreciation
  and amoriza-
  tion                          $   259,709   $    86,820   $ 1,255,202

Property, plant
  and equipment
  additions                     $    66,190   $   120,440   $   984,772

Total assets                    $24,471,610   $ 6,432,930   $41,749,133


                                          Segments - continued

   For The
  Six Months                 General
    Ended                    Corporate      Discontinued
June 30, 2002                Expenses        Operations         Total


Sales, net                                                    $43,505,452

Net income
  (loss)                      $(497,444)    $  (590,280)      $    92,818

Depreciation
  and amoriza-
  tion                               --              --       $ 1,601,731

Property, plant
  and equipment
  additions                          --              --       $ 1,171,402

Total assets                         --     $21,765,174       $94,418,847




                                             Segments
                                                Tire         Precision
  For the                                      Holders,      Miniature
 Six Months                                   Lifts and     Medical and
   Ended                           Heat        Related      Electronic
June 30, 2001                    Technology    Products      Products

Sales, net                       $19,931,622  $7,299,705    $21,257,413

Net income
  (loss)                         $ 1,275,169  $   (8,712)   $   456,760

Depreciation
  and amoriza-
  tion                           $   297,228   $  100,092   $ 1,658,623

Property, plant
  and equipment
  additions                      $   117,742  $    3,040    $   976,503

Total assets                     $25,701,629  $5,998,938    $42,556,958



                                        Segments - Continued

  For the
 Six Months                      General
   Ended                         Corporate    Discontinued
June 30, 2001                    Expenses      Operations    Total

Sales, net                             --              --  $48,488,740

Net income
  (loss)                        $(369,751)     $ (920,192) $   433,274

Depreciation
  and amoriza-
  tion                                 --              --  $ 2,055,943

Property, plant
  and equipment
  additions                            --              --  $ 1,097,285

Total assets                                  $20,379,749  $94,637,274








12. Revenue Recognition

    The following analysis provides a detail of revenue recognition methodology by segment for the six months ended June 30, 2002:

                                            Tire         Precision
                                          Holders,       Miniature
                                          Lifts and     Medical and
                           Heat           Related        Electronic
                        Technology        Products       Products      Total

    Upon Shipment     $ 4,557,857      $ 8,848,736   $17,558,175   $30,964,768

    Percentage of
      completion       12,540,684               --            --    12,540,684

    Total Revenue     $17,098,541       $ 8,848,736  $17,558,175   $43,505,452


13. Business Combinations and Goodwill and Other Intangible Assets

    As of January 1, 2002, the Company adopted SFAS No. 141, 'Business Combinations,' and SFAS No. 142, 'Goodwill and Other Intangible Assets.' SFAS No. 141 requires all business combinations entered into after June 30, 2001 to be accounted for under the purchase method. SFAS No. 142 sets forth new financial accounting and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified accounted for as a cumulative effect of a change in accounting principle.

    The Company has conducted transitional impairment testing with regards to its goodwill and has determined a potential impairment in the Precision Miniature Medical and Electronic Products segment. Further valuations will be completed by the fourth quarter, and the results will be reported in the Company's
    December 31, 2002 financial statements.

    In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1, 2002. The effect of adopting this new standard was to reduce amortization expense by approximately $390,000 and to increase net earnings by $336,000 (net of tax expense of $54,000) or $0.07 diluted earnings per share for the six months ended June 30, 2002. A reconciliation of previously reported net earnings (loss) and earnings (loss) per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:



                                                 Three Months Ended
                                              June 30,          June 30,
                                                2002              2001

    Reported net earnings                   $  231,000        $ 135,000
    Add:  goodwill amortization,
      net of tax                                    --          160,000
    Adjusted net earnings                   $  231,000        $ 295,000

    Basic earnings per share
      Reported net earnings                      $ .05             $.03
      Goodwill amortization, net of tax             --              .03
      Adjusted net earnings                      $ .05             $.06

    Diluted earnings per share
      Reported net earnings                      $ .05             $.03
      Goodwill amortization, net of tax             --              .03
      Adjusted net earnings                      $ .05             $.06





                                                    Six Months Ended
                                              June 30,          June 30,
                                                2002              2001

    Reported net earnings                   $   93,000        $ 433,000
    Add:  goodwill amortization,
      net of tax                                    --          314,000
    Adjusted net earnings                   $   93,000        $ 747,000

    Basic earnings per share
      Reported net earnings                      $ .01             $.09
      Goodwill amortization, net of tax             --              .06
      Adjusted net earnings                      $ .01             $.15

    Diluted earnings per share
      Reported net earnings                      $ .01             $.09
      Goodwill amortization, net of tax             --              .06
      Adjusted net earnings                      $ .01             $.15




Changes in the carrying amount of goodwill for the six months ended June 30, 2002 by operating segment in accordance with SFAS No. 141, are as follows:

                                      Segments
                                        Tire        Precision
                                      Holders,      Miniature
                                      Lifts and    Medical and
                           Heat       Related       Electronic
                        Technology    Products       Products        Total


Balance as of
  December 31, 2001    $ 1,004,741  $        --   $14,626,761    $15,631,502

Translation
  adjustment               145,306           --            --        145,306

Reclassification to
  other intangible
  assets                        --           --      (45,007)        (45,007)

Balance as of
  June 30, 2002        $ 1,150,047           --   $14,581,754    $15,731,801



 In connection with the adoption of SFAS No. 142, the Company reclassified certain costs to other intangible assets included in the following table.

 Patents and other intangible assets at June 30, 2002 and December 31, 2001, subject to amortization expense, are as follows:

                                         June 30, 2002
                          Carrying        Accumulated
                           Amount       Amortization            Net
   Patents               $  505,712       $  (505,712)      $      --
   Other intangible
     assets                 930,757          (618,691)        312,066

   Total                 $1,436,469       $(1,124,403)      $ 312,066




                                      December 31, 2001
                          Carrying        Accumulated
                           Amount         Amortization          Net
   Patents               $  505,712       $  (505,018)      $     694
   Other intangible
     assets                 802,252          (442,395)        359,857

   Total                 $1,307,964       $  (947,413)      $ 360,551


Amortization expense for patents and other intangible assets subject to amortization was approximately $109,000 for the six months ended June 30, 2002. Estimated amortization expense for each of the three succeeding years is $142,000, $131,000, $39,000, for years 2003 through 2005.

Patents and other intangible assets are classified in the caption 'Other Assets Including Patents, Less Amortization' on the consolidated balance sheet. The remaining balance in this account consists mainly of the cash surrender value on life insurance policies related to a supplemental pension plan and development costs.



PART I - FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In the fourth quarter of 2001, the Company initiated its plan to dispose of the Company's primary custom-engineered furnace business, Selas SAS (Paris), along with two other closely related subsidiaries Selas Italiana, S.r.L. (Milan) and Selas U.K. (Derbyshire). These subsidiaries form the Company's large custom-engineered furnaces division used primarily in the steel and glass industries worldwide. The furnaces engineered by this division are custom-engineered to meet customer specific requirements. These subsidiaries generated approximately $8.3 million and $8.9 million of revenue and a loss from operations of $590,000 and $920,000 for the six months ended June 30, 2002 and 2001, respectively. The Company has accounted for the plan to dispose of the subsidiaries as a discontinued operation and, accordingly, has reclassified the historical financial data of these subsidiaries. See further information in note 3 to the consolidated financial statements.

In accordance with SFAS No. 142, the Company has conducted transitional impairment testing with regards to its goodwill and has determined a potential impairment in the Precision Miniature Medical and Electronic Products segment. Further valuations will be completed by the fourth quarter and the results will be reported in the Company's December
31, 2002 financial statements.

Consolidated net sales decreased to $22.8 million and $43.5 million for the three and six months ended June 30, 2002 compared to $24.9 million and $48.5 million for the same periods ended June 30, 2001. Net sales for the heat technology segment decreased to $9.2 million and $17.1 million for the three and six months ended June 30, 2002 compared to $11 million and $19.9 million for the same periods in 2001. The decrease in sales in this segment was due in part to the timing of revenue recognized on a contract as well as delays by the customer partially offset by higher sales at Nippon Selas, the Company's Japanese subsidiary. Sales of smaller heat treating furnaces produced by the Company's CFR and Ermat subsidiaries were slightly higher due to an increase in backlog. CFR and Ermat manufacture small heat treating furnaces utilized in the glass and aluminum industries worldwide. Sales and earnings of heat treating contracts are recognized on the percentage-of-completion method and generally require more than twelve months to complete. Consolidated backlog for the heat technology segment decreased to $11.2 million at June 30, 2002 compared to $15.6 at the same time last year.
Sales of the Company's precision miniature medical and electronic products segment decreased to $8.7 million and $17.6 million for the three and six months ended June 30, 2002 compared to $10 million and $21.3 million for the same periods in 2001. Revenue decreased in the current periods compared to 2001 because of lower shipments of both component and system parts to the hearing health industry, lower sales of products to the medical infusion market and lower sales of thermistor and capacitor parts to the electronics and telecommunications industries. The Company's sales in this segment are affected by the telecommunication industry which continues its ongoing slump and the hearing health markets which have been flat for the last several years. Net sales of the tire holders, lifts and related products segment increased to $4.8 million and $8.9 million for the three and six months ended June 30, 2002 compared to $4 million and $7.3 million for the same periods in 2001. The increase in revenue was due to higher shipments of tire lifts to the Company's automotive customers reflecting, in part, the receipt of a new contract during the second half of 2001. Sales for the tire holders, lifts and related products segment for the second half of 2002 are expected to be lower than the first six months of the year due to the loss of a contract to supply tire lifts to one of its automotive customers. The Company continues to pursue tire lift orders for this and other customers during the year 2002.

The Company's gross profit margin as a percentage-of-sales decreased to 20.6% and 20.7% for the three and six month periods ended June 30, 2002 compared to 22.3% and 23% for the same periods in 2001. Gross profit margins for the heat technology segment decreased to 16.9% and 17.7% for the three and six months ended June 30, 2002 compared to 23.6% and 23% for the comparable periods in 2001. Heat technology gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions related to the project. The gross profit margins for the first six months of 2002 were impacted by revenue recognized on several contracts at CFR whose margins were not as profitable as those completed in 2001 and higher than usual costs on several orders completed by some of the Company's subsidiaries which supply replacement parts. Gross profit margins for the precision miniature medical and electronic products segment increased to 26.3% compared to 24.6% for the three month periods ended Jun 30, 2002 and decreased to 25.4% from 26.8% for the six month periods ended June 30, 2002 and 2001, respectively. The increase in the current quarter compared to 2001 was due, in part, to the amortization of goodwill which was included in the cost of sales in 2001 but has been discontinued in 2002 in accordance with current accounting standards. The margins in the first six months of 2002 were lower than 2001, despite the decrease in goodwill amortization in 2002, due to the mix of products sold between the periods, because hearing health component parts, for which revenues have been declining, have higher profit margins compared to some of the segment's other products, particularly hearing health system parts, for which sales have also decreased compared to the prior year. Gross profit margins for the tire holders, lifts and relate products segment increased to 17.2% and 17.4% for the three and six months ended June
30, 2002 compared to 13% and 12% for the same periods in 2001. The favorable result in the current year is due to an increase in efficiencies from higher production of tire lifts for the Company's automotive customers.

Selling, general and administrative expenses (SG&A) remained constant at $4.2 million for the quarters ended June 30, 2002 and 2001 and decreased to $8.2 million in 2002 from $8.7 million in 2001 for the six months then ended. The lower SG&A expenses were due to cost savings measures implemented by the Company during the current economic slowdown, primarily salary and headcount reductions.

Interest expense for the three and six months ended June 30, 2002 decreased to $117,000 and $200,000 compared to $139,000 and $293,000 for the same periods in 2001. The decrease was due to lower interest rates during the current year on higher average borrowings. Interest income for the quarter ended June 30, 2002 decreased to $8,000 compared to $14,000 for the same period in 2001. Interest income for the first six months of 2002 and 2001 remained constant at $23,000 which reflects interest imputed on a trade note receivable in 2002 offset by lower average cash balances available for investing in the current year.

Other income (expense) included realized and unrealized gains on foreign exchange of $203,000 and $165,000 for the three and six months ended June 30, 2002 compared with losses of $63,000 for three months and gains of $50,000 for the six months in 2001. Other income for the six months ended June 30, 2002 also included gains from the sale of investments of $83,000.

Consolidated income taxes for the six months ended June 30, 2002 and 2001 are $197,000 and $854,000 which result in effective tax rates of 22.3% and 38.6%, respectively. The rate of tax in relation to pre-tax income in 2002 is lower than the same period in 2001 because tax benefits from certain foreign net operating losses, which were previously fully reserved by a valuation allowance, were utilized for income tax purposes. The rate of tax in relation to pre-tax income in 2001 is higher than in 2002 because tax benefits from certain net operating losses were not utilized for income tax purposes.

Consolidated net income increased to $231,000 for the three months ended June 30, 2002 compared to $135,000 for the same period in 2001 and decreased to $93,000 compared to $433,000 for the six months ended June 30, 2002 and 2001, respectively. The improvement in the results of the second quarter despite the decrease in sales and lower gross profit margins was attributable to the discontinuation of goodwill amortization and gains on foreign exchange.

Discontinued operations generated losses of $174,000 and $590,000 for the three and six months ended June 30,2002 compared to losses of $589,000 and $920,000 for the same periods in 2001. The improvement in results for the current periods despite the lower sales in the current year was due to realized and unrealized gains on foreign exchange in the second quarter.

Liquidity and Capital Resources

Consolidated net working capital increased to $13.2 million at June 30, 2002 from $7 million at December 31, 2001. The main reason for this increase was the reclassification of assets and liabilities of discontinued operations as current based on the assumption of disposal within the next twelve months. Exclusive of this reclassification, consolidated net working capital decreased to $5.2 million at June 30, 2002. The decrease was due primarily to purchases of property and equipment and paydown of long term debt partially offset by borrowings to fund a prior acquisition. The major changes in the components of working capital for the period were lower cash and cash equivalent of $1.6 million, higher accounts receivable of $5.2 million, lower inventories of $.5 million, higher notes payable of $2.3 million, higher accounts payable of $3.2 million and lower customer advance payments on contracts of $.6 million. These changes relate mainly to the ongoing operations of the Company. As part of the ongoing operations of the Company, management periodically performs a strategic analysis of all assets of the Company to ensure that an appropriate rate of return is achieved from the invested capital.

On April 15, 2002, the Company entered into a second waiver amendment agreement for its domestic and foreign revolving credit and term loan facilities and obtained a new domestic supplemental credit facility in the amount of $5,000,000 to be used for additional domestic borrowing and for the issuance of advance payment guarantees. A subsequent amendment to the second waiver agreement reduced the amount of the supplemental credit facility to $4,000,000. See additional information in Note 9 to the 2001 Annual Report on Form 10-K.

During the first quarter of 1999, the Company implemented a program to repurchase up to 250,000 shares of its common stock, which at the time represented approximately 5% of its total shares outstanding. The shares have been purchased from time to time on the open market. As of June 30, 2002, the Company has repurchased a total of 152,190 shares of its common stock at a cost of $883,141.

The Company believes that its present working capital position, combined with funds expected to be generated from operations, the available borrowing capacity through its amended credit loan facilities, the potential sale of its large custom engineered furnace business, the curtailment of dividend payments and control of capital spending will be sufficient to meet its anticipated cash requirements for operating needs and capital expenditures for 2002.

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 143, 'Accounting for Asset Retirement Obligation,' which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Adoption is required for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company is in the process of analyzing the implications of SFAS 143 and does not believe that the adoption of this statement will have a material impact on the net earnings of the Company.

In April 2002, the FASB issued SFAS No. 145 'Rescission of FASB Statements Nos. 4,44 and 64, Amendment of FASB No. 14, and Technical Corrections.' The Statement rescinds or amends a number of existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS 145 is effective for transactions occurring after May 15, 2002. The Company is in the process of analyzing the implications of SFAS 145 and does not believe that the adoption of this statement wiil have a material impact on the net earnings of the Company.

In July 2002, the FASB issued SFAS No. 146, 'Accounting for Costs Associated with Exit or Disposal Activities.' This standard addresses the accounting and reporting for costs of so-called exit activities (including restructuring) and for the disposal of long-lived assets. The standard changes some of the criteria for recognizing a liability for these activities. It is effective beginning in 2003 with the liability recognition criteria under the standard applied prospectively. The Company is in the process of analyzing the potential impact of adoption on the accounting policies regarding exit and disposal activities and does not believe it will have a material impact on the net earnings of the Company.

Significant Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reported period.

Certain accounting estimates and assumptions are particularly sensitive because of their significance to the consolidated financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company's revenue recognition, discontinued operations and deferred taxes policies. These and other significant accounting policies are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 1 to the Company's 2001 financial statements contained in or incorporated by reference in the Company's Annual Report on Form 10-K for the year ending December 31, 2001.

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


Forward-Looking and Cautionary Statements

Certain statements herein that include forward-looking terminology such as "may", "will", "should", "expect", "anticipate", "believe", "estimate", "plan" or "continue" or the negative thereof or other variations thereon are, or could be deemed to be, "forward-looking statements" within the meaing of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements are affected by known and unknown risks, uncertainties and other factors that may cause the Company's actual results, performance or achievements to differ materially from the results, performance and achievements expressed or implied in the Company's forward-looking statements. These risks, uncertainties and factors include competition by competitors with more resources than the Company, foreign currency risks arising from the Company's foreign operations, the cyclical nature of the market for large heat technology contracts, fluctuations in the Company's results of operations, the Company's ability to maintain or enhance its technical capabilities, the general trend in recent years in the automobile and truck industry toward a reduction in the number of third-party suppliers and toward more integrated component suppliers, the Company's ability to continue to achieve automation and maintain its historical profit margins in the precision miniature medical and electronics business particularly as the technology of hearing instruments changes and as the business expands into other product lines, the effects of unfavorable conditions in the hearing health market and the impact of the Asian economic situation on the Company's precision minature medical and electronics business and the Company's ability to pay interest and principal on its indebtedness or obtain new or additional debt or equity financing. These and other risks, uncertainties and other factors are described elsewhere in this Report or in the Company's filings with the Securities and Exchange Commission, including its Annual Report on Form 10-K for the year ended December 31, 2001.

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




                      PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

    See note 6 to the Consolidated Financial Statements.


ITEM 4.  Submission of Matters to a Vote of Security Holders

The 2002 Annual Meeting of Shareholders of the Company was held on May
10, 2002.

At the 2002 Annual Meeting:

    (i) Messrs. John H. Duerden and Robert N. Masucci were elected to the Board of Directors of the Company for terms expiring at the 2005 Annual Meeting. In such elections, 4,263,584 votes were cast for Mr. Duerden and 4,194,484 votes were cast for Mr. Masucci. Under
Pennsylvania law, votes cannot be cast against a candidate. Proxies filed at the 2002 Annual Meeting by the holders of 316,027 shares withheld authority to vote for Mr. Duerden and those filed by the holders of 385,127 shares withheld authority to vote for Mr. Masucci.
No "broker nonvotes" were received at the 2002 Annual Meeting with respect to the election of directors. The terms of the following directors continued after the Annual Meeting: Frederick L. Bissinger, Nicholas
A. Giordano, Mark S. Gorder and Michael J. McKenna.

    (ii) 4,526,576 shares were voted in favor of ratifying the appointment of KPMG LLP as the Company's auditors for 2002 and 49,854 shares were voted against such proposal. Proxies filed at the 2002 Annual Meeting by the holders of 3,181 shares instructed the proxy holders to abstain from voting on such proposal. No "broker nonvotes" were received at the 2002 Annual Meeting with respect to this proposal.


ITEM 6.  Exhibits and Reports on Form 8-K

Selas Corporation of America filed a current report on Form 8-K/A on April 24, 2002 to file the Second Waiver Amendment Agreement.




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

                                           SELAS CORPORATION OF AMERICA
                                                  (Registrant)





Date:     August 13, 2002
                                               Francis A. Toczylowski
                                            Vice President, Treasurer and
                                                    Secretary
                                            (Principal Financial Officer)