Form 10-Q
period 2002-09-30
SELAS CORP OF AMERICA
filed 2002-11-15
CIK 88790

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549

                                         FORM 10-Q


(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED     SEPTEMBER 30, 2002

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


COMMON SHARES, $1.00 PAR VALUE            5,119,214 (exclusive of 515,754
            CLASS                                 treasury shares)
                                           OUTSTANDING AT NOVEMBER 8, 2002



                                SELAS CORPORATION OF AMERICA


                                         I N D E X


                                                                Page
                                                               Number


PART I:  FINANCIAL INFORMATION


        Item 1.  Financial Statements

           Consolidated Balance Sheets as of
           September 30, 2002 and December 31, 2001            3, 4

           Consolidated Statements of Operations for
           the Three Months Ended September 30, 2002 and 2001  5

           Consolidated Statements of Operations for
           the Nine Months Ended September 30, 2002 and 2001   6

           Consolidated Statements of Cash Flows for
           the Nine Months Ended September 30, 2002 and 2001   7

           Consolidated Statement of Shareholders' Equity
           for the Nine Months Ended September 30, 2002        8

           Notes to Consolidated Financial Statements          9-19


        Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results of
                 Operations                                    20-25


        Item 3.  Quantitative and Qualitative Disclosures
                 About Market Risk                             25

        Item 4.   Controls and Procedures                      25


PART II: OTHER INFORMATION


        Item 1.  Legal Proceedings                             26

        Item 6.  Exhibits and Reports on Form 8-K              26

        Item 99. Certifications                                31-32





                                SELAS CORPORATION OF AMERICA

                                Consolidated Balance Sheets
                                           Assets

                                                    September 30, December 31,
                                                       2002          2001
                                                    (Unaudited)    (Audited)
Current assets

Cash, including cash equivalents of
  $407,000 in 2002 and $391,000 in 2001             $ 2,579,368     $ 3,636,673

Accounts receivable (including unbilled
  receivables of $1,986,000 in 2002
  and $1,857,000 in 2001, less allowance
  for doubtful accounts of $691,000 in
  2002 and $456,000 in 2001)                         19,252,446      17,376,784

Inventories                                          12,571,453      13,810,209

Deferred income taxes                                 1,848,622       1,521,809

Other current assets                                  2,175,256       1,033,689

Assets of discontinued operations                     7,527,417              --

    Total current assets                             45,954,562      37,379,164

Property, plant and equipment

  Land                                                  554,944         554,943

  Buildings                                           7,225,070       7,143,408

  Machinery and equipment                            34,147,754      32,502,680

                                                     41,927,768      40,201,031

Less:  Accumulated depreciation                      27,672,460      25,621,190

       Net property, plant and equipment             14,255,308      14,579,841

Assets of discontinued operations                            --      16,773,442

Excess of cost over net assets of acquired
  subsidiaries, less accumulated amortiza-
  tion of $4,531,000 in 2002 and
  $4,562,000 in 2001                                 15,717,312      15,631,502

Deferred income taxes                                   138,148         350,014

Other assets including patents, less
  amortization                                        1,613,131       1,523,320

                                                    $77,678,461     $86,237,283

            (See accompanying notes to the consolidated financial statements)



                                SELAS CORPORATION OF AMERICA

                                Consolidated Balance Sheets
                            Liabilities and Shareholders' Equity


                                                    September 30,  December 31,
                                                         2002        2001
Current liabilities                                  (Unaudited)    (Audited)

  Notes payable                                      $ 10,087,175  $ 9,422,202

  Current maturities of long-term debt                  1,549,237    1,496,033

  Accounts payable                                     12,735,716   10,232,880

  Federal, state and foreign income taxes                 411,610      461,393

  Customers' advance payments on contracts              2,091,348    2,809,988

  Guarantee obligations and estimated costs
    of service                                          1,195,065      878,952

  Other accrued liabilities                             5,963,795    5,100,021

  Liabilities of discontinued operations                4,470,942           --

      Total current liabilities                        38,504,888   30,401,469

Long-term debt                                          3,104,607    3,214,934

Other postretirement benefit obligations                3,918,570    3,878,948

Liabilities of discontinued operations                         --   10,137,315

Contingencies and commitments

Shareholders' equity

  Common shares, $1 par; 10,000,000 shares
    authorized; 5,634,968 shares issued                 5,634,968    5,634,968

  Additional paid-in capital                           12,012,541   12,012,541

  Retained earnings                                    16,886,919   23,297,747

 Accumulated other comprehensive (loss)                (1,118,954)  (1,075,561)

  Less:  515,754 common shares held
         in treasury, at cost                          (1,265,078)  (1,265,078)


      Total shareholders' equity                       32,150,396   38,604,617


                                                      $77,678,461  $86,237,283



             (See accompanying notes to the consolidated financial statements)





                                SELAS CORPORATION OF AMERICA
                           Consolidated Statements of Operations
                                        (Unaudited)


                                                    Three Months Ended
                                              September 30,    September 30,
                                                   2002            2001

Sales, net                                     $18,994,528     $18,695,667

Operating costs and expenses
  Cost of sales                                 15,656,846      15,393,327
  Selling, general and administrative
    Expenses                                     4,680,260       4,369,676

Operating loss                                  (1,342,578)     (1,067,336)

  Interest (expense)                              (201,373)       (133,535)
  Interest income                                    9,413          11,399
  Other income (expense), net                      156,114        (156,754)

Loss from continuing operations
  before income taxes                           (1,378,424)     (1,346,226)

Income taxes                                      (151,915)       (552,721)

Loss from continuing operations                 (1,226,509)       (793,505)

Loss from discontinued operations, net of
  income tax benefit                            (5,277,137)       (582,912)


Net loss                                       $(6,503,646)    $(1,376,417)


Loss per share

  Basic
    Continuing operations                            $(.24)          $(.16)
    Discontinued operations                          (1.03)           (.11)

                                                    $(1.27)          $(.27)

Average shares outstanding

  Basic                                          5,119,000       5,119,000


Comprehensive loss                             $(6,612,600)    $(1,083,640)



             (See accompanying notes to the consolidated financial statements)




                                SELAS CORPORATION OF AMERICA
                           Consolidated Statements of Operations
                                        (Unaudited)

                                                      Nine Months Ended
                                                  September 30,  September 30,
                                                      2002          2001

Sales, net                                         $62,499,980   $67,184,407

Operating costs and expenses
  Cost of sales                                     50,148,109    52,741,679
  Selling, general and administrative
    Expenses                                        12,891,686    13,091,371


Operating income (loss)                               (539,815)    1,351,357

  Interest (expense)                                  (401,267)     (426,667)
  Interest income                                       32,596        33,951
  Other income (expense), net                          409,893       (97,327)

Income (loss) from continuing operations
  before income taxes                                 (498,593)      861,314

Income taxes                                            44,819       301,353

Income (loss) from continuing operations              (543,412)      559,961

Loss from discontinued operations, net of
  income taxes                                      (5,867,416)   (1,503,104)


Net loss                                          $ (6,410,828)  $  (943,143)


Earnings (loss) per share

  Basic
    Continuing operations                                $(.10)         $.11
    Discontinued operations                              (1.15)         (.29)
                                                        $(1.25)        $(.18)

Average shares outstanding

  Basic                                              5,119,000     5,119,000


Comprehensive loss                                 $(6,454,221)   $ (794,424)



             (See accompanying notes to the consolidated financial statements)



                                SELAS CORPORATION OF AMERICA
                           Consolidated Statements of Cash Flows
                                        (Unaudited)

                                                     Nine Months Ended
                                                  September 30, September 30,
                                                     2002           2001
Cash flows from operating activities:
  Net loss                                       $ (6,410,828)  $  (943,143)
 Adjustments to reconcile net loss
  to net cash provided (used) by operating
  activities:
   Depreciation and amortization                    2,376,445     3,102,830
   (Gain) loss on sale of property and
     equipment                                          1,225        (1,271)
   Deferred taxes                                        (349)     (634,333)
   Changes in operating assets and
    liabilities:
     Increase in accounts receivable               (1,619,958)   (1,490,028)
    (Increase) decrease in inventories              1,418,500    (2,360,055)
    (Increase) decrease in other assets               449,928      (255,950)
     Increase in accounts payable                   3,400,252       296,548
     Increase in accrued expenses                   1,061,710       615,693
     Increase (decrease) in customer advances      (1,220,921)    1,956,067
     Increase in other liabilities                     27,371       376,926
         Net cash provided (used) by
         operating activities                        (516,625)      663,284
         Net cash provided (used) by
         discontinued operations                    1,194,972      (976,988)
           Net cash provided (used) by
             operations                               678,347      (313,704)

Cash flows from investing activities:
 Purchases of property, plant and equipment        (1,729,393)   (1,439,751)
 Proceeds from sale of property, plant
  and equipment                                        11,773        11,136
 Acquisition of subsidiary companies, net of
  cash acquired                                                     (68,143)
   Net cash (used) by investing
             activities                            (1,717,620)   (1,496,758)

Cash flows from financing activities:
 Proceeds from short-term bank borrowings           1,514,624     4,162,333
 Proceeds from long-term bank borrowings                   --     2,136,343
 Proceeds from borrowings to acquire
  subsidiary company                                  277,624       672,136
 Repayments of short-term bank borrowings            (966,488)   (2,875,159)
 Repayments of long-term debt                        (999,487)   (1,945,752)
 Payment of dividends                                      --      (691,349)
          Net cash provided (used) by
             financing activities                    (173,727)    1,458,552

Effect of exchange rate changes on cash               155,695       (91,355)

Net decrease in cash and cash
 equivalents                                       (1,057,305)     (443,265)
Cash and cash equivalents, beginning of
 period                                             3,636,673     3,782,359
Cash and cash equivalents, end of period          $ 2,579,368   $ 3,339,094


           (See accompanying notes to the consolidated financial statements)




                                SELAS CORPORATION OF AMERICA
                       Consolidated Statement of Shareholders' Equity
                            Nine Months Ended September 30, 2002
                                        (Unaudited)


                              Common Stock               Additional
                        Number of                          Paid-in
                         Shares           Amount           Capital

Balance January 1,
   2002                 5,634,968        $5,634,968      $12,012,541

Net loss                       --                --               --
Foreign currency
  translation gain             --                --               --
Derivative financial
  instrument fair
  value adjustment             --                --               --
Comprehensive loss             --                --               --

Balance September 30,
   2002                 5,634,968        $5,634,968       $12,012,541

                                              Accumulated
                                                 Other
                          Retained           Comprehensive       Comprehensive
                          Earnings            Income (Loss)       Income (Loss)

Balance January 1,
  2002                    $23,297,747          $(1,075,561)
Net loss                   (6,410,828)                            $ (6,410,828)
Foreign currency
  translation loss                 --              (79,604)            (79,604)
Derivative financial
  instrument fair
  value adjustment                 --               36,211              36,211
Comprehensive loss                 --                   --          $6,454,221

Balance September 30,
   2002                   $16,886,919          $(1,118,954)

                                                   Total
                              Treasury           Shareholders'
                               Stock               Equity

Balance January 1,
  2002                       $(1,265,078)        $38,604,617
Net loss                              --          (6,410,828)
Foreign currency
  Translation loss                    --             (79,604)
Derivative financial
  instrument fair value
  adjustment                          --              36,211
Comprehensive income                  --                  --

Balance September 30,
  2002                       $(1,265,078)        $32,150,396


        (See accompanying notes to the consolidated financial statements)



                                SELAS CORPORATION OF AMERICA

                               PART I - FINANCIAL INFORMATION

ITEM 1.  Notes to Consolidated Financial Statements (Unaudited)

1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of September 30, 2002 and December 31, 2001, and the consolidated results of its operations for the three and nine months ended September 30, 2002 and 2001 and consolidated statements of shareholders' equity and cash flows for the nine months then ended.

2. The accounting policies followed by the Company are set forth in note 1 to the Company's financial statements in the 2001 Selas Corporation of America Annual Report.

    In October 2001, the FASB issued SFAS No. 144, 'Accounting for the Impairment or Disposal of Long-Lived Assets', which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and the disposal of a segment of a business. The Company adopted the statement as of January 1, 2002, which did not have a material impact on the net earnings of the Company.

    In July 2001, the Financial Accounting Standards Board 'FASB'issued Statement of Financial Accounting Standards 'SFAS' No. 143, 'Accounting for Asset Retirement Obligation,' which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. Adoption is required for fiscal years beginning after June 15, 2002, with earlier adoption encouraged. The Company is in the process of analyzing the implications of SFAS No. 143 and does not believe that the adoption of this statement will have a material impact on the net earnings of the Company.

    In April 2002, the FASB issued SFAS No. 145 'Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB No. 14, and Technical Corrections.' The Statement rescinds or amends a number of existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No.145 is effective for transactions occurring after May 15, 2002. There has been no impact on the Company's consolidated financial statements.

    In July 2002, the FASB issued SFAS No. 146, 'Accounting for Costs Associated with Exit or Disposal Activities.' This standard addresses the accounting and reporting for costs of so-called exit activities (including restructuring) and for the disposal of long-lived assets. The standard changes some of the criteria for recognizing a liability for these activities. It is effective beginning in 2003 with the liability recognition criteria under the standard applied prospectively. The Company is in the process of analyzing the potential impact of adoption on the accounting policies regarding the exit and disposal activities.

3.  Discontinued Operations

     In the fourth quarter of 2001, the Company initiated its plan to dispose of the Company's primary custom-engineered furnace business, Selas SAS (Paris), along with two other closely related subsidiaries, Selas Italiana, S.r.L. 'Milan' and Selas U.K.(Derbyshire). These subsidiaries form the Company's large custom-engineered furnaces division used primarily in the steel and glass industries worldwide. The furnaces engineered by this division are custom-engineered to meet customer specific requirements. These subsidiaries generated approximately $11.1 million and $11.6 million of revenue and a loss from discontinued operations of $5.9 million and $1.5 million for the nine months ended September 30, 2002 and 2001, respectively. The Company has accounted for the plan to dispose of the subsidiaries as a discontinued operation and accordingly, has reclassified the historical financial data of these subsidiaries.

     In October 2002, the Company entered into an agreement with Andritz AG to sell most of the intellectual property, operating assets and certain liabilities of its discontinued large custom engineered furnace business operated by its wholly owned subsidiaries Selas SAS and Selas UK. The sale is contingent upon certain conditions which are expected to be fulfilled in the fourth quarter.

     The Company anticipates paying the discontinued operations long-term debt of $1.8 million and notes payable of $5.9 million and, therefore, has classified these amounts as continuing operations as of September 30, 2002.

     These consolidated financial statements have been restated to reflect the Company's presentation of discontinued operations.



4.   Inventories consist of the following:




                                             September 30,    December 31,
                                                  2002           2001


     Raw material                             $ 4,164,684    $ 4,593,829
     Work-in-process                            4,020,695      4,855,037
     Finished products and components           4,386,074      4,361,343


                                              $12,571,453    $13,810,209


5.  Income Taxes

    Income taxes for the nine months ended September 30, 2002 and 2001 were $45,000 and $301,000 which resulted in effective tax rates of (9.0)% and 35.0%, respectively. The rate of tax in relation to pre-tax loss in 2002 results from foreign operating losses that are fully reserved by a valuation allowance while domestic operations have reportable taxable income. The rate of tax in relation to pre-tax income in 2001 is high because tax benefits from certain net operating losses were not utilized for income tax purposes.

6.  Legal Proceedings

    The Company is a defendant along with a number of other parties in approximately 253 lawsuits as of December 31, 2001 (approximately 100 as of December 31, 2000) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation.
    The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

    In August 2002, a French bank initiated court action claiming the unpaid balance of its overdraft facility was due. This matter was subsequently resolved with the Company and the court action was withdrawn without any material impact on the Company.

    The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company's consolidated financial position, liquidity, or results of operations.



7.  Statements of Cash Flows

                                              Nine Months Ended
                                        September 30,   September 30,
                                           2002             2001

    Interest received                   $    6,469      $   33,922
    Interest paid                       $  278,409      $  463,119
    Income taxes paid                   $  318,644      $1,534,496

8.  Accounts Receivable

    At September 30, 2002, the Company had $2,079,000 of trade accounts receivable due from major U.S. automotive manufacturers and $3,664,000 of trade accounts receivable due from hearing health manufacturers.

9.  Notes Payable and Long Term Debt

   On April 15, 2002, the Company entered into a second waiver amendment agreement for its domestic and foreign revolving credit and term loan facilities and obtained a new domestic supplemental credit facility in the amount of $5,000,000 to be used for additional domestic borrowing and for the issuance of advance payment guarantees. A subsequent amendment to the second waiver agreement reduced the amount of the supplemental credit facility to $2,000,000 and waived certain restrictive covenants.

10. Earnings (Loss) Per Share

    The following table sets forth the computation of basic and diluted earnings per share:

                                            For the Three Months
                                          Ended September 30, 2002
                                 Income            Shares         Per Share
                                Numerator        Denominator         Amount

Basic Earnings Per Share

 (Loss) from continuing
  operations                   $ (1,226,509)     5,119,214             $(.24)

 (Loss) from discontinued
   operations                    (5,277,137)     5,119,214             (1.03)


 (Loss) available to
  common shareholders          $ (6,503,646)     5,119,214            $(1.27)


                                            For the Nine Months
                                          Ended September 30, 2002
                                 Income            Shares         Per Share
                                Numerator        Denominator         Amount

Basic Earnings Per Share

(Loss) from continuing
  operations                   $  (543,412)      5,119,214            $ (.10)

(Loss) from discontinued
  operations                    (5,867,416)      5,119,214             (1.15)


(Loss) available to
  common shareholders          $(6,410,828)      5,119,214            $(1.25)


                                            For the Three Months
                                          Ended September 30, 2001
                                 Income            Shares         Per Share
                                Numerator        Denominator         Amount

Basic Earnings Per Share

(Loss) from continuing
  operations                   $   (793,505)     5,119,214             $(.16)

(Loss) from discontinued
   operations                      (582,912)     5,119,214              (.11)


(Loss) available to
  common shareholders          $ (1,376,417)     5,119,214            $ (.27)



                                            For the Nine Months
                                          Ended September 30, 2001
                                 Income            Shares         Per Share
                                Numerator        Denominator         Amount

Basic Earnings Per Share

Income from continuing
  operations                   $   559,961       5,119,214            $  .11

(Loss) from discontinued
  operations                    (1,503,104)      5,119,214              (.29)


(Loss) available to
  common shareholders          $  (943,143)      5,119,214            $ (.18)






11. Business Segment Information

    The Company has three operating segments. The Company is engaged in providing engineered heat technology equipment and services to industries throughout the world, the manufacture of precision miniature medical and electronic products and the manufacture of original equipment for light trucks and vans. The results of operations and assets of these segments are prepared on the same basis as the condensed consolidated financial statements for the nine months ended Sept 30, 2002 and 2001 and the consolidated financial statements included in the Company's 2001 Annual Report on Form 10-K.

    The Company's reportable segments reflect separately managed, strategic business units that provide different products and services, and for which financial information is separately prepared and monitored.

                                              Segments

                                                 Tire         Precision
   For The                                     Holders,       Miniature
  Nine Months                                  Lifts and     Medical and
    Ended                           Heat       Related        Electronic
September 30, 2002               Technology    Products        Products

Sales, net                       $23,490,000  $12,881,000   $26,129,000

Net income
 (loss)                         $(1,066,000)  $   814,000   $   460,000

Depreciation
  and amortiza-
  tion                          $   336,000   $   130,000   $ 1,910,000

Property, plant
  and equipment
  additions                     $    95,000   $   200,000   $ 1,434,000

Total assets                    $23,296,000   $ 6,642,000   $40,213,000


                                          Segments   continued

   For The
  Nine Months                 General
    Ended                     Corporate     Discontinued
September 30, 2002            Expenses       Operations         Total


Sales, net                                                    $62,500,000

Net income
  (loss)                      $ (751,000)   $(5,868,000)      $(6,411,000)

Depreciation
  and amortiza-
  tion                                --             --       $ 2,376,000

Property, plant
  and equipment
  additions                           --             --       $ 1,729,000


Total assets                          --    $ 7,527,000       $77,678,000


                                             Segments

                                                Tire         Precision
  For the                                      Holders,      Miniature
 Nine Months                                  Lifts and     Medical and
   Ended                           Heat        Related      Electronic
September 30, 2001              Technology    Products      Products

Sales, net                       $26,752,000  $11,131,000   $29,301,000

Net income
  (loss)                         $   457,000  $   374,000   $   385,000

Depreciation
  and amortiza-
  tion                           $   449,000   $   150,000  $ 2,504,000

Property, plant
  and equipment
  additions                      $   172,000  $    21,000   $ 1,247,000

Total assets                     $27,183,000  $ 6,364,000   $43,069,000



                                        Segments   continued


  For the
 Nine Months                   General
   Ended                      Corporate       Discontinued
September 30, 2001             Expenses        Operations     Total
Sales, net                             --              --  $67,184,000
Net income
  (loss)                        $(656,000)    $(1,503,000) $  (943,000)


Depreciation
  and amortiza-
  tion                                 --              --  $ 3,103,000


Property, plant
  and equipment
  additions                            --              --  $ 1,440,000


Total assets                           --     $22,648,000  $99,264,000









12. Revenue Recognition

    The following analysis provides a detail of revenue recognition methodology by segment for the nine months ended September 30, 2002:

                                            Tire         Precision
                                          Holders,       Miniature
                                          Lifts and     Medical and
                           Heat           Related        Electronic
                        Technology        Products        Products        Total

    Upon Shipment      $ 6,778,000      $12,881,000   $26,129,000    $45,788,000

    Percentage of
      completion        16,712,000                --            --    16,712,000

    Total Revenue      $23,490,000       $12,881,000   $26,129,000   $62,500,000


13. Business Combinations and Goodwill and Other Intangible Assets

    As of January 1, 2002, the Company adopted SFAS No. 141, 'Business Combinations,' and SFAS No. 142, 'Goodwill and Other Intangible Assets.' SFAS No. 141 requires all business combinations entered into after September 2001 to be accounted for under the purchase method. SFAS No. 142 sets forth new financial accounting and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill be separately disclosed from other intangible assets in the statement of financial position, and no longer amortized but tested for impairment on a periodic basis. The provisions of this accounting standard also require the completion of a transitional impairment test within six months of adoption, with any impairments identified accounted for as a cumulative effect of a change in accounting principle.

    The Company has conducted transitional impairment testing with regards to its goodwill and has determined a potential impairment in the Precision Miniature Medical and Electronic Products segment. Further valuations will be completed by the fourth quarter, and the results will be reported in the Company's December 31, 2002 annual financial statements.

    In accordance with SFAS No. 142, the Company discontinued the amortization of goodwill effective January 1,2002. The effect of adopting this new standard was to reduce amortization expense by approximately $581,000 and to increase net earnings by $499,000 (net of tax expense of $82,000) or $.10 diluted earnings per share for the nine months ended September 30, 2002.
    A reconciliation of previously reported net earnings (loss) and earnings
    (loss) per share to the amounts adjusted for the exclusion of goodwill amortization net of the related income tax effect follows:


                                                 Three Months Ended
                                            September 30,    September 30,
                                                2002              2001

    Reported net loss                       $(6,504,000)      $(1,376,000)
    Add:  goodwill amortization,
      net of tax                                     --           183,000
    Adjusted net loss                       $(6,504,000)      $(1,193,000)

    Basic loss per share
      Reported net loss                          $(1.27)           $(.27)
      Goodwill amortization, net of tax              --              .04
      Adjusted net loss                          $(1.27)           $(.23)


                                                    Nine Months Ended
                                            September 30,     September 30,
                                                2002              2001

    Reported net loss                       $(6,411,000)      $ (943,000)
    Add:  goodwill amortization,
      net of tax                                     --          497,000
    Adjusted net loss                       $(6,411,000)      $ (466,000)

    Basic loss per share
      Reported net loss                          $(1.25)           $(.18)
      Goodwill amortization, net of tax              --              .10
      Adjusted net loss                          $(1.25)           $(.08)




Changes in the carrying amount of goodwill for the nine months ended September 30, 2002 by operating segment in accordance with SFAS No. 142, are as follows:

                                               Segments
                                        Tire        Precision
                                      Holders,      Miniature
                                      Lifts and    Medical and
                           Heat       Related       Electronic
                        Technology    Products       Products       Total


Balance as of
  December 31, 2001     $ 1,004,741  $        --   $14,626,761   $15,631,502

Translation
  adjustment                139,889            --           --       139,889

Reclassification to
  other intangible
  assets                        --            --       (54,079)      (54,079)

Balance as of
  September 30, 2002    $ 1,144,630            --  $14,572,682   $15,717,312


 In connection with the adoption of SFAS No. 142, the Company reclassified certain costs to other intangible assets included in the following table.

 Patents and other intangible assets at September 30, 2002 and December 31, 2001, subject to amortization expense, are as follows:

                                      September 30, 2002
                          Carrying        Accumulated
                           Amount         Amortization         Net
   Patents               $  505,712       $  (505,712)      $      --
   Other intangible
     assets                 954,764          (681,341)        273,423

   Total                 $1,460,476       $(1,187,053)      $ 273,423




                                      December 31, 2001
                          Carrying        Accumulated
                           Amount         Amortization          Net
   Patents               $  505,712       $  (505,018)      $     694
   Other intangible
     assets                 802,252          (442,395)        359,857

   Total                 $1,307,964       $  (947,413)      $ 360,551


Amortization expense for patents and other intangible assets subject to amortization was approximately $123,000 for the nine months ended September 30, 2002. Estimated amortization expense for each of the five succeeding years is $172,000, $101,000, $-0-, $-0- and $-0- for years 2003 through 2007.

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


PART I - FINANCIAL INFORMATION

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

In the fourth quarter of 2001, the Company initiated its plan to dispose of the Company's primary custom-engineered furnace business, Selas SAS (Paris), along with two other closely related subsidiaries Selas Italiana, S.r.L. (Milan) and Selas U.K. (Derbyshire). These subsidiaries form the Company's large custom-engineered furnaces division used primarily in the steel and glass industries worldwide. The furnaces engineered by this division are custom-engineered to meet customer specific requirements. These subsidiaries generated approximately $11.1 million and $11.6 million of revenue and a loss from operations of $5.9 million and $1.5 million for the nine months ended September 30, 2002 and 2001, respectively. The Company has accounted for the plan to dispose of the subsidiaries as a discontinued operation and, accordingly, has reclassified the historical financial data of these subsidiaries. See further information in note 3 to the consolidated financial statements.

Discontinued operations generated losses of $5,277,000 and $5,867,000 for the three and nine months ended September 30, 2002 compared to losses of $583,000 and $1,503,000 for the same periods in 2001. During the quarter ended September 30, 2002 several contracts were negatively impacted by cost overruns that are not recoverable. Also, certain assets were written-down as their ultimately recoverability has become doubtful due to the pending sale of the business. Additionally, the Company has listed the large furnace businesses headquarter building for sale and wrote down the carrying value to its estimated net realizable value. In October 2002, the Company entered into an agreement to sell most of the intellectual property, operating assets and liabilities of its discontinued operations. The sale is contingent upon certain conditions that are expected to be fulfilled in the fourth quarter of 2002.

In accordance with SFAS No. 142, the Company has conducted transitional impairment testing with regards to its goodwill and has determined a potential impairment in the Precision Miniature Medical and Electronic Products segment. Further valuations will be completed by the fourth quarter of 2002 and the results will be reported on in the Company's December 31, 2002 financial statements.

Consolidated net sales for the three months ended September 30, were as follows 'in thousands':

                                                      2002        2001    Change

Heat Technology                                     $6,392      $6,821     (429)
Tire Holders, Lifts and Related Products             4,032       3,831      201
Precision Miniature Medical
and Electronic Products                              8,571       8,044      527

Total                                               18,995      18,696      299


Consolidated net sales for the nine months ended September 30, were as follows (in thousands):

                                                      2002        2001    Change

Heat Technology                                    $23,490     $26,752   (3,262)
Tire Holders, Lifts and Related Products            12,881      11,131    1,750
Precision Miniature Medical and Electronic
products                                            26,129      29,301   (3,172)

Total                                               62,500      67,184   (4,684)


Heat technology segment sales continue to be impacted by the poor worldwide economy for capital goods, both in the current quarter and year-to-date. We expect this trend to continue into the fourth quarter. Tire Holders, Lifts and Related Products sales are within the North American automotive market and have benefited from a much stronger than expected market. We expect market demand will continue being strong through the fourth quarter. While Precision Miniature Medical and Electronic (Precision) products sales for the quarter ended September 30, 2002 were up over the same year-ago period, this was partially due to weak sales in last year's third quarter. Year-to-date sales for the Precision products have suffered from a slump in its primary markets, including the hearing health market, electronics and telecommunications. We expect this trend to continue for the remainder of 2002.
Gross margin for the three months ended September 30 was as follows
(in thousands):

                                                      2002        2001    Change

Heat Technology                                       $664        $462       202
Tire Holders, Lifts and Related Products               767         754        13
Precision Miniature Medical and Electronic
products                                             1,906       2,086     (180)

Total                                                3,337       3,302        35

Gross margin for the nine months ended September 30 was as follows
(in thousands):

                                                      2002        2001    Change

Heat Technology                                     $3,691      $5,035   (1,344)
Tire Holders, Lifts and Related Products             2,304       1,628      676
Precision Miniature Medical and Electronic
products                                             6,356       7,780   (1,424)

Total                                               12,351      14,443   (2,092)




Gross margin, as a percent of segment sales for both the quarter ended and year-to-date (YTD) for the nine months ended September 30, were as follows:

                                 2002               2001              Change
                          Quarter      YTD   Quarter      YTD   Quarter      YTD
Heat Technology              10.4     15.7       6.8     18.8     3.6      (3.1)
Tire Holders, Lifts
and Related Products         19.0     17.9      19.7     14.6     (0.7)     3.3
Precision Miniature
Medical and Electronic
products                     22.2     24.3      25.9     26.6     (3.7)    (2.3)

Total                        17.6     19.8      17.7     21.5     (0.1)    (1.7)

Heat Technology gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions related to the project. The gross profit margins for both the quarter and nine months ended September 30, 2002 were impacted by revenue recognized on several glass furnace contracts whose margins were not as profitable as those completed in 2001 and higher than usual costs on several orders completed by some of the Company's subsidiaries which supply replacement parts. Margins for the quarter ended September 30, 2001 were also adversely impacted by glass furnace contracts.

For the nine months ended September 30, 2002,gross margins in the Tire Holders, Lifts and Related Products segment are higher due to the stronger sales volume to cover fixed costs. The high margins in the quarter ended September 30, 2001 were due to product mix.

The gross margin in the Precision Miniature Medical and Electronic products segment benefited from new accounting standards whereby goodwill is no longer amortized. Despite the decrease in goodwill amortization in 2002, the gross margin declined due to competitive pricing pressures in the hearing health, telecommunications, and electronic components markets.

Selling, general and administrative expenses (SG&A) for the quarter and nine months ended September 30, 2002 and 2001 were:

                                 2002                2001              Change
                          Quarter      YTD   Quarter      YTD   Quarter      YTD

Dollars (thousands)        $4,680  $12,892    $4,370  $13,091      $310   $(199)

Percent of Sales            24.6%    20.6%     23.4%    19.5%      1.3%     1.1%


The lower SG&A expenses in the nine-months ended September 30, 2002, compared to the same year-ago period were due to cost savings measures implemented by the Company during the current economic slowdown, primarily salary and headcount reductions. SG&A expense for the quarter ended September 30, 2002 increased compared with the prior year's third quarter primarily due to the write-off of a $684,000 receivable from a European Heat Technology customer who has filed bankruptcy. This cost was partially offset by the aforementioned costs saving measures.

Interest expense for the three and nine months ended September 30, 2002 was $201,000 and $401,000 compared to $133,000 and $427,000 for the same periods in 2001. The increase in the quarter ended September 30, 2002 was due to higher average outstanding borrowings and an adjustment of the prior quarter's accrual. For the nine-months ended September 30, 2002, interest expense was lower due to lower interest rates during the current year on higher average borrowings. Interest income for the quarter ended September 30, 2002 decreased to $9,000 compared to $11,000 for the same period in 2001. Interest income for the first nine months of 2002 and 2001 remained constant at $33,000 to $34,000 which reflects interest imputed on a trade note receivable in 2002 offset by lower average cash balances available for investing in the current year.

Other income (expense) primarily includes realized and unrealized gains (losses) on foreign exchange. Other income (expense) improved in the three and nine month periods as a result of the improvement of the European currencies against the U. S. dollar.

Income taxes for the three months ended September 30, 2002 and 2001 were $152,000 and $553,000 which result in effective tax rates of 11.0% and 41.1%, respectively. The rate of tax in relation to pre-tax loss in 2002 is low because tax benefits from certain foreign net operating losses are fully reserved by a valuation allowance. Income taxes for the nine months ended September 30, 2002 and 2001 were $45,000 and $301,000 which result in effective tax rates of (9.0)% and 35.0%, respectively. The rate of tax in relation to pre-tax loss in 2002 results from foreign operating losses that are fully reserved by a valuation allowance while domestic operations have reportable taxable income. The rate of tax in relation to pre-tax income in 2001 is high because tax benefits from certain net operating losses were not utilized for income tax purposes.

For the three months ended September 30, 2002, the net loss from continuing operations was $1,227,000 compared with $794,000 in last year's third quarter. The increase in the loss was primarily due to increased SG&A expenses due to the write-off of a $684,000 European Heat Treat receivable and a decreased income tax benefit due to uncertainty as to the utilization of foreign net operating loss carry forwards. These factors were partially offset by the discontinuation of goodwill amortization. For the nine months ended September 30, 2002, the loss from continuing operations was $543,000 compared with income of $560,000 in the same year-ago period. The change in operating results for the nine months ended September 30, 2002 was primarily due to the lower sales volume, a decline in gross margin, as well as the factors mentioned for the third quarter. These factors were partially offset by the discontinuation of goodwill amortization in 2002.

Liquidity and Capital Resources

Consolidated net working capital increased to $7.4 million at September 30, 2002 from $7.0 million at December 31, 2001. The main reason for this increase was the reclassification of assets and liabilities of discontinued operations as current based on the assumption of disposal within the next twelve months. Exclusive of this reclassification, consolidated net working capital decreased to $4.4 million at September 30, 2002. This decrease was due primarily to purchases of property and equipment and pay down of long term debt partially offset by borrowings to fund a prior acquisition. The major changes in the components of working capital for the period were lower cash and cash equivalents of $1.1 million, higher accounts receivable of $1.9 million, lower inventories of $1.2 million, higher notes payable of $665,000, higher accounts payable of $2.5 million, lower customer advance payments on contracts of $719,000 and higher accrued liabilities of $863,000. These changes relate mainly to the ongoing operations of the Company. As part of the ongoing operations of the Company, management periodically performs a strategic analysis of all assets of the Company to ensure that an appropriate rate of return is achieved from the invested capital.

On April 15, 2002, the Company entered into a second waiver amendment agreement for its domestic and foreign revolving credit and term loan facilities and obtained a new domestic supplemental credit facility in the amount of $5,000,000 to be used for additional domestic borrowing and for the issuance of advance payment guarantees. A subsequent amendment to the second waiver agreement reduced the amount of the supplemental credit facility to $2,000,000 and waived certain restrictive covenants. See additional information in Note 9 to the 2001 Annual Report on Form 10-K.

The Company believes its working capital position, combined with funds expected to be generated from operations, the available borrowing capacity through its amended credit loan facilities, the pending sale of its large furnace business, the curtailment of dividend payments and control of capital spending will be sufficient to meet its anticipated cash requirements for operating needs and capital expenditures for 2002.

During the first quarter of 1999, the Company implemented a program to repurchase up to 250,000 shares of its common stock, which at the time represented approximately 5% of its total shares outstanding. The shares have been purchased from time to time on the open market. As of September 30, 2002, the Company has repurchased a total of 152,190 shares of its common stock at a cost of $883,141. No purchases have been made under this program in 2002.

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

In April 2002, the FASB issued SFAS No. 145 'Rescission of FASB Statements Nos. 4, 44 and 64, Amendment of FASB No. 14, and Technical Corrections.' The statement rescinds or amends a number of existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. SFAS No. 145 is effective for transactions occurring after May 15, 2002. There has been no impact on the Company's consolidated financial statements.

In July 2002, the FASB issued SFAS No. 146, 'Accounting for Costs Associated with Exit or Disposal Activities.' This standard addresses the accounting and reporting for costs of so-called exit activities (including restructuring) and for the disposal of long-lived assets. The standard changes some of the criteria for recognizing a liability for these activities. It is effective beginning in 2003 with the liability recognition criteria under the standard applied prospectively. The Company is in the process of analyzing the potential impact of adoption on the accounting policies regarding exit and disposal activities.

The Company believes that its present working capital position, combined with funds expected to be generated from operations and the available borrowing capacity through its revolving credit loan facilities, will be sufficient to meet its anticipated cash requirements for operating needs and capital expenditures for 2002.

Significant Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company's revenue recognition, discontinued operations, and deferred taxes policies. These and other significant accounting policies are described in 'Management' Discussion and Analysis of Financial Condition and Results of Operations' and
Note 1 to the Company's 2001 financial statements contained in or incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding the Company's exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report on Form 10-K for 2001. There have been no material changes in the Company's portfolio of financial instruments or market risk exposures which have occurred since year-end.

ITEM 4.  Controls and Procedures

(a) Evaluation of disclosure and procedures - Based on their evaluation of the Company's disclosure and procedures as defined in Exchange Act Rule 13a-14(c) and 15d-14(c) as of a date within 90 days of the filing of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.
(b)   Changes in internal controls   There were no significant changes in the
      Company's internal controls or in other factors that would significantly affect these controls subsequent to the date of the principal executive officer's and principal financials officer's evaluation referred to above, including any corrective actions with regard to significant deficiencies and material weaknesses.

Forward-Looking and Cautionary Statements

The Company may from time to time make written or oral forward-looking statements, including those contained in the foregoing Management's Discussion and Analysis. In order to take advantage of the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company has identified in its Annual Report on Form 10-K for the year ending December 31, 2001, certain important factors which could cause the Company's actual results, performance or achievement to differ materially from those that may be contained in or implied by any forward-looking statement made by or on behalf of the Company. All such forward-looking statements are qualified by reference to the cautionary statements herein and in such Annual Report on Form 10-K.



                                PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

    See note 6 to the Consolidated Financial Statements.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

    99.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
    99.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b)   Reports on Form 8-K

        None.






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

                                               SELAS CORPORATION OF AMERICA
                                                       (Registrant)





Dated: November 14, 2002
                                          By: /s/ Robert F. Gallagher

                                          Robert F. Gallagher
                                          Chief Financial Officer




CERTIFICATION


I, Mark S. Gorder, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Selas Corporation of America;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002
                                          By: /s/ Mark S. Gorder

                                          Mark S. Gorder
                                          Chief Executive Officer



CERTIFICATION

I, Robert F. Gallagher, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Selas Corporation of America;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):
a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and 6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 14, 2002
                                          By: /s/ Robert F. Gallagher

                                          Robert F. Gallagher
                                          Chief Financial Officer





                                       EXHIBIT INDEX



     99.1   Certification of principal executive officer pursuant to 18 U.S.C.
            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     99.2   Certification of principal financial officer pursuant to 18 U.S.C.
            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



EXHIBIT 99.1 CERTIFICATIONS

                                 CERTIFICATION PURSUANT TO
                                   18 U.S.C.SECTION 1350,
                                   AS ADOPTED PURSUANT TO
                       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




I, Mark S. Gorder, Chief Executive Officer of Selas Corporation of America 'the
 Company', certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

      the quarterly report on Form 10-Q of the Company for the three months and nine months ended September 30, 2002 'the Report' fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002
                                          By: /s/ Mark S. Gorder

                                          Mark S. Gorder
                                          Chief Executive Officer





EXHIBIT 99.2 CERTIFICATIONS

                                 CERTIFICATION PURSUANT TO
                                   18 U.S.C.SECTION 1350,
                                   AS ADOPTED PURSUANT TO
                       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




I, Robert F. Gallagher, Chief Financial Officer of Selas Corporation of America (the 'Company'), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

      the quarterly report on Form 10-Q of the Company for the three months and nine months ended September 30, 2002 'the 'Report' fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Dated: November 14, 2002
                                          By: /s/ Robert F. Gallagher

                                          Robert F. Gallagher
                                          Chief Financial Officer