Form 10-K
period 2002-12-31
SELAS CORP OF AMERICA
filed 2003-03-21
CIK 88790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                ANNUAL REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002


                          Commission File Number 1-5005

                          SELAS CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                23-1069060
-----------------------                                ----------
  (State or other jurisdiction of              (IRS Employer Identification No.)
 Incorporation or organization)

           1260 Red Fox Road
         Arden Hills, Minnesota                          55112
         ----------------------                          -----
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (651) 604-9770
                                                      --------------

Securities registered pursuant to Section 12(b) of the Act:

                                                     Name of each exchange on
          Title of each class                           which registered
---------------------------------------              ------------------------
Common Shares, $1 par value per share                American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes _X_   No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ___

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2 of the Act)    Yes ___    No _X_

The aggregate market value of the voting common shares held by non-affiliates of the registrant on June 28, 2002 was $11,518,232. Common shares held by each officer and director and by each person who owns 5% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's common shares on March 6, 2003 was 5,124,214.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 2002 annual report to shareholders are incorporated by reference into Part II of this report. Portions of the Company's proxy statement for the 2003 annual meeting of shareholders are incorporated by reference into
Part III of this report. Except for the parts of such documents that have been specifically incorporated herein by reference, such documents shall not be deemed "filed" for the purposes of this report.

                                     PART I

ITEM 1.  Business

SELAS CORPORATION OF AMERICA(together with its subsidiaries referred herein as the "Company")is a diversified firm with international operations and sales that engages in the design, development, engineering and manufacturing of a range of products. The Company, headquartered in St. Paul, Minnesota was organized as a Pennsylvania corporation, and has additional locations in Pennsylvania, Ohio, California, France, Germany, Japan, Portugal and Singapore. The Company operates directly or through subsidiaries in two business segments.

The Company's Precision Miniature Medical and Electronic Products segment designs and manufactures microminiaturized components, systems and molded plastic parts primarily for the hearing instrument manufacturing industry and also for the electronics, telecommunications, computer and medical equipment industries. Under the Selas(TM) name, the Heat Technology segment designs and manufactures specialized industrial heat processing systems for the aluminum and glassware industries worldwide, and replacement parts for steel, aluminum, glass and other manufacturers worldwide.

Financial data relating to industry segments, geographical summary of assets and operations, export sales and major customers are set forth in note 5 to the Company's consolidated financial statements included in the 2002 annual report to shareholders.

In the fourth quarter of 2002, the Company initiated its plan to sell the Company's Tire Holders, Lifts and Related Products segment. This segment consists of one wholly-owned subsidiary operating on a stand alone basis that sells tire lift products to automotive customers. The Company has accounted for the plan to dispose of the subsidiary as a discontinued operation and has reclassified the historical financial data. This subsidiary had sales of approximately $16.8 million, $15.0 million and $17.8 million and net income of approximately $1,173,000, $679,000 and $1,369,000 in 2002, 2001 and 2000,
respectively. See note 2 to the Company's consolidated financial statements included in the 2002 annual report to shareholders.

In the fourth quarter of 2001, the Company initiated its plan to dispose of the Company's primary custom-engineered furnace business, Selas SAS (Paris), along with two other closely related subsidiaries Selas Italiana, S.r.L. (Milan) and Selas U.K. (Derbyshire). The sale was completed in December 2002. Selas Italiana, S.r.L, a four person sales office, was excluded from the sale. These subsidiaries formed the Company's large custom-engineered furnaces division used primarily in the steel and glass industries worldwide. The furnaces engineered by this division are custom-engineered to meet customer specific requirements. These subsidiaries generated approximately $13.5 million, $15.6 million and $27.3 million of revenue and a loss from discontinued operations of $8.0 million, $5.3 million and $69,000 in 2002, 2001 and 2000, respectively. The Company accounted for the plan to dispose of the subsidiaries as a discontinued operation and, accordingly, reclassified the historical financial data of these subsidiaries. See note 2 to the Company's consolidated financial statements included in the 2002 annual report to shareholders.

FORWARD-LOOKING STATEMENTS

Certain statements included or incorporated by reference in this Annual Report on Form 10-K or the Company's other public filings and releases, which are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to:

o        statements in Item 1. "Business";
o statements in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations";

o        statements in Notes to the Company's Consolidated Financial Statements;
o        statements in "Risk Factors"; and
o statements in the 2002 annual report to shareholders and letter to shareholders.

Forward-looking statements include, without limitation, statements as to the Company's expected future results of operations and growth, the Company's business strategy, the expected benefits of reduction in employee headcount, the expected sale of the Company's Tire Holders, Lifts and Related Products segment and use of proceeds, the expected increases in operating efficiencies, anticipated trends in the hearing health market related to the Company's Precision Miniature Medical and Electronic Products segment, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of changes in accounting pronouncements and statements as to trends or the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this annual report to shareholders, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

o        the ability to implement the Company's business strategy;
o        the volume and timing of orders received by the Company;
o        foreign currency movements in markets the Company services;
o        changes in global economy and financial markets;
o        changes in the mix of products sold;
o        acceptance of the Company's products;
o        competitive pricing pressures;
o        availability of electronic components for the Company's products;
o        ability to create and market products in a timely manner;
o        ability to pay debt when it comes due;
o        ability to sell businesses marked for sale; and
o        the risks associated with terrorist attacks and threats of attacks.

The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

RISK FACTORS

You should carefully consider the risks described below. If any of the risks actually occur, the Company's business, financial condition or results of future operations could be materially adversely affected. This Annual Report on Form 10-K contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by the Company described below and elsewhere in this Annual Report on Form 10-K.

THE COMPANY HAS EXPERIENCED AND EXPECTS TO CONTINUE TO EXPERIENCE FLUCTUATIONS IN ITS RESULTS OF OPERATIONS, WHICH COULD ADVERSELY AFFECT THE PRICE OF THE COMMON SHARES.

Factors that affect the Company's results of operations include, but are not limited to, the volume and timing of orders received, changes in the global economy and financial markets, changes in the mix of products sold, market acceptance of the Company's and its customer's products, competitive pricing pressures, global currency valuations, the availability of electronic components that the Company purchases from suppliers, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, changing customer requirements, delays in new product qualifications, and the timing and extent of research and development expenses. These factors have caused and may continue to cause the Company to experience material fluctuations in operating results on a quarterly and/or annual basis. These fluctuations could materially adversely affect the Company's business, financial condition and results of operations, which in turn, could keep the price of the Common Shares from increasing.

IF THE COMPANY'S PRECISION MINIATURE MEDICAL AND ELECTRONIC PRODUCTS BUSINESS IS UNABLE TO CONTINUE TO DEVELOP NEW HEARING PRODUCTS THAT ARE INEXPENSIVE TO MANUFACTURE, THE COMPANY'S RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

The Company may not be able to continue to achieve its historical profit margins in its Precision Miniature Medical and Electronic Products business due to advancements in technology. The ability to continue its profit margins is dependent upon the Company's ability to stay competitive by developing hearing instruments that are technologically advanced and inexpensive to manufacture. As the business expands into other product lines, it may not be able to focus on developing and marketing new hearing instruments.

The Precision Miniature Medical and Electronic Products business has also been affected by unfavorable conditions in the hearing instrument market and the impact of the Asian economic situation. The Company is unable to predict with any certainty when and if these conditions will improve.

THE FINANCIAL RESULTS OF THE COMPANY'S HEAT TECHNOLOGY BUSINESS ARE DEPENDENT UPON THE INVESTMENT IN NEW EQUIPMENT BY ITS CUSTOMERS, WHICH HAVE BEEN VOLATILE, AND HAVE CAUSED AND MAY CONTINUE TO CAUSE THE FINANCIAL RESULTS OF THE COMPANY'S HEAT TECHNOLOGY BUSINESS TO FLUCTUATE.

The Company's Heat Technology business, which has historically contributed substantially to the Company's consolidated results, is affected by, among other things, the capital expenditures of steel, aluminum and glass manufacturers and processors, industries that are cyclical in nature. It is difficult to predict demand for the Company's Heat Technology products, and the financial results of the Company's Heat Technology business have fluctuated, and may continue to fluctuate, materially from year to year. This instability may cause the price of our Common Shares to decrease.

THE COMPANY OPERATES IN FRANCE, GERMANY, JAPAN, PORTUGAL AND SINGAPORE, AND VARIOUS FACTORS RELATING TO ITS INTERNATIONAL OPERATIONS COULD AFFECT ITS RESULTS OF OPERATIONS.

The Company operates in France, Germany, Japan, Portugal and Singapore. Approximately 28% of the Company's revenues are derived from these countries. Political or economic instability in these countries could have an adverse impact on the Company's results of operations due to diminished revenues in these countries. The Company's future revenues, costs of operations and profit results could be affected by a number of factors related to the Company's international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country's political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the Euro, Japanese Yen, and Singapore Dollar could lead to lower reported consolidated revenues due to the translation of these currencies into U.S. dollars when the Company consolidates its revenues.

THE BUSINESS SEGMENTS IN WHICH THE COMPANY OPERATES ARE HIGHLY COMPETITIVE AND IF THE COMPANY IS UNABLE TO BE COMPETITIVE, ITS FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED.

Several of the Company's competitors have been able to offer more standardized and less technologically advanced hearing instruments and heat technology systems and equipment at lower prices. Although the Company believes that it has produced higher quality hearing instruments and heat technology systems and equipment than these lower priced competitors, in certain instances price competition has had an adverse effect on the Company's sales and margins. There can be no assurance that the Company will be able to maintain or enhance its technical capabilities or compete successfully with its existing and future competitors.

IF THE COMPANY IS UNABLE TO SELL THE ASSETS IT HAS MARKED AS DISCONTINUED OPERATIONS, ITS RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED.

The Company may not be successful in finding a buyer for its wholly owned subsidiary, Deuer Manufacturing in 2003, which is shown as a discontinued operation. There can be no assurance that Deuer Manufacturing will remain a competitive supplier to the automobile and truck industry in view of, among other things, the general trend in recent years in that industry toward a reduction in the number of third-party suppliers and toward more integrated component suppliers. If Deuer Manufacturing losses its competitiveness, it may be difficult to sell at a price favorable to the Company or at all. Also, the Company may be unable to sell its facilitates in Paris, France or Dresher, Pennsylvania, on terms favorable to the Company. In connection with any sale, we may be required to take additional charges to earnings which could adversely affect the market price of our stock.

THE COMPANY MAY EXPERIENCE DIFFICULTY IN PAYING ITS DEBT WHEN IT COMES DUE, WHICH COULD LIMIT ITS ABILITY TO OBTAIN FINANCING.

The Company's ability to pay the principal and interest on our indebtedness as it comes due will depend upon its current and future performance. The Company's performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control. The Company believes that the amended credit facility combined with funds expected to be generated from operations, the available borrowing capacity through its revolving credit loan facilities, the potential sale of certain assets, curtailment of the dividend payment and control of capital spending will be sufficient to meet its anticipated cash requirements for operating needs. If, however, the Company is unable to renew these lines in the future, or do not generate sufficient cash or complete such financings on a timely basis, it may be required to seek additional financing or sell equity on terms which may not be as favorable as it could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that the Company will be able to negotiate acceptable terms. In addition, the Company's access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as its own financial condition.

THE COMPANY'S SUCCESS DEPENDS ON ITS SENIOR MANAGEMENT TEAM AND IF THE COMPANY IS NOT ABLE TO RETAIN THEM, IT COULD HAVE A MATERIALLY ADVERSE EFFECT ON THE COMPANY.

The Company is highly dependent upon the continued services and experience of its senior management team, including Mark S. Gorder, the Company's President, Chief Executive Officer and a director. Mr. Gorder is also the President of the Company's Precision Miniature Medical and Electronics segment. The Company depends on the services of Mr. Gorder and the other members of its senior management team to, among other things, continue the development and implementation of the Company's business strategies and maintain and develop its client relationships.

THE COMPANY IS SUBJECT TO NUMEROUS ASBESTOS-RELATED LAWSUITS, WHICH COULD ADVERSELY AFFECT THE COMPANY'S FINANCIAL POSITION, RESULTS OF OPERATIONS OR LIQUIDITY.

The Company is a defendant along with a number of other parties in approximately 108 lawsuits as of December 31, 2002 alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. In addition, the Company expects that claims could continue to be asserted against it. The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. While the Company has requested that the lead carrier substantiate this situation, there can be no assurance that this primary policy and the Company's other insurance policies will cover all costs and any awards associated with the asbestos-related lawsuits. If the Company's insurance policies do not cover the costs and any awards for the asbestos-related lawsuits, the Company will have to use its cash or obtain additional financing to pay the asbestos-related obligations and settlement costs. The ultimate outcome of any legal matter cannot be predicted with certainty. In light of the significant uncertainty associated with asbestos lawsuits, there is no guarantee that these lawsuits will not materially adversely affect the Company's financial position, results of operations or liquidity.

THE COMMON SHARE PRICE HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE, WHICH MAY MAKE IT DIFFICULT FOR SHAREHOLDERS TO RESELL COMMON SHARES WHEN THEY WANT TO AND AT PRICES THEY FIND ATTRACTIVE.

The trading price of the Company's Common Shares has been and is likely to be highly volatile. The Common Share price could be subject to wide fluctuations in response to a variety of factors, including the following:

o announcements of fluctuations in the Company's or its competitors' operating results;
o the timing and announcement of sales or acquisitions of assets by the Company or its competitors;
o        changes in estimates or recommendations by securities analysts;
o adverse or unfavorable publicity about the Company's services or the Company;
o the commencement of material litigation, or an unfavorable verdict, against the Company;
o        terrorist attacks, war and threats of attacks and war;
o        additions or departures of key personnel; and
o        sales of Common Shares.

In addition, the stock market in recent years has experienced significant price and volume fluctuations and a significant cumulative decline in recent months. Such volatility and decline have affected many companies irrespective of, or disproportionately to, the operating performance of these companies. These broad fluctuations may materially adversely affect the market price of the Common Shares.

Most of the Company's outstanding shares are available for resale in the public market without restriction. The sale of a large number of these shares could adversely affect the share price and could impair the Company's ability to raise capital through the sale of equity securities or make acquisitions for Common Shares.

TERRORIST ATTACKS, WAR AND THREATS OF ATTACKS AND WAR MAY NEGATIVELY IMPACT OUR RESULTS OF OPERATIONS, REVENUE AND STOCK PRICE.

Terrorist attacks, war and threats of attacks and war may negatively impact our results of operations, revenue and share price. Recent terrorist attacks in the United States, as well as future events occurring in response or in connection to them, including, without limitation, future terrorist attacks against U.S. targets and threats of war or actual conflicts involving the United States or its allies, may impact the Company's operations, including affecting its ability to operate its subsidiary's abroad. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the economy. They could also result in the deepening of the economic recession in the United States. Any of these occurrences could have a material adverse effect on our operating results, revenue, and may result in the volatility of the market price for the Company's Common Share.

"ANTI-TAKEOVER" PROVISIONS MAY MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE CONTROL OF THE COMPANY, EVEN IF THE CHANGE IN CONTROL WOULD BE BENEFICIAL TO SHAREHOLDERS.

The Company is a Pennsylvania corporation. Anti-takeover provisions in Pennsylvania law and our charter and bylaws could make it more difficult for a third party to acquire control of the Company. These provisions could adversely affect the market price of the Common Shares and could reduce the amount that shareholders might receive if the Company is sold. For example, the Company's charter provides that our board of directors may issue preferred stock without shareholder approval. In addition, the Company's bylaws provide for a classified board, with each board member serving a staggered three-year term. Directors may be removed only with the approval of the holders of at least two-thirds of all of the shares outstanding and entitled to vote.


               PRECISION MINIATURE MEDICAL AND ELECTRONIC PRODUCTS

Resistance Technology, Inc. ("RTI"), a wholly-owned subsidiary, manufactures microminiature components, systems and molded plastic parts for hearing instrument, medical equipment, electronics, telecommunications and computer industry manufacturers. RTI Electronics, Inc. ("RTIE"), formed in 1997, has expanded RTI's microminiature components business through the manufacture of thermistors and film capacitors.

Products and Industries Serviced. RTI is a leading manufacturer and supplier of microminiature electromechanical components to hearing instrument manufacturers. These components consist of volume controls, microphones, trimmer potentiometers and switches. RTI also manufactures hybrid amplifiers and integrated circuit components ("hybrid amplifiers"), along with faceplates for in-the-ear and in-the-canal hearing instruments. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer's individualized specifications. Sales to hearing instrument manufacturers represented approximately 66% of 2002 annual net sales for the Company's precision miniature medical and electronic products business.

Hearing instruments, which fit behind or in a person's ear to amplify and process sound for a hearing impaired person, generally are composed of four basic parts and several supplemental components for control or fitting purposes. The four basic parts are microphones, amplifier circuits, miniature receivers/speakers and batteries. RTI's hybrid amplifiers are a type of amplifier circuit. Supplemental components include volume controls, trimmer potentiometers, which shape sound frequencies to respond to the particular nature of a person's hearing loss, and switches used to turn the instrument on and off and to go from telephone to normal speech modes. Faceplates and an ear shell molded to fit the user's ear often serve as a housing for hearing instruments. RTI manufactures its components on a short lead-time basis in order to supply "just-in-time" delivery to its customers and, consequently, order backlog amounts are not meaningful.

The potential range of applications for RTI's medical components and systems is broad. RTI has produced intravenous flow restrictors, bubble sensors, infusion assemblies, and many other components for use in medical instruments. Sales by RTI to industries other than the hearing instrument industry represented approximately 19% of 2002 annual net sales for the Company's precision miniature medical and electronic products business.

RTIE manufactures and sells thermistors and thermistor assemblies, which are solid state devices that produce precise changes in electrical resistance as a function of any change in absolute body temperature. RTIE's Surge-Gard(TM) product line, an inrush electric current limiting device used primarily in computer power supplies, represents approximately a third of RTIE's sales. The balance of sales represents various industrial, commercial and military sales for thermistor and thermistor assemblies to domestic and international markets.

RTI's and RTIE's principal raw materials are plastics, polymers, metals, various metal oxide powders and silver paste, for which there are multiple sources of supply.

In order to enhance its product line offering, between 1998 and 2001, RTI made several strategic acquisitions. These acquisitions bolstered RTI's and RTIE's precision miniature mechanical and electronic products. In January, 2001, the Company acquired the shares of Lectret, a Singapore manufacturer of microphone capsules. The acquisitions expanded RTI's product capability in the hearing health market by adding a microphone product line.

Certain information regarding the acquisition of RTI Technologies PTE LTD business is set forth in note 3 to the Company's consolidated financial statements included in the 2002 annual report to shareholders.

Marketing and Competition. RTI sells its hearing instrument components directly to domestic hearing instrument manufacturers through an internal sales force. Sales of microphone products and of molded plastic parts to industries other than hearing instrument manufacturers are made mainly through an internal sales force. In recent years, five companies have accounted for a substantial portion of the U.S. hearing instrument sales. In 2002, five customers accounted for approximately 37% of RTI's net sales.

Internationally, sales representatives employed by Resistance Technology, GmbH ("RT, GmbH"), a German company 90% of whose capital is owned by RTI, solicit sales from European hearing instrument manufacturers.

RTI believes that it is the largest supplier worldwide of microminiature electromechanical components to hearing instrument manufacturers and that its full product line and automated manufacturing process allow it to compete effectively with other manufacturers within this market.

In the market of hybrid amplifiers and molded plastic faceplates, RTI's primary competition is from the hearing instrument manufacturers themselves. The hearing instrument manufacturers produce a substantial portion of their internal needs for these components.

RTI markets its high performance microphone products to the radio communication and professional audio industries and has several larger competitors who have greater financial resources. RTI holds a small market share in the global market for microphone capsules and other related products.

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

Operations. The Precision Miniature Medical and Electronic Products segment has a total of 410 employees. RTI currently employs 239 people, of whom 17 are executive and administrative personnel, 12 sales, and 210 engineering and operations personnel at RTI's two facilities near Minneapolis, Minnesota. At RT, Gmbh, the Company employs 3 sales personnel located in Munich, Germany. In Singapore, RTI Tech employs 93 people, of whom 6 are administrative personnel, 3 sales, and 84 engineering and operations personnel. At its facilities in Anaheim, California, RTIE employs 75 full-time employees, of which 4 are administrative, 4 are sales, and 67 are engineering and operations personnel.

As a supplier of parts for consumer and medical products, RTI is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

Research and Development. RTI and RTIE conduct research and development activities primarily to improve its existing products and technology. Their research and development expenditures were $848,000, $1,237,000 and $899,000 in 2002, 2001 and 2000, respectively.

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

CONTINUING OPERATIONS
---------------------

STANDARD-ENGINEERED SYSTEMS, BURNERS AND COMBUSTION CONTROL EQUIPMENT.

Standard Engineered Systems. The Company engineers and fabricates a variety of small heat treating furnaces and heat processing equipment. This standard equipment and small-furnace business is conducted principally by its wholly-owned subsidiaries in Europe, CFR (Paris), Ermat S.A. (Lyon), Selas Italiana, and CFR Portugal (Leiria). These companies typically engineer and design atmosphere-controlled batch and continuous furnaces that are used for heat treating non-ferrous metals and glassware. Its continuous heat treating systems include not only the hardening and tempering furnaces central to the systems, but also the ancillary loading, quenching and washing equipment.

The Company also manufactures non-atmosphere-controlled batch-type furnaces in a variety of designs. These batch furnaces are supplied to customers with a need for the precise, accurately controlled application of heat to their products.

The Company's standard systems include automatic brazing and soldering systems used in the assembly of radiators, air conditioner coils and electrical appliances. The precise application of heat in these systems improves a customer's product quality and uniformity while reducing production costs. The Company produces the fuel mixing and monitoring systems, burners and product handling equipment necessary for these systems.

The Company produces custom designed barrel furnaces used primarily to heat treat long metal parts, and also products specialized glass lehrs for heating glass products. Other furnaces are designed to harden and etch glass and ceramic tableware.

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

The Company furnishes many industries with gas combustion control equipment sold both as component parts and as systems that have been engineered to meet a particular customer's needs. This equipment is provided with the Company's original custom-engineered and standard heat treating equipment, as replacement or additional components for existing furnaces being refurbished or upgraded, and as original components for heat treating equipment manufactured by others. The components of the combustion control systems include mixing valves capable of mixing gas and air and controlling the air/gas ratio, pressure and total flow of the mixed gases. The Company also produces its Qual-O-Rimeter(TM) automated monitoring and control device used in conjunction with its mixing valves to maintain precise, uniform heat release and flame shape, despite fluctuations in fuel mix and quality, air temperature and humidity.

Additional combustion control products include Flo-Scope(TM) flow meters, which measure the rate of flow of gases, and automatic fire checks and automatic blowouts, which arrest flame and pressure resulting from backfire from the burners into the pipe line.

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

Operations. The Heat Technology Segment has a total of 162 employees. At its remaining French operations, including Selas SAS, CFR, SEER, and Ermat businesses in France, the Company employs approximately 83 people, of whom 13 are administrative personnel, 11 are fabrication and 59 are sales, engineering and operations personnel. Its CFR Portugal subsidiary in Portugal employs 19 people, of whom 2 are administrative personnel, 12 are fabrication and 5 are sales, engineering and operations personnel. Its Selas Italiana subsidiary in Italy employs 4 people, of whom 2 are administrative personnel and 2 are sales, engineering and operations personnel. Its Selas SAS subsidiary in France employs 8 people of whom 5 are administrative personnel and 3 are sales, engineering and operations personnel. Its Selas Waermetechnik subsidiary in Germany employs 6 people, of whom 1 is administrative personnel, 2 are fabrication and 3 are sales, engineering and operations personnel

At its Dresher facility, the Company has 39 employees; 5 are executive and administrative personnel, 12 are sales and engineering personnel and 22 are personnel engaged in manufacturing. The hourly personnel are represented by a union, and the current union contract expires May, 2004. The Company considers its relations with its employees to be satisfactory.

In April, 2001, the Company sold a minority interest of Nippon Selas to three directors of Nippon Selas. Its Tokyo facility employs 11 people;
3 administrative and 8 sales and engineering.

The principal components used in the Company's heat processing equipment and other products are steel, special castings (including high-alloy materials), electrical and electronic controls and materials handling equipment. These items are available from a wide range of independent suppliers.

Research and Development. The Company conducts research and development activities at its Dresher facility to support its heat processing services and products. The Company's research efforts are designed to develop new products and technology as well as to improve existing products and technology. The Company also conducts research on behalf of particular customers in connection with customers' unusual process needs. Research and development expenditures for heat processing aggregated $66,000, $33,000 and $31,000 in 2002, 2001 and 2000,
respectively.

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

DISCONTINUED OPERATIONS
-----------------------

                        LARGE CUSTOM-ENGINEERED FURNACES

The Company designed specialized furnaces for use primarily in the steel industries worldwide. The furnaces were engineered to subject a customer's products to carefully controlled heating and cooling processes in order to improve the physical characteristics of those products. Each furnace is custom-engineered by the Company to meet customer's specific requirements. The business was historically cyclical in nature. The Company completed the sale of most of this business in December 2002. See note 2 to the Company's consolidated financial statements included in the 2002 annual report to shareholders.

                    TIRE HOLDERS, LIFTS AND RELATED PRODUCTS

Deuer Manufacturing, Inc. ("Deuer"), a wholly-owned subsidiary, manufactures tire holders, lifts, and other related products based principally on cable winch designs. In December 2002, the Company initiated a plan to sell Deuer and it is reflected as a discontinued operation in the financial statements. See footnote 2 of the Company's consolidated financial statements.

Products and Industries Served. Deuer is a leading supplier of spare tire holders used on light trucks and mini-vans manufactured by the major domestic automotive manufacturers. Deuer's spare tire holder holds the spare tire to the underbody of the vehicle by means of a steel cable running to the underside of the vehicle's frame. One end of the steel cable is attached to a hub placed through the center of the spare tire's rim, and the other end is attached to a hand-operated winch mounted at an accessible location on the vehicle. The spare tire holding system permits the spare tire to be stored in a remote location and to be easily removed without the need to crawl under the vehicle. During 2002, sales of spare tire holders accounted for over 95% of Deuer's net sales. Deuer manufactures products on a short lead time basis in order to furnish "just-in-time" delivery to its automotive customers. Due to substantial variances between manufacturers' estimated and actual requirements, the Company's order backlog amounts are not considered meaningful.

Deuer also produces a variety of hand-operated hoist-pullers, using primarily a cable winch design, sold under the Mini-Mule(TM) brand name. These products, which retail from $30 to $60, are portable hand winches designed for a variety of uses, such as pulling objects, rigging loads and installing fencing. Deuer furnishes these hoist-pullers in a variety of sizes and capacities. It also manufactures accessories for use with the products, including slings, clamps, blocks and gantries.

Marketing and Competition. Deuer sells its spare tire holders directly to domestic automotive manufacturers. Deuer's spare tire holders are sold to DaimlerChrysler, General Motors, NUMMI, Toyota, Ssangyong Musso and Mobile Home Manufactures. The design and quality of Deuer's spare tire holders have been recognized by its major customers. The Company sells its hoist-pullers through a network of distributors as well as directly to some large retail outlets.

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

Operations. At its Dayton facility, Deuer employs a total of 169 people;
31 executive and administrative personnel and approximately 138 manufacturing employees. Some of the manufacturing employees are represented by a union, and the current union contract expires in October, 2006. Deuer considers its relations with its employees to be satisfactory.

Deuer's principal raw material is coil rolled steel and metal cable which is widely available. Deuer also conducts research and development activities which consist of the development of new products and technology and the modification of existing products. Deuer's research and development expenditures aggregated $260,000, $252,000 and $252,000 in 2002, 2001 and 2000, respectively.

As a consumer products manufacturer, Deuer is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

                              AVAILABLE INFORMATION

The Company files annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information that the Company files with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C., 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company's filings are also available on the SEC's Internet site as part of the EDGAR database (http://www.sec.gov).

ITEM 2.  Properties
         ----------

CONTINUING OPERATIONS
---------------------

RTI leases its headquarters, a 47,000 sq. ft. manufacturing facility in Arden Hills, Minnesota, from a partnership consisting of two former officers of RTI and Mark S. Gorder who serves as an officer of the Company and RTI and on the Company's Board of Directors. At this facility, RTI manufactures all of its products other than plastic component parts. The lease expires in October, 2011.

The Company owns the manufacturing facility in Dresher, Pennsylvania in which its standard-engineered systems, burners and combustion control equipment are produced on a 17 acre site. The 136,000 square foot Dresher facility has more space than is currently needed for the Company's operations and headquarters, and the Company is seeking to sell the building and lease office and manufacturing space in the surrounding area. This property is subject to a mortgage from a third party lender. See note 9 to the Company's consolidated financial statements included in the 2002 annual report to shareholders.

In addition, RTI owns, subject to a mortgage from a third party lender, a 34,000 sq. ft. building in Vadnais Heights, Minnesota at which RTI produces plastic component parts. See notes 9, 17 and 18 to the Company's consolidated financial statements included in the 2002 annual report to shareholders.

RTIE leases a building in Anaheim, California, which contains its manufacturing facilities and offices and consists of a total of 50,000 square feet. The lease expires September, 2008.

Selas Waermetechnik GmbH, the Company's German subsidiary, leases facilities in Ratingen, Germany which are used for sales, administrative and engineering activities and assembly of small furnaces and furnace components. The lease expires October, 2008. Resistance Technology, GmbH, leases office space in Munich, Germany for its sales personnel and the lease expires in July, 2007.

CFR leases facilities in Paris and Maisse, France. The facility in Paris house engineering, sales and administrative operations and has 10,000 square feet. The Maisse facility is 40,000 square feet and houses CFR's fabrication and assembly operations. The Paris lease expires January, 2006 and the Maisse lease expires March, 2004, each with three-year optional renewal terms. Ermat leases a building in Lyon, France with sales and administrative facilities which expires June, 2007. CFR Portugal leases a building in Leiria, Portugal which houses its fabrication facilities and administrative offices. The lease expires in December 2006. Selas Italiana S.r.L., the Company's Italian subsidiary leases a facility in Milan, Italy. The Milan facility is a sales office, whose lease expires in February, 2007.

RTI Technologies PTE LTD leases a building in Singapore which houses its production facilities and administrative offices. The building contains 6,000 square feet and its lease expires June, 2004, with a three-year renewal option. Nippon Selas leases office space in Tokyo, Japan for its sales and administrative facilities on a month-to-month lease.

DISCONTINUED OPERATIONS
-----------------------

Selas (SAS) owns the land and building which houses its engineering, sales and administrative operations in Gennevilliers, France (outside of Paris). The building was not part of the sale of the custom-engineered large furnace business and is currently listed for sale. The land under the building is owned by Selas (SAS) and the property outside of the building is jointly owned by the building owners in the office complex. The building has 22,000 square feet and is subject to a mortgage. See note 9 to the Company's consolidated financial statements included in the 2002 annual report to shareholders.

Deuer owns its 92,000 square foot manufacturing facility located on 6.5 acres in Dayton, Ohio, where it produces its spare tire holders and hoist-pullers. This facility is included in the assets being held for sale. The facility is furnished with a variety of steel fabrication equipment, including punch presses, drill presses, screw machines, grinders, borers, lathes and welders. This property is subject to a mortgage. See note 2 to the Company's consolidated financial statements included in the 2002 annual report to shareholders.

ITEM 3.  Legal Proceedings
         -----------------

The Company is a defendant along with a number of other parties in approximately 108 lawsuits as of December 31, 2002 (approximately 87 lawsuits as of December 31, 2001) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company's consolidated financial position, liquidity, or results of operations.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None

ITEM 4A.  Executive Officers of the Company

The names, ages and offices (as of March 6, 2003) of the Company's executive officers were as follows:

        Name               Age             Office
        ----               ---             ------

Mark S. Gorder             56     President, Chief Executive Officer
                                  and Director of the Company;
                                  President of Resistance Technology, Inc.

Christian Bailliart        54     Vice President of the Company and
                                  Chairman-Director Generale of Selas(SAS)

James C. Deuer             74     Vice President of the Company and President of
                                  Deuer Manufacturing, Inc.

Robert F. Gallagher        47     Chief Financial Officer, Treasurer and
                                  Secretary of the Company

Gerald H. Broecker         51     Vice President of Administration of the
                                  Company

Mr. Gorder joined the Company in October 1993 when Resistance Technology, Inc. ("RTI") was acquired. Prior to the acquisition, Mr. Gorder was President and one of the founders of RTI, which began operations in 1977. Mr. Gorder was promoted to Vice President of the Company and elected to the Board of Directors in April 1996. In December 2000, he was elected President and Chief Operating Officer and in April 2001, Mr. Gorder assumed the role of Chief Executive Officer.

Mr. Bailliart joined Selas (SAS) in 1974 and in 1989 he was promoted to Chairman-Director Generale of Selas (SAS) from Vice President, Treasurer. On January 1, 1993, he was elected Vice President of the Company.

Mr. Deuer joined the Company as President of Deuer Manufacturing when it was acquired in May, 1986 and was promoted to Vice President of the Company and President of Deuer Manufacturing in December 1990. From 1965 to 1986 he was President of Deuer Manufacturing.

Mr. Gallagher joined the Company in August 2002. From October 2000 until June 2002, he was Chief Financial Officer for Visionics Corporation (which merged with Identix Corporation in June 2002). From October 1989 until June 2000 he was employed by TSI Incorporated (which was acquired and taken private in June
2000), most recently as Chief Financial Officer. Both Visionics Corporation and TSI Incorporated were publicly-held.

Mr. Broecker joined RTI in 1982 and last held the position of Vice President of Strategic Business Services for RTI prior to his promotion to Vice President of the Company in December 2002.

                                     PART II

ITEM 5.  Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common shares are listed on the American Stock Exchange under the ticker symbol "SLS". The high and low sale prices during each quarterly period during the past two years were as follows:

MARKET AND DIVIDEND INFORMATION

                              2002                            2001
                    --------------------------     ---------------------------
                             Market                          Market
                           Price Range                    Price Range
                    --------------------------     ---------------------------

Quarter              High           Low             High           Low
  First  .  . . .   $2.350         $1.650          $4.000         $3.100
  Second  .  .  .    2.880          2.150           4.750          3.300
  Third.  .  .  .    2.690          2.030           4.500          2.850
  Fourth  . . . .    2.350          1.500           3.600          2.000

At March 17, 2003 the Company had 402 shareholders of record of common shares.

The following table provides information regarding cash dividends declared by the Company during each quarter for past two fiscal years:

                                             2002               2001
                                             ----               ----
Dividends per share:
  First  Quarter . . . . . . . . . .       $   --              $.045
  Second Quarter . . . . . . . . . .           --               .045
  Third  Quarter . . . . . . . . . .           --               .045
  Fourth Quarter.. . . . . . . . .             --                 --


The Company ceased paying quarterly dividends in the fourth quarter of 2001 and has no intention of paying dividends in the foreseeable future. The payment of any future dividends is subject to the discretion of the Board of Directors and is dependent on a number of factors, including the Company's capital requirements, financial condition, financial covenants and cash availability. Terms of the Company's banking agreements prohibit the payment of dividends without prior bank approval.

The following table details information regarding the Company's existing equity compensation plans as of December 31, 2002:

                                                                                                       (c)
                                                                                              Number of securities
                                                                                             remaining available for
                                                  (a)                        (b)              future issuance under
                                        Number of securities to       Weighted-average         equity compensation
                                        be issued upon exercise       exercise price of         plans (excluding
                                        of outstanding options,     outstanding options,     securities reflected in
            Plan Category                 warrants and rights        warrants and rights           column (a))
----------------------------------      -----------------------     --------------------     -----------------------
Equity compensation plans approved
by security holders.................           604,050                     $5.90                    1,295,950

Equity compensation plans not
approved by security holders (1)....           107,500                     $3.13                      142,500
                                               -------                                                -------
Total...............................           711,550                     $5.48                    1,438,450

(1) Represents shares issuable under the Non-Employee Directors Stock Option Plan, pursuant to which directors who are not employees of the Corporation or any of its subsidiaries receive an automatic one-time grant of an option to acquire 5,000 shares of common stock upon their initial election or appointment to the Board of Directors. The Plan also permits discretionary grants. The exercise price of the option is the fair market value of the stock on the date of grant. Options become exercisable in equal one-third annual installments beginning one year from the date of grant, except that the vesting schedule for discretionary grants is determined by the Compensation Committee.

ITEM 6.  Selected Financial Data
         -----------------------

Certain selected financial data is incorporated by reference to "Selas Corporation of America Five-Year Summary of Operations", page 6, and "Other Financial Highlights", page 7, of the Company's 2002 annual report to shareholders.

ITEM 7.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations
         ---------------------

Management's Discussion and analysis is incorporated by reference to page 8 through 21 of the Company's 2002 annual report to shareholders.

ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk

Qualitative and qualitative disclosure about market risk is incorporated by reference to page 22 of the Company's 2002 annual report to shareholders.

ITEM 9.  Changes in and Disagreements With Accountants on Accounting and
         ---------------------------------------------------------------
         Financial Disclosure

None

                                    PART III

The information called for by Items 10, 11, 12 and 13 (except the information concerning executive officers included in Item 4A) is incorporated by reference to the Company's definitive proxy statement relating to its 2003 Annual Meeting of shareholders, which the Company will file in March 2003. However, the portions of such proxy statement constituting the reports of the Audit Committee and Compensation Committees of the Board of Directors and the graph showing performance of the Company's common shares and certain share indices shall not be deemed to be incorporated herein or filed for purposes of the Securities Exchange Act of 1934.

Item 14. Controls and Procedures
         -----------------------

QUARTERLY EVALUATION OF THE COMPANY'S DISCLOSURE CONTROLS AND INTERNAL CONTROLS.

Within the 90 days prior to the date of this Annual Report on Form 10-K, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

LIMITATIONS ON THE EFFECTIVENESS OF CONTROLS.

The Company's management, including the CEO and CFO, does not expect that its Disclosure Controls or its "internal controls and procedures for financial reporting" ("Internal Controls" ) will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.


CONCLUSIONS.

 Based upon the Controls Evaluation, the CEO and CFO have concluded that, subject to the limitations noted above, the Disclosure Controls are effective to timely alert management to material information relating to the Company during the period when its periodic reports are being prepared.

In accordance with SEC requirements, the CEO and CFO note that, since the date of the Controls Evaluation to the date of this Annual Report, there have been no significant changes in Internal Controls or in other factors that could significantly affect Internal Controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                     PART IV

ITEM 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K
          ---------------------------------------------------------------

(a)  The following documents are filed as a part of this report:

1. Financial Statements - The Company's consolidated financial statements, as described below, are incorporated by reference to pages 23 through 59 of the Company's 2002 annual report to shareholders.

     Consolidated Balance Sheets at December 31, 2002 and 2001.

     Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.

     Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.

     Consolidated Statements of Shareholders' Equity for the years ended December 31, 2002, 2001 and 2000.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

2.   Financial Statement Schedules
                                                                            Page

     Schedule II - Valuation and Qualifying Accounts                       25-26

     All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

3.   Exhibits

2.1 Asset and Share Purchase Agreement dated as of October 11, 2002 among the Company, Selas S.A.S, Andritz A.G. and Andritz Acquisition S.A.S. Schedules and attachments are listed under section 1.2 of the agreement and will be provided to the Commission upon request. Exhibit 2.1 to the Company's Current Report on Form 8-K filed with the Commission on December 17, 2002 is incorporated herein by reference.

3A. The Company's Articles of Incorporation as amended May 18, 1984 and April 25, 1991. Exhibit 3A to the Company's report on Form 10-K for the year ended December 31, 1984 and Exhibit 3A1 to the Company's report on Form 10-K for the year ended December 31, 1991 are incorporated by reference.

3B. The Company's By-Laws as amended. Exhibit 3B to the Company's report on Form 10-K for the year ended December 31, 2000 is incorporated by reference.

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

4C. Amendment to Amended and Restated Credit Agreement dated June 30, 1999 among the Company, Deuer Manufacturing, Inc., Resistance Technology, Inc., RTI Export, Inc. and RTI Electronics, Inc. The Exhibit to the Company's report on Form 10-Q for the six months ended June 30, 1999 is incorporated by reference.

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

4F. Third Amendment to Amended and Restated Credit Agreement, dated as of January 19, 2001. Exhibit 4F to the Company's report on Form 10-K/A filed October 29, 2001 for the year ended December 31, 2000 is incorporated by reference.

4G. Waiver and Amendment Agreement dated November 20, 2001 among the Company, certain of its subsidiaries, and First Union National Bank. Exhibit 4G to the Company's report on Form 10-K for the year ended December 31, 2001 is incorporated by reference.

4H. Second Waiver and Amendment Agreement dated April 15, 2002 among the Company, certain of its subsidiaries, and First Union National Bank. Document 1 to the Company's report on Form 8K/A filed April 19, 2002 is incorporated by reference.

4I. First Amendment to Second Waiver and Amendment Agreement dated June 24, 2002 among the Company, certain of its subsidiaries, and Wachovia Bank, formerly First Union National Bank.

4J. Second Amendment to Second Waiver and Amendment Agreement dated July 30, 2002 among the Company, certain of its subsidiaries, and Wachovia Bank.

4K. Third Amendment to Second Waiver and Amendment Agreement dated November 14, 2002 among the Company, certain of its subsidiaries, and Wachovia Bank.

4L. Third Waiver and Amendment Agreement dated March 14, 2003 among the Company, certain of its subsidiaries, and Wachovia Bank.

10A. 1985 Stock Option Plan, as amended. Exhibit 10C to the Company's
     Registration Statement on Form S-2 filed on June 15, 1990 (No. 33-35443) is incorporated by reference.

10B. Form of Option Agreements granted under the 1985 Stock Option Plan. Exhibit
     10D to the Company's Registration Statement on Form S-2 filed on June 15, 1990 (No. 33-35443) is incorporated by reference.

10C. Form of Amendments to Stock Option Agreements granted under the 1985 Stock
     Option Plan. Exhibit 10D to the Company's Registration Statement on Form S-2 filed on June 15, 1990 (No. 33-35443) is incorporated by reference.

10D. Amended and Restated 1994 Stock Option Plan. Exhibit 10E to the Company's report on Form 10-K for the year ended December 31, 1997 is incorporated by reference.

10E. Form of Stock Option Agreements granted under the Amended and Restated 1994
     Stock Option Plan. Exhibit 10F to the Company's report on Form 10-K for the year ended December 31, 1995 is incorporated by reference.

10F. 2001 Stock Option Plan. Exhibit 10G to the Company's report on Form 10-K for the year ended December 31, 2001 is incorporated by reference.

10G. Supplemental Retirement Plan (amended and restated effective January 1,
     1995). Exhibit 10H. to the Company's report on Form 10-K for the year ended December 31, 1995 is incorporated by reference.

10H. Employment Agreement dated June 19, 2001 among the Company, Resistance
     Technology, Inc. and Mark S. Gorder. Exhibit 102 to the Company's report on Form 10-Q for the period ended June 30, 2001 is incorporated by reference.

10I. Amended and Restated Agreement on Termination Following Change of Control or Asset Sale, dated June 19, 2001, between the Company and Mark S. Gorder.
     Exhibit 10.1 to the Company's report on Form 10-Q for the period ended June 30, 2001 is incorporated by reference.

10J. Amended and Restated Office/Warehouse Lease, between Resistance Technology,
     Inc. and Arden Partners I. L.L.P. (of which Mark S. Gorder is one of the principal owners) dated November 1, 1996. Exhibit 10J to the Company's report on Form 10-K for the year ended December 31, 1996 is incorporated by reference.

10K. Amended and Restated Non-Employee Directors' Stock Option Plan. Exhibit 10L to the Company's report on Form 10-K for the year ended December 31, 2001 is incorporated by reference.

10L. Retirement Agreement, Consulting Agreement and General Release, dated
     August 30, 2000, between the Company and Stephen F. Ryan. Exhibit 10 to the Company's report on Form 10-Q for the period ended September 30, 2000 is incorporated by reference.

10M. Separation Agreement dated November 30, 2001 between the Company and Robert
     W. Ross. Exhibit 10N to the Company's report on Form 10-K for the year ended December 31, 2001 is incorporated by reference.

13. "Selas Corporation of America Five-Year Summary of Operations" contained on Page 6 of the Company's 2002 annual report to shareholders; "Other Financial Highlights" contained on page 7 of the Company's 2002 annual report to shareholders; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 8-22 of the Company's 2002 annual report to shareholders; and the Company's consolidated financial statements, including the "Notes to Consolidated Financial Statements" and the "Report of Independent Auditors" contained on pages 23-59 of the Company's 2002 annual report to shareholders.

21.  List of significant subsidiaries of the Company.

23.  Consent of Independent Auditors

99.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

99.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b) Reports on Form 8-K - Current Report on Form 8-K filed with the SEC on December 17, 2002 to announce that the Company completed its agreement with Andritz AG to sell certain of the operating assets and liabilities of its large custom engineered furnace business (Item 2 and Item 7).

         REPORT OF INDEPENDENT AUDITORS ON FINANCIAL STATEMENT SCHEDULE





The Board of Directors and Shareholders
Selas Corporation of America:




Under date of March 17, 2003, we reported on the consolidated balance sheets of Selas Corporation of America and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the years in the three-year period ended December 31, 2002, as contained in the 2002 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2002. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule listed in the accompanying index (Item 15). This financial schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when consider is relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth herein.

As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002 and Statement of Financial Accounting Standards No. 133 "Accounting for Derivative Instruments and Hedging Activities" on January 1, 2001.


/s/ KPMG LLP
Philadelphia, Pennsylvania
March 17, 2003

                                   SCHEDULE II


              SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                        VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 2002, 2001 AND 2000

              Column A                                          Column B                 Column C
              --------                                         ----------           --------------------
                                                                                         Additions
                                                                                    --------------------
                                                                 Balance at           Charged to
                                                                 Beginning             Costs and
            Classification                                        Of Period             Expenses               Other
            --------------                                       -----------          ------------         ------------
Year ended December 31, 2002:
  Reserve deducted in the balance sheet
  from the asset to which it applies:
    Allowance for doubtful accounts                              $   445,577          $   522,652          $   184,828 (a)
                                                                 ==============       ===========          ===========

    Deferred tax asset valuation
      Allowance                                                  $ 1,105,870          $ 2,252,142
                                                                 ===========          ===========

  Reserve not shown elsewhere:
    Reserve for estimated future costs
      of service and guarantees                                  $   878,952          $   765,858          $    83,617 (a)
                                                                 ===========          ===========          ===========

Year ended December 31, 2001:
  Reserve deducted in the balance sheet
  from the asset to which it applies:
    Allowance for doubtful accounts                              $   439,546          $   254,252          $  (18,976) (a)
                                                                 ===========          ===========          ===========

    Deferred tax asset valuation
      Allowance                                                  $ 1,085,716          $    20,154
                                                                 ===========          ===========

  Reserve not shown elsewhere:
    Reserve for estimated future costs
      of service and guarantees                                  $   506,102          $   558,963          $  (16,207) (a)
                                                                 ===========          ===========          ===========

Year ended December 31, 2000:
  Reserve deducted in the balance sheet
    from the asset to which it applies:
     Allowance for doubtful accounts                             $   412,375          $   125,516          $  (20,144) (a)
                                                                 ===========          ===========          ===========

     Deferred tax asset valuation
       Allowance                                                 $ 1,101,378          $   (15,662)
                                                                 ===========          ============

Reserve not shown elsewhere:
  Reserve for estimated future costs
    of service and guarantees                                    $   534,646          $   109,977          $  (19,272) (a)
                                                                 ===========          ===========          ===========

a) Represents difference between translation rates of foreign currency at beginning and end of year and average rate during year.

                                   SCHEDULE II


              SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                        VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 2002, 2001 AND 2000

                 Column A                                                     Column D                  Column E
                 --------                                                    ----------                ----------

                                                                                                       Balance at
                                                                                                          End of
               Classification                                                Deductions                   Period
               --------------                                                ----------                -----------
Year ended December 31, 2002:
  Reserve deducted in the balance sheet from
    the asset to which it applies:
      Allowance for doubtful accounts                                        $    43,827 (b)           $ 1,109,230
                                                                             ===========               ===========

      Deferred tax asset valuation allowance                                                           $ 3,358,012
                                                                                                       ===========

Reserve not shown elsewhere:
  Reserve for estimated future costs of
    service and guarantees                                                   $   540,066 (c)           $ 1,188,361
                                                                             ===========               ===========

Year ended December 31, 2001:
  Reserve deducted in the balance sheet from
    the asset to which it applies:
      Allowance for doubtful accounts                                        $   229,245 (b)           $   445,577
                                                                             ===========               ===========

      Deferred tax asset valuation allowance                                                           $ 1,105,870
                                                                                                       ===========

Reserve not shown elsewhere:
  Reserve for estimated future costs of
    service and guarantees                                                   $   169,906 (c)           $   878,952
                                                                             ===========               ===========

Year ended December 31, 2000:
  Reserve deducted in the balance sheet from
    the asset to which it applies:
      Allowance for doubtful accounts                                        $    78,201 (b)           $   439,546
                                                                             ===========               ===========

      Deferred tax asset valuation allowance                                                           $ 1,085,716
                                                                                                       ===========

Reserve not shown elsewhere:
  Reserve for estimated future costs of
    service and guarantees                                                   $   119,249 (c)           $   506,102
                                                                             ===========               ===========

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

                                        SELAS CORPORATION OF AMERICA
                                                 (Registrant)

                                        By:  /s/ Robert F. Gallagher
                                             -----------------------
                                            Robert F. Gallagher
                                            Chief Financial Officer,
                                            Treasurer and Secretary


Dated:  March 20, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of members of the Board of Directors) on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark S. Gorder
----------------------------
Mark S. Gorder
President and Chief Executive
Officer and Director (principal executive officer)
March 20, 2003

/s/ Robert F. Gallagher
-----------------------------
Robert F. Gallagher
Chief Financial Officer
Treasurer and Secretary
(principal accounting and financial officer)
March 20, 2003

/s/Frederick L. Bissinger
----------------------------
Frederick L. Bissinger
Director
March 20, 2003

/s/Nicholas A. Giordano
----------------------------
Nicholas A. Giordano
Director
March 20, 2003

/s/Robert N. Masucci
----------------------------
Robert N. Masucci
Director
March 20, 2003

/s/ Michael J. McKenna
----------------------------
Michael J. McKenna
Director
March 20, 2003

                                  CERTIFICATION

I, Mark S. Gorder, Chief Executive Officer of Selas Corporation of America, certify that:

1.I have reviewed this annual report on Form 10-K of Selas Corporation of America;

2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 20, 2003                      /s/ Mark S. Gorder
       --------------                      -------------------------------------
                                           Chief Executive Officer

                                  CERTIFICATION

I, Robert F. Gallagher, Chief Financial Officer of Selas Corporation of America, certify that:

1.I have reviewed this annual report on Form 10-K of Selas Corporation of America;

2.Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6.The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 20, 2003                                /s/Robert F. Gallagher
      --------------                                ----------------------------
                                                    Chief Financial Officer

                                  EXHIBIT INDEX
EXHIBITS:

4I. First Amendment to Second Waiver and Amendment Agreement dated June 24, 2002 among the Company, certain of its subsidiaries, and Wachovia Bank, formerly First Union National Bank.

4J. Second Amendment to Second Waiver and Amendment Agreement dated July 30, 2002 among the Company, certain of its subsidiaries, and Wachovia Bank.

4K. Third Amendment to Second Waiver and Amendment Agreement dated November 14, 2002 among the Company, certain of its subsidiaries, and Wachovia Bank.

4L. Third Waiver and Amendment Agreement dated March 14, 2003 among the Company, certain of its subsidiaries, and Wachovia Bank.

13. "Selas Corporation of America Five-Year Summary of Operations" contained on Page 6 of the Company's 2002 annual report to shareholders; "Other Financial Highlights" contained on page 7 of the Company's 2002 annual report to shareholders; "Management's Discussion and Analysis of Financial Condition and Results of Operations" contained on pages 8-22 of the Company's 2002 annual report to shareholders; and the Company's consolidated financial statements, including the "Notes to Consolidated Financial Statements" and the "Report of Independent Auditors" contained on pages 23-59 of the Company's 2002 annual report to shareholders.

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