Form 10-Q
period 2003-03-31
SELAS CORP OF AMERICA
filed 2003-05-15
CIK 88790

28
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED     March 31, 2003

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD ENDED

COMMISSION FILE NUMBER              1-5005


                            SELAS CORPORATION OF AMERICA
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            PENNSYLVANIA                              23-1069060
(STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO)
INCORPORATION OR ORGANIZATION)


          ARDEN HILLS, MINNESOTA                          55112
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)


                                  (651) 636-9770
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                  N/A
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                (X) YES ( ) NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED BY RULE 12B-2 OF THE EXCHANGE ACT)

                                ( ) YES (X ) NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

COMMON SHARES, $1.00 PAR VALUE            5,119,214 (exclusive of 515,754
            CLASS                                 treasury shares)
                                           OUTSTANDING AT MAY 12, 2003


                         SELAS CORPORATION OF AMERICA


                                   I N D E X


                                                           Page
                                                          Number

PART I:  FINANCIAL INFORMATION


       Item 1.  Financial Statements

         Consolidated Condensed (Unaudited) Balance Sheets
         as of March 31, 2003 and December 31, 2002        3, 4

         Consolidated Condensed (Unaudited) Statements
         of Operations for the Three Months Ended
         March 31, 2003 and 2002                           5

         Consolidated Condensed(Unaudited)Statements
         of Cash Flows for the Three Months Ended
         March 31, 2003 and 2002                           6


         Notes to Consolidated Financial Statements        7-15


       Item 2.  Management's Discussion and Analysis       16-20
               of Financial Condition and Results of
               Operations


       Item 3.  Quantitative and Qualitative Disclosures   20
                About Market Risk

       Item 4.  Controls and Procedures                    20


PART II: OTHER INFORMATION


       Item 1.  Legal Proceedings                          22

       Item 6.  Exhibits and Reports on Form 8-K           22

       Certifications                                      23-25




                         PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                         SELAS CORPORATION OF AMERICA
                     Consolidated Condensed Balance Sheets
                                    Assets

                                              March 31, December 31,
                                                2003        2002
                                           (Unaudited)   (Audited)

Current assets

Cash, including cash equivalents of
  $413,000 in 2003 and $418,000 in 2002    $ 2,605,591   $ 2,039,044
  and restricted cash of $413,000 in 2003
  and $418,000 in 2002.

Accounts receivable (including unbilled
  receivables of $1,327,000 in 2003
  and $1,447,000 in 2002, less allowance
  for doubtful accounts of $1,138,000 in
  2003 and $1,109,000 in 2002)              16,042,102    15,627,864

Inventories                                  8,932,693     9,393,802

Refundable income tax                          135,882       336,758

Deferred income taxes                        1,914,405     1,818,384

Other current assets                         1,304,369     1,064,829

Assets of discontinued operations           13,226,625    13,610,601

    Total current assets                    44,161,667    43,891,282

Property, plant and equipment

  Land                                         231,943       231,943
  Buildings                                  5,149,415     5,149,415
  Machinery and equipment                   30,421,790    29,903,795

                                            35,803,148    35,285,153

Less:  Accumulated depreciation             23,561,143    22,921,608

       Net property, plant and equipment    12,242,005    12,363,545

Goodwill                                     5,376,317     5,376,317

Deferred income taxes                          396,148       348,712

Other assets, less amortization              1,779,225     1,575,539

                                           $63,955,362   $63,555,395


       (See accompanying notes to the consolidated financial statements)


                         SELAS CORPORATION OF AMERICA
                     Consolidated Condensed Balance Sheets
                     Liabilities and Shareholders' Equity


                                                March 31, December 31,
                                                  2003       2002
Current liabilities                           (Unaudited)  (Audited)

  Notes payable                             $ 11,806,538 $ 10,920,984

  Current maturities of long-term debt         1,343,336    1,573,716

  Accounts payable                             9,868,460   11,046,373

  Customers' advance payments on contracts     3,427,028    2,457,499

  Guarantee obligations and estimated costs
    of service                                 1,233,452    1,188,361

  Other accrued liabilities                    6,932,295    6,194,679

  Liabilities of discontinued operations       6,751,327    6,955,654

      Total current liabilities               41,362,436   40,337,266

Long-term debt                                 2,534,304    2,736,236

Other postretirement benefit obligations       3,894,811    3,866,154

Contingencies and commitments

Shareholders' equity

  Common shares, $1 par; 10,000,000 shares
    authorized; 5,634,968 shares issued        5,634,968    5,634,968

  Additional paid-in capital                  12,012,541   12,012,541

  Retained earnings                            1,506,994    1,743,256

  Accumulated other comprehensive loss        (1,725,614) (1,509,948)

  Less:  515,754 common shares held
         in treasury, at cost                 (1,265,078) (1,265,078)

      Total shareholders' equity              16,163,811  16,615,739

                                             $63,955,362 $63,555,395



       (See accompanying notes to the consolidated financial statements)




                         SELAS CORPORATION OF AMERICA
                Consolidated Condensed Statements of Operations
                                  (Unaudited)

                                             Three Months Ended
                                            March 31,   March 31,
                                              2003        2002

Sales, net                               $14,636,016   $16,694,750

Operating costs and expenses
  Cost of sales                           10,736,131    13,081,789
Gross Margin                               3,899,885     3,612,961

  Selling, general and administrative
    Expenses                               4,220,451     3,683,966

Operating loss                             (320,566)       (71,005)

  Interest expense                         (190,911)       (82,638)

  Interest income                              2,422        15,281
  Other income, net                           83,586        93,936

Loss from continuing operations
  before income taxes                      (425,469)       (44,426)

Income tax expense (benefit)                   3,375       (63,405)

(Loss)Income from continuing operations    (428,844)        18,979

Income (loss) from discontinued
operations, net of income taxes              192,582      (157,377)
(benefit)

Net loss before change in
  accounting principle                      (236,262)     (138,398)

Cumulative effect of change in
  accounting principle                            --    (10,551,926)

Net loss                                   $(236,262)  $(10,690,324)

Income (loss) per share
  Basic
    Continuing operations                      $(.08)        $ --
    Discontinued operations                      .04         (.03)
    Accounting principle change                   --        (2.06)
                                              $ (.04)      $(2.09)
  Diluted
    Continuing operations                     $ (.08)       $ --
    Discontinued operations                      .04         (.03)
    Accounting principle change                   --        (2.06)
                                              $ (.04)      $(2.09)
Average shares outstanding

  Basic                                    5,119,214     5,119,214
  Diluted                                  5,119,214     5,119,214

       (See accompanying notes to the consolidated financial statements)


                         SELAS CORPORATION OF AMERICA
                Consolidated Condensed Statements of Cash Flows
                                  (Unaudited)

                                                     Three Months Ended
                                                    March 31,    March 31,
                                                      2003         2002
Cash flows from operating activities:
 Net loss                                        $ (236,262) $(10,690,324)
 Adjustments to reconcile net loss
  to net cash provided (used) by operating
  activities:
 (Income) loss from discontinued operations        (192,582)      157,377
   Cumulative effect of accounting principle            --     10,551,926
change
   Depreciation and amortization                    689,506       756,241
   (Gain) loss on sale of property and                 (213)        1,325
equipment
   Provision for deferred taxes                    (100,199)      (99,077)
   Changes in operating assets and liabilities:
    Accounts receivable                             207,202      (635,874)
    Inventories                                     468,170       289,340
    Other assets                                  (362,420)      (290,403)
    Accounts payable                            (1,851,199)       (22,778)
    Accrued expenses                                790,734       813,960
    Customer advances                               921,933      (670,185)
    Other liabilities                                30,989       (36,487)
 Net cash provided by continuing operations         365,659       125,041
 Net cash provided (used) by
    discontinued                    operations      522,135      (331,227)
 Net cash provided (used) by operating              887,794      (206,186)
activities

Cash flows from investing activities:
   Purchases of property, plant and equipment (468,556) (492,237) Proceeds from sale of property, plant
     and equipment                                      213            --
   Patents and intangibles                         (64,552)            --
 Net cash used by investing activities            (532,895)      (492,237)
 Net cash used by discontinued operations          (58,178)       (37,450)
 Net cash used by investing activities            (591,073)      (529,687)

Cash flows from financing activities:
   Proceeds from short-term bank borrowings        798,620        932,327
   Proceeds from borrowings to acquire
     subsidiary company                                  --       136,173
   Repayments of short-term bank borrowings        (81,331)      (494,722)
   Repayments of long-term debt                   (458,778)      (457,986)
 Net cash provided by financing activities          258,511       115,792

 Effect of exchange rate changes on cash             11,315       (39,415)
 Net increase (decrease) in cash and cash
   equivalents                                      566,547      (659,496)
Cash and cash equivalents, beginning of period    2,039,044     3,636,173

Cash and cash equivalents, end of period         $2,605,591   $ 2,976,677


       (See accompanying notes to the consolidated financial statements)



                         SELAS CORPORATION OF AMERICA


Notes to Consolidated Condensed Financial Statements (Unaudited)

1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of March 31, 2003 and December 31, 2002, and the consolidated results of its operations for the three months ended March 31, 2003 and 2002.

2.    New Accounting Standards Adopted in the current quarter.

    The Company adopted the following new Financial Accounting Standards Board
    (FASB) issued Statements of Financial Accounting Standards (SFAS) accounting pronouncements:


    In June 2001, FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from the acquisition, construction, development, and/or normal use of the assets. The Company also records a corresponding asset that is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company was required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 did not have a material effect on the Company's financial statements.

    In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the accounting for costs associated with disposal activities covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and with exit (restructuring) activities previously covered by Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This Statement nullifies EITF Issue No. 94-3 in its entirety and requires that a liability for all costs be recognized when the liability is incurred. Generally, the ability to accrue for the cost of a workforce reduction plan at the communication date will be limited. The cost of the plan will be recognized over the future service period of the employees. This Statement will be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's financial statements

    In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002, and did not have a material effect on the Company's financial statements.

    In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation is not expected to have a material effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.

3.    Discontinued Operations

    In the fourth quarter of 2002, the Company initiated its plan to dispose of the Company's Tire Holders, Lifts and Related Products segment. This segment consists of one wholly-owned subsidiary operating on a stand alone basis that sells tire holders, lifts and related products to automotive customers. The Company has accounted for the plan to dispose of the subsidiaries as a discontinued operation and has reclassified the historical financial data. This subsidiary generated sales of $3.8 million, and $4.0 million and net income of $171,000, and $259,000 for the three months ended March 31, 2003 and 2002 respectively.

    In the fourth quarter of 2002, the Company disposed of the majority of the Company's primary custom-engineered furnace business, Selas SAS (Paris), along with a closely related subsidiary, Selas U.K. (Derbyshire). These subsidiaries formed the Company's large custom-engineered furnaces division used primarily in the steel and glass industries worldwide. The furnaces engineered by this division are custom-engineered to meet customer specific requirements. The sale of the large custom-engineered furnace division was completed in December 2002. A building located outside of Paris, France and Selas Italiana, S.r.L. were excluded from the sale. The purchase price was approximately $600,000 above the net asset value at the time of sale. In addition, the purchaser assumed $1,356,000 of a receivable on a completed construction contract. The Company is required to reimburse the purchaser for any portion of the receivable that has not been collected by May 2003. Certain assets and liabilities associated with completed contracts and discontinued operations were retained. These are expected to be collected or paid in the normal course of 2003. In addition, the Company continues to market the building and expects to complete the sale in 2003.

    The consolidated condensed financial statements reflect the Company's presentation of discontinued operations.

4.    Statements of Cash Flows

    Supplemental disclosures of cash flow information:

                                      Three Months Ended
                                   --------------------------
                                    March 31,     March 31,
                                      2003          2002
    Interest received              $     507    $    3,198
    Interest paid                  $ 176,357    $  110,936
    Income taxes paid              $  71,147    $    2,203



5. Business Segment Information

   The Company has two operating segments. The Company is engaged in providing engineered heat technology equipment and services to industries throughout the world, and the manufacture of precision miniature medical and electronic products. The results of operations and assets of these segments are prepared on the same basis as the consolidated condensed financial statements for the three months ended March 31, 2003 and 2002 and the consolidated condensed financial statements included in the Company's 2002 Annual Report on Form 10-K.

   The Company's reportable segments reflect separately managed, strategic business units that provide different products and services, and for which financial information is separately prepared and monitored.


                   Precision
   For The         Miniature
  Three Months     Medical and               General
    Ended          Electronic      Heat      Corporate Discontinued
March 31, 2003      Products    Technology   Expenses  Operations     Total

Sales, net       $ 8,993,038 $ 5,642,978 $        -- $         -- $14,636,016

Net income
 (loss)              309,576    (431,119)   (307,301)     192,582    (236,262)

Depreciation
  and amortiza-
  tion               604,865      84,640          --           --     689,505

Property, plant
  and equipment
  additions          457,810      10,746          --           --     468,556

Total assets     $30,427,741 $20,300,996 $        -- $ 13,226,625 $63,955,362






                   Precision
   For The         Miniature
  Three Months     Medical and               General
    Ended          Electronic     Heat      Corporate  Discontinued
March 31, 2002     Products     Technology   Expenses  Operations     Total

Sales, net       $ 8,818,358  $ 7,876,392  $       --  $       -- $ 16,694,750

Net income(loss)
  before change in
  accounting
  pinciple           166,130       90,453    (237,604)   (157,377)    (138,398)

Cumulative effect
  of change in
  accounting
  principle       (9,428,354)  (1,123,572)         --         --   (10,551,926)

Net income (loss) (9,262,224)  (1,033,119)   (237,604)  (157,377)  (10,690,324)

Depreciation
  and amortiza-
  tion               627,485      128,756          --         --       756,241

Property, plant
  and equipment
  additions          437,575       54,662          --         --       492,237

Total assets     $31,623,256  $21,051,453 $        -- $22,987,857 $ 75,662,566


6.  Accounts Receivable

    At March 31, 2003, the Company had $3,460,000 of trade accounts receivable due from hearing health manufacturers and $3,753,000 in currently billed and unbilled receivables from Heat Technology customers in the aluminum and glassware industry.

    The following analysis provides the detail of revenue recognition methodology by segment for the three months ended March 31, 2003:

                     Precision
                     Miniature
                     Medical and
                     Electronic       Heat
                     Products      Technology       Total

    Upon Shipment    $ 8,993,038   $ 2,610,931   $11,603,969
    Percentage of
      completion              --     3,032,047     3,032,047

    Total Revenue    $ 8,993,038   $ 5,642,978   $14,636,016



7. Business Combinations and Goodwill and Other Intangible Assets

   As of January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations entered into after September 2001 to be accounted for under the purchase method. SFAS No. 142 set forth new financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized but tested for impairment on a periodic basis. The Company discontinued the amortization of goodwill effective January 1, 2002. The provisions of SFAS No. 142 also required the completion of a transitional impairment test (with any impairment identified) accounted for as a cumulative effect of a change in accounting principle. As of the date of adoption, the Company had unamortized goodwill in the amount of $15,632,000. The Company determined the goodwill associated with the following operations had been impaired an wrote off: $1,528,000 remaining goodwill pertaining to its European Heat Technology operations; $404,000 of negative goodwill pertaining to its Asian Heat Technology operations, and The Company also recognized an impairment of, and wrote off $9,428,000 of goodwill associated with its Precision Miniature Medical and Electronics Products business. The net charge totaling $10,552,000 was recognized as a cumulative change in accounting principle in the 2002 consolidated statement of operations. The corresponding deferred tax asset of $743,000 was offset by a valuation allowance. Changes in the estimated future cash flows from these businesses could have a significant impact on the amount of any future impairment, if any. In accordance with SFAS No. 142, the Company's remaining unamortized goodwill will be tested for impairment on an annual basis.

8.    Inventories consist of the following at:

                                         March 31,     December 31,
                                           2003           2002

    Raw material                       $ 2,638,650     $ 2,958,909
    Work-in-process                      2,741,359       2,874,125
    Finished products and components     3,552,684       3,560,768

                                       $ 8,932,693     $ 9,393,802


9.  Notes Payable and Long Term Debt

    Notes payable at March 31, 2003 and December 31, 2002 are summarized below:

                                         March 31,     December 31,
                                           2003           2002
    Notes payable:
    Short term borrowings, Europe      $ 6,768,646    $ 6,427,529
    Short term borrowings,               4,613,253      3,982,137
    domestic
    Short term borrowings, Asia            424,639        511,318

    Total notes payable                $11,806,538    $10,920,984


    During the first quarter of 2003 the Company did not meet certain covenants, pertaining to its consolidated total liabilities to consolidated tangible capital funds ratio, and its fixed coverage ratio, as set forth in its credit facilities. The Company has obtained waivers from the bank for these covenants.

    The Company and its domestic subsidiaries entered into a revolving credit loan facility and a supplemental facility for which borrowings of $6,500,000 could be outstanding at any one time. The revolving credit loan facility, which had a maximum limit of $4,500,000, had borrowings of $3,253,253 as of March 31, 2003 bearing an interest rate of 3.80% (LIBOR plus 2.5%). The loan carries a commitment fee of .25% per annum, payable on the unborrowed portion of the line. The domestic revolving credit loan facilities have been extended to April 1, 2004.

    In March 2003, the Company amended its agreement for its domestic and foreign revolving credit and term loan facilities and obtained a new facility in the amount of 1,000,000 euros (approximately $1,067,000) for the issuance of advance payment guarantees (APG's). The new facility can be expanded to 1,750,000 euros (approximately $1,867,000) after the sale of discontinued operations and the payoff of the French Overdraft and Domestic Supplemental Facilities. APG's bear an interest rate of 3% per annum. The supplemental facility, which had a maximum limit of $2,000,000, had borrowings of $1,360,000 as of March 31, 2003 bearing interest at a rate of 5.05% (LIBOR plus 3.75%). The loan carries a commitment fee of .25% per annum, payable on the unborrowed portion of the line. The domestic supplemental loan credit facility has been extended to the earlier of January 1, 2004 or the sale of assets from discontinued operations in 2003.

    Long-term debt at March 31, 2003 and December 31, 2002 is summarized below:
                                    March 31,       December 31,
                                       2003             2002

    Term loans, Europe             $ 1,358,155     $ 1,581,889
    Term loans, domestic             2,514,483       2,722,247
    Other borrowings                     5,002           5,816
                                     3,877,640       4,309,952
    Less: current maturities         1,343,336       1,573,716
                                   $ 2,534,304     $ 2,736,236


   The terms of the domestic loan agreements require monthly principal payments of approximately $64,000 through April 2004, with a balloon payment due at the end of the loans. At March 31, 2003, the borrowings under the credit agreement bore interest, payable monthly, at an interest rate of 3.80% (LIBOR plus 2.50%). The credit agreement is subject to a prepayment penalty of 3%.

   The Company's French subsidiary, Selas (SAS), financed its premises outside of Paris with bank borrowings maturing August 31, 2006, which require quarterly installments of principal of approximately $47,000 (44,000 Euros). The loan accrues interest payable quarterly. The interest rate on March 31, 2003 was 3.28% (the Euro Interbank Offered Rate (EURIBOR) plus .7%). The loan balance as of March 31, 2003 was $636,000 (597,000 Euros). The loan is subject to a prepayment penalty of 3%. The debt is secured by the land and building of Selas S.A. The land and building are for sale and the expected proceeds will be used to pay down liabilities.

   Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control.

   We believe that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities as amended, the potential sale of certain assets, and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs. If, however, we do not generate sufficient cash or complete such financings on a timely basis, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition.


10.Income Taxes

    Income tax expense for the three months ended March 31, 2003 was $3,000 compared with a tax benefit of $63,000 for the three months ended March 31, 2002, which results in effective tax rates of minus .8% and a benefit of 142.7%, respectively. The effective rate of benefit in relation to pre-tax loss in 2003 is low because tax benefits from certain foreign net operating losses, were fully reserved by a valuation allowance. The rate of tax benefit in relation to pre-tax loss in 2002 is high because tax benefits from certain foreign net operating losses, that were previously fully reserved by a valuation reserve, were utilized for income tax purposes.

11. Accounting for Stock Options

    The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Therefore, no compensation expense has been recognized for the stock option plans. SFAS No. 123 "Accounting for Stock-Based Compensation", amended by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", requires the Company to disclose pro forma net income and pro forma earnings per share amounts as if compensation expense was recognized for options granted after 1995. Using this approach, net income and earnings per share would have been reduced to the pro forma amounts indicated in the table:

                                           Three Months Ended
                                                March 31,
                                           2003         2002

    Net income (loss) as reported       $(236,262)  $(10,690,324)
    Deduct:  Total stock-based
      employee    compensation expense
      determined under fair value
      based method for all awards, net
      of related tax effects              (21,711)       (44,963)
    Pro forma net income                $(257,973)  $(10,735,287)
    Earnings per share:
      Basic-as reported                    $(.04)      $(2.09)
      Basic-pro forma                      $(.05)      $(2.10)

    The aggregate fair value was calculated by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions for the plan:

                                           Three Months Ended
                                                March 31,
                                          2003            2002
    Risk-free interest rates          3.11% - 4.16    4.46% - 4.99%
    Volatility                             55%             46%
    Expected lives (months)                74              78


12. Earnings (Loss) Per Share

    The following table sets forth the computation of basic and diluted earnings per share:
                                      For the Three Months Ended
                                            March 31, 2003
                               -----------------------------------------
                                    Income        Shares      Per Share
                                 (Numerator)   (Denominator)    Amount
   Basic Earnings Per Share

   Loss from continuing
     operations                $   (428,844)      5,119,214     $(.08)
   Income from discontinued
     operations                     192,582       5,119,214       .04

   Loss available to
     common shareholders       $   (236,262)      5,119,214    $ (.04)

   Effect of Dilutive                    --              --        --
   Securities

   Stock options                         --              --        --

   Diluted Earnings Per Share  $   (236,262)      5,119,214     $(.04)



                                      For the Three Months Ended
                                            March 31, 2002
                               -----------------------------------------
                                    Income        Shares      Per Share
                                 (Numerator)   (Denominator)    Amount
   Basic Earnings Per Share

   Income from continuing
     operations                $     18,979       5,119,214        --
   Loss from discontinued
     operations                    (157,377)      5,119,214      (.03)
   Effect of accounting change  (10,551,926)      5,119,214    ( 2.06)

   Loss available to
     common shareholders       $(10,690,324)      5,119,214    $(2.09)

   Effect of Dilutive                    --              --        --
   Securities

   Stock options                         --              --        --

   Diluted Earnings Per Share  $(10,690,324)      5,119,214    $(2.09)


    Excluded from the computation of diluted earnings per share were options to purchase approximately 466,000 common shares whose effect would have been anti-dilutive.

13. Legal Proceedings

    The Company is a defendant along with a number of other parties in approximately 108 lawsuits as of December 31, 2002-(approximately 87 lawsuits as of December 31, 2001) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants.- There has been no significant changes in either the number of cases settled or pending since December 31,2002. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company.- The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy.- The Company has requested that the lead carrier substantiate this situation.- The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period.- The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company.- Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

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





ITEM 2. Management's Discussion and Analysis of Financial
       Condition             and Results of Operations


Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations.

      Forward-looking statements include, without limitation, statements as to the Company's expected future results of operations and growth, the Company's business strategy, the expected benefits of reduction in employee headcount, the expected sale of the Company's Tire Holders, Lifts and Related Products segment and use of proceeds, the expected increases in operating efficiencies, anticipated trends in the hearing health market related to the Company's Precision Miniature Medical and Electronic Products segment, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of changes in accounting pronouncements and statements as to trends or the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this annual report to shareholders, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

o     the ability to implement the Company's business strategy;
o     the volume and timing of orders received by the Company;
o     foreign currency movements in markets the Company services;
o     changes in global economy and financial markets;
o     changes in the mix of products sold;
o     acceptance of the Company's products;
o     competitive pricing pressures;
o     availability of electronic components for the Company's products;
o     ability to create and market products in a timely manner;
o     ability to pay debt when it comes due;
o     ability to sell businesses marked for sale; and
o     the risks associated with terrorist attacks, war and threats of attacks and wars.

For a description of other risks see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.



2003 compared with 2002

The Company has embarked on a strategy to focus on its Precision Miniature Medical and Electronics Products markets for future growth. As part of this strategy, in December 2002, the Company initiated its plan to sell its Tire Holders, Lifts and Related Products segment. This segment consists of one wholly-owned subsidiary, Deuer Manufacturing, Inc., that operates on a stand alone basis. Deuer generated approximately $3.8 million and $4.0 million of revenue and $171,000 and $259,000 of net income for the three months ended March 31, 2003 and 2002, respectively. The Company has accounted for the plan to sell the subsidiary as a discontinued operation. See note 3 to the consolidated financial statements included herein.

Consolidated net sales for the three months ended March 31, were as follows (in thousands):


                                         2003      2002      Change
Precision Miniature Medical and
  Electronic Products                  $8,993    $8,818       $175
Heat Technology                         5,643     7,877     (2,234)

Total                                 $14,636   $16,695    $(2,059)



Precision Miniature Medical and Electronic Products segment sales for the quarter ended March 31, 2003 were up over the same year-ago period, primarily due to stronger sales in its medical markets, partially offset by lower sales in the hearing health market. Heat Technology segment sales continue to be impacted by the poor worldwide economy for capital goods and the war in the Middle East where the Company has several customers.

Gross margin for the three months ended March 31 was as follows (in thousands):

                                              2003      2002    Change

Precision Miniature Medical and
  Electronic Products                        $2,606    $2,149   $ 457
Heat Technology                               1,294     1,464    (170)

Total                                        $3,900    $3,613   $ 287


Gross margin, as a percent of segment sales for the quarter ended March 31, was as follows:

                                              2003      2002   Change
Precision Miniature Medical and
  Electronic Products                         29.0      24.4     4.6
Heat Technology                               22.9      18.6     4.3

Total                                         26.6      21.6     5.0

The Precision Miniature Medical and Electronic Products segment benefited from stronger sales in its medical market which is typically a higher margin business than either the hearing health or electronics markets.

The Heat Technology segment gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions related to the project. The dollar gross margin was lower due to the substantially lower sales volume in the quarter ended March 31, 2003. As a percent of sales, the gross profit margins for the first quarter of 2003 were positively impacted by reduced estimated costs to complete on a job in northern Europe that is substantially complete and no other jobs incurring any large unexpected increases in their estimates to complete.

Selling, general and administrative expenses (SG&A):

                                             2003     2002   Change

Dollars (in thousands)                     $4,220   $3,684    $536

Percent of Sales                            28.8%    22.1%    6.7%


The higher SG&A expenses in the three-months ended March 31, 2003, compared to the same year-ago period are due to higher selling and administrative costs in Europe. The Company has retained certain operations within Europe that were included in discontinued operations in the prior year. Additionally, the Company incurred higher research and development costs in its Precision Miniature Medical and Electronic Products business as it strives to introduce more products into the hearing health market.

Interest expense for the three months ended March 31, 2003 was $191,000 compared to $83,000 for the same period in 2002. The increase over last year's first quarter was due to interest expense on certain European debt that was classified as discontinued operations in 2002. Interest income for the quarter ended March 31, 2003 decreased to $2,000 compared to $15,000 for the same period in 2002. The decrease is due to lower average cash balances available for investing in the current year.

Other income (expense) includes realized and unrealized gains (loss) on foreign exchange. The quarter ended March 31, 2003 includes a gain of $27,000 compared to a loss of $73,000 for the three months ended March 31, 2002 due to a weaker U.S. dollar compared to the Euro. The loss in the first quarter of 2002 was offset by other income of approximately $95,000 in proceeds received from the demutualization of the Company' life insurance carrier.

Income tax expense for the three months ended March 31, 2003 was $3,000 compared with a benefit of $63,000 for the three months ended March 31, 2002, which resulted in effective tax rates of minus .8% and 142.7%, respectively. The effective rate of tax benefit in relation to the pre-tax loss in 2003 was low because tax benefits from certain foreign net operating losses, were fully reserved by a valuation allowance. The rate of tax benefit in relation to the pre-tax loss in 2002 was high because tax benefits from certain foreign net operating losses, which were previously fully reserved by a valuation reserve, were utilized for income tax purposes.

For the three months ended March 31, 2003, the net loss from continuing operations was $429,000 compared with income of $19,000 in last year's first quarter. The loss, compared to net income in the prior year, was primarily due to increased SG&A expenses due to higher overhead in our European operations compared to last year, higher research and development costs, and a decreased income tax benefit due to uncertainty as to the utilization of foreign net operating loss carry forwards.

Discontinued operations generated net income of $193,000 for the three months ended March 31, 2003 compared to net losses of $157,000 in last year's first quarter. The net income in the current year is from the Company's wholly owned subsidiary, Deuer manufacturing, Inc. Deuer generated net income of $259,000 the first quarter of 2002, partially offset by losses of $416,000 from the Company's large furnace business which was sold in December 2002.

Liquidity and Capital Resources

Consolidated net working capital decreased to $2.8 million at March 31, 2003 from $3.5 million at December 31, 2002. The decrease was primarily from decreased liabilities due to payments made, the purchase of property and equipment, and pay down of long-term debt.

The Company's cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows (in thousands):

                                  Three Months   Three Months
                                     Ended           Ended
                                   March 31,       March 31,
                                      2003           2002
  Cash provided (used) by:
      Continuing operations          $ 366          $ 125
      Discontinued operations          464           (368)
      Investing activities            (533)          (492)
      Financing activities             259            116
    Effect of exchange rate
      changes on cash                   11            (39)
  Increase in cash                   $ 567          $ 567


The Company had the following bank arrangements (in thousands):

                                    March 31,    December 31,
                                       2003          2002
  Total availability under
  existing facilities                $20,397       $20,369

  Borrowings and commitments:
    Notes payable                     11,807        10,921
    Long-term debt                     3,877         4,310
    Total borrowings                  15,684        15,231
    Advance payment guarantees
      (off-balance sheet) (a)          1,240         2,160
  Total outstanding borrowings
  and              commitments        16,924        17,391

  Remaining availability under
    Existing facilities               $3,473        $2,978


(a)Advance Payment Guarantees (APG's) are required by some customers in the Heat Technology segment. The APG's are a form of borrowing, providing a performance guarantee to the customer in the event of a default in delivery or a failure of the furnace being supplied. Although the guarantee period can vary widely, an APG is typically in force from six months to one year.

Borrowings  under  the  majority  of  the  Company's  credit   facilities  bear
interest at LIBOR plus 2.5% to 3.75%.

In March 2003, the Company entered into an amended agreement for its domestic and European revolving credit and term loan facilities and obtained a new facility in the amount of an additional 1,000,000 Euros (approximately $1,090,000) for the issuance of advance payment guarantees (APG's). The new facility can be expanded to 1,750,000 Euros (approximately $1,908,000) after the sale of discontinued operations and the payoff of certain existing facilities. APG's bear an interest rate of 3% per annum. In addition the agreement calls for pay downs if the sale of certain assets is consummated. These facilities expire either on January 1, 2004 or April 1, 2004.

Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control.

We believe that funds expected to be generated from operations, the sale of assets, the available borrowing capacity through our revolving credit loan facilities as amended, the potential sale of certain assets, and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs through March 31,2004. If, however, we do not generate sufficient cash or complete such financings on a timely basis, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition.


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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company's revenue recognition, discontinued operations, and deferred taxes policies. These and other significant accounting policies are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations', and Note 1 to the Company's 2002 financial statements contained in or incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

For information regarding the Company's exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Annual Report on Form 10-K for 2002. There have been no material changes in the Company's portfolio of financial instruments or market risk exposures which have occurred since year-end.

ITEM 4.  Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal
Controls.

Within the 90 days prior to the date of this Annual Report on Form 10-Q, the Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls"). This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

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






                          PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings

    The information contained in note 6 to the Consolidated Condensed Financial Statements is incorporated by reference herein.


ITEM 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

    99.1 Certification of the Company's Chief Executive Officer pursuant to 18 U.S. S. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
    99.2 Certification of the Company's Chief Financial Officer pursuant to 18 U.S. S. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

(b)   Reports on Form 8-K

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

                                             SELAS CORPORATION OF AMERICA
                                                     (Registrant)





Date:  May 14, 2003                     /s/ Robert F. Gallagher
    Robert F. Gallagher
                                        Chief Financial Officer and
                                        Treasurer





CERTIFICATIONS Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: May 14, 2003
                                     /s/ Mark S. Gorder
                                        Mark S. Gorder
                                              Chief Executive Officer



CERTIFICATIONS Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

Date: May 14, 2003
                                      /s/ Robert F. Gallagher
                                    Robert F. Gallagher
                                    Chief Financial Officer and Treasurer



                                 EXHIBIT INDEX



    99.1  Certification of principal executive officer pursuant to U.S.C.
          Section 135 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

    99.2  Certification of principal financial officer pursuant to U.S.C.
          Section 135 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002



EXHIBIT 99.1 CERTIFICATIONS

                           CERTIFICATION PURSUANT TO
                            18 U.S.C.SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




I, Mark S. Gorder, Chief Executive Officer of Selas Corporation of America 'the Company', certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

      the quarterly report on Form 10-Q of the Company for the three months ended March 31, 2003 'the Report' fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 14, 2003
                                        /s/ Mark S. Gorder
                                            Mark S. Gorder
                                                  Chief Executive Officer





EXHIBIT 99.2 CERTIFICATIONS

                           CERTIFICATION PURSUANT TO
                            18 U.S.C.SECTION 1350,
                            AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




I, Robert F. Gallagher, Chief Financial Officer of Selas Corporation of America(the 'Company'), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

      the quarterly report on Form 10-Q of the Company for the three months ended March 31, 2003 'the 'Report' fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C. 78m or 78o(d)); and

      the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: May 14, 2003
                                      /s/ Robert F. Gallagher
                                    Robert F. Gallagher
                                    Chief Financial Officer and Treasurer