Form 10-Q
period 2003-06-30
SELAS CORP OF AMERICA
filed 2003-08-14
CIK 88790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED     June 30, 2003
                               -----------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM
                              ------------------------------------------------

COMMISSION FILE NUMBER              1-5005
                       -------------------------------------------------------


                            SELAS CORPORATION OF AMERICA
------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          PENNSYLVANIA                                   23-1069060
  -------------------------------           ----------------------------------
  (STATE OR OTHER JURISDICTION OF            (IRS EMPLOYER IDENTIFICATION NO)
   INCORPORATION OR ORGANIZATION)


  1260 RED FOX ROAD, ARDEN HILLS, MINNESOTA               55112
------------------------------------------------------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)


                                 (651) 636-9770
------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                       N/A
------------------------------------------------------------------------------
                    (FORMER NAME, FORMER ADDRESS AND FORMER
                   FISCAL YEAR, IF CHANGED SINCE LAST REPORT)

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

                                 ( ) YES (X ) NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

COMMON SHARES, $1.00 PAR VALUE        5,124,214 (exclusive of 515,754
------------------------------        -------------------------------
            CLASS                            treasury shares)
                                             ---------------
                                      OUTSTANDING AT JULY 22, 2003

                          SELAS CORPORATION OF AMERICA


                                    I N D E X
                                    ---------

                                                                        Page
                                                                       Number
                                                                       ------

PART I:  FINANCIAL INFORMATION

     Item 1.  Financial Statements

              Consolidated Condensed (Unaudited) Balance Sheets
              as of June 30, 2003 and December 31, 2002                 3, 4

              Consolidated Condensed (Unaudited) Statements
              of Operations for the Three Months Ended
              June 30, 2003 and 2002                                    5

              Consolidated Condensed (Unaudited) Statements
              of Operations for the Six Months Ended
              June 30, 2003 and 2002                                    6

              Consolidated Condensed(Unaudited)Statements
              of Cash Flows for the Six Months Ended
              June 30, 2003 and 2002                                    7

              Notes to Consolidated Financial Statements                8-19

     Item 2.  Management's Discussion and Analysis                      20-25
                    of Financial Condition and Results of
                    Operations

     Item 3.  Quantitative and Qualitative Disclosures                  25
              About Market Risk

     Item 4.  Controls and Procedures                                   25


PART II: OTHER INFORMATION

     Item 1.  Legal Proceedings                                         26

     Item 4.  Submission of Matters to a vote of                        26
              security holders

     Item 6.  Exhibits and Reports on Form 8-K                          26

                          PART I: FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          SELAS CORPORATION OF AMERICA
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                                     ASSETS
                                     ------

                                                  June 30,      December 31,
                                                    2003             2002
                                                (Unaudited)       (Audited)
                                                -----------     ------------
Current assets

Cash, including cash equivalents of
  $415,000 in 2003 and $418,000 in 2002 and     $ 1,293,127     $ 2,039,044
  restricted cash of $415,000 in 2003 and
  $418,000 in 2002

Accounts receivable (including unbilled
  receivables of $2,404,000 in 2003
  and $1,447,000 in 2002,less allowance for
  doubtful accounts of $1,066,000 in 2003
  and $1,109,000 in 2002)                        16,740,672      15,627,864

Inventories                                       9,332,828       9,393,802

Refundable income tax                                    --         336,758

Deferred income taxes                             2,160,830       1,818,384

Other current assets                              1,767,746       1,064,829

Assets of discontinued operations                12,146,281      13,610,601
                                                -----------     -----------

    Total current assets                         43,441,484      43,891,282

Property, plant and equipment

  Land                                              231,943         231,943
  Buildings                                       5,149,415       5,149,415
  Machinery and equipment                        32,128,149      29,903,795
                                                -----------     -----------

                                                 37,509,507      35,285,153

Less:  Accumulated depreciation                  25,324,378      22,921,608
                                                -----------     -----------

       Net property, plant and equipment         12,185,129      12,363,545

Goodwill                                          5,376,317       5,376,317

Deferred income taxes                               373,601         348,712

Other assets, less amortization                   1,706,172       1,575,539
                                                -----------     -----------

                                                $63,082,703     $63,555,395
                                                ===========     ===========

        (See accompanying notes to the consolidated financial statements)

                          SELAS CORPORATION OF AMERICA
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------

                                                  June 30,      December 31,
                                                   2003            2002
Current liabilities                             (Unaudited)      (Audited)
                                                -----------     ------------
  Notes payable                                 $12,404,543     $10,920,984

  Current maturities of long-term debt            3,246,692       1,573,716

  Accounts payable                               11,686,286      11,046,373

  Customers' advance payments on contracts        2,686,761       2,457,499

  Guarantee obligations and estimated costs
    of service                                    1,281,242       1,188,361

  Other accrued liabilities                       8,051,112       6,194,679

  Liabilities of discontinued operations          4,982,840       6,955,654
                                                -----------     -----------

      Total current liabilities                  44,339,476      40,337,266

Long-term debt                                      382,406       2,736,236

Other postretirement benefit obligations          4,068,787       3,866,154

Contingencies and commitments

Shareholders' equity

  Common shares, $1 par; 10,000,000 shares
    authorized; 5,634,968 shares issued           5,634,968       5,634,968

  Additional paid-in capital                     12,008,915      12,012,541

  Retained earnings                                 179,442       1,743,256

  Accumulated other comprehensive loss           (2,266,213)     (1,509,948)

  Less:  515,754 common shares held
         in treasury, at cost                    (1,265,078)     (1,265,078)
                                                -----------     -----------

      Total shareholders' equity                 14,292,034      16,615,739
                                                -----------      ----------

                                                $63,082,703     $63,555,395
                                                ===========     ===========

        (See accompanying notes to the consolidated financial statements)

                          SELAS CORPORATION OF AMERICA
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                      Three Months Ended
                                                ------------------------------
                                                   June 30,          June 30,
                                                    2003              2002
                                                ------------      ------------
Sales, net                                      $ 17,244,911      $ 17,983,975

Operating costs and expenses
  Cost of sales                                   13,841,161        14,118,475
                                                ------------      ------------
Gross Margin                                       3,403,750         3,865,500

  Selling, general and administrative
    Expenses                                       4,129,269         3,891,738
                                                ------------      ------------

Operating loss                                      (725,519)          (26,238)

  Interest expense                                  (215,273)         (117,256)
  Interest income                                      6,714             7,902
  Other income, net                                  165,329           159,093
                                                ------------      ------------

Income (Loss) from continuing operations
  before income taxes                               (768,749)           23,501

Income tax (benefit)                                (119,838)          (50,861)
                                                ------------      ------------
Income (loss) from continuing operations            (648,911)           74,362

Income (loss) from discontinued operations,
  net of income taxes (benefit)                     (682,268)          156,853
                                                ------------      ------------

Net income (loss)                               $ (1,331,179)     $    231,215
                                                ============      ============
Income (loss) per share
  Basic
    Continuing operations                       $       (.13)     $        .01
    Discontinued operations                             (.13)              .03
                                                ------------      ------------
                                                $       (.26)     $        .04
                                                ============      ============
  Diluted
    Continuing operations                       $       (.13)     $        .01
    Discontinued operations                             (.13)              .03
                                                ------------      ------------
                                                $       (.26)     $        .04
                                                ============      ============

Average shares outstanding
  Basic                                            5,124,214         5,119,214
  Diluted                                          5,124,214         5,119,214

        (See accompanying notes to the consolidated financial statements)

                          SELAS CORPORATION OF AMERICA
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                       Six Months Ended
                                                ------------------------------
                                                   June 30,          June 30,
                                                    2003              2002
                                                ------------      ------------
Sales, net                                      $ 31,880,927      $ 34,678,725

Operating costs and expenses
  Cost of sales                                   24,577,292        27,200,264
                                                ------------      ------------
Gross Margin                                       7,303,635         7,478,461

  Selling, general and administrative
    Expenses                                       8,349,720         7,575,704
                                                ------------      ------------

Operating loss                                    (1,046,085)          (97,243)

  Interest expense                                  (406,184)         (199,894)
  Interest income                                      9,136            23,183
  Other income, net                                  248,915           253,029
                                                ------------      ------------
Loss from continuing operations
  before income taxes                             (1,194,218)          (20,925)

Income tax (benefit)                                (116,463)         (114,266)
                                                ------------      ------------

Income (loss) from continuing operations          (1,077,755)           93,341

Loss from discontinued operations,
  net of income tax (benefit)                       (489,686)             (524)
                                                ------------      ------------

Net income (loss) before change in
  Accounting principle                            (1,567,441)           92,817

Cumulative effect of change in
  Accounting principle                                    --       (10,551,926)
                                                ------------      ------------

Net loss                                        $ (1,567,441)     $(10,459,109)
                                                ============      ============

Income(loss) per share
  Basic
    Continuing operations                       $       (.21)     $        .02
    Discontinued operations                             (.10)             (.00)
    Accounting principle change                           --             (2.06)
                                                ------------      ------------
                                                $       (.31)     $      (2.04)
                                                ============      ============
  Diluted
    Continuing operations                       $       (.21)     $        .02
    Discontinued operations                             (.10)             (.00)
    Accounting principle change                           --             (2.06)
                                                ------------      ------------
                                                $       (.31)     $      (2.04)
                                                ============      ============

Average shares outstanding

  Basic                                            5,124,214         5,119,214
  Diluted                                          5,124,214         5,119,214

        (See accompanying notes to the consolidated financial statements)

                          SELAS CORPORATION OF AMERICA
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                               Six Months Ended
                                                        ------------------------------
                                                          June 30,          June 30,
                                                            2003              2002
                                                        ------------      ------------
Cash flows from operating activities:
 Net loss                                               $ (1,567,441)     $(10,459,109)
 Adjustments to reconcile net loss
  to net cash provided (used) by operating
  activities:
   Loss from discontinued operations                         489,686               524
   Cumulative effect of accounting principle change               --        10,551,926
   Depreciation and amortization                           1,375,525         1,514,911
   (Gain)on sale of property and equipment                    (7,334)           (3,322)
   Provision for deferred taxes                             (195,445)           (1,448)
   Changes in operating assets and liabilities:
    Accounts receivable                                    1,025,067        (3,489,842)
    Inventories                                              141,104            47,677
    Other assets                                            (531,969)         (179,859)
    Accounts payable                                      (2,603,142)          128,234
    Accrued expenses                                       1,055,098           807,465
    Customer advances                                       (105,491)         (985,449)
    Other liabilities                                        100,588           (60,963)
                                                        ------------      ------------
 Net cash (used) by continuing operations                   (823,754)       (2,129,255)
 Net cash provided by discontinued operations                985,970           863,924
                                                        ------------      ------------
 Net cash used by operating activities                       162,216        (1,265,331)

Cash flows from investing activities:
   Purchases of property, plant and equipment               (838,335)       (1,050,962)
   Proceeds from sale of property, plant
     and equipment                                            22,676            12,311
   Patents and intangibles                                  (127,967)               --
                                                        ------------      ------------
 Net cash used by investing activities                      (943,626)       (1,038,651)
 Net cash used by discontinued operations                    (92,329)         (120,440)
                                                        ------------      ------------
 Net cash used by investing activities                    (1,035,955)       (1,159,091)

Cash flows from financing activities:
   Proceeds from short-term bank borrowings                1,068,781         1,683,901
   Proceeds from borrowings to acquire
     subsidiary company                                           --           136,173
   Repayments of short-term bank borrowings                 (205,922)         (376,034)
   Repayments of long-term debt                             (811,408)         (809,120)
                                                        ------------      ------------
 Net cash provided by financing activities                    51,451           634,920

 Effect of exchange rate changes on cash                      76,371           134,067
                                                        ------------      ------------

Net(decrease) in cash and cash equivalents                  (745,917)       (1,655,435)
Cash and cash equivalents, beginning of period             2,039,044         3,636,173
                                                        ------------      ------------

Cash and cash equivalents, end of period                $  1,293,127      $  1,980,738
                                                        ============      ============

        (See accompanying notes to the consolidated financial statements)

                          SELAS CORPORATION OF AMERICA

Notes to Consolidated Condensed Financial Statements (Unaudited)
----------------------------------------------------------------


1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of June 30, 2003 and December 31, 2002, and the consolidated results of its operations for the three and six months ended June 30, 2003 and 2002. Certain reclassifications have been made to the June 30, 2003 balance sheet related to discontinued operations at December 31, 2002. These reclassifications have no impact on the income statement.


2.   New Accounting Standards

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities, an interpretation of ARB No. 51." This interpretation addresses the consolidation by business enterprises of variable interest entities as defined in the Interpretation. The Interpretation applies immediately to variable interests in variable interest entities created after January 31, 2003, and to variable interests in variable interest entities obtained after January 31, 2003. The application of this Interpretation will not have an effect on the Company's financial statements. The Interpretation requires certain disclosures in financial statements issued after January 31, 2003 if it is reasonably possible that the Company will consolidate or disclose information about variable interest entities when the Interpretation becomes effective.


3.   Discontinued Operations

     In the fourth quarter of 2002, the Company initiated its plan to dispose of the Company's Tire Holders, Lifts and Related Products segment. This segment consisted of one wholly-owned subsidiary, Deuer Manufacturing, Inc. (Deuer), operating on a stand alone basis that sold tire holders, lifts and related products to automotive customers. The Company accounted for the plan to dispose of this subsidiary as a discontinued operation and reclassified the historical financial data. The subsidiary generated sales of $7.9 million, and $8.8 million and net income of $257,000, and $550,000 for the six months ended June 30, 2003 and 2002, respectively. On July 22, 2003 the Company sold 100 percent of the shares of Deuer for a purchase price of approximately $7.0 million, subject to a working capital adjustment. The purchase price was determined by negotiations between the parties.

     In the fourth quarter of 2002, the Company disposed of the majority of the Company's primary custom-engineered furnace business, Selas SAS (Paris), along with a closely related subsidiary, Selas U.K. (Derbyshire). These subsidiaries formed the Company's large custom-engineered furnaces division used primarily in the steel and glass industries worldwide. The furnaces engineered by this division are custom-engineered to meet customer specific requirements. The sale of the large custom-engineered furnace division was completed in December 2002. A building located outside of Paris, France and Selas Italiana, S.r.L. were excluded from the sale. The purchase price was approximately $600,000 above the net asset value at the time of sale. In addition, the purchaser assumed $1,356,000 of a receivable on a completed construction contract. The Company is required to reimburse the purchaser for any portion of the receivable that has not been collected by May 2003, although it has not yet done so. Certain assets and liabilities associated with completed contracts and discontinued operations were retained. These are expected to be collected or paid in the normal course of 2003. In July, 2003, Selas SAS filed in solvency in France. See Note 14 for further explanation.

     The consolidated condensed financial statements reflect the Company's presentation of discontinued operations.

4.   Statements of Cash Flows

     Supplemental disclosures of cash flow information:

                                            Six Months Ended
                                      -----------------------------
                                       June 30,            June 30,
                                         2003               2002
                                      ---------          ----------
         Interest received            $   3,422          $    5,891
         Interest paid                $ 366,886          $  176,050
         Income taxes paid            $  40,510          $   18,652


5.   Business Segment Information

     The Company has two operating segments. The Company is engaged in the manufacture of precision miniature medical and electronic products, and providing engineered heat technology equipment and services to industries throughout the world. The results of operations and assets of these segments are prepared on the same basis as the consolidated condensed financial statements for the three and six months ended June 30, 2003 and 2002 and the consolidated condensed financial statements included in the Company's 2002 Annual Report on Form 10-K.

     The Company's reportable segments reflect separately managed, strategic business units that provide different products and services, and for which financial information is separately prepared and monitored.

                       Precision
   For The             Miniature
  Six Months           Medical and                    General
    Ended              Electronic       Heat         Corporate       Discontinued
June 30, 2003           Products     Technology       Expenses        Operations        Total
-------------         ------------   ----------     -----------      ------------    -----------
Sales, net            $ 18,667,896   $13,213,031    $        --      $         --    $31,880,927
                      ============   ===========    ===========      ============    ===========

Net income
 (loss)                    625,649    (1,035,221)      (668,183)         (489,686)    (1,567,441)
                      ============   ===========     ==========      ============    ===========

Depreciation
  and amortiza-
  tion                   1,258,769       116,756             --                --      1,375,525
                      ============   ===========     ==========      ============    ===========

Property, plant
  and equipment
  additions                818,344        19,991             --                --        838,335
                      ============  ============     ==========      ============    ===========

Total assets          $ 29,940,134   $20,996,288     $       --      $ 12,146,281    $63,082,703
                      ============   ===========     ==========      ============    ===========

                       Precision
   For The             Miniature
  Six Months           Medical and                    General
    Ended              Electronic       Heat         Corporate       Discontinued
June 30, 2002           Products     Technology       Expenses        Operations        Total
-------------         ------------   ----------     -----------      ------------    -----------
Sales, net            $ 17,545,826   $17,132,899    $        --      $        --     $34,678,725
                      ============   ===========    ===========      ===========     ===========

Net income(loss)
  Before change in
  Accounting
  Principle               432,007        198,778       (537,444)            (524)         92,817
                      ===========    ===========    ===========      ===========     ===========

Cumulative effect
  of change in
  accounting
  principle            (9,428,354)    (1,123,572)            --               --     (10,551,926)
                      ===========    ===========    ===========      ===========     ===========

Net income (loss)      (8,996,347)      (924,794)      (537,444)            (524)    (10,459,109)
                      ===========    ===========    ===========      ===========     ===========

Depreciation
  and amortiza-
  tion                  1,255,202        259,709             --               --       1,514,911
                      ===========    ===========    ===========      ===========     ===========

Property, plant
  and equipment
  additions               984,772         66,190             --               --       1,050,962
                      ============   ============   ===========      ===========     ===========

Total assets          $41,749,133    $24,471,610    $        --      $28,116,060     $94,418,847
                      ===========    ===========    ===========      ===========     ===========

6.   Accounts Receivable

     At June 30, 2003, the Company had $3,338,000 of trade accounts receivable due from hearing health manufacturers and $7,295,000 in currently billed and unbilled receivables from Heat Technology customers in the aluminum and glassware industry.

     The following analysis provides the detail of revenue recognition methodology by segment for the six months ended June 30, 2003:

                          Precision
                          Miniature
                         Medical and
                          Electronic           Heat
                           Products          Technology        Total
                         ------------       ------------     -----------

     Upon Shipment       $ 18,667,896       $  5,620,430     $24,288,326
     Percentage of
       completion                  --          7,592,601       7,592,601
                         ------------       ------------     -----------

     Total Revenue       $ 18,667,896       $ 13,213,031     $31,880,927
                         ============       ============     ===========

7.   Business Combinations and Goodwill and Other Intangible Assets

     As of January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires all business combinations entered into after September 2001 to be accounted for under the purchase method. SFAS No. 142 set forth new financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized but tested for impairment on a periodic basis. The Company discontinued the amortization of goodwill effective January 1, 2002. The provisions of SFAS No. 142 also required the completion of a transitional impairment test (with any impairment identified) accounted for as a cumulative effect of a change in accounting principle. As of the date of adoption, the Company had unamortized goodwill in the amount of $15,632,000. The Company determined the goodwill associated with the following operations had been impaired and wrote off: $1,528,000 remaining goodwill pertaining to its European Heat Technology operations; $404,000 of negative goodwill pertaining to its Asian Heat Technology operations, and the Company also recognized an impairment of, and wrote off $9,428,000 of goodwill associated with its Precision Miniature Medical and Electronics Products business. The net charge totaling $10,552,000 was recognized as a cumulative change in accounting principle in the 2002 consolidated statement of operations. The corresponding deferred tax asset of $743,000 was offset by a valuation allowance. Changes in the estimated future cash flows from these businesses could have a significant impact on the amount of any future impairment, if any. In accordance with SFAS No. 142, the Company's remaining unamortized goodwill will be tested for impairment on an annual basis.


8.   Inventories consist of the following at:

                                            June 30,      December 31,
                                              2003            2002
                                           -----------    ------------
      Raw material                         $ 2,704,625    $ 2,958,909
      Work-in-process                        3,170,018      2,874,125
      Finished products and components       3,458,185      3,560,768
                                           -----------    -----------

                                           $ 9,332,828    $ 9,393,802
                                           ===========    ===========


9.   Notes Payable and Long Term Debt

     Notes payable at June 30, 2003 and December 31, 2002 are summarized below:

                                                 June 30,      December 31,
                                                   2003            2002
                                                -----------    -----------
      Notes payable:
      Short term borrowings, Europe             $ 7,354,534    $ 6,427,529
      Short term borrowings, domestic             4,749,253      3,982,137
      Short term borrowings, Asia                   300,756        511,318
                                                -----------    -----------

      Total notes payable                       $12,404,543    $10,920,984
                                                ===========    ===========

     At June 30, 2003 the Company was not in compliance with certain financial covenants contained in its credit facility. These covenants pertained to the company's consolidated tangible capital funds, consolidated total liabilities to consolidated tangible capital funds ratio, consolidated current ratio and its fixed coverage ratio. The Company has obtained waivers of these covenants from the bank.

     The Company and its domestic subsidiaries entered into a revolving credit loan facility and a supplemental facility for which borrowings of $6,500,000 could be outstanding at any one time. The revolving credit loan facility, which had a maximum limit of $4,500,000, had borrowings of $3,389,253 as of June 30, 2003 bearing an interest rate of 3.60% (LIBOR plus 2.5%). The loan carries a commitment fee of .25% per annum, payable on the unborrowed portion of the line. The domestic revolving credit loan facilities have been extended to April 1, 2004.

     In March 2003, the Company amended its agreement for its domestic and foreign revolving credit and term loan facilities and obtained a new facility in the amount of 1,000,000 euros (approximately $1,067,000) for the issuance of advance payment guarantees (APG's) by the Company's wholly owned subsidiary, Selas SAS. At June 30, 2003 APG's totaling $257,000 were outstanding. APG's bear an interest rate of 3% per annum. The supplemental facility, which had a maximum limit of $2,000,000, had borrowings of $1,360,000 as of June 30, 2003 bearing interest at a rate of 4.85% (LIBOR plus 3.75%). The loan carries a commitment fee of .25% per annum, payable on the unborrowed portion of the line. The domestic supplemental loan credit facility has been extended to the earlier of January 1, 2004 or the sale of assets from discontinued operations in 2003. In July, 2003, Selas SAS filed insolvency in France. See Note 14 for further explanation.

     Long-term debt at June 30, 2003 and December 31, 2002 is summarized below:

                                     June 30,          Dec 31,
                                        2003             2002
                                    -----------      -----------
      Long Term Debt:
      Term loans, Europe            $ 1,298,086      $ 1,581,889
      Term loans, domestic            2,326,857        2,722,247
      Other borrowings                    4,155            5,816
                                    -----------      -----------
                                      3,629,098        4,309,952
      Less: current maturities        3,246,692        1,573,716
                                    -----------      -----------
                                    $   382,406      $ 2,736,236
                                    ===========      ===========

     The terms of the domestic loan agreements require monthly principal payments of approximately $64,000 through April 2004, with a balloon payment due at the end of the loans. At June 30, 2003, the borrowings under the credit agreement bore interest, payable monthly, at an interest rate of 3.60% (LIBOR plus 2.50%). The credit agreement is subject to a prepayment penalty of 3%.

     The Company's French subsidiary, Selas SAS, financed its premises outside of Paris with bank borrowings maturing August 31, 2006, which require quarterly installments of principal of approximately $49,000 (44,000 Euros). The loan accrues interest payable quarterly. The interest rate on June 30, 2003 was 2.85% (the Euro Interbank Offered Rate (EURIBOR) plus .7%). The loan balance as of June 30, 2003 was $617,000 (553,000 Euros). The loan is subject to a prepayment penalty of 3%. The debt is secured by the land and building of Selas SAS. In July, 2003, Selas SAS filed insolvency in France. See Note 14 for further explanation.

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


10.  Income Taxes

     Income taxes reflected a benefit for the six months ended June 30, 2003 of $116,000 compared with a benefit $114,000 for the six months ended June 30, 2002, which results in effective tax benefit rates of 9.75% and 546.1%, respectively. The effective rate of benefit in relation to pre-tax loss in 2003 is low because tax benefits from certain foreign net operating losses, were fully reserved by a valuation allowance. The rate of tax benefit in relation to pre-tax loss in 2002 is high because tax benefits from certain foreign net operating losses, that were previously fully reserved by a valuation reserve, were utilized for income tax purposes.


11.  Accounting for Stock Options

     The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Therefore, no compensation expense has been recognized for the stock option plans. SFAS No. 123 "Accounting for Stock-Based Compensation", amended by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", requires the Company to disclose pro forma net income and pro forma earnings per share amounts as if compensation expense was recognized for options granted after 1995. The pro forma amounts are as follows:

                                                 Three Months Ended
                                                      June 30,
                                             ---------------------------
                                                 2003           2002
                                             -----------    ------------

     Net income (loss) as reported           $(1,331,179)   $    231,215
     Deduct:  Total stock-based employee
       compensation expense determined under
       fair value based method for all
       awards, net of related tax effects        (21,711)        (44,963)
                                             -----------    ------------
     Pro forma net income (loss)             $(1,352,890)   $    186,252
                                             ===========    ============
     Earnings (loss) per share:
       Basic and diluted - as reported       $      (.26)   $        .04
       Basic and diluted - pro forma         $      (.26)   $        .04


                                                   Six Months Ended
                                                      June 30,
                                             ---------------------------
                                                2003            2002
                                             -----------    ------------

     Net (loss) as reported                  $(1,567,441)   $(10,459,109)
     Deduct:  Total stock-based employee
       compensation expense determined under
       fair value based method for all
       awards, net of related tax effects        (43,422)        (89,926)
                                             -----------    ------------
     Pro forma net loss                      $(1,610,863)   $(10,548,035)
                                             ===========    ============

     Loss per share:
       Basic and diluted - as reported       $      (.31)   $      (2.04)
       Basic and diluted - pro forma         $      (.31)   $      (2.06)

     The aggregate fair value was calculated by using the fair value of each option grant on the date of grant, utilizing the Black-Scholes option-pricing model and the following key assumptions for the plan:

                                         Six Months Ended
                                              June 30,
                                              --------
                                       2003               2002
                                       ----               ----
     Risk-free interest rates      3.11% - 4.16%      4.46% - 4.99%
     Volatility                         55%                 46%
     Expected lives (months)            74                  78


12. Income (Loss) Per Share

            The following table sets forth the computation of basic and diluted loss per share:

                                                     For the Three Months Ended
                                                           June 30, 2003
                                       ------------------------------------------------------
                                           Income              Shares              Per Share
                                        (Numerator)         (Denominator)           Amount
                                       ------------         ------------         ------------
Basic Loss Per Share

Loss from continuing
  Operations                           $   (648,911)           5,124,214         $       (.13)
Loss from discontinued
  operations                               (682,268)           5,124,214                 (.13)
                                       ------------                              ------------

Loss available to
  common shareholders                  $ (1,331,179)           5,124,214         $       (.26)

Effect of Dilutive Securities                    --                   --                   --

Stock options                                    --                   --                   --
                                       ------------         ------------         ------------

Diluted Loss Per Share                 $ (1,331,179)           5,124,214         $       (.26)
                                       ============         ============         ============


                                                      For the Six Months Ended
                                                           June 30, 2003
                                       ------------------------------------------------------
                                           Income              Shares              Per Share
                                        (Numerator)         (Denominator)           Amount
                                       ------------         ------------         ------------
Basic Loss Per Share

Loss from continuing
  operations                           $ (1,077,755)           5,124,214         $       (.21)
Loss from discontinued
  Operations                               (489,686)           5,124,214                 (.10)
                                       ------------                              ------------

Loss available to
  common shareholders                  $ (1,567,441)           5,124,214         $       (.31)

Effect of Dilutive Securities                    --                   --                   --

Stock options                                    --                   --                   --
                                       ------------         ------------         ------------

Diluted Loss Per Share                 $ (1,567,441)           5,124,214         $       (.31)
                                       ============         ============         ============

                                                     For the Three Months Ended
                                                           June 30, 2003
                                       ------------------------------------------------------
                                           Income              Shares              Per Share
                                        (Numerator)         (Denominator)           Amount
                                       ------------         ------------         ------------

Basic Earnings Per Share

Income from continuing
  operations                           $     74,362            5,119,214         $        .01
Income from discontinued
  operations                                156,853            5,119,214                  .03
                                       ------------                              ------------

Income available to
  Common shareholders                  $    231,215            5,119,214         $        .04

Effect of Dilutive Securities                    --                   --                   --

Stock options                                    --                   --                   --
                                       ------------         ------------         ------------

Diluted Earnings Per Share             $    231,215            5,119,214         $        .04
                                       ============         ============         ============


                                                      For the Six Months Ended
                                                           June 30, 2003
                                       ------------------------------------------------------
                                           Income              Shares              Per Share
                                        (Numerator)         (Denominator)           Amount
                                       ------------         ------------         ------------
Basic Earnings (Loss) Per Share

Income from continuing
  operations                           $     93,341            5,119,214         $        .02
Loss from discontinued
  operations                                   (524)           5,119,214                   --
Effect of accounting change             (10,551,926)           5,119,214               (2.06)
                                       ------------                              ------------

Loss available to
  common shareholders                  $(10,459,109)           5,119,214         $      (2.04)

Effect of Dilutive Securities                    --                   --                   --

Stock options                                    --                   --                   --
                                       ------------         ------------         ------------

Diluted Loss Per Share                 $(10,459,109)           5,119,214         $      (2.04)
                                       ============         ============         ============

     Excluded from the computation of diluted earnings per share were options to purchase approximately 466,000 common shares whose effect would have been anti-dilutive.


13.  Legal Proceedings

     The Company is a defendant along with a number of other parties in approximately 130 lawsuits as of June 30, 2003(approximately 108 lawsuits as of December 31, 2002)alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

     In July 2003, Selas SAS received notice of an unfavorable French court ruling on a subcontractor claim. The award was (euro)968,000 ($1,113,000) in principal plus (euro)217,000 ($250,000) interest for a total judgement of (euro)1,185,000 ($1,363,000). At June 30, 2003, the Company increased its accrual to the full amount taking a charge of $649,000 in the quarter ended June 30, 2003. This accrual was a part of the large furnace business sold in December 2002 and, consequently, the charge taken in the quarter ended June 30, 2003 is reflected in discontinued operations. In July, 2003, Selas SAS filed insolvency in France. See Note 14 for further explanation.

     The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company's consolidated financial position, liquidity, or results of operations.


14.  Subsequent Events

     On August 4, 2003 the Company's wholly owned subsidiary, Selas SAS, filed insolvency in the Commercial Court of Nanterre, France and is being managed through a court appointed judiciary administrator. At June 30, 2003, Selas SAS had total assets of $18.5 million and $29.0 million of liabilities. A portion of the liabilities, including approximately $7.5 million in bank debt and approximately $3 million of other liabilities, are either guaranteed by the Company or are a joint liability with the Company. The Company expects to take a minimum net charge of approximately $1.1 million in the third quarter as a result of the insolvency due primarily to the effect of the remaining translation adjustment, net of income taxes. In addition, the Company may be subject to additional litigation or liabilities as a result of the French insolvency. The insolvency filing by Selas SAS represented a default under the Company's banking agreement. The Company obtained a waiver from the bank of this default.

     Pro forma financial statements are provided below. The Proforma financial statements eliminate Selas SAS and its subsidiaries from the consolidated balance sheet excluding amounts representing joint liabilities with the Company or amounts guaranteed by the Company. The pro forma statement of operations eliminates Selas SAS and its subsidiaries except for interest expense on debt guaranteed by the Company. The statements of operations treat intercompany sales to one of Selas SAS's subsidiaries as third party sales.

                          Selas Corporation of America
                             Pro Forma Balance Sheet
                               As of June 30, 2003

                                                As                 Pro Forma              Pro Forma
                                             Presented            Adjustment               Results
Assets
Cash and cash equivalents                  $  1,293,127         $   (575,921)(1)        $    717,206
Accounts receivable                          16,740,672           (9,011,100)(1)           7,729,572
Inventories                                   9,332,828             (625,356)(1)           8,707,472
Prepaid expenses and other
  current assets                              3,928,576             (958,641)(1)           2,969,935
Assets of discontinued operations            12,146,281           (5,348,541)(1)           6,797,740
                                           ------------         ------------            ------------
   Total current assets                      43,441,484          (16,519,559)             26,921,925

Property plant and equipment                 37,509,507           (3,653,845)(1)          33,855,662
Less: accumulated depreciation               25,324,378            2,575,571(1)          (22,748,807)
                                           ------------         ------------            ------------
   Net property plant and equipment          12,185,129           (1,078,274)(1)          11,106,855

Excess of cost over net assets
  acquired, less amortization                 5,376,317                   --(1)            5,376,317
Other assets                                  2,079,773              154,624(1)            2,234,397
                                           ------------         ------------            ------------
   Total assets                              63,082,703          (17,443,209)             45,639,494
                                           ============         ============            ============

Liabilities and equity
Bank Debt                                    15,651,235             (995,718)(2)          14,655,517
Accounts payable                             11,686,286           (8,208,760)(3)           3,477,526
Other liabilities                             3,968,003           (2,298,198)(3)           1,669,805
Liabilities of discontinued
  operations                                  4,982,840           (3,415,570)(4)           1,567,270
Other accrued liabilities                     8,051,112           (2,810,194)(3)           5,240,918
                                           ------------         ------------            ------------
   Total current liabilities                 44,339,476          (17,728,440)             26,611,036

Other long term liabilities                   4,451,193             (541,336)(3)           3,909,857

Shareholders' equity
Common Stock                                  5,634,968                   --               5,634,968
Other stockholder's equity                    8,657,066              826,567(5)            9,483,633
                                           ------------         ------------            ------------
Total liabilities and
  stockholders' equity                     $ 63,082,703         $(17,443,209)           $ 45,639,494
                                           ============         ============            ============

(1) Eliminate all assets of Selas SAS and its subsidiaries from the consolidation.
(2) Eliminate bank debt of Selas SAS and its subsidiaries not guaranteed by the Company.
(3)  Eliminate all liabilities of Selas SAS and its subsidiaries.
(4) Eliminate liabilities of discontinued operations of Selas SAS that are not a joint obligation of Selas SAS and the Company.
(5) Net equity impact from elimination of liabilities and assets of Selas SAS and its subsidiaries from the consolidation.

                          Selas Corporation of America
                        Pro Forma Statement of Operations
                     For the Six Months Ended June 30, 2003

                                                As                 Pro Forma              Pro Forma
                                             Presented            Adjustment               Results
Sales, net                                 $ 31,880,927            $  9,087,633(1)         $ 22,793,294
Operating cost and expenses                  24,577,292               8,082,494(1)           16,494,798
                                           ------------            ------------            ------------
Gross Margin                                  7,303,635               1,005,139               6,298,496
Selling, general and administrative
  expenses                                    8,349,720               1,822,957(1)            6,526,763
                                           ------------            ------------            ------------
Operating loss                               (1,046,085)               (817,818)               (228,267)

Interest expense                               (406,184)                (83,994)(2)            (322,190)
Other income                                    258,051                  88,393(1)              169,658
                                           ------------            ------------            ------------
(Loss) before income taxes                   (1,194,218)               (813,419)               (380,799)

Income tax benefit                             (116,463)                (25,489)(1)             (90,974)
                                           ------------            ------------            ------------

(Loss) from continuing operations          $ (1,077,755)           $   (787,930)           $   (289,825)
                                           ============            ============            ============


(Loss) per share from continuing
  operations:

  Basis                                    $       (.21)           $       (.15)           $       (.06)
  Diluted                                          (.21)                   (.15)                   (.06)

Average shares outstanding
  Basic                                       5,124,214                                       5,124,214
  Diluted                                     5,124,214                                       5,124,214

(1) Eliminate third party sales, cost of sales, selling general and administrative expenses, other income, and income tax benefit of Selas SAS and its subsidiaries.
(2) Eliminate interest expense from Selas SAS and its subsidiaries debt not guaranteed by the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results
        -----------------------------------------------------------------------
        of Operations
        -------------

Forward-Looking and Cautionary Statements
-----------------------------------------

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations."

Forward-looking statements include, without limitation, statements as to the Company's expected future results of operations and growth, the Company's business strategy, the expected benefits of reduction in employee headcount, the planned sale of the Company's remaining discontinued operations, and use of proceeds, the expected increases in operating efficiencies, anticipated trends in the hearing health market related to the Company's Precision Miniature Medical and Electronic Products segment, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of changes in accounting pronouncements and statements as to trends or the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

          o    the ability to implement the Company's business strategy;
          o risks arising in connection with the insolvency of Selas SAS and potential liabilities and actions arising in connection therewith;
          o    the volume and timing of orders received by the Company;
          o    foreign currency movements in markets the Company services;
          o    changes in global economy and financial markets;
          o    changes in the mix of products sold;
          o    acceptance of the Company's products;
          o    pending and potential future litigation;
          o    competitive pricing pressures;
          o    availability of electronic components for the Company's products;
          o    ability to create and market products in a timely manner;
          o    ability to pay debt when it comes due;
          o    ability to sell businesses marked for sale; and
          o the risks associated with terrorist attacks, war and threats of attacks and wars.

For a description of other risks see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

2003 compared with 2002
-----------------------

The Company has embarked on a strategy to focus on its Precision Miniature Medical and Electronics Products markets for future growth. As part of this strategy, in December 2002, the Company initiated its plan to sell its Tire Holders, Lifts and Related Products segment. This segment consisted of one wholly-owned subsidiary, Deuer Manufacturing, Inc., that operated on a stand alone basis. Deuer generated approximately $7.9 million and $8.8 million of revenue and $257,000 and $550,000 of net income for the six months ended June 30, 2003 and 2002, respectively. The Company accounted for the plan to sell the subsidiary as a discontinued operation. See note 3 to the consolidated financial statements included herein.

Consolidated net sales for the three months ended June 30, were as follows (in thousands):

                                         2003         2002        Change
                                       --------     --------     -------
Precision Miniature Medical and
  Electronic Products                  $  9,675     $  8,727     $   948
Heat Technology                           7,570        9,257      (1,687)
                                       --------     --------     -------

Total                                  $ 17,245     $ 17,984     $  (739)
                                       ========     ========     =======

Consolidated net sales for the six months ended June 30, were as follows (in thousands):

                                         2003         2002        Change
                                       --------     --------     -------
Precision Miniature Medical and
  Electronic Products                  $ 18,668     $ 17,546     $ 1,122
Heat Technology                          13,213       17,133      (3,920)
                                       --------     --------     -------

Total                                  $ 31,881     $ 34,679     $(2,798)
                                       ========     ========     =======

Precision Miniature Medical and Electronic Products segment sales for both the three and six months ended June 30, 2003 were up over the same year-ago period, primarily due to stronger sales in its medical markets, partially offset by lower sales in the hearing health market. Heat Technology segment sales for both the three and six months ended June 30, 2003 continue to be impacted by the poor worldwide economy for capital goods and hostilities in the Middle East where the Company has several customers. Weak sales of the Company's small furnace line and an unfavorable French court ruling on a dispute with a subcontractor forced the Company's wholly-owned subsidiary, Selas SAS, to file insolvency on August 4,2003. See note 14 to the financial statements.

Gross margin for the three months ended June 30 was as follows (in thousands):

                                       2003      2002     Change
                                      ------    ------    ------

Precision Miniature Medical and
  Electronic Products                 $2,643    $2,301    $  342
Heat Technology                          761     1,563      (802)
                                      ------    ------    ------

Total                                 $3,404    $3,864    $ (460)
                                      ======    ======    ======

Gross margin for the six months ended June 30 was as follows (in thousands):

                                       2003      2002     Change
                                      ------    ------    ------

Precision Miniature Medical and
  Electronic Products                 $5,249    $4,451    $  798
Heat Technology                        2,055     3,028      (973)
                                      ------    ------    ------
Total                                 $7,304    $7,479    $ (175)
                                      ======    ======    =======


Gross margin, as a percent of segment sales for the three and six months ended June 30, was as follows:

                                             2003                2002               Change
                                            ------              ------              ------
                                      Quarter     YTD     Quarter     YTD     Quarter     YTD
                                      -------   -------   -------   -------   -------   -------
Precision Miniature Medical
and Electronic Products                 27.3     28.1       26.4     25.4         .9      2.7
Heat Technology                         10.0     15.6       16.9     17.7       (6.9)    (2.1)

Total                                   19.7     22.9       21.5     21.6       (1.8)     1.3

During the three and six month period ended June 30, 2003, the Precision Miniature Medical and Electronic Products segments gross profit margins benefited from stronger sales in its medical market which is typically a higher margin business than either the hearing health or electronics markets.

The Heat Technology segment gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions related to the project. The gross margin was lower due to the substantially lower sales volume in the quarter ended June 30, 2003 compared to the quarter ended June 30, 2002.

Selling, general and administrative expenses (SG&A) were as follows:

                                             2003                2002               Change
                                            ------              ------              ------
                                      Quarter     YTD     Quarter     YTD     Quarter     YTD
                                      -------   -------   -------   -------   -------   -------
Dollars (thousands)                   $ 4,129   $ 8,350   $ 3,892   $ 7,576   $   237   $   774

Percent of Sales                         23.9%     26.2%     21.6%     21.8%      2.3%      4.4%

The higher SG&A expenses in both the three and six months ended June 30, 2003, compared to the same year-ago period were due to higher selling and administrative costs in Europe. The Company has retained certain employees within Europe who were included in discontinued operations in the prior year. Additionally, the Company incurred higher research and development costs in its Precision Miniature Medical and Electronic Products business as it strives to introduce more products into the hearing health market.

Interest expense for the three and six months ended June 30, 2003 was $215,000 and $406,000 compared to $117,000 and $200,000 for the same periods in 2002. The increase over last year's first quarter was due to interest expense on certain European debt that was classified as discontinued operations in 2002. Interest income for the six months ended June 30,2003 was $9,000 compared to $23,000 for the same period in 2002, the decrease is attributable to interest on a trade receivable in 2002.

Other income (expense) includes realized and unrealized gains (loss) on foreign exchange. The six months ended June 30, 2003 includes a gain of $163,000 compared to a gain of $165,000 for the six months ended June 30, 2002.

Income taxes reflected a benefit for the six months ended June 30, 2003 of $116,000 compared with a benefit $114,000 for the six months ended June 30, 2002, which results in effective tax benefit rates 9.75% and 546.1%, respectively. The effective rate of benefit in relation to pre-tax loss in 2003 is low because tax benefits from certain foreign net operating losses, were fully reserved by a valuation allowance. The rate of tax benefit in relation to pre-tax loss in 2002 is high because tax benefits from certain foreign net operating losses, which were previously fully reserved by a valuation reserve, were utilized for income tax purposes.

For the three and six months ended June 30, 2003, the net loss from continuing operations was $649,000 and $1,078,000 compared with income of $74,000 and $93,000 for the same periods last year. The loss, compared to net income in the prior year, was primarily due to decreased sales, increased SG&A expenses due to higher overhead in our European operations compared to last year, and higher research and development costs.

Discontinued operations generated a net loss of $682,000 and $489,000 for the three and six months ended June 30, 2003, compared to net income of $157,000 and $0 for the same three and six-month periods last year. The net loss in the current year is a result of additional accruals related to an unfavorable French court ruling affecting the Company's large furnace business, which was sold in December 2002. The loss was partially offset by net income generated from the Company's wholly owned subsidiary, Deuer Manufacturing Inc. Deuer generated income of $126,000 and $297,000 for the three and six month period ended June 30, 2003.

Liquidity and Capital Resources
-------------------------------

Consolidated net working capital decreased to a negative $898,000 at June 30, 2003 from $3.5 million at December 31, 2002. The decrease was primarily from the reclassification of long term debt that is due April 1,2004.

The Company's cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows (in thousands):
                              Six Months    Six Months
                                Ended         Ended
                               June 30,      June 30,
                                 2003          2002
                               -------       -------
Cash provided (used) by:
  Continuing operations        $  (824)      $(2,129)
  Discontinued operations          893           744
  Investing activities            (943)       (1,038)
  Financing activities              52           635
  Effect of exchange rate
    changes on cash                 76           134
                               -------       -------
Decrease in cash               $  (746)      $(1,655)
                               =======       =======

The Company had the following bank arrangements (in thousands):

                                         June 30,            December 31,
                                           2003                 2002
                                         -------              -------
Total availability under
  existing facilities                    $20,918              $20,369
                                         -------              -------

Borrowings and commitments:
       Notes payable                      12,404               10,921
       Long-term debt                      3,629                4,310
                                         -------              -------
       Total borrowings                   16,034               15,231
       Advance payment guarantees
             (off-balance sheet)(a)        1,770                2,160
                                         -------              -------
Total outstanding borrowings and
  commitments                             17,805               17,391
                                         -------              -------

Remaining availability under
  Existing facilities                    $ 3,113              $ 2,978
                                         =======              =======

(a) Advance Payment Guarantees (APG's) are required by some customers in the Heat Technology segment. The APG's provide a performance guarantee to the customer in the event of a default in delivery or a failure of the furnace being supplied. Although the guarantee period can vary widely, an APG is typically in force from six months to one year.

Borrowings under the majority of the Company's credit facilities bear interest at LIBOR plus 2.5% to 3.75%.

The Company and its domestic subsidiaries entered into a revolving credit loan facility and a supplemental facility for which borrowings of $6,500,000 could be outstanding at any one time. The revolving credit loan facility, which had a maximum limit of $4,500,000, had borrowings of $3,389,253 as of June 30, 2003 bearing an interest rate of 3.60% (LIBOR plus 2.5%). The loan carries a commitment fee of .25% per annum, payable on the unborrowed portion of the line. The domestic revolving credit loan facilities have been extended to April 1, 2004.

In March 2003, the Company amended its agreement for its domestic and foreign revolving credit and term loan facilities and obtained a new facility in the amount of 1,000,000 euros (approximately $1,067,000) for the issuance of advance payment guarantees (APG's) by the Company's wholly owned subsidiary, Selas SAS. At June 30, 2003 APG's totaling $257,000 were outstanding. APG's bear an interest rate of 3% per annum. The supplemental facility, which had a maximum limit of $2,000,000, had borrowings of $1,360,000 as of June 30, 2003 bearing interest at a rate of 4.85% (LIBOR plus 3.75%). The loan carries a commitment fee of .25% per annum, payable on the unborrowed portion of the line. The domestic supplemental loan credit facility has been extended to the earlier of January 1, 2004 or the sale of assets from discontinued operations in 2003.In July, 2003, Selas SAS filed insolvency in France. See Note 14 of the financial statements for further explanation.

Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control.

We believe that funds expected to be generated from operations, the sale of assets, the available borrowing capacity through our revolving credit loan facilities as amended, the potential sale of certain assets, and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs through March 31,2004. If, however, we do not generate sufficient cash or complete such financings on a timely basis, or if we incur additional liabilities as a result of the Selas SAS insolvency, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition.


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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company's revenue recognition, discontinued operations, and deferred taxes policies. These and other significant accounting policies are described in "Management's Discussion and Analysis of Financial Condition and Results of Operations," and
Note 1 to the Company's 2002 financial statements contained in or incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.


ITEM 3. Quantitative and Qualitative Disclosures About Market Risk
        ----------------------------------------------------------

For information regarding the Company's exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. There have been no material changes in the Company's portfolio of financial instruments or market risk exposures which have occurred since December 31, 2002.


ITEM 4.  Controls and Procedures
         -----------------------

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls.

The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls") as of the end of the period covered by this Form 10-Q and any change in material controls over financial reporting that occurred during the period covered by this Form 10-Q. This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO").

Limitations on the Effectiveness of Controls.

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company conducts periodic evaluations of its internal controls to enhance where necessary its procedures and controls.

Conclusions.

Based upon the Controls Evaluation, the CEO and CFO have concluded that, the Disclosure Controls are effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when its periodic reports are being prepared.

In accordance with SEC requirements, the CEO and CFO conducted an evaluation of internal controls over financial reporting ("Internal Controls") to determine whether there have been changes in Internal Controls that have occurred during the period that have material affected or which are reasonably likely to material affect Internal Controls. Based on this evaluation, there has been no such change during the period covered by this report.

                           PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings
        -----------------

The information contained in note 13 to the Consolidated Condensed Financial Statements in part 1 of this quarterly report is incorporated by reference herein.


ITEM 4. Submission of Matters to a Vote of Security Holders
        ---------------------------------------------------

The 2003 Annual Meeting of Shareholders of the Company was held on April 23,
2003.

At the 2003 Annual Meeting:

Messrs. Frederick L. Bissinger and Nicholas A. Giordano were elected to the Board of Directors of the Company for terms expiring at the 2006 Annual Meeting. In such elections, 3,305,687 votes were cast for Mr. Bissinger and 3,308,687 were cast for Mr. Giordano. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed at the 2003 Annual Meeting by the holders of 356,628 shares withheld authority to vote for Mr. Bissinger and those filed by the holders of 353,628 shares withheld authority to vote for Mr. Giordano. The terms of the following directors continued after the Annual Meeting: Mark S. Gorder, Michael J. McKenna and Robert N. Masucci.


ITEM 6. Exhibits and Reports on Form 8-K
        --------------------------------

     (a)  Exhibits

          31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of principal executive officer pursuant to U.S.C.
               Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification of principal financial officer pursuant to U.S.C.
               Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     (b)  Reports on Form 8-K

          Form 8-K filed on July 23, 2003 to report sale of its subsidiary Deuer Manufacturing Inc.

          Form 8-K filed on August 5,2003 to report its French Subsidiary's insolvency filing.

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

                                             SELAS CORPORATION OF AMERICA
                                                     (Registrant)



Date: August 14, 2003                  By: /s/ Mark S. Gorder
                                           -------------------------------------
                                           Mark S. Gorder
                                           President and Chief Executive Officer



Date: August 14, 2003                  By: /s/ Robert F. Gallagher
                                           -------------------------------------
                                           Robert F. Gallagher
                                           Chief Financial Officer and Treasurer

                                  EXHIBIT INDEX



          31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32.1 Certification of principal executive officer pursuant to U.S.C.
               Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

          32.2 Certification of principal financial officer pursuant to U.S.C.
               Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002