Form 10-Q
period 2003-09-30
SELAS CORP OF AMERICA
filed 2003-11-14
CIK 88790

UNITED STATES
                             SECURITIES AND EXCHANGE COMMISSION
                                   WASHINGTON, D.C. 20549
                                         FORM 10-Q

(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED     September 30, 2003

                                             OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM

COMMISSION FILE NUMBER              1-5005


                            SELAS CORPORATION OF AMERICA
                   (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            PENNSYLVANIA                               23-1069060
(STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO)
INCORPORATION OR ORGANIZATION)


  1260 RED FOX ROAD, ARDEN HILLS, MINNESOTA              55112
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

COMMON SHARES, $1.00 PAR VALUE            5,124,214 (exclusive of 515,754
            CLASS                                 treasury shares)
                                           OUTSTANDING AT NOVEMBER 3, 2003


                                SELAS CORPORATION OF AMERICA


                                         I N D E X

                                                                Page
                                                               Number

PART I:  FINANCIAL INFORMATION


        Item 1.  Financial Statements

           Consolidated Condensed (Unaudited) Balance Sheets
           as of September 30, 2003 and December 31, 2002      3, 4

           Consolidated Condensed (Unaudited) Statements
           of Operations for the Three Months Ended
           September 30, 2003 and 2002                         5

           Consolidated Condensed (Unaudited) Statements
           of Operations for the Nine Months Ended
           September 30, 2003 and 2002                         6

           Consolidated Condensed (Unaudited) Statements
           of Cash Flows for the Nine Months Ended
           September 30, 2003 and 2002                         7


           Notes to Consolidated Financial Statements          8-18


        Item 2.  Management's Discussion and Analysis          19-24
                 of Financial Condition and Results of
                 Operations


        Item 3.  Quantitative and Qualitative Disclosures      24
                 About Market Risk

        Item 4.  Controls and Procedures                       24-25


PART II: OTHER INFORMATION


        Item 1.  Legal Proceedings                             25

        Item 2.  Changes in Securities and Use of Proceeds     25

        Item 3.  Defaults Upon Senior Securities               25

        Item 4.  Submission of Matters to a vote of            25
                 security holders

        Item 5.  Other Information                             25

        Item 6.  Exhibits and Reports on Form 8-K              25-26





                               PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                                SELAS CORPORATION OF AMERICA
                           Consolidated Condensed Balance Sheets
                                           Assets
                                        (Unaudited)


                                                  September 30,   December 31,
                                                       2003           2002
Current assets

Cash, including cash equivalents of
  $423,000 in 2003 and $418,000 in 2002 (all          $ 438,910     $ 1,319,207
  cash equivalents are restricted)

Accounts receivable (less allowance for
   doubtful accounts of $592,000 in 2003 and
   $434,000 in 2002)                                  7,589,646       6,996,896

Inventories                                           9,130,356       8,783,153

Refundable income tax                                   669,275         344,633

Deferred income taxes                                   854,964       1,591,160

Asset held for sale                                     540,175         540,175

Other current assets                                    711,311         726,729

Assets of discontinued operations                            --      25,140,325

    Total current assets                             19,934,637      45,442,278

Property, plant and equipment

  Land                                                  170,500         170,500
  Buildings                                           1,614,518       1,614,518
  Machinery and equipment                            28,277,037      27,726,773

                                                     30,062,055      29,511,791

Less:  Accumulated depreciation                      20,158,800      18,684,119

       Net property, plant and equipment              9,903,255      10,827,672

Goodwill                                              5,376,317       5,376,317

Deferred income taxes                                        --         466,164

Other assets, less amortization                       1,820,563       1,568,291

                                                    $37,034,772     $63,680,722



   (See accompanying notes to the consolidated condensed financial statements)


                                SELAS CORPORATION OF AMERICA
                           Consolidated Condensed Balance Sheets
                            Liabilities and Shareholders' Equity
                                        (Unaudited)


                                               September 30,   December 31,
                                                    2003           2002

  Notes payable                                   $4,935,048   $ 10,920,984

  Current maturities of long-term debt             2,150,049      1,573,716

  Accounts payable                                 3,577,727      4,094,908

  Customers' advance payments on contracts           863,680        907,811

  Guarantee obligations and estimated costs
    of service                                       498,300        544,735

  Accrued salaries, wages, and commissions         1,924,762      1,289,120

  Other accrued liabilities                        3,848,022      2,668,869

   Liabilities of discontinued operations                 --     18,757,587

      Total current liabilities                   17,797,588     40,757,730

Long-term debt                                            --      2,736,236

Other postretirement benefit obligations           3,603,870      3,571,017

Deferred income taxes                                127,746             --


Contingencies and commitments(Notes 13 and 14)

Shareholders' equity

  Common shares, $1 par; 10,000,000 shares
     authorized; 5,639,968 and 5,634,968           5,634,968      5,634,968
     shares issued, respectively

  Additional paid-in capital                      12,012,541     12,012,541

 (Accumulated deficit)retained earnings             (634,133)     1,743,256

   Accumulated other comprehensive loss             (242,730)    (1,509,948)

  Less:  515,754 common shares held
         in treasury, at cost                     (1,265,078)    (1,265,078)

      Total shareholders' equity                  15,505,568     16,615,739

                                                 $37,034,772    $63,680,722



   (See accompanying notes to the consolidated condensed financial statements)



                                SELAS CORPORATION OF AMERICA
                      Consolidated Condensed Statements of Operations
                                        (Unaudited)



                                                     Three Months Ended
                                                September 30,   September 30,
                                                     2003           2002

Sales, net                                       $11,754,452     $10,356,927

Cost of sales                                      8,723,953       8,055,843
Gross margin                                       3,030,499       2,301,084

Selling, general and administrative                3,355,020       2,999,530
    expenses

Operating loss                                      (324,521)       (698,446)

  Interest expense                                  (128,370)       (185,940)
  Interest income                                      4,801           8,868
  Other income (expense), net                        (46,647)          9,804

Loss from continuing operations
  before income taxes                               (494,737)       (865,714)

Income tax expense (benefit)                        1,221,978       (297,336)

Loss from continuing operations                   (1,716,715)       (568,378)

Income (loss) from discontinued operations,
net of income tax expense (benefit)(note 3)           906,767     (5,935,268)

Net loss                                           $ (809,948)  $ (6,503,646)

Income (loss) per share
  Basic
    Continuing operations                              $ (.34)      $ ( .11)
    Discontinued operations                               .18         (1.16)
                                                       $ (.16)       $(1.27)
  Diluted
    Continuing operations                              $ (.34)      $ ( .11)
    Discontinued operations                               .18         (1.16)
                                                       $ (.16)       $(1.27)
Average shares outstanding

  Basic                                             5,124,214       5,119,214
  Diluted                                           5,124,214       5,119,214



   (See accompanying notes to the consolidated condensed financial statements)












                                SELAS CORPORATION OF AMERICA
                      Consolidated Condensed Statements of Operations
                                        (Unaudited)



                                                      Nine Months Ended
                                                 September 30,   September 30,
                                                     2003            2002
Sales, net                                       $34,576,834     $33,544,367
Cost of sales                                     25,247,839      25,397,410
Gross margin                                       9,328,995       8,146,957

  Selling, general and administrative              9,881,783       9,134,277
    expenses

Operating loss                                      (552,788)       (987,320)

  Interest expense                                  (444,927)       (525,629)
  Interest income                                     12,778          29,329
  Other income, net                                  115,034          72,869

Loss from continuing operations
  before income taxes                               (869,903)     (1,410,751)

Income tax expense (benefit)                        1,131,004       (488,674)

Loss from continuing operations                   (2,000,907)       (922,077)

Loss from discontinued operations, net of
income tax benefit (note 3)                         (376,482)     (5,488,752)

Net loss before change in
  accounting principle                            (2,377,389)     (6,410,829)

Cumulative effect of change in
  accounting principle                                   --      (10,551,926)

Net loss                                         $(2,377,389)   $(16,962,755)

Loss per share
  Basic
    Continuing operations                             $ (.39)         $( .18)
    Discontinued operations                             (.07)          (1.07)
    Accounting principle change                           --           (2.06)
                                                      $ (.46)       $ ( 3.31)
  Diluted
    Continuing operations                             $ (.39)         $( .18)
    Discontinued operations                             (.07)          (1.07)
    Accounting principle change                            --          (2.06)
                                                      $ (.46)       $ ( 3.31)

Average shares outstanding

  Basic                                             5,124,214       5,119,214
  Diluted                                           5,124,214       5,119,214

   (See accompanying notes to the consolidated condensed financial statements)






                                SELAS CORPORATION OF AMERICA
                      Consolidated Condensed Statements of Cash Flows
                                        (Unaudited)


                                                       Nine Months Ended
                                                  September 30,   September 30,
                                                        2003            2002
Cash flows from operating activities:
 Net loss                                        $ (2,377,389)   $ (16,962,755)
 Adjustments to reconcile net loss
  to net cash provided by operating
  activities:
   Loss from discontinued operations                  376,482        5,488,752
   Cumulative effect of accounting principle change       --        10,551,926
   Depreciation and amortization                    2,036,099        2,040,962
   Loss on sale of property and equipment               3,276            3,121
   Provision for deferred taxes                     1,118,315            3,468
   Changes in operating assets and liabilities:
    Accounts receivable                              (677,249)        (437,130)
    Inventories                                      (314,976)         218,225
    Other assets                                     (884,654)         627,037
    Accounts payable                                 (272,701)       1,757,817
    Accrued expenses                                2,255,050          347,836
    Customer advances                                 (43,571)        (957,108)
    Other liabilities                                  29,522         (137,186)
 Net cash provided by continuing operations         1,248,204        2,544,965
 Net cash provided (used) by discontinued             277,701         (884,018)
    operations
 Net cash provided by operating activities          1,525,905        1,660,947

Cash flows from investing activities:
   Purchases of property, plant and equipment      (1,048,473)      (1,495,740)
   Proceeds from sale of subsidiary                        --            9,256
 Net cash used by investing activities             (1,048,473)      (1,486,784)
 Net cash  provided (used) by
 discontinued                                       6,605,000         (855,980)
 operations
 Net cash provided (used) by investing activities   5,556,527       (2,342,764)

Cash flows from financing activities:
   Proceeds from short-term bank borrowings                --        1,514,624
   Proceeds from borrowings to acquire
     subsidiary company                                    --          955,378
   Repayments of short-term bank borrowings        (7,010,691)      (1,644,242)
   Repayments of long-term debt                    (1,007,377)        (999,487)
 Net cash used by financing activities             (8,018,068)        (173,727)

 Effect of exchange rate changes on cash               55,339           (3,183)

 Net decrease in cash and cash equivalents           (880,297)        (858,727)
Cash and cash equivalents, beginning of period      1,319,207        1,902,569

Cash and cash equivalents, end of period            $ 438,910      $ 1,043,842


   (See accompanying notes to the consolidated condensed financial statements)



                                SELAS CORPORATION OF AMERICA


Notes to Consolidated Condensed Financial Statements (Unaudited)

1. In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of September 30, 2003 and December 31, 2002, and the consolidated results of its operations for the three and nine months ended September 30, 2003 and 2002. Certain reclassifications have been made to the December 31, 2002 balance sheet related to discontinued operations at September 30, 2003. These reclassifications had no impact on net income.

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

     In July 2002, FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This Statement addresses the accounting for costs associated with disposal activities covered by SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," and with exit (restructuring) activities previously covered by Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." This Statement nullifies EITF Issue No. 94-3 in its entirety and requires that a liability for all costs be recognized when the liability is incurred. Generally, the ability to accrue for the cost of a workforce reduction plan at the communication date will be limited. The cost of the plan will be recognized over the future service period of the employees. This Statement will be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material effect on the Company's financial statements

     In November 2002, the FASB issued Interpretation No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees Including Indirect Guarantees of Indebtedness to Others, an interpretation of FASB Statements No. 5, 57 and 107 and a rescission of FASB Interpretation No. 34." This Interpretation elaborates on the disclosures to be made by a guarantor in its annual financial statements about its obligations under guarantees issued. The Interpretation also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the obligation undertaken. The initial recognition and measurement provisions of the Interpretation are applicable to guarantees issued or modified after December 31,2002. The disclosure requirements are effective for financial statements of interim and annual periods ending after December 15, 2002, and did not have a material effect on the Company's financial statements.

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

     EITF 00-21, "Revenue Arrangements with Multiple Deliverable" provides revenue recognition guidance for arrangements with multiple deliverables, and the criteria to determine if items in a multiple deliverable agreement should be accounted for separately. In some arrangements, the different revenue-generating activities are sufficiently separable and there exists sufficient evidence of their fair values to separately account for some or all of the activities. In other arrangements, some or all of the deliverables are not independently functional, or there is not sufficient evidence of their fair values to account for them separately. This issue addresses when and, if so, how an arrangement involving multiple deliverables should be divided into separate units of accounting. This issue does not change otherwise applicable revenue recognition criteria. The guidance in this issue is effective for revenue arrangements entered into in fiscal periods beginning after June 15,2003. The Company does not expect the adoption of EITF 00-21 to have a material effect on its financial statements, as it does not lead to a change in the allocation of revenue between the different elements of a sale, when applied to the Company.

3.    Discontinued Operations

    On July 21, 2003, the Company sold 100 percent of the shares of its Tire Holders, Lifts and Related Products segment. This segment consisted of one wholly-owned subsidiary, Deuer Manufacturing, Inc. (Deuer), operating on a stand alone basis that sold tire holders, lifts and related products to automotive customers. The Company accounted for the plan to dispose of this subsidiary as a discontinued operation in December 2002 and reclassified the historical financial data. The subsidiary generated sales of $8.5 million, and $12.8 million and net income of $297,000, and $874,000 for the nine months ended September 30, 2003 and 2002, respectively. The net purchase price of approximately $6.6 million was determined by negotiations between the parties. Proceeds were used primarily to reduce the Company's outstanding bank debt. The company recognized a gain of approximately
    $1.2 million, net of tax, on the transaction.

    The Company's French subsidiary, Selas SAS, consisted of two components, a primary custom-engineered furnace business and a small furnace business:

    Primary Custom-Engineered Furnace Business

    In the fourth quarter of 2002, the Company disposed of the majority of the Company's primary custom-engineered furnace business, Selas SAS (Paris), along with a closely related subsidiary, Selas U.K. (Derbyshire). These subsidiaries formed the Company's large custom-engineered furnaces division used primarily in the steel and glass industries worldwide. The furnaces engineered by this division are custom-engineered to meet customer specific requirements. The purchase price was approximately $600,000 above the net asset value at the time of sale. In addition, the purchaser assumed $1,356,000 of a receivable on a completed construction contract which the Company guaranteed. See Note 15.

    Small Furnace Business

    In July, 2003, the remaining portion of Selas SAS, which made up the small furnace business, filed insolvency in France and is under the control of a French insolvency court administrator. As Selas SAS and its subsidiaries are no longer under the control of the Company, their results of operations are excluded from the continuing operations and the historical financial information has been restated to reflect these subsidiaries as discontinued operations. Additionally, the Company took a third quarter pre-tax charge totaling $2.2 million associated with the abandonment of this operation including the remaining translation adjustment and recording of corporate guarantees and joint liabilities. See Note 14 for further explanation.

    The consolidated condensed financial statements reflect the Company's presentation of discontinued operations. A recap of discontinued operations at September 30 is as follows:



                                      Three Months Ended    Nine Months Ended
                                      Sept 30,  Sept 30,   Sept 30,   Sept 30,
                                        2003      2002      2003       2002
    Income (loss) from operations
      Deuer                        $           $284,336   $297,087   $874,092

      Europe                                 (6,219,604)(1,580,336)(6,362,844)

    Gain on sale of Deuer           1,246,794        --  1,246,794         --
    Loss recorded on abandonment   (2,176,929)       -- (2,176,929)        --
    Tax benefit of European loss ** 1,836,902        --  1,836,902         --

                                   $  906,767(5,935,268)  (376,482)(5,488,752)


    ** See Note 10

4.    Statements of Cash Flows

    Supplemental disclosures of cash flow information:

                                              Nine Months Ended
                                        -------------------------------
                                         Sept 30,         Sept 30,
                                           2003             2002
    Interest received                   $   5,046       $    3,294
    Interest paid                       $ 394,217       $  431,979
    Income taxes paid                   $   3,907       $   11,426

5. Business Segment Information

   The Company has two operating segments. The Company is engaged in the manufacture of precision miniature medical and electronic products, and providing engineered heat technology equipment and services to industries throughout the world. The results of operations and assets of these segments are prepared on the same basis as the consolidated condensed financial statements for the three and nine months ended September 30, 2003 and 2002 and the consolidated condensed financial statements included in the Company's 2002 Annual Report on Form 10-K.

   The Company's reportable segments reflect separately managed, strategic business units that provide different products and services, and for which financial information is separately prepared and monitored.


                   Precision
   For The         Miniature
  Nine Months       Medical                 General
   Ended            and        Heat        Corporate    Discontinued
September30,2003 Electronic  Technology     Expenses     Operations       Total
                  Products

Sales, net     $ 27,899,945 $ 6,676 889  $        --  $         --  $34,576,834

Net income
 (loss)            594,112 (1,313,314)   (1,281,705)     (376,482)   (2,377,389)

Depreciation
  and amortiza-
  tion           1,966,757      69,342           --            --     2,036,099

Property, plant
  and equipment
  additions        726,586      21,454           --            --       748,040

Total assets  $ 30,313,712 $ 6,721,060   $       --  $         --   $37,034,772


                   Precision
   For The         Miniature
 Nine Months        Medical                General
    Ended             and       Heat       Corporate  Discontinued
September30,2002  Electronic Technology    Expenses    Operations      Total
                   Products

Sales, net      $26,106,611 $ 7,437,756  $        --  $        --   $33,544,367

Net income(loss)
  before change in
  accounting
  principle         461,464    (273,115)  (1,110,426)   (5,488,752)  (6,410,829)

Cumulative effect
  of change in
  accounting
  principle      (9,428,354) (1,123,572)          --            --  (10,551,926)

 Net income(loss) (8,966,890) (1,396,687)  (1,110,426)   (5,488,752)(16,962,755)
Depreciation
  and amortiza-
  tion           1,910,294      130,668           --            --    2,040,962

Property, plant
  and equipment
  additions      1,434,026       61,714           --           --     1,495,740

Total assets   $40,614,708  $ 7,569,076  $        --   $29,494,677  $77,678,461





                   Precision
   For The         Miniature
 Three Months      Medical                    General
    Ended            and         Heat        Corporate   Discontinued
September 30,2003 Electronic  Technology     Expenses     Operations     Total
                   Products
Sales, net       $ 9,232,049 $ 2,522,403   $        --       $   -- $11,754,452

Net income
 (loss)             (31,537)  (1,231,704)     (453,474)     906,767    (809,948)

 Depreciation
  and amortiza-
  tion               707,988      23,196             --                 731,184

Property, plant
  and equipment
  additions           80,708       6,017             --          --      68,727



                   Precision
   For The         Miniature
Three Months       Medical                     General
    Ended             and         Heat        Corporate Discontinued
September 30, 2002 Electronic  Technology     Expenses   Operations     Total
                    Products

Sales, net         $ 8,560,785  $ 1,796,142 $        -- $        -- $10,356,927

Net income (loss)       29,457     (216,472)   (381,363) (5,935,268) (6,503,646)

Depreciation
  and amortiza-
  tion                 655,092       1,052           --          --     656,144

Property, plant
  and equipment
  additions            449,253      16,404           --          --     465,657


The Company has made a strategic decision to focus its future on the Precision Miniature Medical and Electronics business. As a result of this decision, the Company plans to sell its land and building in Pennsylvania, with a carrying value of $540,175. In addition, the Company will sell the remaining operations of its Heat Technology segment. However, as the Company is uncertain whether the segment operations sale will be completed within twelve months as required for discontinued operations accounting treatment, this segment has been included as part of continuing operations in the financial statements, except for the building which has been classified as held for sale. The Company expects to include this segment in discontinued operations in the fourth quarter of 2003.







The following table provides a proforma statement of operations presentation as if the Heat Technology segment had been included in discontinued operations for the three and nine-months ended September 30, 2003.

                                     Three Months Ended    Nine Months Ended
                                     Sept 30,   Sept 30,    Sept 30,  Sept 30,
                                        2003     2002        2003     2002
 Sales, net                       $9,232,049 $8,560,785 $27,899,945 $26,106,611
 Cost of Sales                     6,897,910  6,654,804  20,317,220  19,749,679
 Selling, general & administrative 2,844,595  2,298,640   8,075,687   6,913,599
  expense

 Operating loss                     (510,456)  (392,659)   (492,962)   (556,667)

 Other income (expense)             (154,796)  (180,925)   (420,438)   (437,251)

 Loss from contining operations
  before income taxes               (665,252)  (573,584)   (913,400)   (993,918)

 Income tax benefit                 (180,241)  (221,678)   (225,807)   (344,956)

 Loss from continuing operations    (485,011)  (351,906)   (687,593)   (648,962)
 Loss from discontinued operations, (324,937)(6,151,740) (1,689,796) (6,885,439)
  net
 Net loss before cumulative effect
  in accounting change              (809,948)(6,503,646) (2,377,389) (7,534,401)

 Cumulative effect of change in
  accounting principle                    --         --          --  (9,428,354)

 Net loss                          ($809,948)(6,503,646  (2,377,389)(16,962,755)




6.  Accounts Receivable

    At September 30, 2003, the Company had $3,216,000 of trade accounts receivable due from hearing health manufacturers and $2,603,000 in trade accounts receivables from Heat Technology customers in the aluminum and glassware industry.

    The following analysis provides the detail of revenue recognition methodology by segment for the nine months ended September 30, 2003:

                        Precision
                        Miniature
                       Medical and
                        Electronic          Heat
                         Products       Technology          Total

    Upon shipment      $ 27,899,945    $  5,126,951     $33,026,896
    Percentage of
      completion                 --       1,549,938       1,549,938

    Sales, net         $ 27,899,945    $  6,676,889     $34,576,834






7. Business Combinations and Goodwill and Other Intangible Assets

   As of January 1, 2002, the Company adopted SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets."
   SFAS No. 141 requires all business combinations entered into after September 2001 to be accounted for under the purchase method. SFAS No. 142 sets forth new financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination,and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized but tested for impairment on a periodic basis. The Company discontinued the amortization of goodwill effective January 1, 2002. The provisions of SFAS No. 142 also required the completion of a transitional impairment test (with any impairment identified) accounted for as a cumulative effect of a change in accounting principle. As of the date of adoption, the Company had unamortized goodwill in the amount of $15,632,000. The Company determined the goodwill associated with the following operations had been impaired and wrote off: $1,528,000 remaining goodwill pertaining to its European Heat Technology operations; $404,000 of negative goodwill pertaining to its Asian Heat Technology operations, and the Company also recognized an impairment of, and wrote off $9,428,000 of goodwill associated with its Precision Miniature Medical and Electronics Products business. The net charge totaling $10,552,000 was recognized as a cumulative change in accounting principle in the 2002 consolidated statement of operations. The corresponding deferred tax asset of $743,000 was offset by a valuation allowance. Changes in the estimated future cash flows from these businesses could have a significant impact on the amount of any future impairment, if any. In accordance with SFAS No. 142, the Company's remaining unamortized goodwill will be tested for impairment on an annual basis in the fourth quarter.

8.    Inventories consist of the following at:

                                              September 30,    December 31,
                                                  2003            2002

     Raw material                             $ 2,839,260      $ 1,812,364
     Work-in-process                            3,362,739        2,575,084
     Finished products and components           2,928,357        4,395,705

                                              $ 9,130,356      $ 8,783,153


9.  Notes Payable and Long Term Debt

    Notes payable at September 30, 2003 and December 31, 2002 are summarized below:

                                         September 30,   December 31,
                                             2003             2002
    Notes payable:
    Short term borrowings, Europe       $ 1,567,079      $ 6,427,529
    Short term borrowings, domestic       3,157,253        3,982,137
    Short term borrowings, Asia             210,716          511,318

    Total notes payable                 $ 4,935,048      $10,920,984


    During the quarter ended September 30, 2003, the Company used a large portion of the proceeds from the sale of Deuer to pay down its European borrowings as required by the Company's bank agreement.This was a permanent reduction in these facilities. The European short term borrowings were liabilities of the Company's wholly owned subsidiary, Selas SAS, that filed insolvency in July 2003 (See Notes 3 and 14).This debt has now been recorded directly on the Company's US Parent's books, as a result of the bank calling upon the Company's corporate guarantee.

    At September 30, 2003 the Company was not in compliance with certain financial covenants contained in its credit facility. These covenants pertained to the Company's consolidated tangible capital funds, and its fixed coverage ratio. The Company has obtained waivers of these covenants from the bank.

    The Company and its domestic subsidiaries have a revolving credit loan facility and a supplemental facility. In March 2003, the Company amended these facilities to extend their maturities and allow the Company to have borrowings of $5,900,000 outstanding at any one time. The revolving credit loan facility, which had a maximum limit of $4,500,000, had borrowings of $1,797,253 as of September 30, 2003 bearing an interest rate of 3.62% (LIBOR plus 2.5%) and expires April 1, 2004. As of September 30, 2003 the supplemental facility, which had a maximum limit of $1,400,000, had borrowings of $1,360,000 bearing interest at a rate of 4.87% (LIBOR plus 3.75%).These facilities carry commitment fees of .25% per annum, payable on the unborrowed portion of the line.The domestic supplemental loan credit facility has been extended to the earlier of January 1, 2004 or the sale of land and building in Dresher, Pennsylvania (See Note 5).

    Long-term debt at September 30, 2003 and December 31, 2002 is summarized below:
                                         Sept  30,        Dec 31,
                                            2003            2002
    Long Term Debt:
    Term loans, Europe                  $        --     $ 1,581,889
    Term loans, domestic                  2,147,076       2,722,247
    Other borrowings                          2,973           5,816
                                          2,150,049       4,309,952
    Less: current maturities              2,150,049       1,573,716
                                        $        --     $ 2,736,236


   The terms of the domestic loan agreements require monthly principal payments of approximately $64,000 through April 2004, with a balloon payment due at the end of the loans. At September 30, 2003, the borrowings under the credit agreement bore interest, payable monthly, at an interest rate of 3.62%
   (LIBOR plus 2.50%). The credit agreement is subject to a prepayment penalty of 3%.

   Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control.

   We believe that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities, the potential sale of certain assets, and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs through March 31, 2004. If, however, we do not generate sufficient cash from operations, or complete the sale of certain assets on a timely basis, or if we incur additional liabilities as a result of the Selas SAS insolvency, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that the Company will meet its liquidity needs through March 31,2004, no assurance can be given that the Company will be able to do so.


10. Income Taxes

    Income taxes reflected an expense for the nine months ended September 30, 2003 of $1,131,000 compared with a benefit of $489,000 for the nine months ended September 30, 2002. The effective rate in 2003 was the result of establishing approximately a $1.2 million net valuation reserve against prior deferred tax assets. This was due to the large tax net operating loss carry forward resulting from the write-off of the Company's investment in its European small furnace operations that filed insolvency in the quarter ended September 30, 2003. The rate of tax benefit in relation to pre-tax loss in 2002 at 34% is consistent with the expected statutory corporate rates.

    During the quarter ended September 30, 2003, the Company recognized a tax benefit of approximately $1.8 million related to tax deductions attributable to its discontinued operations and cash refunds received.

11. Accounting for Stock Options

    The Company applies APB Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Therefore, no compensation expense has been recognized for the stock option plans. SFAS No. 123 "Accounting for Stock-Based Compensation", amended by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", requires the Company to disclose pro forma net loss and pro forma loss per share amounts as if compensation expense was recognized for all options granted. The pro forma amounts are as follows:

                                                    Three Months Ended
                                                      September 30,
                                                      2003        2002

    Net loss as reported                          $(809,948) $(6,503,646)
    Deduct:  Total stock-based employee
       compensation expense determined under
       fair value based method for all
       awards, net of related tax effects          (21,711)      (44,963)
    Pro forma net loss                            $(831,659) $(6,548,609)
    Loss per share:
      Basic and diluted - as reported               $(.16)        $(1.27)
      Basic and diluted - pro forma                 $(.16)        $(1.28)









                                                    Nine Months Ended
                                                      September 30,
                                                   2003           2002

    Net loss as reported                       $(2,377,389)  $(16,962,755)
    Deduct:  Total stock-based employee
       compensation expense determined under
       fair value based method for all
       awards, net of related tax effects          (65,133)      (134,889)
    Pro forma net loss                         $(2,442,522)  $(17,097,644)

    Loss per share:
      Basic and diluted - as reported              $(.46)          $(3.31)
      Basic and diluted - pro forma                $(.48)          $(3.34)


12. Loss Per Share

    Excluded from the computation of diluted earnings per share at September 30, 2003 were options to purchase approximately 429,000 common shares because the effect would have been anti-dilutive.

13. Legal Proceedings

    The Company is a defendant along with a number of other parties in approximately 143 lawsuits as of September 30, 2003(approximately 108 lawsuits as of December 31, 2002)alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants.-Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company.- The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy.- The Company has requested that the lead carrier substantiate its position.- The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period.- The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company.- Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

    As more fully described in Note 14, the Company' wholly owned subsidiary, Selas SAS filed insolvency in France and is being managed by a court appointed judiciary administrator. The Company may be subject to additional litigation or liabilities as a result of the French insolvency.

    The Company is also involved in other lawsuits arising in the ordinary course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company's consolidated financial position, liquidity, or results of operations.



14. Subsidiary Insolvency

    On August 4, 2003 the Company's wholly owned subsidiary, Selas SAS, filed insolvency in the Commercial Court of Nanterre, France and is being managed through a court appointed judiciary administrator. At June 30, 2003, Selas SAS had total assets of $18.5 million and $29.0 million of liabilities. A portion of the liabilities, including approximately $7.5 million in bank debt and approximately $3.0 million of other liabilities, are either guaranteed by the Company or are a joint liability with the Company. The company took a charge of approximately $2.2 million in the third quarter as a result of the insolvency due primarily to the effect of corporate guarantees and the remaining translation adjustment. Historical financial information has been restated to include this European operation in discontinued operations. In addition, the Company may be subject to additional litigation or liabilities as a result of the French insolvency. The insolvency filing by Selas SAS was a default under the Company's banking agreement. The company obtained a waiver from the bank of this default.

15. Settlement Agreement with Andritz

    In September 2003, the Company entered into a settlement agreement with Andritz AG and Andritz Selas, SAS with respect to certain claims against the Company arising out of the sale of the large furnace operation of its wholly owned subsidiary, Selas SAS, in December 2002. Under the settlement agreement, the Company agreed to pay a maximum of E2,180,000 ($2,540,000), subject to certain possible credits, estimated at approximately E870,000 ($1,014,000). The Company paid E400,000 ($440,000) at the time of settlement, E100,000($116,000) on September 30, and will pay monthly installments of E100,000($116,000) beginning November 1,2003, and ending with a final payment of E80,000 ($93,000) plus accrued and unpaid interest, on March 1,2005, subject to receipt of the aforementioned credits, if any. Outstanding amounts bear interest at the rate of three-month E LIBOR.






























ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Notes to the Consolidated Condensed Financial Statements contained in
Item 1, Part I hereof.

Forward-looking statements include, without limitation, statements as to the Company's expected future results of operations and growth, the Company's working capital requirements, the Company's business strategy, the expected benefits of reduction in employee headcount, the planned sale of the land and building in Dresher, Pennsylvania and the Company's remaining Heat Technology operations, and use of proceeds therefrom, the expected increases in operating efficiencies, anticipated trends in the hearing health market related to the Company's Precision Miniature Medical and Electronic Products segment, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

o     the ability to implement the Company's business strategy;
o     risks arising in connection with the insolvency of Selas SAS and potential liabilities and actions arising in connection therewith;
o     the ability of the Company to fund, or obtain financing for, its working capital requirements;
o     the volume and timing of orders received by the Company;
o     foreign currency movements in markets the Company services;
o     changes in global economy and financial markets;
o     changes in the mix of products sold;
o     acceptance of the Company's products;
o     pending and potential future litigation;
o     competitive pricing pressures;
o     availability of electronic components for the Company's products;
o     ability to create and market products in a timely manner;
o     ability to pay debt when it comes due;
o     ability to sell businesses marked for sale; and
o the risks associated with terrorist attacks, war and threats of attacks and wars.

For a description of other risks see "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2002 or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.



2003 compared with 2002


The Company has embarked on a strategy to focus on its Precision Miniature Medical and Electronics Products markets for future growth. As part of this strategy, in July 2003, the Company completed its planned sale of its Tire Holders, Lifts and Related Products segment.This segment consisted of one wholly-owned subsidiary, Deuer Manufacturing, Inc. (Deuer),that operated on a stand alone basis. Deuer generated approximately $8.5 million and $12.8 million of revenue and $297,000 and $874,000 of net income for the nine months ended September 30, 2003 and 2002, respectively. The net purchase price of $6.6 million was determined by negotiations between the parties. The Company recognized a gain of approximately $1.2 million, net of tax, on the transaction. The Company accounted for the plan to sell the subsidiary as a discontinued operation beginning December 2002. In July, 2003, Selas SAS, the Company's French subsidiary, filed insolvency in France and is under the control of a French insolvency court administrator. As Selas SAS and its subsidiariesare no longer under the control of the Company, their results of operations are excluded from the continuing operations and the historical financial information has been restated to reflect these subsidiaries as discontinued operations. See Notes 3 and 14 to the Consolidated Condensed Financial Statements included herein. Consolidated net sales for the three months ended September 30, were as follows (in thousands):


                                           2003        2002     Change
Precision Miniature Medical and
  Electronic Products                    $9,232      $8,561      $ 671
Heat Technology                           2,522       1,796        726

Total                                   $11,754    $10,357     $ 1,397

Consolidated net sales for the nine months ended September 30, were as follows (in thousands):


                                           2003        2002     Change
Precision Miniature Medical and
  Electronic Products                   $27,900     $26,107   $ 1,793
Heat Technology                           6,677       7,438      (761)

Total                                   $34,577     $33,545   $ 1,032


Precision Miniature Medical and Electronic Products segment sales for both the three and nine months ended September 30, 2003 were up over the same year-ago period, primarily due to stronger sales in its electronics and medical markets, partially offset by lower sales in the hearing health market. Heat Technology segment sales for the three months ended September 30, 2003, were favorably impacted by a large order in Japan. For the nine months ended September 30, 2003 Heat Technology sales continue to be adversely impacted by the poor worldwide economy for capital goods.









Gross margin for the three months ended September 30 was as follows
  (in thousands):

                                                     2003        2002    Change

Precision Miniature Medical and
  Electronic Products                               $2,334      $1,906   $ 428
Heat Technology                                        696         395     301

Total                                               $3,030      $2,301   $ 729

Gross margin for the nine months ended September 30 was as follows
  (in thousands):

                                                     2003        2002    Change

Precision Miniature Medical and
  Electronic Products                               $7,583      $6,357   $1,226
Heat Technology                                      1,746       1,790      (44)
Total                                               $9,329      $8,147   $1,182

Gross margin, as a percent of segment sales for the three and nine months ended September 30, was as follows:

                                   2003              2002           Change
                              Quarter   YTD     Quarter     YTD  Quarter    YTD
Precision Miniature
   Medical                       25.3     27.2     22.3    24.3     3.0     2.9
   and Electronic Products
Heat Technology                  27.6     26.2     22.0    24.1     5.6     2.1

Total                            25.8     27.0     22.2    24.3     3.6     2.7

During the three and nine month period ended September 30, 2003, the Precision Miniature Medical and Electronic Products segment's gross profit margins benefited from stronger sales in its electronics and medical markets, which are typically a higher margin business than the hearing health market.

The Heat Technology segment gross profit margins vary markedly from contract to contract, depending on customer specifications and other conditions related to the project. The gross profit margin for the three months ended September 30, 2003 was higher due to the increase in sales as a result of a large order in Japan. Gross profit margins for the nine months ended September 30,2003 are slightly lower than the nine months ended September 30,2002 due to the lower sales volume for the period.

Selling, general and administrative expenses (SG&A) were as follows:
                                   2003              2002            Change
                              Quarter   YTD     Quarter      YTD  Quarter   YTD

Dollars (thousands)           $ 3,355   $9,882  $ 3,000  $ 9,134     $355  $748

Percent of Sales                28.5%    28.6%    28.9%    27.2%     (.4%) 1.4%

The higher SG&A expenses in both the three and nine months ended September 30, 2003, compared to the same year-ago period were due to higher research and development costs in the Precision Miniature Medical and Electronic Products business as the Company strives to introduce more products into the hearing health market. Additionally, one of the Company's hearing health customers in France filed for insolvency during the quarter. The customer had an outstanding receivable balance of $338,000, of which $168,000 had previously been reserved. The Company recorded an additional bad debt reserve of $170,000 for the quarter. Interest expense for the three and nine months ended September 30, 2003 was $128,000 and $445,000 compared to $186,000 and $526,000 for the same periods in 2002. The decrease over last year's expense was due to the lower outstanding debt balance.

Other income (expense) included realized and unrealized gains (loss) on foreign exchange. The three months ended September 30, 2003 included a loss of $20,000 compared to a gain of $19,000 for the three months ended September 30, 2002 due to unfavorable foreign currency fluctuations. The nine months ended
September 30, 2003 included a gain of $58,000 compared to a gain of $4,000 for the nine months ended September 30, 2002 due to favorable foreign currency fluctuations.

Income taxes reflected an expense for the nine months ended September 30, 2003 of $1,131,000 compared with a benefit $489,000 for the nine months ended September 30, 2002, which results in effective tax rates of (130)% and 35%, respectively. The effective rate in 2003 was the result of establishing approximately a $1.2 million net valuation reserve against prior deferred tax assets. This was due to the large tax net operating loss carry forward resulting from the write-off of the Company's investment in its European heat technology operations, which filed insolvency in the quarter ended September 30, 2003. The rate of tax benefit at 34%, in relation to pre-tax loss in 2002, was consistent with the expected statutory corporate rates.

For the three and six months ended September 30, 2003, the net loss from continuing operations was $1,717,000 and $2,000,907 compared with losses of $568,000 and $922,000 for the same periods last year. A large portion of the loss in the quarter ended September 30, 2003 was due to an increase in income taxes as a result of establishing a $1.2 million dollar valuation reserve; other factors included increased SG&A expenses, due to higher research and development costs, along with an increase in the bad debt reserve.

Discontinued operations generated net income for the three months ended September 30, 2003 of $907,000 and a net loss for the nine months ended September 30, 2003 of $376,000, compared to a net loss of $5,935,000 and $5,489,000 for the same three and nine-month periods last year, respectively. The income in the current quarter is a result of a $1.2 million gain on the sale of the Company's wholly owned subsidiary, Deuer Manufacturing, Inc., partially offset by accruals related to the insolvency of the Company's European Heat Technology operations, net of taxes. See Notes 3 and 14 of the Consolidated Condensed Financial Statements for further explanation.

Liquidity and Capital Resources

Consolidated net working capital decreased to $2.1 million at September 30,2003 from $4.7 million at December 31, 2002. The decrease was primarily from the reclassification of long term debt that is due April 1, 2004.

The Company's cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows
(in thousands):
                                         Nine Months       Nine Months
                                            Ended              Ended
                                           Sept 30,           Sept 30,
                                             2003               2002
  Cash provided (used) by:
    Continuing operations                   $ 1,248            $ 2,545
    Discontinued operations                   6,883             (1,740)
    Investing activities                     (1,048)            (1,487)
    Financing activities                     (8,018)              (174)
    Effect of exchange rate
      changes on cash                            55                 (3)
  Decrease in cash                           $ (880)            $ (859)

The Company had the following bank arrangements (in thousands):

                                           Sept 30,       December 31,
                                              2003            2002
  Total availability under
     existing facilities                     $10,610         $20,369

  Borrowings and commitments:
    Notes payable                              4,935          10,921
    Long-term debt                             2,150           4,310
    Total borrowings                           7,085          15,231
    Advance payment guarantees
      (off-balance sheet) (a)                    141           2,160
  Total outstanding borrowings and commitments 7,226          17,391

  Remaining availability under
    existing facilities                       $3,384          $2,978

(a)Advance Payment Guarantees (APG's) are required by some customers in the Heat Technology segment. The APG's provide a performance guarantee to the customer in the event of a default in delivery or a failure of the furnace being supplied. Although the guarantee period can vary widely, an APG is typically in force from six months to one year.

Borrowings under the majority of the Company's credit facilities bear interest at LIBOR plus 2.5% to 3.75%. See Note 9 of the consolidated condensed Financial Statements for further explanation.

The Company and its domestic subsidiaries entered into a revolving credit loan facility and a supplemental facility for which borrowings of $5,900,000 could be outstanding at any one time. The revolving credit loan facility, which had a maximum limit of $4,500,000, had borrowings of $1,797,253 as of September 30, 2003 bearing an interest rate of 3.62% (LIBOR plus 2.5%). The loan carries a commitment fee of .25% per annum, payable on the unborrowed portion of the line. The domestic revolving credit loan and supplemental facilities have been extended to April 1, 2004. The supplemental facility, which had a maximum limit of $1,400,000, had borrowings of $1,360,000 as of September 30, 2003 bearing interest at a rate of 4.87% (LIBOR plus 3.75%). The loan carries a commitment fee of .25% per annum, payable on the unborrowed portion of the line. The domestic supplemental loan credit facility has been extended to the earlier of January 1, 2004 or the sale of the land and building held for sale in Dresher, Pennsylvania.

Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control.

We believe that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities, the potential sale of certain assets, and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs through March 31, 2004. If, however, we do not generate sufficient cash or complete such potential asset sales on a timely basis, obtain extensions of the maturities of our current loan facilities, or if we incur additional liabilities as a result of the Selas SAS insolvency, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that the Company will meet its liquidity needs through March 31, 2004, no assurance can be given that the Company will be able to do so.


Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumption include the Company's revenue recognition, discontinued operations, and deferred taxes policies. These and other significant accounting policies are described in and incorporated by reference from "Management's
Discussion and Analysis of Financial Condition and Results of Operations," and
Note 1 to the financial statements contained in or incorporated by referenc in the Company's Annual Report on Form 10-K for the year ended December 31,2002.


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

ITEM 4.  Controls and Procedures

Quarterly evaluation of the Company's Disclosure Controls and Internal Controls.

The Company evaluated the effectiveness of the design and operation of its "disclosure controls and procedures" ("Disclosure Controls") as of the end of the period covered by this Form 10-Q and any change in material controls over
financial reporting that occurred during the period covered by this Form   10-Q.
This evaluation ("Controls Evaluation") was done under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) ("CEO") and Chief Financial Officer (principal financial officer) ("CFO").

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


                                PART II - OTHER INFORMATION
ITEM 1.  Legal Proceedings

The information contained in Notes 13 and 14 to the Consolidated Condensed Financial Statements in part 1 of this quarterly report is incorporated by reference herein.

ITEM 2.  Changes in Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits and Reports on Form 8-K

(a)   Exhibits

     10.1 Settlement agreement between Andritz AG, Andritz SAS and Selas Corporation of America.

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

   Form 8-K filed on August 5, 2003 to report its French Subsidiary's insolvency filing.

   Form 8-K filed on November 11, 2003 to report announcement of results of operations for the three and nine months ended September 30, 2003 and discuss recent developments.























































                                         SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SELAS CORPORATION OF AMERICA
                                                     (Registrant)



Date:  November 12, 2003                  By: /s/ Mark S. Gorder
    Mark S. Gorder
                                          President and Chief Executive
                                          Officer (principal executive
                                          officer)


Date:  November 12, 2003                  By: /s/ Robert F. Gallagher
                                          Robert F. Gallagher
                                          Chief Financial Officer and Treasure
                                          (principal financial officer)





                                       EXHIBIT INDEX


     10.1 Settlement agreement between Andritz AG, Andritz SAS and Selas Corporation of America

     31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

     32.1   Certification of principal executive officer pursuant to U.S.C.
            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     32.2   Certification of principal financial officer pursuant to U.S.C.
            Section 1350 as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002




EXHIBIT 31.1
CERTIFICATIONS Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

I, Mark S. Gorder, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Selas Corporation of America;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared; (b)[Intentionally Omitted]; and (c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and (d) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and
b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 12, 2003
                                        __/s/ Mark S. Gorder__________
                                            Mark S. Gorder
                                            Chief Executive Officer
                                            (principal executive officer)


EXHIBIT 31.2
CERTIFICATIONS Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

I, Robert F. Gallagher, certify that:
1. I have reviewed this quarterly report on Form 10-Q of Selas Corporation of America;
2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;
4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:
a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
   (b)[Intentionally Omitted]; and (c)Evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this quarterly report based on such evaluation; and (d) Disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter (the registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):
a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: November 12, 2003
                                       __/s/ Robert F. Gallagher_____
                                       Robert F. Gallagher
                                       Chief Financial Officer and
                                       Treasurer (principal financial
                                       officer)




EXHIBIT 32.1 CERTIFICATIONS

                                 CERTIFICATION PURSUANT TO
                                   18 U.S.C.SECTION 1350,
                                   AS ADOPTED PURSUANT TO
                       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




I, Mark S. Gorder, Chief Executive Officer (principal executive officer) of Selas Corporation of America (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1) the quarterly report on Form 10-Q of the Company for the nine months ended September 30, 2003 (the "Report") fully complies with the requirements of
      Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 12, 2003
                                          ____/s/ Mark S. Gorder_________
                                                  Mark S. Gorder
                                             President and Chief Executive
                                             Officer (principal executive
                                             officer)

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code and is not being filed as part of the Report or as a separate disclosure document.



EXHIBIT 32.2 CERTIFICATIONS

                                 CERTIFICATION PURSUANT TO
                                   18 U.S.C.SECTION 1350,
                                   AS ADOPTED PURSUANT TO
                       SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002




I, Robert F. Gallagher, Chief Financial Officer (principal financial officer)of Selas Corporation of America (the "Compan"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

1) the quarterly report on Form 10-Q of the Company for the nine months ended September 30, 2003 (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act 1934; and

2) the information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


Date: November 12, 2003
                                          _/s/ Robert F. Gallagher_____
                                          Robert F. Gallagher
                                          Chief Financial Officer and
                                          Treasurer (principal financial
                                          officer)

The foregoing certification is being furnished solely pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Section 1350 of Chapter 63 of Title 18 of the United States Code and is not being filed as part of the Report or as a separate disclosure document.