Form 10-K
period 2003-12-31
SELAS CORP OF AMERICA
filed 2004-03-25
CIK 88790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
        [X] ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003
                                       or
            TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
        [ ] For the transition period from ____________ to ____________.


                          Commission File Number 1-5005

                          SELAS CORPORATION OF AMERICA
             (Exact name of registrant as specified in its charter)

           Pennsylvania                                23-1069060
--------------------------------                       ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  Incorporation or organization)

          1260 Red Fox Road
        Arden Hills, Minnesota                           55112
        ----------------------                           -----
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code                (651) 636-9770
                                                                  --------------

Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange on
       Title of each class                                  which registered
-------------------------------------                     --------------------
Common Shares, $1 par value per share                    American Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:   None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2 of the Act) Yes [ ] No [X]

The aggregate market value of the voting common shares held by non-affiliates of the registrant on June 30, 2003 was $7,080,846. Common shares held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant's common shares on March 19, 2004 was 5,129,214.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's 2003 annual report to shareholders are incorporated by reference into Part II of this report. Portions of the Company's proxy statement for the 2004 annual meeting of shareholders are incorporated by reference into
Part III of this report; provided, however, that the Compensation Committee Report, The Audit committee Report, the graph showing the performance of the Company's stock and any other information in such Proxy Statement that is not required to be included in the Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934. Except for the parts of such documents that have been specifically incorporated herein by reference, such documents shall not be deemed "filed" for the purposes of this report.

                                Table of Contents

                                                                        Page No.
PART I
Item 1.       Business                                                      4
Item 2.       Properties                                                   15
Item 3.       Legal Proceedings                                            16
Item 4.       Submission of Matters to a Vote of Security Holders          16
Item 4A.      Executive Officers of the Registrant                         17

PART II
Item 5.       Market for Registrant's Common Stock and Related
                       Stockholder Matters                                 18
Item 6.       Selected Financial Data                                      18
Item 7.       Management's Discussion and Analysis of Financial
                       Condition and Results of Operations                 18
Item 7A.      Quantitative and Qualitative Disclosures
                       About Market Risk                                   18
Item 8.       Financial Statements and Supplementary Data                  19
Item 9.       Changes in and Disagreements with Accountants on
                       Accounting and Financial Disclosure                 19
Item 9A.      Controls and Procedures                                      19

PART III
Item 10.      Directors and Executive Officers of the Registrant           19
Item 11.      Executive Compensation                                       20
Item 12.      Security Ownership of Certain Beneficial Owners
                       and Management                                      20
Item 13.      Certain Relationships and Related Transactions               20
Item 14.      Principal Accounting Fees and Services                       20

PART IV
Item 15.      Exhibits, Financial Statement Schedules,
                       and Reports on Form 8-K                             21

SIGNATURES                                                                 27

                                     PART I

ITEM 1. Business

Selas Corporation of America (together with its subsidiaries referred herein as the "Company") (the Company) is an international firm with operations and sales that engages in the design, development, engineering and manufacturing of micro-miniature components, systems and molded plastic parts primarily for the hearing instrument, electronics, telecommunications, computer and medical equipment industries. The Company, headquartered in Arden Hills, Minnesota has facilities in California, Singapore, and Germany, and operates directly or through subsidiaries. Within discontinued operations, the Company has facilities in Pennsylvania and Japan. The Company is a Pennsylvania corporation that was founded in 1930.

Currently, the Company has one operating segment, its precision miniature medical and electronics products segment. In the past the Company had operated three segments, precision miniature medical and electronics products segment, heat technology segment, and tire holders, lifts and related products segment. Since 2001, the Company began focusing on its precision miniature medical and electronics products segment and developing plans to exit the businesses that comprised the heat technology segment, and tire holders, lifts and related products segment. The Company successfully exited the tire holders, lifts and related products business in 2003 and is in the process of exiting the heat technology segment. The Company has classified its heat technology segment as discontinued operations.

                                2003 Developments

Sale of Deuer Manufacturing. In July 2003, the Company completed its planned sale of its Tire Holders, Lifts and Related Products segment. This segment consisted of one wholly-owned subsidiary, Deuer Manufacturing, Inc. (Deuer) which operated on a stand alone basis. In 2003, prior to its sale, Deuer generated approximately $8.5 million of sales and $8,000 in net income. Deuer had sales of $16.8 million and net income of $1.1 million in 2002. The net purchase price of $6.6 million was determined by negotiations between the parties. The Company recognized a gain of approximately $1.5 million, net of tax, on the transaction. Proceeds from the transaction were used primarily to reduce the Company's outstanding bank debt. The Company classified the subsidiary as a discontinued operation beginning December 2002.

Insolvency of French subsidiary. Selas SAS, the Company's French subsidiary, filed insolvency in France in July 2003 after four consecutive quarters of substantial losses. Under French law, Selas SAS is now under the control of a French insolvency court administrator. Because Selas SAS and its subsidiaries are no longer under the control of Selas, its results of operations are excluded from the Company's continuing operations and Selas' historical financial information has been restated to reflect these subsidiaries as discontinued operations. For more detailed information on this matter, please refer to note 2 to the Consolidated Financial Statements, which are incorporated by reference into "Item 8. Financial Statements and Supplementary Data" from the 2003 annual report to shareholders.

Burners and Components Business. In the fourth quarter of 2003, Selas initiated its plan to sell the remainder of its Heat Technology segment. This segment consists of the operating assets of Selas Corporation of America (Dresher, Pennsylvania) and Nippon Selas (Tokyo, Japan). Selas plans to sell the segment during 2004 and has classified the segment as a discontinued operation and, accordingly, has reclassified its historical financial data. For more detailed information, see notes 2 and 14 to the Consolidated Financial Statements, which are incorporated by reference into "Item 8. Financial Statements and Supplementary Data" from the 2003 annual report to shareholders.

                                2002 Developments

In the fourth quarter of 2001, the Company initiated its plan to dispose of the assets of the Company's primary custom-engineered furnace business, Selas SAS (Paris), along with two other closely related subsidiaries Selas Italiana, S.r.L. (Milan) and Selas U.K. (Derbyshire). The sale, with the exception of Selas Italiana, S.r.L., was completed in December 2002. These subsidiaries formed the Company's large custom-engineered furnaces division used primarily in the steel and glass industries worldwide. The furnaces engineered by this division were custom-engineered to meet customer specific requirements. This business generated approximately $13.5 million, $15.6 million and $27.3 million of sales and a net loss from operations of $8.0 million, $5.3 million and $69,000 in 2002, 2001 and 2000, respectively. The Company accounted for the plan to dispose of this business as a discontinued operation and, accordingly, reclassified the historical financial data for this business. See further information in note 2 to the consolidated financial statements, which are incorporated by reference into "Item 8. Financial Statements and Supplementary Data" from the 2003 annual report to shareholders.

As of January 1, 2002, the Company adopted SFAS No. 142, "Goodwill and Other Intangible Assets". Statement 142 set forth new financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized but tested for impairment on a periodic basis. The Company discontinued the amortization of goodwill effective January 1, 2002. The provisions of Statement 142 also required the completion of a transitional impairment test with any impairment identified accounted for as a cumulative effect of a change in accounting principle. As of the date of adoption, the Company had unamortized goodwill in the amount of $14,693,000. The Company determined the goodwill associated with its operations had been impaired and wrote-off goodwill of $9,428,000 as of January 1, 2002. The charge was recognized as a cumulative change in accounting principle in the 2002 consolidated statement of operations. The corresponding deferred tax asset of $743,000, was offset by a valuation allowance. See note 6 to the consolidated financial statements. In 2003, the results of the annual impairment test yielded no additional impairment of the remaining $5.2 million of goodwill. Changes in the estimated future cash flows from these businesses could have a significant impact on the amount of any future impairment, if any.

FORWARD-LOOKING STATEMENTS

Certain statements included or incorporated by reference in this Annual Report on Form 10-K or the Company's other public filings and releases, which are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to:

o statements in "Business" "Legal Proceedings" and "Risk Factors", such as the Company's ability to focus on the precision miniature medical and electronics products business segment and exit the heat technology segment, the ability to compete, the adequacy of insurance coverage, and potential increase in demand for the Company's products; and

o statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" statements in "Notes to the Company's Consolidated Financial Statements," which are incorporated by reference into this Annual Report on Form 10-K from the 2003 Annual Report to Shareholders, such as the potential sale of and marketing for the Dresher property and use of proceeds therefrom, new digital products to gain market share, recovery of the telecommunications market, potential growth in the Company's medical profits, future gross profit margins, future cost savings, net operating loss carryforwards, the impact of future cash flows, the ability to maintain financial covenants, the ability to meet working capital requirements, future level of funding of employee benefit plans, the ability to negotiate extension on purchases, the impact of foreign currencies and litigation.

Forward-looking statements also include, without limitation, statements as to the Company's expected future results of operations and growth, the Company's business strategy, the expected benefits of reduction in employee headcount, the expected increases in operating efficiencies, anticipated trends in the hearing health market related to the Company's Precision Miniature Medical and Electronic Products segment, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Annual Report on Form 10-K, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

o    the ability to implement the Company's business strategy;
o risks arising in connection with the insolvency of Selas SAS and potential liabilities and actions arising in connection therewith;
o    the volume and timing of orders received by the Company;
o    changes in estimated future cash flows;
o    foreign currency movements in markets the Company services;
o    changes in the global economy and financial markets;
o    changes in the mix of products sold;
o    acceptance of the Company's products;
o    competitive pricing pressures;
o    pending and potential future litigation;
o    availability of electronic components for the Company's products;
o    ability to create and market products in a timely manner;
o    ability to pay debt when it comes due;
o    ability to sell businesses, and assets marked for sale; and
o the risks associated with terrorist attacks, war and threats of attacks and wars.

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

THE COMPANY HAS EXPERIENCED AND EXPECTS TO CONTINUE TO EXPERIENCE FLUCTUATIONS IN ITS RESULTS OF OPERATIONS, WHICH COULD ADVERSELY AFFECT THE COMPANY.

Factors that affect the Company's results of operations include, but are not limited to, the volume and timing of orders received, changes in the global economy and financial markets, changes in the mix of products sold, market acceptance of the Company's and its customer's products, competitive pricing pressures, global currency valuations, the availability of electronic components that the Company purchases from suppliers, the Company's ability to meet increasing demand, the Company's ability to introduce new products on a timely basis, the timing of new product announcements and introductions by the Company or its competitors, changing customer requirements, delays in new product qualifications, and the timing and extent of research and development expenses. These factors have caused and may continue to cause the Company to experience material fluctuations in operating results on a quarterly and/or annual basis. These fluctuations could materially adversely affect the Company's business, financial condition and results of operations, which in turn, could adversely affect the price of the Company's common stock.

IF THE COMPANY'S PRECISION MINIATURE MEDICAL AND ELECTRONIC PRODUCTS BUSINESS IS UNABLE TO CONTINUE TO DEVELOP NEW PRODUCTS THAT ARE INEXPENSIVE TO MANUFACTURE, THE COMPANY'S RESULTS OF OPERATIONS COULD BE ADVERSELY AFFECTED.

The Company may not be able to continue to achieve its historical profit margins in its Precision Miniature Medical and Electronic Products business due to advancements in technology. The ability to continue its profit margins is dependent upon the Company's ability to stay competitive by developing products that are technologically advanced and inexpensive to manufacture.

The Precision Miniature Medical and Electronic Products business has also been affected by unfavorable conditions in the hearing instrument market and the impact of the Asian economic situation. The Company is unable to predict with any certainty when and if these conditions will improve.

THE COMPANY OPERATES IN SINGAPORE, GERMANY AND JAPAN, AND VARIOUS FACTORS RELATING TO ITS INTERNATIONAL OPERATIONS COULD AFFECT ITS RESULTS OF OPERATIONS.

The Company operates in Singapore, Germany, and Japan. Approximately 18% of the Company's revenues were derived from these countries in 2003. Political or economic instability in these countries could have an adverse impact on the Company's results of operations due to diminished revenues in these countries. The Company's future revenues, costs of operations and profit results could be affected by a number of factors related to the Company's international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country's political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the Euro, Japanese Yen, and Singapore Dollar could lead to lower reported consolidated revenues due to the translation of these currencies into U.S. dollars when the Company consolidates its revenues.

THE COMPANY OPERATES IN A HIGHLY COMPETITIVE BUSINESS AND IF THE COMPANY IS UNABLE TO BE COMPETITIVE, ITS FINANCIAL CONDITION COULD BE ADVERSELY AFFECTED.

Several of the Company's competitors have been able to offer more standardized and less technologically advanced hearing products at lower prices. Price competition has had an adverse effect on the Company's sales and margins. There can be no assurance that the Company will be able to maintain or enhance its technical capabilities or compete successfully with its existing and future competitors.

IF THE COMPANY IS UNABLE TO SELL THE ASSETS IT HAS MARKED AS DISCONTINUED OPERATIONS, ITS RESULTS OF OPERATIONS MAY BE ADVERSELY AFFECTED.

The Company may not be successful in finding a buyer for its Heat Technology business in 2004, which is shown as a discontinued operation. There can be no assurance that this business will remain a competitive supplier in view of, among other things, the highly competitive nature of the market and possible technological advances by competitors. If the remaining Heat Technology business losses its competitiveness, it may be difficult to sell at a price favorable to the Company or at all. Also, the Company may be unable to sell its property in Dresher, Pennsylvania, on terms favorable to the Company. In connection with any sale, the Company may be required to take additional charges to earnings which could adversely affect the market price of our stock.

THE COMPANY MAY EXPERIENCE DIFFICULTY IN PAYING ITS DEBT WHEN IT COMES DUE, WHICH COULD LIMIT ITS ABILITY TO OBTAIN FINANCING.

The Company's ability to pay the principal and interest on its indebtedness as it comes due will depend upon its current and future performance. The Company's performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond the Company's control. The Company believes that the amended credit facility combined with funds expected to be generated from operations, the available borrowing capacity through its revolving credit loan facilities, the potential sale of certain assets, curtailment of the dividend payment and control of capital spending will be sufficient to meet its anticipated cash requirements for operating needs through April 1, 2005. If, however, the Company is unable to renew these lines in the future, or does not generate sufficient cash or complete such financings on a timely basis, it may be required to seek additional financing or sell equity on terms which may not be as favorable as it could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that the Company will be able to negotiate acceptable terms. In addition, the Company's access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as its own financial condition.

THE COMPANY'S SUCCESS DEPENDS ON ITS SENIOR MANAGEMENT TEAM AND IF THE COMPANY IS NOT ABLE TO RETAIN THEM, IT COULD HAVE A MATERIALLY ADVERSE EFFECT ON THE COMPANY.

The Company is highly dependent upon the continued services and experience of its senior management team, including Mark S. Gorder, the Company's President, Chief Executive Officer and a director. Mr. Gorder is also the President of the Company's Precision Miniature Medical and Electronics Products segment. The Company depends on the services of Mr. Gorder and the other members of its senior management team to, among other things, continue the development and implementation of the Company's business strategies and maintain and develop its client relationships.

THE COMPANY IS SUBJECT TO NUMEROUS ASBESTOS-RELATED LAWSUITS, WHICH COULD ADVERSELY AFFECT THE COMPANY'S FINANCIAL POSITION, RESULTS OF OPERATIONS OR LIQUIDITY.

The Company is a defendant along with a number of other parties in approximately 101 lawsuits as of December 31, 2003 alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. In addition, the Company expects that claims could continue to be asserted against it. The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. While the Company has requested that the lead carrier substantiate this situation, there can be no assurance that this primary policy and the Company's other insurance policies will cover all or any portion of the costs and any awards associated with the asbestos-related lawsuits. If the Company's insurance policies do not cover the costs and any awards for the asbestos-related lawsuits, the Company will have to use its cash or obtain additional financing to pay the asbestos-related obligations and settlement costs. The ultimate outcome of any legal matter cannot be predicted with certainty. In light of the significant uncertainty associated with asbestos lawsuits, there is no guarantee that these lawsuits will not materially adversely affect the Company's financial position, results of operations or liquidity. In addition, the asbestos litigation may have an unfavorable impact on the Company's ability to sell its remaining Heat Technology business on terms favorable to the Company if a buyer were to view the litigation as a possible liability of the business being sold.

THE MARKET PRICE OF THE COMPANY'S COMMON STOCK HAS BEEN AND IS LIKELY TO CONTINUE TO BE VOLATILE, WHICH MAY MAKE IT DIFFICULT FOR SHAREHOLDERS TO RESELL COMMON STOCK WHEN THEY WANT TO AND AT PRICES THEY FIND ATTRACTIVE.

The market price of the Company's common stock has been and is likely to be highly volatile, and there has been limited trading volume in the common stock. The common stock market price could be subject to wide fluctuations in response to a variety of factors, including the following:

o announcements of fluctuations in the Company's or its competitors' operating results;
o the timing and announcement of sales or acquisitions of assets by the Company or its competitors;
o    changes in estimates or recommendations by securities analysts;
o adverse or unfavorable publicity about the Company's services or the Company;
o the commencement of material litigation, or an unfavorable verdict, against the Company;
o    terrorist attacks, war and threats of attacks and war;
o    additions or departures of key personnel; and
o    sales of common stock.

In addition, the stock market in recent years has experienced significant price and volume fluctuations. Such volatility and decline has affected many companies irrespective of, or disproportionately to, the operating performance of these companies. These broad fluctuations and limited trading volume may materially adversely affect the market price of the common stock, and the ability to sell said common stock.

Most of the Company's outstanding shares are available for resale in the public market without restriction. The sale of a large number of these shares could adversely affect the share price and could impair the Company's ability to raise capital through the sale of equity securities or make acquisitions for common stock.

TERRORIST ATTACKS, WAR AND THREATS OF ATTACKS AND WAR MAY NEGATIVELY IMPACT THE COMPANY'S RESULTS OF OPERATIONS, REVENUE AND COMMON STOCK MARKET PRICE.

Terrorist attacks, war and threats of attacks and war may negatively impact the Company's results of operations, revenue and share price. Recent terrorist attacks in the United States, as well as future events occurring in response or in connection to them, including, without limitation, future terrorist attacks against United States targets and threats of war or actual conflicts involving the United States or its allies, may impact the Company's operations, including affecting its ability to operate its subsidiary's abroad. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the economy. They could also result in the deepening of the economic recession in the United States. Any of these occurrences could have a material adverse effect on the Company's operating results, revenue, and may result in the volatility of the market price for the Company's common stock.

"ANTI-TAKEOVER" PROVISIONS MAY MAKE IT MORE DIFFICULT FOR A THIRD PARTY TO ACQUIRE CONTROL OF THE COMPANY, EVEN IF THE CHANGE IN CONTROL WOULD BE BENEFICIAL TO SHAREHOLDERS.

The Company is a Pennsylvania corporation. Anti-takeover provisions in Pennsylvania law and the Company's charter and bylaws could make it more difficult for a third party to acquire control of the Company. These provisions could adversely affect the market price of the common stock and could reduce the amount that shareholders might receive if the Company is sold. For example, the Company's charter provides that the board of directors may issue preferred stock without shareholder approval. In addition, the Company's bylaws provide for a classified board, with each board member serving a staggered three-year term. Directors may be removed only with the approval of the holders of at least two-thirds of all of the shares outstanding and entitled to vote.

               PRECISION MINIATURE MEDICAL AND ELECTRONIC PRODUCTS

The Precision Miniature Medical and Electronics Products business represents the continuing operations of the Company. All other businesses are now included in discontinued operations.

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

Products and Industries Serviced. RTI is a leading manufacturer and supplier of microminiature electromechanical components to hearing instrument manufacturers. These components consist of volume controls, microphones, trimmer potentiometers and switches. RTI also manufactures hybrid amplifiers and integrated circuit components ("hybrid amplifiers"), along with faceplates for in-the-ear and in-the-canal hearing instruments. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer's individualized specifications. Sales to hearing instrument manufacturers represented approximately 65% of 2003 annual net sales for the Company's precision miniature medical and electronic products business.

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

Using DSP technology, RTI is building a new generation of affordable, high-quality hearing aids and similar amplifier devices. Compared to most products currently on the market, DSP devices have better clarity, attractive pricing points and an improved ability to filter out background noise. Low to moderately-priced DSP hearing aids, like newly introduced line of ClariD Digital ONE(TM) DSP hearing-aid amplifiers, represent the fastest-growing segment in the hearing-aid market.

In the medical market, the Company is focused on sales of microelectronics, micromechanical assemblies and high-precision plastic molded components to medical device manufacturers. Targeted customers include medical product manufacturers of portable and lightweight battery powered devices, large AC-powered units often found in clinics and hospitals, as well as a variety of sensors designed to connect a patient to an electronic device.

The medical industry is faced with pressures to reduce the costs of healthcare. RTI offers medical manufacturers the capabilities to design, develop and manufacture components for medical devices that are easier to use, measure with greater accuracy and provide more functions while reducing the costs to manufacture these devices. Examples of RTI products used by medical device manufacturers include components found in intravenous fluid administration pumps that introduce drugs into the bloodstream. RTI manufacturers and supplies bubble sensors and flow restrictors that monitor and control the flow of fluid in an intravenous infusion system.

RTI also manufactures a family of safety needle products for an OEM customer that utilizes RTI's insert and straight molding capabilities. These products are assembled using full automation including built-in quality checks within the production lines. Other examples include sensors used to detect pathologies in specific organs of the body and monitoring devices to detect cardiac and respiratory functions. The early and accurate detection of pathologies allows for increased likelihood for successful treatment of chronic diseases and cancers. Accurate monitoring of multiple functions of the body, such as heart rate and breathing, aids in generating more accurate diagnosis and treatments for patients.

RTI entered the high-quality audio communication device market in 2001, and now has a line of miniature, professional audio headset products used by performers and support staff in the music and stage performance markets. For customers focusing on homeland security needs, the line includes several communication devices that are more portable and perform well in noisy or hazardous environments. These products are also well suited for applications in the fire, law enforcement, safety, aviation and military markets.

RTIE manufactures and sells thermistors and thermistor assemblies, which are solid state devices that produce precise changes in electrical resistance as a function of any change in absolute body temperature. RTIE's Surge-Gard TM product line, an inrush electric current limiting device used primarily in computer power supplies, represented approximately a third of RTIE's sales in 2003. The balance of sales represents various industrial, commercial and military sales for thermistor and thermistor assemblies to domestic and international markets.

RTI's and RTIE's principal raw materials are plastics, polymers, metals, various metal oxide powders and silver paste, for which there are multiple sources of supply.

In order to enhance its product line offering, between 1998 and 2001, RTI made three strategic acquisitions. These acquisitions bolstered RTI's and RTIE's precision miniature mechanical and electronic products. In 1998, the Company acquired a capacitor manufacturer in California and purchased the microphone capsule product line from a Singapore Company, Lectret Precision PTE LTD. In 2001, the Company acquired the shares of Lectret Precision PTE LTD. The acquisitions expanded RTI's product capability and gave them access to lower manufacturing costs than in the Company's United States operations.

Marketing and Competition. RTI sells its hearing instrument components directly to domestic hearing instrument manufacturers through an internal sales force. Sales of microphone products and of molded plastic parts to industries other than hearing instrument manufacturers are made mainly through an internal sales force. In recent years, five companies have accounted for a substantial portion of the United States hearing instrument sales. In 2003, one customer, Sonic Innovations, accounted for $4.5 million or 12.4% of the Company's consolidated net sales and five customers accounted for approximately $11.6 million or 32% of the Company's consolidated net sales. See note 5 to the consolidated financial statements for a discussion of net sales and long-lived assets.

Internationally, sales representatives employed by Resistance Technology, GmbH ("RT, GmbH"), a German company 90% of whose capital stock is owned by RTI, solicits sales from European hearing instrument manufacturers on behalf of RTI.

RTI believes that it is the largest supplier worldwide of micro-miniature electromechanical components to hearing instrument manufacturers and that its full product line and automated manufacturing process allow it to compete effectively with the two other manufacturers within this market.

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

Operations. The Precision Miniature Medical and Electronic Products business has a total of 424 employees. RTI currently employs 243 people, of whom 22 are executive and administrative personnel, 13 sales, and 208 engineering and operations personnel at RTI's two facilities near Minneapolis, Minnesota. At RT, GmbH, the Company employs 3 sales personnel located in Munich, Germany. In Singapore, RTI Tech PTE Ltd. employs 106 people, of whom 6 are administrative personnel, 3 sales, and 97 engineering and operations personnel. At its facilities in Anaheim, California, RTIE employs 72 employees, of which 3 are administrative, 5 are sales, and 64 are engineering and operations personnel.

As a supplier of parts for consumer and medical products, RTI is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

Research and Development. RTI and RTIE conduct research and development activities primarily to improve its existing products and technology. Their research and development expenditures were $1,762,000, $848,000 and $1,237,000 in 2003, 2002 and 2001, respectively.

RTI owns a number of United States patents which cover a number of product designs and processes. The Company believes that, although these patents collectively add some value to the Company, no one patent or group of patents is of material importance to its business as a whole.

                                 HEAT TECHNOLOGY

The Company specializes in the controlled application of heat to achieve precise process and temperature control. The Company's principal heat technology equipment and systems are smaller standard-engineered systems, burners and combustion control equipment. The Company expects to sell this business in 2004 and, therefore, has accounted for it as discontinued operations.

Standard Engineered Systems. The Company engineers and fabricates a variety of small heat treating furnaces and heat processing equipment. This standard equipment and small-furnace business is conducted principally by its wholly-owned subsidiary, Nippon Selas (Tokyo, Japan).

The Company produces custom designed barrel furnaces used primarily to heat treat long metal parts, and also products specialized glass lehrs for heating glass products. Other furnaces are designed to harden and etch glass and ceramic tableware.

Burners and Combustion Control Equipment. At its Dresher, Pennsylvania facility and through its subsidiary in Japan, Nippon Selas (Tokyo), the

Company designs, manufactures and sells an array of original equipment and replacement gas-fired industrial burners for many applications. This business has 31 employees in Pennsylvania and 11 in Japan.

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

Operations. The Heat Technology Segment has a total of 53 employees. At its Dresher facility, the Company has 36 employees; 6 are executive and administrative personnel, 10 are sales and engineering personnel and 20 are personnel engaged in manufacturing. The hourly personnel are represented by a union, and the current union contract expires in May 2004. The Company considers its relations with its employees to be satisfactory.

In April 2001, the Company sold a minority interest of Nippon Selas to three directors of Nippon Selas. Its Tokyo facility employs 11 people; 4 administrative and 7 sales and engineering.

The principal components used in the Company's heat processing equipment and other products are steel, special castings (including high-alloy materials), electrical and electronic controls and materials handling equipment. These items are available from a wide range of independent suppliers.

Research and Development. The Company conducts limited research and development activities at its Dresher facility to support its heat processing services and products. Research and development expenditures for heat processing aggregated $16,000, $66,000 and $33,000 in 2003, 2002 and 2001, respectively. It is the
Company's policy to apply for domestic and foreign patents on those inventions and improvements which it considers significant and which are likely to be incorporated in its products. It owns a number of

United States and foreign patents. It is licensed under patents owned by others and has granted licenses to others on a fee basis. The Company believes that, although these patents collectively are valuable, no one patent or group of patents is of material importance to its business as a whole.

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

The Company maintains an internet web site at www.selas.com. We maintain a link to the SEC's website by which you may review our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

The information on the website listed above, is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website is and is only intended to be an inactive textual reference.

In addition, we will provide, at no cost (other than for exhibits), paper [or electronic] copies of our reports and other filings made with the SEC. Requests should be directed to:

                          Corporate Secretary
                          Selas Corporation of America
                          1260 Red Fox Road
                          Arden Hills, MN 5112


ITEM 2. Properties

Continuing Operations

RTI leases a 47,000 sq. ft. manufacturing facility in Arden Hills, Minnesota, which also serves as the Company's headquarters, from a partnership consisting of two former officers of RTI and Mark S. Gorder who serves as an officer of the Company and RTI and on the Company's Board of Directors. At this facility, RTI manufactures all of its products other than plastic component parts. The lease expires in October 2011.

In addition, RTI owns, subject to a mortgage from a third party lender, a 34,000 sq. ft. building in Vadnais Heights, Minnesota at which RTI produces plastic component parts. See notes 16 and 17 to the Company's consolidated financial statements, which are incorporated by reference into "Item 8. Financial Statements and Supplementary Data" from the 2003 annual report to shareholders.

RTIE leases a building in Anaheim, California, which contains its manufacturing facilities and offices and consists of a total of 50,000 square feet. The lease expires in September 2008.

RTI Technologies PTE LTD leases a building in Singapore which houses its production facilities and administrative offices. The building contains 6,000 square feet and its lease expires in June 2004, with a three-year renewal option.

Discontinued Operations

The Company owns the manufacturing facility in Dresher, Pennsylvania in which its standard-engineered systems, burners and combustion control equipment are produced on a 17 acre site. The 136,000 square foot Dresher facility has substantially more space than is currently needed for the Company's operations. The Company is seeking to sell this property separate of the heat technology business. If the property were to sell before the sale of the heat technology business, the Company would lease office and manufacturing space in the surrounding area. This property is subject to a mortgage from a third party lender. See note 8 to the Company's consolidated financial statements, which are incorporated by reference into "Item 8. Financial Statements and Supplementary Data" from the 2003 annual report to shareholders. Nippon Selas leases office space in Tokyo, Japan for its sales and administrative facilities pursuant to a month-to-month lease.


ITEM 3. Legal Proceedings

The Company is a defendant along with a number of other parties in approximately 101 lawsuits as of December 31, 2003 (approximately 108 lawsuits as of December 31, 2002) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the non-informative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate this situation. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

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


ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 4A. Executive Officers of the Registrant

The names, ages and offices (as of March 18, 2004) of the Company's executive officers were as follows:

            Name           Age                    Position
-----------------------  --------  ---------------------------------------------
 Mark S. Gorder            [57]     President, Chief Executive Officer and
                                    Director of the Company; President of
                                    Resistance Technology, Inc.
 Robert F. Gallagher       [48]     Chief Financial Officer, Treasurer and
                                    Secretary of the Company
 Gerald H. Broecker        [54]     Vice President of Administration of the
                                    Company, Assistant Secretary

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

Mr. Gallagher joined the Company in August 2002 as Chief Financial Officer. From October 2000 until June 2002, he was Chief Financial Officer for Visionics Corporation (which merged with Identix Corporation in June 2002). From October 1989 until June 2000 he was employed by TSI Incorporated (which was acquired and taken private in June 2000), most recently as Chief Financial Officer. Both Visionics Corporation and TSI Incorporated were publicly-held.

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

                                     PART II

ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters

The Company's common shares are listed on the American Stock Exchange under the ticker symbol "SLS". The high and low sale prices during each quarterly period during the past two years were as follows:

MARKET AND DIVIDEND INFORMATION

                             2003                           2002
                   --------------------------     -------------------------
                            MARKET                         MARKET
                   --------------------------     -------------------------
                          PRICE RANGE                    PRICE RANGE
                   --------------------------     -------------------------

Quarter                 High         Low               High        Low
   First.........      $1.89       $1.26              $2.35      $1.65
   Second........       1.62        1.15               2.88       2.15
   Third.........       1.95        1.40               2.69       2.03
   Fourth........       3.85        1.58               2.35       1.50

At March 19, 2004 the Company had 401 shareholders of record of common shares.

The Company ceased paying quarterly cash dividends in the fourth quarter of 2001 and has no intention of paying cash dividends in the foreseeable future. The payment of any future cash dividends is subject to the discretion of the Board of Directors and is dependent on a number of factors, including the Company's capital requirements, financial condition, financial covenants and cash availability. Terms of the Company's banking agreements prohibit the payment of cash dividends without prior bank approval.

See "ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters -- Equity Compensation Plans" for disclosure regarding our equity compensation plans.


ITEM 6. Selected Financial Data

Certain selected financial data is incorporated by reference from "Five-Year Summary of Operations" and "Other Financial Highlights" as contained in the Company's 2003 annual report to shareholders.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated by reference from the Company's 2003 annual report to shareholders.


ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is incorporated by reference as discussed in "Quantitative and Qualitative Disclosures About Market Risk" contained in the Company's 2003 annual report to shareholders.

ITEM 8.  Financial Statements and Supplementary Data

The information called for by Item 8 are from the Company's Consolidated Financial Statements, the "Notes to the Consolidated Financial Statements", and the "Report of Independent Auditors" disclosure is incorporated by reference as contained in the Company's 2003 annual report to shareholders.


ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None


ITEM 9A. Controls and Procedures

The Company's management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of our disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2003. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when the Company's periodic reports are being prepared.

The Company's management, with the participation of the Company's chief executive officer and chief financial officer, also conducted an evaluation of the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended December 31, 2003.

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


                                    PART III


ITEM 10. Directors and Executive Officers of the Registrant

The information called for by Item 10, except for the information concerning executive officers included in Item 4A hereof, is incorporated by reference to the Company's definitive proxy statement relating to its 2004 annual meeting of shareholders.

Code of Ethics

The Company has adopted a code of ethics that applies to its directors, officers and employees, including its chief executive officer, chief financial officer, controller and persons performing similar functions. Copies of the Company's code of ethics are available without charge upon written request directed to Robert F. Gallagher, Corporate Secretary, Selas Corporation of America, 1260 Red Fox Road, Arden Hills, MN 5112.

ITEM 11. Executive Compensation

The information called for by Item 11 is incorporated by reference to the Company's definitive proxy statement relating to its 2004 annual meeting of shareholders.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management

The information called for by Item 12 is incorporated by reference to the Company's definitive proxy statement relating to its 2004 annual meeting of shareholders.

Equity Compensation Plans

The following table details information regarding the Company's existing equity compensation plans as of December 31, 2003:

                                                                                                              (c)
                                                                                                    Number of securities
                                                                                                   remaining available for
                                                        (a)                       (b)              future issuance under
                                              Number of securities to       Weighted-average        equity compensation
                                              be issued upon exercise      exercise price of          plans (excluding
                                              of outstanding options,     outstanding options,     securities reflected in
            Plan Category                       warrants and rights       warrants and rights           column (a))
------------------------------------          -----------------------     --------------------     ------------------------
Equity compensation plans approved
by security holders.................                   434,400                  $5.29                     1,465,600

Equity compensation plans not
approved by security holders(1).....                   107,500                  $3.13                       142,500
                                                       -------                  -----                     ---------
Total...............................                   541,900                  $4.86                     1,608,100

(1) Represents shares issuable under the Non-Employee Directors Stock Option Plan, pursuant to which directors who are not employees of the Corporation or any of its subsidiaries receive an automatic one-time grant of an option to acquire 5,000 common shares upon their initial election or appointment to the Board of Directors. The Plan also permits discretionary grants. The exercise price of the option is the fair market value of the stock on the date of grant. Options become exercisable in equal one-third annual installments beginning one year from the date of grant, except that the vesting schedule for discretionary grants is determined by the Compensation Committee.


ITEM 13. Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated by reference to the Company's definitive proxy statement relating to its 2004 annual meeting of shareholders.


ITEM 14. Principal Accountant Fees and Service

The information called for by Item 14 is incorporated by reference to the Company's definitive proxy statement relating to its 2004 Annual Meeting of shareholders.

                                     PART IV


ITEM 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)  The following documents are filed as a part of this report:

1. Financial Statements - The Company's consolidated financial statements, as described below, are incorporated by reference as contained in the Company's 2003 annual report to shareholders.

     Consolidated Balance Sheets at December 31, 2003 and 2002.

     Consolidated Statements of Operations for the years ended December 31, 2003, 2002 and 2001.

     Consolidated Statements of Cash Flows for the years ended December 31, 2003, 2002 and 2001.

     Consolidated Statements of Shareholders' Equity and Comprehensive Loss for the years ended December 31, 2003, 2002 and 2001.

     Notes to Consolidated Financial Statements.

     Report of Independent Auditors.

2.   Financial Statements Schedules

The Board of Directors and Shareholders
Selas Corporation of America:

Under date of February 29, 2004, except as to note 8, which is as of March 18, 2004, we reported on the consolidated balance sheets of Selas Corporation of America and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for each of the years in the three-year period ended December 31, 2003, as contained in the 2003 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2003. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                                          /s/ KPMG LLP

Minneapolis, Minnesota
February 29, 2004

                 Schedule II - Valuation and Qualifying Accounts


              SELAS CORPORATION OF AMERICA AND SUBSIDIARY COMPANIES

                        VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 2003, 2002 AND 2001

                                                   "Addition"
                                  Balance at       charged to        "Other"(a)                           Balance
                                   beginning       costs and         additions           "Less"(b)         at end
         Description                of Year         expense         (deductions)        deductions        of year
         -----------                -------         -------         ------------        ----------        -------
YEAR ENDED DECEMBER 31,2003

Allowance for doubtful             $414,509       $  191,771          $    59           $ 352,499       $  253,840
   accounts
Deferred tax asset
   valuation                       $743,859       $6,922,951               --                  --       $7,666,810
   allowance


YEAR ENDED DECEMBER 31,2002

Allowance for doubtful             $ 90,653       $  338,949          $   143           $  15,236       $  414,509
   accounts
Deferred tax asset
   valuation                             --       $  743,859               --                  --       $  743,859
   allowance


YEAR ENDED DECEMBER 31,2001

Allowance for doubtful             $185,686       $   58,653          $(1,890)          $ 151,796       $   90,653
   accounts
Deferred tax asset
   valuation                             --               --               --                  --               --
   allowance

a) Represents the difference between translation rates of foreign currency at beginning and end of year and the average rate during the year. b) Uncollectible accounts written off.

     All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

3.   Exhibits

     2.1(1) Asset and Share Purchase Agreement dated as of October 11, 2002 among the Company, Selas S.A.S, Andritz A.G. and Andritz Acquisition S.A.S. Schedules and attachments are listed under section 1.2 of the agreement and will be provided to the Commission upon request.

     2.2(2) Stock purchase Agreement dated July 21, 2003 between the Company and Ventra Ohio Corp, and VTA USA, INC. Schedules and attachments are listed beginning on page 38 of the agreement and will be provided to the Commission upon request.

     3.1(3) The Company's Articles of Incorporation as amended May 18, 1984 and April 25, 1991.

     3.2       The Company's By-Laws as amended March 15, 2004.

     4.1(4) Amended and Restated Credit Agreement dated July 31, 1998 among the Company, Deuer Manufacturing, Inc., Resistance Technology, Inc., RTI Export, Inc. and RTI Electronics, Inc

     4.2(4) Amended and Restated Revolving Credit Note, dated July 31, 1998, of the Company in favor of First Union National Bank.

     4.3(5) Amendment to Amended and Restated Credit Agreement dated June 30, 1999 among the Company, Deuer Manufacturing, Inc., Resistance Technology, Inc., RTI Export, Inc. and RTI Electronics, Inc

     4.4(6) Guaranty dated February, 1998 of the Company in favor of First Union/First Fidelity, N.A. Pennsylvania

     4.5(7) Second Amendment to Amended and Restated Credit Agreement, dated as of July 7, 2000

     4.6(8) Third Amendment to Amended and Restated Credit Agreement, dated as of January 19, 2001.

     4.7(9) Waiver and Amendment Agreement dated November 20, 2001 among the Company, certain of its subsidiaries, and First Union National Bank.

     4.8(10) Second Waiver and Amendment Agreement dated April 15, 2002 among the Company, certain of its subsidiaries, and First Union National Bank.

     4.9(11) Third Waiver and Amendment Agreement dated March 14, 2003 among the Company, certain of its subsidiaries, and Wachovia Bank.
               Exhibit 4L to the Company's report on Form 10-K for the year ended December 31, 2002 is incorporated by reference.

     4.10 Second Amendment to Third Waiver and Amendment Agreement dated May 15, 2003 among the Company, certain of its subsidiaries, and Wachovia Bank, formerly First Union National Bank.

     4.11 Third Amendment to Third Waiver and Amendment Agreement dated August 14, 2003 among the Company, certain of its subsidiaries, and Wachovia Bank.

     4.12 Fourth Amendment to Third Waiver and Amendment Agreement dated November 11, 2003 among the Company, certain of its subsidiaries, and Wachovia Bank.

     4.13      Amended, Restated and Consolidated Loan Agreement dated
               March 18, 2004 among the Company, certain of its subsidiaries, and Wachovia Bank.

     4.14 Amended, Restated and Consolidated Guaranty dated March 18, 2004 among the Company, certain of its subsidiaries, and Wachovia Bank.

     4.15      Amended, Restated and Consolidated Term Loan Note dated
               March 18, 2004 among the Company, certain of its subsidiaries, and Wachovia Bank.

     4.16 Amended and Restated Revolving Credit Note dated March 18, 2004 among the Company, certain of its subsidiaries, and Wachovia Bank.

     4.17 Seventh Amendment to First Mortgage and Security Agreement dated March 18, 2004 among the Company and Wachovia Bank.

     4.18 Fourth Amendment to Mortgage, Security Agreement and Fixture Financing Statement dated March 18, 2004 among Resistance Technology, Inc., a subsidiary of the Company, and Wachovia Bank.

  + 10.1(12)   1985 Stock Option Plan, as amended.

  + 10.2(12)   Form of Option Agreements granted under the 1985 Stock Option
               Plan.

  + 10.3(12)   Form of Amendments to Stock Option Agreements granted under the
               1985 Stock Option Plan.

  + 10.4(6)    Amended and Restated 1994 Stock Option Plan.

  + 10.5(13)   Form of Stock Option Agreements granted under the Amended and
               Restated 1994 Stock Option Plan.

  + 10.6(9)    2001 Stock Option Plan.

  + 10.7(13)   Supplemental Retirement Plan (amended and restated effective
               January 1, 1995).

  + 10.8(14)   Employment Agreement dated June 19, 2001 among the Company,
               Resistance Technology, Inc. and Mark S. Gorder.

  + 10.9(14)   Amended and Restated Agreement on Termination Following Change of
               Control or Asset Sale, dated June 19, 2001, between the Company and Mark S. Gorder.

    10.10(15)  Amended and Restated Office/Warehouse Lease, between Resistance
               Technology, Inc. and Arden Partners I. L.L.P. (of which Mark S. Gorder is one of the principal owners) dated November 1, 1996.

  + 10.11(9)   Amended and Restated Non-Employee Directors' Stock Option Plan.

  + 10.12(7)   Retirement Agreement, Consulting Agreement and General Release,
               dated August 30, 2000, between the Company and Stephen F. Ryan.

    10.13(9) Separation Agreement dated November 30, 2001 between the Company and Robert W. Ross.

    10.14(16)  Settlement agreement dated September 12, 2003 between the Company and Andritz AG, Andritz Acquisition S.A.A.

    13. "Five-Year Summary of Operations" as contained in the Company's 2003 annual report to shareholders; "Other Financial Highlights" as contained in the Company's 2003 annual report to shareholders; "Management's Discussion and Analysis of Financial Condition and Results of Operations" as contained in the Company's 2003 annual report to shareholders; and the Company's consolidated financial statements, including the "Notes to Consolidated Financial Statements" and the "Report of Independent Auditors" as contained in the Company's 2003 annual report to shareholders.

    21.        List of significant subsidiaries of the Company.

    23.        Consent of Independent Auditors.

    31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

    32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

----------------------------

    +          Denotes management contract, compensatory plan or arrangement.

    (1) Incorporated by reference from the Company's current report on Form 8-K filed with the Commission on December 17, 2002.

    (2) Incorporated by reference from the Company's current report on Form 8-K/A filed with the Commission on July 23, 2003.

    (3) Incorporated by reference from the Company's annual report on Form 10-K for the year ended December 31, 1984 and the Company's annual report on Form 10-K for the year ended December 31, 1991.

    (4) Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 1998.

    (5) Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 1999.

    (6) Incorporated by reference from the Company's annual report on Form 10-K for the year ended December 31,1997.

    (7) Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000.

    (8) Incorporated by reference from the Company's annual report on Form 10-K/A filed with the Commission on October 29, 2001 for the year ended December 31, 2000.

    (9) Incorporated by reference from the Company's annual report on Form 10-K for the year ended December 31, 2001.

    (10) Incorporated by reference from the Company's current report on Form 8K/A filed with the Commission on April 19, 2002.

    (11) Incorporated by reference from the Company's annual report on Form 10-K for the year ended December 31, 2002.

    (12) Incorporated by reference from the Company's registration statement on Form S-2 filed with the Commission on June 15, 1990 (No. 33-35443).

    (13) Incorporated by reference from the Company's annual report on Form 10-K for the year ended December 31, 1995.

    (14) Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended June 30, 2001.

    (15) Incorporated by reference from the Company's annual report on Form 10-K for the year ended December 31, 1996.

    (16) Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2003.

(b) Reports on Form 8-K - Current Report on Form 8-K furnished to the SEC on November 12, 2003 to announce the Company's earnings for the quarter ended September 30, 2003.

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

                                                    SELAS CORPORATION OF AMERICA
                                                            (Registrant)

                                                    By: /s/ Robert F. Gallagher
                                                        ------------------------
                                                        Robert F. Gallagher
                                                        Chief Financial Officer,
                                                        Treasurer and Secretary

Dated:  March 24, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons (including a majority of members of the Board of Directors) on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Mark S. Gorder
----------------------------
Mark S. Gorder
President and Chief Executive
Officer and Director (principal executive officer)
March 24, 2004


/s/ Robert F. Gallagher
----------------------------
Robert F. Gallagher
Chief Financial Officer
Treasurer and Secretary
(principal accounting and financial officer)
March 24, 2004


/s/Frederick L. Bissinger
----------------------------
Frederick L. Bissinger
Director
March 24, 2004


/s/Nicholas A. Giordano
----------------------------
Nicholas A. Giordano
Director
March 24, 2004


/s/Robert N. Masucci
----------------------------
Robert N. Masucci
Director
March 24, 2004


/s/ Michael J. McKenna
----------------------------
Michael J. McKenna
Director
March 24, 2004

                                  EXHIBIT INDEX
EXHIBITS:

3.2       The Company's By-Laws as amended.

4.10 Second Amendment to Third Waiver and Amendment Agreement dated May 15, 2003 among the Company, certain of its subsidiaries, and Wachovia Bank, formerly First Union National Bank.

4.11 Third Amendment to Third Waiver and Amendment Agreement dated August 14, 2003 among the Company, certain of its subsidiaries, and Wachovia Bank.

4.12 Fourth Amendment to Third Waiver and Amendment Agreement dated November 11, 2003 among the Company, certain of its subsidiaries, and Wachovia Bank.

4.13 Amended, Restated and Consolidated Loan Agreement dated March 18, 2004 among the Company, certain of its subsidiaries, and Wachovia Bank.

4.14 Amended, Restated and Consolidated Guaranty dated March 18, 2004 among the Company, certain of its subsidiaries, and Wachovia Bank.

4.15 Amended, Restated and Consolidated Term Loan Note dated March 18, 2004 among the Company, certain of its subsidiaries, and Wachovia Bank.

4.16 Amended and Restated Revolving Credit Note dated March 18, 2004 among the Company, certain of its subsidiaries, and Wachovia Bank.

4.17 Seventh Amendment to First Mortgage and Security Agreement dated March 18, 2004 among the Company and Wachovia Bank.

4.18 Fourth Amendment to Mortgage, Security Agreement and Fixture Financing Statement March 18, 2004 among Resistance Technology, Inc., a subsidiary of the Company, and Wachovia Bank.

13. "Summary of Operations" as contained in the Company's 2003 annual report to shareholders; "Other Financial Highlights" as contained in the Company's 2003 annual report to shareholders; "Management's Discussion and Analysis of Financial Condition and Results of Operations" as contained in the Company's 2003 annual report to shareholders; and the Company's consolidated financial statements, including the "Notes to Consolidated Financial Statements" and the "Report of Independent Auditors" as contained in the Company's 2003 annual report to shareholders.

21.       List of significant subsidiaries of the Company.

23.       Consent of Independent Auditors.

31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


31.2 Certification of principal financial officer pursuant to Section 302 of the Sarvanes-Oxley Act of 2002.

32 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.