Form 10-Q
period 2004-03-31
SELAS CORP OF AMERICA
filed 2004-05-17
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2004

OR

(_)	TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM __________________ TO __________________

COMMISSION FILE NUMBER   1-5005

SELAS CORPORATION OF AMERICA

(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

PENNSYLVANIA	23-1069060

(STATE OR OTHER JURISDICTION OF	(IRS EMPLOYER IDENTIFICATION NO)
INCORPORATION OR ORGANIZATION)

1260 RED FOX ROAD, ARDEN HILLS, MINNESOTA	55112

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)	(ZIP CODE)

(651) 636-9770

(REGISTRANT’S TELEPHONE NUMBER, INCLUDING AREA CODE)

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

(X) YES    (_) NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED BY RULE 12B-2 OF THE EXCHANGE ACT)

(_) YES    (X) NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

COMMON SHARES, $1.00 PAR VALUE	5,129,214 (exclusive of 515,754 treasury shares)

CLASS	OUTSTANDING AT May 10, 2004

SELAS CORPORATION OF AMERICA

I N D E X

PART I:   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

SELAS CORPORATION OF AMERICA
Consolidated Condensed Balance Sheets
Assets
(Unaudited)

	March 31, 2004	December 31, 2003
Current assets:
Cash, including cash equivalents of
$436,000 in 2004 and $431,000 in 2003
(all cash equivalents are restricted)	$566,591	$294,168
Accounts receivable (less allowance for
doubtful accounts of $263,000
in 2004 and $254,000 in 2003)	4,592,003	4,537,830
Inventories	5,286,815	5,709,642
Refundable income tax	728,902	728,351
Deferred income taxes	890,230	890,230
Asset held for sale	540,175	540,175
Other current assets	466,264	480,305
Assets of discontinued operations	4,891,275	5,729,410

Total current assets	17,962,255	18,910,111
Property, plant and equipment:
Land	170,500	170,500
Buildings	1,732,914	1,732,914
Machinery and equipment	26,205,246	26,353,715

	28,108,660	28,257,129
Less: Accumulated depreciation	18,997,627	18,621,161

Net property, plant and equipment	9,111,033	9,635,968
Goodwill	5,264,585	5,264,585
Other assets, net	1,208,202	1,253,186

	$33,546,075	$35,063,850

(See accompanying notes to the consolidated condensed financial statements)

SELAS CORPORATION OF AMERICA
Consolidated Condensed Balance Sheets
Liabilities and Shareholders’ Equity
(Unaudited)

	March 31, 2004	December 31, 2003
Current liabilities:
Notes payable	$3,265,950	$6,270,663
Current maturities of long-term debt	5,509,549	1,966,800
Accounts payable	1,617,721	2,757,942
Customers’ advance payments on contracts	175,464	172,279
Accrued salaries, wages, and commissions	2,003,646	1,522,231
Other accrued liabilities	1,653,767	1,930,855
Liabilities of discontinued operations	1,867,372	2,341,493

Total current liabilities	16,093,469	16,962,263
Accrued pension liability	2,836,287	2,714,763
Other postretirement benefit obligations	2,827,417	2,827,417
Deferred income taxes	125,000	123,529
Contingencies and commitments(Notes 11 and 12)
Shareholders’ equity:
Common shares, $1 par; 10,000,000 shares
authorized; 5,644,968 shares issued	5,644,968	5,644,968
Additional paid-in capital	12,025,790	12,025,790
Accumulated deficit	(4,034,429)	(3,231,009)
Accumulated other comprehensive loss	(707,349)	(738,793)
Less: 515,754 common shares held in treasury, at cost	(1,265,078)	(1,265,078)

Total shareholders' equity	11,663,902	12,435,878

	$33,546,075	$35,063,850

(See accompanying notes to the consolidated condensed financial statements)

SELAS CORPORATION OF AMERICA
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Sales, net	$9,338,078	$8,993,038
Cost of sales	7,014,582	6,387,438

Gross margin	2,323,496	2,605,600
Operating expenses:
Selling expense	990,808	865,896
General and administrative expense	1,557,472	1,347,473
Research and development expense	381,377	324,488

Total operating expenses	2,929,657	2,537,857
Operating income (loss)	(606,161)	67,743
Interest expense	(96,076)	(139,613)
Interest income	841	2,366
Other income (expense), net	94,863	33,452

Loss from continuing operations before income taxes	(606,533)	(36,052)
Income tax expense	117,999	24,552

Loss from continuing operations	(724,532)	(60,604)
Loss from discontinued operations, net of income tax expense
(benefit) (Note 3)	(78,886)	(175,658)

Net loss	$(803,418)	$(236,262)

Loss per share:
Basic:
Continuing operations	$(.14)	$(.01)
Discontinued operations	(.02)	(.03)

	$(.16)	$(.04)

Diluted:
Continuing operations	$(.14)	$(.01)
Discontinued operations	(.02)	(.03)

	$(.16)	$(.04)

Average shares outstanding:
Basic	5,129,214	5,119,214
Diluted	5,129,214	5,119,214

(See accompanying notes to the consolidated condensed financial statements)

SELAS CORPORATION OF AMERICA
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net loss	$(803,418)	$(236,262)
Adjustments to reconcile net loss
to net cash used by operating activities:
Loss from discontinued operations	78,886	175,658
Depreciation and amortization	683,297	604,865
Provision for deferred taxes	—	(175,214)
Changes in operating assets and liabilities:
Accounts receivable	(473,514)	(393,853)
Inventories	432,187	467,541
Other assets	57,935	(292,442)
Accounts payable	(780,457)	49,191
Accrued expenses	195,004	1,047,032
Customer advances	3,185	10,620
Other liabilities	116,944	9,066

Net cash provided (used) by continuing operations	(489,951)	1,266,202
Net cash provided (used) by discontinued operations	303,626	(1,331,846)

Net cash used by operating activities	(186,325)	(65,644)
Cash flows from investing activities:
Purchases of property, plant and equipment	(83,661)	(522,362)

Net cash used by investing activities	(83,661)	(522,362)
Net cash used by discontinued operations	(1,153)	(68,771)

Net cash used by investing activities	(84,814)	(591,073)
Cash flows from financing activities:
Proceeds from bank borrowings	800,001	549,785
Repayments of short-term bank borrowings	(174,445)	—
Repayments of long-term debt	(41,800)	(289,001)

Net cash provided by financing activities	583,756	260,784
Effect of exchange rate changes on cash	(40,194)	(7,132)

Net increase (decrease) in cash and cash equivalents	272,423	(403,065)
Cash and cash equivalents, beginning of period	294,168	1,319,206

Cash and cash equivalents, end of period	$566,591	$916,141

(See accompanying notes to the consolidated condensed financial statements)

SELAS CORPORATION OF AMERICA

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America’s consolidated financial position as of March 31, 2004 and December 31, 2003, and the consolidated results of its operations for the three months ended March 31, 2004 and 2003. Certain reclassifications have been made to the December 31, 2003 balance sheet related to long-term liabilities. These reclassifications had no impact on net income.

2.	New Accounting Pronouncements

Financial Accounting Standards Board Interpretation No. (FIN) 46, “Consolidation of Variable Interest Entities, an interpretation of ARB NO. 51” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. The consolidation requirements of FIN 46 are effective for the first reporting period ending after December 15, 2003, for entities considered to be special-purpose entities. The consolidation requirements for all other entities subject to FIN 46 are effective for financial statements of the first reporting period ending after March 15, 2004. The Company does not have any ownership or other interests in any variable interest entities as of March 31, 2004. The Company will apply the consolidation requirements of FIN 46 in future periods should an interest in a variable interest entity be acquired.

3.	Discontinued Operations

Burners and Components Business – In 2003, the Company initiated its plan to sell the remainder of its Heat Technology segment. This segment consists of the operating assets of Selas Corporation of America located in Dresher, Pennsylvania and Nippon Selas located in Tokyo, Japan. The Company plans to sell the segment during 2004 and has classified the segment as a discontinued operation and, accordingly, has reclassified the historical financial data. This business generated sales of $1.6 million, and $2.0 million and net loss of $54,000 and $51,000 for the three months ended March 31, 2004 and 2003, respectively.

Tire Holders, Lifts and Related Products Business – On July 21, 2003, the Company sold 100 percent of the shares of its Tire Holders, Lifts and Related Products segment. This segment consisted of one wholly-owned subsidiary, Deuer Manufacturing, Inc. (Deuer), operating on a stand alone basis that sold tire holders, lifts and related products to automotive customers. This subsidiary was included in discontinued operations at March 31, 2003.

Small Furnace Business – In July, 2003, the Company’s subsidiary Selas SAS, which made up the small furnace business, filed insolvency in France and is under the control of a French insolvency court administrator. As Selas SAS and its subsidiaries are no longer under the control of the Company, their results of operations are excluded from the continuing operations and the historical financial information has been restated to reflect these subsidiaries as discontinued operations.

The consolidated condensed financial statements reflect the Company’s presentation of discontinued operations. A recap of discontinued operations at March 31 is as follows:

	Three Months Ended March 31,
	2004	2003
Income (loss) from operations
Deuer	$—	$150,882
Small furnace	(25,125)	(275,169)
Burners and components	(53,761)	(51,371)

	$(78,886)	$(175,658)

4.	Statements of Cash Flows

Supplemental disclosures of cash flow information:

	Three Months Ended
	March 31, 2004	March 31, 2003
Interest received	$2,982	$172
Interest paid	$84,785	$127,964
Income taxes paid	$5,000	$31,950

5.	Business Segment Information

The Company has made a strategic decision to focus its future on the Precision Miniature Medical and Electronics business. As a result of this decision, the Company plans to sell its land and building in Pennsylvania, with a carrying value of $540,175. In addition, the Company will sell the remaining operations of its Heat Technology segment of the Burners and Components business. As a result of these decisions and other divestures the Company has made over the past two years, the Company now operates in only one segment.

6.	Inventories consist of the following at:

	March 31, 2004	December 31, 2003
Raw material	$2,565,539	$3,086,127
Work-in-process	1,628,780	1,550,498
Finished products and components	1,092,496	1,073,017

	$5,286,815	$5,709,642

7.	Notes Payable and Long Term Debt

Notes payable at March 31, 2004 and December 31, 2003 are summarized below:

	March 31, 2004	December 31, 2003
Notes payable:
Short term borrowings, Europe	$—	$1,473,618
Short term borrowings, domestic	2,981,253	4,258,253
Short term borrowings, Asia	284,697	538,792

Total notes payable	$3,265,950	$6,270,663

The Company and its domestic subsidiaries have a revolving credit loan facility which expires April 1, 2005. This loan facility, which has a maximum limit of $4,500,000, had borrowings of $2,981,253 as of March 31, 2004 bearing an interest rate of 7.00% (Prime plus 3.0%). This facility carries a commitment fee of .25% per annum, payable on the unborrowed portion of the line.

At March 31, 2004 the Company was not in compliance with certain financial covenants contained in its credit facility. These covenants pertained to the Company’s consolidated tangible capital funds, and its fixed coverage ratio. The Company has obtained waivers of these covenants from the bank.

Long-term debt at March 31, 2004 and December 31, 2003 is summarized below:

	March 31, 2004	December 31, 2003
Long Term Debt:
Term loan, domestic	$5,508,470	$1,964,756
Other borrowings	1,079	2,044

	5,509,549	1,966,800
Less: current maturities	5,509,549	1,966,800

	—	—

The terms of the domestic loan agreement requires quarterly principal payments of $300,000 beginning in June 2004 through March 2005, with a balloon payment due at the end of the loan. The loan also requires proceeds from the sale of certain assets be applied against the loan. At March 31, 2004, the borrowings under the loan agreement bore interest, payable monthly, at an interest rate of 7.00% (Prime plus 3.00%).

Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control.

We believe that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities, the potential sale of certain assets, and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs through March 31, 2005. If, however, we do not generate sufficient cash from operations, or complete the sale of certain assets on a timely basis, or if we incur additional liabilities as a result of the Selas SAS insolvency (note 12), we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that the Company will meet its liquidity needs through March 31, 2005, no assurance can be given that the Company will be able to do so.

8.	Income Taxes

Income taxes expense was $117,999 and $24,552 for the three months ended March 31, 2004 and 2003, respectively. The income tax expense for both three month periods was due to the Company’s profitability at its foreign operations. The Company is in a net operating loss position for Federal income tax purposes and, consequently, no benefit from the current period domestic operating loss was recognized. At March 31, 2004 the Company had net operating loss carryforwards for Federal income tax purposes of approximately $17.6 million that expire in 2018 and 2019.

9.	Accounting for Stock Options

The Company applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Therefore, no compensation expense has been recognized for the stock option plans. SFAS No. 123 “Accounting for Stock-Based Compensation”, amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, requires the Company to disclose pro forma net loss and pro forma loss per share amounts as if compensation expense was recognized for all options granted. The pro forma amounts are as follows:

	Three Months Ended March 31,
	2004	2003
Net loss as reported	$(803,418)	$(236,262)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for all
awards, net of related tax effects	(19,721)	(21,711)

Pro forma net loss	$(823,139)	$(257,973)

Loss per share:
Basic and diluted - as reported	$(.16)	$(.05)
Basic and diluted - pro forma	$(.16)	$(.05)

10.	Income (Loss) Per Share

Excluded from the computation of diluted earnings per share at March 31, 2004 were options to purchase approximately 542,000 common shares because the effect would have been anti-dilutive.

11.	Legal Proceedings

The Company is a defendant along with a number of other parties in approximately 110 lawsuits as of March 31, 2004(approximately 101 lawsuits as of December 31, 2003)alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 — July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate its position. The Company has contacted representatives of the Company’s excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company’s consolidated financial position or results of operations.

As more fully described in Note 12, the Company’s wholly owned French subsidiary, Selas SAS filed insolvency in France and is being managed by a court appointed judiciary administrator. The Company may be subject to additional litigation or liabilities as a result of the French insolvency.

The Company is also involved in other lawsuits arising in the ordinary course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company’s consolidated financial position, liquidity, or results of operations.

12.	Subsidiary Insolvency

On August 4, 2003 the Company’s wholly owned French subsidiary, Selas SAS, filed insolvency in the Commercial Court of Nanterre, France and is being managed through a court appointed judiciary administrator. Historical financial information has been restated to include this European operation in discontinued operations. In addition, the Company may be subject to additional litigation or liabilities as a result of the French insolvency.

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Headquartered in Arden Hills, Minnesota, Selas Corporation of America is an international firm that designs, develops, engineers and manufactures micro-miniature medical and electronic products. The Company supplies micro-miniaturized components, systems and molded plastic parts, primarily to the hearing instrument manufacturing industry, as well as the computer, electronics, telecommunications and medical equipment industries. In addition to its Arden Hills headquarters, the Company has facilities in California, Singapore, and Germany. Within discontinued operations, the Company has facilities in Pennsylvania and Japan. See also notes 3 and 5 to the Condensed Consolidated Financial Statements.

Currently, the Company has one operating segment, its precision miniature medical and electronics products segment. In the past the Company had operated three segments, precision miniature medical and electronics products segment, heat technology segment, and tire holders, lifts and related products segment. In 2001, the Company began focusing on its precision miniature medical and electronics products segment and developing plans to exit the businesses that comprised the heat technology segment, and tire holders, lifts and related products segment. The Company successfully exited the tire holders, lifts and related products business in 2003 and is in the process of exiting the heat technology segment. The Company has classified its heat technology segment as discontinued operations.

The Company manufactures micro-miniature components, systems and molded plastic parts for hearing instruments, medical equipment, electronics, telecommunications and computer industry manufacturers. These components consist of volume controls, microphones, trimmer potentiometers and switches. The Company also manufactures hybrid amplifiers and integrated circuit components (“hybrid amplifiers”), along with faceplates for in-the-ear and in-the-canal hearing instruments. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer’s individualized specifications. Sales to hearing instrument manufacturers represented approximately 65% of 2003 annual net sales for the Company’s precision miniature medical and electronic products business.

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

The medical industry is faced with pressures to reduce the costs of healthcare. The Company offers medical manufacturers the capabilities to design, develop and manufacture components for medical devices that are easier to use, measure with greater accuracy and provide more functions while reducing the costs to manufacture these devices. Examples of the Company’s products used by medical device manufacturers include components found in intravenous fluid administration pumps that introduce drugs into the bloodstream. The Company manufacturers and supplies bubble sensors and flow restrictors that monitor and control the flow of fluid in an intravenous infusion system.

The Company also manufactures a family of safety needle products for an OEM customer that utilizes the Company’s insert and straight molding capabilities. These products are assembled using full automation including built-in quality checks within the production lines. Other examples include sensors used to detect pathologies in specific organs of the body and monitoring devices to detect cardiac and respiratory functions. The early and accurate detection of pathologies allows for increased likelihood for successful treatment of chronic diseases and cancers. Accurate monitoring of multiple functions of the body, such as heart rate and breathing, aids in generating more accurate diagnosis and treatments for patients.

The Company has also expanded its micro-miniature components business through the manufacture of thermistors and film capacitors. The Company manufactures and sells thermistors and thermistor assemblies, which are solid state devices that produce precise changes in electrical resistance as a function of any change in absolute body temperature. The Company’s Surge-Gard TM product line, an inrush electric current limiting device used primarily in computer power supplies, represented approximately a third of the Company’s sales in 2003. The balance of sales represent various industrial, commercial and military sales for thermistor and thermistor assemblies to domestic an international markets.

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, are forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to:

  statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” such as the potential sale of and marketing for the Dresher property, new digital products to gain market share, recovery of the telecommunications market, potential growth in the Company’s medical profits, future gross profit margins, future cost savings, net operating loss carryforwards, the impact of future cash flows, the ability to maintain financial covenants, the ability to meet working capital requirements, future level of funding of employee benefit plans, the ability to negotiate extension on purchases, the impact of foreign currencies and litigation; and
  statements in “Notes to the Company’s Condensed Consolidated Financial Statements”.

Forward-looking statements also include, without limitation, statements as to the Company’s:

  expected future results of operations and growth;
  ability to meet working capital requirements;
  business strategy;
  expected benefits from staff reductions;
  planned sale of the land and facility in Dresher, Pennsylvania, and remaining Heat Technology operations, and use of proceeds therefrom;
  expected increases in operating efficiencies;
  anticipated trends in the hearing-health market;
  estimate of goodwill impairment and amortization expense of the intangible assets; and

In addition, forward-looking statements also include the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

  the ability to implement the Company's business strategy;
  risks arising in connection with the insolvency of Selas SAS, and potential liabilities and actions arising in connection therewith;
  the volume and timing of orders received by the Company;
  changes in estimated future cash flows;
  foreign currency movements in markets the Company services;
  changes in the global economy and financial markets;
  changes in the mix of products sold;
  acceptance of the Company’s products;
  competitive pricing pressures;
  pending and potential future litigation;
  availability of electronic components for the Company’s products;
  ability to create and market products in a timely manner;
  ability to pay debt when it comes due;
  ability to sell businesses and assets marked for sale; and
  the risks associated with terrorist attacks, war and threats of attacks and wars.

For a description of these and other risks see “Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

2004 compared with 2003

Consolidated net sales for the three months ended March 31, were as follows (in thousands):

			Change
	2004	2003	Dollars	Percent
Consolidated net sales	$9,338	$8,993	$345	3.8%

The Company’s sales have been impacted by weakness in its primary hearing health market. Competitive pricing issues and a reduction in customer inventory levels resulted in approximately a 14 percent decline in sales into this market. Additionally, the Company’s medical products experienced a 34 percent decline in sales as two customers delayed orders reducing their internal inventory levels. The Company does not believe the decline in medical sales represents a long-term trend. These declines were offset primarily by a $1.1 million order from the Singapore military for helmets including the Company’s microphone and speaker products.

Gross profit margin for the three months ended March 31 was as follows (in thousands):

	2004		2003		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Gross profit margin	$2,323	24.9%	$2,605	29.0%	$(282)	(4.1)%

Gross profit margins for the quarter were negatively impacted as sales included a $1.1 million order from the Singapore military that included a large portion of third party content where the Company was not able to obtain a comparable margin to its own products. In 2003, the gross margin benefited from stronger sales in its medical market which is typically a higher margin business than the Company’s other product lines.

Selling, general and administrative expenses (SG&A) were as follows:

	2004		2003		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Year-over-year Increase
Selling	$991	10.6%	$866	9.6%	$125	14.4%
General and
administrative	1,557	16.7%	$1,347	15.0%	$211	15.6%
Research and
development	381	4.1%	$324	3.6%	$57	17.6%

The higher selling expenses over the same year-ago period was the result of additional staffing in this area including third party recruiter fees associated with hiring a sales and marketing manager for its medical products. In addition, the Company incurred higher expenses associated with tradeshows.

Administrative expenses increased primarily due to the accrual of approximately $170,000 associated with a reduction in staffing. The staffing reductions were a combination of reductions due to the transfer of a portion of its manufacturing overseas and an effort to streamline its administrative functions. These actions will reduce the Company’s ongoing costs by between $1.5 million and $2 million annually. The Company expects to start seeing the benefit of these costs reductions starting in the second quarter of 2004. Additionally, the Company incurred higher bank fees associated with the renewal of its bank facilities in the quarter ended March 31, 2004.

Research and development expenses increased as the Company continues its emphasis on new product development in an effort to improve the overall sales growth.

Interest expense for the three months ended March 31, 2004 was $96,000 compared to $140,000 for the same period in 2003. The decrease over last year’s expense was due to the lower outstanding debt balance partially offset by an increase in the interest rate.

Other income was $95,000 compared to $33,000 for the three months ended March 31, 2004 and 2003, respectively. The increase was primarily due to an increase of $56,000 in foreign currency exchange gains resulting from currency fluctuations affecting a portion of the Company’s debt that was Euro denominated until its amendment in March 2004.

Income taxes reflected an expense for the three months ended March 31, 2004 of $118,000 compared with $25,000 for the three months ended March 31, 2003, which results in effective tax rates of (19.5)% and (68.1)%, respectively. The effective rate in 2004 was primarily due to foreign taxes on its German and Singapore operations. The Company is in a net operating loss position for Federal income tax purposes and, consequently, no benefit from the current period domestic operating loss was recognized. The effective tax rate in 2003 was primarily due to the recognition of state and Federal taxes on its domestic operations while recognizing no benefit generated from the operating losses of its European Heat Technology operations.

For the three months ended March 31, 2004, the net loss from continuing operations was $724,000 compared with a loss of $61,000 for the same period last year. The increased loss was a combination of the factors noted above reflecting lower gross margin and higher selling, research and development, and administrative expenses.

Discontinued operations generated a net loss for the three months ended March 31, 2004 of $79,000 compared to a net loss of $176,000 for the same three month period last year. The smaller loss in 2004 was the result of the Company no longer including any results from its European Heat Technology operations in the current 2004 quarter as a result of the insolvency of Selas SAS, the Company’s French subsidiary in August 2003. The 2003 loss from the European Heat Technology operations was partially offset by income from the Company’s wholly owned subsidiary, Deuer Manufacturing, Inc., which was sold in the third quarter of 2003. See note 3 of the Consolidated Condensed Financial Statements.

Liquidity and Capital Resources

Consolidated net working capital remained relatively flat at approximately $1.9 million at March 31, 2004 and at December 31, 2003.

The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows (in thousands):

	Three Months Ended
	March 31, 2004	March 31, 2003
Cash provided (used) by:
Continuing operations	$(490)	$1,266
Discontinued operations	302	(1,401)
Investing activities	(84)	(522)
Financing activities	584	261

Effect of exchange rate changes on cash	(40)	(7)

Increase (decrease) in cash	$272	$(403)

The Company had the following bank arrangements (in thousands):

	March 31, 2004	December 31, 2003
Total availability under existing facilities	$11,068	$10,399

Borrowings and commitments:
Notes payable	3,266	6,271
Current maturities of long-term debt	5,510	1,967

Total outstanding borrowings and commitments	8,776	8,238

Remaining availability under existing facilities	$2,292	$2,161

Borrowings under the majority of the Company’s credit facilities bear interest at prime plus 3%. See Note 7 of the Consolidated Condensed Financial Statements.

The Company and its domestic subsidiaries entered into a revolving credit loan facility maturing April 1, 2005 for which borrowings of $4,500,000 could be outstanding at any one time. The Company had borrowings of $2,981,000 as of March 31, 2004 bearing an interest rate of 7.0% (prime plus 3.0%). The loan carries a commitment fee of .25% per annum, payable on the unborrowed portion of the line. The Company’s foreign subsidiary had borrowings of $285,000 out of a total availability of $1,058,000.

The Company and its domestic subsidiaries entered into a $5,510,000 note maturing April 1, 2005. This facility requires quarterly principal payments of $300,000 commencing June 30, 2004 and bears interest of 7.0% (prime plus 3.0%). Proceeds from the sale of the Dresher building or the Company’s burner and components business will be used to reduce the Company’s borrowings and will represent a permanent reduction in the Company’s availability under these facilities.

Selas believes that funds expected to be generated from operations, the available borrowing capacity through its revolving credit loan facilities, the potential sale of certain assets, curtailment of the dividend payment and control of capital spending will be sufficient to meet its anticipated cash requirements for operating needs through April 1, 2005. However, the Company’s ability to pay the principal and interest on its indebtedness as it comes due will depend upon current and future performance. Performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond the Company’s control. If, however, the Company does not generate sufficient cash or complete such financings on a timely basis, it may be required to seek additional financing or sell equity on terms, which may not be as favorable as it could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed, or that Selas will be able to negotiate acceptable terms. In addition, access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as the Company’s financial condition.

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company’s revenue recognition, accounts receivable reserves, inventory reserves, discontinued operations, goodwill, long-lived assets and deferred taxes policies. These and other significant accounting policies are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the financial statements contained in or incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

For information regarding the Company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes in the Company’s portfolio of financial instruments or market risk exposures which have occurred since December 31, 2003.

ITEM 4.   Controls and Procedures

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls.

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2004. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when the Company’s periodic reports are being prepared.

During the quarter ended March 31,2004, there has not occurred any change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II — OTHER INFORMATION

ITEM 1.   Legal Proceedings

The information contained in Notes 12 and 13 to the Consolidated Condensed Financial Statements in part 1 of this quarterly report is incorporated by reference herein.

ITEM 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity

None.

ITEM 3.   Defaults upon Senior Securities

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

None.

ITEM 5.   Other Information

None.

ITEM 6.   Exhibits and Reports on Form 8-K

(a)	Exhibits

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

Form 8-K furnished on March 25, 2004 to report announcement of results of operations for the year ended December 31, 2003.

SELAS CORPORATION OF AMERICA

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELAS CORPORATION OF AMERICA (Registrant)
Date: May 17, 2004	By:	/s/ Mark S. Gorder

Mark S. Gorder President and Chief Executive Officer (principal executive officer)
Date: May 17, 2004	By:	/s/ Robert F. Gallagher

Robert F. Gallagher Chief Financial Officer (principal financial officer) and Treasurer

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002