Form 10-Q
period 2004-06-30
SELAS CORP OF AMERICA
filed 2004-08-16
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)
(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2004

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

(X) YES    (_) NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED BY RULE 12B-2 OF THE EXCHANGE ACT)

(_) YES    (X) NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

COMMON SHARES, $1.00 PAR VALUE	5,129,214 (exclusive of 515,754 treasury shares)

CLASS	OUTSTANDING AT August 11, 2004

SELAS CORPORATION OF AMERICA

I N D E X

PART I:   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

SELAS CORPORATION OF AMERICA
Consolidated Condensed Balance Sheets
Assets
(Unaudited)

	June 30, 2004	December 31, 2003

Current assets:

Cash, including cash equivalents of
$428,000 in 2004 and $431,000 in 2003 (all
cash equivalents are restricted)	$369,577	$294,168

Accounts receivable (less allowance for
doubtful accounts of $254,000 in 2004
and 2003)	5,033,795	4,537,830

Inventories (Note 6)	4,783,253	5,709,642

Refundable income tax	686,020	728,351

Deferred income taxes (Note 8)	—	890,230

Asset held for sale (Note 12)	—	540,175

Other current assets	444,903	480,305

Assets of discontinued operations (Note 3)	4,734,321	5,729,410

Total current assets	16,051,869	18,910,111

Property, plant and equipment:

Land	170,500	170,500
Buildings	1,732,914	1,732,914
Machinery and equipment	26,409,885	26,353,715

	28,313,299	28,257,129

Less: Accumulated depreciation	19,345,101	18,621,161

Net property, plant and equipment	8,968,198	9,635,968

Goodwill	5,264,585	5,264,585

Other assets, net	1,178,336	1,253,186

	$31,462,988	$35,063,850

        (See accompanying notes to the consolidated condensed financial statements)

SELAS CORPORATION OF AMERICA
Consolidated Condensed Balance Sheets
Liabilities and Shareholders’ Equity
(Unaudited)

	June 30, 2004	December 31, 2003

Current liabilities:

Bank debt (Note 7)	$5,397,991	$8,237,463

Accounts payable	2,010,211	2,757,942

Customers’ advance payments on contracts	161,546	172,279

Accrued salaries, wages, and commissions	1,671,843	1,522,231

Other accrued liabilities	1,279,498	1,930,855

Liabilities of discontinued operations (Note 3)	1,508,556	2,341,493

Total current liabilities	12,029,645	16,962,263

Accrued pension liability	2,893,681	2,714,763

Other postretirement benefit obligations	2,827,417	2,827,417

Deferred income taxes	122,093	123,529

Contingencies and commitments (Notes 10 and 11)

Shareholders’ equity:

Common shares, $1 par; 10,000,000 shares
authorized; 5,644,968 shares issued	5,644,968	5,644,968

Additional paid-in capital	12,025,790	12,025,790

Accumulated deficit	(2,037,367)	(3,231,009)

Accumulated other comprehensive loss	(778,161)	(738,793)

Less: 515,754 common shares held
in treasury, at cost	(1,265,078)	(1,265,078)

Total shareholders’ equity	13,590,152	12,435,878

	$31,462,988	$35,063,850

(See accompanying notes to the consolidated condensed financial statements)

SELAS CORPORATION OF AMERICA
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended

	June 30, 2004	June 30, 2003

Sales, net	$8,354,419	$9,674,858

Cost of sales	6,337,573	7,031,872

Gross margin	2,016,846	2,642,986

Operating expenses:

Selling expense	937,488	934,049
General and administrative expense	1,323,397	1,377,616
Research and development expense	340,468	381,570

Total operating expenses	2,601,353	2,693,235

Gain on sale of asset held for sale (Note 12)	3,109,627	—

Operating income (loss)	2,525,120	(50,249)

Interest expense	(151,825)	(176,234)
Interest income	504	2,171
Other income	4,388	12,216

Income (loss) from continuing operations
before income taxes	2,378,187	(212,096)

Income tax expense (benefit)	989,905	(70,118)

Income (loss) from continuing operations	1,388,282	(141,978)

Income (loss) from discontinued operations, net of income tax
expense (benefit)(Note 3)	608,778	(1,189,201)

Net income (loss)	$1,997,060	$(1,331,179)

Income (loss) per share:
Basic:
Continuing operations	$.27	$(.03)
Discontinued operations	.12	(.23)

	$.39	$(.26)

Diluted:
Continuing operations	$.27	$(.03)
Discontinued operations	.12	(.23)

	$.39	$(.26)

Average shares outstanding:

Basic	5,129,214	5,124,214
Diluted	5,151,436	5,124,214

(See accompanying notes to the consolidated condensed financial statements)

SELAS CORPORATION OF AMERICA
Consolidated Condensed Statements of Operations
(Unaudited)

	Six Months Ended

	June 30, 2004	June 30, 2003

Sales, net	$17,692,497	$18,667,896

Cost of sales	13,352,155	13,419,310

Gross margin	4,340,342	5,248,586

Operating expenses:

Selling expense	1,928,296	1,799,945
General and administrative expense	2,880,869	2,725,089
Research and development expense	721,845	706,058

Total operating expenses	5,531,010	5,231,092

Gain on sale of asset held for sale (Note 12)	3,109,627

Operating income	1,918,959	17,494

Interest expense	(247,901)	(315,847)
Interest income	1,345	4,537
Other income	99,251	45,668

Income (loss) from continuing operations
before income taxes	1,771,654	(248,148)

Income tax expense (benefit)	1,107,904	(45,566)

Income (loss) from continuing operations	663,750	(202,582)

Income (loss) from discontinued operations, net of income tax
expense (benefit) (Note 3)	529,891	(1,364,859)

Net income (loss)	$1,193,641	$(1,567,441)

Income (loss) per share:
Basic:
Continuing operations	$.13	$(.04)
Discontinued operations	.10	(.27)

	$.23	$(.31)

Diluted:
Continuing operations	$.13	$(.04)
Discontinued operations	.10	(.27)

	$.23	$(.31)

Average shares outstanding:

Basic	5,129,214	5,124,214
Diluted	5,149,467	5,124,214

(See accompanying notes to the consolidated condensed financial statements)

SELAS CORPORATION OF AMERICA
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended

	June 30, 2004	June 30, 2003

Cash flows from operating activities:
Net income (loss)	$1,193,641	$(1,567,441)
Adjustments to reconcile net income (loss)
to net cash provided by operating activities:
Loss (income) from discontinued operations	(529,891)	1,364,859
Depreciation and amortization	1,293,459	1,258,769
Provision for deferred taxes	890,230	(210,509)
Gain on disposition of property	(3,114)	173
Gain on sale of asset held for sale	(3,109,627)	—
Changes in operating assets and liabilities:
Accounts receivable	(889,796)	44,293
Inventories	897,354	285,382
Other assets	86,541	(111,438)
Accounts payable	(532,160)	(227,153)
Accrued expenses	(417,099)	790,027
Customer advances	(10,733)	(33,577)
Other liabilities	94,235	14,830

Net cash provided (used) by continuing operations	(1,036,960)	1,608,215
Net cash provided (used) by discontinued operations	820,765	(1,348,567)

Net cash provided (used) by operating activities	(216,195)	259,648

Cash flows from investing activities:
Proceeds from sales of assets	3,800	—
Proceeds from sale of asset held for sale	3,649,802	—
Purchases of property, plant and equipment	(518,836)	(946,311)

Net cash provided (used) by investing activities	3,134,766	(946,311)
Net cash used by discontinued operations	(4,418)	(89,644)

Net cash provided (used) by investing activities	3,130,348	(1,035,955)

Cash flows from financing activities:
Proceeds from bank borrowings	800,001	767,116
Repayments of bank borrowings	(3,585,708)	(693,276)

Net cash provided (used) by financing activities	(2,785,707)	73,840

Effect of exchange rate changes on cash	(53,037)	14,076

Net increase (decrease) in cash and cash equivalents	75,409	(688,391)
Cash and cash equivalents, beginning of period	294,168	1,319,206

Cash and cash equivalents, end of period (all cash equivalent are restricted)	$369,577	$630,815

(See accompanying notes to the consolidated condensed financial statements)

SELAS CORPORATION OF AMERICA

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America’s consolidated financial position as of June 30, 2004 and December 31, 2003, and the consolidated results of its operations for the three and six months ended June 30, 2004 and 2003. Certain reclassifications have been made to the December 31, 2003 balance sheet related to liabilities. These reclassifications had no impact on net income.

The Company applies Accounting Principles Board Opinion No. 25 “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Therefore, no compensation expense has been recognized for the stock option plans. Statement of Financial Accounting Standards (“SFAS”) No. 123 “Accounting for Stock-Based Compensation”, amended by SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure”, requires the Company to disclose pro forma net earnings (loss) and pro forma earnings (loss) per share amounts as if compensation expense was recognized for all options granted. The pro forma amounts are as follows:

	Three Months Ended June 30,

	2004	2003

Net income (loss) as reported	$1,997,060	$(1,331,179)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects	(19,721)	(21,711)

Pro forma net income (loss)	$1,977,339	$(1,309,468)

Income (loss) per share:
Basic and diluted – as reported	$.39	$(.26)
Basic – pro forma	$.39	$(.26)
Diluted – pro forma	$.38	$(.26)

	Six Months Ended June 30,

	2004	2003

Net income (loss) as reported	$1,193,641	$(1,567,441)
Deduct: Total stock-based employee compensation expense
determined under fair value based method for all
awards, net of related tax effects
	(39,442)	(43,422)

Pro forma net income (loss)	$1,154,199	$(1,610,863)

Income (loss) per share:
Basic and diluted – as reported	$.23	$(.31)
Basic – pro forma	$.23	$(.31)
Diluted – pro forma	$.22	$(.31)

2.	New Accounting Pronouncements

Financial Accounting Standards Board Interpretation No. (“FIN”) 46, “Consolidation of Variable Interest Entities, an interpretation of ARB NO. 51” addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. The consolidation requirements of FIN 46 are effective for the first reporting period ending after December 15, 2003, for entities considered to be special-purpose entities. The consolidation requirements for all other entities subject to FIN 46 are effective for financial statements of the first reporting period ending after March 15, 2004. The Company does not have any ownership or other interests in any variable interest entities as of June 30, 2004. The Company will apply the consolidation requirements of FIN 46 in future periods should an interest in a variable interest entity be acquired.

3.	Discontinued Operations

Burners and Components Business – In 2003, the Company initiated its plan to sell the remainder of its Heat Technology segment. This segment consists of the operating assets of Selas Corporation of America located in Dresher, Pennsylvania and Nippon Selas located in Tokyo, Japan. The Company plans to sell the segment during 2004 and has classified the segment as a discontinued operation and, accordingly, has reclassified the historical financial data. This business generated sales of $2.7 million and $4.4 million for the three and six month periods ended June 30, 2004, respectively, compared to $2.1 million and $4.1 million for the three and six months ended June 30, 2003, respectively. Net income figures are included in the table below.

Tire Holders, Lifts and Related Products Business — On July 21, 2003, the Company sold 100 percent of the shares of its Tire Holders, Lifts and Related Products segment. This segment consisted of one wholly-owned subsidiary, Deuer Manufacturing, Inc. (Deuer), operating on a stand alone basis that sold tire holders, lifts and related products to automotive customers. This subsidiary was included in discontinued operations at June 30, 2003.

Small Furnace Business — In August 2003, the Company’s subsidiary Selas SAS, which made up the small furnace business, filed insolvency in France and is under the control of a French insolvency court administrator. As Selas SAS and its subsidiaries are no longer under the control of the Company, their results of operations are excluded from the continuing operations and the historical financial information has been restated to reflect these subsidiaries as discontinued operations.

The consolidated condensed financial statements reflect the Company’s presentation of discontinued operations. A recap of income (loss) from discontinued operations, net of income tax expense (benefit) at June 30 is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,

	2004	2003	2004	2003

Deuer	$—	$106,205	$—	$257,087
Small furnace	(47,726)	(1,305,167)	(72,851)	(1,580,336)
Burners and components	656,504	9,761	602,742	(41,610)

	$608,778	$(1,189,201)	$529,891	$(1,364,859)

4.	Statements of Cash Flows

Supplemental disclosures of cash flow information:

	Six Months Ended

	June 30, 2004	June 30, 2003

Interest received	$257	$2,178
Interest paid	$206,308	$298,989
Income taxes paid	$5,000	$66,398

5.	Business Segment Information

The Company has made a strategic decision to focus its future on the Precision Miniature Medical and Electronics business. As part of this strategy, the Company expects to sell the remaining operations of its Heat Technology segment of the Burners and Components business. As a result of these decisions and other divestures the Company has made over the past two years, the Company now operates in only one segment.

6.	Inventories consist of the following at:

	June 30, 2004	December 31, 2003

Raw material	$2,573,637	$3,086,127
Work-in-process	1,124,148	1,550,498
Finished products and components	1,085,468	1,073,017

	$4,783,253	$5,709,642

7.	Bank Debt

Bank debt at June 30, 2004 and December 31, 2003 is summarized below:

	June 30, 2004	December 31, 2003

Notes payable:
Short term borrowings, Europe	$—	$1,473,618
Short term borrowings, domestic	2,940,447	4,258,253
Short term borrowings, Asia	399,000	538,792
Term loans	2,058,470	1,964,756
Other borrowings	74	2,044

	$5,397,991	$8,237,463

The Company and its domestic subsidiaries have a revolving credit loan facility which expires April 1, 2005. This loan facility, which has a maximum limit of $4,500,000, had borrowings of $2,940,447 as of June 30, 2004 bearing an interest rate of 7.25% (Prime plus 3.0%). This facility carries a commitment fee of .25% per annum, payable on the unborrowed portion of the line.

The terms of the domestic term loan agreement requires quarterly principal payments of $300,000 beginning in June 2004 through March 2005, with a balloon payment due at the end of the loan on April 1, 2005. The loan also requires proceeds from the sale of certain assets be applied against the loan. At June 30, 2004, the borrowings under the loan agreement bore interest, payable monthly, at an interest rate of 7.25% (Prime plus 3.00%).

The Company has various other credit facilities in Asia with borrowing limits aggregating $1,057,000 and bearing interest between 5.5 to 6.75% (prime plus .5 to 2.0%). Total borrowings under these facilities were $399,000 at June 30, 2004.

Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control.

We believe that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities, the potential sale of certain assets, and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs through June 30, 2005. If, however, we do not generate sufficient cash from operations, or complete the sale of certain assets on a timely basis, or if we incur additional liabilities as a result of the Selas SAS insolvency (note 11), we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that the Company will meet its liquidity needs through June 30, 2005, no assurance can be given that the Company will be able to do so.

8.	Income Taxes

Income taxes expense for the six months ended June 30, 2004 was $1,107,904, compared to an income tax benefit of $45,566 for the six months ended June 30 2003, which results in an effective tax rate of 62.5% for the six months ended June 30, 2004 compared to a benefit rate of 18.4% for the six-months ended June 30, 2003. The high effective rate for the six-months ended June 30, 2004 was due to the elimination of the deferred tax asset of $890,230. The deferred tax asset represented the expected benefit from net operating losses available at December 31, 2003 utilized to offset the anticipated gain on the asset held for sale (note 12). This asset was sold in June 2004 at a gain of approximately $3.1 million and consequently, the deferred tax asset was eliminated.

Income taxes expense for the three months ended June 30, 2004 was $989,905 compared to an income tax benefit of $70,118 for the three months ended June 30 2003, which results in an effective tax rate of 41.6% for the three months ended June 30, 2004 compared to a benefit rate of 33.1% for the three months ended June 30, 2003. The high effective rate for the three months ended June 30, 2004 was due to the elimination of the deferred tax asset of $890,230. At June 30, 2004 the Company had net operating loss carryforwards for Federal income tax purposes of approximately $15.5 million that expire in 2018.

9.	Income (Loss) Per Share

The following tables set forth the computation of basic and diluted loss per share:

	For the Three Months Ended June 30, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings per share
Income from continuing
operations	$1,388,282	5,129,214	$.27
Income from discontinued
operations	608,778	5,129,214.12

Basic earnings per share	$1,997,060	5,129,214	$.39

Effect of dilutive securities
Stock options		22,222	—

Diluted earnings per share	$1,997,060	5,151,436	$.39

	For the Six Months Ended June 30, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Earnings per share
Income from continuing
operations	$663,750	5,129,214	$.13
Income from discontinued
operations	529,891	5,129,214.10

Basic earnings per share	$1,193,641	5,129,214	$.23

Effect of dilutive securities
Stock options		20,253	—

Diluted earnings per share	$1,193,641	5,149,467	$.23

	For the Three Months Ended June 30, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Loss Per Share
Loss from continuing
operations	$(141,978)	5,124,214	$(.03)
Loss from discontinued
operations	(1,189,201)	5,124,214	(.23)

Basic loss per share	$(1,331,179)	5,124,214	$(.26)

Effect of dilutive securities
Stock options		—	—

Diluted earnings per share	$(1,331,179)	5,124,214	$(.26)

	For the Six Months Ended June 30, 2004

	Income (Numerator)	Shares (Denominator)	Per Share Amount

Loss per share
Loss from continuing
operations	$(202,582)	5,124,214	$(.04)
Loss from discontinued
operations	(1,364,859)	5,124,214	(.27)

Basic loss per share	$(1,567,441)	5,124,214	$(.31)

Effect of dilutive securities
Stock options		—	—

Diluted Earnings Per Share	$(1,567,441)	5,124,214	$(.3	1)

Excluded from the computation of diluted earnings per share at June 30, 2004 were options to purchase approximately 277,000 common shares, with an average exercise price of $7.01, because the effect would have been anti-dilutive. Excluded from the computation of diluted earnings per share at June 30, 2003 were options to purchase approximately 466,000 common shares, because the effect would have been anti-dilutive.

10.	Legal Proceedings

The Company is a defendant along with a number of other parties in approximately 101 lawsuits as of June 30, 2004(approximately 101 lawsuits as of December 31, 2003)alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 – July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate its position. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

As more fully described in Note 11, the Company's wholly owned French subsidiary, Selas SAS, filed insolvency in France and is being managed by a court appointed judiciary administrator. The Company may be subject to additional litigation or liabilities as a result of the French insolvency.

The Company is also involved in other lawsuits arising in the ordinary course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company's consolidated financial position, liquidity, or results of operations.

11.	Subsidiary Insolvency

On August 4, 2003, the Company's wholly owned French subsidiary, Selas SAS, filed insolvency in the Commercial Court of Nanterre, France and is being managed through a court appointed judiciary administrator. Historical financial information has been restated to include this European operation in discontinued operations. In addition, the Company may be subject to additional litigation or liabilities as a result of the French insolvency.

12.	Sale of Dresher Property

On June 23, 2004, the Company completed the sale of its property in Dresher, PA, to BT Limekiln LP, a Pennsylvania limited partnership, for approximately $3.5 million in cash, net of expenses. A gain of $3.1 million was recognized on the sale. The property is the headquarters for the Company's discontinued Heat Technology business and was previously classified as an asset held for sale on the Company's consolidated balance sheet. In connection with the sale, the Company leased back the property for a term of nine months at a base rental of $20,000 per month, plus expenses. Proceeds of the sale were used to reduce the Company's outstanding bank debt (note 7).

ITEM 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Headquartered in Arden Hills, Minnesota, Selas Corporation of America is an international firm that designs, develops, engineers and manufactures micro-miniature medical and electronic products. The Company supplies micro-miniaturized components, systems and molded plastic parts, primarily to the hearing instrument manufacturing industry, as well as the computer, electronics, telecommunications and medical equipment industries. In addition to its Arden Hills headquarters, the Company has facilities in Minnesota, California, Singapore, and Germany. Within discontinued operations, the Company has facilities in Pennsylvania and Japan. See also notes 3 and 5 to the Condensed Consolidated Financial Statements.

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

Components are sold into the hearing health market and consist of volume controls, microphones, trimmer potentiometers and switches. The Company also manufactures hybrid amplifiers and integrated circuit components (“hybrid amplifiers”), along with faceplates for in-the-ear and in-the-canal hearing instruments. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer’s individualized specifications. Sales to hearing instrument manufacturers represented approximately 51% of the Company’s continuing operations sales in the six-months ended June 30, 2004.

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

The Company has also expanded its micro-miniature components business through the manufacture of thermistors and film capacitors. The Company manufactures and sells thermistors and thermistor assemblies, which are solid state devices that produce precise changes in electrical resistance as a function of any change in absolute body temperature. The Company’s Surge-GardTM product line is an inrush electric current limiting device used primarily in computer power supplies. Sales of thermistors and film capacitors represented approximately 20% of the Company’s continuing operations sales in the six-months ended June 30, 2004.

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

  statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” such as, new digital products to gain market share, recovery of the telecommunications market, potential growth in the Company’s medical profits, future gross profit margins, future cost savings, net operating loss carryforwards, the impact of future cash flows, the ability to maintain financial covenants, the ability to meet working capital requirements, future level of funding of employee benefit plans, the ability to negotiate extension on purchases, the impact of foreign currencies and litigation; and
  statements in “Notes to the Company’s Condensed Consolidated Financial Statements”.

Forward-looking statements also include, without limitation, statements as to the Company’s:

  expected future results of operations and growth;
  ability to meet working capital requirements;
  business strategy;
  expected benefits from staff reductions;
  planned sale of the remaining Heat Technology operations, and use of proceeds there from;
  expected increases in operating efficiencies;
  anticipated trends in the hearing-health market; and
  estimate of goodwill impairment and amortization expense of the intangible assets.

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
  ability to pay debt when it comes due;
  ability to sell businesses and assets marked for sale; and
  the risks associated with terrorist attacks, war and threats of attacks.

For a description of these and other risks see “Risk Factors” in Part 1, Item 1: Business in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

2004 compared with 2003

Sales, net

Consolidated net sales for the three and six months ended June 30th were as follows (in thousands):

			Change
	2004	2003	Dollars	Percent
Three months ended June 30	$8,354	$9,675	$(1,321)	(13.7)%
Six months ended June 30	$17,692	$18,668	$(976)	(5.2)%

Sales for both the three and six month period ended June 30, 2004 have been impacted by weakness in our primary hearing health market. Competitive pricing issues and a reduction in customer inventory levels resulted in approximately a 16 and 15 percent decline in sales in this market for the three and six months ended June 30, 2004, respectively. We are introducing new products in the third and fourth quarter which we expect to increase hearing health sales. Additionally, our medical products market experienced a 37 and 35 percent decline in sales for the three and six months ended June 30, 2004, respectively, as two customers delayed orders reducing their internal inventory levels. We do not believe the decline in medical sales represents a long-term trend; however, our medical products business is extremely reliant on orders from these two customers. The decline in sales for the six months ended June 30, 2004 were partially offset by a $1.1 million order in the first quarter of 2004 from the Singapore military for helmets and from strong sales in our electronic products throughout the first six months of 2004.

Gross profit

Gross profit margin for the three and six months ended June 30 was as follows (in thousands):

	2004		2003		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Three months ended June 30	$2,017	24.1%	$2,643	27.3%	$(626)	(3.2)%
Six months ended June 30	$4,340	24.5%	$5,249	28.1%	$(909)	(3.6)%

Gross profit margins decreased due to the lower overall sales volume and the decrease in sales to the medical market which typically provide a higher profit margin than other product lines. In addition, sales for the six months ended June 30, 2004, included a $1.1 million order from the Singapore military containing a large portion of third party content, which provided a lower gross profit margin than we are able to obtain on our own products.

Operating expenses

Operating expenses for the three months ended June 30 were as follows:

	2004		2003		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Year-over- year Change
Selling	$937	11.2%	$934	9.7%	$3	0.3%
General and
administrative	$1,323	15.8%	$1,378	14.2%	$(55)	(4.0)%
Research and
development	$340	4.1%	$382	3.9%	$(42)	(11.	0)%

Overall operating expenses were down slightly for the three months ended June 30, 2004 compared with the prior year as we strive to control our costs in the current economic market. The decrease is primarily due to headcount reductions done at the end of the first quarter of 2004, partially offset by increased outside professional fees. Research and development expenses decreased slightly as some of the major development projects for the quarter were partially customer funded.

Operating expenses for the six months ended June 30 were as follows:

	2004		2003		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Year-over- year Change
Selling	$1,928	10.9%	$1,800	9.6%	$128	7.1%
General and
administrative	$2,881	16.3%	$2,725	14.6%	$156	5.7%
Research and
development	$722	4.1%	$706	3.8%	$16	2.3%

The higher selling expense over the same year-ago period was the result of fees to a third party recruiter associated with hiring a sales and marketing manager for our medical products. In addition, we incurred higher expenses associated with tradeshows.

The administrative expenses for the six months ended June 30, 2004 are higher than the six months ended June 30, 2003 due to a first quarter charge of $170,000 associated with staff reductions and higher bank fees associated with the renewal of our bank facilities. These were partially offset by headcount reductions done at the end of the first quarter of 2004

Research and development expenses were flat for the six months ended June 30, 2004 compared with the same year-ago period as we are controlling our spending level while continuing to invest in product development.

Operating income

Operating income for the three and six months ended June 30, 2004 included a gain on sale of our Dresher property of approximately $3.1 million. This had been carried on the balance sheet under the title, “Asset held for sale”.

Interest expense

Interest expense for the three and six months ended June 30, 2004 was $152,000 and $248,000 respectively, compared to $176,000 and $316,000 for the same periods in 2003. The decrease over last year’s expense was due to the lower outstanding debt balance partially offset by an increase in the interest rate.

Other income

Other income for the three and six months ended June 30, 2004 was $4,000 and $99,000 respectively, compared to $12,000 and $46,000 for the three and six months ended June 30, 2003, respectively. The change was primarily due to currency fluctuations affecting a portion of our debt that was Euro denominated until our bank agreement was amended in March 2004.

Income taxes

Income tax expense for the six months ended June 30, 2004 was $1,107,904, compared to an income tax benefit of $45,566 for the six months ended June 30 2003, resulting in an effective tax rate of 62.5% for the six months ended June 30, 2004 compared to a benefit rate of 18.4% for the six months ended June 30, 2003. The high effective rate for the six months ended June 30, 2004 was due to the elimination of the deferred tax asset of $890,230. The deferred tax asset represented the expected benefit from net operating losses available at December 31, 2003 utilized to offset the anticipated gain on the asset held for sale. This asset was sold in June 2004 at a gain of approximately $3.1 million and consequently, the deferred tax asset was eliminated.

Income tax expense for the three months ended June 30, 2004 was $989,905 compared to an income tax benefit of $70,118 for the three months ended June 30 2003, resulting in an effective tax rate of 41.6% for the three months ended June 30, 2004 compared to a benefit rate of 33.1% for the three months ended June 30, 2003. The high effective rate for the three months ended June 30, 2004 was due to the elimination of the deferred tax asset of $890,230. At June 30, 2004, the net operating loss carryforwards for Federal income tax purposes were approximately $15.5 million expiring in 2018.

Income (loss) from continuing operations

For the three and six months ended June 30, 2004, the net income from continuing operations was $1.4 million, and $1.8 million respectively, compared to a net loss from continuing operations of $142,000 and $203,000 for the three and six months ended June 30, 2003. The current year net income was primarily the result of the gain on the sale of our Dresher property, partially offset by a combination of the factors noted above reflecting decreased sales and lower gross margin profits.

Discontinued operations

Discontinued operations generated income of $609,000 and $530,000 for the three and six months ended June 30, 2004, respectively, compared to a net loss of $1.2 million and $1.4 million for three and six months ended June 30, 2003. Results for 2004 benefited from increased sales and higher gross margins due to product mix and reduced estimated costs associated with the completion of a large contract in Brazil. The loss in 2003 included the results from our European Heat Technology operations, which were not included in the 2004 results, because of the insolvency of Selas SAS, the Company’s French subsidiary in August 2003. The 2003 loss from the European Heat Technology operations was partially offset by income from the Company’s wholly owned subsidiary, Deuer Manufacturing, Inc., which was sold in the third quarter of 2003. See note 3 of the Consolidated Condensed Financial Statements.

Liquidity and Capital Resources

Consolidated net working capital increased to $4.0 million at June 30, 2004 compared to $1.9 million at December 31, 2003. The increase was mainly due to the reduction in bank debt, as a result of the sale of the Dresher property.

The cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows (in thousands):

	Six Months Ended
	June 30, 2004	June 30, 2003
Cash provided (used) by:
Continuing operations	$(1,037)	$1,608
Discontinued operations	816	(1,438)
Investing activities	3,135	(946)
Financing activities	(2,786)	74
Effect of exchange rate
changes on cash	(53)	14

Increase (decrease) in cash	$75	$(688)

The Company had the following bank arrangements (in thousands):

	June 30, 2004	December 31, 2003
Total availability under existing facilities	$7,616	$10,399
Bank debt outstanding	5,398	8,237

Remaining availability under
existing facilities	$2,218	$2,162

Borrowings under the majority of our credit facilities bear interest at prime plus 3%. See Note 7 of the Consolidated Condensed Financial Statements.

We entered into a revolving credit loan facility maturing April 1, 2005 for which borrowings of $4,500,000 could be outstanding at any one time. Borrowings of $2,940,000 were outstanding as of June 30, 2004 bearing an interest rate of 7.25% (prime plus 3.0%). The loan carries a commitment fee of .25% per annum, payable on the unborrowed portion of the line.

We entered into a $5,510,000 note maturing April 1, 2005. This note requires quarterly principal payments of $300,000 commencing June 30, 2004 and bears interest of 7.25% (prime plus 3.0%). Proceeds of approximately $3.1 million from the sale of the Dresher building were applied to the note in the quarter ended June 30, 2004. The note balance at June 30, 2004 was approximately $2,059,000.

The Company has various other credit facilities in Asia with borrowing limits aggregating $1,057,000 and bearing interest between 5.5 to 6.75% (prime plus .5 to 2.0%). Total borrowings under these facilities were $399,000 at June 30, 2004.

Any proceeds from the sale of the burner and components business will also be used to reduce the outstanding borrowings and will represent a permanent reduction in the availability under these facilities.

We believe that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities, the potential sale of certain assets, curtailment of the dividend payment and control of capital spending will be sufficient to meet anticipated cash requirements for operating needs through June 30, 2005. However, our ability to pay the principal and interest on our indebtedness as it comes due will depend upon current and future performance. Performance is affected by general economic conditions and by financial, competitive, political, business and other factors, many of these factors are beyond our control. If we do not generate sufficient cash or complete such financings on a timely basis, it may require us to seek additional financing or sell equity on terms, which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed, or that Selas will be able to negotiate acceptable terms. In addition, access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our financial condition.

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies with significant estimates and assumptions include revenue recognition, accounts receivable reserves, inventory reserves, discontinued operations, goodwill, long-lived assets and deferred taxes policies. These and other significant accounting policies are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the financial statements contained in or incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

For information regarding exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes in our portfolio of financial instruments or market risk exposures which have occurred since December 31, 2003.

ITEM 4.   Controls and Procedures

Quarterly evaluation of the Company’s Disclosure Controls and Internal Controls.

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2004. Based on that evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when the Company’s periodic reports are being prepared.

During the quarter ended June 30,2004, there has not occurred any change in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1.   Legal Proceedings

The information contained in Notes 10 and 11 to the Consolidated Condensed Financial Statements in part 1 of this quarterly report is incorporated by reference herein.

ITEM 2.   Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

None.

ITEM 3.   Defaults upon Senior Securities

None.

ITEM 4.   Submission of Matters to a Vote of Security Holders

The 2004 Annual Meeting of Shareholders of the Company was held on April 27, 2004.

At the 2004 Annual Meeting:

Messrs. Michael J. McKenna and Mark S. Gorder were elected to the Board of Directors of the Company for terms expiring at the 2007 Annual Meeting. In such elections, 4,443,334 votes were cast for Mr. McKenna and 4,461,310 were cast for Mr. Gorder. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed at the 2004 Annual Meeting by the holders of 70,036 shares withheld authority to vote for Mr. McKenna and those filed by the holders of 52,060 shares withheld authority to vote for Mr. Gorder. The terms of the following directors continued after the Annual Meeting: Frederick L. Bissinger, Nicholas A. Giordano and Robert N. Masucci.

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

Form 8-K furnished on June 29, 2004 to report sale of the property in Dresher, PA, and the expectation of a sluggish second quarter.

SELAS CORPORATION OF AMERICA

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SELAS CORPORATION OF AMERICA (Registrant)
Date: August 16, 2004	By:	/s/ Mark S. Gorder

Mark S. Gorder President and Chief Executive Officer (principal executive officer)
Date: August 16, 2004	By:	/s/ Robert F. Gallagher

Robert F. Gallagher Chief Financial Officer (principal financial officer) and Treasurer

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002