Form 10-Q
period 2004-09-30
SELAS CORP OF AMERICA
filed 2004-11-15
CIK 88790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)
(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED     September 30, 2004
                               -------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM
                              --------------------------------------------------

COMMISSION FILE NUMBER              1-5005
                       ---------------------------------------------------------


                            SELAS CORPORATION OF AMERICA
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


        PENNSYLVANIA                                       23-1069060
-------------------------------                 --------------------------------
(STATE OR OTHER JURISDICTION OF                 (IRS EMPLOYER IDENTIFICATION NO)
INCORPORATION OR ORGANIZATION)


  1260 RED FOX ROAD, ARDEN HILLS, MINNESOTA                          55112
--------------------------------------------------------------------------------
  (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)             (ZIP CODE)


                                 (651) 636-9770
--------------------------------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


                                      N/A
--------------------------------------------------------------------------------
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

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

                                 ( ) YES (X ) NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

COMMON SHARES, $1.00 PAR VALUE                5,129,214 (exclusive of 515,754
------------------------------            --------------------------------------
            CLASS                                treasury shares)
                                                 ---------------
                                              OUTSTANDING AT November 12, 2004

                          SELAS CORPORATION OF AMERICA


                                    I N D E X
                                    ---------
                                                                        Page
                                                                       Number
                                                                       ------
PART I:  FINANCIAL INFORMATION


       Item 1.  Financial Statements

            Consolidated Condensed (Unaudited) Balance Sheets
            as of September 30, 2004 and December 31, 2003               1,2

            Consolidated Condensed (Unaudited) Statements
            of Operations for the Three Months Ended
            September 30, 2004 and 2003                                  3

            Consolidated Condensed (Unaudited) Statements
            of Operations for the Nine Months Ended
            September 30, 2004 and 2003                                  4

            Consolidated Condensed (Unaudited) Statements
            of Cash Flows for the Nine Months Ended
            September 30, 2004 and 2003                                  5

            Notes to Consolidated Condensed (Unaudited)
            Financial Statements                                         6-11


       Item 2.  Management's Discussion and Analysis                     12-19
                of Financial Condition and Results of
                Operations

       Item 3.  Quantitative and Qualitative Disclosures                 20
                About Market Risk

       Item 4.  Controls and Procedures                                  20

PART II: OTHER INFORMATION


       Item 1.  Legal Proceedings                                        21

       Item 2.  Unregistered Sales of Equity Securities
                and Use of Proceeds                                      21

       Item 3.  Defaults Upon Senior Securities                          21

       Item 4.  Submission of Matters to a Vote of                       21
                Security Holders

       Item 5.  Other Information                                        21

       Item 6.  Exhibits                                                 21

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                          SELAS CORPORATION OF AMERICA
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                     ASSETS
                                   (UNAUDITED)

                                                                                  September 30,            December 31,
                                                                                      2004                      2003
                                                                                  -------------            ------------
Current assets:

Cash, including cash equivalents of
  $435,000 in 2004 and $431,000 in 2003 (all
  cash equivalents are restricted)                                                  $ 1,006,097             $   624,867

Accounts receivable (less allowance for
  doubtful accounts of $247,000 in 2004
  and $254,000 in 2003)                                                               5,576,698               4,537,830

Inventories (Note 6)                                                                  4,213,618               5,709,642

Refundable income tax                                                                    14,205                 728,351

Deferred income taxes (Note 8)                                                               --                 890,230

Asset held for sale (Note 12)                                                                --                 540,175

Other current assets                                                                    485,283                 480,305

Assets of discontinued operations (Note 3)                                            5,547,363               5,729,410
                                                                                    -----------             -----------

    Total current assets                                                             16,843,264              19,240,810

Property, plant and equipment:

  Land                                                                                  170,500                 170,500
  Buildings                                                                           1,732,914               1,732,914
  Machinery and equipment                                                            26,821,486              26,353,715
                                                                                    -----------             -----------

                                                                                     28,724,900              28,257,129

    Less:  Accumulated depreciation                                                  19,944,565              18,621,161
                                                                                    -----------             -----------

     Net property, plant and equipment                                                8,780,335               9,635,968

Goodwill                                                                              5,264,585               5,264,585


Other assets, net                                                                     1,149,735               1,253,186
                                                                                    -----------             -----------

                                                                                    $32,037,919             $35,394,549
                                                                                    ===========             ===========


  (See accompanying notes to the consolidated condensed financial statements)

                          SELAS CORPORATION OF AMERICA
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

                                                                               September 30,         December 31,
                                                                                   2004                  2003
                                                                           --------------------  --------------------
Current liabilities:

  Bank debt (Note 7)                                                              $ 6,353,708           $ 8,568,162

  Accounts payable                                                                  2,079,557             2,757,942

  Customers' advance payments on contracts                                            164,965               172,279

  Accrued salaries, wages, and commissions                                          1,602,550             1,522,231

  Other accrued liabilities                                                         1,055,498             1,930,855

    Liabilities of discontinued operations(Note 3)                                  1,551,412             2,341,493
                                                                                 ------------           -----------

      Total current liabilities                                                    12,807,690            17,292,962

Accrued pension liability                                                           2,684,887             2,714,763

Other postretirement benefit obligations                                            2,827,417             2,827,417

Deferred income taxes                                                                 124,260               123,529


Contingencies and commitments (Notes 10 and 11)


Shareholders' equity:

  Common shares, $1 par; 10,000,000 shares
     authorized; 5,644,968 shares issued                                            5,644,968             5,644,968

  Additional paid-in capital                                                       12,025,790            12,025,790

  Accumulated deficit                                                              (2,036,521)           (3,231,009)

  Accumulated other comprehensive loss                                               (775,494)             (738,793)

  Less:  515,754 common shares held
         in treasury, at cost                                                      (1,265,078)           (1,265,078)
                                                                                  -----------           -----------

      Total shareholders' equity                                                   13,593,665            12,435,878
                                                                                  -----------           -----------

                                                                                  $32,037,919           $35,394,549
                                                                                  ===========           ===========


  (See accompanying notes to the consolidated condensed financial statements)

                          SELAS CORPORATION OF AMERICA
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                                      ------------------
                                                                               September 30,          September 30,
                                                                                   2004                    2003
                                                                               -------------          -------------
Sales, net                                                                        $8,524,215             $9,232,049

Cost of sales                                                                      6,922,737              6,897,910
                                                                                  ----------             ----------
Gross margin                                                                       1,601,478              2,334,139

Operating expenses:

  Selling expense                                                                    889,371                989,823
  General and administrative expense                                               1,245,042              1,481,528
  Research and development expense                                                   338,199                373,244
                                                                                  ----------             ----------

  Total operating expenses                                                         2,472,612              2,844,595

Operating loss                                                                      (871,134)              (510,456)

  Interest expense                                                                  (102,863)              (128,190)
  Interest income                                                                        489                  1,715
  Other income (expense)                                                              19,047                 (8,259)
                                                                                  ----------             ----------

Loss from continuing operations
  before income taxes                                                               (954,461)              (645,190)

Income tax expense                                                                    14,295              1,034,449
                                                                                  ----------             ----------

Loss from continuing operations                                                     (968,756)            (1,679,639)

Income from discontinued operations,
 net of income tax expense, before
 extraordinary gain (Note 3)                                                         285,972                869,691

Extraordinary gain from discontinued operations (Note 13)                            683,630                     --
                                                                                  ----------             ----------
Net income (loss)                                                                 $      846             $ (809,948)
                                                                                  ==========             ==========

Income (loss) per share:
  Basic:
    Continuing operations                                                             $( .19)                $( .33)
    Discontinued operations                                                              .06                    .17
    Extraordinary gain discontinued operations                                           .13                     --
                                                                                      ------                 ------
                                                                                        $ --                 $( .16)
                                                                                      ======                 ======
  Diluted:
    Continuing operations                                                             $( .19)                $( .33)
    Discontinued operations                                                              .06                    .17
    Extraordinary gain discontinued operations                                           .13                     --
                                                                                      ------                 ------
                                                                                      $   --                 $( .16)
                                                                                      ======                 ======
Average shares outstanding:

  Basic                                                                            5,129,214              5,124,214
  Diluted                                                                          5,129,214              5,124,214


  (See accompanying notes to the consolidated condensed financial statements)

                            SELAS CORPORATION OF AMERICA
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                        Nine Months Ended
                                                                                        -----------------
                                                                               September 30,          September 30,
                                                                                   2004                    2003
                                                                               -------------          -------------
Sales, net                                                                      $ 26,216,712           $ 27,899,945

Cost of sales                                                                     20,274,892             20,317,220
                                                                                ------------           ------------
Gross margin                                                                       5,941,820              7,582,725

Operating expenses:

  Selling expense                                                                  2,817,667              2,789,768
  General and administrative expense                                               4,125,911              4,206,617
  Research and development expense                                                 1,060,044              1,079,302
                                                                                ------------           ------------

  Total operating expenses                                                         8,003,622              8,075,687

Gain on sale of asset held for sale (Note 12)                                      3,109,627                     --
                                                                                ------------           ------------

Operating income (loss)                                                            1,047,825               (492,962)

  Interest expense                                                                  (350,765)              (444,037)
  Interest income                                                                      1,834                  6,252
  Other income                                                                       118,300                 37,409
                                                                                ------------           ------------

Income (loss) from continuing operations
  before income taxes                                                                817,194               (893,338)

Income tax expense                                                                 1,122,199                988,883
                                                                                ------------           ------------

Income (loss) from continuing operations                                            (305,005)            (1,882,221)

Income from discontinued operations,
 net of income tax expense, before extraordinary gain (Note 3)                       815,862               (495,168)

Extraordinary gain from discontinued operations (Note 13)
                                                                                     683,630                     --
                                                                                ------------           ------------
Net income (loss)                                                               $  1,194,487           $ (2,377,389)
                                                                                ============           ============

Income (loss) per share:
  Basic:
    Continuing operations                                                             $( .06)                $( .37)
    Discontinued operations                                                              .16                  ( .10)
    Extraordinary gain discontinued operations                                           .13                     --
                                                                                      ------                 ------
                                                                                      $  .23                 $( .47)
                                                                                      ======                 ======
  Diluted:
    Continuing operations                                                             $( .06)                $( .37)
    Discontinued operations                                                              .16                  ( .10)
    Extraordinary gain discontinued operations                                           .13                     --
                                                                                      ------                 ------
                                                                                      $  .23                 $( .47)
                                                                                      ======                 ======
Average shares outstanding:

  Basic                                                                            5,129,214              5,124,214
  Diluted                                                                          5,129,214              5,124,214

  (See accompanying notes to the consolidated condensed financial statements)

                         SELAS CORPORATION OF AMERICA
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                                                 Nine Months Ended
                                                                                                 -----------------
                                                                                         September 30,            September 30,
                                                                                             2004                      2003
                                                                                         -------------            -------------
Cash flows from operating activities:
 Net income (loss)                                                                        $  1,194,487             $(2,377,389)
 Adjustments to reconcile net income (loss)
   to net cash provided by (used in) operating
      activities:
   Loss (income) from discontinued operations                                                 (815,862)                495,168
   Extraordinary gain from discontinued operations                                            (683,630)                     --
   Depreciation and amortization                                                             1,934,553               1,966,757
   Provision for deferred taxes                                                                890,230                 965,703
   Gain (loss) on disposition of property                                                       (1,684)                  3,276
   Gain on sale of asset held for sale                                                      (3,109,627)                     --
   Changes in operating assets and liabilities:
    Accounts receivable                                                                     (1,257,150)             (3,952,559)
    Inventories                                                                              1,502,016                (202,633)
    Other assets                                                                               690,707                (987,874)
    Accounts payable                                                                          (486,004)              1,207,428
    Accrued expenses                                                                          (873,954)              2,742,288
    Customer advances                                                                           (7,314)                (77,460)
    Other liabilities                                                                           44,654                  29,522
                                                                                          ------------             -----------
 Net cash used by continuing operations                                                       (978,578)               (187,773)
 Net cash provided by discontinued operations                                                  846,734               1,611,644
                                                                                          ------------             -----------
 Net cash provided (used) by operating activities                                             (131,844)              1,423,871

Cash flows from investing activities:
   Proceeds from sales of assets                                                                 3,800                      --
   Proceeds from sale of asset held for sale                                                 3,649,802                      --
   Purchases of property, plant and equipment                                                 (898,192)             (1,027,019)
                                                                                          ------------             -----------
 Net cash provided (used) by investing activities                                            2,755,410              (1,027,019)
 Net cash provided (used) by discontinued operations                                           (29,464)              6,583,546
                                                                                          ------------             -----------
 Net cash provided by investing activities                                                   2,725,946               5,556,527

Cash flows from financing activities:
   Proceeds from bank borrowings                                                             2,057,931                (303,131)
   Repayments of bank borrowings                                                            (4,226,916)             (8,018,068)
                                                                                          ------------             -----------
 Net cash used by financing activities                                                      (2,168,985)             (8,321,199)

 Effect of exchange rate changes on cash                                                       (43,887)                 44,891
                                                                                          ------------             -----------

Net increase (decrease) in cash and cash equivalents                                           381,230              (1,295,910)
Cash and cash equivalents, beginning of period                                                 624,867               2,031,690
                                                                                          ------------             -----------

Cash and cash equivalents, end of period                                                  $  1,006,097             $   735,780
                                                                                          ============             ===========


  (See accompanying notes to the consolidated condensed financial statements)

                          SELAS CORPORATION OF AMERICA


Notes to Consolidated Condensed Financial Statements (Unaudited)
----------------------------------------------------------------

1.     General

       In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Selas Corporation of America's consolidated financial position as of September 30, 2004 and December 31, 2003, and the consolidated results of its operations for the three and nine months ended September 30, 2004 and 2003. Certain reclassifications have been made to the December 31, 2003 balance sheet, these reclassifications had no impact on net income.

       The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Therefore, no compensation expense has been recognized for the stock option plans. Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting for Stock-Based Compensation", amended by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", requires the Company to disclose pro forma net earnings (loss) and pro forma earnings (loss) per share amounts as if compensation expense was recognized for all options granted. The pro forma amounts are as follows:

                                                                                Three Months Ended
                                                                                   September 30,
                                                                                   -------------
                                                                                2004               2003
                                                                              --------           ----------
      Net income (loss) as reported                                           $     846           $(809,948)
      Deduct:  Total stock-based employee compensation expense
          determined under fair value based method for all
          awards, net of related tax effects                                    (19,721)           (21,711)
                                                                              ---------          ---------
      Pro forma net loss                                                      $ (18,875)         $(831,659)
                                                                              =========          =========
      Loss per share:
        Basic and diluted - as reported                                         $  --                $(.16)
        Basic and diluted - pro forma                                           $  --                $(.16)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                   -------------
                                                                                2004               2003
                                                                              --------           ----------
      Net income (loss) as reported                                        $ 1,194,487         $(2,377,389)
      Deduct:  Total stock-based employee compensation expense
          determined under fair value based method for all
          awards, net of related tax effects                                   (59,163)            (65,133)
                                                                           -----------         -----------
      Pro forma net income (loss)                                          $ 1,135,324         $(2,442,522)
                                                                           ===========         ===========
      Income (loss) per share:
        Basic and diluted - as reported                                         $ .23                $(.46)
        Basic and diluted - pro forma                                           $ .22                $(.47)

2.     New Accounting Pronouncements

       Financial Accounting Standards Board Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an interpretation of ARB NO. 51" addresses consolidation by business enterprises of variable interest entities that possess certain characteristics. FIN 46 requires that if a business enterprise has a controlling financial interest in a variable interest entity, the assets, liabilities, and results of the activities of the variable interest entity must be included in the consolidated financial statements with those of the business enterprise. The consolidation requirements of FIN 46 are effective for the first reporting period ending after December 15, 2003, for entities considered to be special-purpose entities. The consolidation requirements for all other entities subject to FIN 46 are effective for financial statements of the first reporting period ending after March 15, 2004. The Company does not have any ownership or other interests in any variable interest entities as of September 30, 2004. The Company will apply the consolidation requirements of FIN 46 in future periods should an interest in a variable interest entity be acquired.

3.    Discontinued Operations

      Burners and Components Business - In 2003, the Company initiated its plan to sell the remainder of its Heat Technology segment. This segment consists of the operating assets of Selas Corporation of America located in Dresher, Pennsylvania, Nippon Selas located in Tokyo, Japan and Selas Waermetechnik in Ratingen, Germany. In the third quarter of 2004, Selas Corporation of America reacquired Selas Waermetechnik GmbH, which was previously part of Selas SAS. Selas SAS filed insolvency in August of 2003 (note 11). The Company recorded an extraordinary gain of approximately $684,000 on the reacquisition of Selas Waermetechnik, GmbH (note 13). The Company plans to sell the segment during 2004 and has classified the segment as a discontinued operation and, accordingly, has reclassified the historical financial data. Net income figures are included in the table below.

      Tire Holders, Lifts and Related Products Business - On July 21, 2003, the Company sold 100 percent of the shares of its Tire Holders, Lifts and Related Products segment. This segment consisted of one wholly-owned subsidiary, Deuer Manufacturing, Inc. (Deuer), operating on a stand alone basis that sold tire holders, lifts and related products to automotive customers. This subsidiary was included in discontinued operations at September 30, 2003.

      Small Furnace Business - In August 2003, the Company's subsidiary Selas SAS, which made up the small furnace business, filed insolvency in France and is under the control of a French insolvency court administrator. As Selas SAS and its subsidiaries are no longer under the control of the Company, their results of operations are excluded from the continuing operations and the historical financial information has been restated to reflect these subsidiaries as discontinued operations.

      The consolidated condensed financial statements reflect the Company's presentation of discontinued operations. A recap of income (loss) from discontinued operations, net of income tax expense (benefit) at September 30, 2004 is as follows:

                                         Three Months Ended September 30,              Nine Months Ended September 30,
                                         --------------------------------              -------------------------------
                                             2004                 2003                   2004                      2003
                                          ---------            ----------            -----------               ------------
Small furnace                              $ (1,518)           $        -            $   (75,858)               $(1,580,336)
Burners and components                      287,490               (37,076)               891,720                   (118,686)
Deuer                                             -                     -                      -                    297,087
Gain on sale of Deuer                             -             1,246,794                      -                  1,246,794
Loss on abandonment of Europe                     -            (2,176,929)                     -                 (2,176,929)
Tax benefit on European loss                                    1,836,902                                         1,836,902
                                          ---------            ----------            -----------                -----------
Income (loss) net of income tax             285,972               869,691                815,862                   (495,168)

Gain on acquisition of SWT                  683,630                     -                683,630                          -
                                          ---------            ----------            -----------                -----------
                                          $ 969,602            $  869,691            $ 1,499,492                $  (495,168)
                                          =========            ==========            ===========                ===========


4. Statements of Cash Flows

   Supplemental disclosures of cash flow information:

                                                                     Nine Months Ended
                                                           ------------------------------------
                                                           September 30,          September 30,
                                                               2004                    2003
                                                           -------------          -------------
      Interest received                                     $      1,932           $      2,366
      Interest paid                                         $    322,171           $    375,518
      Income taxes paid                                     $      5,800           $      2,288

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

6. Inventories consist of the following at:

                                                           September 30,          December 31,
                                                               2004                    2003
                                                           -------------          ------------
       Raw material                                         $ 2,221,852            $ 3,086,127
       Work-in-process                                        1,007,911              1,550,498
       Finished products and components                         983,855              1,073,017
                                                           ------------           ------------
                                                            $ 4,213,618            $ 5,709,642
                                                           ============           ============

7. Bank debt

   Bank debt at September 30, 2004 and December 31, 2003 is summarized below:

                                                           September 30,          December 31,
                                                               2004                    2003
                                                           -------------          ------------
      Notes payable:
      Short term borrowings, Europe                         $        --             $ 1,473,618
      Short term borrowings, domestic                         4,147,430               4,588,952
      Short term borrowings, Asia                               448,074                 538,792
      Term loans, domestic                                    1,758,204               1,964,756
      Other borrowings                                               --                   2,044
                                                            -----------             -----------
                                                            $ 6,353,708             $ 8,568,162
                                                            ===========             ===========

     The Company and its domestic subsidiaries have a revolving credit loan facility which expires April 1, 2005. This loan facility, which has a maximum limit of $4,500,000, had borrowings of $4,147,430 as of September 30, 2004 bearing an interest rate of 7.75% (Prime plus 3.0%). This facility carries a commitment fee of .25% per annum, payable on the unborrowed portion of the line.

     The terms of the domestic term loan agreement requires quarterly principal payments of $300,000 beginning in June 2004 through March 2005, with a balloon payment due at the end of the loan on April 1, 2005. The loan also requires proceeds from the sale of certain assets be applied against the loan. At September 30, 2004, the borrowings under the loan agreement bore interest, payable monthly, at an interest rate of 7.75% (Prime plus 3.00%). The note balance at September 30, 2004 was approximately $1,758,000.

     The Company has various other credit facilities in Asia with borrowing limits aggregating $1,057,000 and bearing interest between 5.5 to 6.75% (prime plus .5 to 2.0%). Total borrowings under these facilities were $448,074 at September 30, 2004.

     Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control.

     We believe that funds expected to be generated from operations, management of our working capital, the available borrowing capacity through our revolving credit loan facilities, the potential sale of certain assets, and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs through September 30, 2005. If, however, we do not generate sufficient cash from operations, or complete the sale of certain assets on a timely basis, or if we incur additional liabilities as a result of the Selas SAS insolvency (note 11), we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that the Company will meet its liquidity needs through September 30, 2005, no assurance can be given that the Company will be able to do so.


8.   Income Taxes

     Income taxes expense for the nine months ended September 30, 2004 and September 30, 2003 was $1,122,199 and $988,883, respectively. This results in an effective tax rate of 137.3% for the nine months ended September 30, 2004 compared to (110.7)% for the nine months ended September 30, 2003. The high effective rate for the nine months ended September 30, 2004 was due to the elimination of the deferred tax asset of $890,230. The deferred tax asset represented the expected benefit from net operating losses available at December 31, 2003 utilized to offset the anticipated gain on the asset held for sale (note 12). This asset was sold in June 2004 at a gain of approximately $3.1 million and consequently, the deferred tax asset was eliminated. The effective rate in 2003 was the result of establishing approximately a $1.2 million net valuation reserve against prior deferred tax assets.

     Income taxes expense for the three months ended September 30, 2004 and September 30, 2003 was $14,295 and $1,034,449, respectively. This results in an effective tax rate of (1.5)% and (160.3)% for the three months ended September 30, 2004 and September 30, 2003, respectively. At September 30, 2004 the Company had net operating loss carryforwards for Federal income tax purposes of approximately $14.7 million that expire in 2023.


9.   Income (Loss) Per Share

     Excluded from the computation of diluted earnings per share at September 30, 2004 were options to purchase approximately 392,000 common shares, with an average exercise price of $5.65, because the effect would have been anti-dilutive. Excluded from the computation of diluted earnings per share at September 30, 2003 were options to purchase approximately 429,000 common shares, because the effect would have been anti-dilutive.


10.  Legal Proceedings

     The Company is a defendant along with a number of other parties in approximately 91 lawsuits as of September 30, 2004(approximately 101 lawsuits as of December 31, 2003)alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate its position. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

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


12.  Sale of Dresher Property

     On June 23, 2004, the Company completed the sale of its property in Dresher, PA, to BT Limekiln LP, a Pennsylvania limited partnership, for approximately $3.6 million in cash, net of expenses. A gain of $3.1 million was recognized on the sale. The property is the headquarters for the Company's discontinued Heat Technology business and was previously classified as an asset held for sale on the Company's consolidated balance sheet. In connection with the sale, the Company leased back the property for a term of nine months at a base rental of $20,000 per month, plus expenses. Proceeds of the sale were used to reduce the Company's outstanding bank debt (note 7).


13.  Acquisition of Selas Waermetechnik, GmbH

     In the third quarter of 2004, Selas Corporation of America reacquired Selas Waermetechnik GmbH, which was previously part of Selas SAS. Selas SAS filed insolvency in August of 2003. Since that time Selas Waermetechnik GmbH was under the control of a French court administrator. Selas Corporation of America owns the rights to the Selas name and the technology for the European market. This enabled the company to reacquire the subsidiary for the minimal amount of $10,500 and record an extraordinary gain within discontinued operations of approximately $684,000 on the acquisition. The components of the gain are illustrated in the following table.


      Fair market value of assets acquired                         $1,060,666
      Fair market value of liabilities assumed                       (366,528)
                                                                   ----------
      Net fair market value acquired                                  694,138
      Purchase price                                                   10,508
                                                                   ----------
      Gain on acquisition                                          $  683,630

      The Company plans on selling the subsidiary during 2004, as part of its Burners and Components business; therefore it has classified the segment as a discontinued operation and, accordingly, has reclassified the historical data.

14.   Subsequent Events

      In response to softness in the Company's primary hearing health market, in November 2004 the Company eliminated several management and other positions. These steps represent a reduction in employee costs of approximately $916,000 on an annualized basis. The Company will take a fourth quarter charge of approximately $225,000 associated with severance costs from these lay-offs.

ITEM 2. Management's Discussion and Analysis of Financial Condition
        -----------------------------------------------------------
        and Results of Operations
        -------------------------

Business Overview
-----------------

Headquartered in Arden Hills, Minnesota, Selas Corporation of America is an international firm that designs, develops, engineers and manufactures micro-miniature medical and electronic products. The Company supplies micro-miniaturized components, systems and molded plastic parts, primarily to the hearing instrument manufacturing industry, as well as the computer, electronics, telecommunications and medical equipment industries. In addition to its Arden Hills headquarters, the Company has facilities in Minnesota, California, Singapore, and Germany. Within discontinued operations, the Company has facilities in Pennsylvania, Japan and Germany. See also notes 3 and 5 to the Condensed Consolidated Financial Statements.

Currently, the Company has one operating segment, its precision miniature medical and electronics products segment. In the past, the Company had operated three segments, precision miniature medical and electronics products segment, heat technology segment, and tire holders, lifts and related products segment. In 2001, the Company began focusing on its precision miniature medical and electronics products segment and developing plans to exit the businesses that comprised the heat technology segment, and tire holders, lifts and related products segment. The Company successfully exited the tire holders, lifts and related products business in 2003 and is in the process of exiting the heat technology segment. The Company has classified its heat technology segment as discontinued operations.

The Company manufactures micro-miniature components, systems and molded plastic parts for hearing instruments, medical equipment, electronics, telecommunications and computer industry manufacturers.

Components are sold into the hearing health market and consist of volume controls, microphones, trimmer potentiometers and switches. The Company also manufactures hybrid amplifiers and integrated circuit components ("hybrid amplifiers"), along with faceplates for in-the-ear and in-the-canal hearing instruments. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer's individualized specifications. Sales to hearing instrument manufacturers represented approximately 52% of the Company's continuing operations sales in the nine-months ended September 30, 2004.

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

The medical industry is faced with pressures to reduce the costs of healthcare. The Company offers medical manufacturers the capabilities to design, develop and manufacture components for medical devices that are easier to use, measure with greater accuracy and provide more functions while reducing the costs to manufacture these devices. Examples of the Company's products used by medical device manufacturers include components found in intravenous fluid administration pumps that introduce drugs into the bloodstream. The Company manufacturers and supplies bubble sensors and flow restrictors that monitor and control the flow of fluid in an intravenous infusion system.

The Company also manufactures a family of safety needle products for an OEM customer that utilizes the Company's insert and straight molding capabilities. These products are assembled using full automation including built-in quality checks within the production lines. Other examples include sensors used to detect pathologies in specific organs of the body and monitoring devices to detect cardiac and respiratory functions. The early and accurate detection of pathologies allows for increased likelihood for successful treatment of chronic diseases and cancers. Accurate monitoring of multiple functions of the body, such as heart rate and breathing, aids in generating more accurate diagnosis and treatments for patients.

The Company has also expanded its micro-miniature components business through the manufacture of thermistors and film capacitors. The Company manufactures and sells thermistors and thermistor assemblies, which are solid state devices that produce precise changes in electrical resistance as a function of any change in absolute body temperature. The Company's Surge-GardTM product line is an inrush electric current limiting device used primarily in computer power supplies. Sales of thermistors and film capacitors represented approximately 21% of the Company's continuing operations sales in the nine-months ended September 30, 2004.

2004 Developments
-----------------

In 2004, the Company has seen weakness in the hearing health markets. The weakness is due to competitive pricing pressures, customer inventory management programs resulting in more just-in-time inventory, as well as unfavorable legislation in the German market reducing the reimbursement amount for the purchase of hearing aids. These factors have resulted in both reduced sales and lower product margins. In an effort to return to operating profitability, the Company took steps in November 2004 to reduce its overhead.

In June 2004, the Company sold its property in Dresher Pennsylvania for approximately $3.6 million in cash and recognized a pre-tax gain of $3.1 million. The property is the headquarters for the Company's discontinued Burners and Components business. The Company leased back the property for nine months, beginning in July 2004, at base rent of $20,000 per month plus expenses. Proceeds of the sales were used to reduce the Company's outstanding bank debt.

In August 2004, the Company reacquired Selas Warmetechnik (Germany). This was previously a wholly owned subsidiary of Selas SAS (France) which filed insolvency in 2003. The Company was able to reacquire it for a nominal amount as it was closely associated with its Dresher, Pennsylvania business and reliant on using the Selas name and technology. Any other acquirer would not have been able to operate Selas Waermetechnik as an ongoing business. Selas Warmetechnik is included as part of the Burner and Component business and, consequently, as part of discontinued operations. It was important to reacquire Selas Warmetechnik as the Company believes it adds value to the overall Burners and Components business.


Forward-Looking and Cautionary Statements
------------------------------------------

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, are forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to:

o statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as, new digital products to gain market share, recovery of the telecommunications market, potential growth in the Company's medical profits, future gross profit margins, future cost savings, net operating loss carryforwards, the impact of future cash flows, the ability to maintain financial covenants, the ability to meet working capital requirements, future level of funding of employee benefit plans, the ability to negotiate extension on purchases, the impact of foreign currencies and litigation; and
o statements in "Notes to the Company's Condensed Consolidated Financial Statements".

Forward-looking statements also include, without limitation, statements as to the Company's:
o    expected future results of operations and growth;
o    ability to meet working capital requirements; o business strategy;
o    expected benefits from staff reductions;
o planned sale of the remaining Heat Technology operations, and use of proceeds there from;
o    expected increases in operating efficiencies;
o    anticipated trends in the hearing-health market; and
o estimate of goodwill impairment and amortization expense of the intangible assets.

In addition, forward-looking statements also include the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

o    the ability to implement the Company's business strategy;
o risks arising in connection with the insolvency of Selas SAS, and potential liabilities and actions arising in connection therewith;
o    the volume and timing of orders received by the Company;
o    changes in estimated future cash flows;
o    foreign currency movements in markets the Company services;
o    changes in the global economy and financial markets;
o    changes in the mix of products sold;
o    acceptance of the Company's products;
o    reliance on two customers in the Company's medical products business;
o    competitive pricing pressures;
o    pending and potential future litigation;
o    availability of electronic components for the Company's products;
o    ability to create and market products in a timely manner;
o    ability to pay debt when it comes due;
o    ability to sell businesses and assets marked for sale; and
o    the risks associated with terrorist attacks, war and threats of attacks.

For a description of these and other risks see "Risk Factors" in Part 1, Item 1:
Business in the Company's Annual Report on Form 10-K for the year ended December 31, 2003, or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

2004 compared with 2003
-----------------------

SALES, NET

Consolidated net sales for the three and nine months ended September 30 were as follows (in thousands):

                                                              Change
                                                              ------
                                        2004       2003    Dollars    Percent
                                        ----       ----    -------    -------

Three months ended September 30     $  8,524   $  9,232   $  (708)     (7.7)%

Nine months ended September 30      $ 26,217   $ 27,900   $(1,683)     (6.0)%


Sales for both the three and nine month period ended September 30, 2004 have been impacted by weakness in our primary hearing health market. Competitive pricing issues, reduction in customer inventory levels, and German legislation impacting reimbursement for purchasing hearing aids resulted in approximately a 21 and 17 percent decline in sales in this market for the three and nine months ended September 30, 2004, respectively when compared to the three and nine months ended September 30, 2003. Our medical products market experienced a 17 percent increase in sales for the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Sales to this market for the nine months ended September 30, 2004 have declined 21 percent from the same year ago period. Sales to our medical product businesses are extremely reliant on orders from two customers and are volatile quarter-to-quarter depending on sales levels, inventory levels and acceptance of these customer's end products. We do not believe the quarterly increase or the nine-month decline in medical sales represents a predictable long-term trend. The decline in sales for the nine months ended September 30, 2004 were partially offset by a $1.1 million order in the first quarter of 2004 from the Singapore military for helmets and from strong sales in our electronic products throughout the first nine months of 2004.

GROSS PROFIT

Gross profit margin for the three and nine months ended September 30 was as follows (in thousands):

                                            2004                       2003               Change
                                            ----                       ----               ------
                                                Percent                 Percent
                                     Dollars   of Sales      Dollars    of Sales   Dollars      Percent
                                     -------   --------      -------    --------   -------      -------
Three months ended  September 30     $1,601      18.8%        $2,334      25.3%    $  (733)      (6.5)%

Nine months ended  September 30      $5,942      22.7%        $7,583      27.2%    $(1,641)      (4.5)%

Gross profit margins for the three months ended September 30, 2004 decreased due to the lower overall sales volume, along with an increase in inventory reserves of approximately $392,000. The increase in inventory reserves was the result of the continued evaluation of the Company's inventory levels associated with sales programs to sell specialized analog and digital circuits. Sales for the nine months ended September 30, 2004, included a $1.1 million order from the Singapore military containing a large portion of third party content, which provided a lower gross profit margin than we were able to obtain on our own products.

OPERATING EXPENSES

Operating expenses for the three months ended September 30 were as follows:

                                           2004                         2003                    Change
                                           ----                         ----                    ------
                                                                                                       Year-over-
                                               Percent of                  Percent of                     year
                                    Dollars      Sales          Dollars      Sales        Dollars        Change
                                    -------      -----          -------      -----        -------        ------
Selling                              $  889       10.4%           $  990      10.7%        $(101)         (10.2)%
General and
    administrative                   $1,245       14.6%           $1,482      16.0%        $(237)         (16.0)%
Research and
  development                        $  338        4.0%           $  373       4.0%        $ (35)          (9.4)%

The lower operating expenses for the three months ended September 30, 2004 compared with the same year ago period was a result of our efforts to control our costs. The decrease in general and administrative expense was primarily due to headcount reductions done at the end of the first quarter of 2004, partially offset by increased outside professional fees. Additionally, the three months ended September 30, 2003 included a reserve for bad debt of $170,000, related to one of our hearing health customers filing insolvency in France. Research and development expenses decreased slightly as some of the major development projects for the three months ended September 30, 2004 were partially customer funded.

Operating expenses for the nine months ended September 30 were as follows:

                                           2004                         2003                    Change
                                           ----                         ----                    ------
                                                                                                       Year-over-
                                               Percent of                  Percent of                     year
                                    Dollars      Sales          Dollars      Sales        Dollars        Change
                                    -------      -----          -------      -----        -------        ------
Selling                              $2,818       10.7%         $2,790       10.0%         $ 28            1.0%
General and
    administrative                   $4,126       15.7%         $4,207       15.1%         $(81)          (1.9)%
Research and
  development                        $1,060       4.0%          $1,079        3.9%         $(19)          (1.8)%

The higher selling expense in the nine months ended September 30, 2004 over the same year-ago period was the result of hiring a sales and marketing manager for our medical products market and the associated fees paid to a third party recruiter. In addition, we incurred higher expenses associated with tradeshows and travel; these were partially offset by a lower bad debt expense for the period.

The administrative expenses for the nine months ended September 30, 2004 are slightly lower than the nine months ended September 30, 2003 due to a first quarter charge of $170,000 associated with staff reductions and higher bank fees associated with the renewal of our bank facilities. These were partially offset by headcount reductions done at the end of the first quarter of 2004.

Research and development expenses were relatively flat for the nine months ended September 30, 2004 compared with the same year-ago period as we were controlling our spending level while continuing to invest in product development.

OPERATING INCOME

Operating income for the nine months ended September 30, 2004 included a gain on sale of our Dresher property of approximately $3.1 million. This had been carried on the balance sheet under the title, "Asset held for sale".

INTEREST EXPENSE

Interest expense for the three and nine months ended September 30, 2004 was $103,000 and $351,000, respectively, compared to $128,000 and $444,000 for the same periods in 2003, respectively. The decrease over last year's expense was due to the lower outstanding debt balance partially offset by an increase in the interest rate.

OTHER INCOME (EXPENSE)

Other income for the three and nine months ended September 30, 2004 was $19,000 and $118,000, respectively, compared to an expense of $8,000 for the three months ended September 30,2003 and income of $37,000 for the nine months ended September 30, 2003. The change was primarily due to currency fluctuations affecting a portion of the Company's debt that was Euro denominated until the Company's bank agreement was amended in March 2004.

INCOME TAXES

Income taxes expense for the nine months ended September 30, 2004 and September 30, 2003 was $1,122,199 and $988,883, respectively. This results in an effective tax rate of 137.3% for the nine months ended September 30, 2004 compared to (110.7)% for the nine months ended September 30, 2003. The high effective rate for the nine months ended September 30, 2004 was due to the elimination of the deferred tax asset of $890,230. The deferred tax asset represented the expected benefit from net operating losses available at December 31, 2003 utilized to offset the anticipated gain on the asset held for sale (note 12). This asset was sold in June 2004 at a gain of approximately $3.1 million and consequently, the deferred tax asset was eliminated. The effective rate in 2003 was the result of establishing approximately a $1.2 million net valuation reserve against prior deferred tax assets.

Income taxes expense for the three months ended September 30, 2004 and September 30, 2003 was $14,295 and $1,034,449, respectively. This resulted in an effective tax rate of (1.5)% and (160.3)% for the three months ended September 30, 2004 and September 30, 2003, respectively. Taxes in the third quarter of 2004 were primarily due to income taxes on foreign operations. Taxes in the third quarter of 2003 were primarily due to establishing a valuation reserve against prior deferred tax assets. At September 30, 2004, the Company had net operating loss carryforwards for Federal income tax purposes of approximately $16.1 million that expire in 2018.

LOSS FROM CONTINUING OPERATIONS

For the three and nine months ended September 30, 2004, the net loss from continuing operations was $969,000, and $305,000, respectively, compared to $1.7 million and $1.9 million, for the three and nine months ended September 30, 2003, respectively. The current year loss was due to the combination of the factors noted above reflecting decreased sales and lower gross margin profits, partially offset by the gain on the sale of the Dresher property. A large portion of the 2003 loss was due to an increase in income taxes as a result of establishing a $1.2 million dollar valuation reserve.

DISCONTINUED OPERATIONS

Discontinued operations generated income of $286,000 and $816,000 for the three and nine months ended September 30, 2004, respectively, compared to income of $870,000 for the three months ended September 30, 2003 and a loss of $495,000 for the nine months ended September 30, 2003. Results for 2004 benefited from increased sales and higher gross margins due to product mix and reduced estimated costs associated with the completion of a large contract in Brazil. The loss in 2003 included the results from the Company's European Heat Technology operations, which were not included in the 2004 results, because of the insolvency of Selas SAS, the Company's French subsidiary in August 2003. The 2003 loss from the European Heat Technology operations was partially offset by income from the Company's wholly owned subsidiary, Deuer Manufacturing, Inc., which was sold in the third quarter of 2003. See note 3 of the Consolidated Condensed Financial Statements.

During the three months ended September 30, 2004 an extraordinary gain of $684,000 was recorded related to the reacquisition of Selas Warmetechnik (Germany). In August 2004, the Company reacquired this subsidiary that was previously a wholly owned subsidiary of Selas SAS (France) which filed insolvency in August 2003. The Company was able to reacquire it for a nominal amount as it was closely associated with its Dresher, Pennsylvania business and reliant on using the Selas name and technology. Any other acquirer would not have been able to operate Selas Waermetechnik as an ongoing business.

Liquidity and Capital Resources
-------------------------------

Consolidated net working capital increased to $4.0 million at September 30, 2004 compared to $1.9 million at December 31, 2003. The increase was mainly due to the reduction in bank debt, as a result of the sale of the Dresher property.

The cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows (in thousands):


                                                 Nine Months Ended
                                                 -----------------
                                        September 30,          September 30,
                                            2004                    2003
                                            ----                    ----
  Cash provided (used) by:
      Continuing operations                $(978)                 $ (188)
      Discontinued operations                817                   8,195
      Investing activities                 2,755                  (1,027)
      Financing activities                (2,169)                 (8,321)
      Effect of exchange rate
       changes on cash                       (44)                     45
                                           -----                --------
  Increase (decrease) in cash              $ 381                $ (1,296)
                                           =====                ========


The Company had the following bank arrangements (in thousands):

                                             September 30,        December 31,
                                                 2004                 2003
                                                 ----                 ----
  Total availability under
     existing facilities                        $7,315               $10,399

  Bank debt outstanding                          6,354                 8,568
                                                 -----               -------

  Remaining availability under
    existing facilities                          $ 961               $ 1,831
                                                 =====               =======


Borrowings under the majority of our credit facilities bear interest at prime plus 3%. See Note 7 of the Consolidated Condensed Financial Statements.

We entered into a revolving credit loan facility maturing April 1, 2005 for which borrowings of $4,500,000 could be outstanding at any one time. Borrowings of $4,147,430 were outstanding as of September 30, 2004 bearing an interest rate of 7.75% (prime plus 3.0%). The loan carries a commitment fee of .25% per annum, payable on the unborrowed portion of the line.

We entered into a $5,510,000 note maturing April 1, 2005. This note requires quarterly principal payments of $300,000 commencing June 30, 2004 and bears interest of 7.75% (prime plus 3.0%). Proceeds of approximately $3.1 million from the sale of the Dresher building were applied to the note in the quarter ended June 30, 2004. The note balance at September 30, 2004 was approximately $1,758,000.

The Company has various other credit facilities in Asia with borrowing limits aggregating $1,057,000 and bearing interest between 5.5 to 6.75% (prime plus .5 to 2.0%). Total borrowings under these facilities were $448,074 at September 30, 2004.

Any proceeds from the sale of the burner and components business will be used to reduce the outstanding borrowings and will represent a permanent reduction in the availability under these facilities.

We believe that funds expected to be generated from operations, management of our working capital, the available borrowing capacity through our revolving credit loan facilities, the potential sale of certain assets, curtailment of the dividend payment and control of capital spending will be sufficient to meet anticipated cash requirements for operating needs through September 30, 2005. However, our ability to pay the principal and interest on our indebtedness as it comes due will depend upon current and future performance. Performance is affected by general economic conditions and by financial, competitive, political, business and other factors, many of these factors are beyond our control. If we do not generate sufficient cash or complete such financings on a timely basis, it may require us to seek additional financing or sell equity on terms, which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed, or that Selas will be able to negotiate acceptable terms. In addition, access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our financial condition.

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies with significant estimates and assumptions include revenue recognition, accounts receivable reserves, inventory reserves, discontinued operations, goodwill, long-lived assets and deferred taxes policies. These and other significant accounting policies are described in and incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 1 to the financial statements contained in or incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2003.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

For information regarding exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. There have been no material changes in the Company's portfolio of financial instruments or market risk exposures which have occurred since December 31, 2003.

ITEM 4.  Controls and Procedures
         -----------------------

Quarterly evaluation of the Company's Disclosure Controls and Procedures.

The Company's management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2004. Based on that evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective in reaching a reasonable level of assurance that management is timely alerted to material information relating to the Company during the period when the Company's periodic reports are being prepared.

During the quarter ended September 30,2004, there has not occurred any change in the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity in Securities and Use of Proceeds
         ---------------------------------------------------------------

None.

ITEM 3.  Defaults upon Senior Securities
         -------------------------------

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

ITEM 5.  Other Information
         -----------------

None.

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

    32.2 Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                          SELAS CORPORATION OF AMERICA

                                   SIGNATURES




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             SELAS CORPORATION OF AMERICA
                                                      (Registrant)



Date:  November 15, 2004                   By: /s/ Mark S. Gorder
                                               ---------------------
                                               Mark S. Gorder
                                               President and Chief Executive
                                               Officer (principal executive
                                               officer)



Date:  November 15, 2004                   By: /s/ Robert F. Gallagher
                                               ----------------------------
                                               Robert F. Gallagher
                                               Chief Financial Officer
                                               (principal financial officer)
                                               and Treasurer

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