Form 10-K/A
period 2004-12-31
INTRICON CORP
filed 2005-06-28
CIK 88790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
         [X]    ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004
                                       or
         [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ____________ to ____________.


                          Commission File Number 1-5005

                              INTRICON CORPORATION
             (Exact name of registrant as specified in its charter)

             Pennsylvania                               23-1069060
    -------------------------------          -------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or organization)

           1260 Red Fox Road
         Arden Hills, Minnesota                            55112
    -------------------------------          -------------------------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code     (651) 636-9770

Securities registered pursuant to Section 12(b) of the Act:
                                                 Name of each exchange on
          Title of each class                        which registered
    -------------------------------          -------------------------------
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

The number of outstanding shares of the registrant's common shares on March 18, 2005 was 5,129,214.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's amended 2004 annual report to shareholders are incorporated by reference into Part II of this report. Portions of the Company's definitive proxy statement for the 2005 annual meeting of shareholders are incorporated by reference into Part III of this report; provided, however, that the Compensation Committee Report, The Audit committee Report, the graph showing the performance of the Company's stock and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934. Except for the parts of such documents that have been specifically incorporated herein by reference, such documents shall not be deemed "filed" for the purposes of this report.

                                EXPLANATORY NOTE



We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2004 as filed with the Securities and Exchange Commission (SEC) on April 1, 2005 to reflect the restatement of the Company's financial statements, as discussed in Note 2 to Consolidated Financial Statements, and other information related to such restated financial statements. Except for information contained or incorporated by reference in Items 1, 6, 7, 8, 9A, and 15 or described herein, no other information included in the original Annual Report on Form 10-K is amended by this Form 10-K/A. We are also updating the table of contents, the signature page and certifications contained in exhibits 31.1, 31.2, 32.1 and 32.2.

Items not being amended are presented for the convenience of the reader only. This report continues to be presented as of the date of the original Annual Report on Form 10-K and the Company has not updated the disclosure in this report to a later date. Therefore, this amendment should be read together with other documents that the Company has filed with the Securities and Exchange Commission subsequent to the filing of the original Annual Report on Form 10-K. Information in such reports and documents updates and supersedes certain information contained in this amendment.

                                Table of Contents

                                                                        Page No.
PART I
Item 1.    Business                                                          5
Item 2.    Properties                                                       16
Item 3.    Legal Proceedings                                                16
Item 4.    Submission of Matters to a Vote of Security Holders              17
Item 4A.   Executive Officers of the Registrant                             17

PART II
Item 5.    Market for Registrant's Common Equity Related
           Stockholder Matters and Issuer Purchases of
           Equity Securities                                                18
Item 6.    Selected Financial Data                                          18
Item 7.    Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                     18
Item 7A.   Quantitative and Qualitative Disclosures
                    About Market Risk                                       18
Item 8.    Financial Statements and Supplementary Data                      19
Item 9.    Changes in and Disagreements with Accountants on
                    Accounting and Financial Disclosure                     19
Item 9A.   Controls and Procedures                                          19
Item 9B.   Other Information                                                20

PART III
Item 10.   Directors and Executive Officers of the Registrant               21
Item 11.   Executive Compensation                                           22
Item 12.   Security Ownership of Certain Beneficial Owners
                    and Management and Related Shareholder Matters          22
Item 13.   Certain Relationships and Related Transactions                   22
Item 14.   Principal Accounting Fees and Services                           22

PART IV
Item 15.   Exhibits, Financial Statement Schedules                          23


SIGNATURES                                                                  28

                                     PART I

ITEM 1.  Business

IntriCon Corporation, formerly Selas Corporation of America (together with its subsidiaries referred herein as the "Company")is an international firm with operations and sales that engages in the design, development, engineering and manufacturing of micro-miniature components, systems and molded plastic parts primarily for the hearing instrument, electronics, telecommunications, computer and medical equipment industries. The Company, headquartered in Arden Hills, Minnesota has facilities in Minnesota, California, Singapore, and Germany, and operates directly or through subsidiaries. Within discontinued operations, the Company has facilities in Pennsylvania, Japan and Germany. The Company is a Pennsylvania corporation that was founded in 1930.

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

RECENT DEVELOPMENTS

Sale of Burners and Components Business - In the first quarter of 2005, the Company sold the remainder of its Heat Technology segment. The total purchase price was approximately $3.6 million, subject to adjustment, of which approximately $2.7 million was paid in cash and $900,000 was paid in the form of a subordinated promissory note. This segment consisted of the operating assets and liabilities of Selas Corporation of America (Dresher, Pennsylvania), Nippon Selas (Tokyo, Japan) and Selas Waermetechnik GmbH (Ratingen, Germany). This business was classified as a discontinued operation in 2004. For more detailed information, see note 2 to the Consolidated Financial Statements included herein.

With the completed sale of the burner and components business, the Company has successfully completed the shift from its traditional business segments to the emerging prospects in its precision miniature medical and electronic products business. To reflect the Company's redefined focus, it has changed it name to IntriCon Corporation.

MAJOR EVENTS IN 2004

Sale of Dresher Property - On June 23, 2004, the Company completed the sale of its property in Dresher, PA, to BT Limekiln LP, a Pennsylvania limited partnership, for approximately $3.6 million in cash, net of expenses. A gain of $3.1 million was recognized on the sale. The property was the headquarters for the Company's discontinued Heat Technology business and was previously classified as an asset held for sale on the Company's consolidated balance sheet. In connection with the sale, the Company leased back the property for a term of nine months at a base rental of $20,000 per month, plus expenses. Proceeds of the sale were used to reduce the Company's outstanding bank debt.

Reduction of Overhead - In 2004, the Company experienced weakness in the hearing health markets. The weakness was due to competitive pricing pressures, customer inventory management programs resulting in more just-in-time inventory, and unfavorable legislation in the German market reducing the reimbursement amount for the purchase of hearing aids. These factors resulted in both reduced sales and lower product margins. In an effort to return to operating profitability, the Company took steps during 2004 to reduce its overhead. These steps included the elimination of several management and other support positions, resulting in an annualized savings of over $3 million.

Reacquisition of Selas Waermetechnik - In the third quarter of 2004, the Company reacquired Selas Waermetechnik GmbH, which was previously part of Selas SAS. Selas SAS filed insolvency in July of 2003. Since that time, Selas Waermetechnik GmbH was under the control of a French court administrator. The Company owned the rights to the Selas name and the technology for the European market. This enabled the Company to reacquire the subsidiary for the minimal amount of $10,500 and record an extraordinary gain within discontinued operations of approximately $684,000 on the acquisition. The Company sold this subsidiary during the first quarter of 2005, as part of its Burners and Components business; therefore it has classified the subsidiary as a discontinued operation. See note 3 of the consolidated financial statements for further information regarding this issue.

MAJOR EVENTS IN 2003

SALE OF DEUER MANUFACTURING - In July 2003, the Company completed the planned sale of its Tire Holders, Lifts and Related Products segment. This segment consisted of one wholly owned subsidiary, Deuer Manufacturing Inc. (Deuer), which operated on a stand-alone basis. In 2003, prior to its sale, Deuer generated approximately $8.5 million of revenue and $8,000 in net income. The net purchase price of $6.6 million was determined by negotiations between the parties. The Company recognized a gain of approximately $1.5 million, net of tax, on the transaction. Proceeds from the transaction were used primarily to reduce the Company's outstanding bank debt. The Company classified the subsidiary as a discontinued operation beginning in December 2002. For more detailed information, see note 2 to the Consolidated Financial Statements included herein.

INSOLVENCY OF FRENCH SUBSIDIARY - Selas SAS, the Company's French subsidiary, filed insolvency in France in July 2003 after four consecutive quarters of substantial losses. Under French law, Selas SAS is now under the control of a French insolvency court administrator. Because Selas SAS and its subsidiaries are no longer under the control of the Company, its results of operations are excluded from the Company's continuing operations and the Company's historical financial information has been restated to reflect these subsidiaries as discontinued operations. For more detailed information, see note 2 to the Consolidated Financial Statements included herein.

FORWARD-LOOKING STATEMENTS

Certain statements included or incorporated by reference in this Annual Report on Form 10-K or the Company's other public filings and releases, which are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to:

o statements in "Business," "Legal Proceedings" and "Risk Factors", such as the Company's ability to focus on the precision miniature medical and electronics products business, the ability to compete, the adequacy of insurance coverage, and potential increase in demand for the Company's products; and
o statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" statements in "Notes to the Consolidated Financial Statements," which are incorporated by reference into this Annual Report on Form 10-K from the 2004 Annual Report to Shareholders, such as the potential impact of new digital products to gain market share, recovery of the telecommunications market, potential growth in the Company's medical profits, future gross profit margins, future cost savings, net operating loss carryforwards, the impact of future cash flows, the ability to maintain financial covenants, the ability to meet working capital requirements, future level of funding of employee benefit plans, the ability to negotiate extension on purchases, the impact of foreign currencies and litigation.

Forward-looking statements also include, without limitation, statements as to the Company's expected future results of operations and growth, the Company's business strategy, the expected benefits of reduction in employee headcount, the expected increases in operating efficiencies, anticipated trends in the hearing health market related to the Company's precision miniature medical and electronic products business, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Annual Report on Form 10-K, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

o        the ability to implement the Company's business strategy;
o risks arising in connection with the insolvency of Selas SAS and potential liabilities and actions arising in connection therewith;
o        the volume and timing of orders received by the Company;
o        changes in estimated future cash flows;
o        foreign currency movements in markets the Company services;
o        changes in the global economy and financial markets;
o        changes in the mix of products sold;
o        acceptance of the Company's products;
o        competitive pricing pressures;
o        pending and potential future litigation;
o        availability of electronic components for the Company's products;
o        ability to create and market products in a timely manner;
o        ability to pay debt when it comes due; and
o risks associated with terrorist attacks, war and threats of attacks and wars.

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

THE COMPANY OPERATES IN SINGAPORE AND GERMANY, VARIOUS FACTORS RELATING TO ITS INTERNATIONAL OPERATIONS COULD AFFECT ITS RESULTS OF OPERATIONS.

In 2004, the Company operated in Singapore, Germany, and Japan. Approximately 12 percent of the Company's revenues were derived from these countries in 2004. The Company currently operates in Singapore and Germany. Political or economic instability in these countries could have an adverse impact on the Company's results of operations due to diminished revenues in these countries. The Company's future revenues, costs of operations and profit results could be affected by a number of factors related to the Company's international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country's political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the Euro and Singapore Dollar could lead to lower reported consolidated revenues due to the translation of these currencies into U.S. dollars when the Company consolidates its revenues.


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

MERGER AND ACQUISITION ACTIVITY IN THE COMPANY'S HEARING HEALTH MARKET HAS RESULTED IN A SMALLER CUSTOMER BASE. RELIANCE ON FEWER CUSTOMERS MAY HAVE AN ADVERSE EFFECT ON THE COMPANY.

Several of the Company's customers in the hearing health market, have undergone mergers or acquisitions, resulting in a smaller customer base with larger customers. If the Company is unable to maintain satisfactory relationships with the reduced customer base, it may adversely affect the company's operating profits and revenue.

UNFAVORABLE LEGISLATION IN THE HEARING HEALTH MARKET MAY DECREASE THE DEMAND FOR THE COMPANY'S PRODUCTS, AND MAY NEGATIVELY IMPACT THE FINANCIAL CONDITION OF THE COMPANY.

In some of the Company's foreign markets government subsidies cover a portion of the cost of hearing aids. A change in legislation that would reduce or eliminate these subsidies could decrease the demand for the Company's hearing health products. This could result in an adverse effect on the Company's operating results. The Company is unable to predict the likelihood of any such legislation.

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

Beginning in fiscal 2004, we began a process to document and evaluate our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. In this regard, management has been dedicating internal resources, has engaged outside consultants and has adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting At this time, we are not aware, and our outside auditors have not advised us, of any "material weaknesses" or "significant deficiencies" in our internal controls, as defined in the relevant literature. If we fail to identify and correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential shareholders and customers could lose confidence in our financial reporting, which could harm our business, the trading price of our stock and our ability to retain our current customers and obtain new customers.

               PRECISION MINIATURE MEDICAL AND ELECTRONIC PRODUCTS

The precision miniature medical and electronics products business represents the continuing operations of the Company. All other businesses are now included in discontinued operations.

Resistance Technology, Inc. ("RTI"),and RTI Tech PTE LTD ("RTI Tech") both wholly-owned subsidiaries of the Company, manufacture microminiature components, systems and molded plastic parts for hearing instrument, medical equipment, electronics, professional audio, telecommunications and computer industry manufacturers. RTI Electronics, Inc. ("RTIE"), a wholly owned subsidiary of the company, has expanded RTI's microminiature components business through the manufacture of thermistors and film capacitors.

Products and Industries Serviced. RTI is a leading manufacturer and supplier of microminiature electromechanical components to hearing instrument manufacturers. These components consist of volume controls, microphones, trimmer potentiometers and switches. RTI also manufactures hybrid amplifiers and integrated circuit components ("hybrid amplifiers"), along with faceplates for in-the-ear and in-the-canal hearing instruments. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer's individualized specifications. Sales to hearing instrument manufacturers represented approximately 52% of 2004 annual net sales for the Company's precision miniature medical and electronic products business.

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

RTIE manufactures and sells thermistors and thermistor assemblies, which are solid state devices that produce precise changes in electrical resistance as a function of any change in absolute body temperature. RTIE's Surge-GardTM product line, an inrush electric current limiting device used primarily in computer power supplies, represented approximately 28 percent of RTIE's sales in 2004. The balance of sales represents various industrial, commercial and military sales for thermistor and thermistor assemblies to domestic and international markets.

RTI's and RTIE's principal raw materials are plastics, polymers, metals, various metal oxide powders and silver paste, for which there are multiple sources of supply.

Marketing and Competition. RTI sells its hearing instrument components directly to domestic hearing instrument manufacturers through an internal sales force. Sales of microphone products and of molded plastic parts to industries other than hearing instrument manufacturers are made mainly through an internal sales force. In recent years, five companies have accounted for a substantial portion of the sales in the United States hearing instrument industry. In 2004 no one customer accounted for more than 10 percent of the Company's consolidated net sales, during 2004 the top five customers accounted for approximately $12 million or 34 percent of the Company's consolidated net sales. See note 5 to the consolidated financial statements for a discussion of net sales and long-lived assets by geographic area.

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

Operations. The precision miniature medical and electronic products business has a total of 372 employees. RTI currently employs 178 people, of whom 16 are executive and administrative personnel, eight sales, and 154 engineering and operations personnel at RTI's two facilities near Minneapolis, Minnesota. At RT, GmbH, the Company employs three sales personnel located in Munich, Germany. In Singapore, RTI Tech PTE Ltd. employs 116 people, of whom four are administrative personnel, four sales, and 108 engineering and operations personnel. At its facilities in Anaheim, California, RTIE employs 75 employees, of which four are administrative, four are sales, and 67 are engineering and operations personnel.

As a supplier of parts for consumer and medical products, RTI is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

Research and Development. RTI and RTIE conduct research and development activities primarily to improve its existing products and technology. Their research and development expenditures were $1,616,000, $2,111,000 and $1,186,000 in 2004, 2003 and 2002, respectively. See note 1 to the consolidated financial statements for information regarding customer funded research and development projects.

RTI owns a number of United States patents which cover a number of product designs and processes. The Company believes that, although these patents collectively add some value to the Company, no one patent or group of patents is of material importance to its business as a whole.

                    DISCONTINUED OPERATIONS - HEAT TECHNOLOGY

The Company specialized in the controlled application of heat to achieve precise process and temperature control. The Company's principal heat technology equipment and systems were smaller standard-engineered systems, burners and combustion control equipment. The Company sold this business in the first quarter of 2005 and has accounted for it as discontinued operations in the accompanying financial statements.

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

The Company was a producer of burners used in fluid processing furnaces serving the petrochemical industry. The Company also produced burners suitable for creating a high temperature furnace environment desirable in steel and glass heat treating furnaces. The Company's burners accommodated a wide variety of fuel types, environmental constraints and customer production requirements.

The Company furnished many industries with gas combustion control equipment sold both as component parts and as systems that were engineered to meet a particular customer's needs. This equipment was provided with the Company's original custom-engineered and standard heat treating equipment, as replacement or additional components for existing furnaces being refurbished or upgraded, and as original components for heat treating equipment manufactured by others.

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

The Company maintains an internet web site at www.IntriCon.com. The Company maintains a link to the SEC's website by which you may review its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

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

In addition, we will provide, at no cost (other than for exhibits), paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:

                                 Corporate Secretary
                                 IntriCon Corporation
                                 1260 Red Fox Road
                                 Arden Hills, MN 5112


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

In addition, RTI owns, subject to a mortgage from a third party lender, a 34,000 sq. ft. building in Vadnais Heights, Minnesota at which RTI produces plastic component parts. See notes 16 and 17 to the Company's consolidated financial statements, which are incorporated by reference into "Item 8. Financial Statements and Supplementary Data" from the 2004 annual report to shareholders.

RTIE leases a building in Anaheim, California, which contains its manufacturing facilities and offices and consists of a total of 50,000 square feet. The lease expires in September 2008.

RTI Technologies PTE LTD leases a 6,000 square foot building in Singapore which houses its production facilities and administrative offices. This lease expires in June 2007.


Discontinued Operations

In June 2004, the Company sold its manufacturing facility, on a 17 acres site in Dresher, Pennsylvania at which it produced standard-engineered systems, burners and combustion control equipment. The Company leased this facility back until it sold the Burners and Components Business in March 2005. The 136,000 square foot Dresher facility had substantially more space than was needed for the Company's operations. See note 8 to the Company's consolidated financial statements, which are incorporated by reference into "Item 8. Financial Statements and Supplementary Data" from the 2004 annual report to shareholders. Additionally, Nippon Selas leased office space in Tokyo, Japan for its sales and administrative facilities pursuant to a month-to-month lease. Selas Waermetechnik, Germany leased facilities in Ratingen, Germany which were used for sales, administrative and engineering activities and assembly of small furnaces and furnace components.


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



ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 4A.  Executive Officers of the Registrant

The names, ages and offices (as of March 18, 2005) of the Company's executive officers were as follows:

      Name                Age                            Position
-------------------   -----------    -------------------------------------------
Mark S. Gorder            58            President, Chief Executive Officer and
                                        Director of the Company; President of
                                        Resistance Technology, Inc.

Robert F. Gallagher       49            Chief Financial Officer, Treasurer and
                                        Secretary of the Company



Mr. Gorder joined the Company in October 1993 when Resistance Technology, Inc. ("RTI") was acquired by the Company. Prior to the acquisition, Mr. Gorder was President and one of the founders of RTI, which began operations in 1977. Mr. Gorder was promoted to Vice President of the Company and elected to the Board of Directors in April 1996. In December 2000, he was elected President and Chief Operating Officer and in April 2001, Mr. Gorder assumed the role of Chief Executive Officer.

Mr. Gallagher has served as the Company's Chief Financial Officer from August 2002 until April 1, 2005. From October 2000 until June 2002, he was Chief Financial Officer for Visionics Corporation (which merged with Identix Corporation in June 2002). From October 1989 until June 2000 he was employed by TSI Incorporated (which was acquired and taken private in June 2000), most recently as Chief Financial Officer. Both Visionics Corporation and TSI Incorporated were publicly-held manufacturing companies. Mr. Gallagher has left the Company to pursue other opportunities.

                                     PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company's common shares are listed on the American Stock Exchange under the ticker symbol "SLS". The Company expects that its common shares will begin trading under the symbol "IIN" on or after April 4, 2005.

The high and low sale prices during each quarterly period during the past two years were as follows:

MARKET AND DIVIDEND INFORMATION

                           2004                                  2003
                 --------------------------            -------------------------
                          Market                                Market
                 --------------------------            -------------------------
                        Price Range                          Price Range
                 --------------------------            -------------------------

Quarter                   High         Low                   High          Low
   First.........        $3.60       $2.82                  $1.89        $1.29
   Second........         3.24        2.36                   1.62         1.15
   Third.........         2.99        1.40                   1.95         1.40
   Fourth........         2.40        1.70                   3.85         1.58

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


ITEM 6.  Selected Financial Data

Certain selected financial data is incorporated by reference from "Five-Year Summary of Operations" and "Other Financial Highlights" as contained in the Company's 2004 annual report to shareholders, which is filed as an exhibit to this Form 10-K.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Management's Discussion and Analysis of Financial Condition and Results of Operations is incorporated by reference from the Company's 2004 annual report to shareholders, which is filed as an exhibit to this Form 10-K.


ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is incorporated by reference from the Company's 2004 annual report to shareholders, which is filed as an exhibit to this Form 10-K.

ITEM 8.  Financial Statements and Supplementary Data

The Company's Consolidated Financial Statements, the "Notes to the Consolidated Financial Statements", and the "Report of Independent Auditors" are incorporated by reference from the Company's 2004 annual report to shareholders, which is filed as an exhibit to this Form 10-K.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None


Item 9A. Controls and Procedures

The Company's management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2004. Based on the evaluation reported on April 1,2005 in the original filing of the Company's annual report on Form 10-K for the year ended December 31, 2004, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

On May 31, 2005, subsequent to the original evaluation, the Company concluded, after discussions among the Audit Committee of the Board of Directors of the Company and management, that it would restate financial results for the years 2000 through 2004 in order to correct the accounting for certain research and development expenditures that were erroneously capitalized on the balance sheet instead of being recorded as charges on the statement of operations. As the result of this error, the Company's chief executive officer and chief financial officer re-evaluated the Company's disclosure controls and procedures and concluded that control deficiencies existed with respect to our historical financial reporting related to capitalization of research and development expenditures and accordingly, have concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report. We have subsequently corrected our methodology for accounting for our research and development expenses and implemented policies and procedures to ensure that the expense is properly reported in our financial statements.

There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

ASSET PURCHASE AGREEMENT
On March 31, 2005, the Company entered into an asset purchase agreement with Selas Heat Technology Company LLC, a Delaware limited liability company, pursuant to which the Company sold the remaining assets and certain liabilities of its heat technology business including its subsidiaries Nippon Selas Co. Ltd., a Japanese company and Selas Waernetechnik GmbH, a German company. The Company also sold the rights to the name "Selas Corporation of America". The total purchase price was approximately $3.6 million, subject to adjustment, of which approximately $2.7 million was paid in cash and $900,000 was paid in the form of a subordinated promissory note. The asset purchase agreement included representations, warranties, covenants and indemnifications typical for transactions of this type.

AMENDMENT TO ARTICLES OF INCORPORATION
On April 1, 2005, the Company amended its articles of incorporation to change its name effective immediately from Selas Corporation of America to IntriCon Corporation. Additionally, the Company's common shares are now listed on the American Stock Exchange under the ticker symbol "IIN".

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

DEPARTURE OF CHIEF FINANCIAL OFFICER
Robert F. Gallagher will no longer serve as the Company's chief financial officer, treasurer and secretary effective April 1, 2005. Mr. Gallagher is pursuing other opportunities.

EMPLOYMENT AGREEMENT FOR CHIEF EXECUTIVE OFFICER

On March 30, 2005, the Corporation entered into an employment agreement with Mr. Gorder, dated as of December 4, 2004, whereby Mr. Gorder agreed to serve as the Corporation's Chief Executive Officer and President. The employment agreement will expire on April 30, 2006, unless further extended by Mr. Gorder and the Corporation. Mr. Gorder's base salary will be established from time to time by the Board of Directors of the or the Compensation Committee of the Board of Directors of the Corporation. In no event will Mr. Gorder's base salary be less than $275,000. For 2005, the Compensation Committee has set Mr. Gorder's base salary at $275,000. Mr. Gorder is entitled to receive performance bonuses in accordance with the policies and plans of the Corporation in place from time to time with respect to the payment of bonuses to executive officers. Mr. Gorder is also entitled to participate in the Corporation's employee benefit plans and benefit programs, including medical benefit programs, stock options under the Corporation's 2001 Stock Option Plan or any additional plans or programs, as may from time to time be provided by the Corporation for its executive officers. Additionally, the Corporation maintains disability insurance for his benefit. Under the employment agreement, the Corporation is required to reimburse Mr. Gorder for his country club membership fees and provide him with an automobile for use in connection with the performance of his duties under the employment agreement and reimburse him for all expenses reasonably incurred by him for the maintenance and operation, including fuel, of the automobile. The Corporation reimbursed Mr. Gorder $2,500 for the cost of consulting with counsel in connection with the negotiation of the employment agreement.

Upon termination of Mr. Gorder's employment due to a disability, Mr. Gorder is entitled to continue to receive medical benefits coverage for him and his wife (if any) in accordance with the Corporation's policies in effect from time to time through the remainder of the then-current term of the employment agreement, and is entitled to benefits under the disability policy to the extent provided therein. In the event of Mr. Gorder's death during the term of the employment agreement, his wife (if any) is entitled to continue to receive medical benefits coverage in accordance with the Corporation's policies in effect from time to time through the remainder of the then-current term of the employment agreement.

The Corporation may terminate Mr. Gorder's employment for Cause (as defined in the employment agreement). If Mr. Gorder's employment is terminated by the Corporation prior to the end of the term for any reason other than Cause (as defined in the employment agreement) or the death or disability: (i) the Corporation must either (A) continue to pay Mr. Gorder his base salary or any performance bonus accrued (based on not less than the previous year's bonus and prorated to the end of the term) during the remainder of the then-current term of the employment agreement, or (B) if Mr. Gorder requests in writing, pay him in a lump sum upon such termination the present value of the payments that would have been made under clause (A), using a discount rate of 6 percent per year. Additionally, Mr. Gorder will be entitled to continue to receive medical benefits coverage in accordance with the Corporation's policies in effect from time to time through the remainder of the then-current term of the employment agreement. To be entitled to any payments Mr. Gorder must execute and deliver to the Corporation an agreement releasing the Corporation from all claims, undertaking to maintain confidentiality of the agreement and indemnify the Corporation if Mr. Gorder breaches such agreement. If Mr. Gorder's employment is terminated by the Corporation during the term of the employment agreement for any reason other than for Cause (as defined in the employment agreement) or if he terminates his employment during the term of the employment agreement under circumstances that would constitute an Involuntary Termination (as defined in the Change-of-Control Agreement), then any stock options granted to him which have not been exercised prior to his termination will accelerate and be exercisable in full.

If Mr. Gorder becomes entitled to any payment by the terms of the Change-of-Control Agreement, he is not entitled to any additional payment under the employment agreement (other than accrued and unpaid bonus, salary and benefits) unless otherwise provided for in the employment agreement.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

The information called for by Item 10, except for the information concerning executive officers included in Item 4A hereof, is incorporated by reference from the Company's definitive proxy statement relating to its 2005 annual meeting of shareholders. The information concerning executive officers contained in Item 4A hereof is incorporated by reference into this Item 10.

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

Item 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the Company's definitive proxy statement relating to its 2005 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The information called for by Item 12 is incorporated by reference from the Company's definitive proxy statement relating to its 2005 annual meeting of shareholders.

Equity Compensation Plans

The following table details information regarding the Company's existing equity compensation plans as of December 31, 2004:

                                                                                                        (c)
                                                                                               Number of securities
                                                  (a)                                         remaining available for
                                         Number of securities                (b)               future issuance under
                                           to be issued upon          Weighted-average         equity compensation
                                              exercise of             exercise price of          plans (excluding
                                          outstanding options,       outstanding options,      securities reflected
            Plan Category                 warrants and rights        warrants and rights           in column (a))
--------------------------------------  -----------------------      -------------------     ------------------------
Equity compensation plans approved
by security holders...................                453,400                    $5.03                    829,000

Equity compensation plans not
approved by security holders (1)......                207,500                    $3.03                     42,500
                                                      -------                                              ------

Total.................................                660,900                    $4.40                    871,500


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


Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated by reference from the Company's definitive proxy statement relating to its 2005 annual meeting of shareholders.


Item 14. Principal Accountant Fees and Service

The information called for by Item 14 is incorporated by reference from the Company's definitive proxy statement relating to its 2005 Annual Meeting of shareholders.

                                     PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)  The following documents are filed as a part of this report:

1. Financial Statements - The Company's consolidated financial statements, as described below, are incorporated by reference as contained in the Company's 2004 annual report to shareholders, which is filed as an exhibit to this Form 10-K.

     Consolidated Statements of Operations for the years ended December 31, 2004, 2003 and 2002.

     Consolidated Balance Sheets at December 31, 2004 and 2003.

     Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003 and 2002.

     Consolidated Statements of Shareholders' Equity and Comprehensive Loss for the years ended December 31, 2004, 2003 and 2002.

     Notes to Consolidated Financial Statements.

     Report of Independent Registered Public Accounting Firm.

2.   Financial Statement Schedules

The Board of Directors and Shareholders
IntriCon Corporation:

Under date of March 18, 2005, except as to notes 3, 4, 8 and 18, which are as of March 31, 2005 and note 2 which is as of June 24, 2005, we reported on the consolidated balance sheets of IntriCon Corporation (formerly Selas Corporation of America) and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2004, as contained in the 2004 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2004. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2004 and 2003 and for each of the years in the three-year period ended December 31, 2004.

As discussed in note 1 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Other Intangible Assets" on January 1, 2002.


/s/ KPMG LLP

Minneapolis, Minnesota
  March 18, 2005, except as to notes 3, 4, 8 and 18 which are as of March 31, 2005 and note 2 which is as of June 24, 2005

                 Schedule II - Valuation and Qualifying Accounts


                  INTRICON CORPORATION AND SUBSIDIARY COMPANIES

                        VALUATION AND QUALIFYING ACCOUNTS
                        DECEMBER 31, 2003, 2002 AND 2001


                                                    "Addition"
                                   Balance at        charged to      "Other" (a)                               Balance
                                    beginning        costs and        additions             "Less"             at end
         Description                 of Year          expense        (deductions)         deductions           of year
------------------------------   --------------   --------------    ---------------     ---------------     ---------------

YEAR ENDED DECEMBER 31,2004

Allowance for doubtful
   accounts                         $  253,840       $   88,427           $  19           $165,692(b)         $  176,594
Deferred tax asset
   valuation allowance              $7,211,013       $1,455,615              --           $349,123(c)         $8,317,505


YEAR ENDED DECEMBER 31,2003

Allowance for doubtful
   accounts                         $  414,509       $  191,771           $  59           $352,499(b)         $  253,840
Deferred tax asset
   valuation allowance              $  743,859       $6,467,154              --                 --            $7,211,013


YEAR ENDED DECEMBER 31,2002

Allowance for doubtful
   accounts                         $   90,653       $  338,949           $ 143           $ 15,236(b)         $  414,509
Deferred tax asset
valuation allowance                 $       --       $  743,859              --                 --            $  743,859



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

   3.1(1) The Company's Articles of Incorporation as amended May 18, 1984 and April 25, 1991.

   3.2(1)    The Company's By-Laws as amended March 15, 2004.


   4.1(1) Amended, Restated and Consolidated Loan Agreement dated March 18, 2004 among the Company, certain of its subsidiaries, and Wachovia Bank.

   4.2(1) Amended, Restated and Consolidated Guaranty dated March 18, 2004 among the Company, certain of its subsidiaries, and Wachovia Bank.

   4.3(1) Amended, Restated and Consolidated Term Loan Note dated March 18, 2004 among the Company, certain of its subsidiaries, and Wachovia Bank.

   4.4(1) Amended and Restated Revolving Credit Note dated March 18, 2004 among the Company, certain of its subsidiaries, and Wachovia Bank.

   4.5* Fifth Amendment to Mortgage, Security Agreement and Fixture Financing Statement dated March 30, 2005 among Resistance Technology, Inc., a subsidiary of the Company, and Wachovia Bank.

   4.6* Amendment to Amended, Restated and Consolidated Loan Agreement dated March 30, 2005 among the Company, certain of its subsidiaries, and Wachovia Bank.

   4.7* Second Amended, Restated and Consolidated Term Loan Note dated March 30, 2005 among the Company, certain of its subsidiaries, and Wachovia Bank.

   4.8* Second Amended and Restated Revolving Credit Note dated March 30, 2005 among the Company, certain of its subsidiaries, and Wachovia Bank.


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

+ 10.6(4)    Amended and Restated Non-Employee Directors' Stock Option Plan.

+ 10.7(6)    Retirement Agreement, Consulting Agreement and General Release,
             dated August 30, 2000, between the Company and Stephen F. Ryan.

  10.8(4) Separation Agreement dated November 30, 2001 between the Company and Robert W. Ross.

  10.9(10) Settlement agreement dated September 12, 2003 between the Company and Andritz AG, Andritz Acquisition S.A.A.

+ 10.10(7)   Termination agreement following change of control or asset sale between the Company and  Mark S. Gorder dated December 14, 2004

+ 10.11(7)   Termination agreement following change of control or asset sale between the Company and  Robert F. Gallagher dated December 14,
             2004

+ 10.12(7)   Separation Agreement between the Company and Gerald H. Broecker dated December 14, 2004

+ 10.13*     Summary sheet for director fees.

+ 10.14*     Summary sheet for chief executive officer compensation.

+ 10.15* Employment agreement between the Company and Mark S. Gorder dated as of December 4, 2004


  13. "Five-Year Summary of Operations" as contained in the Company's amended 2004 annual report to shareholders; "Other Financial Highlights" as contained in the Company's amended 2004 annual report to shareholders; "Management's Discussion and Analysis of Financial Condition and Results of Operations" as contained in the Company's amended 2004 annual report to shareholders; and the Company's consolidated financial statements, including the "Notes to Consolidated Financial Statements" and the "Report of Independent Auditors" as contained in the Company's amended 2004 annual report to shareholders.

  21.*       List of significant subsidiaries of the Company.

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

  99.1*      Press Release dated April 1, 2005 announcing earnings

  99.2* Press Release dated April 1, 2005 announcing sale of heat technology assets and new company name
_______________________

    +        Denotes management contract, compensatory plan or arrangement.

    * Denotes previously filed exhibit on Form 10-K for the year ended December 31, 2004.

    (1) Incorporated by reference from the Company's annual report on Form 10-K for the year ended December 31, 2003.

    (2) Incorporated by reference from the Company's annual report on Form 10-K for the year ended December 31, 1997.

    (3) Incorporated by reference from the Company's annual report on Form 10-K for the year ended December 31, 1995.

    (4) Incorporated by reference from the Company's annual report on Form 10-K for the year ended December 31, 2001.

    (5) Incorporated by reference from the Company's annual report on Form 10-K for the year ended December 31, 1996.

    (6) Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2000.

    (7) Incorporated by reference from the Company's current report on Form 8-K filed with the Commission on December 20, 2004.

    (8) Incorporated by reference from the Company's current report on Form 8-K filed with the Commission on June 29, 2004.

    (9) Incorporated by reference from the Company's annual report on Form 10-K for the year ended December 31, 2000.

    (10) Incorporated by reference from the Company's quarterly report on Form 10-Q for the quarter ended September 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                      INTRICON CORPORATION
                                                          (Registrant)

                                               By: /s/ William J. Kullback
                                                   ----------------------------
                                                   William J. Kullback
                                                   Chief Financial Officer,
                                                   Treasurer and Secretary

                                                   /s/ Mark S. Gorder
                                                   ----------------------------
                                                   Mark S. Gorder
                                                   President and Chief Executive
                                                   Officer (principal executive
                                                   officer)
Dated:  June 27, 2005

                                  EXHIBIT INDEX
EXHIBITS:

13. "Summary of Operations" as contained in the Company's amended 2004 annual report to shareholders; "Other Financial Highlights" as contained in the Company's amended 2004 annual report to shareholders; "Management's Discussion and Analysis of Financial Condition and Results of Operations" as contained in the Company's amended 2004 annual report to shareholders; and the Company's consolidated financial statements, including the "Notes to Consolidated Financial Statements" and the "Report of Independent Auditors" as contained in the Company's amended 2004 annual report to shareholders.

23.      Consent of Independent Registered Public Accounting Firm.

31.1 Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1     Certification of principal executive officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2     Certification of principal financial officer pursuant to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.