Form 10-Q
period 2005-03-31
INTRICON CORP
filed 2005-06-28
CIK 88790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED    March 31, 2005
                               -------------------------------------------------

                                       OR

(_) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM
                               -------------------------------------------------
COMMISSION FILE NUMBER               1-5005
                       ---------------------------------------------------------


                              INTRICON CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          PENNSYLVANIA                                   23-1069060
----------------------------------          ----------------------------------
(STATE OR OTHER JURISDICTION OF              (IRS EMPLOYER IDENTIFICATION NO)
INCORPORATION OR ORGANIZATION)


  1260 RED FOX ROAD, ARDEN HILLS, MINNESOTA                       55112
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

                                 ( ) YES (X) NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

  COMMON SHARES, $1.00 PAR VALUE             5,129,214 (exclusive of 515,754
----------------------------------          ----------------------------------
            CLASS                                    treasury shares)
                                               OUTSTANDING AT June 27, 2005

                              INTRICON CORPORATION

                                    I N D E X
                                    ---------
                                                                         Page
                                                                        Numbers
                                                                        -------
PART I:  FINANCIAL INFORMATION

         Item 1.  Financial Statements

              Consolidated Condensed (Unaudited) Balance Sheets
              as of March 31, 2005 and December 31, 2004                  3, 4

              Consolidated Condensed (Unaudited) Statements                  5
              of Operations for the Three Months Ended
              March 31, 2005 and 2004

              Consolidated Condensed (Unaudited) Statements                  6
              of Cash Flows for the Three Months Ended
              March 31, 2005 and 2004

              Notes to Consolidated Condensed (Unaudited)
              Financial Statements                                        7-11

         Item 2.  Management's Discussion and Analysis                   12-18
                  of Financial Condition and Results of
                  Operations

         Item 3.  Quantitative and Qualitative Disclosures                  18
                  About Market Risk

         Item 4.  Controls and Procedures                                   18

PART II: OTHER INFORMATION

         Item 1.  Legal Proceedings                                         20

         Item 2.  Unregistered Sales of Equity Securities
                  and Use of Proceeds                                       20

         Item 3.  Defaults Upon Senior Securities                           20

         Item 4.  Submission of Matters to a Vote of                        20
                  Security Holders

         Item 5.  Other Information                                         20

         Item 6.  Exhibits                                                  20

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                              INTRICON CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                                     ASSETS
                                     ------
                                   (UNAUDITED)

                                                                                                         Restated
                                                                                  March 31,            December 31,
                                                                                    2005                   2004
                                                                                 -----------           ------------
Current assets:

Cash                                                                             $   475,343            $   246,430

Restricted cash                                                                      446,889                449,613

Accounts receivable (less allowance for doubtful accounts of $178,000
    in 2005 and $177,000 in 2004)                                                  5,669,581              4,996,705

Receivable from sale of discontinued operations                                    2,771,000                     --

Inventories                                                                        5,133,571              4,287,643

Refundable Income Tax                                                                     --                 46,163

Other current assets                                                                 621,431                379,318

Assets of discontinued operations                                                         --              6,834,256
                                                                                 -----------            -----------

    Total current assets                                                          15,117,815             17,240,128

Property, plant and equipment:

  Land                                                                               170,500                170,500
  Buildings                                                                        1,732,914              1,732,914
  Machinery and equipment                                                         26,074,938             25,635,452
                                                                                 -----------            -----------

                                                                                  27,978,352             27,538,866

    Less:  Accumulated depreciation                                               20,736,417             20,260,792
                                                                                 -----------            -----------

     Net property, plant and equipment                                             7,241,935              7,278,074

Note receivable from sale of discontinued operations                                 800,000                     --

Goodwill                                                                           5,264,585              5,264,585

Other assets, net                                                                  1,130,855              1,156,449
                                                                                 -----------            -----------

                                                                                 $29,555,190            $30,939,236
                                                                                 ===========            ===========

                      (See accompanying notes to the consolidated condensed financial statements)

                              INTRICON CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
                      ------------------------------------
                                   (UNAUDITED)

                                                                                                          Restated
                                                                                   March 31,            December 31,
                                                                                     2005                   2004
                                                                                  -----------           ------------
Current liabilities:

  Notes payable                                                                   $ 4,457,817           $ 3,740,393

  Checks written in excess of cash                                                    141,955               665,098

  Current maturities of long-term debt                                              1,509,770             1,458,470

  Accounts payable                                                                  3,717,630             2,211,909

  Income taxes payable                                                                 46,314                    --

  Customer's advance payments on contracts                                             75,000                75,000

  Liabilities of discontinued operations                                                   --             4,266,899

  Other accrued liabilities                                                         3,216,176             2,638,889
                                                                                  -----------           -----------

      Total current liabilities                                                    13,164,662            15,056,658

Long term debt, less current maturities                                               141,933                    --

Other postretirement benefit obligations                                            2,459,366             2,710,106

Deferred income taxes                                                                 143,030               143,902

Accrued pension liabilities                                                           903,227               900,713


Commitments and contingencies(Notes 11 and 12)

Shareholders' equity:

  Common shares, $1 par; 10,000,000 shares
       authorized; 5,644,968 shares issued                                          5,644,968             5,644,968

  Additional paid-in capital                                                       12,025,790            12,025,790

  Accumulated deficit                                                              (3,470,473)           (3,680,704)

  Accumulated other comprehensive loss                                               (192,235)             (597,119)

  Less:  515,754 common shares held
         in treasury, at cost                                                      (1,265,078)           (1,265,078)
                                                                                  -----------           -----------

      Total shareholders' equity                                                   12,742,972            12,127,857
                                                                                  -----------           -----------

                                                                                  $29,555,190           $30,939,236
                                                                                  ===========           ===========

                        (See accompanying notes to the consolidated condensed financial statements)

                              INTRICON CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                               ---------------------------------
                                                                                                      Restated
                                                                                March 31,             March 31,
                                                                                  2005                  2004
                                                                               ----------             ----------
Sales, net                                                                     $9,786,174             $9,338,078

Cost of sales                                                                   7,403,802              6,917,269
Gross margin                                                                    2,382,372              2,420,809

Operating expenses:

  Selling expense                                                                 803,598                990,808
  General and administrative expense                                            1,252,414              1,565,215
  Research and development expense                                                406,934                460,634
                                                                               ----------             ----------

  Total operating expenses                                                      2,462,946              3,016,657

Operating loss                                                                    (80,574)              (595,848)

  Interest expense                                                               (112,043)               (96,076)
  Interest income                                                                      --                    841
  Other income, net                                                                34,916                 94,863
                                                                               ----------             ----------

Loss from continuing operations
  before income taxes                                                            (157,701)              (596,220)

Income tax expense                                                                 95,824                117,406
                                                                               ----------             ----------

Loss from continuing operations                                                  (253,525)              (713,626)

Income (loss) from discontinued operations, net of income tax
    expense (benefit)                                                             463,756                (78,886)
                                                                               ----------             ----------

Net income (loss)                                                              $  210,231             $ (792,512)
                                                                               ==========             ==========

Income (loss) per share:
  Basic:
    Continuing operations                                                      $     (.05)            $     (.14)
    Discontinued operations                                                           .09                   (.02)
                                                                               ----------             ----------
                                                                               $      .04             $     (.16)
                                                                               ==========             ==========
  Diluted:
    Continuing operations                                                      $     (.05)            $     (.14)
    Discontinued operations                                                           .09                   (.02)
                                                                               ----------             ----------
                                                                               $      .04             $     (.16)
                                                                               ==========             ==========
Average shares outstanding:

  Basic                                                                         5,129,214              5,129,214
  Diluted                                                                       5,129,214              5,145,193

                       (See accompanying notes to the consolidated condensed financial statements)

                              INTRICON CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                                      Three Months Ended
                                                                               ---------------------------------
                                                                                                       Restated
                                                                                March 31,              March 31,
                                                                                  2005                   2004
                                                                               -----------            ----------
Cash flows from operating activities:
 Net income (loss)                                                             $   210,231            $ (792,512)
 Adjustments to reconcile net (income)loss
  to net cash used by operating activities:
   (Income) loss from discontinued operations                                     (463,756)               78,886
   Depreciation and amortization                                                   560,952               585,984
   Gains on disposition of property                                                 (1,654)                   --
   Changes in operating assets and liabilities:
    Accounts receivable                                                         (1,727,502)             (473,514)
    Inventories                                                                   (855,054)              432,187
    Other assets                                                                  (244,186)               66,473
    Accounts payable                                                             1,643,056              (780,457)
    Accrued expenses                                                               554,654               194,408
    Customer advances                                                                   --                 3,185
    Other liabilities                                                             (375,645)              116,944
                                                                               -----------            ----------
 Net cash used by continuing operations                                           (698,904)             (568,416)
 Net cash provided by discontinued operations                                    1,037,342               303,626
                                                                               -----------            ----------
 Net cash provided (used) by operating activities                                  338,438              (264,790)

Cash flows from investing activities:
   Proceeds from sale of assets                                                      2,950                    --
   Purchases of property, plant and equipment                                     (500,654)                2,871
                                                                               -----------            ----------
 Net cash used by investing activities                                            (497,704)                2,871
 Net cash used by discontinued operations                                               --                (1,153)
                                                                               -----------            ----------

 Net cash used by investing activities                                            (497,704)                1,718

Cash flows from financing activities:
   Proceeds from bank borrowings                                                   721,097               800,001
   Repayments of short-term bank borrowings                                             --              (174,445)
   Proceeds from long term borrowings                                              197,261                    --
   Change in checks written in excess of cash                                     (523,143)                   --
   Repayments of long-term debt                                                     (4,028)              (41,800)
                                                                               -----------            ----------
 Net cash provided by financing activities                                         391,187               583,756

 Effect of exchange rate changes on cash                                            (3,008)              (48,260)
                                                                               -----------            ----------

Net increase in cash and cash equivalents                                          228,913               272,424
Cash and cash equivalents, beginning of period                                     246,430               294,167
                                                                               -----------            ----------

Cash and cash equivalents, end of period                                       $   475,343            $  566,591
                                                                               ===========            ==========

                     (See accompanying notes to the consolidated condensed financial statements)

                              INTRICON CORPORATION


Notes to Consolidated Condensed Financial Statements (Unaudited)
----------------------------------------------------------------

1.       General

         In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation's consolidated financial position as of March 31, 2005 and December 31, 2004, and the consolidated results of its operations for the three months ended March 31, 2005 and 2004.

2.       Restatement of Prior Year Financial Statements

         We have restated our consolidated financial statements for the years 2000 through 2004 (the "Restatement"). The determination to restate these financial statements was made after errors were discovered in May, 2005. In addition, certain disclosures in other notes to our consolidated financial statements have been restated to reflect the Restatement adjustments. In the Restatement, we have:

         o Corrected the accounting for certain research and development expenditures that were erroneously capitalized on the balance sheet by recording charges to the statement of operations.
         o Reversed amortization expense related to the erroneously capitalized research and development expenditures.
         o Adjusted income tax reserves as a function of the impact on pre-tax income relating to the correction of accounting for certain research and development expenditures noted above.

         Further information regarding the impact of these adjustments is provided in note 2 of the consolidated financial statements in Form 10-K/A for the year ended December 31, 2004.

3.       New Accounting Pronouncements

         In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Compensation, which supersedes Accounting Principles Board
         (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. On April 14, 2005, the Securities and Exchange Commission issued a release announcing the adoption of a new rule delaying the required implementation of SFAS No. 123R. Under this new rule, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. The impact on net earnings as a result of the adoption of SFAS No. 123R, from a historical perspective, can be found in Note 9 to the Consolidated Financial Statements in this Quarterly Report and in
         Note 1 to the Consolidated Financial Statements contained in our 2004 Annual Report. We are currently evaluating the provisions of SFAS No. 123R and will adopt it in the first quarter of 2006, as required.

4.       Discontinued Operations

         Burners and Components Business - In 2003, the Company initiated its plan to sell the remainder of its Heat Technology segment. This segment consisted of the operating assets of Selas Corporation of America, located in Dresher, Pennsylvania, Nippon Selas located in Tokyo, Japan and Selas Waermetechnik located in Ratingen, Germany. This business generated sales of $2.1 million, and $1.6 million and net income of $464,000 and a net loss of $54,000 for the three months ended March 31, 2005 and 2004, respectively. The net income for the three months ended March 31, 2005, included a gain on the sale of the operations of $536,000. The Company sold the remainder of the burners and components business on March 31, 2005. The total purchase price was approximately $3.7 million, subject to adjustment, of which approximately $2.8 million was paid in cash on April 1, 2005, and $900,000 was paid in the form of a subordinated promissory note.

         The consolidated condensed financial statements reflect the Company's presentation of discontinued operations. A recap of discontinued operations at March 31 is as follows:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    2005            2004
                                                  ---------       --------
         Income (loss) from operations
            Gain from Sale of Discontinued
               Operations                         $ 536,037       $     --
            Small furnace                                --        (25,125)
            Burners and components                  (72,281)       (53,761)
                                                  ---------       --------

                                                  $ 463,756       $(78,886)
                                                  =========       ========

5.       Business Segment Information

         The Company has made a strategic decision to focus its future on the Precision Miniature Medical and Electronics business. The Company sold the remaining operations of its Heat Technology segment of the Burners and Components business on March 31, 2005. As a result of this decision and other divestures the Company has made over the past three years, the Company now operates in only one segment.

6.       Inventories consist of the following at:

                                                    March 31,      December 31,
                                                      2005             2004
                                                   -----------     -----------
         Raw material                              $ 2,603,844     $ 2,240,194
         Work-in-process                             1,174,746       1,008,706
         Finished products and components            1,354,981       1,038,743
                                                   -----------     -----------

                                                   $ 5,133,571     $ 4,287,643
                                                   ===========     ===========

7.       Long term debt

         Notes payable at March 31, 2005 and December 31, 2004 are summarized below:

                                                   March 31,      December 31,
                                                     2005             2004
                                                  -----------     ------------
         Notes payable:
         Short term borrowings, domestic          $ 3,855,447     $ 3,171,447
         Short term borrowings, Asia                  602,370         568,946
                                                  -----------     ------------

         Total notes payable                      $ 4,457,817     $ 3,740,393
                                                  ===========     ===========

         The Company and its domestic subsidiaries have a revolving credit loan facility which expires April 1, 2006. This loan facility, which originally had a maximum limit of $4,500,000, was reduced to a maximum limit of $4,000,000 after the completion of the sale of the burners and components business. This facility had outstanding borrowings of approximately $3,855,000 as of March 31, 2005 bearing an interest rate of 8.75% (Prime plus 3.0%). This facility carries a commitment fee of .25% per annum, payable on the unborrowed portion of the line.

         In addition, the Company's operation in Singapore maintains an overdraft and letter of credit facility which as of March 31, 2005, had outstanding borrowings of approximately $602,000. Remaining availability under this facility as of March 31, 2005 was $489,000.

         At March 31, 2005 the Company was in compliance with all the financial covenants contained in its credit facility.

         Long-term debt at March 31, 2005 and December 31, 2004 is summarized below:

                                               March 31,        December 31,
                                                 2005               2004
                                              -----------       ------------
         Long Term Debt:
         Term loan, domestic                  $ 1,458,204       $ 1,458,470
         Equipment leases                         193,499                --
                                              -----------       -----------
                                                1,651,703         1,458,470
         Less: current maturities               1,509,770         1,458,470
                                              -----------       -----------
                                              $   141,933       $        --
                                              ===========       ===========

         The terms of the domestic term loan agreement required quarterly principal payments of $300,000 beginning in March 2005 through March 2006, with a balloon payment due at the end of the loan. The loan also required proceeds from the sale of certain assets be applied against the loan. At March 31, 2005, the borrowings under the loan agreement bore interest, payable monthly, at an interest rate of 8.75% (Prime plus 3.00%). The term loan was paid in full on April 1, 2005, upon receipt of the proceeds from the sale of discontinued operations.

         Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control.

         We believe that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities, and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs through March 31, 2006. If, however, we do not generate sufficient cash from operations, or if we incur additional liabilities as a result of the Selas SAS insolvency (note 12), we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that the

         Company will meet its liquidity needs through March 31, 2006, no assurance can be given that the Company will be able to do so.

8.       Income Taxes

         Income taxes expense was $95,824 and $117,406 for the three months ended March 31, 2005 and 2004, respectively. The income tax expense for both three month periods was due to the Company's profitability at its foreign operations. The Company is in a net operating loss position for Federal income tax purposes and, consequently, no benefit from the current period domestic operating loss was recognized. At March 31, 2005 the Company had net operating loss carryforwards for Federal income tax purposes of approximately $15.9 million that begin to expire in 2022.

9.       Accounting for Stock Options

         The Company applies Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Therefore, no compensation expense has been recognized for the stock option plans. SFAS No. 123 "Accounting for Stock-Based Compensation", amended by SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure", requires the Company to disclose pro forma net loss and pro forma loss per share amounts as if compensation expense was recognized for all options granted (note 2). The pro forma amounts are as follows:

                                                        Three Months Ended
                                                             March 31,
                                                      ----------------------

                                                                   Restated
                                                        2005         2004
                                                      --------     ---------

         Net income (loss) as reported                $210,231     $(792,512)
         Deduct: Total stock-based employee
           compensation expense determined under
           fair value based method for all
           awards, net of related tax effects
                                                       (46,319)      (19,721)
                                                      --------     ---------
         Pro forma net income (loss)                  $163,912     $(812,233)
                                                      ========     =========
         Income (loss) per share:
           Basic and diluted - as reported               $ .04         $(.16)
           Basic and diluted - pro forma                 $ .03         $(.16)

10.      Income (Loss) Per Share

         Excluded from the computation of diluted earnings per share at March 31, 2005 were options to purchase approximately 661,000 common shares because the effect would have been anti-dilutive.

11.      Legal Proceedings

         The Company is a defendant along with a number of other parties in approximately 117 lawsuits as of March 31, 2005(approximately 123 lawsuits as of December 31, 2004)alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate its position. The Company has contacted representatives of the Company's excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

         As more fully described in Note 12, the Company's wholly owned French subsidiary, Selas SAS filed insolvency in France and is being managed by a court appointed judiciary administrator. The Company may be subject to additional litigation or liabilities as a result of the French insolvency.

         The Company is also involved in other lawsuits arising in the ordinary course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company's consolidated financial position, liquidity, or results of operations.

12.      Subsidiary Insolvency

         On August 4, 2003 the Company's wholly owned French subsidiary, Selas SAS, filed insolvency in the Commercial Court of Nanterre, France and is being managed through a court appointed judiciary administrator. Historical financial information has been restated to include this European operation in discontinued operations. In addition, the Company may be subject to additional litigation or liabilities as a result of the French insolvency.

13.      Statements of Cash Flows

         Supplemental disclosures of cash flow information:

                                                 Three Months Ended
                                          ---------------------------------
                                          March 31,               March 31,
                                            2005                    2004
                                          ---------              ----------
         Interest received                $      53              $   2,982
         Interest paid                    $ 103,104              $  84,785
         Income taxes paid                $  20,975              $   5,000

ITEM 2.  Management's Discussion and Analysis of Financial Condition
         -----------------------------------------------------------
         and Results of Operations
         -------------------------

Business Overview
-----------------

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (formerly Selas Corporation of America) is an international firm that designs, develops, engineers and manufactures micro-miniature medical and electronic products. The Company supplies micro-miniaturized components, systems and molded plastic parts, primarily to the hearing instrument manufacturing industry, as well as the computer, electronics, telecommunications and medical equipment industries. In addition to its Arden Hills headquarters, the Company has facilities in California, Singapore, and Germany. Within discontinued operations, the Company had facilities in Pennsylvania, Japan and Germany. See also notes 4 and 5 to the Condensed Consolidated Financial Statements.

Currently, the Company has one operating segment, its precision miniature medical and electronics products segment. In the past the Company had operated three segments, precision miniature medical and electronics products segment, heat technology segment, and tire holders, lifts and related products segment. In 2001, the Company began focusing on its precision miniature medical and electronics products segment and developing plans to exit the businesses that comprised the heat technology segment, and tire holders, lifts and related products segment. The Company exited the tire holders, lifts and related products business in 2003 and exited the heat technology segment on March 31, 2005. The Company classified its heat technology segment as discontinued operations in 2004.

With the completed sale of the burner and components business, the Company has successfully completed the shift from its traditional business segments to the emerging prospects in its precision miniature medical and electronic products business. To reflect the Company's redefined focus, it has changed it name to IntriCon Corporation.

The Company manufactures micro-miniature components, systems and molded plastic parts for hearing instruments, medical equipment, electronics, telecommunications and computer industry manufacturers. These components consist of volume controls, microphones, trimmer potentiometers and switches. The Company also manufactures hybrid amplifiers and integrated circuit components ("hybrid amplifiers"), along with faceplates for in-the-ear and in-the-canal hearing instruments. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer's individualized specifications. Sales to hearing instrument manufacturers represented approximately 51% of net sales for the Company's precision miniature medical and electronic products business in the first quarter of fiscal 2005.

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

The medical industry is faced with pressures to reduce the costs of healthcare. The Company offers medical manufacturers the capabilities to design, develop and manufacture components for medical devices that are easier to use, measure with greater accuracy and provide more functions while reducing the costs to manufacture these devices. Examples of the Company's products used by medical device manufacturers include components found in intravenous fluid administration pumps that introduce drugs into the bloodstream, and bubble sensors and flow restrictors that monitor and control the flow of fluid in an intravenous infusion system.

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

The Company has also expanded its micro-miniature components business through the manufacture of thermistors and film capacitors. The Company manufactures and sells thermistors and thermistor assemblies, which are solid state devices that produce precise changes in electrical resistance as a function of any change in absolute body temperature. The Company's Surge-Gard TM product line, an inrush electric current limiting device used primarily in computer power supplies, represented approximately 5% of the Company's sales in the first quarter of fiscal 2005. The balance of sales represent various industrial, commercial and military sales for thermistor and thermistor assemblies to domestic an international markets.

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

For a description of these and other risks see "Risk Factors" in Part 1, Item 1:
Business in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

2005 compared with 2004
-----------------------

Consolidated net sales for the three months ended March 31, were as follows (in thousands):
                                                              Change
                                                       --------------------
                               2005          2004      Dollars      Percent
                               ----          ----      -------      -------
Consolidated net sales        $9,786        $9,338      $448          4.8%

The Company's sales increased for three of the four product sectors over the same quarter last year. Sales increased by 10.7% for hearing health products, 75.9% for medical products, and 6.2% for electronics products. The sales increase for hearing heath products was primarily due to new product offerings in the Company's advance line of amplifier assemblies and systems based on Digital Signal Processing (DSP). The sales increase for medical products was due to strengthened orders for design and contract manufacturing with several medical OEM customers. The sales increase for electronics products was primarily attributable to thermistor sales to a specific customer. The increases for these three product groups were partially offset by a decline of 37.6% in sales of professional audio and military products; sales for the same quarter last year of these products included a $1.1 million, one-time order from the Singapore military.

Gross profit margin for the three months ended March 31 was as follows (in thousands):

                                                                     Restated
                                            2005                       2004                     Change
                                     ------------------        -------------------        --------------------
                                                Percent                   Percent
                                     Dollars   of Sales        Dollars    of Sales        Dollars      Percent
                                     -------   --------        -------    --------        -------      -------
Gross profit margin                   $2,382     24.3%         $2,421       25.9%          $ (39)        1.6%

The gross profit margin as a percentage of sales, decreased slightly from the same period last year due to higher manufacturing costs associated with sales of new products for the hearing health market. Gross profit margins were also negatively impacted by a shift in sales for hearing health products to products with higher material content; additionally the Company experienced an increase in raw material costs for certain electronics products.


Selling, general and administrative expenses (SG&A) were as follows (in thousands):

                                                                     Restated
                                            2005                       2004                     Change
                                     ------------------        -------------------        --------------------
                                                Percent                   Percent
                                     Dollars   of Sales        Dollars    of Sales        Dollars      Percent
                                     -------   --------        -------    --------        -------      -------
Selling                               $  804      8.2%         $  991       10.6%          $(187)       (18.9)%
General and
    administrative                     1,252     12.8%          1,565       16.8%          $(313)       (20.0)%
Research and
  development                            407      4.2%            461        4.9%          $ (54)       (11.7)%


The lower selling, administrative, and research and development expense over the same year-ago period was the result of a reduction in staffing that occurred in November 2004. The staffing adjustment was a combination of reductions due to the transfer of a portion of manufacturing to an overseas operation and an effort to streamline administrative functions. These actions are expected to reduce the Company's ongoing costs by between $1.5 million and $2.0 million annually.

Interest expense for the three months ended March 31, 2005 was $112,000 compared to $96,000 for the same period in 2004. The increase over the prior year's expense was due to an increase in the interest rate partially offset by the lower outstanding debt balance.

Other income was $35,000 compared to $95,000 for the three months ended March 31, 2005 and 2004, respectively. The income in 2005 was attributable to the sale of securities the Company had received in settlement of an outstanding debt with one of its former customers. The majority of the other income in 2004 was attributable to foreign exchange gain on a portion of the Company's debt that was Euro denominated until its amendment in March 2004.

Income taxes reflected an expense for the three months ended March 31, 2005 of $96,000 compared with $117,000 for the three months ended March 31, 2004, which results in effective tax rates of (60.8)% and (19.6)%, respectively. The effective rate in 2005 and 2004 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for Federal income tax purposes and, consequently, no benefit from the current period domestic operating loss was recognized.

For the three months ended March 31, 2005, the net loss from continuing operations was $254,000 compared with a loss of $714,000 for the same period last year. The decreased loss was a combination of the factors noted above reflecting higher gross margin dollars and lower selling, research and development, and administrative expenses.

Discontinued operations generated a net income for the three months ended March 31, 2005 of $464,000 compared to a net loss of $79,000 for the same three month period in 2004. The income in 2005 included a gain on the sale of the Burners and Components business of $968,000. See note 4 of the Consolidated Condensed Financial Statements.

Liquidity and Capital Resources

Consolidated net working capital remained relatively flat at approximately $2.0 million at March 31, 2005 compared to $1.9 million December 31, 2004.

The Company's cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows (in thousands):
                                                 Three Months Ended
                                             ----------------------------
                                                               Restated
                                              March 31,        March 31,
                                                2005             2004
                                              ---------        ---------
Cash provided (used) by:
    Continuing operations                      $ (699)          $(568)
    Discontinued operations *                   1,037             302
    Investing activities                         (498)              2
    Financing activities                          391             584
    Effect of exchange rate
      changes on cash                              (2)            (48)
                                                -----           -----
Increase in cash                                $ 229           $ 272
                                                =====           =====

*Includes gain on sale of discontinued operations.

The Company had the following bank arrangements (in thousands):

                                              March 31,       December 31,
                                                2005              2004
                                              ---------       ------------

Total availability under
  existing facilities                          $ 7,049           $7,056
                                               -------           ------

Borrowings and commitments:
    Notes payable                                4,458            3,740
    Current maturities of long-
      term debt                                  1,458            1,458
                                               -------           ------

Total outstanding borrowings and
  commitments                                    5,916            5,198
                                               -------           ------

Remaining availability under
  existing facilities                          $ 1,133           $1,858
                                               =======           ======

Borrowings under the majority of the Company's credit facilities bear interest at prime plus 3%. See Note 7 of the Consolidated Condensed Financial Statements.

In March 2005, the Company and its domestic subsidiaries entered into an amended and restated revolving credit loan facility maturing April 1, 2006 for which borrowings of $4,500,000 could be outstanding at any one time. The Company had borrowings of approximately $3,855,000 as of March 31, 2005 bearing an interest rate of 8.75% (prime plus 3.0%). The loan carries a commitment fee of .25% per annum, payable on the unborrowed portion of the line. After the Company's discontinued operations were sold on March 31, 2005 the maximum outstanding balance of the facility was reduced to $4,000,000, representing a permanent reduction in the Company's availability under the facility.

In addition, the Company's operation in Singapore maintains an overdraft and letter of credit facility which as of March 31, 2005, had outstanding borrowings of approximately $602,000, bearing an interest rate of 6.0%. Remaining availability under this facility as of March 31, 2005 was $489,000.

The Company and its domestic subsidiaries entered into a $1,458,470 note scheduled to mature April 1, 2006. This facility required quarterly principal payments of $300,000 commencing March 31, 2004 and bore interest of 8.75% (prime plus 3.0%). Proceeds from the sale the Company's burner and components business which was sold on March 31, 2005, were used to payoff the loan on April 1, 2005, representing a permanent reduction in the Company's availability under the facility.

IntriCon believes that funds expected to be generated from operations, the available borrowing capacity through its revolving credit loan facilities, curtailment of the dividend payment and control of capital spending will be sufficient to meet its anticipated cash requirements for operating needs through April 1, 2006. However, the Company's ability to pay the principal and interest on its indebtedness as it comes due will depend upon current and future performance. Performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond the Company's control. If, however, the Company does not generate sufficient cash or complete such financings on a timely basis, it may be required to seek additional financing or sell equity on terms, which may not be as favorable as it could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed, or that IntriCon will be able to negotiate acceptable terms. In addition, access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as the Company's financial condition.

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company's revenue recognition, accounts receivable reserves, inventory reserves, discontinued operations, goodwill, long-lived assets and deferred taxes policies. These and other significant accounting policies are described in and incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 1 to the financial statements contained in or incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2004.


ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

For information regarding the Company's exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. There have been no material changes in the Company's portfolio of financial instruments or market risk exposures which have occurred since December 31, 2004.

ITEM 4.  Controls and Procedures
         -----------------------

The Company's management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2005. On May 31, 2005, subsequent to the original evaluation, the Company concluded, after discussions among the Audit Committee of the Board of Directors of the Company and management, that it would restate financial results for the years 2000 through 2004 in order to correct the accounting for certain research and development expenditures that were erroneously capitalized on the balance sheet instead of being recorded as charges on the statement of operations. As the result of this error, the Company's chief executive officer and chief financial officer concluded that control deficiencies existed with respect to our historical financial reporting related to capitalization of research and development expenditures and accordingly, have concluded that the Company's disclosure controls and procedures were not effective as of the end of the period covered by this report. We have subsequently corrected our methodology for accounting for our research and development expenses and implemented policies and procedures to ensure that the expense is properly reported in our financial statements.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

The information contained in Notes 11 and 12 to the Consolidated Condensed Financial Statements in part 1 of this quarterly report is incorporated by reference herein.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

None.

ITEM 3.  Defaults upon Senior Securities
         -------------------------------

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

None.

ITEM 5.  Other Information
         -----------------

The following information is being provided for purposes of Items 2.02 and 7.01 of Form 8-K. Such information, including the exhibit attached hereto as exhibit 99.1, should not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended.

On June 27, 2005, the Company announced earnings for the three months ended March 31, 2005. A copy of the press release is attached as Exhibit 99.1 and is incorporated herein by reference.

ITEM 6.  Exhibits and Reports on Form 8-K
         --------------------------------

(a)      Exhibits

         2.1 Asset purchase agreement dated March 31, 2005 among the Company and Selas Heat Technology, LLP (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); IntriCon Corporation agrees to furnish a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request)

         3.1     Amended and restated articles of incorporation, as amended

        10.1     Promissory note from Selas Heat Technology, LLP dated March
                 31, 2005

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

        99.1     Press release dated June 27, 2005.

                              INTRICON CORPORATION

                                    SIGNATURE




Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    INTRICON CORPORATION
                                                        (Registrant)



Date:  June 27, 2005                          By: /s/ Mark S. Gorder
                                                  -----------------------------
                                                  Mark S. Gorder
                                                  President and Chief Executive
                                                  Officer (principal executive
                                                  officer)

                                  EXHIBIT INDEX


         2.1 Asset purchase agreement dated March 31, 2005 among the Company and Selas Heat Technology, LLP(Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); IntriCon Corporation agrees to furnish a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request)

         3.1      Amended and restated articles of incorporation, as amended

        10.1      Promissory note from Selas Heat Technology, LLP dated
                  March 31, 2005

        31.1      Certification of principal executive officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

        31.2      Certification of principal financial officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002

        32.1 Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        32.2 Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        99.1      Press release dated June 27, 2005