Form 10-Q
period 2005-06-30
INTRICON CORP
filed 2005-08-12
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED                           June 30, 2005

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

☒ YES      ☐ NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS AN ACCELERATED FILER (AS DEFINED BY RULE 12B-2 OF THE EXCHANGE ACT)

☐ YES      ☒ NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER’S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

COMMON SHARES, $1.00 PAR VALUE	5,129,214 (exclusive of 515,754
CLASS	treasury shares)
OUTSTANDING AT August 12, 2005

INTRICON CORPORATION

I N D E X

PART I:   FINANCIAL INFORMATION

ITEM 1.    Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
Assets
(Unaudited)

	June 30, 2005	December 31, 2004 (Restated)
Current assets:

Cash	$155,603	$246,430

Restricted cash	438,917	449,613

Accounts receivable (less allowance for doubtful accounts of $178,000
in 2005 and $177,000 in 2004)	5,907,846	4,996,705

Inventories	5,740,390	4,287,643

Refundable income tax	17,726	46,163

Other current assets	435,583	379,318

Assets of discontinued operations	—	6,834,256

Total current assets	12,696,065	17,240,128

Property, plant and equipment:

Land	170,500	170,500
Buildings	1,732,914	1,732,914
Machinery and equipment	26,305,746	25,635,452

	28,209,160	27,538,866

Less: Accumulated depreciation	21,149,999	20,260,792

Net property, plant and equipment	7,059,161	7,278,074

Note receivable from sale of discontinued operations	575,000	—

Goodwill	5,264,585	5,264,585

Other assets, net	1,098,892	1,156,449

	$26,693,703	$30,939,236

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
Liabilities and Shareholders’ Equity
(Unaudited)

	June 30, 2005	December 31, 2004 (Restated)
Current liabilities:

Notes payable	$3,222,324	$3,740,393

Checks written in excess of cash	153,555	665,098

Current maturities of long-term debt	54,051	1,458,470

Accounts payable	3,441,754	2,211,909

Income taxes payable	282,582	—

Customer’s advance payments on contracts	78,616	75,000

Liabilities of discontinued operations	—	4,266,899

Other accrued liabilities	2,930,098	2,638,889

Total current liabilities	10,162,980	15,056,658

Long term debt, less current maturities	218,040	—

Other postretirement benefit obligations	2,404,964	2,710,106

Deferred income taxes	29,586	143,902

Accrued pension liabilities	875,416	900,713

Commitments and contingencies (Notes 11 and 12)

Shareholders’ equity:

Common shares, $1 par; 10,000,000 shares
authorized; 5,644,968 shares issued	5,644,968	5,644,968

Additional paid-in capital	12,025,790	12,025,790

Accumulated deficit	(3,153,540)	(3,680,704)

Accumulated other comprehensive loss	(249,423)	(597,119)
Less: 515,754 common shares held
in treasury, at cost	(1,265,078)	(1,265,078)

Total shareholders’ equity	13,002,717	12,127,857

	$26,693,703	$30,939,236

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	June 30, 2005	June 30, 2004 (Restated)
Sales, net	$11,601,372	$8,354,419

Cost of sales	8,190,267	6,296,374

Gross margin	3,411,105	2,058,045

Operating expenses:

Selling expense	884,615	937,488
General and administrative expense	1,284,518	1,330,172
Research and development expense	358,819	415,149

Total operating expenses	2,527,952	2,682,809

Gain on sale of asset held for sale	—	3,109,627

Operating income	883,153	2,484,863

Interest expense	(107,622)	(151,825)
Interest income	19,538	504
Other income, net	70,882	4,388

Income from continuing operations
before income taxes	865,951	2,337,930

Income tax expense	192,595	979,004

Income from continuing operations	673,356	1,358,926

Income (loss) from discontinued operations,
net of income tax expense	(356,415)	608,778

Net income	$316,941	$1,967,704

Income (loss) per share:
Basic:
Continuing operations	$.13	$.26
Discontinued operations	(.07)	.12

	$.06	$.38

Diluted:
Continuing operations	$.13	$.26
Discontinued operations	(.07)	.12

	$.06	$.38

Average shares outstanding:

Basic	5,129,214	5,129,214
Diluted	5,129,214	5,151,436

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004 (Restated)
Sales, net	$21,387,546	$17,692,497

Cost of sales	15,594,065	13,213,643

Gross margin	5,793,481	4,478,854

Operating expenses:

Selling expense	1,688,214	1,928,296
General and administrative expense	2,536,933	2,895,387
Research and development expense	765,754	875,783

Total operating expenses	4,990,901	5,699,466

Gain on sale of asset held for sale	—	3,109,627

Operating income	802,580	1,889,015

Interest expense	(219,665)	(247,901)
Interest income	18,582	1,345
Other income, net	106,754	99,251

Income from continuing operations
before income taxes	708,251	1,741,710

Income tax expense	288,421	1,096,410

Incoming from continuing operations	419,830	645,300

Income from discontinued operations, net of income tax expense	107,341	529,891

Net income	$527,171	$1,175,191

Income per share:
Basic:
Continuing operations	$.08	$.13
Discontinued operations	.02	.10

	$.10	$.23

Diluted:
Continuing operations	$.08	$.13
Discontinued operations	.02	.10

	$.10	$.23

Average shares outstanding:

Basic	5,129,214	5,129,214
Diluted	5,129,214	5,149,467

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2005	June 30, 2004 (Restated)
Cash flows from operating activities:
Net income	$527,171	$1,175,191
Adjustments to reconcile net income to net
cash provided (used) by operating activities:
Income from discontinued operations	(107,341)	(529,891)
Depreciation and amortization	1,055,586	1,154,945
Provision for deferred income taxes	(112,727)	890,230
Gain on disposition of property	(1,239)	(3,114)
Gain on sale of asset held for sale	—	(3,109,627)
Changes in operating assets and liabilities:
Accounts receivable	(1,323,072)	(889,796)
Inventories	(1,492,821)	897,354
Other assets	(671,872)	86,542
Accounts payable	1,582,969	(532,160)
Accrued expenses	644,597	(428,592)
Customer advances	3,616	(10,733)
Other liabilities	(295,082)	94,235

Net cash used by continuing operations	(190,215)	(1,205,416)
Net cash provided by discontinued operations	3,102,433	820,765

Net cash provided (used) by operating activities	2,912,218	(384,651)

Cash flows from investing activities:
Proceeds from sale of assets	2,950	3,800
Proceeds from sale of asset held for sale	—	3,649,802
Purchases of property, plant and equipment	(794,331)	(350,381)

Net cash provided (used) by investing activities	(791,381)	3,303,221
Net cash used by discontinued operations	—	(4,418)

Net cash provided (used) by investing activities	(791,381)	3,298,803

Cash flows from financing activities:
(Repayment) Proceeds from bank borrowings	(75,012)	339,903
Repayments of short-term bank borrowings	(428,000)	(432,806)
Proceeds from long term borrowings	294,132	800,001
Change in checks written in excess of cash	(511,543)	(71,458)
Change in restricted cash	(2,668)	3,479
Repayments of long-term debt	(1,480,511)	(3,492,805)

Net cash used by financing activities	(2,203,602)	(2,785,707)

Effect of exchange rate changes on cash	(8,062)	(53,036)

Net increase (decrease) in cash and cash equivalents	(90,827)	75,409
Cash and cash equivalents, beginning of period	246,430	193,812

Cash and cash equivalents, end of period	$155,603	$201,242

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s consolidated financial position as of June 30, 2005 and December 31, 2004, and the consolidated results of its operations for the three and six months ended June 30, 2005 and 2004.

2.	Restatement of Prior Year Financial Statements

We have restated our consolidated financial statements for the years 2000 through 2004 (the “Restatement”). The determination to restate these financial statements was made after errors were discovered in May, 2005. In addition, certain disclosures in other notes to our consolidated financial statements have been restated to reflect the Restatement adjustments. In the Restatement, we have:

•	Corrected the accounting for certain research and development expenditures that were erroneously capitalized on the balance sheet by recording charges to the statement of operations.

•	Reversed amortization expense related to the erroneously capitalized research and development expenditures.

•	Adjusted income tax reserves as a function of the impact on pre-tax income relating to the correction of accounting for certain research and development expenditures noted above.

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

Burners and Components Business – In 2003, the Company initiated its plan to sell the remainder of its Heat Technology segment. This segment, which was sold on March 31, 2005, consisted of the operating assets of Selas Corporation of America, located in Dresher, Pennsylvania, Nippon Selas located in Tokyo, Japan and Selas Waermetechnik located in Ratingen, Germany. This business generated sales of $2.1 million, and $1.6 million and net income of $107,000 and $603,000 for the six months ended June 30, 2005 and 2004, respectively. The net income for the six months ended June 30, 2005, included a gain on the sale of the operations of $184,000. The total purchase price was approximately $3.7 million, subject to adjustment, of which approximately $2.8 million was paid in cash on April 1, 2005, and $900,000 was paid in the form of a subordinated promissory note. An adjustment to the purchase price of approximately $352,000 was recorded in the quarter ended June 30, 2005.

The consolidated condensed financial statements reflect the Company’s presentation of discontinued operations. A recap of discontinued operations for the three and six months ended June 30 is as follows:

	Three Months Ended June30,		Six Months Ended June 30,
	2005	2004	2005	2004
Income (loss) from operations
Gain from Sale of
Discontinued operations	$(352,255)	$—	$183,782	$—
Small furnace	—	($ 47,726)	—	($ 72,851)
Burners and components	(4,160)	656,504	(76,441)	602,742

	$(356,415)	$608,778	$107,341	$529,891

5.	Business Segment Information

The Company has made a strategic decision to focus its future on the Precision Miniature Medical and Electronics business. The Company sold the remaining operations of its Heat Technology segment of the Burners and Components business on March 31, 2005. As a result of this decision and other divestures the Company has made over the past three years, the Company now operates in only one segment.

6.	Inventories consist of the following at:

	June 30, 2005	December 31, 2004
Raw material	$2,710,393	$2,240,194
Work-in-process	1,665,393	1,008,706
Finished products and components	1,364,604	1,038,743

	$5,740,390	$4,287,643

7.	Long term debt

Notes payable at June 30, 2005 and December 31, 2004 are summarized below:

	June 30, 2005	December 31, 2004
Notes payable:
Short term borrowings, domestic	$2,743,447	$3,171,447
Short term borrowings, Asia	478,877	568,946

Total notes payable	$3,222,324	$3,740,393

The Company and its domestic subsidiaries have a revolving credit loan facility which expires April 1, 2006. This loan facility, which originally had a maximum limit of $4,500,000, was reduced to a maximum limit of $4,000,000 after the completion of the sale of the burners and components business. This facility had outstanding borrowings of approximately $2,743,000 as of June 30, 2005 bearing an interest rate of 9.25% (Prime plus 3.0%). This facility carries a commitment fee of .25% per annum, payable on the unborrowed portion of the line.

At June 30, 2005 the Company was in compliance with all the financial covenants contained in its credit facility.

In addition, the Company’s operation in Singapore maintains an overdraft and letter of credit facility which as of June 30, 2005, had outstanding borrowings of approximately $479,000. Remaining availability under this facility as of June 30, 2005 was $587,000.

Long-term debt at June 30, 2005 and December 31, 2004 is summarized below:

	June 30, 2005	December 31, 2004
Long Term Debt:
Term loan, domestic	$—	$1,458,470
Equipment leases	272,091	—

	272,091	1,458,470
Less: current maturities	54,051	1,458,470

	$218,040	$—

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

We believe that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities, and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs through June 30, 2006. If, however, we do not generate sufficient cash from operations, or if we incur additional liabilities as a result of the Selas SAS insolvency (note 12), we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that the Company will meet its liquidity needs through June 30, 2006, no assurance can be given that the Company will be able to do so.

8.	Income Taxes

Income taxes for the three and six months ended June 30, 2005 were $193,000 and $288,000 respectively, compared to $979,000 and $1.1 million for the same periods in 2004. The effective tax rates for the three and six months ended June 30, 2005 were 22.2% and 40.7% respectively, compared to 41.8% and 62.9% for the same periods in 2004. The higher effective rate for the three and six months ended June 30, 2004 was primarily due to the elimination of the deferred tax asset of $890,230. The effective rate in 2005 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for Federal income tax purposes and, consequently, no expense from the current period domestic operating income was recognized.

9.	Stockholders’ Equity and Stock-based Compensation

The Company has adopted the disclosure provision of Statement of Financial Accounting Principles Board Opinion (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Company’s employee stock option plan:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Basic – weighted shares outstanding	5,129,214	5,129,214	5,129,214	5,129,214
Weighted shares assumed upon exercise
of stock options	—	22,222	—	20,253

Diluted – weighted shares outstanding	5,129,214	5,151,436	5,129,214	5,149,467

The dilutive impact summarized above relates to the periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted. For the three and six months ended June 30, 2005 the average market price was below the exercise price for all outstanding options.

The Company applies Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its stock option plans. Therefore no compensation expense has been recognized for the stock option plans. SFAS No. 123 “Accounting for Stock-Based Compensation”, amended by SFAS No. 148 “Accounting for Stock-Based Compensation –Transition and Disclosure”, requires the Company to disclose pro forma net earnings and pro forma net earnings per share amounts as if compensation expense was recognized for all options granted (note 3). The proforma amounts are as follows:

	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Reported net income	$316,941	1,967,704	527,171	1,175,191
Stock-based employee compensation
expense, net of related tax effects	46,319	19,721	92,638	39,442

Pro forma net income	$270,622	1,947,983	434,533	1,135,749

Reported basic and diluted net income per share	$.06	.38	.10	.23
Pro forma basic and diluted net income per share	$.05	.38	.08	.22

10.	Income (Loss) Per Share

Excluded from the computation of diluted earnings per share at June 30, 2005 were options to purchase approximately 690,000 common shares, with an average exercise price of $4.18, because the effect would have been anti-dilutive. Excluded from the computation of diluted earnings per share at June 30, 2004 were options to purchase approximately 277,000 common shares, with an average exercise price of $7.01, because the effect would have been anti-dilutive.

11.	Legal Proceedings

The Company is a defendant along with a number of other parties in approximately 123 lawsuits as of June 30, 2005(approximately 123 lawsuits as of December 31, 2004)alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 — July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate its position. The Company has contacted representatives of the Company’s excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company’s consolidated financial position or results of operations.

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

13.	Statements of Cash Flows

Supplemental disclosures of cash flow information:

	Six months Ended
	June 30, 2005	June 30, 2004
Interest received	$18,705	$257
Interest paid	$234,430	$206,308
Income taxes paid	$32,264	$5,000

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

Currently, the Company has one operating segment, its precision miniature medical and electronics products segment. In the past the Company had operated three segments, precision miniature medical and electronics products segment, heat technology segment, and tire holders, lifts and related products segment. In 2001, the Company began focusing on its precision miniature medical and electronics products segment and developing plans to exit the businesses that comprised the heat technology segment, and tire holders, lifts and related products segment. The Company exited the tire holders, lifts and related products business in 2003 and exited the heat technology segment on June 30, 2005. The Company classified its heat technology segment as discontinued operations in 2004.

With the completed sale of the burner and components business, the Company has successfully completed the shift from its traditional business segments to the emerging prospects in its precision miniature medical and electronic products business. To reflect the Company’s redefined focus, it has changed its name to IntriCon Corporation.

The Company manufactures micro-miniature components, systems and molded plastic parts for hearing instruments, medical equipment, electronics, telecommunications and computer industry manufacturers. These components consist of volume controls, microphones, trimmer potentiometers and switches. The Company also manufactures hybrid amplifiers and integrated circuit components (“hybrid amplifiers”), along with faceplates for in-the-ear and in-the-canal hearing instruments. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer’s individualized specifications. Sales to hearing instrument manufacturers represented approximately 51% of net sales for the Company’s precision miniature medical and electronic products business in the first six months of fiscal 2005.

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

The Company has also expanded its micro-miniature components business through the manufacture of thermistors and film capacitors. The Company manufactures and sells thermistors and thermistor assemblies, which are solid state devices that produce precise changes in electrical resistance as a function of any change in absolute body temperature. The Company’s Surge-Gard TM product line, an inrush electric current limiting device used primarily in computer power supplies, represented approximately 5% of the Company’s sales in the first six months of fiscal 2005. The balance of sales represent various industrial, commercial and military sales for thermistor and thermistor assemblies to domestic and international markets.

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, are forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to:

•	statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” such as, new digital products to gain market share, recovery of the telecommunications market, potential growth in the Company’s medical profits, future gross profit margins, future cost savings, net operating loss carryforwards, the impact of future cash flows, the ability to maintain financial covenants, the ability to meet working capital requirements, future level of funding of employee benefit plans, the ability to negotiate extension on purchases, the impact of foreign currencies and litigation; and

•	statements in “Notes to the Company’s Condensed Consolidated Financial Statements”.

Forward-looking statements also include, without limitation, statements as to the Company’s:

•	expected future results of operations and growth;

•	ability to meet working capital requirements;

•	business strategy;

•	expected benefits from staff reductions;

•	expected increases in operating efficiencies;

•	anticipated trends in the hearing-health market; and

•	estimate of goodwill impairment and amortization expense of the intangible assets.

In addition, forward-looking statements also include the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

•	the ability to implement the Company’s business strategy;

•	risks arising in connection with the insolvency of Selas SAS, and potential liabilities and actions arising in connection therewith;

•	the volume and timing of orders received by the Company;

•	changes in estimated future cash flows;

•	foreign currency movements in markets the Company services;

•	changes in the global economy and financial markets;

•	changes in the mix of products sold;

•	acceptance of the Company’s products;

•	reliance on two customers in the Company’s medical products business;

•	competitive pricing pressures;

•	pending and potential future litigation;

•	availability of electronic components for the Company’s products;

•	ability to create and market products in a timely manner;

•	ability to pay debt when it comes due; and

•	the risks associated with terrorist attacks, war and threats of attacks.

For a description of these and other risks see “Risk Factors” in Part 1, Item 1: Business in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

2005 compared with 2004

Sales, net

Consolidated net sales for the three and six months ended June 30, were as follows (in thousands):

			Change
	2005	2004	Dollars	Percent
Three months ended June 30	$11,601	$8,354	$3,247	38.9%

Six months ended June 30	$21,388	$17,692	$3,696	20.9%

The Company’s sales for both the three and six months ended June 30, 2005 increased for all four product sectors over the same periods in the prior year. For the quarter ended June 30, 2005 sales increased by 123.8% for professional audio and military products, 75.9% for medical products, 28.3% for hearing health products, and 4.9% for electronics products. For the six months ended June 30, 2005 sales increased by 12.1% for professional audio and military products, 75.9% for medical products, 19.2% for hearing health products, and 5.5% for electronics products. The sales increase for professional audio and military products was primarily due to sales of a new microphone to a specific customer; for hearing health products the increase was primarily due to new product offerings in the Company’s advance line of amplifier assemblies and systems based on Digital Signal Processing (DSP). The sales increase for medical products was due to strengthened orders for design and contract manufacturing with several medical OEM customers. The sales increase for electronics products was primarily attributable to thermistor sales to a specific customer.

Gross profit

Gross profit margins for the three and six months ended June 30 were as follows (in thousands):

	2005		Restated 2004		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Three months ended June 30	$3,411	29.4%	$2,058	24.6%	$1,353	4.8%

Six months ended June 30	$5,793	27.1%	$4,479	25.3%	$1,314	1.8%

The gross profit margin as a percentage of sales, improved over the three and six month periods ended June 30, 2005 from the previous year periods due to higher sales and lower manufacturing costs for some products which are now manufactured in Asia.

Selling, general and administrative expenses (SG&A)

Selling, general and administrative expenses (SG&A) for the three months ended June 30 were as follows (in thousands):

	2005		Restated 2004		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Selling	$884	7.6%	$937	11.2%	$(53)	(5.7)%
General and administrative	1,284	11.1%	1,330	15.9%	$(46)	(3.5)%
Research and development	359	3.1%	415	5.0%	$(56)	(13.5)%

Selling, general and administrative expenses (SG&A) for the six months ended June 30 were as follows (in thousands):

	2005		Restated 2004		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Selling	$1,688	7.9%	$1,928	10.9%	$(240)	(12.4)%
General and administrative	2,537	11.9%	2,895	16.3%	$(358)	(12.4)%
Research and development	766	3.6%	876	5.0%	$(110)	(12.6)%

The lower selling, administrative, and research and development expense for the three and six month periods ended June 30, 2005 as compared to the prior year periods was the result of a reduction in staffing that occurred in November 2004. The staffing adjustment was a combination of reductions due to the transfer of a portion of manufacturing to an overseas operation and an effort to streamline administrative functions.

Operating income

There was a decrease in operating income for the three and six months ended June 30, 2005, of $1.6 million and $1.1 million, respectively, compared to the prior year periods because the three and six months ended June 30, 2004 included a gain on sale of our Dresher property of approximately $3.1 million. This had been carried on the balance sheet under the title, “Asset held for sale”.

Interest expense

Interest expense for the three and six months ended June 30, 2005 was $108,000 and $220,000 respectively, compared to $152,000 and $248,000 for the same periods in 2004, respectively. The decrease from the prior year’s expense was due to the lower outstanding debt balance, partially offset by higher interest rates.

Interest income

Interest income for the three and six months ended June 30, 2005 was $20,000 and $19,000, respectively, compared to $1,000 for the same periods in 2004. The increase in 2005 interest income was attributable to interest on the note receivable from the buyer of the discontinued operations that were sold on March 31, 2005.

Other income

Other income for the three and six months ended June 30, 2005 was $71,000 and $107,000 respectively, compared to $4,000 and $99,000 for the same periods in 2004, respectively. The increase in other income in 2005 was attributable to the sale of securities the Company had received in settlement of an outstanding debt with one of its former customers. The majority of the other income in 2004 was attributable to foreign exchange gain on a portion of the Company’s debt that was Euro denominated until its amendment in March 2004.

Income taxes

Income taxes for the three and six months ended June 30, 2005 were $193,000 and $288,000, respectively, compared to $979,000 and $1.1 million for the same periods in 2004, respectively. The effective tax rates for the three and six months ended June 30, 2005 were 22.2% and 40.7% respectively, compared to 41.8% and 62.9% for the same periods in 2004. The higher effective rate for the three and six months ended June 30, 2004 was primarily due to the elimination of the deferred tax asset of $890,230. The effective rate in 2005 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for Federal income tax purposes and, consequently, no expense from the current period domestic operating income was recognized.

Income (loss) from continuing operations

For the three and six months ended June 30, 2005, the net income from continuing operations was $673,000 and $420,000, respectively, compared with a net income of $1.4 million and $645,000 for the same periods in 2004, respectively. The net income from continuing operations in 2004 was attributable to a gain of $3.1 million on an asset held for sale.

Discontinued Operations

Discontinued operations generated a net loss of $356,000 for the three months ended June 30, 2005 and net income of $107,000 for the six months ended June 30, 2005, compared to a net income of $609,000 and $530,000 for the three and six months ended June 30, 2004, respectively. The loss for the three months ended June 30, 2005 was a result of a purchase price adjustment related to the sale of the discontinued operations that were sold on March 31, 2005. As of this date no additional purchase price adjustments regarding the sale of the discontinued operations are expected. The income for the six months ended June 30, 2005 included a gain on the sale of these operations of $184,000. See note 4 of the Consolidated Condensed Financial Statements.

Liquidity and Capital Resources

Consolidated net working capital increased $400,000 to approximately $2.5 million at June 30, 2005 compared to $2.1 million December 31, 2004. The increase was mainly attributable to the sales of the discontinued operations and the pay down of debt from the proceeds. Other factors included increases in inventory, accounts receivable and accounts payable related to the increase in sales for the quarter.

The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows (in thousands):

	Six months Ended
	June 30, 2005	Restated June 30, 2004
Cash provided (used) by:
Continuing operations	$(190)	$(1,205)
Discontinued operations *	3,102	816
Investing activities	(791)	3,303
Financing activities	(2,204)	(2,786)
Effect of exchange rate changes on cash	(8)	(53)

Increase (decrease) in cash	$(91)	$75

*Includes proceeds from the sale of discontinued operations of $2.8 million.

The Company had the following bank arrangements (in thousands):

	June 30, 2005	December 31, 2004
Total availability under existing facilities	$5,065	$7,056

Borrowings and commitments:
Notes payable	3,222	3,740
Current maturities of long-term debt	—	1,458

Total outstanding borrowings and commitments	3,222	5,198

Remaining availability under existing facilities	$1,843	$1,858

Borrowings under the majority of the Company’s credit facilities bear interest at prime plus 3%. See Note 7 of the Consolidated Condensed Financial Statements.

In March 2005, the Company and its domestic subsidiaries entered into an amended and restated revolving credit loan facility maturing April 1, 2006 for which borrowings of $4,500,000 could be outstanding at any one time. The Company had borrowings of approximately $2,743,000 as of June 30, 2005 bearing an interest rate of 9.25% (prime plus 3.0%). The loan carries a commitment fee of .25% per annum, payable on the unborrowed portion of the line. After the Company’s discontinued operations were sold on June 30, 2005 the maximum outstanding balance of the facility was reduced to $4,000,000, representing a permanent reduction in the Company’s availability under the facility.

In addition, the Company’s operation in Singapore maintains an overdraft and letter of credit facility which as of June 30, 2005, had outstanding borrowings of approximately $479,000, bearing an interest rate of 6.0%. Remaining availability under this facility as of June 30, 2005 was $586,000.

The Company and its domestic subsidiaries entered into a $1,458,470 note scheduled to mature April 1, 2006. This facility required quarterly principal payments of $300,000 commencing March 31, 2004 and bore interest of 8.75% (prime plus 3.0%). Proceeds from the sale the Company’s burner and components business which was sold on March 31, 2005, were used to payoff the loan on April 1, 2005, representing a permanent reduction in the Company’s availability under the facility.

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

Recent Accounting Pronouncements

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company’s revenue recognition, accounts receivable reserves, inventory reserves, discontinued operations, goodwill, long-lived assets and deferred taxes policies. These and other significant accounting policies, except for revenue recognition which is described in the paragraphs below, are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the financial statements contained in or incorporated by reference in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004.

The Company’s continuing operations recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Under contractual terms shipments are generally FOB shipment point.

Customers have 30 days to notify the Company if the product is damaged or defective. Beyond that, there are no significant obligations that remain after shipping other than warranty obligations. Contracts with customers do not include product return rights, however, the Company may elect in certain circumstances to accept returns for product. The Company records revenue for product sales net of returns. Net sales also include amounts billed to customers for shipping and handling, if applicable. The corresponding shipping and handling costs are included in the cost of sales.

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. While the Company’s warranty costs have historically been within its expectations, the Company cannot guarantee that it will continue to experience the same warranty return rates or repair costs that it has experienced in the past.

ITEM 3.    Quantitative and Qualitative Disclosures About Market Risk

For information regarding the Company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004. There have been no material changes in the Company’s portfolio of financial instruments or market risk exposures which have occurred since December 31, 2004.

ITEM 4.    Controls and Procedures

On May 31, 2005, the Company concluded, after discussions among the Audit Committee of the Board of Directors of the Company and management, that it would restate financial results for the years 2000 through 2004 in order to correct the accounting for certain research and development expenditures that were erroneously capitalized on the balance sheet instead of being recorded as charges on the statement of operations. The methodology for accounting for the Company’s research and development expenses was corrected prior to the end of the quarter covered by this report and the Company initiated the policies and procedures described below:

•	The Company implemented education programs within the Company to ensure that all finance and accounting employees are adequately trained and supervised in the application of US GAAP.

•	The Company created stronger communication protocols and relationships between the Company’s management and its finance and accounting personnel to ensure for proper accounting analysis and treatment.

•	The Company added internal review controls to insure that capitalized projects appearing on the balance sheet are reviewed and approved by management on a quarterly basis.

The Company also restated its financial statements and corrected its accounting practices as further described in Note 2 of the Notes to Consolidated Condensed Financial Statements.

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2005 (the “Disclosure Controls Evaluation”). Based upon the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the Securities and Exchange Commission’s rules and forms.

Other than disclosed above, there were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.    Legal Proceedings

The information contained in Notes 11 and 12 to the Consolidated Condensed Financial Statements in part 1 of this quarterly report is incorporated by reference herein.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.    Defaults upon Senior Securities

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

The 2005 Annual Meeting of Shareholders of the Company was held on May 4, 2005, adjourned to and reconvened May 18, 2005.

At the 2005 Annual Meeting on May 18, 2005:

Mr. Robert N. Masucci was elected to the Board of Directors of the Company for terms expiring at the 2008 Annual Meeting. In the election, 2,191,725 votes were cast for Mr. Masucci. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed at the 2005 Annual Meeting by the holders of 2,706 shares withheld authority to vote for Mr. Masucci. The terms of the following directors continued after the Annual Meeting: Michael J. McKenna, Nicholas A. Giordano, and Mark S. Gorder.

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

INTRICON CORPORATION (Registrant)

Date: August 12, 2005	By:	/s/ Mark S. Gorder

Mark S. Gorder President and Chief Executive Officer (principal executive officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002