Form 10-Q
period 2005-09-30
INTRICON CORP
filed 2005-11-14
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2005

OR

☐     TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ________________ to ________________

COMMISSION FILE NUMBER 1-5005

INTRICON CORPORATION
(EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

PENNSYLVANIA	23-1069060
(State or Other Jurisdiction of	(IRS Employer Identification No.)
Incorporation or Organization)

1260 Red Fox Road, Arden Hills, Minnesota 55112 (Address of Principal Executive Offices)	(651) 636-9770 (Registrant’s Telephone Number, Including Area Code)

Not Applicable
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

☐ YES       ☒ NO

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

☐ YES       ☒ NO

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

COMMON SHARES, $1.00 PAR VALUE	5,149,814 (exclusive of 515,754
CLASS	treasury shares)
OUTSTANDING AT November 7, 2005

INTRICON CORPORATION

I N D E X

PART I:   FINANCIAL INFORMATION

ITEM 1.    Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
Assets

	September 30, 2005 (Unaudited)	December 31, 2004 (Restated)
Current assets:

Cash	$457,737	$246,430

Restricted cash	59,172	449,613

Accounts receivable (less allowance for doubtful accounts of $200,000
in 2005 and $177,000 in 2004)	7,095,751	4,996,705

Inventories	5,939,624	4,287,643

Refundable income tax	20,361	46,163

Other current assets	408,144	379,318

Assets of discontinued operations	—	6,834,256

Total current assets	13,980,789	17,240,128

Property, plant and equipment:

Land	170,500	170,500
Buildings	1,732,914	1,732,914
Machinery and equipment	26,531,346	25,635,452

	28,434,760	27,538,866

Less: Accumulated depreciation	21,574,807	20,260,792

Net property, plant and equipment	6,859,953	7,278,074

Note receivable from sale of discontinued operations	575,000	—

Goodwill	5,292,564	5,264,585

Other assets, net	1,190,540	1,156,449

	$27,898,846	$30,939,236

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
Liabilities and Shareholders’ Equity

	September 30, 2005 (Unaudited)	December 31, 2004 (Restated)
Current liabilities:

Notes payable	$608,594	$3,740,393

Checks written in excess of cash	716,821	665,098

Current maturities of long-term debt	192,338	1,458,470

Accounts payable	2,783,811	2,211,909

Income taxes payable	264,203	—

Customer’s advance payments on contracts	35,433	75,000

Liabilities of discontinued operations	—	4,266,899

Other accrued liabilities	2,623,470	2,638,889

Total current liabilities	7,224,670	15,056,658

Long term debt, less current maturities	4,213,587	—

Other postretirement benefit obligations	2,363,469	2,710,106

Deferred income taxes	29,586	143,902

Accrued pension liabilities	903,581	900,713

Total liabilities	14,734,893	18,811,379

Commitments and contingencies (Notes 12 and 14)

Shareholders’ equity:

Common shares, $1 par; 10,000,000 shares authorized; 5,665,568 shares issued	5,665,568	5,644,968

Additional paid-in capital	12,053,590	12,025,790

Accumulated deficit	(3,028,088)	(3,680,704)

Accumulated other comprehensive loss	(262,039)	(597,119)

Less: 515,754 common shares held in treasury, at cost	(1,265,078)	(1,265,078)

Total shareholders' equity	13,163,953	12,127,857

	$27,898,846	$30,939,236

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	September 30, 2005	September 30, 2004 (Restated)
Sales, net	$11,896,464	$8,524,215

Cost of sales	8,989,356	6,849,639

Gross margin	2,907,108	1,674,576

Operating expenses:

Selling expense	826,852	889,371
General and administrative expense	1,291,753	1,245,042
Research and development expense	479,549	424,083

Total operating expenses	2,598,154	2,558,496

Operating income (loss)	308,954	(883,920)

Interest expense	(65,679)	(102,863)
Interest income	16,310	1,715
Other income, net	11,587	17,822

Income (loss) from continuing operations before income taxes	271,172	(967,246)

Income tax expense	96,993	7,534

Income (loss) from continuing operations	174,179	(974,780)

Income (loss)from discontinued operations, net of income tax expense	(48,732)	969,602

Net income (loss)	$125,447	$(5,178)

Income (loss) per share:
Basic:
Continuing operations	$.03	$(.19)
Discontinued operations	(.01)	.19

	$.02	$(.00)

Diluted:
Continuing operations	$.03	$(.19)
Discontinued operations	(.01)	.19

	$.02	$(.00)

Average shares outstanding:

Basic	5,132,692	5,129,214
Diluted	5,384,767	5,129,214

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(Unaudited)

	Nine months Ended
	September 30, 2005	September 30, 2004 (Restated)
Sales, net	$33,284,010	$26,216,712

Cost of sales	24,583,421	20,063,282

Gross margin	8,700,589	6,153,430

Operating expenses:

Selling expense	2,515,066	2,817,667
General and administrative expense	3,828,688	4,140,429
Research and development expense	1,245,303	1,299,866

Total operating expenses	7,589,057	8,257,962

Gain on sale of asset held for sale	—	3,109,627

Operating income	1,111,532	1,005,095

Interest expense	(285,344)	(350,765)
Interest income	34,892	1,834
Other income, net	118,341	118,300

Income from continuing operations before income taxes	979,421	774,464

Income tax expense	385,414	1,103,944

Income (loss) from continuing operations	594,007	(329,480)

Income from discontinued operations, net of income tax expense	58,609	1,499,493

Net income	$652,616	$1,170,013

Income (loss) per share:
Basic:
Continuing operations	$.11	$(.06)
Discontinued operations	.01	.29

	$.12	$.23

Diluted:
Continuing operations	$.11	$(.06)
Discontinued operations	.01	.29

	$.12	$.23

Average shares outstanding:

Basic	5,130,373	5,129,214
Diluted	5,202,814	5,129,214

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine months Ended
	September 30, 2005	September 30, 2004 (Restated)
Cash flows from operating activities:
Net income	$652,616	$1,170,013
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Income (loss) from discontinued operations	(58,609)	(1,313,367)
Depreciation and amortization	1,533,079	1,722,943
Provision for deferred income taxes	(112,727)	890,230
Gain on disposition of property	(1,189)	(1,684)
Gain on sale of asset held for sale	—	(3,109,627)
Changes in operating assets and liabilities:
Accounts receivable	(2,509,165)	(1,257,150)
Inventories	(1,709,617)	1,502,016
Other assets	(770,573)	690,707
Accounts payable	868,088	(486,004)
Accrued expenses	431,707	(892,209)
Customer advances	(39,567)	(7,314)
Other liabilities	(359,143)	44,654

Net cash used by continuing operations	(2,075,100)	(1,046,792)
Net cash provided by discontinued operations	3,095,196	660,609

Net cash provided (used) by operating activities	1,020,096	(386,183)

Cash flows from investing activities:
Proceeds from sale of assets	2,950	3,800
Proceeds from sale of asset held for sale	—	3,649,802
Purchases of property, plant and equipment	(1,071,170)	(643,852)

Net cash provided (used) by investing activities	(1,068,220)	3,009,750
Net cash used by discontinued operations	—	(29,464)

Net cash provided (used) by investing activities	(1,068,220)	2,980,286

Cash flows from financing activities:
(Repayment) Proceeds from bank borrowings	92,701	1,257,930
Repayments of short-term bank borrowings	(3,171,447)	(432,806)
Proceeds from long term borrowings	4,371,900	800,001
Change in checks written in excess of cash	51,723	—
Change in restricted cash	386,282	—
Repayments of long-term debt	(1,458,470)	(3,794,110)

Net cash provided (used) by financing activities	272,689	(2,168,985)

Effect of exchange rate changes on cash	(13,258)	(43,887)

Net increase in cash and cash equivalents	211,307	381,231
Cash and cash equivalents, beginning of period	246,430	624,866

Cash and cash equivalents, end of period	$457,737	$1,006,097

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s consolidated financial position as of September 30, 2005 and December 31, 2004, and the consolidated results of its operations for the three and nine months ended September 30, 2005 and 2004.

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

Burners and Components Business – In the third quarter of 2004, the Company reacquired Selas Waermetechnik GmbH, which was previously part of Selas SAS. Selas SAS filed insolvency in August of 2003. The Company recorded an extraordinary gain of approximately $684,000 on the reacquisition of Selas Waermetechnik, GmbH. In 2003, the Company initiated its plan to sell the remainder of its Heat Technology segment. This segment, which was sold on March 31, 2005, consisted of the operating assets of Selas Corporation of America, located in Dresher, Pennsylvania, Nippon Selas located in Tokyo, Japan and Selas Waermetechnik located in Ratingen, Germany. This business generated sales of $2.1 million, and $1.6 million and net income of $59,000 and $892,000 for the nine months ended September 30, 2005 and 2004, respectively. The net income for the nine months ended September 30, 2005, included a gain on the sale of the operations of $135,000. The total purchase price was approximately $3.7 million, subject to adjustment, of which approximately $2.8 million was paid in cash on April 1, 2005, and $900,000 was paid in the form of a subordinated promissory note. An adjustment to the purchase price of approximately $352,000 was recorded in the quarter ended June 30, 2005.

The consolidated condensed financial statements reflect the Company’s presentation of discontinued operations. A recap of discontinued operations for the three and nine months ended September 30 is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Income (loss) from operations
Gain (loss) from Sale of Discontinued operations	$(48,732)	$—	$135,050	$—
Gain on acquisition of SWT	—	683,630	—	683,630
Small furnace	—	(1,518)	—	(75,857)
Burners and components	—	287,490	(76,441)	891,720

	$(48,732)	$969,602	$58,609	$1,499,493

5.	Business Segment Information

The Company has made a strategic decision to focus its future on the Precision Miniature Medical and Electronics products business. The Company sold the remaining operations of its Heat Technology business of the Burners and Components business on March 31, 2005. As a result of this decision and other divestures the Company has made over the past three years, the Company now operates in only one segment.

6.	Inventories consist of the following at:

	September 30, 2005	December 31, 2004
Raw material	$2,946,816	$2,240,194
Work-in-process	1,658,117	1,008,706
Finished products and components	1,334,691	1,038,743

	$5,939,624	$4,287,643

7.	Short and Long Term Debt

Short and long term debt at September 30, 2005 and December 31, 2004 are summarized as follows:

	September 30, 2005	December 31, 2004
Domestic Asset-Based Revolving Credit Facility	$2,635,541	$3,171,447
Foreign Overdraft and Letter of Credit Facility	642,619	568,946
Domestic Term Loans (Real Estate Based in 2005)	1,481,000	1,458,470
Domestic Equipment Leases Term Loan	255,359	—

	$5,014,519	$5,198,863
Less: Current maturities	(800,932)	(5,198,863)

Total Long Term Debt	$4,213,587	$—

The Company has a series of loan facilities available to it including a $5,500,000 domestic asset-based revolving credit facility supported by a borrowing base, to mature on August 31, 2008 with annual interest computed at the greater of 5.25%, or 0.5% over prime. The Company also has a $1,500,000 domestic real estate term loan supported by the Company’s Vadnais Heights, MN manufacturing facility, amortized on a 12-year schedule, to mature on August 31, 2008 with annual interest computed at the greater of 5.25%, or 0.75% over prime. The Company also has an unutilized $1,000,000 domestic equipment term loan amortized on a five-year schedule, to mature on August 31, 2008 with annual interest computed at the greater of 5.25%, or 0.75% over prime. The domestic asset-based revolving facility carries a commitment fee of 0.25% per annum, payable on the unborrowed portion of the line. Additionally, the entire package of credit lines carries with it an annual fee of $27,500 due on August 31, 2006, 2007, and 2008.

The $8,000,000 domestic program ($5,500,000 revolver, $1,500,000 real estate, and $1,000,000 equipment line) also provides for one-, three- and six-month London Interbank Offered Rate (LIBOR) interest rate options at the applicable LIBOR rate plus 3.25% for the revolver, or 3.50% for the term loans.

In addition to the Company’s domestic facilities, the Company’s operation in Singapore maintains an overdraft and letter of credit facility which as of September 30, 2005, had outstanding borrowings of $642,619.

At September 30, 2005 the Company was in compliance with all terms of the agreements in all of its credit facilities.

The terms of the domestic loan agreements require monthly interest payments on the revolving line with a balloon payment due at the end of the loan, and monthly interest and principal payments on the real estate and equipment lines consistent with their respective 12-year and five-year amortization periods.

Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control.

We believe that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities, and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs through September 30, 2006. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that the Company will meet its liquidity needs through September 30, 2006, no assurance can be given that the Company will be able to do so.

8.	Income Taxes

Income taxes for the three and nine months ended September 30, 2005 were $97,000 and $385,000, respectively, compared to $8,000 and $1.1 million for the same periods in 2004, respectively. The effective tax rates for the three and nine months ended September 30, 2005 were 35.8% and 39.3%, respectively, compared to (1.5) % and 142.5% for the same periods in 2004, respectively. Taxes for the three months ended September 30, 2004 were primarily due to income taxes on foreign operations. The higher effective rate for the nine months ended September 30, 2004 was primarily due to the elimination of the deferred tax asset of $890,230. The effective rate in 2005 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for Federal income tax purposes and, consequently, no expense from the current period domestic operating income was recognized.

9.	Stockholders’ Equity and Stock-based Compensation

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Company’s employee stock option plan:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Basic – weighted shares outstanding	5,132,692	5,129,214	5,130,373	5,129,214
Weighted shares assumed upon exercise of stock options	252,075	—	72,441	—

Diluted – weighted shares outstanding	5,384,767	5,129,214	5,202,814	5,129,214

The dilutive impact summarized above relates to the periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted.

The Company has adopted the disclosure provision of SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. SFAS No. 148 amends the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation.

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

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Reported net income (loss)	$125,447	$(5,178)	$652,616	$1,170,013
Stock-based employee compensation expense, net of related tax effects	46,319	19,721	138,957	59,163

Pro forma net income (loss)	79,128	(24,899)	513,660	1,110,850

Reported basic and diluted net income per share	$.02	$(.00)	$.12	$.23
Pro forma basic and diluted net income per share	$.01	$(.00)	$.10	$.22

10.	Income (Loss) Per Share

Excluded from the computation of diluted earnings per share at September 30, 2005 were options to purchase approximately 199,000 common shares, with an average exercise price of $8.32, because the effect would have been anti-dilutive. Excluded from the computation of diluted earnings per share at September 30, 2004 were options to purchase approximately 277,000 common shares, with an average exercise price of $7.01, because the effect would have been anti-dilutive.

11.	Comprehensive Income

The components of comprehensive income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004
Net income (loss)	$125,447	$(5,178)	$652,616	$1,170,013
Gain (loss) on foreign currency translation adjustment	(12,616)	(12,869)	335,080	(35,511)

Comprehensive income (loss)	$112,831	$(18,047)	$987,696	$1,134,502

Accumulated other comprehensive loss totaled ($262,000) and ($597,000) at September 30, 2005 and December 31, 2004, respectively.

12.	Legal Proceedings

The Company is a defendant along with a number of other parties in approximately 122 lawsuits as of September 30, 2005 (approximately 123 lawsuits as of December 31, 2004) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 – July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate its position. The Company has contacted representatives of the Company’s excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company’s consolidated financial position or results of operations.

As more fully described in Note 14, the Company’s wholly owned French subsidiary, Selas SAS filed insolvency in France and is being managed by a court appointed judiciary administrator. The Company may be subject to additional litigation or liabilities as a result of the French insolvency.

The Company is also involved in other lawsuits arising in the ordinary course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company’s consolidated financial position, liquidity, or results of operations.

13.	Related-Party Transactions

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total rent expense incurred under the lease was approximately $368,000 for 2004, $336,000 for 2003 and $330,000 for 2002. Annual lease commitments approximate $368,000 through October 2011.

14.	Subsidiary Insolvency

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

15.	Statements of Cash Flows

Supplemental disclosures of cash flow information:

	Nine months Ended
	September 30, 2005	September 30, 2004
Interest received	$34,875	$1,932
Interest paid	$321,406	$322,171
Income taxes paid	$32,264	$5,800

16.	Subsequent Events

On October 6, 2005, RTI Electronics acquired the assets of Amecon Inc. Amecon is primarily engaged in the research, development, manufacture, marketing and sale of toroidal power and low voltage instrument transformers, current sense transformers and filter inductors, magnetic amplifiers, AC/DC load sensors. The purchase price for the assets was $1,300,000 (subject to adjustment based on the fair market valuation of the acquired assets and certain sales targets) and required a $10,000 initial deposit and $240,000 payment made at the time of closing. The unpaid balance will be paid in four equal annual installments beginning on October 6, 2006. The unpaid balance will bear interest at an annual rate of 5%, which shall be payable annually with each principal payment. The purchase price allocation will be finalized in the fourth quarter.

The unaudited proforma results of operations for the three and nine months ended September 30, 2005 and 2004 as a result of this acquisition is not material to the historical financial statements.

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

With the completed sale of the burner and components business, the Company has successfully completed the shift from its traditional business segments to the emerging prospects in its precision miniature medical and electronic products business. To reflect the Company’s redefined focus, it changed its name to IntriCon Corporation.

The Company manufactures micro-miniature components, systems and molded plastic parts for hearing instruments, medical equipment, electronics, telecommunications and computer industry manufacturers. These components consist of volume controls, microphones, trimmer potentiometers and switches. The Company also manufactures hybrid amplifiers and integrated circuit components (“hybrid amplifiers”), along with faceplates for in-the-ear and in-the-canal hearing instruments. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer’s individualized specifications. Sales to hearing instrument manufacturers represented approximately 52% of net sales for the Company’s precision miniature medical and electronic products business in the first nine months of fiscal 2005.

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

The Company has also expanded its micro-miniature components business through the manufacture of thermistors and film capacitors. The Company manufactures and sells thermistors and thermistor assemblies, which are solid state devices that produce precise changes in electrical resistance as a function of any change in absolute body temperature. The Company’s Surge-Gard TM product line, an inrush electric current limiting device used primarily in computer power supplies, represented approximately 5% of the Company’s sales in the first nine months of fiscal 2005. The balance of sales represents various industrial, commercial and military sales for thermistor and thermistor assemblies to domestic and international markets.

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
  changes in the mix of products sold;
  acceptance of the Company's products;
  reliance on two customers in the Company’s medical products business;
  competitive pricing pressures;
  pending and potential future litigation;
  availability of electronic components for the Company’s products;
  ability to create and market products in a timely manner;
  ability to pay debt when it comes due; and
  the risks associated with terrorist attacks, war and threats of attacks.

For a description of these and other risks see “Risk Factors” in Part 1, Item 1: Business in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004 or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

2005 compared with 2004

Sales, net

Consolidated net sales for the three and nine months ended September 30, were as follows (in thousands):

	Restated		Change
	2005	2004	Dollars	Percent
Three months ended September 30	$11,896	$8,524	$3,372	39.6%

Nine months ended September 30	$33,284	$26,217	$7,067	27.0%

The Company’s sales for the three months ended September 30, 2005 increased for three of the four product sectors over the same periods in the prior year. For the quarter ended September 30, 2005 sales increased by 65.9% for medical products, 56.7% for hearing health products, and 23.7% for professional audio and military products. The electronic sales decreased slightly, 3.4%, over the same period in the prior year. The Company’s sales for the nine months ended September 30, 2005 increased for all four product sectors over the same periods in the prior year. For the nine months ended September 30, 2005 sales increased by 71.9% for medical products, 30.8% for hearing health products, 15.4% for professional audio and military products, and 2.4% for electronics products. The sales increase for medical products was due to strengthened orders for design and contract manufacturing with several medical OEM customers; for hearing health products the increase was primarily due to new product offerings in the Company’s advance line of amplifier assemblies and systems based on Digital Signal Processing (DSP); for professional audio and military products the increase was primarily due to sales of a new microphone to a specific customer.

Gross profit

Gross profit margins for the three and nine months ended September 30, were as follows (in thousands):

	2005		Restated 2004		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Three months ended June 30	$2,907	24.4%	$1,675	19.7%	$1,232	4.7%
Nine months ended June 30	$8,701	26.1%	$6,153	23.5%	$2,548	2.6%

The gross profit margin as a percentage of sales, improved over the three and nine month periods ended September 30, 2005 from the previous year periods due to higher sales and lower manufacturing costs for some products which are now manufactured in Asia.

Selling, general and administrative expenses (SG&A)

Selling, general and administrative expenses (SG&A) for the three months ended September 30 were as follows (in thousands):

	2005		Restated 2004		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent Increase/ (Decrease)
Selling	$827	7.0%	$889	10.4%	$(62)	(7.0)%
General and administrative	1,292	10.9%	1,245	14.6%	47	3.8%
Research and development	480	4.0%	424	5.0%	56	13.2%

Selling, general and administrative expenses (SG&A) for the nine months ended September 30 were as follows (in thousands):

	2005		Restated 2004		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent Increase/ (Decrease)
Selling	$2,515	7.6%	$2,818	10.7%	$(303)	(10.8)%
General and administrative	3,829	11.5%	4,140	15.8%	(311)	(7.5)%
Research and development	1,245	3.7%	1,300	5.0%	(55)	(4.2)%

The lower selling, general and administrative, and research and development expense for nine month period ended September 30, 2005 as compared to the prior year period was the result of a reduction in staffing that occurred in November 2004. The staffing adjustment was a combination of reductions due to the transfer of a portion of manufacturing to our overseas operation and an effort to streamline administrative functions. In order to support the substantial growth in our second and third quarters, various investments were made in selling, general and administrative, and research and development areas during the three month period ending September 30, 2005.

Operating income (loss)

Operating income for the three and nine months ended September 30, 2005 was $309,000 and $1,112,000 respectively, compared to $(884,000) and $1,005,000 for the same periods in 2004, respectively. The nine months ended September 30, 2004 included a gain on sale of our Dresher property of approximately $3.1 million.

Interest expense

Interest expense for the three and nine months ended September 30, 2005 was $66,000 and $285,000 respectively, compared to $103,000 and $351,000 for the same periods in 2004, respectively. The decrease from the prior year’s expense was due to the lower outstanding debt balance, partially offset by higher interest rates.

Interest income

Interest income for the three and nine months ended September 30, 2005 was $16,000 and $35,000, respectively, compared to $2,000 for the same three and nine month periods in 2004. The increase in 2005 interest income was attributable to interest on the note receivable from the buyer of the discontinued operations that were sold on March 31, 2005.

Other income

Other income for the three and nine months ended September 30, 2005 was $12,000 and $118,000 respectively, compared to $18,000 and $118,000 for the same periods in 2004, respectively. The increase in other income in the third quarter of 2005 was attributable to the sale of securities the Company had received in settlement of an outstanding debt with one of its former customers. The majority of the other income in 2004 was attributable to foreign exchange gain on a portion of the Company’s debt that was Euro denominated until its amendment in March 2004.

Income taxes

Income taxes for the three and nine months ended September 30, 2005 were $97,000 and $385,000, respectively, compared to $8,000 and $1.1 million for the same periods in 2004, respectively. The effective tax rates for the three and nine months ended September 30, 2005 were 35.8% and 39.3% respectively, compared to (1.5) % and 142.5% for the same periods in 2004, respectively. Taxes for the three months ended September 30, 2004 were primarily due to income taxes on foreign operations. The higher effective rate for the nine months ended September 30, 2004 was primarily due to the elimination of the deferred tax asset of $890,230. The effective rate in 2005 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for Federal income tax purposes and, consequently, no expense from the current period domestic operating income was recognized.

Income (loss) from continuing operations

For the three and nine months ended September 30, 2005, the net income from continuing operations was $174,000 and $594,000, respectively, compared with a loss from continuing operations of $975,000 and $329,000 for the same periods in 2004, respectively. The nine months ended September 30, 2004 included a gain of $3.1 million on an asset held for sale.

Discontinued Operations

Discontinued operations generated a net loss of $49,000 for the three months ended September 30, 2005 and net income of $59,000 for the nine months ended September 30, 2005, compared to a net income of $970,000 and $1,499,000 for the three and nine months ended September 30, 2004, respectively. As of this date, no additional purchase price adjustments regarding the sale of the discontinued operations are expected. The income for the nine months ended September 30, 2005 included a gain on the sale of these operations of $135,000. See note 4 of the Consolidated Condensed Financial Statements.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows (in thousands):

	Nine months Ended
	September 30, 2005	Restated September 30, 2004
Cash provided (used) by:
Continuing operations	$(2,075)	$(792)
Discontinued operations *	3,095	660
Investing activities	(1,068)	2,726
Financing activities	272	(2,169)
Effect of exchange rate changes on cash	(13)	(44)

Increase in cash and cash equivalents	$211	$381

*Includes proceeds from the sale of discontinued operations of $2.8 million.

The Company had the following bank arrangements (in thousands):

	September 30, 2005	December 31, 2004
Total availability under existing facilities	$10,255	$7,056

Domestic Asset-Based Revolving Credit Facility	2,636	3,171
Foreign Overdraft and Letter of Credit Facility	643	569
Domestic Term Loans (Real Estate Based in 2005)	1,481	1,458
Domestic Equipment Lease Term Loan	255	—

Total Debt	5,015	5,199

Total availability under existing facilities	$5,270	$1,857

On August 31, 2005, the Company’s wholly-owned subsidiaries Resistance Technology, Inc. and RTI Electronics, Inc. (the “Borrowers”) entered into a senior secured credit agreement with Diversified Business Credit, Inc. (the “Agreement”), and related Term Loan Supplement (Real Estate) and Term Loan Supplement (Equipment). In connection with the Agreement, on August 31, 2005, the Company also entered into a security agreement and a guaranty by corporation with Diversified Business Credit, Inc. whereby the Company guaranteed the full amount that the Borrowers may owe Diversified Business Credit, Inc. Under these agreements, the Company and the Borrowers granted Diversified Business Credit, Inc. a security interest in substantially all of their assets. In addition, Resistance Technology, Inc. granted a mortgage on its Vadnais Heights, Minnesota facility.

The Agreement has a term of three years. The Agreement provides for the following:

  $5.5 million asset-backed revolving credit facility supported by a monthly borrowing base;
  $1.5 million real estate term loan amortized on a 12-year schedule; and
  $1.0 million equipment term loan amortized on a five-year schedule.

The domestic revolving credit facility bears interest at 0.5% over the prime rate or, at the option of the Borrower, subject to certain exceptions, the London InterBank Offered Rate (“LIBOR”) plus 3.25%, provided that in no event will the rate be less than 5.25%. The domestic term loans bear interest at 0.75% over the prime rate or, at the option of the Borrower, subject to certain exceptions, LIBOR plus 3.50%, provided that in no event will the rate be less than 5.25%. Notwithstanding the foregoing, interest paid on advances for each twelve month period may never be less than $100,000. Under the Agreement, an unused line fee at the rate of 0.25% per annum on the daily average unused amount of the revolving credit facility is due and payable monthly in arrears on the first day of the month. In addition, the Borrowers must pay an annual fee equal to the greater of $27,500 or one-half percent of the maximum amount permitted to be borrowed under the revolving credit facility. In addition, if the facility is terminated by the Borrowers prior to the end of the term, the Borrowers will also be required to pay a termination fee equal to 3% (if terminated before the first anniversary of the facility), 2% (if terminated before the second anniversary of the facility) and 1% (if terminated before the third anniversary of the facility), respectively, of the total of the maximum amount available under the revolving credit facility plus the amounts then outstanding under the terms loans.

The real estate term loan requires monthly principal payments of $10,285, with any balance due on August 31, 2008. The equipment term loan requires monthly principal payments based on a assumed amortization period of 60 months, with any balance due on August 31, 2008.

As of August 31, 2005, approximately $1.6 million was outstanding under the revolving credit facility and approximately $1.5 million was outstanding under the real estate term loan.

Under the Agreement, without the prior written consent from Diversified Business Credit, Inc., the Company and the Borrowers are restricted or limited, except as otherwise permitted in the Agreement, from, among other things: becoming or remaining liable in any manner with respect of indebtedness or contractual liability; declaring or paying any cash dividends (except that Borrowers may declare and pay dividends to the Company as described in the Agreement), purchasing or redeeming any of its capital stock or otherwise distributing any property on its capital stock; creating, expending or contracting to expend, in any one calendar year, with respect to the Borrowers collectively, more than $2.0 million in the aggregate, or more than $250,000 in any one transaction, for the lease, purchase or other acquisition of any capital asset, or for the lease of any other asset whether payable currently or in the future; selling, leasing or otherwise disposing of any collateral (as defined in the agreement) or all or any substantial part of its property; consolidating or merging with any other corporation or acquiring stock of any corporation or entering into any other partnership or joint venture; substantially alter the nature of the business in which it is engaged; permitting any breach, default or event of default to occur under any note, loan, agreement or other contractual obligation binding the Borrowers; or amending governing documents.

In the case of an event of default (as defined in the Agreement), unless waived by Diversified Business Credit, Inc., Diversified Business Credit, Inc., by notice, may terminate the Agreement and declare the Borrowers’ obligations under the Agreement due and payable. Diversified Business Credit, Inc. may also in accordance with the Agreement and the law, exercise and enforce any and all rights and remedies available upon default to a secured party under the Uniform Commercial Code, including, without limitation, the right to take possession of the collateral (as defined in the Agreement). Upon the occurrence of any default, Diversified Business Credit, Inc. can suspend the making of advances until the default has been cured or waived. All obligations will be immediately and automatically due and payable, without further act or condition, if any cause under the United States Bankruptcy Code is commenced voluntarily by any Borrower, guarantor (as defined in the Agreement and includes the Company) or involuntary against any Borrower or guarantor. Events of default include, among other things, the failure to maintain certain financial covenants or insurance coverage, the failure to make payment of any obligation due under the Agreement or the occurrence of a default under any bond, debenture, note or other evidence of material indebtedness of any Borrower or guarantor owed to any person or entity other than Diversified Business Credit, Inc., or under any indenture or other instrument under which any such evidence of indebtedness has been issued or by which it is governed, or under any material lease or other contract, and the expiration of the applicable period of grace, if any, specified in such evidence of indebtedness, indenture, other instrument, lease or contract.

On August 15, 2005, the Company’s wholly-owned subsidiary, RTI Tech, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $2.0 million line of credit. Borrowings bear interest at a rate of 6.47%. This facility will be reviewed annually to determine whether it will be renewed.

We believe that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities, and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs through September 30, 2006.

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

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2005 (the “Disclosure Controls Evaluation”). Based upon the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specified time periods in the Securities and Exchange Commission’s rules and forms. Officers of the Company have concluded that disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act are accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

Other than disclosed above, there were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.    Legal Proceedings

The information contained in Notes 12 and 14 to the Consolidated Condensed Financial Statements in part 1 of this quarterly report is incorporated by reference herein.

ITEM 2.    Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.    Defaults upon Senior Securities

None.

ITEM 4.    Submission of Matters to a Vote of Security Holders

None.

ITEM 5.    Other Information

None.

ITEM 6.    Exhibits

(a) Exhibits

10.1(1)	Form of Non-employee director option agreement for options pursuant to the Amended and Restated Non-Employee Directors Stock Option Plan

10.2	Credit and Security Agreement dated August 31, 2005 by Resistance Technology, Inc. and RTI Electronics, Inc. and Diversified Business Credit, Inc.

10.3	Security Agreement dated August 31, 2005 between IntriCon Corporation and Diversified Business Credit, Inc.

10.4	Guaranty by Corporation dated August 31, 2005 between IntriCon Corporation and Diversified Business Credit, Inc.

10.5	Term Loan Supplement (Real Estate) to Credit Agreement dated August 31, 2005, by Resistance Technology, Inc. and RTI Electronics, Inc. for the benefit of Diversified Business Credit, Inc.

10.6	Term Loan Supplement (Equipment) to Credit Agreement dated August 31, 2005, by Resistance Technology, Inc. and RTI Electronics, Inc. for the benefit of Diversified Business Credit, Inc.

10.7	Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents by Resistance Technology, Inc. to Diversified Business Credit, Inc.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from an exhibit to the Company’s Form 8-K filed with the SEC on October 3, 2005.

INTRICON CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION (Registrant)

Date: November 14, 2005	By:	/s/ Mark S. Gorder
Mark S. Gorder President and Chief Executive Officer (principal executive officer)

EXHIBIT INDEX

10.1(1)	Form of Non-employee director option agreement for options pursuant to the Amended and Restated Non-Employee Directors Stock Option Plan

10.2	Credit and Security Agreement dated August 31, 2005 by Resistance Technology, Inc. and RTI Electronics, Inc. and Diversified Business Credit, Inc.

10.3	Security Agreement dated August 31, 2005 between IntriCon Corporation and Diversified Business Credit, Inc.

10.4	Guaranty by Corporation dated August 31, 2005 between IntriCon Corporation and Diversified Business Credit, Inc.

10.5	Term Loan Supplement (Real Estate) to Credit Agreement dated August 31, 2005, by Resistance Technology, Inc. and RTI Electronics, Inc. for the benefit of Diversified Business Credit, Inc.

10.6	Term Loan Supplement (Equipment) to Credit Agreement dated August 31, 2005, by Resistance Technology, Inc. and RTI Electronics, Inc. for the benefit of Diversified Business Credit, Inc.

10.7	Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents by Resistance Technology, Inc. to Diversified Business Credit, Inc.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from an exhibit to the Company’s Form 8-K filed with the SEC on October 3, 2005.