Form 10-K
period 2005-12-31
INTRICON CORP
filed 2006-03-17
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities act. Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or 15(d) of the act. Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Act) Yes ☐   No ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant on June 30, 2005 was $9,392,179. Common shares held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common shares on March 17, 2006 was 5,149,814.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2005 annual report to shareholders are incorporated by reference into Part II of this report. Portions of the Company’s definitive proxy statement for the 2006 annual meeting of shareholders are incorporated by reference into Part III of this report; provided, however, that the Compensation Committee Report, The Audit committee Report, the graph showing the performance of the Company’s stock and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.

PART I

ITEM 1. Business

IntriCon Corporation, formerly Selas Corporation of America (together with its subsidiaries referred herein as the “Company”)is an international firm with operations and sales engaging in the design, development, engineering and manufacturing of micro-miniature components, systems and molded plastic parts primarily for the hearing instrument, electronics, telecommunications, computer and medical equipment industries. The Company, headquartered in Arden Hills, Minnesota has facilities in Minnesota, California, Singapore, and Germany, and operates directly or through subsidiaries. Within discontinued operations, the Company had facilities in Pennsylvania, Japan and Germany. The Company is a Pennsylvania corporation that was founded in 1930.

Currently, the Company has one operating segment, its precision miniature medical and electronics products segment. In the past the Company had operated three segments, precision miniature medical and electronics products segment, heat technology segment, and tire holders, lifts and related products segment. Since 2001, the Company began focusing on its precision miniature medical and electronics products segment and developing plans to exit the businesses that comprised the heat technology segment, and tire holders, lifts and related products segment. The Company exited the tire holders, lifts and related products business in 2003 and the heat technology segment in the first quarter of 2005. For all periods presented, the Company classified its heat technology segment as discontinued operations.

Major Events in 2005

Sale of Burners and Components Business – In the first quarter of 2005, the Company sold the remainder of its Heat Technology segment. The total purchase price was approximately $3.5 million, subject to adjustment, of which approximately $2.7 million was paid in cash and $800,000 was paid in the form of a subordinated promissory note. This segment consisted of the operating assets and liabilities of Selas Corporation of America (Dresher, Pennsylvania), Nippon Selas (Tokyo, Japan) and Selas Waermetechnik GmbH (Ratingen, Germany). This business was classified as a discontinued operation in for all periods presented. For more detailed information, see note 3 to the Consolidated Financial Statements included herein.

With the completed sale of the burner and components business, the Company has successfully completed the shift from its traditional business segments to the emerging prospects in its precision miniature medical and electronic products business. To reflect the Company’s redefined focus, it has changed it name to IntriCon Corporation.

On October 6, 2005, our subsidiary, RTI Electronics, Inc., acquired the assets of Amecon Inc. Amecon is primarily engaged in the research, development, manufacture, marketing and sale of toroidal power and low voltage instrument transformers, current sense transformers and filter inductors, magnetic amplifiers, AC/DC load sensors. The purchase price for the assets was $1,241,000 (after adjustment pursuant to the asset purchase agreement) and required a $10,000 initial deposit and $240,000 payment made at the time of closing. The unpaid balance of $862,000 at December 31, 2005 will be paid in four equal annual installments beginning on October 6, 2006. The unpaid balance is unsecured and bears interest at an annual rate of 5%, which shall be payable annually with each principal payment. The assets acquired included $273,000 of inventory, $478,000 of fixed assets and $490,000 of goodwill. The goodwill is deductible for tax purposes. The Company accounted for Amecon Inc., using the purchase method of accounting which requires that the assets acquired and any liabilities assumed to be recorded at the date of acquisition at their respective fair values. The consolidated financial statements and results of operations reflect Amecon Inc. after the acquisition and are not restated. The cost to acquire the business was not allocated to the underlying assets acquired. The acquisition expands the microminiature business of the Company with manufacturing of toroidal power and low voltage instrument transformers, current sense transformers and filter inductor, magnetic amplifiers, AD/DC load sensors. The excess of the purchase price over identifiable assets was recorded as goodwill. The pro forma results of operations as if the Amecon Inc. purchase occurred on January 1, 2003 are not material.

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

Forward-Looking Statements

Certain statements included or incorporated by reference in this Annual Report on Form 10-K or the Company’s other public filings and releases, which are not historical facts, are forward-looking statements (as such term is defined in the Securities Exchange Act of 1934, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to:

•

statements in “Business,” “Legal Proceedings” and “Risk Factors”, such as the Company’s ability to focus on the precision miniature medical and electronics products markets, the ability to compete, the adequacy of insurance coverage, and potential increase in demand for the Company’s products; and

•

statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” statements in “Notes to the Consolidated Financial Statements,” which are incorporated by reference into this Annual Report on Form 10-K from the 2005 Annual Report to Shareholders, such as the; net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future level of funding of employee benefit plans, the adequacy of insurance coverage, the impact of new accounting pronouncements and litigation.

Forward-looking statements also include, without limitation, statements as to the Company’s expected future results of operations and growth, the Company’s ability to meet working capital requirements, the Company’s business strategy, the expected increases in operating efficiencies, anticipated trends in the Company’s precision miniature medical and electronic products markets, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Annual Report on Form 10-K, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

•	the ability to implement the Company’s business and growth strategy;

•	risks arising in connection with the insolvency of Selas SAS and potential liabilities and actions arising in connection therewith;

•	the volume and timing of orders received by the Company;

•	changes in estimated future cash flows;

•	foreign currency movements in markets the Company services;

•	changes in the global economy and financial markets;

•	changes in the mix of products sold;

•	ability to meet increasing demand;

•	changes in customer requirements;

•	timing and extent of research and development expenses;

•	acceptance of the Company’s products;

•	competitive pricing pressures;

•	pending and potential future litigation;

•	availability of electronic components for the Company’s products;

•	ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;

•	ability to pay debt when it comes due;

•	the loss of one or more of our major customers;

•	ability to identify and integrate acquisitions;

•	effects of legislation;

•	effects of foreign operations;
•	ability to recruit and retain engineering and technical personnel;

•	loss of members of our senior management team;

•	our ability and the ability of our customers to protect intellectual property; and

•	risks associated with terrorist attacks, war and threats of attacks and wars.

The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

PRECISION MINIATURE MEDICAL AND ELECTRONIC PRODUCTS

Resistance Technology, Inc. (“RTI”), and RTI Tech PTE LTD (“RTI Tech”) both wholly-owned subsidiaries of the Company, manufacture microminiature components, systems and molded plastic parts for hearing instrument, medical equipment, electronics, professional audio, telecommunications and computer industry manufacturers. RTI Electronics, Inc. (“RTIE”), a wholly owned subsidiary of the company, has expanded RTI’s microminiature components business through the manufacture of thermistors and film capacitors.

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

Using DSP technology, RTI is building a new generation of affordable, high-quality hearing aids and similar amplifier devices. Compared to most products currently on the market, DSP devices have better clarity, attractive pricing points and an improved ability to filter out background noise. Low to moderately-priced DSP hearing aids, like newly introduced line of ClariD Digital ONETM DSP hearing-aid amplifiers, represent the fastest-growing segment in the hearing-aid market.

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

RTIE manufactures and sells thermistors and thermistor assemblies, which are solid state devices that produce precise changes in electrical resistance as a function of any change in absolute body temperature. RTIE’s Surge-GardTM product line, an inrush electric current limiting device used primarily in computer power supplies, represented approximately 5 percent of RTIE’s sales in 2005. The balance of sales represents various industrial, commercial and military sales for thermistor and thermistor assemblies to domestic and international markets.

RTI’s and RTIE’s principal raw materials are plastics, polymers, metals, various metal oxide powders and silver paste, for which there are multiple sources of supply.

Marketing and Competition. RTI sells its hearing instrument components directly to domestic hearing instrument manufacturers through an internal sales force. Sales of microphone products and of molded plastic parts to industries other than hearing instrument manufacturers are made mainly through an internal sales force. In recent years, five companies have accounted for a substantial portion of the sales in the United States hearing instrument industry. In 2005, no one customer accounted for more than 10 percent of the Company’s consolidated net sales. During 2005, the top five customers accounted for approximately $15 million or 35 percent of the Company’s consolidated net sales. See note 5 to the consolidated financial statements for a discussion of net sales and long-lived assets by geographic area.

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

Employees. As of February 28, 2006, we had a total of 426 employees. RTI currently employs 185 people, of whom 18 are executive and administrative personnel, eight sales, and 159 engineering and operations personnel at RTI’s two facilities near Minneapolis, Minnesota. At RT, GmbH, the Company employs three sales personnel located in Munich, Germany. In Singapore, RTI Tech PTE Ltd. employs 138 people, of whom five are administrative personnel, four sales, and 129 engineering and operations personnel. At its facilities in Anaheim, California, RTIE employs 100 employees, of which five are administrative, five are sales, and 90 are engineering and operations personnel.

As a supplier of parts for consumer and medical products, RTI is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

Research and Development. RTI and RTIE conduct research and development activities primarily to improve its existing products and technology. Their research and development expenditures were $1,818,000, $1,616,000 and $2,170,000 in 2005, 2004 and 2003, respectively. See note 1 to the consolidated financial statements for information regarding customer funded research and development projects.

RTI owns a number of United States patents which cover a number of product designs and processes. The Company believes that, although these patents collectively add some value to the Company, no one patent or group of patents is of material importance to its business as a whole.

DISCONTINUED OPERATIONS - HEAT TECHNOLOGY

The Company specialized in the controlled application of heat to achieve precise process and temperature control. The Company’s principal heat technology equipment and systems were smaller standard-engineered systems, burners and combustion control equipment. The Company sold this business in the first quarter of 2005 and has accounted for it as discontinued operations in the accompanying consolidated financial statements.

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

Operations. The heat technology segment had a total of 48 employees. At its Dresher facility, the Company had 32 employees; 6 were executive and administrative personnel, 10 were sales and engineering personnel and 16 were personnel engaged in manufacturing. The hourly personnel were represented by a union. The Company considered its relations with its employees to be satisfactory. Selas Waermetechnik had 6 employees; 1 was an administrative personnel, 3 were sales and engineering personnel and 2 were personnel engaged in manufacturing.

In April 2001, the Company sold a minority interest of Nippon Selas to three directors of Nippon Selas. This minority interest was reacquired by the Company in the first quarter of 2005 in contemplation of the sale of this business, which was completed in the first quarter of 2005. Its Tokyo facility employed 10 people; 3 administrative and 7 sales and engineering.

Research and Development. The Company conducted limited research and development activities at its Dresher facility to support its heat processing services and products. Research and development expenditures for heat processing aggregated $4,000, $18,000 and $16,000, in 2005, 2004 and 2003, respectively.

Available Information

The Company files or furnishes annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C., 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s filings are also available on the SEC’s Internet site as part of the EDGAR database (http://www.sec.gov).

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

In addition, we will provide, at no cost (other than for exhibits), paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:

Corporate Secretary
IntriCon Corporation
1260 Red Fox Road
Arden Hills, MN 5112

ITEM 1A. Risk Factors

You should carefully consider the risks described below. If any of the risks actually occur, our business, financial condition or results of future operations could be materially adversely affected. This Annual Report on Form 10-K contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K.

We have experienced and expect to continue to experience fluctuations in our results of operations, which could adversely affect us.

Factors that affect our results of operations include, but are not limited to, the volume and timing of orders received, changes in the global economy and financial markets, changes in the mix of products sold, market acceptance of our and our customer’s products, competitive pricing pressures, global currency valuations, the availability of electronic components that we purchase from suppliers, our ability to meet increasing demand, our ability to introduce new products on a timely basis, the timing of new product announcements and introductions by our or our competitors, changing customer requirements, delays in new product qualifications, and the timing and extent of research and development expenses. These factors have caused and may continue to cause us to experience material fluctuations in operating results on a quarterly and/or annual basis. These fluctuations could materially adversely affect our business, financial condition and results of operations, which in turn, could adversely affect the price of our common stock.

The loss of one or more of our major customers could adversely affect our results of operations.

We are dependent on a small number of customers for a large portion of our revenues. In fiscal year 2005, our five largest customers accounted for 35% of our net sales. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. Our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our major customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

If we are unable to continue to develop new products that are inexpensive to manufacture, our results of operations could be adversely affected.

We may not be able to continue to achieve our historical profit margins in our precision miniature medical and electronic products business due to advancements in technology. The ability to continue our profit margins is dependent upon our ability to stay competitive by developing products that are technologically advanced and inexpensive to manufacture.

Our precision miniature medical and electronic products business has also been affected by unfavorable conditions in the hearing instrument market and the impact of the Asian economic situation. We are unable to predict with any certainty when and if these conditions will improve.

Our need for continued investment in research and development may increase expenses and reduce our profitability.

Our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers and our business and financial condition could be materially and adversely affected. As a result of the need to maintain or increase spending levels in this area and the difficulty in reducing costs associated with research and development, our operating results could be materially harmed if our research and development efforts fail to result in new products or if revenues fall below expectations. In addition, as a result of our commitment to invest in research and development, spending levels of research and development expenses as a percentage of revenues may fluctuate in the future.

We operate in a highly competitive business and if we are unable to be competitive, our financial condition could be adversely affected.

Several of our competitors have been able to offer more standardized and less technologically advanced hearing products at lower prices. Price competition has had an adverse effect on our sales and margins. There can be no assurance that we will be able to maintain or enhance our technical capabilities or compete successfully with our existing and future competitors.

Merger and acquisition activity in our hearing health market has resulted in a smaller customer base. Reliance on fewer customers may have an adverse effect on us.

Several of our customers in the hearing health market, have undergone mergers or acquisitions, resulting in a smaller customer base with larger customers. If we are unable to maintain satisfactory relationships with the reduced customer base, it may adversely affect our operating profits and revenue.

Unfavorable legislation in the hearing health market may decrease the demand for our products, and may negatively impact our financial condition.

In some of our foreign markets government subsidies cover a portion of the cost of hearing aids. A change in legislation that would reduce or eliminate these subsidies could decrease the demand for our hearing health products. This could result in an adverse effect on our operating results. We are unable to predict the likelihood of any such legislation.

Implementation of our growth strategy may not be successful, which could affect our ability to increase revenues.

Our growth strategy includes developing new products and entering new markets, as well as identifying and integrating acquisitions. Our ability to compete in new markets will depend upon a number of factors including, among others:

•	our ability to create demand for products in new markets;

•	our ability to manage growth effectively;

•	our ability to successfully integrate any acquisitions that we make;

•	our ability to respond to changes in our customers’ businesses by updating existing products and introducing, in a timely fashion, new products which meet the needs of our customers;

•	the quality of our new products; and

•	our ability to respond rapidly to technological change.

The failure to do any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. In addition, we may face competition in these new markets from various companies that may have substantially greater research and development resources, marketing and financial resources, manufacturing capability and customer support organizations.

We operate in Singapore and Germany, and various factors relating to our international operations could affect our results of operations.

In 2005, we operated in Singapore, Germany, and Japan. Approximately 14 percent of our revenues were derived from these countries in 2005. As of December 31, 2005 approximately 5 percent of long lived assets are location in these countries. We currently operate in Singapore and Germany. Political or economic instability in these countries could have an adverse impact on our results of operations due to diminished revenues in these countries. Our future revenues, costs of operations and profit results could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the Euro and Singapore Dollar could lead to lower reported consolidated revenues due to the translation of these currencies into U.S. dollars when we consolidates our revenues.

We may explore acquisitions that complement or expand our business. We may not be able to complete these transactions and these transactions, if executed, pose significant risks and may materially adversely affect our business, financial condition and operating results.

We intend to explore opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or product lines or that might otherwise offer us growth opportunities. We may have difficulty finding these opportunities or, if we do identify these opportunities, we may not be able to complete the transactions for reasons including a failure to secure financing. Any transactions that we are able to identify and complete may involve a number of risks, including: the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture; possible adverse effects on our operating results during the integration process; unanticipated liabilities; and our possible inability to achieve the intended objectives of the transaction. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of additional debt.

We may experience difficulty in paying our debt when it comes due, which could limit our ability to obtain financing.

Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control. We believe that the amended credit facility combined with funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities, curtailment of the dividend payment and control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs through April 1, 2007. If, however, we are unable to renew these facilities in the future, or do not generate sufficient cash or complete such financings on a timely basis, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition.

Our success depends on our senior management team and if we are not able to retain them, it could have a materially adverse effect on us.

We are highly dependent upon the continued services and experience of our senior management team, including Mark S. Gorder, our President, Chief Executive Officer and a director. We depend on the services of Mr. Gorder and the other members of our senior management team to, among other things, continue the development and implementation of our business strategies and maintain and develop our client relationships.

Our future success depends in part on the continued service of our engineering and technical personnel and our ability to identify, hire and retain additional personnel.

There is intense competition for qualified personnel in our markets. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development and growth of our business or to replace engineers or other qualified personnel who may leave our employ in the future. The failure to retain and recruit key technical personnel could cause additional expense, potentially reduce the efficiency of our operations and could harm our business.

We and/or our customers may be unable to protect our and their proprietary technology and intellectual property rights or keep up with that of competitors.

Our ability to compete effectively against other companies in our markets depends, in part, on our ability and the ability of our customers to protect our and their current and future proprietary technology under patent, copyright, trademark, trade secret and unfair competition laws. We cannot assure that our means of protecting our proprietary rights in the United States or abroad will be adequate, or that others will not develop technologies similar or superior to our technology or design around the proprietary rights we own. In addition, we may incur substantial costs in attempting to protect our proprietary rights.

Also, despite the steps taken by us to protect our proprietary rights, it may be possible for unauthorized third parties to copy or reverse-engineer aspects of our and our customers’ products, develop similar technology independently or otherwise obtain and use information that we or our customers regard as proprietary. We and our customers may be unable to successfully identify or prosecute unauthorized uses of our or our customers’ technology.

If we become subject to intellectual property infringement claims, we could incur significant expenses and could be prevented from selling specific products.

We may become subject to claims that we infringe the intellectual property rights of others in the future. We cannot assure that, if made, these claims will not be successful. Any claim of infringement could cause us to incur substantial costs defending against the claim even if the claim is invalid, and could distract management from other business. Any judgment against us could require substantial payment in damages and could also include an injunction or other court order that could prevent us from offering certain products.

We are subject to numerous asbestos-related lawsuits, which could adversely affect our financial position, results of operations or liquidity.

We are a defendant along with a number of other parties in approximately 122 lawsuits as of December 31, 2005, (approximately 123 lawsuits as of December 31, 2004) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, we do not know whether any of the complaints state valid claims against us. Certain carriers have informed us that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. We have requested that the carriers substantiate this situation. We believe we have additional policies available for other years which have been ignored by the carriers. As settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, we believe when settlement payments are applied to these additional policies, we will have availability under the years deemed exhausted. If our insurance policies do not cover the costs and any awards for the asbestos-related lawsuits, we will have to use our cash or obtain additional financing to pay the asbestos-related obligations and settlement costs. There is no assurance that we will have the cash or be able to obtain additional financings on favorable terms to pay asbestos related obligations or settlements should they occur. The ultimate outcome of any legal matter cannot be predicted with certainty. In light of the significant uncertainty associated with asbestos lawsuits, there is no guarantee that these lawsuits will not materially adversely affect our financial position, results of operations or liquidity.

The market price of our common stock has been and is likely to continue to be volatile, which may make it difficult for shareholders to resell common stock when they want to and at prices they find attractive.

The market price of our common stock has been and is likely to be highly volatile, and there has been limited trading volume in the common stock. The common stock market price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	announcements of fluctuations in our or our competitors’ operating results;

•	the timing and announcement of sales or acquisitions of assets by us or our competitors;

•	changes in estimates or recommendations by securities analysts;

•	adverse or unfavorable publicity about our services or us;

•	the commencement of material litigation, or an unfavorable verdict, against us;

•	terrorist attacks, war and threats of attacks and war;

•	additions or departures of key personnel; and

•	sales of common stock.

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

Most of our outstanding shares are available for resale in the public market without restriction. The sale of a large number of these shares could adversely affect the share price and could impair our ability to raise capital through the sale of equity securities or make acquisitions for common stock.

Terrorist attacks, war and threats of attacks and war may negatively impact our results of operations, revenue and common stock market price.

Terrorist attacks, war and threats of attacks and war may negatively impact our results of operations, revenue and share price. Recent terrorist attacks in the United States, as well as future events occurring in response or in connection to them, including, without limitation, future terrorist attacks against United States targets and threats of war or actual conflicts involving the United States or its allies, may impact the our operations, including affecting our ability to operate our subsidiary’s abroad. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the economy. They could also result in the deepening of the economic recession in the United States. Any of these occurrences could have a material adverse effect on our operating results, revenue, and may result in the volatility of the market price for our common stock.

“Anti-takeover” provisions may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to shareholders.

We are a Pennsylvania corporation. Anti-takeover provisions in Pennsylvania law and our charter and bylaws could make it more difficult for a third party to acquire control of our. These provisions could adversely affect the market price of the common stock and could reduce the amount that shareholders might receive if we are sold. For example, our charter provides that the board of directors may issue preferred stock without shareholder approval. In addition, our bylaws provide for a classified board, with each board member serving a staggered three-year term. Directors may be removed only with the approval of the holders of at least two-thirds of all of the shares outstanding and entitled to vote.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders and customers could lose confidence in our financial reporting, which could harm our business, the trading price of our stock and our ability to retain our current customers or obtain new customers.

Beginning in fiscal 2004, we began a process to document and evaluate our internal controls over financial reporting in order to satisfy the requirements of Section 404 of the Sarbanes-Oxley Act, which requires annual management assessments of the effectiveness of our internal controls over financial reporting and a report by our independent auditors addressing these assessments. In this regard, management has been dedicating internal resources, has engaged outside consultants and has adopted a detailed work plan to (i) assess and document the adequacy of internal controls over financial reporting, (ii) take steps to improve control processes, where appropriate, (iii) validate through testing that controls are functioning as documented and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. At this time, we are not aware, and our outside auditors have not advised us, of any “material weaknesses” or “significant deficiencies” in our internal controls, as defined in the relevant literature. If we fail to identify and correct any issues in the design or operating effectiveness of internal controls over financial reporting or fail to prevent fraud, current and potential shareholders and customers could lose confidence in our financial reporting, which could harm our business, the trading price of our stock and our ability to retain our current customers and obtain new customers.

ITEM 1B. Unresolved Staff Comments.

Not Applicable.

ITEM 2. Properties

Continuing Operations

RTI leases a 47,000 sq. ft. manufacturing facility in Arden Hills, Minnesota, which also serves as the Company’s headquarters, from a partnership consisting of two former officers of RTI and Mark S. Gorder who serves as an officer of the Company and RTI and on the Company’s Board of Directors. At this facility, RTI manufactures all of its products other than plastic component parts. Annual base rent expense is approximately $368,000. The lease expires in October 2011.

In addition, RTI owns, subject to a mortgage from a third party lender, a 34,000 sq. ft. building in Vadnais Heights, Minnesota at which RTI produces plastic component parts. As of December 31, 2005, there is approximately $1,450,000 owed on the building. See notes 16 and 17 to the Company’s consolidated financial statements, which are incorporated by reference into “Item 8. Financial Statements and Supplementary Data” from the 2005 annual report to shareholders.

RTIE leases a building in Anaheim, California, which contains its manufacturing facilities and offices and consists of a total of 50,000 square feet. Annual base rent expense is approximately $380,000. The lease expires in September 2008.

RTI Technologies PTE LTD leases a 6,000 square foot building in Singapore which houses its production facilities and administrative offices. Annual base rent expense is approximately $130,000. This lease expires in June 2007.

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

ITEM 3. Legal Proceedings

The Company is a defendant along with a number of other parties in approximately 122 lawsuits as of December 31, 2005, (approximately 123 lawsuits as of December 31, 2004) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. Certain carriers have informed the Company that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. The Company has requested that the carriers substantiate this situation. The Company believes it has additional policies available for other years which have been ignored by the carriers. As settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, the Company believes when settlement payments are applied to these additional policies, the Company will have availability under the years deemed exhausted. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on its financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits, to which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company’s consolidated financial position or results of operations.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

None

ITEM 4A. Executive Officers of the Registrant

The names, ages and offices (as of March 17, 2006) of the Company’s executive officers were as follows:

Name	Age	Position

Mark S. Gorder	59	President, Chief Executive Officer and Director of the Company; President of Resistance Technology, Inc.
William J. Kullback	46	Chief Financial Officer, Treasurer of the Company
Christopher D. Conger	45	Vice President, Research and Development
Michael P. Geraci	47	Vice President, Sales and Marketing
Dennis L. Gonsior	47	Vice President, Operations

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

Mr. Kullback has served as the Company’s Chief Financial Officer since April 2005. Prior to joining the Company, Mr. Kullback, was the Chief Financial Officer of AtriCure, Inc., a medical device company focused on developing, manufacturing and selling innovative surgical devices, from September 2004 until March 2005. From November 2002 until August 2004 he was Chief Financial Officer of MedSource Technologies, Inc., a provider of engineering and manufacturing services and supply chain management solutions to the medical device industry. From December 1999 until October 2002, he was Chief Financial Officer for PEMSTAR, Inc., an engineering and manufacturing services corporation serving the medical, technology and industrial companies. Mr. Kullback serves as a director of Reptron Electronics Inc., where he is also chairman of the nominating and governance committee and also a member of the audit committee.

Mr. Conger joined the Company in September 1997. Mr. Conger received a Bachelor of Science degree in Electrical Engineering from the University of Missouri and a Master of Science degree in Electrical Engineering from the University of Minnesota. He has served as the Company’s Vice President of Research and Development since February 2005.

Mr. Geraci joined the Company in October 1983. Mr. Geraci received a Bachelor of Science degree from Bradley University. He has served as the Company’s Vice President of Sales and Marketing since January 1995.

Mr. Gonsior joined the Company in February 1982. Mr. Gonsior received a Bachelor of Science degree from Saint Cloud State University. He has served as the Company’s Vice President of Operations since January 1996.

PART II

ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since April 4, 2005, the Company’s common shares have been listed on the American Stock Exchange under the ticker symbol “IIN”. Prior to such date its common shares were traded under the symbol “SLS”.

The high and low sale prices during each quarterly period during the past two years were as follows:

Market and Dividend Information

	2005		2004

	Market		Market

	Price Range		Price Range

Quarter	High	Low	High	Low
First	$2.25	$1.86	$3.60	$1.29
Second	2.10	1.52	3.24	1.15
Third	6.87	2.03	2.99	1.40
Fourth	6.45	3.70	2.40	1.58

At March 17, 2006 the Company had 360 shareholders of record of common shares. Such number of records does not reflect shareholders who beneficially own common stock in nominee or street name.

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

ITEM 6. Selected Financial Data

Certain selected financial data is incorporated by reference from “Five-Year Summary of Operations” and “Other Financial Highlights” as contained in the Company’s 2005 annual report to shareholders, which is filed as an exhibit to this Form 10-K.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated by reference from the Company’s 2005 annual report to shareholders, which is filed as an exhibit to this Form 10-K.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is incorporated by reference from the Company’s 2005 annual report to shareholders, which is filed as an exhibit to this Form 10-K.

ITEM 8. Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements, the “Notes to the Consolidated Financial Statements”, and the “Reports of Independent Registered Public Accounting Firms” are incorporated by reference from the Company’s 2005 annual report to shareholders, which is filed as an exhibit to this Form 10-K.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On August 23, 2005, the Corporation dismissed KPMG LLP (“KPMG”) as its independent registered public accountants. The Corporation’s Audit Committee made and approved the decision to change the independent registered public accountants. The reports of KPMG on the Corporation’s financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principle except that the reports for the past two fiscal years included a separate paragraph which indicated that the Corporation restated its consolidated financial statements as of and for the years ended December 31, 2004 and 2003. In connection with its audits for the two most recent fiscal years and through August 23, 2005, there have been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference thereto in their report on the financial statements for such years.

Effective as of August 23, 2005, the Corporation engaged Virchow, Krause & Company, LLP as its new independent registered public accountants. The decision to engage Virchow, Krause & Company, LLP was made and approved by the Audit Committee of the Board of Directors. During the two most recent fiscal years and through August 23, 2005, the Corporation has not consulted with Virchow, Krause & Company, LLP regarding (A) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Corporation’s financial statements; or (ii) any matter that was either subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

Item 9A. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2005 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission’s rules and forms. Officers of the company have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports the Company files or submits under Exchange Act are accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended December 31, 2005.

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

None.

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

Item 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement relating to its 2006 annual meeting of shareholders.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement relating to its 2006 annual meeting of shareholders.

Equity Compensation Plans

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2005:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	507,400	$4.22	698,500

Equity compensation plans not approved by security holders	222,500	$3.44	12,500

Total	729,900	$3.98	711,000

(1) Represents shares issuable under the Non-Employee Directors Stock Option Plan, pursuant to which directors who are not employees of the Corporation or any of its subsidiaries receive an automatic one-time grant of an option to acquire 5,000 common shares upon their initial election or appointment to the

Board of Directors. The Plan also permits discretionary grants. The exercise price of the option is the fair market value of the stock on the date of grant. Options become exercisable in equal one-third annual installments beginning one year from the date of grant, except that the vesting schedule for discretionary grants is determined by the Compensation Committee. If the Incentive Plan is approved by the shareholders, no further grants will be made pursuant to the Non-Employee Directors Stock Option Plan and 12,500 shares that would have been available for future issuance under the Non-Employee Directors Stock Option Plan will be available for issuance pursuant to the Incentive Plan.

Item 13. Certain Relationships and Related Transactions

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement relating to its 2006 annual meeting of shareholders.

Item 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement relating to its 2006 Annual Meeting of shareholders.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1.

Financial Statements - The Company’s consolidated financial statements, as described below, are incorporated by reference as contained in the Company’s 2005 annual report to shareholders, which is filed as an exhibit to this Form 10-K.

Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003.

Consolidated Balance Sheets at December 31, 2005 and 2004.

Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2005, 2004 and 2003.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firms.

2.	Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
SUPPLEMENTARY INFORMATION

The Board of Directors and Shareholders
IntriCon Corporation and Subsidiaries:

Under date of February 18, 2006, we reported on the consolidated balance sheet of IntriCon Corporation and Subsidiaries (formerly Selas Corporation of America) and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2005, as contained in the annual report on Form 10-K for the year ended December 31, 2005. In connection with our audit of the aforementioned consolidated financial statements, we also audited the related financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audit.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Virchow Krause & Company, LLP

Minneapolis, Minnesota
February 18, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors
IntriCon Corporation (formerly Selas Corporation of America)

We have audited the accompanying consolidated balance sheet of IntriCon Corporation (formerly Selas Corporation of America) as of December 31, 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the year then ended. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IntriCon Corporation (formerly Selas Corporation of America) as of December 31, 2005 and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
February 18, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
IntriCon Corporation:

Under date of March 18, 2005, except as to notes 3, 4, 8 and 18, which are as of March 31, 2005 and note 2 which is as of June 24, 2005, we reported on the consolidated balance sheets of IntriCon Corporation (formerly Selas Corporation of America) and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2004, as contained in the 2005 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2005. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule as of and for the two-year period ended December 31, 2004. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the 2004 and 2003 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2004 and for each of the years in the two-year period ended December 31, 2004.

/s/ KPMG LLP

Minneapolis, Minnesota
March 18, 2005, except as to notes 3, 4, 8 and 18,
which are as of March 31, 2005 and
note 2 which is as of June 24, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders
IntriCon Corporation:

We have audited the accompanying consolidated balance sheet of IntriCon Corporation (formerly Selas Corporation of America) and subsidiaries as of December 31, 2004, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the two-year period ended December 31, 2004. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IntriCon Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements as of December 31, 2004 and for each of the years in the two-year period ended December 31, 2004.

/s/ KPMG LLP

Minneapolis, Minnesota
March 18, 2005, except as to notes 3, 4, 8 and 18,
which are as of March 31, 2005 and
note 2 which is as of June 24, 2005

Schedule II - Valuation and Qualifying Accounts

INTRICON CORPORATION AND SUBSIDIARY COMPANIES

Valuation and Qualifying Accounts
December 31, 2005, 2004 and 2003

Description	Balance at beginning of Year	“Addition” charged to costs and expense	“Other” (a) additions (deductions)	“Less” deductions			Balance at end of year

Year ended December 31, 2005

Allowance for doubtful accounts	$176,594	$202,697	$(208)		$8,888		$370,195
Allowance for note receivable	$—	$296,077	$—		$—		$296,077
Deferred tax asset valuation allowance	$8,317,505	$276,324	—	$			$8,593,829

Year ended December 31, 2004

Allowance for doubtful accounts	$253,840	$88,427	$19		$165,692	(b)	$176,594
Deferred tax asset valuation allowance	$7,211,013	$1,455,615	—		$349,123	(c)	$8,317,505

Year ended December 31, 2003

Allowance for doubtful accounts	$414,509	$191,771	$59		$352,499	(b)	$253,840
Deferred tax asset valuation allowance	$743,859	$6,467,154	—		—		$7,211,013

a)	Represents the difference between translation rates of foreign currency at beginning and end of year and the average rate during the year.

b)	Uncollectible accounts written off.

c)	Continuing operations net operating loss utilized to offset tax impact of operating income from discontinued operations.

All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

3. Exhibits –

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

2.3(8)	Agreement of Sales between the Company and BET Investments, Inc. dated December 31, 2002, as amended.

2.4(14)

Asset purchase agreement dated March 31, 2005 among the Company and Selas Heat Technology, LLP (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); IntriCon Corporation agrees to furnish a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request)

3.1(14)	The Company’s Amended and Restated Articles of Incorporation as amended.

3.2	The Company’s Amended and Restated By-Laws.

+ 10.1(2)	Amended and Restated 1994 Stock Option Plan.

+ 10.2(3)	Form of Stock Option Agreements granted under the Amended and Restated 1994 Stock Option Plan.

+ 10.3(9)	2001 Stock Option Plan.

+ 10.4(3)	Supplemental Retirement Plan (amended and restated effective January 1, 1995).

10.5(5)	Amended and Restated Office/Warehouse Lease, between Resistance Technology, Inc. and Arden Partners I. L.L.P. (of which Mark S. Gorder is one of the principal owners) dated November 1, 1996.

+ 10.6(4)	Amended and Restated Non-Employee Directors’ Stock Option Plan.

+ 10.7(6)	Retirement Agreement, Consulting Agreement and General Release, dated August 30, 2000, between the Company and Stephen F. Ryan.

10.8(4)	Separation Agreement dated November 30, 2001 between the Company and Robert W. Ross.

10.9(10)	Settlement agreement dated September 12, 2003 between the Company and Andritz AG, Andritz Acquisition S.A.A.

+ 10.10(7)	Termination agreement following change of control or asset sale between the Company and Mark S. Gorder dated December 14, 2004

+ 10.11(7)	Separation Agreement between the Company and Gerald H. Broecker dated December 14, 2004

+ 10.12	Summary sheet for director fees.

+ 10.13	Summary sheet for executive officer compensation.

+ 10.14(11)	Employment agreement between the Company and Mark S. Gorder dated as of December 4, 2004

10.15(12)	Credit and Security Agreement dated August 31, 2005 by Resistance Technology, Inc. and RTI Electronics, Inc. and Diversified Business Credit, Inc.

10.16(12)	Security Agreement dated August 31, 2005 between IntriCon Corporation and Diversified Business Credit, Inc.

10.17(12)	Guaranty by Corporation dated August 31, 2005 between IntriCon Corporation and Diversified Business Credit, Inc.

10.18(12)	Term Loan Supplement (Real Estate) to Credit Agreement dated August 31, 2005, by Resistance Technology, Inc. and RTI Electronics, Inc. for the benefit of Diversified Business Credit, Inc.

10.19(12)	Term Loan Supplement (Equipment) to Credit Agreement dated August 31, 2005, by Resistance Technology, Inc. and RTI Electronics, Inc. for the benefit of Diversified Business Credit, Inc.

10.20(12)	Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents by Resistance Technology, Inc. to Diversified Business Credit, Inc.

10.21(13)	Form of Non-employee director Option Agreement for options issued pursuant to the Amended and Restated Non-Employee Directors Stock Option Plan

10.22(14)	Promissory note from Selas Heat Technology, LLP dated March 31, 2005

10.23(15)	Employment agreement between the Company and William J. Kullback dated April 25, 2005

10.24(15)	Termination agreement following change of control or asset sale between the Company and William J. Kullback dated April 25, 2005

10.25(15)	Form of Stock Option Agreement issued to executive officers pursuant to the 2001 Stock Option Plan

13.

“Five-Year Summary of Operations” as contained in the Company’s 2005 annual report to shareholders; “Other Financial Highlights” as contained in the Company’s 2005 annual report to shareholders; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as contained in the Company’s 2005 annual report to shareholders; and the Company’s consolidated financial statements, including the “Notes to Consolidated Financial Statements” and the “Report of Independent Registered Public Accounting Firm” as contained in the Company’s 2005 annual report to shareholders.

21(11)	List of significant subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm (Virchow, Krause & Company, LLP).

23.2	Consent of Independent Registered Public Accounting Firm (KPMG).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Denotes management contract, compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2003.

(2)	Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1997.

(3)	Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1995.

(4)	Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2001.

(5)	Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1996.

(6)	Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000.

(7)	Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on December 20, 2004.

(8)	Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on June 29, 2004.

(9)	Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2000.

(10)	Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.

(11)	Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2004.

(12)	Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.

(13)	Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on October 3, 2005.

(14)	Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005.

(15)	Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on April 26, 2005.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRICON CORPORATION (Registrant)

By:	/s/ William J. Kullback

William J. Kullback
Chief Financial Officer, Treasurer and Secretary

Dated: March 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark S. Gorder

Mark S. Gorder
President and Chief Executive
Officer and Director (principal executive officer)
March 17, 2006

/s/ William J. Kullback

William J. Kullback
Chief Financial Officer
Treasurer and Secretary
(principal accounting and financial officer)
March 17, 2006

/s/ Nicholas A. Giordano

Nicholas A. Giordano
Director
March 17, 2006

/s/ Robert N. Masucci

Robert N. Masucci
Director
March 17, 2006

/s/ Michael J. McKenna

Michael J. McKenna
Director
March 17, 2006

EXHIBIT INDEX

EXHIBITS:

3.2	The Company’s Amended and Restated By-Laws.

10.12	Summary sheet for director fees.

10.13	Summary sheet for executive officer compensation.

13.

“Summary of Operations” as contained in the Company’s 2005 annual report to shareholders; “Other Financial Highlights” as contained in the Company’s 2005 annual report to shareholders; “Management’s Discussion and Analysis of Financial Condition and Results of Operations” as contained in the Company’s 2005 annual report to shareholders; and the Company’s consolidated financial statements, including the “Notes to Consolidated Financial Statements” and the “Report of Independent Registered Public Accounting Firm” as contained in the Company’s 2005 annual report to shareholders.

23.1	Consent of Independent Registered Public Accounting Firm (Virchow, Krause and Company, LLP).

23.2	Consent of Independent Registered Public Accounting Firm (KPMG).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.