Form 10-Q
period 2006-03-31
INTRICON CORP
filed 2006-05-15
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 or 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2006

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

☒ YES       ☐ NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the Registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

☐ YES       ☒ NO

Indicate the number of shares outstanding of each of the Issuer’s classes of common stock, as of the latest practicable date.

COMMON SHARES, $1.00 PAR VALUE	5,151,942 (exclusive of 515,754
CLASS	treasury shares)
OUTSTANDING AT May 3, 2005

INTRICON CORPORATION

I N D E X

PART I:   FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
Assets

	March 31, 2006 (Unaudited)	December 31, 2005
Current assets:

Cash	$892,171	$1,109,402

Restricted cash	60,158	60,158

Accounts receivable (less allowance for doubtful accounts of $380,000
in 2006 and $370,000 in 2005)	6,568,789	6,925,357

Inventories	6,922,968	6,950,243

Refundable income tax	64,717	77,143

Other current assets	413,148	454,053

Total current assets	14,921,951	15,576,356

Property, plant and equipment:

Land	170,500	170,500
Buildings	1,732,914	1,732,914
Machinery and equipment	26,887,737	26,423,956

	28,791,151	28,327,370

Less: Accumulated depreciation	21,897,378	21,455,955

Net property, plant and equipment	6,893,773	6,871,415

Note receivable from sale of discontinued operations, less allowance of $296,000	503,923	503,923

Goodwill	5,867,239	5,754,219

Other assets, net	898,404	929,474

	$29,085,290	$29,635,387

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
Liabilities and Shareholders’ Equity

	March 31, 2006 (Unaudited)	December 31, 2005
Current liabilities:

Checks written in excess of cash	$369,565	$397,999

Current maturities of long-term debt	632,799	888,531

Accounts payable	3,431,592	3,136,555

Income taxes payable	248,730	298,914

Customer’s advance payments on contracts	—	59,210

Other accrued liabilities	2,339,450	2,610,474

Total current liabilities	7,022,136	7,391,683

Long term debt, less current maturities	5,141,154	5,319,181

Other postretirement benefit obligations	1,466,782	1,516,939

Note payable, net of current portion	769,080	646,530

Deferred income taxes	42,725	37,725

Accrued pension liabilities	641,395	633,818

Total liabilities	15,083,272	15,545,876

Commitments and contingencies (Notes 11 and 13)

Shareholders’ equity:

Common shares, $1 par; 10,000,000 shares
authorized; 5,667,068 and 5,665,568 shares
issued; 5,151,314 and 5,149,814 outstanding	5,667,068	5,665,568

Additional paid-in capital	12,100,651	12,053,590

Accumulated deficit	(2,293,426)	(2,152,017)

Accumulated other comprehensive loss	(207,197)	(212,552)

Less: 515,754 common shares held
in treasury, at cost	(1,265,078)	(1,265,078)

Total shareholders’ equity	14,002,018	14,089,511

	$29,085,290	$29,635,387

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2006 (Unaudited)	March 31, 2005 (Unaudited)
Sales, net	$11,836,133	$9,786,174

Cost of sales	9,069,723	7,403,802

Gross margin	2,766,410	2,382,372

Operating expenses:

Selling expense	902,421	803,598
General and administrative expense	1,305,409	1,252,414
Research and development expense	568,983	406,934

Total operating expenses	2,776,813	2,462,946

Operating loss	(10,403)	(80,574)

Interest expense	(156,527)	(112,043)
Interest income	21,893	—
Other income (expense), net	(34,285)	34,916

Loss from continuing operations
before income taxes	(179,322)	(157,701)

Income tax expense (benefit)	(37,913)	95,824

Loss from continuing operations	(141,409)	(253,525)

Income from discontinued operations,
net of income tax expense	—	463,756

Net income (loss)	$(141,409)	$210,231

Income (loss) per share (basic and diluted):
Continuing operations	$(.03)	$(.05)
Discontinued operations	—	.09

Net income (loss)	$(.03)	$.04

Average shares outstanding:

Basic and Diluted	5,151,942	5,129,214

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three months Ended
	March 31, 2006	March 31, 2005
Cash flows from operating activities:
Net income (loss)	$(141,409)	$210,231
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Loss from discontinued operations	—	(463,756)
Depreciation and amortization	468,077	560,952
Gain on disposition of property	—	(1,654)
Allowance for doubtful accounts	(9,001)	—
Provision for deferred income taxes	5,000	—
Changes in operating assets and liabilities:
Accounts receivable	536,409	(1,727,502)
Inventories	72,683	(855,054)
Other assets	86,315	(244,186)
Accounts payable	127,659	1,643,056
Accrued expenses	(351,120)	554,654
Customer advances	(62,236)	—
Other liabilities	(62,957)	(375,645)

Net cash provided (used) by continuing operations	669,420	(698,904)
Net cash provided by discontinued operations	4,300	1,037,342

Net cash provided by operating activities	673,720	338,438

Cash flows from investing activities:
Purchases of property, plant and equipment	(436,859)	(500,654)
Cash paid for acquisition of Amecon, Inc.	(3,141)	—
Proceeds from sales of property, plant and equipment	—	2,950

Net cash used by investing activities	(440,000)	(497,704)

Cash flows from financing activities:
Proceeds from short-term bank borrowings	—	721,097
Repayments of short-term bank borrowings	(296,729)	—
Proceeds from long-term borrowings	—	197,261
Repayments of long-term borrowings	(137,031)	(4,028)
Change in checks written in excess of cash	(28,434)	(523,143)

Net cash provided (used) by financing activities	(462,194)	391,187

Effect of exchange rate changes on cash	11,243	(3,008)

Net increase (decrease) in cash and cash equivalents	(217,231)	228,913
Cash and cash equivalents, beginning of period	1,109,402	246,430

Cash and cash equivalents, end of period	$892,171	$475,343

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s consolidated financial position as of March 31, 2006 and December 31, 2005, and the consolidated results of its operations for the three months ended March 31, 2006 and 2005. Results of operations for the interim periods are not necessarily indicators of the results of the operations expected results for the full year.

2.	New Accounting Pronouncements

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

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of adopting SFAS 123R on January 1, 2006, the net loss and net loss per share for the three months ended March 31, 2006, were $44,000 and $0.01 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

The Company calculates expected volatility for stock options and awards using both historical volatility as well as the average volatility of our peer competitors. The Company currently estimates a zero percent forfeiture rate for stock options but will continue to review in future periods.

3.	Discontinued Operations

In 2003, the Company initiated its plan to sell the remainder of its Heat Technology segment. This segment, which was sold on March 31, 2005, consisted of the operating assets of the Company, located in Dresher, Pennsylvania, Nippon Selas located in Tokyo, Japan and Selas Waermetechnik located in Ratingen, Germany. This business generated sales of $2.1 million and net income of $464,000 for the three months ended March 31, 2005. The net income for the three months ended March 31, 2005, included a gain on the sale of the operations of $536,000. The total purchase price was approximately $3.7 million, subject to adjustment, of which approximately $2.8 million was paid in cash on April 1, 2005, and $900,000 was paid in the form of a subordinated promissory note. An adjustment to the purchase price of approximately $352,000 was recorded in the quarter ended June 30, 2005.

4.	Business Segment Information

The Company made a strategic decision to focus its future on the Precision Miniature Medical and Electronics products business. The Company sold the remaining operations of its Heat Technology business of the Burners and Components business on March 31, 2005. As a result of this decision and other divestures the Company has made over the past three years, the Company now operates in only one segment.

5.	Inventories consisted of the following at:

	March 31, 2006	December 31, 2005
Raw material	$3,543,700	$3,948,330
Work-in-process	1,662,860	1,766,153
Finished products and components	1,716,409	1,235,760

	$6,922,968	$6,950,243

6.	Short and Long Term Debt

Short and long term debt at March 31, 2006 and December 31, 2005 are summarized as follows:

	March 31, 2006	December 31, 2005
Domestic Asset-Based Revolving Credit Facility	$3,616,566	$3,753,597
Foreign Overdraft and Letter of Credit Facility	516,033	764,825
Domestic Term Loans (Real Estate Based in 2005)	1,419,292	1,450,143
Domestic Equipment Leases Term Loan	222,062	239,144

	$5,773,953	$6,207,712
Less: Current maturities	(632,799)	(888,531)

Total Long Term Debt	$5,141,154	$5,319,181

The Company has a series of loan facilities available including a $5,500,000 domestic asset-based revolving credit facility supported by a borrowing base, to mature on August 31, 2008 with annual interest computed at the greater of 5.25%, or 0.5% over prime (8.25% as of March 31, 2006). The Company also has a $1,500,000 domestic real estate term loan supported by the Company’s Vadnais Heights, MN manufacturing facility, amortized on a 12-year schedule, to mature on August 31, 2008 with annual interest computed at the greater of 5.25%, or 0.75% over prime (8.5% as of March 31, 2006). The Company also has an unutilized $1,000,000 domestic equipment term loan which is collateralized by the assets. The loan is amortized on a five-year schedule, to mature on August 31, 2008 with annual interest computed at the greater of 5.25%, or 0.75% over prime. The domestic asset-based revolving facility carries a commitment fee of 0.25% per annum, payable on the unborrowed portion of the line. Additionally, the entire package of credit lines carries with it an annual fee of $27,500 due on August 31, 2006, 2007, and 2008.

The $8,000,000 domestic program ($5,500,000 revolver, $1,500,000 real estate, and $1,000,000 equipment line) also provides for one-, three- and six-month London Interbank Offered Rate (LIBOR) interest rate options at the applicable LIBOR rate plus 3.25% for the revolver, or 3.50% for the term loans.

In addition to the Company’s domestic facilities, the Company’s operation in Singapore maintains an overdraft and letter of credit facility. The facility is secured and with annual interest computed at approximately 6.5 percent. As of March 31, 2006, the overdraft and letter of credit facility has an outstanding balance of $516,033.

For the quarter ending March 31, 2006 we were in default with our Net Income and Fixed Charge Ratio covenants per our senior secured credit agreement with Diversified Business Credit, Inc. On April 18, 2006, we received a wavier letter for the two terms that were in default from Diversified Business Credit, Inc. The waiver granted was effective only in this specific instance and only for the first quarter ending March 31, 2006. This waiver shall not entitle us to any other or further waiver in any similar or other circumstances. We are currently in the process of renegotiating our bank covenants as well as increasing our borrowing capacity.

The outstanding balance of the revolving credit facilities was $3,616,566 and $3,753,597 at March 31, 2006 and December 31, 2005, respectively.

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

The Company believes that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities, and the control of capital spending will be sufficient to meet its anticipated cash requirements for operating needs through May 2007. If, however, the Company does not generate sufficient cash from operations, or if it incurs additional unanticipated liabilities, the Company may be required to seek additional financing or sell equity on terms which may not be as favorable as it could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that the Company will be able to negotiate acceptable terms. In addition, the Company’s access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as its own financial condition. While management believes that the Company will meet its liquidity needs through May 2007, no assurance can be given that the Company will be able to do so.

During 2005, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment. For 2005, the total principal amount of these leases was $314,000 with effective interest rates ranging from 6.7 to 8.0 percent. These agreements range from 3 to 5 years. The outstanding balance at March 31, 2006 and December 31, 2005 was $222,000 and $239,000, respectively.

7.	Income Taxes

Income taxes expense (benefit) was $(38,000) and $96,000 for the three months ended March 31, 2006 and 2005, respectively. On February 22, 2006 the Company received approval from the Singapore Ministry of Trade and Industry to lower the effective tax rate in Singapore from 20% to 13%. This change was retroactive to September of 2003. As such, a $106,000 benefit was recognized in the first quarter of 2006. The expense in 2005 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for Federal income tax purposes and, consequently, no expense from the current period domestic operations was recognized.

8.	Stockholders’ Equity and Stock-based Compensation

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Company’s employee stock option plan:

	Three months ended March 31,
	2006	2005
Basic – weighted shares outstanding	5,515,942	5,129,214
Weighted shares assumed upon exercise of stock options	—	—

Diluted – weighted shares outstanding	5,515,942	5,129,214

The dilutive impact summarized above relates to the periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted.

On January 1, 2006 the Company adopted the Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Compensation, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. For the three months ended March 31, 2006, the Company recognized $44,000 of non-cash stock option expense related to the adoption of SFAS No.123R.

9.	Income (Loss) Per Share

Excluded from the computation of diluted earnings per share for the three months ended March 31, 2006 were options to purchase approximately 727,000 common shares, with an average exercise price of $3.99, because the effect would have been anti-dilutive. Excluded from the computation of diluted earnings per share for the three months ended March 31, 2005 were options to purchase approximately 661,000 common shares because the effect would have been anti-dilutive.

10.	Comprehensive Income (Loss)

The components of comprehensive income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows:

	Three months ended March 31,
	2006	2005
Net income (loss)	$(141,409)	$210,231

Gain on foreign currency translation adjustment	5,355	404,884

Comprehensive income (loss)	$(136,054)	$615,115

Accumulated other comprehensive loss totaled $207,000 and $213,000 at March 31, 2006 and December 31, 2005, respectively.

11.	Legal Proceedings

The Company is a defendant along with a number of other parties in approximately 122 lawsuits as of March 31, 2005 (approximately 122 lawsuits as of December 31, 2005) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 — July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate its position. The Company has contacted representatives of the Company’s excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company’s consolidated financial position or results of operations.

As more fully described in Note 13, the Company’s wholly owned French subsidiary, Selas SAS filed insolvency in France and is being managed by a court appointed judiciary administrator. The Company may be subject to additional litigation or liabilities as a result of the French insolvency.

The Company is also involved in other lawsuits arising in the ordinary course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company’s consolidated financial position, liquidity, or results of operations.

12.	Related-Party Transactions

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total base rent expense incurred under the lease was approximately $368,000 for 2005, $368,000 for 2004 and $336,000 for 2003. Annual lease commitments approximate $368,000 through October 2011.

13.	Subsidiary Insolvency

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

14.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Three months Ended
	March 31, 2006	March 31, 2005
Interest received	$16,243	$53
Interest paid	111,632	103,104
Income taxes paid	800	20,975
Acquisition of assets of Amecon, Inc.
Goodwill	113,020	—
Property and equipment	53,522	—

The adjustment to the assets for Amecon, which were acquired on October 2005, was due to the final adjustment to the working capital requirement as stated in the asset purchase agreement. The Company believes no future material adjustment is likely.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (formerly Selas Corporation of America) is an international firm that designs, develops, engineers and manufactures micro-miniature medical and electronic products. The Company supplies micro-miniaturized components, systems and molded plastic parts, primarily to the hearing instrument manufacturing industry, as well as the computer, electronics, telecommunications and medical equipment industries. In addition to its Arden Hills headquarters, the Company has facilities in California, Singapore, and Germany. Within discontinued operations, the Company had facilities in Pennsylvania, Japan and Germany. See also notes 3 and 4 to the Condensed Consolidated Financial Statements.

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

The Company manufactures micro-miniature components, systems and molded plastic parts for hearing instruments, medical equipment, electronics, telecommunications and computer industry manufacturers. These components consist of volume controls, microphones, trimmer potentiometers and switches. The Company also manufactures hybrid amplifiers and integrated circuit components (“hybrid amplifiers”), along with faceplates for in-the-ear and in-the-canal hearing instruments. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer’s individualized specifications. Sales to hearing instrument manufacturers represented approximately 47% of net sales for the Company’s precision miniature medical and electronic products business in the first three months of fiscal 2006.

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

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, are forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to:

•

statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” such as, the impact of future cash flows, the ability to meet working capital requirements, and litigation; and

•	statements in “Notes to the Company’s Condensed Consolidated Financial Statements”.

Forward-looking statements also include, without limitation, statements as to the Company’s:

•	expected future results of operations and growth;

•	ability to meet working capital requirements; and

•	business strategy

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

For a description of these and other risks see “Risk Factors” in Part 1, Item 1A: Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

2006 compared with 2005

Sales, net

Consolidated net sales for the three months ended March 31, were as follows (in thousands):

			Change
	2006	2005	Dollars	Percent
Three months ended March 31	$11,836	$9,786	$2,050	20.9%

Our net sales for the three months are comprised of four main sectors: Hearing health, electronics, medical and professional audio device. Our net sales for the three months ended March 31, 2006 increased for three of the four product sectors over the same periods in the prior year.

The professional audio device product sector grew 24 percent in the three months ended March 31, 2006 over same period prior year primarily due to sales of a new microphone to a specific customer. The electronics product sector increased 47 percent in the three months ended March 31, 2006 over same period prior year. Exclusive of the October 6, 2005 acquisition of Amecon Inc., sales increased 9 percent.

Despite minimal growth in the primary hearing health industry, net sales for our hearing health sector grew 18 percent over the same period prior year. The increase was primarily due to new product offerings in our advance line of amplifier assemblies and systems based on Digital Signal Processing (DSP).

We experienced a decrease of 1 percent in net sales to the medical equipment market in the three months ended March 31, 2006 over same period prior year.

Gross profit

Gross profit margins for the three months ended March 31, were as follows (in thousands):

	2006		2005		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Three months ended March 31	$2,766	23.4%	$2,382	24.3%	$384	(0.9)%

The gross profit margin as a percentage of sales, decreased slightly for the three month period ended March 31, 2006 compared to the previous year period primarily due to new project inefficiencies.

Selling, general and administrative expenses (SG&A)

Selling, general and administrative expenses (SG&A) for the three months ended March 31 were as follows (in thousands):

	2006		2005		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent Increase/ (Decrease)
Selling	$902	7.6%	$804	8.2%	$98	12.2%
General and administrative	1,305	11.0%	1,252	12.8%	53	4.2%
Research and development	569	4.8%	407	4.2%	162	39.8%

The increased selling, general and administrative, and research and development expense for three month period ended March 31, 2006 as compared to the prior year period was primarily driven by the need to adequately support the our substantial growth and our October 6, 2005 acquisition of Amecon, Inc. Various investments were made in selling, general and administrative, and research and development areas beginning in the second quarter of 2005.

Operating loss

Operating losses for the three months ended March 31, 2006 and 2005 were $10,000 and $81,000 respectively.

Interest expense

Interest expense for the three months ended March 31, 2006 and 2005 was $157,000 and $112,000 respectively. The increase from the prior year’s interest expense was due to the higher outstanding debt balance and increasing interest rates. The higher outstanding was debt balance was primarily driven by the debt related to the purchase of Amecon Inc.

Interest income

Interest income for the three months ended March 31, 2006 and 2005 was $21,000 and $0, respectively. The interest income was attributable to interest on the note receivable from the buyer of the discontinued operations that were sold on March 31, 2005.

Other income (expense)

Other income (expense) for the three months ended March 31, 2006 and 2005 was $(34,000) and $35,000, respectively. The other expense for the quarter ended March 2006, primarily related to loss on foreign exchange.

Income taxes

Income taxes expense (benefit) was $(38,000) and $96,000 for the three months ended March 31, 2006 and 2005, respectively. On February 22, 2006 the Company received approval from the Singapore Ministry of Trade and Industry to lower the effective tax rate in Singapore from 20% to 13%. This change was retroactive to September of 2003. As such a $106,000 benefit was recognized in the first quarter of 2006. The expense in 2005 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for Federal income tax purposes and, consequently, no expense from the current period domestic operations was recognized.

Income loss from continuing operations

For the three months ended March 31, 2006 and 2005, the net loss from continuing operations was $141,000 and $254,000, respectively.

Discontinued Operations

Discontinued operations generated a net income of $464,000 for the three months ended March 31, 2005. The income for the three months ended March 31, 2005 included a gain on the sale of the Burners and Components business of $968,000. See note 3 of the Consolidated Condensed Financial Statements. There were no discontinued operations for the three months ended March 31, 2006.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows (in thousands):

	Three months Ended
	March 31, 2006	March 31, 2005
Cash provided (used) by:
Continuing operations	$670	$(699)
Discontinued operations*	4	1,037
Investing activities	(440)	(498)
Financing activities	(462)	391
Effect of exchange rate changes on cash	11	(2)

Increase (decrease) in cash and cash equivalents	$(217)	$299

*Includes proceeds from the sale of discontinued operations.

The Company had the following bank arrangements (in thousands):

	March 31, 2006	December 31, 2005

Total availability under existing facilities	$10,222	$10,239

Domestic Asset-Based Revolving Credit Facility	3,617	3,754
Foreign Overdraft and Letter of Credit Facility	516	765
Domestic Term Loans (Real Estate Based in 2005)	1,419	1,450
Domestic Equipment Lease Term Loan	222	239

Total Debt	5,774	6,208

Total availability under existing facilities	$4,448	$4,031

On August 31, 2005, our wholly-owned subsidiaries Resistance Technology, Inc. and RTI Electronics, Inc. (the “Borrowers”) entered into a senior secured credit agreement with Diversified Business Credit, Inc. (the “Agreement”), and related Term Loan Supplement (Real Estate) and Term Loan Supplement (Equipment). In connection with the Agreement, on August 31, 2005, we also entered into a security agreement and a guaranty by corporation with Diversified Business Credit, Inc. whereby we guaranteed the full amount that the Borrowers may owe Diversified Business Credit, Inc. Under these agreements, we and the Borrowers granted Diversified Business Credit, Inc. a security interest in substantially all of their assets. In addition, Resistance Technology, Inc. granted a mortgage on its Vadnais Heights, Minnesota facility.

The Agreement has a term of three years. The Agreement provides for the following:

•	$5.5 million asset-backed revolving credit facility supported by a monthly borrowing base;

•	$1.5 million real estate term loan amortized on a 12-year schedule; and

•	$1.0 million equipment term loan amortized on a five-year schedule.

The domestic revolving credit facility bears interest at 0.5% over the prime rate or, at the option of the Borrower, subject to certain exceptions, the London InterBank Offered Rate (“LIBOR”) plus 3.25%, provided that in no event will the rate be less than 5.25%. The domestic term loans bear interest at 0.75% over the prime rate or, at the option of the Borrower, subject to certain exceptions, LIBOR plus 3.50%, (8.25% at March 31, 2006) provided that in no event will the rate be less than 5.25%. Notwithstanding the foregoing, interest paid on advances for each twelve month period may never be less than $100,000. Under the Agreement, an unused line fee at the rate of 0.25% per annum on the daily average unused amount of the revolving credit facility is due and payable monthly in arrears on the first day of the month. In addition, the Borrowers must pay an annual fee equal to the greater of $27,500 or one-half percent of the maximum amount permitted to be borrowed under the revolving credit facility. In addition, if the facility is terminated by the Borrowers prior to the end of the term, the Borrowers will also be required to pay a termination fee equal to 3% (if terminated before the first anniversary of the facility), 2% (if terminated before the second anniversary of the facility) and 1% (if terminated before the third anniversary of the facility), respectively, of the total of the maximum amount available under the revolving credit facility plus the amounts then outstanding under the terms loans.

The domestic revolving credit facility requires monthly interest payments with a balloon payment at maturity. The real estate term loan requires monthly principal payments of $10,285, with any balance due on August 31, 2008. The equipment term loan requires monthly principal payments based on a assumed amortization period of 60 months, with any balance due on August 31, 2008.

The outstanding balance on the real-estate term loan was approximately $1,419,000 and $1,450,000 at March 31, 2006 and December 31, 2005, respectively.

Under the Agreement, without the prior written consent from Diversified Business Credit, Inc., we and the Borrowers are restricted or limited, except as otherwise permitted in the Agreement, from, among other things: becoming or remaining liable in any manner with respect of indebtedness or contractual liability; declaring or paying any cash dividends (except that Borrowers may declare and pay dividends to the Company as described in the Agreement), purchasing or redeeming any of our capital stock or otherwise distributing any property on its capital stock; creating, expending or contracting to expend, in any one calendar year, with respect to the Borrowers collectively, more than $2.0 million in the aggregate, or more than $250,000 in any one transaction, for the lease, purchase or other acquisition of any capital asset, or for the lease of any other asset whether payable currently or in the future; selling, leasing or otherwise disposing of any collateral (as defined in the agreement) or all or any substantial part of its property; consolidating or merging with any other corporation or acquiring stock of any corporation or entering into any other partnership or joint venture; substantially alter the nature of the business in which it is engaged; permitting any breach, default or event of default to occur under any note, loan, agreement or other contractual obligation binding the Borrowers; or amending governing documents.

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

On August 15, 2005, our wholly-owned subsidiary, RTI Tech, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $2.0 million line of credit. Borrowings bear interest at a rate of 6.47%. This facility will be reviewed annually to determine whether it will be renewed. The outstanding balance was $516,000 and $765,000 at March 31, 2006 and 2005, respectively.

For the quarter ending March 31, 2006 we were in default with our Net Income and Fixed Charge Ratio covenants per our senior secured credit agreement with Diversified Business Credit, Inc. On April 18, 2006, we received a wavier letter for the two terms that were in default from Diversified Business Credit, Inc. The waiver granted was effective only in this specific instance and only for the first quarter ending March 31, 2006. This waiver shall not entitle us to any other or further waiver in any similar or other circumstances. We are currently in the process of renegotiating our bank covenants as well as increasing our borrowing capacity. Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control.

We believe that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities, and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs through May 2007. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that we will meet our liquidity needs through May 2007, no assurance can be given that we will be able to do so.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Compensation, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. On April 14, 2005, the Securities and Exchange Commission issued a release announcing the adoption of a new rule delaying the required implementation of SFAS No. 123R. Under this new rule, SFAS No. 123R is effective as of the beginning of the first annual reporting period that begins after June 15, 2005. For the first quarter ending March 31, 2006 the non-cash stock option expense related to the adoption of SFAS No. 123R was $44,261.

Under the modified prospective approach, SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of adopting SFAS 123R on January 1, 2006, the net loss and net loss per share for the three months ended March 31, 2006, were $44,000 and $0.01 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

The Company calculates expected volatility for stock options and awards using both historical volatility as well as the average volatility of our peer competitors. The Company currently estimates a zero percent forfeiture rate for stock options but will continue to review in future periods.

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company’s revenue recognition, accounts receivable reserves, inventory reserves, discontinued operations, goodwill, long-lived assets and deferred taxes policies. These and other significant accounting policies, except for revenue recognition which is described in the paragraphs below, are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the financial statements contained in or incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

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

For information regarding the Company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. There have been no material changes in the Company’s portfolio of financial instruments or market risk exposures which have occurred since December 31, 2005.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2006 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission’s rules and forms. Officers of the company have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports the Company files or submits under Exchange Act are accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there was no such change during the quarter ended March 31, 2006.

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

The information contained in Notes 11 and 13 to the Consolidated Condensed Financial Statements in part 1 of this quarterly report is incorporated by reference herein.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10 — K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

At the 2006 Annual Meeting of Shareholders of the Company held on April 22, 2006:

Mr. Nicholas A. Giordano was re-elected as director of the Board of Directors of the Company for terms expiring at the 2006 Annual Meeting. In the election, 4,188,251 votes were cast for Mr. Giordano. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed at the 2006 Annual Meeting by the holders of 526,458 shares withheld authority to vote for Mr. Giordano. The terms of the following directors continued after the Annual Meeting: Michael J. McKenna, Robert N. Masucci, and Mark S. Gorder.

The 2006 Equity Incentive Plan was also approved. In the election, 1,997,390 votes were cast in favor of approval, while 774,333 were cast opposing approval, and holders of 7,823 shares withheld authority to vote.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

10.1(1)	2006 Equity Incentive Plan

10.2	Form of stock option agreement for options granted pursuant to the 2006 Equity Incentive Plan

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Proxy Statement filed with the SEC on March 17, 2006.

INTRICON CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION (Registrant)

Date:	May 12, 2006	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer (principal executive officer)

EXHIBIT INDEX

10.2	Form of stock option agreement for options granted pursuant to the 2006 Equity Incentive Plan

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002