Form 10-Q
period 2006-06-30
INTRICON CORP
filed 2006-08-14
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED June 30, 2006

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM ______________ to ______________

COMMISSION FILE NUMBER 1-5005

INTRICON CORPORATION

(Exact Name of Registrant as Specified in its Charter)

PENNSYLVANIA	23-1069060
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1260 RED FOX ROAD,	55112
ARDEN HILLS, MINNESOTA	(Zip Code)
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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12B-2 of the Exchange Act)

☐  YES      ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON SHARES, $1.00 PAR VALUE	5,156,314 (net of 515,754
CLASS	treasury shares) OUTSTANDING AT JULY 31, 2005

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION

Consolidated Condensed Balance Sheets

Assets

	Unaudited 2006 (Unaudited)	December 31, 2005

Current assets:

Cash	$880,432	$1,109,402
Restricted cash	60,158	60,158

Accounts receivable (less allowance for doubtful accounts of $260,000 in 2006 and $370,000 in 2005)	7,492,215	6,925,357

Inventories	7,453,689	6,950,243
Refundable income tax	60,405	77,143

Other current assets	404,218	454,053

Total current assets	16,351,117	15,576,356

Property, plant and equipment:

Land	—	170,500
Buildings	—	1,732,914
Machinery and equipment	27,816,612	26,423,956

	27,816,612	28,327,370

Less: Accumulated depreciation	21,788,851	21,455,955

Net property, plant and equipment	6,027,761	6,871,415

Note receivable from sale of discontinued operations, less allowance of $296,000	453,923	503,923

Goodwill	5,867,239	5,754,219

Other assets, net	668,843	929,474

	$29,368,883	$29,635,387

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Balance Sheets

Liabilities and Shareholders’ Equity

	June 30, 2006 (Unaudited)	December 31, 2005
Current liabilities:

Checks written in excess of cash	$571,036	$397,999

Current maturities of long-term debt	725,641	888,531

Accounts payable	3,720,926	3,136,555

Income taxes payable	236,759	298,914

Deferred gain on building sale	118,036	—

Other accrued liabilities	3,121,643	2,669,684

Total current liabilities	8,494,041	7,391,683

Long term debt, less current maturities	2,440,039	5,319,181

Other postretirement benefit obligations	1,414,480	1,516,939

Note payable, net of current portion	769,081	646,530

Deferred income taxes	42,725	37,725

Accrued pension liabilities	647,992	633,818

Deferred gain on building sale, net of current portion	1,062,324	—

Total Non-Current Liabilities	6,376,641	8,154,193

Total liabilities	14,870,682	15,545,876

Commitments and contingencies (Notes 11 and 13)

Shareholders’ equity:

Common shares, $1 par; 10,000,000 shares authorized; 5,672,068 and 5,665,568 shares issued; 5,156,314 and 5,149,814 outstanding	5,672,068	5,665,568

Additional paid-in capital	12,160,361	12,053,590

Accumulated deficit	(1,870,934)	(2,152,017)

Accumulated other comprehensive loss	(198,216)	(212,552)

Less: 515,754 common shares held in treasury, at cost	(1,265,078)	(1,265,078)

Total shareholders’ equity	14,498,201	14,089,511

	$29,368,883	$29,635,387

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	June 30, 2006 (Unaudited)	June 30, 2005 (Unaudited)
Sales, net	$13,208,492	$11,601,372

Cost of sales	9,689,188	8,190,267
Gross margin	3,519,304	3,411,105

Operating expenses:

Selling expense	869,111	884,615
General and administrative expense	1,321,397	1,284,518
Research and development expense	611,838	358,819

Total operating expenses	2,802,346	2,527,952

Operating income	716,958	883,153

Interest expense	(144,649)	(107,622)
Interest income	17,747	19,538
Other income (expense), net	(28,758)	70,882

Income from continuing operations before income taxes	561,298	865,951

Income tax expense	112,931	192,595

Income from continuing operations	448,367	673,356

Loss from discontinued operations, net of income tax expense	(25,876)	(356,415)

Net income	$422,491	$316,941

Income (loss) per share
Basic:
Continuing operations	$.09	$.13
Discontinued operations	(.01)	(.07)
	$.08	$.06
Diluted:
Continuing operations	$.08	$.13
Discontinued operations	(.00)	(.07)
	$.08	$.06
Average shares outstanding:
Basic	5,155,425	5,129,214
Diluted	5,462,396	5,129,214

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Operations

(Unaudited)

	Six Months Ended
	June 30, 2006 (Unaudited)	June 30, 2005 (Unaudited)
Sales, net	$25,044,626	$21,387,546

Cost of sales	18,758,911	15,594,065
Gross margin	6,285,715	5,793,481

Operating expenses:

Selling expense	1,771,532	1,688,214
General and administrative expense	2,626,806	2,536,933
Research and development expense	1,180,821	765,754

Total operating expenses	5,579,159	4,990,901

Operating income	706,556	802,580

Interest expense	(301,176)	(219,665)
Interest income	39,640	18,582
Other income (expense), net	(60,944)	106,754

Income from continuing operations before income taxes	384,076	708,251

Income tax expense	75,018	288,421

Income from continuing operations	309,058	419,830

Income (loss) from discontinued operations, net of income tax expense	(27,975)	107,341

Net income	$281,083	$527,171

Income (loss) per share:
Basic:
Continuing operations	$.06	$.08
Discontinued operations	(.01)	.02
	$.05	$.10
Diluted:
Continuing operations	$.06	$.08
Discontinued operations	(.01)	.02
	$.05	$.10
Average shares outstanding:
Basic	5,152,914	5,129,214
Diluted	5,439,651	5,129,214

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six months Ended
	June 30, 2006	June 30, 2005
Cash flows from operating activities:
Net income	$281,083	$527,171
Adjustments to reconcile net income to net cash provided by operating activities:
(Income) loss from discontinued operations	27,975	(107,341)
Depreciation and amortization	910,758	1,055,586
Stock-based compensation	93,346	—
Gain on disposition of property	—	(1,239)
Allowance for doubtful accounts	109,719	—
Provision for deferred income taxes	5,000	(112,727)
Changes in operating assets and liabilities:
Accounts receivable	(617,570)	(1,323,072)
Inventories	(501,544)	(1,492,821)
Other assets	380,948	(671,872)
Accounts payable	504,804	1,582,969
Accrued expenses	426,485	644,597
Customer advances	(60,622)	3,616
Other liabilities	(79,044)	(295,082)
Net cash provided (used) by continuing operations	1,481,338	(190,215)
Net cash provided (used) by discontinued operations	(23,675)	3,102,433
Net cash provided by operating activities	1,457,663	2,912,218

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,390,417)	(794,331)
Cash paid for acquisition of Amecon, Inc.	(3,141)	—
Proceeds from sales of property, plant and equipment	2,557,334	2,950
Net cash provided (used) by investing activities	1,163,776	(791,381)

Cash flows from financing activities:
Repayments of short-term bank borrowings	(214,531)	(503,012)
Proceeds from long-term borrowings	—	294,132
Repayments of long-term borrowings	(2,827,502)	(1,480,511)
Change in restricted cash	—	(2,668)
Change in checks written in excess of cash	173,037	(511,543)
Net cash provided (used) by financing activities	(2,868,996)	(2,203,602)

Effect of exchange rate changes on cash	18,587	(8,062)

Net decrease in cash and cash equivalents	(228,970)	(90,827)
Cash and cash equivalents, beginning of period	1,109,402	246,430

Cash and cash equivalents, end of period	$880,432	$155,603

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s consolidated financial position as of June 30, 2006 and December 31, 2005, and the consolidated results of its operations for the three and six months ended June 30, 2006 and 2005. Results of operations for the interim periods are not necessarily indicators of the results of the operations expected for the full year.

2.	New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Compensation, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. On April 14, 2005, the Securities and Exchange Commission issued a release announcing the adoption of a new rule delaying the required implementation of SFAS No. 123R. Under this new rule, SFAS No. 123R was effective as of the beginning of the first annual reporting period that began after June 15, 2005.

The Company adopted SFAS 123R on January 1, 2006 using the modified prospective approach. SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 included compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of adopting SFAS 123R on January 1, 2006, the net income and net income per share for the three and six months ended June 30, 2006, were $49,000 or $0.01 and $93,000 or $0.02 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

The Company calculates expected volatility for stock options and awards using both historical volatility as well as the average volatility of our peer competitors. The Company currently estimates a zero percent forfeiture rate for stock options but will continue to review this estimate in future periods.

3.	Discontinued Operations

In 2003, the Company initiated its plan to sell the remainder of its Heat Technology segment. This segment, which was sold on March 31, 2005, consisted of the operating assets of the Company, located in Dresher, Pennsylvania, Nippon Selas located in Tokyo, Japan and Selas Waermetechnik located in Ratingen, Germany. This business generated sales of $2.1 million and net income of $464,000 for the six months ended June 30, 2005. The net income for the six months ended June 30, 2005, included a gain on the sale of the operations of $536,000. The total purchase price was approximately $3.7 million, subject to adjustment, of which approximately $2.8 million was paid in cash on April 1, 2005, and $900,000 was paid in the form of a subordinated promissory note. An adjustment to the purchase price of approximately $352,000 was recorded in the quarter ended June 30, 2005.

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

5.	Inventories consisted of the following at:

	June 30, 2006	December 31, 2005
Raw material	$3,977,039	$3,948,330
Work-in-process	2,051,070	1,766,153
Finished products and components	1,425,580	1,235,760

	$7,453,689	$6,950,243

6.	Short and Long Term Debt

Short and long term debt at June 30, 2006 and December 31, 2005 are summarized as follows:

	June, 2006	December 31, 2005
Domestic Asset-Based Revolving Credit Facility	$2,191,116	$3,753,597
Foreign Overdraft and Letter of Credit Facility	769,875	764,825
Domestic Term Loans (Real Estate Based in 2005)	—	1,450,143
Domestic Equipment Leases Term Loan	204,689	239,144
	$3,165,680	$6,207,712
Less: Current maturities	(725,641)	(888,531)
Total Long Term Debt	$2,440,039	$5,319,181

The Company has a series of loan facilities available including a $5,500,000 domestic asset-based revolving credit facility supported by a borrowing base, to mature on August 31, 2008 with annual interest computed at the greater of 5.25%, or 0.5% over prime (prime was 8.25% as of June 30, 2006). The Company also has an unutilized $1,000,000 domestic equipment term loan which is collateralized by the assets. The loan is amortized on a five-year schedule, to mature on August 31, 2008 with annual interest computed at the greater of 5.25%, or 0.75% over prime. The domestic asset-based revolving facility carries a commitment fee of 0.25% per annum, payable on the unborrowed portion of the line. Additionally, the entire package of credit lines carries with it an annual fee of $27,500 due on August 31, 2006, 2007, and 2008.

The domestic program did include a $1,500,000 real estate loan, which was associated with the Company’s Vadnais Heights, manufacturing facility. In June 2006, the Company completed a sale-leaseback of the Vadnais Heights, manufacturing facility. The transaction generated proceeds of $2,650,000, of which $1,388,000 was used to repay the associated real estate loan and the remainder to pay down the company’s domestic revolver. The gain on the sale of $1,180,000 will be recognized over the initial 10-year lease term as the renewal options in the lease are not assured and a penalty does not exist if the Company does not exercise the renewal options.

The $6,500,000 domestic program ($5,500,000 revolver and $1,000,000 equipment line) also provides for one-, three- and six-month London Interbank Offered Rate (LIBOR) interest rate options at the applicable LIBOR rate plus 3.25% for the revolver and 3.50% for the term loans.

Effective for the second quarter an amendment was made to the Company’s credit agreement. In connection with the calculation and measurement of some of the financial covenants during fiscal year 2006, no reduction will be made for any non-cash expense charge incurred after January 1, 2006 and attributable to such period under accounting rule FAS 123R with respect to all approved Intricon Stock Option Plans; provided however that aggregate amount of such adjustments may not exceed $1,000,000. The non-cash stock option expense for the three and six months ended June 30, 2006, were $49,000 and $93,000, respectively. As of June 30, 2006 the Company was in compliance with all financial covenants.

The outstanding balance of the revolving credit facilities was $2,191,116 and $3,753,597 at June 30, 2006 and December 31, 2005, respectively.

The terms of the domestic loan agreements require monthly interest payments on the revolving line with a balloon payment due at the end of the loan and equipment line consistent with their respective 12-year and five-year amortization periods.

In addition to the Company’s domestic facilities, the Company’s operation in Singapore maintains an overdraft and letter of credit facility. The facility is secured and with annual interest computed at approximately 6.5 percent. As of June 30, 2006, the overdraft and letter of credit facility had an outstanding balance of $769,875.

The Company’s ability to pay the principal and interest on its indebtedness as it comes due will depend upon its current and future performance. The Company’s performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond the Company’s control.

The Company believes that funds expected to be generated from operations, the available borrowing capacity through the Company’s revolving credit loan facilities, and the control of capital spending will be sufficient to meet its anticipated cash requirements for operating needs through August 2007. If, however, the Company does not generate sufficient cash from operations, or if it incurs additional unanticipated liabilities, the Company may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as it could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that the Company will be able to negotiate acceptable terms. In addition, the Company’s access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as its own financial condition. While management believes that the Company will meet its liquidity needs through August 2007, no assurance can be given that the Company will be able to do so.

During 2005, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment. For 2005, the total principal amount of these leases was $314,000 with effective interest rates ranging from 6.7 to 8.0 percent. These agreements range from 3 to 5 years. The outstanding balance at June 30, 2006 and December 31, 2005 was $205,000 and $239,000, respectively.

7.	Income Taxes

Income taxes expense for the three and six months ended June 30, 2006 were $113,000 and $75,000 respectively, compared to $193,000 and $288,000 for the same periods in 2005, respectively. On February 22, 2006 the Company received approval from the Singapore Ministry of Trade and Industry to lower the effective tax rate in Singapore from 20% to 13%. This change was retroactive to September of 2003. As such, a $106,000 benefit was recognized in the first quarter of 2006. The expense in 2005 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for Federal income tax purposes and, consequently, no expense from the current period domestic operations was recognized.

8.	Stockholders’ Equity and Stock-based Compensation

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Company’s employee stock option plan:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Basic – weighted shares outstanding	5,155,425	5,129,214	5,152,914	5,129,214
Weighted shares assumed upon exercise of stock options	306,971	—	286,737	—
Diluted – weighted shares outstanding	5,462,396	5,129,214	5,439,651	5,129,214

The dilutive impact summarized above relates to the periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted.

On January 1, 2006 the Company adopted the SFAS No. 123R, Share-Based Compensation, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. For the three and six months ended June 30, 2006, the Company recognized $49,000 and $93,000, respectively, of non-cash stock option expense related to the adoption of SFAS No.123R.

9.	Income (Loss) Per Share

Excluded from the computation of diluted earnings per share at June 30, 2006 were options to purchase approximately 124,000 common shares, with an average exercise price of $10.08, because the effect would have been anti-dilutive. Excluded from the computation of diluted earnings per share at June 30, 2005 were options to purchase approximately 690,000 common shares, with an average exercise price of $4.18, because the effect would have been anti-dilutive.

10.	Comprehensive Income

The components of comprehensive income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows:

	Three months ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Net income	$422,491	$316,941	$281,083	$527,171

Gain (loss) on foreign currency translation adjustment	8,981	(57,188)	14,336	347,696

Comprehensive income	$431,472	$259,753	$295,419	$874,867

Accumulated other comprehensive loss totaled $198,000 and $213,000 at June 30, 2006 and December 31, 2005, respectively.

11.	Legal Proceedings

The Company is a defendant along with a number of other parties in approximately 124 lawsuits as of June 30, 2006 (approximately 122 lawsuits as of December 31, 2005) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy. The Company has requested that the lead carrier substantiate its position. The Company has contacted representatives of the Company’s excess insurance carrier for some or all of this period. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company’s consolidated financial position or results of operations.

A claim has been made against the Company by BET Investments for recovery of costs allegedly incurred by BET in connection with the removal of drums containing hazardous materials and related clean-up costs from real estate which the Company sold to BET in 2003 and upon which the Company formerly operated a manufacturing facility. Based upon invoices submitted by BET, the maximum amount of BET’s claim is approximately $270,000. The Company and its counsel are currently evaluating the extent of the Company’s liability, if any, for this claim. Although we are unable to estimate the exact amount of loss, we believe at this time the loss estimate could range from $0 to $270,000. Based on the information available to us at this time, no amount in this range appears to be a better estimate than any other amount. As such as of June 30, 2006 we have not recorded a reserve for this claim.

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

14.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Six months Ended
	June 30, 2006	June 30, 2005
Interest received	$32,486	$18,705
Interest paid	239,673	234,430
Income taxes paid	16,400	32,264
Deferred gain recorded on sale of manufacturing facility	$1,180,360	—
Acquisition of assets of Amecon, Inc
Goodwill	113,020	—
Property and equipment	53,522	—

The adjustment to the assets for Amecon, which were acquired in October 2005, was due to the final adjustment to the working capital requirement as stated in the asset purchase agreement. The Company believes no future material adjustment is likely.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (formerly Selas Corporation of America) is an international firm that designs, develops, engineers and manufactures micro-miniature medical and electronic products. The Company supplies micro-miniaturized components, systems and molded plastic parts, primarily to the hearing instrument manufacturing industry, as well as the computer, electronics, telecommunications and medical equipment industries. In addition to its operations in Minnesota, the Company has facilities in California, Singapore, and Germany. Within discontinued operations, the Company had facilities in Pennsylvania, Japan and Germany. See also notes 3 and 4 to the Condensed Consolidated Financial Statements.

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

The Company manufactures micro-miniature components, systems and molded plastic parts for hearing instruments, medical equipment, electronics, telecommunications and computer industry manufacturers. These components consist of volume controls, microphones, trimmer potentiometers and switches. The Company also manufactures hybrid amplifiers and integrated circuit components (“hybrid amplifiers”), along with faceplates for in-the-ear and in-the-canal hearing instruments. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer’s individualized specifications. Sales to hearing instrument manufacturers represented approximately 50% of net sales for the Company’s precision miniature medical and electronic products business in the first six months of fiscal 2006.

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

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, are forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” such as, the impact of future cash flows, the ability to meet working capital requirements and liquidity needs, insurance coverage, liability in connection with the sale of a manufacturing facility, no future material adjustments to working capital requirements in the Amecon, Inc asset purchase agreement or purchase price adjustments regarding the sale of the discontinued operations, and litigation; and “Notes to the Company’s Condensed Consolidated Financial Statements”.

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

In addition, forward-looking statements also include the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

•	the ability to implement the Company’s business and growth strategy;
•	risks arising in connection with the insolvency of Selas SAS and potential liabilities and actions arising in connection therewith;
•	the volume and timing of orders received by the Company;
•	changes in estimated future cash flows;

•	ability to collect on its accounts receivable;
•	foreign currency movements in markets the Company services;
•	changes in the global economy and financial markets;
•	changes in the mix of products sold;
•	ability to meet increasing demand;
•	changes in customer requirements;
•	timing and extent of research and development expenses;
•	acceptance of the Company’s products;
•	competitive pricing pressures;
•	pending and potential future litigation;
•	availability of electronic components for the Company’s products;
•	ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;
•	ability to pay debt when it comes due;
•	the loss of one or more of our major customers;
•	ability to identify and integrate acquisitions;
•	effects of legislation;
•	effects of foreign operations;
•	ability to recruit and retain engineering and technical personnel;
•	loss of members of our senior management team;
•	our ability and the ability of our customers to protect intellectual property; and
•	risks associated with terrorist attacks, war and threats of attacks and wars.

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

2006 compared with 2005

Sales, net

Consolidated net sales for the three and six months ended June 30, were as follows (in thousands):

			Change
	2006	2005	Dollars	Percent
Three months ended June 30	$13,208	$11,601	$1,607	13.9%
Six months ended June 30	$25,045	$21,388	$3,657	17.1%

Our net sales for the three and six months are comprised of four main sectors: Hearing health, electronics, medical and professional audio device. Our net sales for the three months ended June 30, 2006 increased for three of the four product sectors over the same periods in the prior year. Our net sales for the six months ended June 30, 2006 increased in all four sectors over the prior year.

Despite minimal growth in the primary hearing health industry, net sales for the three and six months ended June 30, 2006 for our hearing health sector grew 12.0 and 14.9 percent, respectively, over the same prior year periods. The increase was primarily due to new product offerings in our advance line of amplifier assemblies and systems based on Digital Signal Processing (DSP).

Medical net sales for the three and six months ended June 30, 2006 grew 19.4 and 8.7 percent, respectively, over the same prior year periods. The sales increase for medical products was due to strengthened orders for design and contract manufacturing with several medical OEM customers.

The electronics net sales for the three and six months ended June 30, 2006 grew 34.1 and 40.0 percent, respectively, over the same prior year periods. Exclusive of the October 6, 2005 acquisition of Amecon Inc., sales decreased 3.9 percent for the three months ended June 30, 2006 and increased 2.1 percent for the six month period ended June 30, 2006.

The professional audio device net sales decreased 4.1 percent for the three months ended June 30, 2006 over the same prior year period. For the six months ended June 30, 2006 net sales increased 7.1 over the same prior year period.

Gross profit

Gross profit margins for the three and six months ended June 30, were as follows (in thousands):

	2006		2005		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Three months ended June 30	$3,519	26.6%	$3,411	29.4%	$108	3.2%
Six months ended June 30	$6,286	25.1%	$5,793	27.1%	$493	8.5%

The gross profit margin as a percentage of sales, decreased slightly for the three and six month period ended June 30, 2006 compared to the previous year period primarily due to a lower margin product mix.

Selling, general and administrative expenses (SG&A)

Selling, general and administrative expenses (SG&A) for the three months ended June 30 were as follows (in thousands):

	2006		2005		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Increase/ (Decrease) Dollars	Percent Increase/ (Decrease)
Selling	$869	6.6%	$885	7.6%	$(16)	(1.8%	)
General and administrative	1,321	10.0%	1,285	11.1%	36	2.8%
Research and development	612	4.6%	359	3.1%	253	70.5%

Selling, general and administrative expenses (SG&A) for the six months ended June 30 were as follows (in thousands):

	2006		2005		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Increase/ (Decrease) Dollars	Percent Increase/ (Decrease)
Selling	$1,772	7.1%	$1,688	7.9%	$84	5.0%
General and administrative	2,627	10.5%	2,537	11.9%	90	3.5%
Research and development	1,181	4.7%	766	3.6%	415	54.2%

The increased selling, general and administrative, and research and development expense for three and six month period ended June 30, 2006 as compared to the prior year period was primarily driven by the need to adequately support our growth and the October 6, 2005 acquisition of Amecon, Inc. The Company has also made an effort to invest in strategic research and development opportunities in 2006.

Operating income

Operating income for the three and six months ended June 30, 2006, was $717,000 and $707,000, respectively, compared to $883,000 and $803,000 for the same periods in 2005, respectively.

Interest expense

Interest expense for the three and six months ended June 30, 2006, was $145,000 and $301,000, respectively, compared to $108,000 and $220,000 for the same periods in 2005, respectively. The increase from the prior year’s interest expense was due to the higher outstanding debt balance and increasing interest rates. The higher outstanding was debt balance was primarily driven by the debt related to the purchase of Amecon Inc.

Interest income

Interest income for the three and six months ended June 30, 2006, was $18,000 and $40,000, respectively, compared to $20,000 and $19,000 for the same periods in 2005, respectively. The interest income was attributable to interest on the note receivable from the buyer of the discontinued operations that were sold on March 31, 2005.

Other income (expense)

Other income (expense) for the three and six months ended June 30, 2006, was $(29,000) and $(61,000), respectively, compared to $71,000 and $107,000 for the same periods in 2005, respectively. The other expense for the three and six months ended June 2006, primarily related to the loss on foreign currency exchange.

Income taxes

Income taxes expense for the three and six months ended June 30, 2006, was $113,000 and $75,000, respectively, compared to $193,000 and $288,000 for the same period in 2005, respectively. On February 22, 2006 the Company received approval from the Singapore Ministry of Trade and Industry to lower the effective tax rate in Singapore from 20% to 13%. This change was retroactive to September of 2003. As such a $106,000 benefit was recognized in the first quarter of 2006. The expense in 2005 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for Federal income tax purposes and, consequently, no expense from the current period domestic operations was recognized.

Income from continuing operations

The net income from continuing operations for the three and six months ended June 30, 2006, was $448,000 and $309,000, respectively, compared to $673,000 and $420,000 for the same period in 2005, respectively.

Discontinued Operations

Discontinued operations generated a net loss for the three and six months ended June 30, 2006, of $(26,000) and $(28,000), respectively, compared to a loss of $(356,000) and income of $107,000 for the same periods in 2005, respectively. The loss for the three months ended June 30, 2005 was a result of a purchase price adjustment related to the sale of the discontinued operations that were sold on March 31, 2005. The income for the six months ended June 30, 2005 included a gain on the sale of these operations of $184,000. See note 4 of the Consolidated Condensed Financial Statements.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows (in thousands):

	Six months Ended
	June 30, 2006	June 30, 2005
Cash provided (used) by:
Continuing operations	$1,481	$(190)
Discontinued operations *	(23)	3,102
Investing activities	1,164	(791)
Financing activities	(2,869)	(2,204)
Effect of exchange rate changes on cash	18	(8)
Increase (decrease) in cash and cash equivalents	$(229)	$(91)

*Includes proceeds from the sale of discontinued operations.

The Company had the following bank arrangements (in thousands):

	June 30, 2006	December 31, 2005

Total borrowing capacity under existing facilities	$8,705	$10,239

Facility Borrowings:
Domestic Asset-Based Revolving Credit Facility	2,191	3,754
Foreign Overdraft and Letter of Credit Facility	770	765
Domestic Term Loans (Real Estate Based in 2005)	—	1,450
Domestic Equipment Lease Term Loan	205	239
Total Borrowings	3,166	6,208

Total borrowing availability under existing facilities	$5,539	$4,031

On August 31, 2005, our wholly-owned subsidiaries Resistance Technology, Inc. and RTI Electronics, Inc. (the “Borrowers”) entered into a senior secured credit agreement with Diversified Business Credit, Inc. (the “Agreement”), and related Term Loan Supplement (Real Estate) and Term Loan Supplement (Equipment), which was amended on August 4, 2006 effective June 30, 2006. In connection with the Agreement, on August 31, 2005, we also entered into a security agreement and a guaranty by corporation with Diversified Business Credit, Inc. whereby we guaranteed the full amount that the Borrowers may owe Diversified Business Credit, Inc. Under these agreements, we and the Borrowers granted Diversified Business Credit, Inc. a security interest in substantially all of their assets.

The Agreement has a term of three years. The agreement did include a $1,500,000 real estate loan, which was associated with the Company’s Vadnais Heights, manufacturing facility. In June 2006, the Company completed a sale-leaseback of the Vadnais Heights, manufacturing facility. The transaction generated gross proceeds of $2,650,000, of which $1,388,000 was used to repay the associated real estate loan and the remainder to pay down the company’s domestic revolver. The Agreement currently provides for the following:

•	$5.5 million asset-backed revolving credit facility supported by a monthly borrowing base; and
•	$1.0 million equipment term loan amortized on a five-year schedule.

The domestic revolving credit facility bears interest at 0.5% over the prime rate or, at the option of the Borrower, subject to certain exceptions, the London InterBank Offered Rate (“LIBOR”) plus 3.25%, provided that in no event will the rate be less than 5.25%. The domestic term loan bear interest at 0.75% over the prime rate (7.50% at June 30, 2006) or, at the option of the Borrower, subject to certain exceptions, LIBOR plus 3.50%, (8.25% at June 30, 2006) provided that in no event will the rate be less than 5.25%. Notwithstanding the foregoing, interest paid on advances for each twelve month period may never be less than $100,000. Under the Agreement, an unused line fee at the rate of 0.25% per annum on the daily average unused amount of the revolving credit facility is due and payable monthly in arrears on the first day of the month. In addition, the Borrowers must pay an annual fee equal to the greater of $27,500 or one-half percent of the maximum amount permitted to be borrowed under the revolving credit facility. In addition, if the facility is terminated by the Borrowers prior to the end of the term, the Borrowers will also be required to pay a termination fee equal to 3% (if terminated before the first anniversary of the facility), 2% (if terminated before the second anniversary of the facility) and 1% (if terminated before the third anniversary of the facility), respectively, of the total of the maximum amount available under the revolving credit facility plus the amounts then outstanding under the terms loans.

The domestic revolving credit facility requires monthly interest payments with a balloon payment at maturity. The equipment term loan requires monthly principal payments based on an assumed amortization period of 60 months, with any balance due on August 31, 2008.

During the second quarter an amendment was made to the agreement. In connection with the calculation and measurement of some of the financial covenants during fiscal year 2006, no reduction will be made for any non-cash expense charge incurred after January 1, 2006 and attributable to such period under accounting rule FAS 123R with respect to all approved Intricon Stock Option Plans; provided however that aggregate amount of such adjustments may not exceed $1,000,000. The non-cash stock option expense for the three and six months ended June 30, 2006, were $49,000 and $93,000, respectively.

As of June 30, 2006 the Company was in compliance with all financial covenants.

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

On August 15, 2005, our wholly-owned subsidiary, RTI Tech, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $2.0 million line of credit. Borrowings bear interest at a rate of 6.47%. This facility will be reviewed annually to determine whether it will be renewed. The outstanding balance was $770,000 and $765,000 at June 30, 2006 and December 31, 2005, respectively.

Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control.

We believe that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities, and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs through August 2007. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that we will meet our liquidity needs through August 2007, no assurance can be given that we will be able to do so.

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

The Company adopted SFAS 123R on January 1, 2006 using the modified prospective approach. SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the first quarter of fiscal 2006 included compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of adopting SFAS 123R on January 1, 2006, the net income and net income per share for the three and six months ended June 30, 2006, were $49,000 or $0.01 and $93,000 or $0.02 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

The Company calculates expected volatility for stock options and awards using both historical volatility as well as the average volatility of our peer competitors. The Company currently estimates a zero percent forfeiture rate for stock options but will continue to review this estimate in future periods.

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

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2006 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission’s rules and forms. Officers of the Company have concluded that the disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports the Company files or submits under Exchange Act are accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

The Company’s management, with the participation of the Company’s chief executive officer and chief financial officer, also conducted an evaluation of the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), to determine whether any changes occurred during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. Based on that evaluation, there was no such change during the three months ended June 30, 2006.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risk factors in our Annual Report on Form 10 - K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

On August 4, 2006, our wholly-owned subsidiaries Resistance Technology, Inc. and RTI Electronics, Inc. (the “Borrowers”) amended and restated the senior secured credit agreement with Diversified Business Credit, Inc., effective June 30, 2006, to change the calculation and measurement of certain financial covenants during fiscal year 2006, so that no reduction will be made for any non-cash expense charge incurred after January 1, 2006 and attributable to such period under accounting rule SFAS 123R with respect to all approved Stock Option Plans; provided however that aggregate amount of such adjustments may not exceed $1,000,000. All other terms of the senior secured credit agreement remain the same. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.”

ITEM 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1(1)	2006 Equity Incentive Plan

10.2(2)	Form of stock option agreement for options granted pursuant to the 2006 Equity Incentive Plan

10.3(3)	Deferred Compensation Plan

10.1(4)	Purchase Agreement dated as of May 5, 2006 by and between Resistance Technology, Incorporated and MDSC Partners, LLP.

10.2(4)	Land and Building Lease Agreement dated as of June 15, 2006 by and between MDSC Partners, LLP and Resistance Technology, Incorporated.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference from the Company’s Proxy Statement filed with the SEC on March 17, 2006.
(2)	Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.
(3)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 17, 2006
(4)	Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 21, 2006

INTRICON CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION (Registrant)

Date: August 11, 2006	By:	/s/ Mark S. Gorder
Mark S. Gorder President and Chief Executive Officer (principal executive officer)

Date: August 11, 2006	By:	/s/ Scott Longval
Scott Longval Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

10.1(1)	2006 Equity Incentive Plan

10.2(2)	Form of stock option agreement for options granted pursuant to the 2006 Equity Incentive Plan

10.3(3)	Deferred Compensation Plan

10.1(4)	Purchase Agreement dated as of May 5, 2006 by and between Resistance Technology, Incorporated and MDSC Partners, LLP.

10.2(4)	Land and Building Lease Agreement dated as of June 15, 2006 by and between MDSC Partners, LLP and Resistance Technology, Incorporated.

31.3	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.4	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002