Form 10-Q
period 2006-09-30
INTRICON CORP
filed 2006-11-13
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED September 30, 2006

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12B-2 of the Exchange Act)

☐  YES      ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON SHARES, $1.00 PAR VALUE	5,161,314 (net of 515,754
CLASS	treasury shares) OUTSTANDING AT October 23, 2006

INTRICON CORPORATION

I N D E X

PART I:  FINANCIAL INFORMATION

ITEM 1.     Financial Statements

INTRICON CORPORATION

Consolidated Condensed Balance Sheets

Assets

	September 30, 2006 (Unaudited)	December 31, 2005
Current assets:

Cash	$597,177	$1,109,402

Restricted cash	60,158	60,158

Accounts receivable (less allowance for doubtful accounts of $268,000
in 2006 and $370,000 in 2005)	7,173,429	6,925,357

Inventories	7,845,034	6,950,243

Refundable income tax	93,241	77,143

Other current assets	402,992	454,053

Total current assets	16,172,031	15,576,356

Property, plant and equipment:

Land	—	170,500
Buildings	—	1,732,914
Machinery and equipment	28,051,040	26,423,956

	28,051,040	28,327,370

Less: Accumulated depreciation	22,059,956	21,455,955

Net property, plant and equipment	5,991,084	6,871,415

Note receivable from sale of discontinued operations, less allowance of $296,000	453,923	503,923

Goodwill	5,867,239	5,754,219

Other assets, net	723,426	929,474

	$29,207,703	$29,635,387

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Balance Sheets

Liabilities and Shareholders’ Equity

	September 30, 2006 (Unaudited)	December 31, 2005
Current liabilities:

Checks written in excess of cash	$818,662	$397,999

Current maturities of long-term debt	716,549	888,531

Accounts payable	3,247,666	3,136,555

Income taxes payable	224,823	298,914

Deferred gain on building sale	118,036	—

Other accrued liabilities	2,898,987	2,669,684

Total current liabilities	8,024,723	7,391,683

Long term debt, less current maturities	2,320,241	5,319,181

Other postretirement benefit obligations	1,370,312	1,516,939

Note payable, net of current portion	769,081	646,530

Deferred income taxes	29,535	37,725

Accrued pension liabilities	655,025	633,818

Deferred gain on building sale, net of current portion	1,032,815	—

Total non-current liabilities	6,177,009	8,154,193

Total liabilities	14,201,732	15,545,876

Commitments and contingencies (Notes 12 and 14)

Shareholders’ equity:

Common shares, $1 par; 10,000,000 shares authorized; 5,677,068 and 5,665,568 shares issued; 5,161,314 and 5,149,814 outstanding	5,677,068	5,665,568

Additional paid-in capital	12,223,777	12,053,590

Accumulated deficit	(1,432,662)	(2,152,017)

Accumulated other comprehensive loss	(197,134)	(212,552)

Less: 515,754 common shares held in treasury, at cost	(1,265,078)	(1,265,078)

Total shareholders’ equity	15,005,971	14,089,511

	$29,207,703	$29,635,387

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	September 30, 2006 (Unaudited)	September 30, 2005 (Unaudited)
Sales, net	$12,487,832	$11,896,464

Cost of sales	9,614,058	8,989,356

Gross margin	2,873,774	2,907,108

Operating expenses:

Selling expense	848,499	826,852
General and administrative expense	1,177,860	1,291,753
Research and development expense	256,678	479,549

Total operating expenses	2,283,037	2,598,154

Operating income	590,737	308,954

Interest expense	(91,394)	(65,679)
Interest income	16,842	16,310
Other income (expense), net	(10,401)	11,587

Income from continuing operations
before income taxes	505,784	271,172

Income tax expense	52,856	96,993

Income from continuing operations	452,928	174,179

Loss from discontinued operations, net of income tax expense	(14,655)	(48,732)

Net income	$438,273	$125,447

Income (loss) per share
Basic:
Continuing operations	$.09	$.03
Discontinued operations	(.01)	(.01)

	$.08	$.02
Diluted:
Continuing operations	$.08	$.03
Discontinued operations	(.00)	(.01)

	$.08	$.02
Average shares outstanding:
Basic	5,157,925	5,132,692
Diluted	5,413,277	5,384,767

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Operations

(Unaudited)

	Nine Months Ended
	September 30, 2006 (Unaudited)	September 30, 2005 (Unaudited)
Sales, net	$37,532,457	$33,284,010

Cost of sales	28,372,969	24,583,421

Gross margin	9,159,488	8,700,589

Operating expenses:
Selling expense	2,620,031	2,515,066
General and administrative expense	3,804,666	3,828,688
Research and development expense	1,437,499	1,245,303

Total operating expenses	7,862,196	7,589,057

Operating income	1,297,292	1,111,532

Interest expense	(392,570)	(285,344)
Interest income	56,482	34,892
Other income (expense), net	(71,345)	118,341

Income from continuing operations
before income taxes	889,859	979,421

Income tax expense	127,874	385,414

Income from continuing operations	761,985	594,007

Income (loss) from discontinued operations, net of income tax expense	(42,630)	58,609

Net income	$719,355	$652,616

Income (loss) per share:
Basic:
Continuing operations	$.15	$.11
Discontinued operations	(.01)	.01

	$.14	$.12

Diluted:
Continuing operations	$.14	$.11
Discontinued operations	(.01)	.01

	$.13	$.12

Average shares outstanding:
Basic	5,154,633	5,130,373
Diluted	5,490,606	5,202,814

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine months Ended
	September 30, 2006	September 30, 2005
Cash flows from operating activities:
Net income	$719,355	$652,616
Adjustments to reconcile net income to net
cash provided by operating activities:
(Income) loss from discontinued operations	42,630	(58,609)
Depreciation and amortization	1,261,913	1,533,079
Stock-based compensation	149,512	—
Gain on disposition of property	—	(1,189)
Allowance for doubtful accounts	101,837	—
Provision for deferred income taxes	(8,190)	(112,727)
Changes in operating assets and liabilities:
Accounts receivable	(138,895)	(2,509,165)
Inventories	(892,639)	(1,709,617)
Other assets	296,724	(770,573)
Accounts payable	(115,438)	868,088
Accrued expenses	141,870	431,707
Customer advances	(62,657)	(39,567)
Other liabilities	(155,548)	(359,143)

Net cash provided (used) by continuing operations	1,340,455	(2,075,100)
Net cash provided (used) by discontinued operations	(10,455)	3,095,196

Net cash provided by operating activities	1,330,000	1,020,096

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,704,830)	(1,071,170)
Cash paid for acquisition of Amecon, Inc.	(3,141)	—
Proceeds from sales of property, plant and equipment	2,557,334	2,950

Net cash provided (used) by investing activities	849,363	(1,068,220)

Cash flows from financing activities:
Repayments of short-term bank borrowings	(214,519)	(3,171,447)
Proceeds from long-term borrowings	—	4,464,601
Repayments of long-term borrowings	(2,956,404)	(1,458,470)
Proceeds from exercise of stock options	32,175	—
Change in restricted cash	—	386,282
Change in checks written in excess of cash	420,663	51,723

Net cash used by financing activities	(2,718,085)	272,689

Effect of exchange rate changes on cash	26,497	(13,258)

Net decrease in cash and cash equivalents	(512,225)	211,307
Cash and cash equivalents, beginning of period	1,109,402	246,430

Cash and cash equivalents, end of period	$597,177	$457,737

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation's consolidated financial position as of September 30, 2006 and December 31, 2005, and the consolidated results of its operations for the three and nine months ended September 30, 2006 and 2005. Results of operations for the interim periods are not necessarily indicators of the results of the operations expected for the full year.

2.	Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, Share-Based Compensation, which supersedes Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires an entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. The cost will be recognized over the period during which an employee is required to provide services in exchange for the award. On April 14, 2005, the Securities and Exchange Commission issued a release announcing the adoption of a new rule delaying the required implementation of SFAS No. 123R. Under this new rule, SFAS No. 123R was effective as of the beginning of the first annual reporting period that began after September 15, 2005.

The Company adopted SFAS 123R on January 1, 2006 using the modified prospective approach. SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased or cancelled. Under the modified prospective approach, compensation cost recognized for the three and nine months ended September 30, 2006 included compensation cost for all share-based payments granted prior to, but not yet vested on, January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R, and compensation cost for all shared-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Prior periods were not restated to reflect the impact of adopting the new standard. As a result of adopting SFAS 123R on January 1, 2006, the net income and net income per share for the three and nine months ended September 30, 2006, were $56,000 or $0.01 and $150,000 or $0.03 lower, respectively, than if the Company had continued to account for stock-based compensation under APB Opinion No. 25.

The Company calculates expected volatility for stock options and awards using both historical volatility as well as the average volatility of our peer competitors. The Company currently estimates a zero percent forfeiture rate for stock options but will continue to review this estimate in future periods.

3.	New Accounting Pronouncements

The Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material impact on the consolidated financial statements.

4.	Discontinued Operations

In 2003, the Company initiated its plan to sell the remainder of its Heat Technology segment. This segment, which was sold on March 31, 2005, consisted of the operating assets of the Company, located in Dresher, Pennsylvania, Nippon Selas located in Tokyo, Japan and Selas Waermetechnik located in Ratingen, Germany. This business generated sales of $2.1 million and net income of $59,000 for the nine months ended September 30, 2005. The net income for the nine months ended September 30, 2005, included a gain on the sale of the operations of $135,000. The total sale price was approximately $3.7 million, subject to adjustment, of which approximately $2.8 million was received in cash on April 1, 2005, and $900,000 was received in the form of a subordinated promissory note. An adjustment to the purchase price of approximately $352,000 was recorded in the quarter ended September 30, 2005.

5.	Business Segment Information

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

6.	Inventories

Data as to Inventories at September 30, 2006 and December 31, 2205 is as follows:

	September 30, 2006	December 31, 2005
Raw materials	$4,061,532	$3,948,330
Work-in-process	2,123,858	1,766,153
Finished products and components	1,659,644	1,235,760

Total Inventories	$7,845,034	$6,950,243

7.	Short and Long Term Debt

Short and long term debt at September 30, 2006 and December 31, 2005 are summarized as follows:

	September 30, 2006	December 31, 2005
Domestic Asset-Based Revolving Credit Facility	$2,062,213	$3,753,597
Foreign Overdraft and Letter of Credit Facility	787,556	764,825
Domestic Term Loans (Real Estate Based in 2005)	—	1,450,143
Domestic Equipment Leases Term Loan	187,021	239,144

	$3,036,790	$6,207,712
Less: Current maturities	(716,549)	(888,531)

Total Long Term Debt	$2,320,241	$5,319,181

The Company has a series of loan facilities available including a $5,500,000 domestic asset-based revolving credit facility supported by a borrowing base, to mature on August 31, 2008 with annual interest computed at the greater of 5.25%, or 0.5% over prime (prime was 8.25% as of September 30, 2006). The Company also has an unutilized $1,000,000 domestic equipment term loan which is collateralized by the assets. The equipment term loan is amortized on a five-year schedule, to mature on August 31, 2008 with annual interest computed at the greater of 5.25%, or 0.75% over the prime rate. The domestic asset-based revolving facility carries a commitment fee of 0.25% per annum, payable on the unborrowed portion of the line. Additionally, the entire package of credit lines carries with it an annual fee of $27,500 due on August 31, 2006, 2007, and 2008.

The domestic program included a real estate loan with an original principal balance of $1,500,000, which was associated with the Company’s Vadnais Heights manufacturing facility. In June 2006, the Company completed a sale-leaseback of the Vadnais Heights manufacturing facility. The transaction generated proceeds of $2,650,000, of which $1,388,000 was used to repay the associated real estate loan and the remainder to pay down the Company's domestic revolver. The gain on the sale of $1,180,000 will be recognized over the initial 10-year lease term as the renewal options in the lease are not assured and a penalty does not exist if the Company does not exercise the renewal options.

The $6,500,000 domestic program ($5,500,000 revolving credit facility and $1,000,000 equipment lease term loan) also provides for one-, three- and six-month London Interbank Offered Rate (LIBOR) interest rate options at the applicable LIBOR rate plus 3.25% for the revolver and 3.50% for the term loans.

Effective for the third quarter, an amendment was made to the Company’s credit agreement. In connection with the calculation and measurement of some of the financial covenants during fiscal year 2006, no reduction will be made for any non-cash expense charge incurred after January 1, 2006 and attributable to such period under accounting rule FAS 123R with the respect to all approved Intricon Stock Option Plans; provided however that aggregate amount of such adjustments may not exceed $1,000,000. The non-cash stock option expense for the three and nine months ended September 30, 2006, were $56,000 and $150,000, respectively. As of September 30, 2006 the Company was in compliance with all financial covenants.

The outstanding balance of the revolving credit facilities was $2,062,213 and $3,753,597 at September 30, 2006 and December 31, 2005, respectively.

The terms of the domestic loan agreements require monthly interest payments on the revolving credit facility with a balloon payment due at the end of the loan and equipment Lease term loan consistent with their respective 12-year and 5 year amortization periods.

In addition to the Company’s domestic credit facilities, on August 15, 2005, our wholly-owned subsidiary, RTI Tech, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $2.0 million line of credit. Borrowings bear interest at a rate of 6.47%. This facility will be reviewed annually to determine whether it will be renewed. The outstanding balance was $788,000 and $765,000 at September 30, 2006 and December 31, 2005, respectively.

The Company’s ability to pay the principal and interest on its indebtedness as it comes due will depend upon its current and future performance. The Company’s performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond the Company’s control.

The Company believes that funds expected to be generated from operations, the available borrowing capacity through the Company’s revolving credit loan facilities and the control of capital spending will be sufficient to meet its anticipated cash requirements for operating needs through November 2007. If, however, the Company does not generate sufficient cash from operations, or if it incurs additional unanticipated liabilities, the Company may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as it could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that the Company will be able to negotiate acceptable terms. In addition, the Company’s access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as its own financial condition. While management believes that the Company will meet its liquidity needs through November 2007, no assurance can be given that the Company will be able to do so.

During 2005, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment. For 2005, the total principal amount of these leases was $314,000 with effective interest rates ranging from 6.7% to 8.0%. These agreements range from 3 to 5 years. The outstanding balance under these capital lease agreements at September 30, 2006 and December 31, 2005 was $187,000 and $239,000, respectively.

8.	Income Taxes

Income tax expense for the three and nine months ended September 30, 2006 were $53,000 and $128,000 respectively, compared to $97,000 and $385,000 for the same periods in 2005, respectively. On February 22, 2006 the Company received approval from the Singapore Ministry of Trade and Industry to lower the effective tax rate in Singapore from 20% to 13%. This change was retroactive to September 2003. As such, a $106,000 benefit was recognized in the first quarter of 2006. The expense in 2005 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for federal income tax purposes and, consequently, no expense from the current period domestic operations was recognized.

9.	Stockholders’ Equity and Stock-based Compensation

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Company’s employee stock option plan:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Basic – weighted shares outstanding	5,157,925	5,132,692	5,154,633	5,130,373
Weighted shares assumed upon exercise
of stock options	255,352	252,075	335,973	72,441

Diluted – weighted shares outstanding	5,413,277	5,384,767	5,490,606	5,202,814

The dilutive impact summarized above relates to the periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted.

As discussed under note 2, on January 1, 2006 the Company adopted SFAS No. 123R, APB Opinion No. 25 and its related implementation guidance. SFAS No. 123R focuses primarily on accounting for transactions in which an entity obtains employee services through share-based payment transactions. SFAS No. 123R requires a public entity to measure the cost of employee services received in exchange for the award of equity investments based on the fair value of the award at the date of grant. For the three and nine months ended September 30, 2006, the Company recognized $56,000 and $150,000, respectively, of non-cash stock option expense related to the adoption of SFAS No.123R.

10.	Income (Loss) Per Share

Excluded from the computation of diluted earnings per share at September 30, 2006 were options to purchase approximately 144,000 common shares, with an average exercise price of $9.83, because the effect would have been anti-dilutive. Excluded from the computation of diluted earnings per share at September 30, 2005 were options to purchase approximately 199,000 common shares, with an average exercise price of $8.32, because the effect would have been anti-dilutive.

11.	Comprehensive Income

The components of comprehensive income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$438,273	$125,447	$719,355	$652,616

Gain (loss) on foreign currency translation
adjustment	1,082	(12,616)	15,418	335,080

Comprehensive income	$439,355	$112,831	$734,773	$987,696

Accumulated other comprehensive loss totaled $197,000 and $213,000 at September 30, 2006 and December 31, 2005, respectively.

12.	Legal Proceedings

The Company is a defendant along with a number of other parties in approximately 124 lawsuits as of September 30, 2006 (approximately 122 lawsuits as of December 31, 2005) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the

Company does not know whether any of the complaints state valid claims against the Company.  The lead insurance carrier has informed the Company that the primary policy for the period July 1, 1972 - July 1, 1975 has been exhausted and that the lead carrier will no longer provide a defense under that policy.  The Company has requested that the lead carrier substantiate its position.  The Company has contacted representatives of the Company's excess insurance carrier for coverage with respect to some or all of this period.  The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations of the Company.  Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits to which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits immaterial to the Company's consolidated financial position or results of operations.

A claim has been made against the Company by BET Investments (“BET”) for recovery of costs allegedly incurred by BET in connection with the removal of drums containing hazardous materials and related clean-up costs from real estate which the Company sold to BET in 2003 and upon which the Company formerly operated a manufacturing facility. Based upon invoices submitted by BET, the maximum amount of BET's claim is approximately $270,000. The Company and its counsel are currently evaluating the extent of the Company's liability, if any, for this claim. Although we are unable to estimate the exact amount of loss, we believe at this time the loss estimate could range from $0 to $270,000. Based on the information available to us at this time, no amount in this range appears to be a better estimate than any other amount. As such, as of September 30, 2006 we have not recorded a reserve for this claim.

As more fully described in Note 14, the Company’s wholly owned French subsidiary, Selas SAS, filed for insolvency in France and is being managed by a court appointed judiciary administrator. The Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding.

The Company is also involved in other lawsuits arising in the ordinary course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company’s consolidated financial position, liquidity or results of operations.

13.     Related-Party Transactions

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the Company, including Mark Gorder, President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense incurred under the lease was approximately $368,000 for 2005, $368,000 for 2004 and $336,000 for 2003. Annual lease commitments approximate $368,000 through October 2011.

14.     Subsidiary Insolvency

On August 4, 2003, the Company’s wholly owned French subsidiary, Selas SAS, filed for insolvency in the Commercial Court of Nanterre, France and is being managed through a court appointed judiciary administrator. Historical financial information has been restated to include this European operation in discontinued operations. In addition, the Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding.

15.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Nine months Ended September 30,
	September 30, 2006	September 30, 2005
Interest received	$32,877	$34,875
Interest paid	312,920	321,406
Income taxes paid	21,134	32,264
Deferred gain recorded on sale of manufacturing facility	$1,150,851	—
Acquisition of assets of Amecon, Inc.
Goodwill	113,020	—
Property and equipment	53,522	—

The adjustment to the assets of Amecon, Inc. which were acquired in October 2005, was due to the final adjustment to the working capital requirement pursuant to the asset purchase agreement. The Company believes no future material adjustment is likely.

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

Currently, the Company has one operating segment, its precision miniature medical and electronics products segment. In the past the Company had operated three segments, precision miniature medical and electronics products segment, heat technology segment, and tire holders, lifts and related products segment. In 2001, the Company began focusing on its precision miniature medical and electronics products segment and developing plans to exit the businesses that comprised the heat technology segment, and tire holders, lifts and related products segment. The Company exited the tire holders, lifts and related products business in 2003 and exited the heat technology segment on March 30, 2005. The Company classified its heat technology segment as discontinued operations in 2004.

With the completed sale of the burner and components business, the Company has successfully completed the shift from its traditional business segments to the emerging prospects in its precision miniature medical and electronic products business. To reflect the Company’s redefined focus, it changed its name to IntriCon Corporation in 2005.

The Company manufactures micro-miniature components, systems and molded plastic parts for hearing instruments, medical equipment, electronics, telecommunications and computer industry manufacturers. These components consist of volume controls, microphones, trimmer potentiometers and switches. The Company also manufactures hybrid amplifiers and integrated circuit components ("hybrid amplifiers"), along with faceplates for in-the-ear and in-the-canal hearing instruments. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer's individualized specifications. Sales to hearing instrument manufacturers represented approximately 48% of net sales for the Company's precision miniature medical and electronic products business in the first nine months of fiscal 2006.

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

The Company also manufactures a family of safety needle products for an OEM customer that utilizes the Company’s insert and straight molding capabilities. These products are assembled using full automation including built-in quality checks within the production lines. Other examples include sensors used to detect pathologies in specific organs of the body and monitoring devices to detect cardiac and respiratory functions. The early and accurate detection of pathologies allows for increased likelihood of successful treatment of chronic diseases and cancers. Accurate monitoring of multiple functions of the body, such as heart rate and breathing, aids in generating more accurate diagnosis and treatments for patients.

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

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, are forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” such as, the impact of future cash flows, the ability to meet working capital requirements and liquidity needs, insurance coverage, liability in connection with the sale of a manufacturing facility, no future material adjustments to working capital requirements in the Amecon, Inc asset purchase agreement or purchase price adjustments regarding the sale of the discontinued operations, and litigation; and “Notes to the Company’s Condensed Consolidated Financial Statements.”

Forward-looking statements also include, without limitation, statements as to the Company’s:

•	expected future results of operations and growth;
•	ability to meet working capital requirements; and
•	business strategy.

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

For a description of these and other risks see “Risk Factors” in Part I, Item 1A: Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Results of Operations

Sales, net

Consolidated net sales for the three and nine months ended September 30, were as follows (in thousands):

			Change
	2006	2005	Dollars	Percent
Three months ended September 30	$12,488	$11,896	$592	5.0%

Nine months ended September 30	$37,532	$33,284	$4,248	12.8%

Our net sales for the three and nine months ended September 30, 2006 are comprised of four main sectors: Hearing health, electronics, medical and professional audio device. Our net sales for the three months ended September 30, 2006 grew approximately 5% over the same prior year period due to an increase of professional audio device, medical, and electronics sales, partially offset by a decrease in hearing health revenue. Our net sales for the nine months ended September 30, 2006 increased in all four sectors over the prior year.

The hearing health net sales increased 4.4 percent for the nine months ended September 30, 2006 over the same prior year period. The increase for the nine month period was primarily due to new product offerings in our advance line of amplifier assemblies and systems based on Digital Signal Processing (DSP).

The professional audio device net sales for the nine months ended September 30, 2006 increased 19.4 percent over the same prior year period, primarily due to sales of a new microphone to a specific customer

Medical net sales for the nine months ended September 30, 2006 grew 6.9 percent over the same prior year period. The sales increase for medical products was due to strengthened orders for design and contract manufacturing with several medical OEM customers.

The electronics net sales for the nine months ended September 30, 2006 grew 37.4 percent over the same prior year period. Exclusive of the October 6, 2005 acquisition of Amecon Inc., sales decreased 1.3 percent for the nine months ended September 30, 2006 over the same prior year period.

Gross profit

Gross profit margins for the three and nine months ended September 30, were as follows (in thousands):

	2006		2005		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Three months ended September 30	$2,874	$23.0%	$2,907	$24.4%	$(33)	$(1.1%	)
Nine months ended September 30	$9,159	24.4%	$8,701	26.1%	$458	5.2%

The gross profit margin as a percentage of sales, decreased slightly for the three and nine month period ended September 30, 2006 compared to the previous year period primarily due to a lower margin product mix.

Selling, general and administrative expenses (SG&A)

Selling, general and administrative expenses (SG&A) for the three months ended September 30 were as follows (in thousands):

	2006		2005		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Increase/ (Decrease) Dollars	Percent Increase/ (Decrease)
Selling	$848	6.8%	$827	7.0%	$21	2.5%
General and Administrative	1,178	9.4%	1,292	10.9%	(114)	(8.8%	)
Research and Development	257	2.1%	480	4.0%	(223)	(46.5%	)

The decreased SG&A, and research and development expenses for the three month period ended September 30, 2006 as compared to the prior year period was primarily driven by significant customer reimbursements for specific research and development activities as well as other cost saving initiatives. Although we continue to seek such reimbursements, the customer is not obligated to continue such reimbursements.

SG&A for the nine months ended September 30 were as follows (in thousands):

	2006		2005		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Increase/ (Decrease) Dollars	Percent Increase/ (Decrease)
Selling	$2,620	7.0%	$2,515	7.6%	$105	4.2%
General and Administrative	3,805	10.1%	3,829	11.5%	(24)	(0.6%	)
Research and Development	1,437	3.8%	1,245	3.7%	192	15.4%

The increased SG&A, and research and development expenses for the nine month period ended September 30, 2006 as compared to the prior year period was primarily driven by the expenses incured to adequately support our growth and the October 6, 2005 acquisition of Amecon, Inc., offset in part, by customer reimbursement for research and development expenses. The Company has also made an effort to invest in strategic research and development opportunities in 2006.

Operating income

Operating income for the three and nine months ended September 30, 2006, was $591,000 and $1,297,000, respectively, compared to $309,000 and $1,112,000 for the same periods in 2005, respectively.

Interest expense

Interest expense for the three and nine months ended September 30, 2006, was $91,000 and $393,000, respectively, compared to $66,000 and $285,000 for the same periods in 2005, respectively. The increase from the prior year’s interest expense was due to the higher outstanding debt balance and increasing interest rates. The higher outstanding debt balance primarily driven by the debt related to the purchase of Amecon Inc.

Interest income

Interest income for the three and nine months ended September 30, 2006, was $17,000 and $56,000, respectively, compared to $16,000 and $35,000 for the same periods in 2005, respectively. The interest income was attributable to interest on the note receivable from the buyer of the discontinued operations that were sold on March 31, 2005.

Other income (expense)

Other income (expense) for the three and nine months ended September 30, 2006, was $(10,000) and $(71,000), respectively, compared to $12,000 and $118,000 for the same periods in 2005, respectively. The other expense for the three and nine months ended September 30, 2006 primarily related to the loss on foreign currency exchange.

Income taxes

Income taxes expense for the three and nine months ended September 30, 2006, was $53,000 and $128,000, respectively, compared to $97,000 and $385,000 for the same period in 2005, respectively. On February 22, 2006 the Company received approval from the Singapore Ministry of Trade and Industry to lower the effective tax rate in Singapore from 20% to 13%. This change was retroactive to September 2003. As such a $106,000 benefit was recognized in the first quarter of 2006. The expense in 2005 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for federal income tax purposes and, consequently, no expense from the current period domestic operations was recognized.

Income from continuing operations

The income from continuing operations for the three and nine months ended September 30, 2006, was $453,000 and $762,000, respectively, compared to $174,000 and $594,000 for the same periods in 2005, respectively.

Discontinued Operations

Discontinued operations generated a loss for the three and nine months ended September 30, 2006, of $(15,000) and $(43,000), respectively, compared to a loss of $(49,000) and income of $59,000 for the same periods in 2005, respectively. The loss for the three months ended September 30, 2005 was a result of a purchase price adjustment related to the sale of the discontinued operations that were sold on March 31, 2005. The income for the nine months ended September 30, 2005 included a gain on the sale of these operations of $135,000. See note 4 of the Consolidated Condensed Financial Statements.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows (in thousands):

	Nine months Ended
	September 30, 2006	September 30, 2005
Cash provided (used) by:
Continuing operations	$1,341	$(2,075)
Discontinued operations *	(10)	3,095
Investing activities	849	(1,068)
Financing activities	(2,718)	272
Effect of exchange rate
changes on cash	26	(13)

Increase (decrease) in cash and cash equivalents	$(512)	$211

*Includes proceeds from the sale of discontinued operations.

The Company had the following bank arrangements (in thousands):

	September 30, 2006	December 31, 2005

Total borrowing capacity under existing facilities	$8,687	$10,239

Facility Borrowings:
Domestic Asset-Based Revolving Credit Facility	2,062	3,754
Foreign Overdraft and Letter of Credit Facility	788	765
Domestic Term Loans (Real Estate Based in 2005)	—	1,450
Domestic Equipment Lease Term Loan	187	239

Total Borrowings	3,037	6,208

Total borrowing availability under existing facilities	$5,650	$4,031

On August 31, 2005, the Company’s wholly owned subsidiaries Resistance Technology, Inc. and RTI Electronics, Inc. (the "Borrowers") entered into a senior secured credit agreement with Diversified Business Credit, Inc. (the "Agreement"), and related Term Loan Supplement (Real Estate) and Term Loan Supplement (Equipment), which was amended on August 4, 2006 effective June 30, 2006. In connection with the Agreement, on August 31, 2005, we also entered into a security agreement and a guaranty by corporation with Diversified Business Credit, Inc. whereby we guaranteed the full amount that the Borrowers may owe Diversified Business Credit, Inc. Under these agreements, we and the Borrowers granted Diversified Business Credit, Inc. a security interest in substantially all of their assets.

The Agreement has a term of three years. The Agreement included a real estate loan with a principal value of $1,500,000, which was associated with the Company’s Vadnais Heights, manufacturing facility. In June 2006, the Company completed a sale-leaseback of the Vadnais Heights manufacturing facility. The transaction generated gross proceeds of $2,650,000, of which $1,388,000 was used to repay the associated real estate loan and the remainder to pay down the company's domestic revolver. The Agreement currently provides for the following:

•	$5.5 million asset-backed revolving credit facility supported by a monthly borrowing base; and
•	$1.0 million equipment term loan amortized on a five-year schedule.

The domestic revolving credit facility bears interest at 0.5% over the prime rate or, at the option of the Borrower, subject to certain exceptions, the London InterBank Offered Rate ("LIBOR") plus 3.25%, provided that in no event will the rate be less than 5.25%. The domestic term loan bears interest at 0.75% over the prime rate (8.25% at September 30, 2006) or, at the option of the Borrower, subject to certain exceptions, LIBOR plus 3.50%, (8.25% at September 30, 2006) provided that in no event will the rate be less than 5.25%. Notwithstanding the foregoing, interest paid on advances for each twelve month period may never be less than $100,000. Under the Agreement, an unused line fee at the rate of 0.25% per annum on the daily average unused amount of the revolving credit facility is due and payable monthly in arrears on the first day of the month. In addition, the Borrowers must pay an annual fee equal to the greater of $27,500 or 0.5% of the maximum amount permitted to be borrowed under the revolving credit facility. In addition, if the facility is terminated by the Borrowers prior to the end of the term, the Borrowers will also be required to pay a termination fee equal to 3% (if terminated before the first anniversary of the facility), 2% (if terminated before the second anniversary of the facility) and 1% (if terminated before the third anniversary of the facility), respectively, of the total of the maximum amount available under the revolving credit facility plus the amounts then outstanding under the term loans.

The domestic revolving credit facility requires monthly interest payments with a balloon payment at maturity. The equipment term loan requires monthly principal payments based on an assumed amortization period of 60 months, with any balance due on August 31, 2008.

During the third quarter of 2006, an amendment was made to the agreement. In connection with the calculation and measurement of some of the financial covenants during fiscal year 2006, no reduction will be made for any non-cash expense charge incurred after January 1, 2006 and attributable to such period under accounting rule FAS 123R with respect to all approved Intricon Stock Option Plans; provided however that aggregate amount of such adjustments may not exceed $1,000,000. The non-cash stock option expense for the three and nine months ended September 30, 2006, was $56,000 and $150,000, respectively.

As of September 30, 2006 the Company was in compliance with all financial covenants.

Under the Agreement, without the prior written consent from Diversified Business Credit, Inc., we and the Borrowers are restricted or limited, except as otherwise permitted in the Agreement, from, among other things: becoming or remaining liable in any manner with respect to indebtedness or contractual liability; declaring or paying any cash dividends (except that Borrowers may declare and pay dividends to the Company as described in the Agreement); purchasing or redeeming any of our capital stock or otherwise distributing any property on its capital stock; creating, expending or contracting to expend, in any one calendar year, with respect to the Borrowers collectively, more than $2.0 million in the aggregate, or more than $250,000 in any one transaction, for the lease, purchase or other acquisition of any capital asset, or for the lease of any other asset whether payable currently or in the future; selling, leasing or otherwise disposing of any collateral (as defined in the Agreement) or all or any substantial part of its property; consolidating or merging with any other corporation or acquiring stock of any corporation or entering into any other partnership or joint venture; substantially alter the nature of the business in which it is engaged; permitting any breach, default or event of default to occur under any note, loan, agreement or other contractual obligation binding the Borrowers; or amending governing documents.

In the case of an event of default (as defined in the Agreement), unless waived by Diversified Business Credit, Inc., Diversified Business Credit, Inc., by notice, may terminate the Agreement and declare the Borrowers' obligations under the Agreement due and payable. Diversified Business Credit, Inc. may also in accordance with the Agreement and the law, exercise and enforce any and all rights and remedies available upon default to a secured party under the Uniform Commercial Code, including, without limitation, the right to take possession of the collateral (as defined in the Agreement). Upon the occurrence of any default, Diversified Business Credit, Inc. can suspend the making of advances until the default has been cured or waived. All obligations will be immediately and automatically due and payable, without further act or condition, if any cause under the United States Bankruptcy Code is commenced voluntarily by any Borrower, guarantor (as defined in the Agreement and includes the Company) or involuntary against any Borrower or guarantor. Events of default include, among other things, the failure to maintain certain financial covenants or insurance coverage, the failure to make payment of any obligation due under the Agreement or the occurrence of a default under any bond, debenture, note or other evidence of material indebtedness of any Borrower or guarantor owed to any person or entity other than Diversified Business Credit, Inc., or under any indenture or other instrument under which any such evidence of indebtedness has been issued or by which it is governed, or under any material lease or other contract, and the expiration of the applicable period of grace, if any, specified in such evidence of indebtedness, indenture, other instrument, lease or contract.

On August 15, 2005, our wholly-owned subsidiary, RTI Tech, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $2.0 million line of credit. Borrowings bear interest at a rate of 6.47%. This facility will be reviewed annually to determine whether it will be renewed. The outstanding balance was $788,000 and $765,000 at September 30, 2006 and December 31, 2005, respectively.

Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control.

We believe that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities, and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs through November 2007. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that we will meet our liquidity needs through November 2007, no assurance can be given that we will be able to do so.

Recent Accounting Pronouncements

As previously discussed under note 3, the Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company does not expect the adoption of FIN No. 48 to have a material impact on the consolidated financial statements.

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

ITEM 4.     Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2006 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that; (i) information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act are accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II – OTHER INFORMATION

ITEM 1.     Legal Proceedings

The information contained in notes 12 and 14 to the Consolidated Condensed Financial Statements in Part I of this quarterly report is incorporated by reference herein.

ITEM 1A.     Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect the Company’s business, financial condition or future results. The risk factors in the Company’s Annual Report on Form 10K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.     Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.     Defaults upon Senior Securities

None.

ITEM 4.     Submission of Matters to a Vote of Security Holders

None.

ITEM 5.     Other Information

As previously reported in our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006, on August 4, 2006, our wholly-owned subsidiaries Resistance Technology, Inc. and RTI Electronics, Inc. (the “Borrowers”) amended the senior secured credit agreement with Diversified Business Credit, Inc., effective June 30, 2006, to change the calculation and measurement of certain financial covenants during fiscal year 2006, so that no reduction will be made for any non-cash expense charge incurred after January 1, 2006 and attributable to such period under accounting rule SFAS 123R with respect to all approved Stock Option Plans; provided however that aggregate amount of such adjustments may not exceed $1,000,000. All other terms of the senior secured credit agreement remain the same. A copy of the amendment to the senior secured credit agreement is filed herewith as Exhibit 10.1.

ITEM 6.     Exhibits

10.1	First Amendment to Credit and Security Agreement dated August 4, 2006 by and among Resistance Technology, Inc., RTI Electronics, Inc. and Diversified Business Credit, Inc.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

INTRICON CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION (Registrant)

Date: November 9, 2006	By:	/s/ Mark S. Gorder
Mark S. Gorder President and Chief Executive Officer (principal executive officer)

Date: November 9, 2006	By:	/s/ Scott Longval
Scott Longval Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

10.1	First Amendment to Credit and Security Agreement dated August 4, 2006 by and among Resistance Technology, Inc., RTI Electronics, Inc. and Diversified Business Credit, Inc.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002