Form 10-K
period 2006-12-31
INTRICON CORP
filed 2007-03-19
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):  Large accelerated filer  ☐    Accelerated filer  ☐    Non-accelerated filer  ☒

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Act)   Yes  o    No  ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant on June 30, 2006 was $23,469,953. Common shares held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common shares on March 9, 2007 was 5,710,235.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s 2006 annual report to shareholders are incorporated by reference into Part II of this report. Portions of the Company’s definitive proxy statement for the 2007 annual meeting of shareholders are incorporated by reference into Part III of this report; provided, however, that the Compensation Committee Report, the Audit committee Report and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.

PART I

ITEM 1.	Business

IntriCon Corporation, formerly Selas Corporation of America (together with its subsidiaries referred herein as the “Company”)is an international firm engaged in the design, development, engineering and manufacturing of micro-miniature components, systems and molded plastic parts primarily for the hearing instrument, electronics, telecommunications, computer and medical equipment industries. The Company, headquartered in Arden Hills, Minnesota has facilities in Minnesota, California, Singapore, and Germany, and operates directly or through subsidiaries. Within discontinued operations, the Company had facilities in Pennsylvania, Japan and Germany. The Company is a Pennsylvania corporation that was founded in 1930.

Currently, the Company has one operating segment, its precision miniature medical and electronics products segment. In the past, the Company had operated in three segments: precision miniature medical and electronics products segment, heat technology segment, and tire holders, lifts and related products segment. Since 2001, the Company began focusing on its precision miniature medical and electronics products segment and developing plans to exit the businesses that comprised the heat technology segment, and tire holders, lifts and related products segment. The Company exited the tire holders, lifts and related products business in 2003 and the heat technology segment in the first quarter of 2005. For all periods presented, the Company classified its heat technology segment as discontinued operations.

Major Events in 2006

In June 2006, the Company completed a sale-leaseback of the Vadnais Heights manufacturing facility. The transaction generated proceeds of $2,650,000, of which $1,388,000 was used to repay the associated real estate loan and the remainder to pay down the Company’s domestic revolver. The gain on the sale of $1,045,799 will be recognized over the initial 10-year lease term as the renewal options in the lease are not assured and a penalty does not exist if the Company does not exercise the renewal options.

In the fourth quarter of 2006, the Company joined the Hearing Instrument Manufacturers Patent Partnership (HIMPP). Members of the partnership include the largest six hearing aid manufacturers as well as several other smaller manufacturers. The purchase price of $1,800,000 includes an equity interest in K/S HIMPP as well as a license agreement that will grant the Company access to over 45 US registered patents. The Company accounted for the K/S HIMPP investment using the equity method of accounting for common stock. The investment required a payment of $260,000 to be made at the time of closing. The unpaid principal balance, which was $1,540,000 at December 31, 2006, will be paid in five annual installments of $260,000 in 2007 through 2011, with a final installment of $240,000 in 2012. The unpaid balance is unsecured and bears interest at an annual rate of 4%, which shall be payable annually with each installment. The Company is in the process of determining the allocation of the investment in the underlying equity in net assets of K/S HIMPP, therefore the amount recorded as investment is subject to refinement.

Major Events in 2005

Sale of Burners and Components Business – In the first quarter of 2005, the Company sold the remainder of its Heat Technology segment. The total purchase price was approximately $3.5 million, subject to adjustment, of which approximately $2.7 million was paid in cash and $800,000 was paid in the form of a subordinated promissory note. This segment consisted of the operating assets and liabilities of our remaining Heat Technology Business (Dresher, Pennsylvania), Nippon Selas (Tokyo, Japan) and Selas Waermetechnik GmbH (Ratingen, Germany). This business was classified as a discontinued operation for all periods presented. For more detailed information, see note 3 to the Consolidated Financial Statements contained in the Company’s 2006 annual report to shareholders, which is filed as an exhibit to this Form 10-K.

With the completed sale of the burner and components business, the Company successfully completed the shift from its traditional business segments to the emerging prospects in its precision miniature medical and electronic products business. To reflect the Company’s redefined focus, it changed its name to IntriCon Corporation as of April 4, 2005.

On October 6, 2005, our subsidiary, RTI Electronics, Inc., acquired the assets of Amecon Inc. (“Amecon”). Amecon is primarily engaged in the research, development, manufacture, marketing and sale of toroidal power and low voltage instrument transformers, current sense transformers and filter inductors, magnetic amplifiers, AC/DC load sensors. The purchase price for the assets was $1,275,000 (after adjustment pursuant to the asset purchase agreement) and required a $10,000 initial deposit and $240,000 payment made at the time of closing. The remaining unpaid principal balance of $769,000 at December 31, 2006 will be paid in three equal annual installments with the next installment payable on October 6, 2007. The unpaid balance is unsecured and bears interest at an annual rate of 5%, which shall be payable annually with each principal payment. The assets acquired included $228,000 of inventory, $516,000 of fixed assets, and $663,000 of goodwill based on fair value at the date of purchase and direct and out-of-pocket acquisition costs. The goodwill is deductible for tax purposes. The Company accounted for the acquisition of Amecon using the purchase method of accounting which requires that the assets acquired and any liabilities assumed to be recorded at the date of acquisition at their respective fair values. The consolidated financial statements and results of operations reflect Amecon after the acquisition and are not restated. The cost to acquire the business was allocated to the underlying assets acquired. The acquisition expanded the microminiature business of the Company with manufacturing of toroidal power and low voltage instrument transformers, current sense transformers and filter inductor, magnetic amplifiers, AD/DC load sensors. The excess of the purchase price over identifiable assets was recorded as goodwill.

Forward-Looking Statements

Certain statements included or incorporated by reference in this Annual Report on Form 10-K or the Company’s other public filings and releases, which are not historical facts, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to:

•

statements in “Business,” “Legal Proceedings” and “Risk Factors”, such as the Company’s ability to focus on the precision miniature medical and electronics products markets, the ability to compete, the adequacy of insurance coverage, and potential increase in demand for the Company’s products; and

•

statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” statements in “Notes to the Consolidated Financial Statements,” which are incorporated by reference into this Annual Report on Form 10-K from the 2006 Annual Report to Shareholders, such as the; net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future level of funding of employee benefit plans, the adequacy of insurance coverage, the impact of new accounting pronouncements and litigation.

Forward-looking statements also include, without limitation, statements as to the Company’s expected future results of operations and growth, the Company’s ability to meet working capital requirements, the Company’s business strategy, the expected increases in operating efficiencies, anticipated trends in the Company’s precision miniature medical and electronic products markets, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Annual Report on Form 10-K, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

•	the ability to successfully implement the Company’s business and growth strategy;
•	risks arising in connection with the insolvency of our former subsidiary, Selas SAS and potential liabilities and actions arising in connection therewith;
•	the volume and timing of orders received by the Company;
•	changes in estimated future cash flows;
•	ability to collect our accounts receivable;
•	foreign currency movements in markets the Company services;
•	changes in the global economy and financial markets;
•	changes in the mix of products sold;
•	ability to meet increasing demand;
•	changes in customer requirements;
•	timing and extent of research and development expenses;
•	acceptance of the Company’s products;
•	competitive pricing pressures;
•	pending and potential future litigation;
•	availability of electronic components for the Company’s products;
•	ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;
•	ability to repay debt when it comes due;
•	the loss of one or more of our major customers;
•	ability to identify and integrate acquisitions;
•	effects of legislation;
•	effects of foreign operations;
•	ability to recruit and retain engineering and technical personnel;
•	loss of members of our senior management team;
•	our ability and the ability of our customers to protect intellectual property; and
•	risks associated with terrorist attacks, war and threats of attacks and wars.

The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

PRECISION MINIATURE MEDICAL AND ELECTRONIC PRODUCTS

Resistance Technology, Inc. (“RTI”),and RTI Tech PTE LTD (“RTI Tech”), both wholly-owned subsidiaries of the Company, manufacture microminiature components, systems and molded plastic parts for hearing instrument, medical equipment, electronics, professional audio, telecommunications and computer industry manufacturers. RTI Electronics, Inc. (“RTIE”), a wholly owned subsidiary of the company, has expanded RTI’s microminiature components business through the manufacture of thermistors and film capacitors.

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

Hearing instruments, which fit behind or in a person’s ear to amplify and process sound for a hearing impaired person, generally are composed of four basic parts and several supplemental components for control or fitting purposes. The four basic parts are microphones, amplifier circuits, miniature receivers/speakers and batteries. RTI’s hybrid amplifiers are a type of amplifier circuit. Supplemental components include volume controls, trimmer potentiometers, which shape sound frequencies to respond to the particular nature of a person’s hearing loss, and switches used to turn the instrument on and off and to go from telephone to normal speech modes. Faceplates and an ear shell, molded to fit the user’s ear, often serve as a housing for hearing instruments. RTI manufactures its components on a short lead-time basis in order to supply “just-in-time” delivery to its customers and, consequently, order backlog amounts are not meaningful.

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

The medical industry is faced with pressures to reduce the costs of healthcare. RTI offers medical manufacturers the capabilities to design, develop and manufacture components for medical devices that are easier to use, measure with greater accuracy and provide more functions while reducing the costs to manufacture these devices. Examples of RTI products used by medical device manufacturers include components found in intravenous fluid administration pumps that introduce drugs into the bloodstream. RTI manufactures and supplies bubble sensors and flow restrictors that monitor and control the flow of fluid in an intravenous infusion system.

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

Marketing and Competition. RTI sells its hearing instrument components directly to domestic hearing instrument manufacturers through an internal sales force. Sales of microphone products and of molded plastic parts to industries other than hearing instrument manufacturers are made mainly through an internal sales force. In recent years, five companies have accounted for a substantial portion of the sales in the United States hearing instrument industry. In 2006, no one customer accounted for more than 10 percent of the Company’s consolidated net sales. During 2006, the top five customers accounted for approximately $16 million or 30 percent of the Company’s consolidated net sales. See note 5 to the consolidated financial statements for a discussion of net sales and long-lived assets by geographic area.

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

Employees. As of February 28, 2007, we had a total of 561 employees. RTI currently employs 293 people, of whom 17 are executive and administrative personnel, 9 sales, and 267 engineering and operations personnel at RTI’s two facilities near Minneapolis, Minnesota. At RT, GmbH, the Company employs 3 sales personnel located in Munich, Germany. In Singapore, RTI Tech PTE Ltd. employs 157 people, of whom 7 are administrative personnel, 2 sales, and 148 engineering and operations personnel. At its facilities in Anaheim, California, RTIE employs 108 employees, of which 6 are administrative, 5 are sales, and 97 are engineering and operations personnel. The Company considers its relations with its employees to be satisfactory. None of the Company’s employees are represented by a union.

As a supplier of parts for consumer and medical products, RTI is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

Research and Development. RTI and RTIE conduct research and development activities primarily to improve its existing products and technology. Their research and development expenditures were $2,123,000, $1,817,000, and $1,616,000 in 2006, 2005 and 2004, respectively. See note 1 to the consolidated financial statements for information regarding customer funded research and development projects.

RTI owns a number of United States patents which cover a number of product designs and processes. The Company believes that, although these patents collectively add some value to the Company, no one patent or group of patents is of material importance to its business as a whole.

The Company’s consolidated financial statements are incorporated by reference as contained in the Company’s 2006 annual report to shareholders, which is filed as an exhibit to this Form 10-K.

DISCONTINUED OPERATIONS - HEAT TECHNOLOGY

The Company specialized in the controlled application of heat to achieve precise process and temperature control. The Company’s principal heat technology equipment and systems were smaller standard-engineered systems, burners and combustion control equipment. The Company sold this business in the first quarter of 2005 and has accounted for it as discontinued operations in the accompanying consolidated financial statements, which are incorporated herein by reference as contained in the Company’s 2006 annual report to shareholders, which is filed as an exhibit to this Form 10-K.

Standard Engineered Systems. The Company engineered and fabricated a variety of small heat treating furnaces and heat processing equipment. This standard equipment and small-furnace business was conducted principally by its then subsidiaries, Nippon Selas (Tokyo, Japan) and Selas Waermetechnik (Ratingen, Germany).

Burners and Combustion Control Equipment. At its Dresher, Pennsylvania facility and through its then subsidiaries in Japan, Nippon Selas (Tokyo) and in Germany, Selas Waermetechnik, (Ratingen), the Company designed, manufactured and sold an array of original equipment and replacement gas-fired industrial burners for many applications.

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

Research and Development. The Company conducted limited research and development activities at its Dresher facility to support its heat processing services and products. Research and development expenditures for heat processing aggregated $4,000 and $18,000, in 2005 and 2004, respectively.

Available Information

The Company files or furnishes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s filings are also available on the SEC’s Internet site as part of the EDGAR database (http://www.sec.gov).

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

Factors that affect our results of operations include, but are not limited to, the volume and timing of orders received, changes in the global economy and financial markets, changes in the mix of products sold, market acceptance of our products and our customer’s products, competitive pricing pressures, global currency valuations, the availability of electronic components that we purchase from suppliers, our ability to meet increasing demand, our ability to introduce new products on a timely basis, the timing of new product announcements and introductions by our or our competitors, changing customer requirements, delays in new product qualifications, and the timing and extent of research and development expenses. These factors have caused and may continue to cause us to experience material fluctuations in operating results on a quarterly and/or annual basis. These fluctuations could materially adversely affect our business, financial condition and results of operations, which in turn, could adversely affect the price of our common stock.

The loss of one or more of our major customers could adversely affect our results of operations.

We are dependent on a small number of customers for a large portion of our revenues. In fiscal year 2006, our five largest customers accounted for 30% of our net sales. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. Our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our major customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We may not be able to collect outstanding accounts receivable from our customers.

Some of our customers purchase our products on credit, which may cause a concentration of accounts receivable among some of our customers. As of December 31, 2006, we had accounts receivable, less allowance for doubtful accounts, of $8,456,450, which represented approximately 54.2 percent of our shareholders’ equity as of that date. As of that date, one customer accounted for approximately 10 percent of our accounts receivable. Our financial condition and profitability may be harmed if one or more of our customers are unable or unwilling to pay these accounts receivable when due.

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

In some of our foreign markets, government subsidies cover a portion of the cost of hearing aids. A change in legislation that would reduce or eliminate these subsidies could decrease the demand for our hearing health products. This could result in an adverse effect on our operating results. We are unable to predict the likelihood of any such legislation.

Implementation of our growth strategy may not be successful, which could affect our ability to increase revenues.

Our growth strategy includes developing new products and entering new markets, as well as identifying and integrating acquisitions. Our ability to compete in new markets will depend upon a number of factors including, among others:

•	our ability to create demand for products in new markets;
•	our ability to manage growth effectively;
•	our ability to successfully identify, complete and integrate acquisitions;
•	our ability to respond to changes in our customers’ businesses by updating existing products and introducing, in a timely fashion, new products which meet the needs of our customers;
•	the quality of our new products; and
•	our ability to respond rapidly to technological change.

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

In 2006, we operated in Singapore and Germany. Approximately 8 percent of our revenues were derived from these countries in 2006. As of December 31, 2006 approximately 8 percent of our long lived assets are located in these countries. Political or economic instability in these countries could have an adverse impact on our results of operations due to diminished revenues in these countries. Our future revenues, costs of operations and profit results could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the Euro could lead to lower reported consolidated revenues due to the translation of these currencies into U.S. dollars when we consolidate our revenues.

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

Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control. We believe that our amended credit facility combined with funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities, curtailment of the dividend payment and control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs through April 1, 2008. If, however, we are unable to renew these facilities in the future, or do not generate sufficient cash or complete such financings on a timely basis, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition.

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

If we become subject to material intellectual property infringement claims, we could incur significant expenses and could be prevented from selling specific products.

We may become subject to material claims that we infringe the intellectual property rights of others in the future. We cannot assure that, if made, these claims will not be successful. Any claim of infringement could cause us to incur substantial costs defending against the claim even if the claim is invalid, and could distract management from other business. Any judgment against us could require substantial payment in damages and could also include an injunction or other court order that could prevent us from offering certain products.

Environmental liability and compliance obligations may affect our operations and results.

Our manufacturing operations are subject to a variety of environmental laws and regulations as well as internal programs and policies governing:

•	air emissions;
•	wastewater discharges;
•	the storage, use, handling, disposal and remediation of hazardous substances, wastes and chemicals; and
•	employee health and safety.

If violations of environmental laws should occur, we could be held liable for damages, penalties, fines and remedial actions. Our operations and results could be adversely affected by any material obligations arising from existing laws, as well as any required material modifications arising from new regulations that may be enacted in the future. We may also be held liable for past disposal of hazardous substances generated by our business or former businesses or businesses we acquire. In addition, it is possible that we may be held liable for contamination discovered at our present or former facilities.

We are subject to numerous asbestos-related lawsuits, which could adversely affect our financial position, results of operations or liquidity.

We are a defendant along with a number of other parties in approximately 122 lawsuits as of December 31, 2006, (approximately 122 lawsuits as of December 31, 2005) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued Heat Technologies segment which was sold in March 2005 and is now classified as discontinued operations. Due to the noninformative nature of the complaints, we do not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. We have requested that the carriers substantiate this situation. We believe we have additional policies available for other years which have been ignored by the carriers. As settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, we believe when settlement payments are applied to these additional policies, we will have availability under the years deemed exhausted. If our insurance policies do not cover the costs and any awards for the asbestos-related lawsuits, we will have to use our cash or obtain additional financing to pay the asbestos-related obligations and settlement costs. There is no assurance that we will have the cash or be able to obtain additional financings on favorable terms to pay asbestos related obligations or settlements should they occur. The ultimate outcome of any legal matter cannot be predicted with certainty. In light of the significant uncertainty associated with asbestos lawsuits, there is no guarantee that these lawsuits will not materially adversely affect our financial position, results of operations or liquidity.

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

Terrorist attacks, war and threats of attacks and war may negatively impact our results of operations, revenue and share price. Recent terrorist attacks in the United States, as well as future events occurring in response or in connection to them, including, without limitation, future terrorist attacks against United States targets and threats of war or actual conflicts involving the United States or its allies, may impact our operations, including affecting our ability to operate our subsidiaries abroad. More generally, any of these events could cause consumer confidence and spending to decrease or result in increased volatility in the economy. They could also result in the deepening of the economic recession in the United States. Any of these occurrences could have a material adverse effect on our operating results, revenue, and may result in the volatility of the market price for our common stock.

“Anti-takeover” provisions may make it more difficult for a third party to acquire control of us, even if the change in control would be beneficial to shareholders.

We are a Pennsylvania corporation. Anti-takeover provisions in Pennsylvania law and our charter and bylaws could make it more difficult for a third party to acquire control of us. These provisions could adversely affect the market price of the common stock and could reduce the amount that shareholders might receive if we are sold. For example, our charter provides that the board of directors may issue preferred stock without shareholder approval. In addition, our bylaws provide for a classified board, with each board member serving a staggered three-year term. Directors may be removed only with the approval of the holders of at least two-thirds of all of the shares outstanding and entitled to vote.

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

In addition, RTI leases a 35,000 sq. ft. building in Vadnais Heights, Minnesota at which RTI produces plastic component parts. Annual base rent expense is approximately $209,000. The lease expires in June 2016. See notes 16 and 17 to the Company’s consolidated financial statements, which are incorporated by reference into “Item 8. Financial Statements and Supplementary Data” from the 2006 annual report to shareholders.

RTIE leases a building in Anaheim, California, which contains its manufacturing facilities and offices and consists of a total of 50,000 square feet. Annual base rent expense is approximately $399,000. The lease expires in September 2008.

RTI Technologies PTE LTD leases a 6,000 square foot building in Singapore which houses its production facilities and administrative offices. Annual base rent expense is approximately $170,000. This lease expires in June 2007.

Resistance Technology Gmbh leases a 2,000 square foot facility in Germany which houses its sales and administrative offices. Annual base rent expense is approximately $40,000. This lease expires in June 2012.

ITEM 3.	Legal Proceedings

The Company is a defendant along with a number of other parties in approximately 122 lawsuits as of December 31, 2006, (approximately 122 lawsuits as of December 31, 2005) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued Heat Technologies segment which was sold in March 2005 and is now classified as discontinued operations. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. Certain insurance carriers have informed the Company that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. The Company has requested that the carriers substantiate this situation. The Company believes it has additional policies available for other years which have been ignored by the carriers. As settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, the Company believes when settlement payments are applied to these additional policies, the Company will have availability under the years deemed exhausted. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on its financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits, to which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company’s consolidated financial position or results of operations.

A claim has been made against the Company by BET Investments (“BET”) for recovery of costs allegedly incurred by BET in connection with the removal of drums containing hazardous materials and related clean-up costs from real estate which the Company sold to BET in 2003 and upon which the Company formerly operated a manufacturing facility. Based upon invoices submitted by BET, the maximum amount of BET’s claim is approximately $270,000. The Company and its counsel are currently evaluating the extent of the Company’s liability, if any, for this claim. Although we are unable to estimate the exact amount of loss, we believe at this time the loss estimate could range from $0 to $270,000. Based on the information available to us at this time, no amount in this range appears to be a better estimate than any other amount. As such, as of December 31, 2006 we have not recorded a reserve for this claim.

The Company’s former wholly owned French subsidiary, Selas SAS, filed for insolvency in France and is being managed by a court appointed judiciary administrator. The Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding.

The Company is a defendant, along with a number of other parties, in a lawsuit made by Energy Transportation Group, Inc. (“ETG”) alleging infringement of certain patents. Based upon the discovery provided thus far by the Plaintiff, the Company and its counsel believe the Company has meritorious defenses to this matter. As such, as of December 31, 2006 we have not recorded a reserve for this claim.

The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company’s consolidated financial position, liquidity, or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 4A.	Executive Officers of the Registrant

The names, ages and offices (as of March 9, 2007) of the Company’s executive officers were as follows:

Name	Age	Position
Mark S. Gorder	60	President, Chief Executive Officer and Director of the Company; President of Resistance Technology, Inc.
Scott Longval	30	Chief Financial Officer, Treasurer of the Company
Christopher D. Conger	46	Vice President, Research and Development
Michael P. Geraci	48	Vice President, Sales and Marketing
Dennis L. Gonsior	48	Vice President, Operations
Steve M. Binnix	57	Vice President, RTI Electronics, Inc.

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

Mr. Longval has served as the Company’s Chief Financial Officer since July 2006. Prior to being appointed as CFO, Mr. Longval served as the Company’s Corporate Controller since September 2005. Prior to joining the Company, Mr. Longval was Principal Project Analyst at ADC Telecommunications, Inc., a provider of innovative network infrastructure products and services, from March 2005 until September 2005. From May 2002 until March 2005 he was employed by Accellent, Inc., formerly MedSource Technologies, a provider of outsourcing solutions to the medical device industry, most recently as Manager of Financial Planning and Analysis. From September 1998 until April 2002, he was employed by Arthur Andersen, most recently as experienced audit senior.

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

Mr. Binnix joined the Company in January 1989. Mr. Binnix is a Certified Manufacturing Engineer and received his Bachelor of Science degree from the University of LaVerne, California. He has served as the Company’s Vice President of RTI Electronics, Inc. since April 2006 and as General Manager since 1993.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since April 4, 2005, the Company’s common shares have been listed on the American Stock Exchange under the ticker symbol “IIN”. Prior to such date its common shares were traded under the symbol “SLS”.

The high and low sale prices during each quarterly period during the past two years were as follows:

Market and Dividend Information

	2006 Market Price Range		2005 Market Price Range
Quarter
	High	Low	High	Low
First	$ 6.99	$ 4.05	$ 2.25	$ 1.86
Second	7.50	4.82	2.10	1.52
Third	5.40	4.75	6.87	2.03
Fourth	5.49	4.70	6.45	3.70

The closing sale price of the Company’s common shares on March 9, 2007, was $5.95 per share.

At March 9, 2007 the Company had 355 shareholders of record of common shares. Such number of records does not reflect shareholders who beneficially own common stock in nominee or street name.

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

Certain selected financial data is incorporated by reference from “Five-Year Summary of Operations” and “Other Financial Highlights” as contained in the Company’s 2006 annual report to shareholders, which is filed as an exhibit to this Form 10-K.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations is incorporated by reference from the Company’s 2006 annual report to shareholders, which is filed as an exhibit to this Form 10-K.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Quantitative and qualitative disclosure about market risk is incorporated by reference from the Company’s 2006 annual report to shareholders, which is filed as an exhibit to this Form 10-K.

ITEM 8.	Financial Statements and Supplementary Data

The Company’s Consolidated Financial Statements, the “Notes to the Consolidated Financial Statements”, and the “Reports of Independent Registered Public Accounting Firms” are incorporated by reference from the Company’s 2006 annual report to shareholders, which is filed as an exhibit to this Form 10-K.

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

On August 23, 2005, the Corporation dismissed KPMG LLP (“KPMG”) as its independent registered public accountants. The Corporation’s Audit Committee made and approved the decision to change the independent registered public accountants. The report of KPMG on the Corporation’s financial statements for the years ended December 31, 2004 and 2003 contained no adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle except that the report for the years ended December 31, 2004 and 2003 included a separate paragraph which indicated that the Corporation restated its consolidated financial statements as of and for the years ended December 31, 2004 and 2003. In connection with its audits for the years ended December 31, 2004 and 2003 and through August 23, 2005, there have been no disagreements with KPMG on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of KPMG, would have caused them to make reference thereto in their report on the financial statements for such years.

Effective as of August 23, 2005, the Corporation engaged Virchow, Krause & Company, LLP as its new independent registered public accountants. The decision to engage Virchow, Krause & Company, LLP was made and approved by the Audit Committee of the Board of Directors. During the years ended December 31, 2004 and 2003 and through August 23, 2005, the Corporation did not consult with Virchow, Krause & Company, LLP regarding (A) either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Corporation’s financial statements; or (ii) any matter that was either subject of a disagreement, as that term is defined in Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is described in Item 304(a)(1)(v) of Regulation S-K.

ITEM 9A.	Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of December 31, 2006 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act are accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended December 31, 2006, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In the fourth quarter of 2006, the Company joined the Hearing Instrument Manufacturers Patent Partnership (HIMPP). Members of the partnership include the largest six hearing aid manufacturers as well as several other smaller manufacturers. The purchase price of $1,800,000 includes an equity interest in K/S HIMPP as well as a license agreement that will grant the Company access to over 45 US registered patents. The Company accounted for the K/S HIMPP investment using the equity method of accounting for common stock. The investment required a payment of $260,000 to be made at the time of closing. The unpaid principal balance which was $1,540,000 at December 31, 2006, will be paid in five annual installments of $260,000 in 2007 through 2011, with a final installment of $240,000 in 2012. The unpaid balance is unsecured and bears interest at an annual rate of 4%, which shall be payable annually with each installment. The Company is in the process of determining the allocation of the investment in the underlying equity in net assets of K/S HIMPP, therefore the amount recorded as investment is subject to refinement.

A copy of the HIMPP Agreement and the schedules thereto are attached as Exhibit 10.32 and are incorporated herein by reference.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10, except for the information concerning executive officers included in Item 4A hereof, is incorporated by reference from the Company’s definitive proxy statement relating to its 2007 annual meeting of shareholders. The information concerning executive officers contained in Item 4A hereof is incorporated by reference into this Item 10.

Code of Ethics

The Company has adopted a code of ethics that applies to its directors, officers and employees, including its chief executive officer, chief financial officer, controller and persons performing similar functions. Copies of the Company’s code of ethics are available without charge upon written request directed to Cari Sather, Director Human Resources, IntriCon Corporation, 1260 Red Fox Road, Arden Hills, MN 55112. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding any future amendments to a provision of its code of ethics by posting such information on the Company’s website: www.intricon.com.

ITEM 11.	Executive Compensation

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement relating to its 2007 annual meeting of shareholders.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement relating to its 2007 annual meeting of shareholders.

Equity Compensation Plans

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2006:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	566,900	$4.82	588,500
Equity compensation plans not approved by security holders(1)	230,833	$3.75	—
Total	797,733	$4.51	588,500

(1)  Represents shares issuable under the Non-Employee Directors Stock Option Plan, the (“Plan”), pursuant to which directors who are not employees of the Corporation or any of its subsidiaries were eligible to receive options. The exercise price of the option was the fair market value of the stock on the date of grant. Options become exercisable in equal one-third annual installments beginning one year from the date of grant, except that the vesting schedule for discretionary grants is determined by the Compensation Committee. Upon approval of the 2006 Equity Incentive Plan by the shareholders at the 2006 annual meeting of shareholders, no further grants will be made pursuant to the Plan. As outstanding options under the Plan expire, such shares of our common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement relating to its 2007 annual meeting of shareholders.

ITEM 14.	Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement relating to its 2007 Annual Meeting of shareholders.

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)    The following documents are filed as a part of this report:

1)

Financial Statements - The Company’s consolidated financial statements, as described below, are incorporated by reference as contained in the Company’s 2006 annual report to shareholders, which is filed as an exhibit to this Form 10-K.

Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004.

Consolidated Balance Sheets at December 31, 2006 and 2005.

Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2006, 2005 and 2004.

Notes to Consolidated Financial Statements.

Reports of Independent Registered Public Accounting Firms.

2)	Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

SUPPLEMENTARY INFORMATION

To the Shareholders, Audit Committee and Board of Directors

IntriCon Corporation and Subsidiaries

Minneapolis, Minnesota

Under date of March 12, 2007, we reported on the consolidated balance sheets of IntriCon Corporation and Subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for the years then ended as contained in the annual report on Form 10-K for the year ended December 31, 2006. In connection with our audits of the aforementioned consolidated financial statements, we have also audited the related financial statement schedule as listed in the accompanying index. This financial statement schedule is the responsibility of the company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Virchow Krause & Company, LLP

Minneapolis, Minnesota

March 12, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Shareholders

IntriCon Corporation:

Under date of March 18, 2005, except as to notes 3, 4, 8 and 18, which are as of March 31, 2005 and note 2 which is as of June 24, 2005, we reported on the consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for the year ended December 31, 2004 of IntriCon Corporation (formerly Selas Corporation of America) and subsidiaries, as contained in the 2006 annual report to shareholders. These consolidated financial statements and our report thereon are incorporated by reference in the annual report on Form 10-K for the year 2006. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related financial statement schedule for the year ended December 31, 2004. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the 2004 basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in note 2 to the consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2004.

/s/ KPMG LLP

Minneapolis, Minnesota

March 18, 2005, except as to notes 3, 4, 8 and 18,

which are as of March 31, 2005 and

note 2 which is as of June 24, 2005

Schedule II - Valuation and Qualifying Accounts

INTRICON CORPORATION AND SUBSIDIARY COMPANIES

Valuation and Qualifying Accounts

December 31, 2006, 2005 and 2004

Description	Balance at beginning of Year	“Addition” charged to costs and expense	“Other” (a) additions (deductions)	“Less” deductions		Balance at end of year

Year ended December 31,2006

Allowance for doubtful accounts	$370,195	$19,036	$—	$143,688		$245,543
Allowance for note receivable	$296,077	$—	$—	$71,077		$225,000
Deferred tax asset valuation allowance	$8,593,829	$—	$—	$31,380		$8,562,449

Year ended December 31,2005

Allowance for doubtful accounts	$176,594	$202,697	$(208)	$8,888		$370,195
Allowance for note receivable	$—	$296,077	$—	$—		$296,077
Deferred tax asset valuation allowance	$8,317,505	$276,324	$—	$—		$8,593,829

Year ended December 31,2004

Allowance for doubtful accounts	$253,840	$88,427	$19	$165,692	(b)	$176,594
Deferred tax asset valuation allowance	$7,211,013	$1,455,615	$—	$349,123	(c)	$8,317,505

a)	Represents the difference between translation rates of foreign currency at beginning and end of year and the average rate during the year.
b)	Uncollectible accounts written off.
c)	Continuing operations net operating loss utilized to offset tax impact of operating income from discontinued operations.

All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

3)	Exhibits –

2.1	(1)

Asset and Share Purchase Agreement dated as of October 11, 2002 among the Company, Selas S.A.S., Andritz A.C. and Andritz Acquisition S.A.S. Schedules and attachments are listed under section 1.2 of the agreement and will be provided to the Commission upon request.

2.2	(2)

Stock purchase Agreement dated July 21, 2003 between the Company and Ventra Ohio Corp, and VTA USA, INC. Schedules and attachments are listed beginning on page 38 of the agreement and will be provided to the Commission upon request.

2.3	(8)	Agreement of Sales between the Company and BET Investments, Inc. dated December 31, 2002, as amended.

2.4	(14)

Asset purchase agreement dated March 31, 2005 among the Company and Selas Heat Technology, LLP (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); IntriCon Corporation agrees to furnish a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request).

3.1	(14)	The Company’s Amended and Restated Articles of Incorporation as amended.

3.2	(16)	The Company’s Amended and Restated By-Laws.

+ 10.1	(17)	Amended and Restated 1994 Stock Option Plan.

+ 10.2	(3)	Form of Stock Option Agreements granted under the Amended and Restated 1994 Stock Option Plan.

+ 10.3	(9)	2001 Stock Option Plan.

+ 10.4	(3)	Supplemental Retirement Plan (amended and restated effective January 1, 1995).

10.5	(5)	Amended and Restated Office/Warehouse Lease, between Resistance Technology, Inc. and Arden Partners I. L.L.P. (of which Mark S. Gorder is one of the principal owners) dated November 1, 1996.

+ 10.6	(4)	Amended and Restated Non-Employee Directors’ Stock Option Plan.

+ 10.7	(6)	Retirement Agreement, Consulting Agreement and General Release, dated August 30, 2000, between the Company and Stephen F. Ryan.

10.8	(4)	Separation Agreement dated November 30, 2001 between the Company and Robert W. Ross.

10.9	(10)	Settlement agreement dated September 12, 2003 between the Company and Andritz AG, Andritz Acquisition S.A.A.

+ 10.10	(7)	Termination agreement following change of control or asset sale between the Company and Mark S. Gorder dated December 14, 2004.

+ 10.11	*	Summary sheet for director fees.

+ 10.12	*	Summary sheet for executive officer compensation.

+ 10.13	(11)	Employment agreement between the Company and Mark S. Gorder dated as of December 4, 2004.

10.14	(12)	Credit and Security Agreement dated August 31, 2005 by Resistance Technology, Inc. and RTI Electronics, Inc. and Diversified Business Credit, Inc.

10.15	(12)	Security Agreement dated August 31, 2005 between IntriCon Corporation and Diversified Business Credit, Inc.

10.16	(12)	Guaranty by Corporation dated August 31, 2005 between IntriCon Corporation and Diversified Business Credit, Inc.

10.17	(12)	Term Loan Supplement (Real Estate) to Credit Agreement dated August 31, 2005, by Resistance Technology, Inc. and RTI Electronics, Inc. for the benefit of Diversified Business Credit, Inc.

10.18	(12)	Term Loan Supplement (Equipment) to Credit Agreement dated August 31, 2005, by Resistance Technology, Inc. and RTI Electronics, Inc. for the benefit of Diversified Business Credit, Inc.

10.19	(12)	Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents by Resistance Technology, Inc. to Diversified Business Credit, Inc.

10.20	(13)	Form of Non-employee director Option Agreement for options issued pursuant to the Amended and Restated Non-Employee Directors Stock Option Plan.

10.21	(14)	Promissory note from Selas Heat Technology, LLP dated March 31, 2005.

10.22	(15)	Employment agreement between the Company and William J. Kullback dated April 25, 2005.

10.23	(15)	Termination agreement following change of control or asset sale between the Company and William J. Kullback dated April 25, 2005.

10.24	(15)	Form of Stock Option Agreement issued to executive officers pursuant to the 2001 Stock Option Plan.

+ 10.25	(18)	2006 Equity Incentive Plan.

+ 10.26	(18)	Form of Stock Option Agreement issued to executive officers pursuant to the 2006 Equity Incentive Plan.

+ 10.27	(18)	Form of Stock Option Agreement issued to directors pursuant to the 2006 Equity Incentive Plan.

+ 10.28	(19)	Deferred Compensation Plan.

10.29	(20)	Purchase Agreement between Resistance Technology, Inc. and MDSC Partners, LLP dated May 5, 2006.

10.30	(20)	Land and Building Lease Agreement between Resistance Technology, Inc. and MDSC Partners, LLP dated June 15, 2006.

10.31	(21)	First Amendment to Credit and Security Agreement between Resistance Technology, Inc., RTI Electronics, Inc. and M&I Business Credit f/k/a Diversified Business Credit, Inc. dated June 30, 2006.

10.32	*	Agreement by and between K/S HIMPP and IntriCon Corporation dated December 1, 2006 and the schedules thereto.

+ 10.33	*	Non-Employee Directors Stock Fee Election Program.

13	*

“Summary of Operations”; “Other Financial Highlights”; “Stock Performance Graph”; “Market and Dividend Information”; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and the Company’s consolidated financial statements, including the “Notes to Consolidated Financial Statements” and the “Report of Independent Registered Public Accounting Firm”, each as contained in the Company’s 2006 annual reports to shareholders.

21	*	List of significant subsidiaries of the Company.

23.1	*	Consent of Independent Registered Public Accounting Firm (Virchow, Krause & Company, LLP).

23.2	*	Consent of Independent Registered Public Accounting Firm (KPMG).

31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

+	Denotes management contract, compensatory plan or arrangement.

(1)	Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2003.

(2)	Incorporated by reference from the Company’s current report on Form 8-K/A filed with the Commission on July 23, 2003.

(3)	Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1995.

(4)	Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2001.

(5)	Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1996.

(6)	Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000.

(7)	Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on December 20, 2004.

(8)	Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on June 29, 2004.

(9)	Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2000.

(10)	Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.

(11)	Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2004.

(12)	Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.

(13)	Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on October 3, 2005.

(14)	Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005.

(15)	Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on April 26, 2005.

(16)	Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2005.

(17)	Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1997.

(18)	Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006.

(19)	Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on May 17, 2006.

(20)	Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on June 21, 2006.

(21)	Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRICON CORPORATION
(Registrant)
By:	/s/ Scott Longval
Scott Longval Chief Financial Officer, Treasurer and Secretary

Dated:  March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark S. Gorder
Mark S. Gorder President and Chief Executive Officer and Director (principal executive officer) March 16, 2007

s/ Scott Longval
Scott Longval Chief Financial Officer Treasurer and Secretary (principal accounting and financial officer) March 16, 2007

/s/Nicholas A. Giordano
Nicholas A. Giordano Director March 16, 2007

/s/Robert N. Masucci
Robert N. Masucci Director March 16, 2007

/s/ Michael J. McKenna
Michael J. McKenna Director March 16, 2007

s/ Philip N. Seamon
Philip N. Seamon Director March 16, 2007

EXHIBIT INDEX

EXHIBITS:

10.12	Summary sheet for director fees.

10.13	Summary sheet for executive officer compensation.

10.32	Agreement by and between K/S HIMPP and IntriCon Corporation dated December 1, 2006 and the schedules thereto.

10.33	Non-Employee Directors Stock Fee Election Program.

13

“Summary of Operations”; “Other Financial Highlights”; “Stock Performance Graph”; “Market and Dividend Information”; “Management’s Discussion and Analysis of Financial Condition and Results of Operations”; and the Company’s consolidated financial statements, including the “Notes to Consolidated Financial Statements” and the “Report of Independent Registered Public Accounting Firm”, each as contained in the Company’s 2006 annual reports to shareholders.

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