Form 10-Q
period 2007-03-31
INTRICON CORP
filed 2007-05-11
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(MARK ONE)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED March 31, 2007

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

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12B-2 of the Exchange Act)

☐  YES      ☒  NO

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

COMMON SHARES, $1.00 PAR VALUE	5,712,235 (net of 515,754
CLASS	treasury shares) OUTSTANDING AT May 4, 2007

INTRICON CORPORATION

I N D E X

PART I:  FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INTRICON CORPORATION

Consolidated Condensed Balance Sheets

Assets

	March 31, 2007 (Unaudited)	December 31, 2006
Current assets:

Cash	$743,794	$599,459
Restricted cash	60,158	60,158

Accounts receivable, less allowance for doubtful accounts of $216,000 at March 31, 2007 and $246,000 at December 31, 2006	7,759,799	8,456,450

Inventories	9,677,273	9,030,615
Refundable income tax	74,338	103,587

Note receivable from sale of discontinued operations, less allowance of $225,000 at March 31, 2007 and December 31, 2006	300,000	300,000

Other current assets	226,511	235,418

Total current assets	18,841,873	18,785,687

Machinery and equipment	29,532,592	28,767,904

Less: Accumulated depreciation	22,440,337	21,994,344

Net machinery and equipment	7,092,255	6,773,560

Long-term note receivable from sale of discontinued operations	—	75,000

Goodwill	5,927,181	5,927,181

Investment in partnership	1,780,000	1,800,000

Other assets, net	959,917	920,051

	$34,601,226	$34,281,479

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Balance Sheets

Liabilities and Shareholders’ Equity

	March 31, 2007 (Unaudited)	December 31, 2006
Current liabilities:

Checks written in excess of cash	$1,349,563	$661,756

Current maturities of long-term debt	1,137,271	952,730

Accounts payable	3,658,739	5,161,450

Income taxes payable	179,022	173,810

Deferred gain on building sale	110,084	110,084

Partnership payable	260,000	260,000

Other accrued liabilities	2,844,178	3,021,201

Total current liabilities	9,538,857	10,341,031

Long term debt, less current maturities	4,903,963	3,830,461

Other postretirement benefit obligations	1,036,331	1,063,744

Partnership payable	1,280,000	1,280,000

Note payable, net of current portion	515,720	515,720

Deferred income taxes	79,273	79,273

Accrued pension liabilities	616,829	628,569

Deferred gain on building sale and other	908,194	935,715

Total non-current liabilities	9,340,310	8,333,482

Total liabilities	18,879,167	18,674,513

Commitments and contingencies(Notes 12 and 14)

Shareholders’ equity:

Common shares, $1 par; 10,000,000 sharesauthorized; 5,710,235 and 5,706,235 shares issued; 5,194,481 and 5,190,481 outstanding	5,710,235	5,706,235

Additional paid-in capital	12,417,561	12,339,988

Accumulated deficit	(961,997)	(989,505)

Accumulated other comprehensive loss	(178,662)	(184,674)

Less:515,754 common shares held in treasury, at cost	(1,265,078)	(1,265,078)

Total shareholders’ equity	15,722,059	15,606,966

	$34,601,226	$34,281,479

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2007 (Unaudited)	March 31, 2006 (Unaudited)
Sales, net	$14,579,267	$11,836,133

Cost of sales	11,368,010	9,069,723
Gross margin	3,211,257	2,766,410
Operating expenses:

Selling expense	842,766	902,421
General and administrative expense	1,420,264	1,305,409
Research and development expense	732,681	568,983

Total operating expenses	2,995,711	2,776,813

Operating income (loss)	215,546	(10,403)

Interest expense	(153,277)	(156,527)
Interest income	38,736	21,893
Equity in loss of partnership	(20,000)	—
Other expense, net	(25,737)	(34,285)

Income (loss) before income taxes	55,268	(179,322)

Income tax expense (benefit)	27,760	(37,913)

Net income (loss)	$27,508	$(141,409)

Earnings per share
Basic and diluted	$.01	$(.03)
Average shares outstanding:
Basic	5,196,903	5,151,942
Diluted	5,358,986	5,151,942

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three months Ended
	March 31, 2007	March 31, 2006
Cash flows from operating activities:
Net income (loss)	$27,508	$(141,409)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	456,907	468,077
Stock-based compensation	73,073	44,261
Gain on disposition of property	(2,653)	—
Change in deferred gain	(27,521)	—
Allowance for doubtful accounts	(29,144)	(9,001)
Equity in loss of partnership	20,000	—
Provision for deferred income taxes	—	5,000
Changes in operating assets and liabilities:
Accounts receivable	728,627	536,409
Inventories	(645,459)	72,683
Other assets	(431)	86,315
Accounts payable	(1,502,793)	127,659
Accrued expenses	(224,323)	(351,120)
Customer advances	—	(62,236)
Other liabilities	10,566	(107,218)
Net cash provided (used) by continuing operations	(1,115,643)	669,420
Net cash provided (used) by discontinued operations	—	4,300
Net cash provided (used) by operating activities	(1,115,643)	673,720

Cash flows from investing activities:
Purchases of property, plant and equipment	(697,764)	(436,859)
Cash paid for acquisition of Amecon, Inc.	—	(3,141)
Proceeds from note receivable	75,000	—
Net cash used by investing activities	(622,764)	(440,000)

Cash flows from financing activities:
Repayments of short-term bank borrowings	—	(296,729)
Proceeds from short-term bank borrowings	193,844	—
Proceeds from long-term borrowings	1,009,699	—
Repayments of long-term borrowings	(21,755)	(141,331)
Proceeds from exercise of stock options	8,500	4,300
Change in checks written in excess of cash	687,807	(28,434)
Net cash provided (used) by financing activities	1,878,095	(462,194)

Effect of exchange rate changes on cash	4,647	11,243

Net increase (decrease) in cash and cash equivalents	144,335	(217,231)
Cash and cash equivalents, beginning of period	599,459	1,109,402

Cash and cash equivalents, end of period	$743,794	$892,171

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s consolidated financial position as of March 31, 2007 and December 31, 2006, and the consolidated results of its operations for the three months ended March 31, 2007 and 2006. Results of operations for the interim periods are not necessarily indicators of the results of the operations expected for the full year.

Certain prior-year balances have been reclassified to be consistent with the current-year presentation including; $44,261 of stock based compensation previously included in changes in other liabilities in the statement of cash flows for the three months ended March 31, 2006 and $4,300 of proceeds from exercise of stock options previously included in repayments of long-term borrowings in the statement of cash flows for the three months ended March 31, 2006.

2.	New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has published FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN No. 48 did not have a material impact on the consolidated financial statements.

FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial statements.

FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) in September 2006. This statement requires an employer to: (1) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for the plan’s under-funded status, (2) measure the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions) and (3) recognize as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to other relevant accounting standards. SFAS 158 also requires an employer to disclose in the notes to the financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. Adoption of SFAS 158 is required for public companies by the end of the fiscal year ending after December 15, 2006. Measurement of the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year is required to be adopted for fiscal years ending after December 15, 2008. The Company does not expect the measurement as of the end of the fiscal year to have a material impact on the consolidated financial statements.

FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) in February 2007. This statement expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on the consolidated financial statements.

3.	Product Warranty

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the three months ended March 31, 2007:

March 31, 2007
Beginning balance	$104,500

Warranty expense	4,200
Closed warranty claims	—

Ending balance	$108,700

4.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

Long-lived Assets
	March 31, 2007	December 31, 2006
United States	$13,692,821	$13,403,520
Other	1,106,615	1,097,221

Consolidated	$14,799,436	$14,500,741

Long-lived assets consist primarily of property and equipment, investment in partnership and goodwill. The Company capitalizes long-lived assets pertaining to the production of specialized parts. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

The geographical distribution of net sales to geographical areas for the three months ended March 31, 2007 and 2006 are as follows:

Net Sales to Geographical Areas
	March 31, 2007	December 31, 2006
United States	$10,382,938	$7,860,264

China	762,079	638,232

Germany	680,801	741,807

Switzerland	581,505	265,216

Japan	449,483	276,129

Singapore	331,141	596,660

United Kingdom	198,047	187,617

Hong Kong	161,764	76,656

Hungary	102,332	32,142

Russia	100,944	100,380

All other countries	828,233	1,061,030

Consolidated	$14,579,267	$11,836,133

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

For the three months ended March 31, 2007, one customer accounted for 13 percent of the Company’s consolidated net sales. For the three months ended March 31, 2006, no one customer accounted for more than 10 percent of the Company’s consolidated net sales.

At March 31, 2007 and December 31, 2006, one customer accounted for 11 and 10 percent of the Company’s consolidated accounts receivable, respectively.

5.	Inventories

Inventories consisted of the following at:

	March 31, 2007	December 31, 2006
Raw materials	$4,784,319	$4,771,683
Work-in-process	2,601,670	2,373,983
Finished products and components	2,291,284	1,884,949

Total Inventories	$9,677,273	$9,030,615

6.	Short and Long Term Debt

Short and long term debt are summarized as follows at:

	March 31, 2007	December 31, 2006
Domestic Asset-Based Revolving Credit Facility	$4,573,518	$3,569,349
Foreign Overdraft and Letter of Credit Facility	1,316,940	1,044,791
Domestic Capital Equipment Leases	150,776	169,051
Less: Current maturities	6,041,234	4,783,191
Total Long Term Debt	(1,137,271)	(952,730)
	$4,903,963	$3,830,461

Our subsidiaries, Resistance Technology, Inc. and RTI Electronics, Inc., referred to as the borrowers, entered into a credit facility with Diversified Business Credit, Inc., referred to as the lender. The credit facility provides for:

•

        a $5,500,000 domestic revolving credit facility, bearing interest at an annual rate equal to the greater of 5.25%, or 0.5% over prime (prime was 8.25% as of March 31, 2007 and December 31, 2006). Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve.

•	a $1,000,000 domestic equipment term loan, bearing interest at an annual rate equal to the greater of 5.25%, or 0.75% over the prime rate.

The revolving credit facility and equipment term loan also provide for one-, three- and six-month London Interbank Offered Rate (LIBOR) interest rate options at the applicable LIBOR rate plus 3.25% for the revolver and 3.50% for the term loan, but in no event will the loan rate be less than 5.25%. Notwithstanding the foregoing, interest paid on loans under the credit facility for each twelve month period will not be less than $100,000.

Weighted average interest on the domestic asset-based revolving credit facility was 8.75% and 7.93% for the three months ended March 31, 2007 and 2006, respectively.

The credit facility expires on August 31, 2008. The revolving credit facility requires monthly interest payments with a balloon payment at maturity. The equipment term loan requires monthly principal payments based on an assumed amortization period of 60 months, with any balance due on August 31, 2008.

IntriCon has guaranteed the obligations of the borrowers under the credit facility. The obligations under the credit facility are collateralized by a security interest in substantially all of our assets.

The outstanding balance of the revolving credit facility was $4,573,518 and $3,569,349 at March 31, 2007 and December 31, 2006, respectively. The total remaining availability on the revolving credit facility was $926,482 at March 31, 2007.

The revolving facility carries a commitment fee of 0.25% per year, payable on the unborrowed portion of the line. Additionally, the credit facility requires an annual fee of $27,500 due on August 31, 2007, and 2008. If the credit facility is terminated by us prior to maturity, we will be required to pay a termination fee equal to 2% (if terminated prior to August 31, 2007) or 1% (if terminated prior to August 31, 2008) of the total of the maximum amount available under the revolving credit facility plus the amounts then outstanding under the term loan.

The credit facility originally included a real estate loan with an original principal balance of $1,500,000, which was associated with our Vadnais Heights manufacturing facility. In June 2006, we completed a sale-leaseback of the Vadnais Heights manufacturing facility. The transaction generated proceeds of $2,650,000, of which $1,388,000 was used to repay the associated real estate loan and the remainder to pay down our domestic revolver. The remaining gain on the sale of $1,018,278 is being recognized over the initial 10-year lease term as the renewal options in the lease are not assured and a penalty does not exist if we do not exercise the renewal options.

We are subject to various covenants under the credit facility, including financial covenants relating to minimum book net worth, minimum tangible net worth, maximum liabilities to tangible net worth, minimum net income and minimum fixed charge coverage ratio. Under the credit facility, without the prior written consent of the lender, we may not, among other things, subject to certain exceptions: incur indebtedness; grant security interests; declare or pay any cash dividends; purchase or redeem any of our capital stock or otherwise distribute any property on our capital stock; incur capital expenditures of more than $2.5 million in the aggregate in 2007 or more than $250,000 in any one transaction; dispose of any collateral pledged to the lender or all or any substantial part of our property; consolidate or merge with any other corporation or acquire the stock of any corporation or enter into any other partnership or joint venture; substantially alter the nature of our business; make investments; permit any breach, default or event of default to occur under any note, loan, agreement or other contractual obligation binding us; or amend our governing documents.

For the quarter ended March 31, 2007 we were in default of our net income and fixed charge covenant ratio covenants under the credit agreement. On April 23, 2007, we received a waiver from the lender for the covenants that were in default. The waiver granted was effective only in this specific instance and only for the quarter ended March 31, 2007. This waiver does not entitle us to any other or further waiver in any similar or other circumstances.

Upon an event of default, as defined in the credit facility, the lender may declare all amounts payable under the credit facility to be immediately due and payable and exercise and enforce any and all rights and remedies available upon default to a secured party under the Uniform Commercial Code, including, without limitation, the right to take possession of the assets that we pledged as collateral. The lender can suspend further advances until the default has been cured or waived. Events of default include, among other things, default in the payment of any obligations due under the credit facility, breach of the credit facility which is not cured within any applicable grace period, a “change of control” (as defined in the credit facility), the failure to maintain certain financial covenants or insurance coverage, events of bankruptcy or insolvency, the rendering of any award or judgment against us in excess of $50,000 or the occurrence of a default under any evidence of indebtedness or material lease or contract that is not cured before the end of any applicable grace period.

In addition to our domestic credit facilities, on August 15, 2005, our wholly-owned subsidiary, RTI Tech, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $2.0 million line of credit. Borrowings bear interest at a rate of 6.47%. The outstanding balance was $1,316,940 and $1,044,791 at March 31, 2007 and December 31, 2006, respectively. The total remaining availability on the international senior secured credit agreement was $683,060 at March 31, 2007.

During 2005, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment. For 2005, the total principal amount of these leases was $314,000 with effective interest rates ranging from 6.7% to 8.0%. These agreements range from 3 to 5 years. The outstanding balance under these capital lease agreements at March 31, 2007 and December 31, 2006 was $151,000 and $169,000, respectively. The cost and accumulated amortization of leased equipment was $314,000, $314,000, $85,341 and $74,129 at March 31, 2007 and December 31, 2006, respectively. The amortization of capital leases is included in depreciation expense for 2007 and 2006.

7.	Income Taxes

Income tax expense (benefit) was $27,760 and $(37,913) for the three months ended March 31, 2007 and 2006, respectively. The expense for the three months ended March 31, 2007 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for federal income tax purposes and, consequently, no federal expense from the current period domestic operations was recognized. On February 22, 2006 the Company received approval from the Singapore Ministry of Trade and Industry to lower the effective tax rate in Singapore from 20% to 13%. This change was retroactive to September 2003. As such, a $106,000 benefit was recognized in the first quarter of 2006.

8.	Stockholders’ Equity and Stock-based Compensation

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Company’s employee stock option and equity plans:

	Three months ended March 31,
	2007	2006
Basic – weighted shares outstanding	5,196,903	5,151,942
Weighted shares assumed upon exercise of stock options	162,083	—
Diluted – weighted shares outstanding	5,358,986	5,151,942

The dilutive impact summarized above relates to the periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted. Net income (loss) per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net income (loss) per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income (loss) per share. There were dilutive common stock equivalents of 162,083 for the three months ended March 31, 2007. There were no dilutive common stock equivalents for the three months ended March 31, 2006 because the Company reported a net loss for that period.

The Company applies the provisions of SFAS 123R, which establishes the accounting for stock-based awards.

The Company has a 1994 stock option plan, a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. The time for granting options under the 1994 plan has expired, however certain option grants under this plan remain exercisable as of March 31, 2007. As a result of the approval of the 2006 Equity Incentive Plan by the shareholders at the 2006 annual meeting of shareholders, no further grants will be made pursuant to the non-employee directors’ and 2001 stock option plans, and the 12,500 shares that would have been available for future issuance under the non-employee directors’ stock option plan will be available for issuance pursuant to the 2006 Equity Incentive Plan. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 698,500 shares. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, such shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 equity incentive plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards had been granted as of March 31, 2007.

Under all awards, the terms are fixed at the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest from one to five years, and the option’s maximum term is 10 years. Options issued to directors vest from one to three years.

Stock option activity as of and during the three months ended March 31, 2007 is as follows:

	Number of Shares	Weighted- average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2006	797,733	$4.51	$366,957
Options forfeited	(2,000)	4.60
Options exercised	(4,000)	2.13

Outstanding at March 31, 2007	791,733	$4.52	$1,092,592

Exercisable at March 31, 2007	461,900	$4.73	$540,423

Available for future grant at December 31, 2006.	588,500

Available for future grant at March 31, 2007	590,500

The number of shares available for future grant at December 31, 2006, does not include a total of up to 439,333 shares outstanding under the 2001 stock option plan and non-employee directors’ stock option plan which will become available for issue under the 2006 Equity Incentive Plan in the event of the expiration of said options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

The Company calculates expected volatility for stock options and awards using both historical volatility as well as the average volatility of our peer competitors. Historical volatility is not strictly used due to the material changes in the Company’s operations as a result of the sales of business segments that occurred in 2004 and 2005 (see Note 3 and Note 4 of the Company’s consolidated financial statements included in the Company’s Annual Report on From 10-K for the year ended December 31, 2006).

The Company currently estimates a nine percent forfeiture rate for stock options but will continue to review this estimate in future periods.

The risk-free rates for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

No stock options were granted during the three months ended March 31, 2007.

The following summarizes information about the Company’s stock options outstanding at March 31, 2007:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding At 3/31/07	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 3/31/07	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price
$0 – 3.00	364,333	7.63	$2.46	213,000	7.63	$2.39

$3.01 – 4.40	115,400	3.81	$3.25	115,400	3.81	$3.25

$4.41 – 5.80	146,000	9.67	$5.34	10,000	9.67	$5.55

$8.60 – 20.00	166,000	3.98	$9.23	123,500	3.98	$10.08

	791,733	7.13	$4.52	461,900	7.13	$4.73

As of March 31, 2007, there was $462,244 of total unrecognized compensation costs related to non-vested awards that is expected to be recognized over a weighted-average period of 2.1 years.

In March 2007, the Board of Directors approved the IntriCon Corporation 2007 Employee Stock Purchase Plan (the “Purchase Plan”), subject to shareholder approval.

9.	Income (Loss) Per Share

Excluded from the computation of diluted earnings per share at March 31, 2007 were options to purchase approximately 196,000 common shares, with an average exercise price of $8.66, because the effect would have been anti-dilutive. Excluded from the computation of diluted earnings per share at March 31, 2006 were options to purchase approximately 727,000 common shares, with an average exercise price of $3.99, because the effect would have been anti-dilutive.

10.	Comprehensive Income

The components of comprehensive income (loss), as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows:

	Three months ended March 31,
	2007	2006

Net income (loss)	$27,508	$(141,409)

Gain on foreign currency translation adjustment	6,012	5,355

Comprehensive income (loss)	$33,520	$(136,054)

Accumulated other comprehensive loss totaled $178,662 and $184,674 at March 31, 2007 and December 31, 2006, respectively.

11.	Legal Proceedings

We are a defendant along with a number of other parties in approximately 122 lawsuits as of March 31, 2007, (approximately 122 lawsuits as of December 31, 2006) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, we do not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. We have requested that the carriers substantiate this situation. We believe we have additional policies available for other years which have been ignored by the carriers. As settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, we believe when settlement payments are applied to these additional policies, we will have availability under the years deemed exhausted. We do not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on our financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits, to which these insurance carriers are insuring us, make the ultimate disposition of these lawsuits not material to our consolidated financial position or results of operations.

A claim has been made against the Company by BET Investments (“BET”) for recovery of costs allegedly incurred by BET in connection with the removal of drums containing hazardous materials and related clean-up costs from real estate which the Company sold to BET in 2003 and upon which the Company formerly operated a manufacturing facility. Based upon invoices submitted by BET, the maximum amount of BET’s claim is approximately $270,000. The Company and its counsel are currently evaluating the extent of the Company’s liability, if any, for this claim. Although we are unable to estimate the exact amount of loss, we believe at this time the loss estimate could range from $0 to $270,000. Based on the information available to us at this time, no amount in this range appears to be a better estimate than any other amount. As such, as of March 31, 2007 we have not recorded a reserve for this claim.

The Company’s former wholly owned French subsidiary, Selas SAS, filed for insolvency in France and is being managed by a court appointed administrator. The Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding.

The Company is a defendant, along with a number of other parties, in a lawsuit made by Energy Transportation Group, Inc. (“ETG”) alleging infringement of certain patents. Based upon the discovery provided thus far by the Plaintiff, the Company and its counsel believe the Company has meritorious defenses in this matter. As such, as of March 31, 2007 we have not recorded a reserve for this claim.

We are also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect our consolidated financial position, liquidity or results of operations.

12.	Related-Party Transactions

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total base rent expense incurred under the lease was approximately $92,000 for each of the three months ended March 31, 2007 and 2006. Annual lease commitments approximate $475,000 through October 2011.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of our Board of Directors.  For the three months ended March 31, 2007, we paid that firm approximately $6,000 for legal services and costs. The Chairman of our Board of Directors is considered independent because the amount paid to Blank Rome LLP is less than 5% of its revenues. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

13.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Three months ended
	March 31, 2007	March 31, 2006
Interest received	$38,570	$16,243
Interest paid	99,480	111,632
Income taxes paid	7,122	800
Acquisition of assets of Amecon, Inc.
Goodwill	—	113,020

Property and equipment	—	53,522

The adjustment to the assets of Amecon, Inc. which were acquired in October 2005, was due to the final adjustment to the working capital requirement pursuant to the asset purchase agreement. The Company believes no future material adjustment is likely.

14.	Investment in Equity Instruments

On December 27, 2006, the Company joined the Hearing Instrument Manufacturers Patent Partnership (HIMPP). Members of the partnership include the largest six hearing aid manufacturers as well as several other smaller manufacturers. The purchase price of $1,800,000 includes a 9% equity interest in K/S HIMPP as well as a license agreement that will grant the company access to over 45 US registered patents. The Company accounted for the K/S HIMPP investment using the equity method of accounting for common stock, as the equity interest is deemed to be “more than minor” as defined in AICPA Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures”. The investment required a $260,000 payment made at the time of closing. The unpaid balance of $1,540,000 at December 31, 2006 will be paid in five annual installments of $260,000 in 2007 through 2011, with a final installment of $240,000 in 2012. The unpaid balance is unsecured and bears interest at an annual rate of 4%, which is payable annually with each installment. The investment in the partnership exceeded underlying net assets by approximately $1,475,000. Based on a preliminary assessment of the partnership, the Company has determined that portions of the excess of the investment over the underlying partnership assets relate to underlying patents. Based on the initial estimated value, the Company has recorded a $20,000 decrease in the carrying amount of the investment, reflecting amortization of the patents. The Company is in the process of finalizing the allocation of the investment in the underlying equity in net assets of K/S HIMPP, therefore the amount recorded as investment is subject to refinement.

15.	Subsequent Event

On April 19, 2007, the Company entered into an Asset Purchase Agreement to acquire substantially all of the assets, other than real estate, of Tibbetts Industries, Inc. (“Tibbetts”), a privately held designer and manufacturer of components used in hearing aids and medical devices, based in Camden, Maine. The Company will pay approximately $4.5 million in cash to acquire Tibbetts. In connection with our pending acquisition of Tibbetts Industries, Inc., we expect either to seek an increase in the amount available under our existing credit facility or to obtain a replacement credit facility with a higher availability. The transaction is expected to close in the second quarter of 2007, subject to the receipt of Tibbett’s shareholder approval and the satisfaction of other customary closing conditions.

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

The Company manufactures micro-miniature components, systems and molded plastic parts for hearing instruments, medical equipment, electronics, telecommunications and computer industry manufacturers. These components consist of volume controls, microphones, trimmer potentiometers and switches. The Company also manufactures hybrid amplifiers and integrated circuit components (“hybrid amplifiers”), along with faceplates for in-the-ear and in-the-canal hearing instruments. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer’s individualized specifications. Sales to hearing instrument manufacturers represented approximately 46% of net sales for the Company’s precision miniature medical and electronic products business in the first three months of fiscal 2007.

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

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Company’s Condensed Consolidated Financial Statements” such as, net operating loss carry-forwards, the impact of future cash flows, the ability to meet working capital requirements and liquidity needs, the adequacy of insurance coverage, liability in connection with the sale of a manufacturing facility, statements concerning no future material adjustments to working capital requirements in the Amecon, Inc. asset purchase agreement or purchase price adjustments regarding the sale of the discontinued operations, and the impact of recent accounting pronouncements and litigation.

Forward-looking statements also include, without limitation, statements as to the Company’s:

•	statements concerning the proposed acquisition and its benefits;
•	expected future results of operations and growth;
•	ability to meet working capital requirements;
•	business strategy;
•	expected increases in operating efficiencies;
•	anticipated trends in our Precision Miniature Medical and Electronics Products markets; and
•	estimates of goodwill impairments and amortization expense of other intangible assets.

In addition, forward-looking statements also include the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

•	the risk that the planned acquisition may not close upon the terms agreed upon or at all;
•	risks related to the acquisition, including unanticipated liabilities and expenses;
•	the ability to successfully implement the Company’s business and growth strategy;
•	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection therewith;
•	the volume and timing of orders received by the Company;
•	changes in estimated future cash flows;
•	ability to collect on our accounts receivable;
•	foreign currency movements in markets the Company services;
•	changes in the global economy and financial markets;
•	changes in the mix of products sold;
•	ability to meet increasing demand;
•	changes in customer requirements;
•	timing and extent of research and development expenses;
•	acceptance of the Company’s products;
•	competitive pricing pressures;
•	pending and potential future litigation;
•	availability of electronic components for the Company’s products;
•	ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;
•	ability to repay debt when it comes due;
•	the loss of one or more of our major customers;
•	ability to identify and integrate acquisitions;
•	effects of legislation;
•	effects of foreign operations;
•	ability to recruit and retain engineering and technical personnel;
•	loss of members of our senior management team;
•	our ability and the ability of our customers to protect intellectual property; and
•	risks associated with terrorist attacks, war and threats of attacks and wars.

For a description of these and other risks see “Risk Factors” in Part I, Item 1A: Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Results of Operations

Sales, net

Consolidated net sales for the three months ended March 31, were as follows (in thousands):

			Change
	2007	2006	Dollars	Percent
Three months ended March 31	$14,579	$11,836	$2,743	23.2%

Our net sales for the three months ended March 31, 2007 are comprised of four main sectors: Hearing health, electronics, medical and professional audio device. Our net sales for the three months ended March 31, 2007 grew approximately 23.2% over the same prior year period due to an increase of hearing health and medical sales, partially offset by a decrease in professional audio device and electronics revenue.

The hearing health net sales increased 13.4 percent for the three months ended March 31, 2007 over the same prior year period. The increase for the three month period was primarily due to new product offerings in our advanced line of amplifier assemblies and systems based on Digital Signal Processing (DSP).

Medical net sales for the three months ended March 31, 2007 grew 137.6 percent over the same prior year period. The sales increase for medical products was due to strengthened orders for design and contract manufacturing with several medical OEM customers.

The professional audio device net sales for the three months ended March 31, 2007 decreased 5.4 percent over the same prior year period. The shortfall relates to a significant customer delaying sales orders into future quarters.

The electronics net sales for the three months ended March 31, 2007 decreased 8.1 percent over the same prior year period. The decrease was due to lower demand from one customer.

Gross profit

Gross profit margins for the three months ended March 31, were as follows (in thousands):

	2007		2006		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Three months ended March 31	$3,211	22.0%	$2,766	23.4%	$445	(1.4%	)

The gross profit margin as a percentage of sales, decreased slightly for the three month period ended March 31, 2007 compared to the previous year period primarily due to a lower margin product mix.

Selling, general and administrative expenses (SG&A)

Selling, general and administrative expenses (SG&A) for the three months ended March 31 were as follows (in thousands):

	2007		2006		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Increase/ (Decrease) Dollars	Percent Increase/ (Decrease)
Selling	$843	5.8%	$902	7.6%	$(59)	(6.5%	)
General and Administrative	1,420	9.7%	1,305	11.0%	115	8.8%
Research and Development	733	5.0%	569	4.8%	164	28.8%

The decreased selling expenses for the three month period ended March 31, 2007 as compared to the prior year period was primarily driven by cost saving initiatives. The increased general and administrative expense for three month period ended March 31, 2007 as compared to the prior year period was primarily driven by the need to adequately support the our substantial growth. The increased research and development expenses for the three month period ended March 31, 2007 related to investments in our wireless technology.

Operating income

Operating income for the three months ended March 31, 2007, was $216,000 compared to $(10,000) of operating loss for the same period in 2006.

Interest expense

Interest expense for the three months ended March 31, 2007, was $153,000 compared to $157,000 for the same period in 2006.

Interest income

Interest income for the three months ended March 31, 2007, was $39,000 compared to $22,000 for the same period in 2006. The interest income was attributable to interest on the note receivable from the buyer of the discontinued operations that were sold on March 31, 2005.

Other expense

Other expense for the three months ended March 31, 2007, was $(26,000) compared to $(34,000) for the same period in 2006. The other expense for the three months ended March 31, 2007 primarily related to the loss on foreign currency exchange.

Equity in loss of partnership

The equity in losses of partnership for the three months ended March 31, 2007, was $20,000. The investment in the partnership exceeded underlying net assets by approximately $1,475,000. Based on a preliminary assessment of the partnership, the Company has determined that portions of the excess of the investment over the underlying partnership assets relate to underlying patents. Based on initial estimated value, the Company has recorded a $20,000 reduction in the carrying amount of the investment, reflecting amortization of the patents.

Income taxes

Income tax expense for the three months ended March 31, 2007, was $28,000 compared to $(38,000) of benefit for the same period in 2006. The expense in 2007 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for federal income tax purposes and, consequently, no expense from the current period domestic operations was recognized. On February 22, 2006 the Company received approval from the Singapore Ministry of Trade and Industry to lower the effective tax rate in Singapore from 20% to 13%. This change was retroactive to September 2003. As such a $106,000 benefit was recognized in the first quarter of 2006.

Liquidity and Capital Resources

The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows (in thousands):

	Three months Ended
	March 31, 2007	March 31, 2006
Cash provided (used) by:
Continuing operations	$(1,038)	$669
Discontinued operations	—	4
Investing activities	(773)	(440)
Financing activities	1,951	(462)
Effect of exchange rate changes on cash	5	11
Increase (decrease) in cash and cash equivalents	$144	$(217)

The Company had the following bank arrangements (in thousands):

	March 31, 2007	December 31, 2006
Total borrowing capacity under existing facilities	$8,651	$8,669

Facility Borrowings:
Domestic Asset-Based Revolving Credit Facility	4,574	3,569
Foreign Overdraft and Letter of Credit Facility	1,317	1,045
Domestic Capital Equipment Leases	151	169
Total Borrowings	6,042	4,783

Total borrowing availability under existing facilities	$2,609	$3,886

Our subsidiaries, Resistance Technology, Inc. and RTI Electronics, Inc., referred to as the borrowers, entered into a credit facility with Diversified Business Credit, Inc., referred to as the lender. The credit facility provides for:

•                  a $5,500,000 domestic revolving credit facility, bearing interest at an annual rate equal to the greater of 5.25%, or 0.5% over prime (prime was 8.25% as of March 31, 2007 and December 31, 2006). Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve.

•                  a $1,000,000 domestic equipment term loan, bearing interest at an annual rate equal to the greater of 5.25%, or 0.75% over the prime rate.

Weighted average interest on the domestic asset-based revolving credit facility was 8.75% and 7.93% for the three months ended March 31, 2007 and 2006, respectively.

The revolving credit facility and equipment term loan also provide for one-, three- and six-month London Interbank Offered Rate (LIBOR) interest rate options at the applicable LIBOR rate plus 3.25% for the revolver and 3.50% for the term loan, but in no event will the loan rate be less than 5.25%. Notwithstanding the foregoing, interest paid on loans under the credit facility for each twelve month period will not be less than $100,000.

The credit facility expires on August 31, 2008. The revolving credit facility requires monthly interest payments with a balloon payment at maturity. The equipment term loan requires monthly principal payments based on an assumed amortization period of 60 months, with any balance due on August 31, 2008.

IntriCon has guaranteed the obligations of the borrowers under the credit facility. The obligations under the credit facility are collateralized by a security interest in substantially all of our assets.

The outstanding balance of the revolving credit facility was $4,573,518 and $3,569,349 at March 31, 2007 and December 31, 2006, respectively. The total remaining availability on the revolving credit facility was $926,482 at March 31, 2007.

The revolving facility carries a commitment fee of 0.25% per year, payable on the unborrowed portion of the line. Additionally, the credit facility requires an annual fee of $27,500 due on August 31, 2007, and 2008. If the credit facility is terminated by us prior to maturity, we will be required to pay a termination fee equal to 2% (if terminated prior to August 31, 2007) or 1% (if terminated prior to August 31, 2008) of the total of the maximum amount available under the revolving credit facility plus the amounts then outstanding under the term loan.

In connection with our pending acquisition of Tibbetts Industries, Inc., we expect either to seek an increase in the amount available under our existing credit facility or to obtain a replacement credit facility with a higher availability.

The credit facility originally included a real estate loan with an original principal balance of $1,500,000, which was associated with our Vadnais Heights manufacturing facility. In June 2006, we completed a sale-leaseback of the Vadnais Heights manufacturing facility. The transaction generated proceeds of $2,650,000, of which $1,388,000 was used to repay the associated real estate loan and the remainder to pay down our domestic revolver. The gain on the sale of $1,018,278 will be recognized over the initial 10-year lease term as the renewal options in the lease are not assured and a penalty does not exist if we do not exercise the renewal options.

We are subject to various covenants under the credit facility, including financial covenants relating to minimum book net worth, minimum tangible net worth, maximum liabilities to tangible net worth, minimum net income and minimum fixed charge coverage ratio. Under the credit facility, without the prior written consent of the lender, we may not, among other things, subject to certain exceptions: incur indebtedness; grant security interests; declare or pay any cash dividends; purchase or redeem any of our capital stock or otherwise distribute any property on our capital stock; incur capital expenditures of more than $2.5 million in the aggregate in 2007 or more than $250,000 in any one transaction; dispose of any collateral pledged to the lender or all or any substantial part of our property; consolidate or merge with any other corporation or acquire the stock of any corporation or enter into any other partnership or joint venture; substantially alter the nature of our business; make investments; permit any breach, default or event of default to occur under any note, loan, agreement or other contractual obligation binding us; or amend our governing documents.

For the quarter ended March 31, 2007 we were in default of our net income and fixed charge covenant ratio covenants under the credit agreement. On April 23, 2007, we received a waiver from the lender for the covenants that were in default. The waiver granted was effective only in this specific instance and only for the quarter ended March 31, 2007. This waiver does not entitle us to any other or further waiver in any similar or other circumstances.

Upon an event of default, as defined in the credit facility, the lender may declare all amounts payable under the credit facility to be immediately due and payable and exercise and enforce any and all rights and remedies available upon default to a secured party under the Uniform Commercial Code, including, without limitation, the right to take possession of the assets that we pledged as collateral. The lender can suspend further advances until the default has been cured or waived. Events of default include, among other things, default in the payment of any obligations due under the credit facility, breach of the credit facility which is not cured within any applicable grace period, a “change of control” (as defined in the credit facility), the failure to maintain certain financial covenants or insurance coverage, events of bankruptcy or insolvency, the rendering of any award or judgment against us in excess of $50,000 or the occurrence of a default under any evidence of indebtedness or material lease or contract that is not cured before the end of any applicable grace period.

In addition to our domestic credit facilities, on August 15, 2005, our wholly-owned subsidiary, RTI Tech, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $2.0 million line of credit. Borrowings bear interest at a rate of 6.47%. The outstanding balance was $1,316,940 and $1,044,791 at March 31, 2007 and December 31, 2006, respectively. The total remaining availability on the international senior secured credit agreement was $683,060 at March 31, 2007.

After giving effect to the waiver described above, we were in compliance with all of the terms of our credit facilities. Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control.

We believe that funds expected to be generated from operations, the anticipated increase in borrowing capacity under our revolving credit loan facility (or replacement facility), and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs through April 2008. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that we will meet our liquidity needs through April 2008, no assurance can be given that we will be able to do so.

During 2005, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment. For 2005, the total principal amount of these leases was $314,000 with effective interest rates ranging from 6.7% to 8.0%. These agreements range from 3 to 5 years. The outstanding balance under these capital lease agreements at March 31, 2007 and December 31, 2006 was $151,000 and $169,000, respectively. The cost and accumulated amortization of leased equipment was $314,000 and $314,000 and $85,341 and $74,129 at March 31, 2007 and December 31, 2006, respectively. The amortization of capital leases is included in depreciation expense for 2007 and 2006.

Recent Accounting Pronouncements

As previously discussed under note 2 to the Consolidated Condensed Financial Statements, the Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN No. 48 did not have a material impact on the consolidated financial statements.

FASB issued SFAS No. 157, “Fair Value Measurements” (SFAS 157) in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on the consolidated financial statements.

FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) in September 2006. This statement requires an employer to: (1) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for the plan’s under-funded status, (2) measure the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions) and (3) recognize as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to other relevant accounting standards. SFAS 158 also requires an employer to disclose in the notes to the financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. Adoption of SFAS 158 is required for public companies by the end of the fiscal year ending after December 15, 2006. Measurement of the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year is required to be adopted for fiscal years ending after December 15, 2008. The Company does not expect the measurement as of the end of the fiscal year to have a material impact on the consolidated financial statements.

FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) in February 2007. This statement expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on the consolidated financial statements.

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company’s revenue recognition, accounts receivable reserves, inventory reserves, discontinued operations, goodwill, long-lived assets and deferred taxes policies. These and other significant accounting policies are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the financial statements contained in or incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

On December 27, 2006, the Company joined the Hearing Instrument Manufacturers Patent Partnership (HIMPP). The purchase price of $1,800,000 includes a 9% equity interest in K/S HIMPP as well as a license agreement that will grant the company access to over 45 US registered patents. The Company accounted for the K/S HIMPP investment using the equity method of accounting for common stock, as the equity interest is deemed to be “more than minor” as defined in AICPA Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures”. Based on a preliminary assessment of the partnership, the Company has determined that portions of the excess of the investment over the underlying partnership assets relate to underlying patents. Based on the initial estimated value, the Company has recorded a $20,000 decrease in the carrying amount of the investment, reflecting amortization of the patents. The Company is in the process of finalizing the allocation of the investment in the underlying equity in net assets of K/S HIMPP, therefore the amount recorded as investment is subject to refinement.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding the Company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in the Company’s portfolio of financial instruments or market risk exposures which have occurred since December 31, 2006.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2007 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that; (i) information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act are accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information contained in note 11 to the Consolidated Condensed Financial Statements in Part I of this quarterly report is incorporated by reference herein.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company’s business, financial condition or future results. The risk factors in the Company’s Annual Report on Form 10K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.	Defaults upon Senior Securities

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a)	Exhibits

10.1	2007 Employee Stock Purchase Plan (incorporated by reference from the Company’s Proxy Statement filed with the SEC on March 23, 2007).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

INTRICON CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION (Registrant)
Date: May 10, 2007	By:	/s/ Mark S. Gorder
Mark S. Gorder President and Chief Executive Officer (principal executive officer)

Date: May 10, 2007	By:	/s/ Scott Longval
Scott Longval Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

10.1	2007 Employee Stock Purchase Plan (incorporated by reference from the Company’s Proxy Statement filed with the SEC on March 23, 2007).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002