Form 10-Q
period 2007-06-30
INTRICON CORP
filed 2007-08-08
CIK 88790

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

(MARK ONE)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED     June 30, 2007
                              --------------------------------------------------

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM
                              --------------------------------------------------

COMMISSION FILE NUMBER              1-5005
                      ----------------------------------------------------------

                              INTRICON CORPORATION
--------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


          PENNSYLVANIA                                23-1069060
-----------------------------------       -----------------------------------
(STATE OR OTHER JURISDICTION OF           (IRS EMPLOYER IDENTIFICATION NO)
INCORPORATION OR ORGANIZATION)

  1260 RED FOX ROAD, ARDEN HILLS, MINNESOTA            55112
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

                                 (X) YES ( ) NO

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A LARGE ACCELERATED FILER, AN ACCELERATED FILER, OR A NON-ACCELERATED FILER. SEE DEFINITION OF "ACCELERATED FILER AND LARGE ACCLERATED FILER" IN RULE 12B-2 OF THE EXCHANGE ACT. (CHECK
ONE):

LARGE ACCELERATED FILER [ ]  ACCELERATED FILER [ ]  NON-ACCELERATED FILER [X]

INDICATE BY CHECK MARK WHETHER THE REGISTRANT IS A SHELL COMPANY (AS DEFINED BY RULE 12B-2 OF THE EXCHANGE ACT)

                                 ( ) YES (X) NO

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

   COMMON SHARES, $1.00 PAR VALUE                5,713,535 (net of 515,754
-----------------------------------       -----------------------------------
               CLASS                                 treasury shares)
                                                     ----------------
                                              OUTSTANDING AT July 27, 2007

                              INTRICON CORPORATION


                                    I N D E X
                                    ---------

                                                                                           Page
                                                                                          Numbers
                                                                                          -------
PART I:  FINANCIAL INFORMATION

           Item 1.  Financial Statements

                Consolidated Condensed Balance Sheets                                       3, 4
                as of June 30, 2007(Unaudited) and
                December 31, 2006

                Consolidated Condensed Statements of Operations                             5
                (Unaudited) for the Three Months Ended
                June 30, 2007 and 2006

                Consolidated Condensed Statements of Operations                             6
                (Unaudited) for the Six Months Ended
                June 30, 2007 and 2006

                Consolidated Condensed Statements of Cash Flows                             7
                (Unaudited) for the Six Months Ended
                June 30, 2007 and 2006

                Notes to Consolidated Condensed                                             8-21
                Financial Statements (Unaudited)


           Item 2.  Management's Discussion and Analysis                                    22-31
                    of Financial Condition and Results of
                    Operations

           Item 3.  Quantitative and Qualitative Disclosures                                32
                    About Market Risk

           Item 4.  Controls and Procedures                                                 32

PART II: OTHER INFORMATION

           Item 1.  Legal Proceedings                                                       33

           Item 1A. Risk Factors                                                            33

           Item 2.  Unregistered Sales of Equity Securities
                         and Use of Proceeds                                                33

           Item 3.  Defaults Upon Senior Securities                                         33

           Item 4.  Submission of Matters to a Vote of                                      33
                    Security Holders

           Item 5.  Other Information                                                       33

           Item 6.  Exhibits                                                                34

                          PART I: FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS
         --------------------

                              INTRICON CORPORATION
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                      -------------------------------------
                                     ASSETS
                                     ------

                                                                                   June 30,              December 31,
                                                                                    2007                    2006
                                                                                 -----------             ------------
                                                                                 (Unaudited)
Current assets:

Cash                                                                            $  1,016,976              $   599,459

Restricted cash                                                                       60,158                   60,158

Accounts receivable, less allowance for doubtful accounts of $253,000
    at June 30, 2007 and $246,000 at December 31, 2006                             9,526,446                8,456,450

Inventories                                                                       10,033,727                9,030,615

Refundable income tax                                                                 40,636                  103,587

Note receivable from sale of discontinued operations, less allowance
    of $225,000 at June 30, 2007 and December 31, 2006                               225,000                  300,000

Other current assets                                                                 364,840                  235,418
                                                                                 -----------              -----------

    Total current assets                                                          21,267,783               18,785,687

  Machinery and equipment                                                         36,123,100               28,767,904

  Less:  Accumulated depreciation                                                 27,567,369               21,994,344
                                                                                 -----------              -----------

      Net machinery and equipment                                                  8,555,731                6,773,560

Long-term note receivable from sale of discontinued operations, net of
    current portion                                                                       --                   75,000

Goodwill                                                                           7,942,582                5,927,181

Investment in partnership                                                          1,720,000                1,800,000

Other assets, net                                                                  1,687,411                  920,051
                                                                                 -----------              -----------

                                                                                 $41,173,507              $34,281,479
                                                                                 ===========              ===========

                    (See accompanying notes to the consolidated condensed financial statements)

                              INTRICON CORPORATION
   CONSOLIDATED CONDENSED BALANCE SHEETS LIABILITIES AND SHAREHOLDERS' EQUITY
   --------------------------------------------------------------------------

                                                                                   June 30,            December 31,
                                                                                     2007                 2006
                                                                                  -----------          ------------
                                                                                  (Unaudited)
Current liabilities:

  Checks written in excess of cash                                                 $  974,522            $  661,756

  Current maturities of long-term debt                                              1,469,403               952,730

  Accounts payable                                                                  4,282,460             5,161,450

  Income taxes payable                                                                125,497               173,810

  Deferred gain on building sale                                                      110,084               110,084

  Partnership payable                                                                 260,000               260,000

  Other accrued liabilities                                                         3,828,983             3,021,201
                                                                                  -----------           -----------

      Total current liabilities                                                    11,050,949            10,341,031

Long term debt, less current maturities                                             9,458,234             3,830,461

Other postretirement benefit obligations                                              991,500             1,063,744

Partnership payable                                                                 1,280,000             1,280,000

Note payable, net of current portion                                                  515,720               515,720

Deferred income taxes                                                                  79,273                79,273

Accrued pension liabilities                                                           588,833               628,569

Deferred gain on building sale and other                                              880,673               935,715
                                                                                  -----------           -----------

   Total non-current liabilities                                                   13,794,233             8,333,482

Total liabilities                                                                  24,845,182            18,674,513

Commitments and contingencies(Note 12)

Shareholders' equity:

    Common shares, $1.00 par value per share; 10,000,000 shares authorized; 5,713,535 and 5,706,235 shares issued;
       5,197,781 and 5,190,481 outstanding                                          5,713,535             5,706,235

  Additional paid-in capital                                                       12,490,343            12,339,988

    Accumulated deficit                                                              (435,153)             (989,505)

    Accumulated other comprehensive loss                                             (175,322)             (184,674)

  Less:  515,754 common shares held
         in treasury, at cost                                                      (1,265,078)           (1,265,078)
                                                                                  -----------           -----------

      Total shareholders' equity                                                   16,328,325            15,606,966
                                                                                  -----------           -----------

                                                                                  $41,173,507           $34,281,479
                                                                                  ===========           ===========

                    (See accompanying notes to the consolidated condensed financial statements)

                              INTRICON CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                                     Three Months Ended
                                                                               June 30,               June 30,
                                                                                 2007                   2006
                                                                              (Unaudited)            (Unaudited)
                                                                             ------------           ------------
Sales, net                                                                   $ 16,937,697           $ 13,208,492

Cost of sales                                                                  12,731,182              9,689,188
                                                                             ------------           ------------
Gross margin                                                                    4,206,515              3,519,304

Operating expenses:

  Selling expense                                                                 962,872                869,111
  General and administrative expense                                            1,613,217              1,321,397
  Research and development expense                                                650,777                611,838
                                                                             ------------           ------------

  Total operating expenses                                                      3,226,866              2,802,346

Operating income                                                                  979,649                716,958

  Interest expense                                                               (333,129)              (144,649)
  Interest income                                                                  12,047                 17,747
  Equity in loss of partnership                                                   (60,000)                    --
  Other income (expense), net                                                      35,788                (28,758)
                                                                             ------------           ------------

Income before income taxes                                                        634,355                561,298

Income tax expense                                                                107,511                112,931
                                                                             ------------           ------------

Income from continuing operations                                                 526,844                448,367

Loss from discontinued operations,
  net of income taxes                                                                  --                (25,876)
                                                                             ------------           ------------

Net income                                                                   $    526,844           $    422,491
                                                                             ============           ============


Income (loss) per share:
    Basic
      Continuing operations                                                  $        .10           $        .09
      Discontinued operations                                                          --                   (.01)
                                                                             ------------           ------------
                                                                             $        .10           $        .08
                                                                             ============           ============

    Diluted
      Continuing operations                                                  $        .10           $        .08
      Discontinued operations                                                          --                   (.00)
                                                                             ------------           ------------
                                                                             $        .10           $        .08
                                                                             ============           ============

Average shares outstanding:
    Basic                                                                       5,200,137              5,155,425
    Diluted                                                                     5,455,743              5,462,396


                    (See accompanying notes to the consolidated condensed financial statements)

                              INTRICON CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 -----------------------------------------------
                                   (UNAUDITED)

                                                                                     Six Months Ended
                                                                              June 30,                June 30,
                                                                                2007                    2006
                                                                             (Unaudited)             (Unaudited)
                                                                             ------------           ------------
Sales, net                                                                   $ 31,516,964           $ 25,044,626

Cost of sales                                                                  24,099,192             18,758,911
                                                                             ------------           ------------
Gross margin                                                                    7,417,772              6,285,715

Operating expenses:

  Selling expense                                                               1,805,638              1,771,532
  General and administrative expense                                            3,033,481              2,626,806
  Research and development expense                                              1,383,458              1,180,821
                                                                             ------------           ------------

  Total operating expenses                                                      6,222,577              5,579,159

Operating income                                                                1,195,195                706,556

  Interest expense                                                               (486,406)              (301,176)
  Interest income                                                                  50,783                 39,640
  Equity in loss of partnership                                                   (80,000)                    --
  Other income (expense), net                                                      10,051                (60,944)
                                                                             ------------           ------------

Income before income taxes                                                        689,623                384,076

Income tax expense                                                                135,271                 75,018
                                                                             ------------           ------------

Income from continuing operations                                                 554,352                309,058

Loss from discontinued operations, net of income taxes                                 --                (27,975)
                                                                             ------------           ------------

Net income                                                                   $    554,352           $    281,083
                                                                             ============           ============

Income (loss) per share:
    Basic
      Continuing operations                                                  $        .11           $        .06
      Discontinued operations                                                          --                   (.01)
                                                                             ------------           ------------
                                                                             $        .11           $        .05
                                                                             ============           ============

    Diluted
      Continuing operations                                                  $        .10           $        .06
      Discontinued operations                                                          --                   (.01)
                                                                             ------------           ------------
                                                                             $        .10           $        .05
                                                                             ============           ============

Average shares outstanding:
    Basic                                                                       5,198,542              5,152,914
    Diluted                                                                     5,410,192              5,439,651


                    (See accompanying notes to the consolidated condensed financial statements)

                              INTRICON CORPORATION
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                     Six months Ended
                                                                              June 30,                June 30,
                                                                                2007                    2006
                                                                             (Unaudited)             (Unaudited)
                                                                             ------------           ------------
Cash flows from operating activities:
 Net income                                                                  $    554,352           $    281,083
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Loss from discontinued operations                                                   --                 27,975
   Depreciation and amortization                                                  957,838                910,758
   Stock-based compensation                                                       141,699                 93,346
   Gain on disposition of property                                                 (3,858)                    --
   Change in deferred gain                                                        (55,042)                    --
   Allowance for doubtful accounts                                                (17,536)               109,719
   Equity in loss of partnership                                                   80,000                     --
   Provision for deferred income taxes                                                 --                  5,000
   Changes in operating assets and liabilities:
    Accounts receivable                                                           222,782               (617,570)
    Inventories                                                                  (206,432)              (501,544)
    Other assets                                                                  (88,416)               380,948
    Accounts payable                                                           (1,666,218)               504,804
    Accrued expenses                                                              130,523                426,485
    Customer advances                                                              35,454                (60,622)
    Other liabilities                                                             (38,980)               (79,044)
                                                                             ------------           ------------
 Net cash provided by continuing operations                                        46,166              1,481,338
 Net cash (used) by discontinued operations                                            --                (23,675)
                                                                             ------------           ------------
 Net cash provided by operating activities                                         46,166              1,457,663

Cash flows from investing activities:
   Purchases of property, plant and equipment                                  (1,625,091)            (1,390,417)
   Cash paid for acquisition of Amecon, Inc.                                           --                 (3,141)
   Cash paid for acquisition of Tibbetts, Inc., net of
     cash received                                                             (4,565,465)                    --
   Proceeds from sales of property, plant and equipment                             7,296              2,557,334
   Proceeds from note receivable                                                  150,000                     --
                                                                             ------------           ------------
 Net cash provided (used) by investing activities                              (6,033,260)             1,163,776

Cash flows from financing activities:
   Repayments of short-term bank borrowings                                            --               (214,531)
   Proceeds from short-term bank borrowings                                            --                     --
   Proceeds from long-term borrowings                                          10,906,486                     --
   Repayments of long-term  borrowings                                         (4,841,097)            (2,847,427)
   Proceeds from exercise of stock options                                         15,956                 19,925
   Change in checks written in excess of cash                                     312,766                173,037
                                                                             ------------           ------------
 Net cash provided (used) by financing activities                               6,394,111             (2,868,996)

 Effect of exchange rate changes on cash                                           10,500                 18,587
                                                                             ------------           ------------

Net increase (decrease) in cash and cash equivalents                              417,517               (228,970)
Cash and cash equivalents, beginning of period                                    599,459              1,109,402
                                                                             ------------           ------------

Cash and cash equivalents, end of period                                     $  1,016,976           $    880,432
                                                                             ============           ============

Noncash financing and investing activities:
   Increase in other asset by accounts payable                               $    460,000           $         --

                    (See accompanying notes to the consolidated condensed financial statements)


                              INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited)
----------------------------------------------------------------

1.       General

         In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation's consolidated financial position as of June 30, 2007 and December 31, 2006, and the consolidated results of its operations for the three and six months ended June 30, 2007 and 2006. Results of operations for the interim periods are not necessarily indicators of the results of the operations expected for the full year.

         Certain prior-year balances have been reclassified to be consistent with the current-year presentation including; $19,925 of proceeds from exercise of stock options previously included in repayments of long-term borrowings in the statement of cash flows for the six months ended June 30, 2006.

2.       New Accounting Pronouncements

         The Financial Accounting Standards Board (FASB) has published FASB Interpretation No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes", to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109 (SFAS 109), "Accounting for Income Taxes", on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 applied to fiscal years beginning after December 15, 2006, with earlier adoption permitted. Effective January 1, 2007, the Company adopted Fin No. 48. The adoption of FIN No. 48 did not have a material impact on the consolidated financial statements. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, the Company had accrued zero for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations. The Company's federal and state tax returns are potentially open to examinations for fiscal years 2003-2006. The Company does not expect any reasonably possible material changes to the estimated amounts associated with its uncertain tax positions and related accruals for interest and penalties through December 31, 2007.

         FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157) in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles in the United States (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.

         The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

         FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158) in September 2006. This statement requires an employer to: (1) recognize in its statement of financial position an asset for a plan's over-funded status or a liability for the plan's under-funded status, (2) measure the plans' assets and obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions) and (3) recognize as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to other relevant accounting standards. SFAS 158 also requires an employer to disclose in the notes to the financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. Adoption of SFAS 158 is required for public companies by the end of the fiscal year ending after December 15, 2006. Measurement of the plans' assets and obligations that determine its funded status as of the end of the employer's fiscal year is required to be adopted for fiscal years ending after December 15, 2008. The Company does not expect the measurement as of the end of the fiscal year to have a material impact on its consolidated financial statements.

         FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159) in February 2007. This statement expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

3.       Acquisitions

         On May 22, 2007, the Company completed the acquisition of substantially all of the assets, other than real estate, of Tibbetts Industries, Inc. ("Tibbetts"), a privately held designer and manufacturer of components used in hearing aids and medical devices, based in Camden, Maine. The acquisition expanded the Company's component technology and customer base.

         Pursuant to an asset purchase agreement, dated as of April 19, 2007, by and among the Company and Tibbetts and certain of the principal shareholders of Tibbetts, the Company purchased substantially all of the assets of Tibbetts, other than real estate, for cash of $4,500,000, subject to a closing adjustment, and the assumption of certain liabilities (total purchase price of $5,536,000 including acquisition costs of $195,000). Certain escrow amounts will be distributed to the seller at the conclusion of the respective escrow periods.

         The acquisition was financed with borrowings under the Company's new credit facility, as further described in "Liquidity and Capital Resources".

         In addition, the Company entered into a five year lease and a ten year lease, in each case with an option to renew for two additional periods of five years each, for Tibbetts' two facilities in Camden, Maine.

         The Company has accounted for the acquisition of substantially all of the assets of Tibbetts, other than real estate, utilizing the generally accepted accounting principles of SFAS Nos. 141, "Business Combinations", and 142, "Goodwill and Other Intangible Assets". Under the purchase method of accounting, the assets and liabilities of Tibbetts were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. Likewise, the results of operations of the Tibbetts' operations since May 22, 2007 have been included in the accompanying consolidated statements of operations. The preliminary allocation of the net purchase price of the acquisition resulted in goodwill of approximately $2,015,000. The goodwill represents operating and market synergies that we expect to be realized as a result of the acquisition and future opportunities and is also deductible for tax purposes. The purchase price allocation is based on preliminary estimates of fair values of assets acquired and liabilities assumed. The Company is in the process of gathering information to finalize its valuation of certain assets, primarily the valuation of acquired intangible assets. The purchase price allocation will be finalized once the Company has all the necessary information to complete its estimate, but no later than one year from the acquisition date. The valuation requires the use of significant assumptions and estimates. These estimates were based on assumptions the Company believes to be reasonable. However, actual results may differ from these estimates.

         The preliminary purchase price was as follows as of June 30, 2007 (amounts in thousands):

         Cash                                             $    4,500
         Liabilities assumed                                     841
         Acquisition costs                                       195
                                                          ----------
         Total purchase price                             $    5,536
                                                          ==========


         The following table summarizes the preliminary purchase price allocation for the Tibbetts acquisition as of June 30, 2007 (amounts in thousands):

         Cash                                             $      130
         Other current assets                                  2,076
         Intangible assets subject to amortization               265
         Goodwill                                              2,015
         Other long-term assets                                1,050
         Current liabilities                                    (841)
                                                          ----------
         Total preliminary purchase price allocation      $    4,695
                                                          ==========

         The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of Tibbetts had occurred at January 1, 2006, the beginning of the earliest period presented. All amounts presented are in thousands. The historical consolidated financial information has been adjusted to give effect to pro forma events that are directly attributable to the acquisition and are factually supportable, including the increase in interest expense related to the borrowings used to fund the acquisition and the increase in depreciation expense of Tibbetts related to the step-up of fixed assets to fair value. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed on the dates indicated. In addition, the unaudited pro forma condensed consolidated financial information does not purport to project the future financial position or operating results of the Company after completion of the acquisition.

                                                     Three months ended                        Six months ended
                                             June 30, 2007        June 30, 2006       June 30, 2007       June 30, 2006
                                             -------------        -------------       -------------       -------------
Net sales                                     $   17,616           $   14,857          $   33,966          $   28,319
Cost of sales                                     13,412               10,911              26,187              21,256
S, G & A                                           3,493                3,179               6,855               6,354
Interest expense                                     414                  229                 635                 465
Other expense                                         16                    8                  24                  19
Income from continuing operations             $      167           $      410          $      116          $      135
Earnings per share:
  Basic                                       $     0.03           $     0.08          $     0.02          $     0.03
  Diluted                                     $     0.03           $     0.08          $     0.02          $     0.02
Weighted average number
of shares outstanding:
  Basic                                            5,200                5,155               5,199               5,153
  Diluted                                          5,456                5,462               5,410               5,440

         The pro forma income from continuing operations for each period presented includes the increase in interest expense related to the borrowings used to fund the acquisition and the increase in depreciation expense of Tibbetts related to the step-up of fixed assets to fair value.

4.       Product Warranty

         In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company's warranty liability for the six months ended June 30, 2007:

                                                           June 30,
                                                             2007
                                                          ---------
         Beginning balance                                $ 104,500

         Warranty expense                                     6,500
         Closed warranty claims                                  --
                                                          ---------

         Ending balance                                   $ 111,000
                                                          =========

5.       Geographic Information

         The geographical distribution of long-lived assets to geographical areas consisted of the following at:

         Long-lived Assets
                                      June 30,              December 31,
                                        2007                    2006
                                    ------------            ------------

         United States              $ 17,976,392            $ 13,403,520
         Other                         1,106,894               1,097,221
                                    ------------            ------------

         Consolidated               $ 19,083,286            $ 14,500,741
                                    ============            ============

         Long-lived assets consist primarily of property and equipment, investment in partnership, patents, license agreements and goodwill. The Company capitalizes long-lived assets pertaining to the production of specialized parts. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

         The geographical distribution of net sales to geographical areas for the three and six months ended June 30, 2007 and 2006 were as follows:

         Net Sales to Geographical Areas

                                                   Three months ended                         Six months ended
                                              June 30,            June 30,             June 30,             June 30,
                                               2007                2006                 2007                  2006
                                            -----------         ------------         -----------          ------------
          United States                     $12,078,091         $  8,623,524         $22,461,029          $ 16,483,788
          China                                 908,631              775,598           1,670,710             1,413,830
          Germany                               938,629              465,089           1,619,430             1,206,896
          Switzerland                           823,671              497,091           1,405,176               762,307
          Japan                                 426,218              691,514             875,701               967,643
          Singapore                             364,527              270,528             695,668               867,188
          United Kingdom                        163,519              183,407             361,566               371,024
          Hong Kong                             129,907               86,754             291,671               163,410
          Canada                                 94,678              193,755             186,303               289,981
          France                                103,168              101,194             163,895               197,470
          All other countries                   906,658            1,320,038           1,785,815             2,321,089
                                            -----------         ------------         -----------          ------------
          Consolidated                      $16,937,697         $ 13,208,492         $31,516,964          $ 25,044,626
                                            ===========         ============         ===========          ============


         Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

         For the three months ended June 30, 2007 and 2006, no one customer accounted for more than 10 percent of the Company's consolidated net sales. For the six months ended June 30, 2007, one customer accounted for 11 percent of the Company's consolidated net sales. For the six months ended June 30, 2006, no one customer accounted for more than 10 percent of the Company's consolidated net sales.

         At June 30, 2007, no one customer accounted for more than 10 percent of the Company's consolidated accounts receivable. At December 31, 2006, one customer accounted for 10 percent of the Company's consolidated accounts receivable.

6.       Inventories

         Inventories consisted of the following at:

                                                  June 30,        December 31,
                                                    2007              2006
                                                 -----------      -----------
         Raw materials                           $ 4,842,691      $ 4,771,683
         Work-in-process                           3,038,737        2,373,983
         Finished products and components          2,152,299        1,884,949
                                                 -----------      -----------

         Total Inventories                       $10,033,727      $ 9,030,615
                                                 ===========      ===========

7.       Short and Long Term Debt

         Short and long term debt are summarized as follows at:

                                                  June 30,       December 31,
                                                   2007              2006
                                                -----------      ------------
         Domestic Asset-Based Revolving         $ 5,051,608       $3,569,349
              Credit Facility
         Foreign Overdraft and Letter of
              Credit Facility                     1,243,837        1,044,791
         Domestic Term Loan                       4,500,000               --
         Domestic Capital Equipment Leases          132,192          169,051
                                                -----------       ----------
                                                 10,927,637        4,783,191
         Less: Current maturities                (1,469,403)        (952,730)
                                                -----------       ----------
         Total Long Term Debt                   $ 9,458,234       $3,830,461
                                                ===========       ==========

         Our subsidiaries, Resistance Technology, Inc., RTI Electronics, Inc. and IntriCon Tibbetts Corporation, referred to as the borrowers, entered into a credit facility with La Salle Bank, National Association, referred to as the lender, on May 22, 2007 replacing the prior credit facilities with Diversified Business Credit, Inc. The credit facility provides for:

               o a $10,000,000 revolving credit facility, with a $200,000 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve.

               o a $4,500,000 term loan, which was used to fund the Tibbetts acquisition.

         Loans under the new credit facility are secured by a security interest in substantially all of the assets of the borrowers including a pledge of the stock of the subsidiaries. All of the borrowers are jointly and severally liable for all borrowings under the new credit facility.

         Loans under the new credit facility bear interest, at the option of the Company, at:

               o the London InterBank Offered Rate ("LIBOR") plus 1.90%, in the case of revolving line of credit loans, or LIBOR plus 2.15%, in the case of the term loan, or

               o the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its "prime rate" and (b) the Federal Funds Rate plus 0.5%.

         Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans, or every three months in the case of LIBOR based loans with a six month interest period.

         Weighted average interest on the domestic asset-based revolving credit facility was 8.34% and 8.40% for the three months ended June 30, 2007 and 2006, respectively, and 8.54% and 8.16% for the six months ended June 30, 2007 and 2006, respectively.

         The new credit facility will expire and all outstanding loans will become due and payable on June 30, 2012. The term loan requires quarterly principal payments, commencing on September 30, 2007, based on a 60 month installment schedule, with any balance due on June 30, 2012.

         The outstanding balance of the revolving credit facilities was $5,051,608 and $3,569,349 at June 30, 2007 and December 31, 2006,
         respectively. The total remaining availability on the revolving credit facility was $3,098,315 at June 30, 2007.

         The revolving facility carries a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

         We are subject to various covenants under the credit facility, including financial covenants relating to tangible net worth, funded debt to EBITDA, fixed charge coverage ratio and capital expenditures. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things, incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equityholders; purchase or redeem any of its equity interest or any warrants, options or other rights in respect thereof; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender.

         Upon the occurrence and during the continuance of an event of default (as defined in the credit facility), the lender may, among other things: terminate its commitments to the borrowers (including terminating or suspending its obligation to make loans and advances); declare all outstanding loans, interest and fees to be immediately due and payable; take possession of and sell any pledged assets and other collateral; and exercise any and all rights and remedies available to it under the Uniform Commercial Code or other applicable law. In the event of the insolvency or bankruptcy of any borrower, all commitments of the lender will automatically terminate and all outstanding loans, interest and fees will be immediately due and payable. Events of default include, among other things: failure to pay any amounts when due; material misrepresentation; default in the performance of any covenant, condition or agreement to be performed that is not cured within 20 days after notice from the lender; default in the payment of other indebtedness or other obligation with an outstanding principal balance of more than $50,0000, or of any other term, condition or covenant contained in the agreement under which such obligation is created, the effect of which is to allow the other party to accelerate such payment or to terminate the agreements; the insolvency or bankruptcy of any borrower; the entrance of any judgment against any borrower in excess of $50,000, which is not fully covered by insurance; the occurrence of a change in control (as defined in the credit facility); certain collateral impairments; and a contribution failure with respect to any employee benefit plan that gives rise to a lien under ERISA.

         The prior credit facility provided for:

               o a $5,500,000 domestic revolving credit facility, bearing interest at an annual rate equal to the greater of 5.25%, or 0.5% over prime. Under the revolving credit facility, the availability of funds depended on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve.

               o a $1,000,000 domestic equipment term loan, bearing interest at an annual rate equal to the greater of 5.25%, or 0.75% over the prime rate.

         The revolving facility carried a commitment fee of 0.25% per year, payable on the unborrowed portion of the line. Additionally, the credit facility required an annual fee of $27,500 due on August 31, 2007, and 2008. Upon termination of the credit facility by us prior to maturity, we were required to pay a termination fee equal to 2% of the total of the maximum amount available under the revolving credit facility plus the amounts then outstanding under the term loan, equal to $110,000.

         The credit facility originally included a real estate loan with an original principal balance of $1,500,000, which was associated with our Vadnais Heights manufacturing facility. In June 2006, we completed a sale-leaseback of the Vadnais Heights manufacturing facility. The transaction generated proceeds of $2,650,000, of which $1,388,000 was used to repay the associated real estate loan and the remainder to pay down our domestic revolver. The remaining gain on the sale of $990,757 is being recognized over the initial 10-year lease term as the renewal options in the lease are not assured and a penalty does not exist if we do not exercise the renewal options.

         In addition to our domestic credit facilities, on August 15, 2005, our wholly-owned subsidiary, RTI Tech, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1.6 million line of credit. Borrowings bear interest at a rate of 6.47%. The outstanding balance was $1,243,837 and $1,044,791 at June 30, 2007 and December 31, 2006, respectively. The total remaining availability on the international senior secured credit agreement was $391,163 at June 30, 2007.

         During 2005, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment. For 2005, the total principal amount of these leases was $314,000 with effective interest rates ranging from 6.7% to 8.0%. These agreements range from 3 to 5 years. The outstanding balance under these capital lease agreements at June 30, 2007 and December 31, 2006 was $132,000 and $169,000,
         respectively. The cost and accumulated amortization of leased equipment was $314,000, $314,000, $96,553 and $74,129 at June 30, 2007 and
         December 31, 2006, respectively. The amortization of capital leases is included in depreciation expense for 2007 and 2006.

8.       Income Taxes

         Income tax expense for the three and six months ended June 30, 2007 were $107,511 and $135,271, respectively, compared to $112,931 and $75,018 for the same periods in 2006, respectively. The expense for the three and six months ended June 30, 2007 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for federal income tax purposes and, consequently, no federal expense from the current period domestic operations was recognized as the deferred tax asset has a full valuation allowance. On February 22, 2006 the Company received approval from the Singapore Ministry of Trade and Industry to lower the effective tax rate in Singapore from 20% to 13%. This change was retroactive to September 2003. As such, a $106,000 benefit was recognized for Singapore operations in the first quarter of 2006.

         The following was the income before income taxes for each jurisdiction that the Company has operations for the three and six months ended June 30, 2007 and 2006:


                                                  Three months ended                        Six months ended
                                          June 30, 2007        June 30, 2006       June 30, 2007       June 30, 2006
                                          -------------        -------------       -------------       -------------
          United States                    $   49,367           $  (24,702)         $   37,731          $ (512,859)
          Singapore                           473,159              516,318             504,883             763,269
          Germany                             111,829               69,682             147,009             133,666
                                           ----------           ----------          ----------          ----------
          Income before income taxes       $  634,355           $  561,298          $  689,623          $  384,076
                                           ==========           ==========          ==========          ==========

9.       Stockholders' Equity and Stock-based Compensation

         The Company applies the provisions of SFAS 123R, which establishes the accounting for stock-based awards.

         The Company has a 1994 stock option plan, a 2001 stock option plan, a non-employee directors' stock option plan and a 2006 equity incentive plan. The time for granting options under the 1994 plan has expired, however certain option grants under this plan remain exercisable as of March 31, 2007. As a result of the approval of the 2006 Equity Incentive Plan by the shareholders at the 2006 annual meeting of shareholders, no further grants will be made pursuant to the non-employee directors' and 2001 stock option plans, and the 12,500 shares that would have been available for future issuance under the non-employee directors' stock option plan will be available for issuance pursuant to the 2006 Equity Incentive Plan. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 698,500 shares. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors' stock option plan expire, such shares of the Company's common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan.

         Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 equity incentive plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards had been granted as of June 30, 2007.

         Under all awards, the terms are fixed on the grant date. Generally, the exercise price equals the market price of the Company's stock on the date of the grant. Options under the plans generally vest over one to five years, and have a maximum term of 10 years. Options issued to directors vest over one to three years.

         Stock option activity as of and during the six months ended June 30, 2007 is as follows:

                                                                                          Weighted-
                                                                                          average             Aggregate
                                                                      Number of           Exercise            Intrinsic
                                                                       Shares               Price               Value
                                                                       ------               -----               -----
             Outstanding at December 31, 2006                          797,733              $4.51             $  366,957
                 Options forfeited                                      (2,000)              4.60
                 Options granted                                        20,000               6.59
                 Options exercised                                      (7,300)              2.19
                                                                       -------
             Outstanding at June 30, 2007                              808,433              $4.58             $1,835,143

             Exercisable at June 30, 2007                              506,866              $4.68             $1,099,899

             Available for future grant at December 31, 2006.          588,500

             Available for future grant at June 30,2007                570,500

         The number of shares available for future grant at December 31, 2006, does not include a total of up to 439,333 shares outstanding under the 2001 stock option plan and non-employee directors' stock option plan which will become available for issue under the 2006 Equity Incentive Plan in the event of the expiration of said options.

         The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company's options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

         The Company calculates expected volatility for stock options and awards using both historical volatility as well as the average volatility of our peer competitors. Historical volatility is not strictly used due to the material changes in the Company's operations as a result of the sales of business segments that occurred in 2004 and 2005 (see Note 3 and Note 4 of the Company's consolidated financial statements included in the Company's Annual Report on From 10-K for the year ended December 31, 2006).

         The Company currently estimates a nine percent forfeiture rate for stock options but will continue to review this estimate in future periods.

         The risk-free rates for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

         The following summarizes information about the Company's stock options outstanding at June 30, 2007:

                                          Options Outstanding                     Options Exercisable

    Range of            Number          Weighted       Weighted        Number          Weighted         Weighted
    Exercise        Outstanding At      Average        Average     Exercisable At       Average          Average
     Prices             6/30/07        Remaining       Exercise        6/30/07         Remaining     Exercise Price
                                      Contractual       Price                         Contractual
                                          Life                                           Life
---------------------------------------------------------------------------------------------------------------------
$0 - 3.00               361,033               7.37      $ 2.46         243,800             7.37             $ 2.47

$3.01 - 4.40            115,400               3.55      $ 3.25         115,400             3.55             $ 3.25

$4.41 - 6.75            208,500               9.41      $ 5.75          24,167             9.41             $ 6.25

$6.76 - 20.00           123,500               0.83      $10.08         123,500             0.83             $10.08
                        -------               ----      ------         -------             ----             ------

                        808,433               7.00      $ 4.58         506,866             7.00             $ 4.68
                        -------               ----      ------         -------             ----             ------

         As of June 30, 2007, there was $449,047 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 2.0 years.

         At the 2007 annual meeting of shareholders, the shareholders approved the IntriCon Corporation 2007 Employee Stock Purchase Plan (the "Purchase Plan"). A maximum of 100,000 shares may be sold under the Purchase Plan. There were no employee stock purchases under the plan as of June 30, 2007.

10.      Income (Loss) Per Share

         The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Company's employee stock option and equity plans:

                                                                       Three months ended          Six months ended
                                                                            June 30,                   June 30,
                                                                       2007          2006         2007          2006
                                                                     ---------     ---------    ---------     ---------
          Basic - weighted shares outstanding                        5,200,137     5,155,425    5,198,542     5,152,914
          Weighted shares assumed upon exercise
            of stock options                                           255,606       306,971      211,650       286,737
                                                                     ---------     ---------    ---------     ---------
          Diluted - weighted shares outstanding                      5,455,743     5,462,396    5,410,192     5,439,651
                                                                     =========     =========    =========     =========

         The dilutive impact summarized above relates to the periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted. Net income (loss) per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net income (loss) per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income (loss) per share. There were dilutive common stock equivalents of 255,606 and 211,650 for the three and six months ended June 30, 2007 compared to 306,971 and 286,737 of dilutive common stock equivalents for the three and six months ended June 30, 2006, respectively.

         Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2007 were options to purchase approximately 123,500 and 186,000 common shares, respectively, with an average exercise price of $10.08 and $8.94, respectively, because the effect would have been anti-dilutive. Excluded from the computation of diluted earnings per share at June 30, 2006 were options to purchase approximately 124,000 common shares, with an average exercise price of $10.08, because the effect would have been anti-dilutive.

11.      Comprehensive Income

         The components of comprehensive income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows:

                                                            Three months ended              Six months ended
                                                                 June 30,                       June 30,
                                                           2007           2006           2007            2006
                                                        ---------       ---------      ---------      ---------
          Net income                                    $ 526,844       $ 422,491      $ 554,352      $ 281,083

          Gain on foreign currency translation
            adjustment                                      3,340           8,981          9,352         14,336
                                                        ---------       ---------      ---------      ---------

          Comprehensive income                          $ 530,184       $ 431,472      $ 563,704      $ 295,419
                                                        =========       =========      =========      =========

         Accumulated other comprehensive loss totaled $175,322 and $184,674 at June 30, 2007 and December 31, 2006, respectively and principally relates to foreign currency translations.

12.      Legal Proceedings

         We are a defendant along with a number of other parties in approximately 122 lawsuits as of June 30, 2007, (approximately 122 lawsuits as of December 31, 2006) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, we do not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. We have requested that the carriers substantiate this situation. We believe we have additional policies available for other years which have been ignored by the carriers. As settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, we believe when settlement payments are applied to these additional policies, we will have availability under the years deemed exhausted. We do not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on our financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits, to which these insurance carriers are insuring us, make the ultimate disposition of these lawsuits not material to our consolidated financial position or results of operations.

         A claim has been made against the Company by BET Investments ("BET") for recovery of costs allegedly incurred by BET in connection with the removal of drums containing hazardous materials and related clean-up costs from real estate which the Company sold to BET in 2003 and upon which the Company formerly operated a manufacturing facility. Based upon invoices submitted by BET, the maximum amount of BET's claim is approximately $270,000. The Company and its counsel are currently evaluating the extent of the Company's liability, if any, for this claim. Although we are unable to estimate the exact amount of loss, we believe at this time the loss estimate could range from $0 to $270,000. Based on the information available to us at this time, no amount in this range appears to be a better estimate than any other amount. As such, as of June 30, 2007 we have not recorded a reserve for this claim.

         The Company's former wholly owned French subsidiary, Selas SAS, filed for insolvency in France and is being managed by a court appointed administrator. The Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding.

         The Company is a defendant, along with a number of other parties, in a lawsuit made by Energy Transportation Group, Inc. ("ETG") alleging infringement of certain patents. Based upon the discovery provided thus far by the Plaintiff, the Company and its counsel believe the Company has meritorious defenses in this matter. As such, as of June 30, 2007 we have not recorded a reserve for this claim.

         We are also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect our consolidated financial position, liquidity or results of operations.

13.      Related-Party Transactions

         One of the Company's subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total base rent expense incurred under the lease was approximately $184,000 for each of the six months ended June 30, 2007 and 2006. Annual lease commitments approximate $475,000 through October 2011.

         The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of our Board of Directors. For the six months ended June 30, 2007, we paid that firm approximately $280,000 for legal services and costs. The Chairman of our Board of Directors is considered independent because the amount paid to Blank Rome LLP is less than 5% of its revenues. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

14.      Statements of Cash Flows

         The following table provides supplemental disclosures of cash flow information:

                                                          Six months ended
                                                     -------------------------
                                                       June 30,     June 30,
                                                        2007          2006
                                                      ---------     ---------
         Interest received                            $  51,280     $  16,243
         Interest paid                                  317,182       111,632
         Income taxes paid                              134,138           800
         Acquisition of assets of Amecon, Inc.
              Goodwill                                       --       113,020
              Property and equipment                         --        53,522

         The adjustment to the assets of Amecon, Inc. which were acquired in October 2005, was due to the final adjustment to the working capital requirement pursuant to the asset purchase agreement by and between the Company and Amecon, Inc. The Company believes no future material adjustment is likely.

15.      Investment in Equity Instruments

         On December 27, 2006, the Company joined the Hearing Instrument Manufacturers Patent Partnership (HIMPP). Members of the partnership include the largest six hearing aid manufacturers as well as several other smaller manufacturers. The purchase price of $1,800,000 includes a 9%
         equity interest in K/S HIMPP as well as a license agreement that will grant the company access to over 45 US registered patents. The Company accounted for the K/S HIMPP investment using the equity method of accounting for common stock, as the equity interest is deemed to be "more than minor" as defined in AICPA Statement of Position 78-9 "Accounting for Investments in Real Estate Ventures". The investment required a $260,000 payment made at the time of closing. The unpaid balance of $1,540,000 at December 31, 2006 will be paid in five annual installments of $260,000 in 2007 through 2011, with a final installment of $240,000 in 2012. The unpaid balance is unsecured and bears interest at an annual rate of 4%, which is payable annually with each installment. The investment in the partnership exceeded underlying net assets by approximately $1,475,000. Based on a preliminary assessment of the partnership, the Company has determined that portions of the excess of the investment over the underlying partnership assets relate to underlying patents. Based on the initial estimated value, the Company has recorded a $80,000 decrease in the carrying amount of the investment, reflecting amortization of the patents for the six months ended June 30, 2007. The Company is in the process of finalizing the allocation of the investment in the underlying equity in net assets of K/S HIMPP, therefore the amount recorded as investment is subject to refinement.

ITEM 2.   Management's Discussion and Analysis of Financial Condition
          -----------------------------------------------------------
          and Results of Operations
          -------------------------

Business Overview
-----------------

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (formerly Selas Corporation of America) is an international firm that designs, develops, engineers and manufactures micro-miniature medical and electronic products. The Company supplies micro-miniaturized components, systems and molded plastic parts, primarily to the hearing instrument manufacturing industry, as well as the computer, electronics, telecommunications and medical equipment industries. In addition to its operations in Minnesota, the Company has facilities in California, Maine, Singapore, and Germany.

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

On May 22, 2007, the Company completed the acquisition of substantially all of the assets of Tibbetts Industries, Inc., other than real estate. Pursuant to an asset purchase agreement, dated as of April 19, 2007, by and among the Company and Tibbetts and certain of the principal shareholders of Tibbetts, the Company purchased substantially all of the assets of Tibbetts, other than real estate, for cash of $4,500,000, subject to a closing adjustment, and the assumption of certain liabilities (total purchase price of $5,536,000 including acquisition costs of $195,000). The Company deposited a total of $525,000 of the closing payment in escrow to be held after closing of the purchase. $475,000 will be held for 18 months to cover potential indemnification claims and $50,000 will be held for 45 days to cover potential purchase price adjustment based on the net tangible asset value at purchase. Certain escrow amounts will be distributed to the seller at the conclusion of the respective escrow periods.

The acquisition was financed with borrowings under the Company's new credit facility, as further described in "Liquidity and Capital Resources".

The addition of Tibbetts provides us with incremental gains in both our medical and professional audio businesses. We believe the benefits of this acquisition will eventually carry over to hearing health, where we expect to incorporate Tibbetts' pioneering magnetic telecoil and miniature transducer technology into key hearing aid components.
Tibbetts' surveillance capabilities also expand our markets to include security products--which are reflected in our professional audio performance.


Forward-Looking and Cautionary Statements
-----------------------------------------

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Notes to the Company's Condensed Consolidated Financial Statements" such as, net operating loss carry-forwards, the impact of future cash flows, the ability to meet working capital requirements and liquidity needs, the adequacy of insurance coverage, liability in connection with the sale of a manufacturing facility, statements concerning no future material adjustments to working capital requirements in the Amecon, Inc. asset purchase agreement or purchase price adjustments regarding the sale of the discontinued operations, and the impact of recent accounting pronouncements and litigation.

Forward-looking statements also include, without limitation, statements as to the Company's:
o  statements concerning the Tibbetts acquisition and its benefits;
o  expected future results of operations and growth;
o  ability to meet working capital requirements;
o  business strategy;
o  expected increases in operating efficiencies;
o anticipated trends in our Precision Miniature Medical and Electronics Products markets; and
o estimates of goodwill impairments and amortization expense of other intangible assets.

In addition, forward-looking statements also include the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

o risks related to the Tibbetts acquisition, including unanticipated liabilities and expenses;
o the ability to successfully implement the Company's business and growth strategy;
o risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection therewith;
o  the volume and timing of orders received by the Company;
o  changes in estimated future cash flows;
o  ability to collect on our accounts receivable;
o  foreign currency movements in markets the Company services;
o  changes in the global economy and financial markets;
o  changes in the mix of products sold;
o  ability to meet increasing demand;
o  changes in customer requirements;
o  timing and extent of research and development expenses;
o  acceptance of the Company's products;
o  competitive pricing pressures;
o  pending and potential future litigation;
o  availability of electronic components for the Company's products;
o ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;
o  ability to repay debt when it comes due;
o  the loss of one or more of our major customers;
o  ability to identify and integrate acquisitions;
o  effects of legislation;
o  effects of foreign operations;
o  ability to recruit and retain engineering and technical personnel;
o  loss of members of our senior management team;
o our ability and the ability of our customers to protect intellectual property; and
o  risks associated with terrorist attacks, war and threats of attacks and wars.

For a description of these and other risks see "Risk Factors" in Part I, Item 1A: Risk Factors in the Company's Annual Report on Form 10-K for the year ended December 31, 2006 or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.


Results of Operations
---------------------

SALES, NET

Consolidated net sales for the three and six months ended June 30, were as follows (in thousands):

                                                             Change
                                                             ------
                               2007          2006      Dollars       Percent
                               ----          ----      -------       -------
Three months ended June 30    $16,938      $ 13,208    $ 3,730        28.2%
Six months ended June 30      $31,517      $ 25,045    $ 6,472        25.8%

Our net sales for the three and six months ended June 30, 2007 grew approximately 28.2% and 25.8%, respectively, over the same prior year periods. The primary driver to our increase was our core hearing health, medical, and professional audio businesses. Our net sales from our three core businesses increased for the three and six months ended June 30, 2007 approximately 38.4% and 34.3%, respectively, over the same prior year periods.

The hearing health increases were primarily due to new product offerings in our advanced line of amplifier assemblies and systems based on Digital Signal Processing (DSP).

Medical net sales increases were due to strengthened orders for design and contract manufacturing with several medical OEM customers. Also contributing was approximately $455,000 of sales from the May 22, 2007 acquisition of Tibbetts.

The professional audio device net sales increase for the three months ended June 30, 2007 relates to a significant customer who delayed sales orders into the second quarter. The increase for the six months ended June 30, 2007 was primarily due to higher demand for microphones from existing customers. Also contributing was approximately $230,000 of sales from the May 22, 2007 acquisition of Tibbetts.

The electronics net sales for the three and six months ended June 30, 2007 decreased 9.9% and 9.1%, respectively, over the same prior year periods. The decreases were due to lower demand from one customer.

GROSS PROFIT

Gross profit margins for the three and six months ended June 30, were as follows (in thousands):

                                              2007                     2006                      Change
                                              ----                     ----                      ------
                                                  Percent                    Percent
                                      Dollars     of Sales     Dollars       of Sales     Dollars        Percent
                                      -------     --------     -------       --------     -------        -------
Three months ended June 30            $4,207        24.8%       $3,519         26.6%      $   688         (1.8%)
Six months ended June 30              $7,418        23.5%       $6,286         25.1%      $ 1,132         (1.6%)

The gross profit margin as a percentage of sales, decreased slightly for the three and six months ended June 30, 2007 compared to the previous year periods primarily due to a higher volume of new product introductions combined with a lower margin product mix.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (SG&A)

Selling, general and administrative expenses (SG&A) for the three months ended June 30 were as follows (in thousands):

                                           2007                        2006                   Change
                                           ----                        ----                   ------
                                                                                       Increase/     Percent
                                                  Percent                  Percent     (Decrease     Increase/
                                      Dollars     of Sales     Dollars     of Sales     Dollars     (Decrease)
                                      -------     --------     -------     --------     -------     ----------
Selling                               $  963         5.7%       $  869       6.6%         $ 94         10.8%
General and Administrative             1,613         9.5%        1,321      10.0%          292         22.1%
Research and Development                 651         3.8%          612       4.6%           39          6.4%

SG&A for the six months ended June 30 were as follows (in thousands):

                                           2007                        2006                   Change
                                           ----                        ----                   ------
                                                                                       Increase/     Percent
                                                   Percent                 Percent     (Decrease     Increase/
                                      Dollars      of Sales    Dollars     of Sales     Dollars     (Decrease)
                                      -------      --------    -------     --------     -------     ----------
Selling                               $1,806         5.7%       $1,772       7.1%         $ 34          1.9%
General and Administrative             3,033         9.6%        2,627      10.5%          406         15.5%
Research and Development               1,383         4.4%        1,181       4.7%          202         17.1%

The increased selling, general and administrative, and research and development expenses for three and six months ended June 30, 2007 as compared to the prior year periods were primarily driven by the need to adequately support our growth. Also contributing to the increase was approximately $247,000 of additional operating expenses from the May 22, 2007 acquisition of Tibbetts.

OPERATING INCOME

Operating income for the three and six months ended June 30, 2007 was $980,000 and $1,195,000, respectively compared to $717,000 and $707,000 for the same periods in 2006, respectively. These increases were due to the reasons described above.

INTEREST EXPENSE

Interest expense for the three and six months ended June 30, 2007, was $333,000 and $486,000, respectively, compared to $145,000 and $301,000 for the same periods in 2006, respectively. The increase in interest expense is primarily due to charges related to the refinancing of the credit facility in connection with the Tibbetts acquisition.

INTEREST INCOME

Interest income for the three and six months ended June 30, 2007, was $12,000 and $51,000, respectively, compared to $18,000 and $40,000 for the same periods in 2006, respectively. The interest income was primarily attributable to interest on the note receivable from the buyer of the discontinued operations that were sold on March 31, 2005.

OTHER INCOME (EXPENSE)

Other income (expense) for the three and six months ended June 30, 2007, was $36,000 and $10,000, respectively, compared to $(29,000) and $(61,000) for the same periods in 2006, respectively. The change in other income (expense) primarily related to the changes in foreign currency exchange.

EQUITY IN LOSS OF PARTNERSHIP

The equity in losses of partnership for the three and six months ended June 30, 2007, was $60,000 and $80,000, respectively. The investment in the partnership exceeded underlying net assets by approximately $1,475,000. Based on a preliminary assessment of the partnership, the Company has determined that portions of the excess of the investment over the underlying partnership assets relate to underlying patents. Based on initial estimated value, the Company has recorded a $80,000 total reduction in the carrying amount of the investment, reflecting amortization of the patents.

INCOME TAXES

Income tax expense for the three and six months ended June 30, 2007, was $108,000 and $135,000, respectively, compared to $113,000 and $75,000 for the same periods in 2006, respectively. The expenses in 2007 were primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for federal income tax purposes and, consequently, no expense from the current period domestic operations was recognized. On February 22, 2006 the Company received approval from the Singapore Ministry of Trade and Industry to lower the effective tax rate in Singapore from 20% to 13%. This change was retroactive to September 2003. As such a $106,000 benefit was recognized in the first quarter of 2006.

Liquidity and Capital Resources

As of June 30, 2007, we had approximately $1.0 million of cash on hand. Sources of our cash for the six months ended June 30, 2007 have been from our operations and our credit facility, as described below.

The Company's cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows (in thousands):

                                                      Six months Ended
                                                    June 30,     June 30,
                                                     2007          2006
                                                   --------      --------
      Cash provided (used) by:
          Continuing operations                    $     46      $  1,481
          Discontinued operations                        --           (24)
          Investing activities                       (6,033)        1,164
          Financing activities                        6,394        (2,869)
          Effect of exchange rate
            changes on cash                              11            19
                                                   --------      --------
      Increase (decrease) in cash
        and cash equivalents                       $    418      $   (229)
                                                   ========      ========

The Company had the following bank arrangements (in thousands):

                                                   June 30,     December 31,
                                                     2007          2006
                                                   --------     ------------
      Total borrowing capacity under existing
        facilities                                 $ 14,417      $  8,669
                                                   --------      --------

      Facility Borrowings:
            Domestic Asset-Based Revolving            5,052         3,569
               Credit Facility
            Domestic Term Loan                        4,500            --
            Foreign Overdraft and Letter of           1,244         1,045
               Credit Facility
            Domestic Capital Equipment Leases           132           169
                                                   --------       -------
      Total Borrowings                               10,928         4,783

      Total borrowing availability under
        existing facilities                        $  3,489       $ 3,886
                                                   ========       =======

Our subsidiaries, Resistance Technology, Inc., RTI Electronics, Inc. and IntriCon Tibbetts Corporation, referred to as the borrowers, entered into a credit facility with La Salle Bank, National Association, referred to as the lender, on May 22, 2007 replacing the prior credit facilities with Diversified Business Credit, Inc. The credit facility provides for:

          o a $10,000,000 revolving credit facility, with a $200,000 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve.

          o a $4,500,000 term loan which was used to fund the Tibbetts acquisition.

Loans under the new credit facility are secured by a security interest in substantially all of the assets of the borrowers including a pledge of the stock of the subsidiaries. All of the borrowers are jointly and severally liable for all borrowings under the new credit facility.

Loans under the new credit facility bear interest, at the option of the Company, at:

          o the London InterBank Offered Rate ("LIBOR") plus 1.90%, in the case of revolving line of credit loans, or LIBOR plus 2.15%, in the case of the term loan, or

          o the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its "prime rate" and
               (b) the Federal Funds Rate plus 0.5%.

Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans, or every three months in the case of LIBOR based loans with a six month interest period.

Weighted average interest on the domestic asset-based revolving credit facility was 8.34% and 8.40% for the three months ended June 30, 2007 and 2006, respectively, and 8.54% and 8.16% for the six months ended June 30, 2007 and 2006, respectively.

The new credit facility will expire and all outstanding loans will become due and payable on June 30, 2012. The term loan requires quarterly principal payments, commencing on September 30, 2007, based on a 60 month installment schedule, with any balance due on June 30, 2012.

The outstanding balance of the revolving credit facilities was $5,051,608 and $3,569,349 at June 30, 2007 and December 31, 2006, respectively. The total remaining availability on the revolving credit facility was $3,098,315 at June 30, 2007.

The revolving facility carries a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

We are subject to various covenants under the credit facility, including financial covenants relating to tangible net worth, funded debt to EBITDA, fixed charge coverage ratio and capital expenditures. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things, incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equityholders; purchase or redeem any of its equity interest or any warrants, options or other rights in respect thereof; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender.

Upon the occurrence and during the continuance of an event of default (as defined in the credit facility), the lender may, among other things: terminate its commitments to the borrowers (including terminating or suspending its obligation to make loans and advances); declare all outstanding loans, interest and fees to be immediately due and payable; take possession of and sell any pledged assets and other collateral; and exercise any and all rights and remedies available to it under the Uniform Commercial Code or other applicable law. In the event of the insolvency or bankruptcy of any borrower, all commitments of the lender will automatically terminate and all outstanding loans, interest and fees will be immediately due and payable. Events of default include, among other things, failure to pay any amounts when due; material misrepresentation; default in the performance of any covenant, condition or agreement to be performed that is not cured within 20 days after notice from the lender; default in the payment of other indebtedness or other obligation with an outstanding principal balance of more than $50,0000, or of any other term, condition or covenant contained in the agreement under which such obligation is created, the effect of which is to allow the other party to accelerate such payment or to terminate the agreements; the insolvency or bankruptcy of any borrower; the entrance of any judgment against any borrower in excess of $50,000, which is not fully covered by insurance; the occurrence of a change in control (as defined in the credit facility); certain collateral impairments; and a contribution failure with respect to any employee benefit plan that gives rise to a lien under ERISA.

The prior credit facility provided for:

          o a $5,500,000 domestic revolving credit facility, bearing interest at an annual rate equal to the greater of 5.25%, or 0.5% over prime. Under the revolving credit facility, the availability of funds depended on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve.

          o a $1,000,000 domestic equipment term loan, bearing interest at an annual rate equal to the greater of 5.25%, or 0.75% over the prime rate.

The revolving facility carried a commitment fee of 0.25% per year, payable on the unborrowed portion of the line. Additionally, the credit facility required an annual fee of $27,500 due on August 31, 2007, and 2008. Upon termination of the credit facility by us prior to maturity, we were required to pay a termination fee equal to 2% of the total of the maximum amount available under the revolving credit facility plus the amounts then outstanding under the term loan, equal to $110,000.

The credit facility originally included a real estate loan with an original principal balance of $1,500,000, which was associated with our Vadnais Heights manufacturing facility. In June 2006, we completed a sale-leaseback of the Vadnais Heights manufacturing facility. The transaction generated proceeds of $2,650,000, of which $1,388,000 was used to repay the associated real estate loan and the remainder to pay down our domestic revolver. The remaining gain on the sale of $990,757 is being recognized over the initial 10-year lease term as the renewal options in the lease are not assured and a penalty does not exist if we do not exercise the renewal options.

In addition to our domestic credit facilities, on August 15, 2005, our wholly-owned subsidiary, RTI Tech, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1.6 million line of credit. Borrowings bear interest at a rate of 6.47%. The outstanding balance was $1,243,837 and $1,044,791 at June 30, 2007 and December 31, 2006, respectively. The total remaining availability on the international senior secured credit agreement was $391,163 at June 30, 2007.

We believe that funds expected to be generated from operations, the available borrowing capacity through the our revolving credit loan facilities and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs through September 2008. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as its own financial condition. While management believes that we will meet our liquidity needs through September 2008, no assurance can be given that we will be able to do so.

During 2005, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment. For 2005, the total principal amount of these leases was $314,000 with effective interest rates ranging from 6.7% to 8.0%. These agreements range from 3 to 5 years. The outstanding balance under these capital lease agreements at June 30, 2007 and December 31, 2006 was $132,000 and $169,000, respectively. The cost and accumulated amortization of leased equipment was $314,000, $314,000, $96,553 and $74,129 at June 30, 2007
and December 31, 2006, respectively. The amortization of capital leases is included in depreciation expense for 2007 and 2006.

Recent Accounting Pronouncements

As previously discussed under note 2 to the Consolidated Condensed Financial Statements, the Financial Accounting Standards Board has published FASB Interpretation (FIN) No. 48 (FIN No. 48), "Accounting for Uncertainty in Income Taxes", to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in FASB Statement of Financial Accounting Standards (SFAS) No. 109 (SFAS 109), "Accounting for Income Taxes", on the uncertainty in income taxes recognized in an enterprise's financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The adoption of FIN No. 48 did not have a material impact on the consolidated financial statements.

FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS 157) in September 2006. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements, FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this statement does not require any new fair value measurements. However, for some entities, the application of this statement will change current practice. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial statements.

FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS 158) in September 2006. This statement requires an employer to: (1) recognize in its statement of financial position an asset for a plan's over-funded status or a liability for the plan's under-funded status, (2) measure the plans' assets and obligations that determine its funded status as of the end of the employer's fiscal year (with limited exceptions) and
(3) recognize as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to other relevant accounting standards. SFAS 158 also requires an employer to disclose in the notes to the financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. Adoption of SFAS 158 is required for public companies by the end of the fiscal year ending after December 15, 2006. Measurement of the plans' assets and obligations that determine its funded status as of the end of the employer's fiscal year is required to be adopted for fiscal years ending after December 15, 2008. The Company does not expect the measurement as of the end of the fiscal year to have a material impact on its consolidated financial statements.

FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (SFAS 159) in February 2007. This statement expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective beginning the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company's revenue recognition, accounts receivable reserves, inventory reserves, discontinued operations, goodwill, long-lived assets and deferred taxes policies. These and other significant accounting policies are described in and incorporated by reference from "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Note 1 to the financial statements contained in or incorporated by reference in the Company's Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk
         ----------------------------------------------------------

For information regarding the Company's exposure to certain market risks, see
Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. There have been no material changes in the Company's portfolio of financial instruments or market risk exposures which have occurred since December 31, 2006.

ITEM 4.  Controls and Procedures
         -----------------------

The Company's management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company's disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2007 (the "Disclosure Controls Evaluation"). Based on the Disclosure Controls Evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission's rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act are accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company's internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                           PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings
         -----------------

The information contained in note 12 to the Consolidated Condensed Financial Statements in Part I of this quarterly report is incorporated by reference herein.

ITEM 1A. Risk Factors
         ------------

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect the Company's business, financial condition or future results. The risk factors in the Company's Annual Report on Form 10K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds
         -----------------------------------------------------------

None.

ITEM 3.  Defaults upon Senior Securities
         -------------------------------

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders
         ---------------------------------------------------

At the 2007 Annual Meeting of Shareholders of the Company held on April 25,
2007:

Messrs. Mark S. Gorder and Michael J. McKenna were re-elected as directors of the Board of Directors of the Company for terms expiring at the 2007 Annual Meeting. In the election, 4,538,403 votes were cast for Mr. Gorder and 4,163,188 votes were cast for Mr. McKenna. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed at the 2007 Annual Meeting by the holders of 26,606 shares withheld authority to vote for Mr. Gorder and holders of 401,821 shares withheld authority to vote for Mr. McKenna. The terms of the following directors continued after the Annual Meeting: Nicholas A. Giordano, Robert N. Masucci, and Philip N. Seamon.

The 2007 Employee Stock Purchase Plan was also approved. In the election, 2,193,695 votes were cast in favor of approval, while 26,694 were cast opposing approval, and holders of 29,990 shares abstained. Additionally, there were 2,314,630 broker non-votes.

The appointment of Virchow, Krause & Company, LLP as the Company's independent auditor for fiscal year 2007 was also ratified. In the election, 4,429,080 votes were cast in favor of ratification of the appointment, while 108,615 were cast opposing ratification of the appointment, and holders of 27,314 shares abstained. There were no broker non-votes.

ITEM 5.  Other Information
         -----------------

None.

ITEM 6.  Exhibits
         --------

      (a)  Exhibits

       2.1 Asset Purchase Agreement by and among IntriCon Corporation, IntriCon Tibbetts Corporation (formerly known as TI Acquisition Corporation), Tibbetts Industries, Inc. and certain shareholders of Tibbetts Industries, Inc. dated April 19, 2007, incorporated by reference from the Company's current report on Form 8-K filed with the Securities Exchange Commission on April 23, 2007. A list of the schedules and exhibits to the Asset Purchase Agreement appears on page 4 of the Agreement. The Company will furnish to the Securities and Exchange Commission a copy of any omitted schedules or exhibits upon request.

       10.1 Loan and Security Agreement dated as of May 22, 2007, by and among IntriCon, Resistance Technology, Inc., RTI Electronics, Inc. and IntriCon Tibbetts Corporation and LaSalle Bank National Association, incorporated by reference from the Company's current report on Form 8-K filed with the Securities Exchange Commission on May 25, 2007. A list of the schedules and exhibits to the Loan and Security Agreement appears following the last page of this Agreement. The Company will furnish to the Securities and Exchange Commission a copy of any omitted schedules or exhibits upon request.

       10.2 Trademark Security Agreement dated as of May 22, 2007, by the Company in favor of LaSalle Bank National Association, incorporated by reference from the Company's current report on Form 8-K filed with the Securities Exchange Commission on May 25, 2007.

       10.3 Trademark Security Agreement dated as of May 22, 2007, by Resistance Technology, Inc. in favor of LaSalle Bank National Association, incorporated by reference from the Company's current report on Form 8-K filed with the Securities Exchange Commission on May 25, 2007.

       10.4 Patent Security Agreement dated as of May 22, 2007, by Resistance Technology, Inc. in favor of LaSalle Bank National Association, incorporated by reference from the Company's current report on Form 8-K filed with the Securities Exchange Commission on May 25, 2007.

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

                                                   INTRICON CORPORATION
                                                     (Registrant)



Date: August 8, 2007                        By: /s/ Mark S. Gorder
                                                -------------------------------
                                                Mark S. Gorder
                                                President and Chief Executive
                                                Officer (principal executive
                                                officer)



Date: August 8, 2007
                                            By: /s/ Scott Longval
                                                -------------------------------
                                                Scott Longval
                                                Chief Financial Officer and
                                                Treasurer (principal
                                                financial officer)

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