Form 10-Q
period 2007-09-30
INTRICON CORP
filed 2007-11-09
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED  September 30, 2007

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM _____________ to _____________

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

☒ Yes   ☐ No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “Accelerated Filer and Large Acclerated Filer” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the exchange act)

☐ Yes   ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common shares, $1.00 par value	5,743,308 (net of 515,754 treasury shares)
Class	Outstanding at November 2, 2007

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INTRICON CORPORATION

Consolidated Condensed Balance Sheets

Assets

	September 30, 2007 (Unaudited)	December 31, 2006
Current assets:

Cash	$1,022,869	$599,459

Restricted cash	69,336	60,158

Accounts receivable, less allowance for doubtful accounts of $218,000 at September 30, 2007 and $246,000 at December 31, 2006	9,200,046	8,456,450

Inventories	10,273,165	9,030,615

Refundable income tax	30,951	103,587

Note receivable from sale of discontinued operations, less allowance of $225,000 at September 30, 2007 and December 31, 2006	234,000	300,000

Other current assets	687,750	235,418

Total current assets	21,518,117	18,785,687

Machinery and equipment	36,376,488	28,767,904

Less: Accumulated depreciation	28,118,423	21,994,344

Net machinery and equipment	8,258,065	6,773,560

Long-term note receivable from sale of discontinued operations, net of current portion	—	75,000

Goodwill	8,147,623	5,927,181

Investment in partnerships	1,558,925	1,800,000

Other assets, net	1,454,638	920,051

	$40,937,368	$34,281,479

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Balance Sheets
Liabilities and Shareholders’ Equity

	September 30, 2007 (Unaudited)	December 31, 2006
Current liabilities:

Checks written in excess of cash	$1,381,845	$661,756

Current maturities of long-term debt	1,195,373	952,730

Accounts payable	3,704,750	5,161,450

Income taxes payable	150,230	173,810

Deferred gain on building sale	110,084	110,084

Partnership payable	260,000	260,000

Other accrued liabilities	4,060,566	3,021,201

Total current liabilities	10,862,848	10,341,031

Long term debt, less current maturities	8,772,155	3,830,461

Other postretirement benefit obligations	951,175	1,063,744

Long term partnership payable	1,280,000	1,280,000

Note payable, net of current portion	515,720	515,720

Deferred income taxes	79,273	79,273

Accrued pension liabilities	584,808	628,569

Deferred gain on building sale and other	853,152	935,715

Total non-current liabilities	13,036,283	8,333,482

Total liabilities	23,899,131	18,674,513

Commitments and contingencies (Note 12)

Shareholders’ equity:

Common shares, $1.00 par value per share; 10,000,000 shares authorized; 5,722,975 and 5,706,235 shares issued; 5,207,221 and 5,190,481 outstanding	5,722,975	5,706,235

Additional paid-in capital	12,570,899	12,339,988

Accumulated earnings (deficit)	215,307	(989,505)

Accumulated other comprehensive loss	(205,866)	(184,674)

Less: 515,754 common shares held in treasury, at cost	(1,265,078)	(1,265,078)

Total shareholders’ equity	17,038,237	15,606,966

	$40,937,368	$34,281,479

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	September 30, 2007 (Unaudited)	September 30, 2006 (Unaudited)
Sales, net	$18,441,894	$12,487,832

Cost of sales	13,316,223	9,614,058
Gross margin	5,125,671	2,873,774
Operating expenses:

Selling expense	1,094,340	848,499
General and administrative expense	2,167,118	1,177,860
Research and development expense	734,778	256,678

Total operating expenses	3,996,236	2,283,037

Operating income	1,129,435	590,737

Interest expense	(278,251)	(91,394)
Interest income	13,265	16,842
Equity in earnings of partnerships	(75,000)	—
Other expense, net	(53,444)	(10,401)

Income before income taxes	736,005	505,784

Income tax expense	85,545	52,856

Income from continuing operations	650,460	452,928

Loss from discontinued operations, net of income taxes	—	(14,655)

Net income	$650,460	$438,273

Income (loss) per share:
Basic
Continuing operations	$.13	$.09
Discontinued operations	—	(.01)
	$.13	$.08

Diluted
Continuing operations	$.12	$.08
Discontinued operations	—	(.00)
	$.12	$.08
Average shares outstanding:
Basic	5,201,966	5,157,925
Diluted	5,562,345	5,413,277

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Operations

(Unaudited)

	Nine Months Ended
	September 30, 2007 (Unaudited)	September 30, 2006 (Unaudited)
Sales, net	$49,958,858	$37,532,457

Cost of sales	37,415,415	28,372,969
Gross margin	12,543,443	9,159,488
Operating expenses:

Selling expense	2,899,978	2,620,031
General and administrative expense	5,200,599	3,804,666
Research and development expense	2,118,236	1,437,499

Total operating expenses	10,218,813	7,862,196

Operating income	2,324,630	1,297,292

Interest expense	(771,656)	(392,570)
Interest income	71,048	56,482
Equity in earnings of partnerships	(155,000)	—
Other expense, net	(43,394)	(71,345)

Income before income taxes	1,425,628	889,859

Income tax expense	220,816	127,874

Income from continuing operations	1,204,812	761,985

Loss from discontinued operations, net of income taxes	—	(42,630)

Net income	$1,204,812	$719,355

Income (loss) per share:
Basic
Continuing operations	$.23	$.15
Discontinued operations	—	(.01)
	$.23	$.14

Diluted
Continuing operations	$.22	$.14
Discontinued operations	—	(.01)
	$.22	$.13
Average shares outstanding:
Basic	5,197,071	5,154,633
Diluted	5,466,128	5,490,606

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Nine months Ended
	September 30, 2007 (Unaudited)	September 30, 2006 (Unaudited)
Cash flows from operating activities:
Net income	$1,204,812	$719,355
Adjustments to reconcile net income to netcash provided by operating activities:
Loss from discontinued operations	—	42,630
Depreciation and amortization	1,518,684	1,261,913
Stock-based compensation	208,187	149,512
Gain on disposition of property	(3,858)	—
Change in deferred gain	(82,563)	—
Change in allowance for doubtful accounts	(52,427)	101,837
Equity in earnings of partnerships	155,000	—
Provision for deferred income taxes	—	(8,190)
Changes in operating assets and liabilities:
Accounts receivable	587,775	(138,895)
Inventories	(439,690)	(892,639)
Other assets	(472,860)	296,705
Accounts payable	(2,101,911)	(115,438)
Accrued expenses	295,664	141,870
Customer advances	74,653	(62,657)
Other liabilities	(20,883)	(155,548)
Net cash provided by continuing operations	870,583	1,340,455
Net cash (used) by discontinued operations	—	(10,455)
Net cash provided by operating activities	870,583	1,330,000

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,920,214)	(1,704,830)
Cash paid for acquisition of Amecon, Inc.	—	(3,141)
Cash paid for acquisitions, net of cash received	(4,598,918)	—
Proceeds from sales of property, plant and equipment	7,296	2,557,334
Proceeds from note receivable	150,000	—
Net cash provided (used) by investing activities	(6,361,836)	849,363

Cash flows from financing activities:
Repayments of short-term bank borrowings	—	(214,519)
Proceeds from long-term borrowings	10,538,628	—
Repayments of long-term borrowings	(5,402,280)	(2,956,404)
Proceeds from exercise of stock options	36,405	32,175
Change in restricted cash	(9,178)	—
Change in checks written in excess of cash	720,089	420,663
Net cash provided (used) by financing activities	5,883,664	(2,718,085)

Effect of exchange rate changes on cash	30,999	26,497

Net increase (decrease) in cash and cash equivalents	423,410	(512,225)
Cash and cash equivalents, beginning of period	599,459	1,109,402

Cash and cash equivalents, end of period	$1,022,869	$597,177

Noncash financing and investing activities:
Increase in other asset by accounts payable	$320,000	$—

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s consolidated financial position as of September 30, 2007 and December 31, 2006, and the consolidated results of its operations for the three and nine months ended September 30, 2007 and 2006. Results of operations for the interim periods are not necessarily indicators of the results of the operations expected for the full year.

2.	New Accounting Pronouncements

The Financial Accounting Standards Board (FASB) has published FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes”, to address the noncomparability in reporting tax assets and liabilities resulting from a lack of specific guidance in SFAS No. 109 (SFAS 109), “Accounting for Income Taxes”, on the uncertainty in income taxes recognized in an enterprise’s financial statements. Specifically, FIN No. 48 prescribes (a) a consistent recognition threshold and (b) a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return, and provides related guidance on derecognition, classification, interest and penalties, accounting interim periods, disclosure and transition. FIN No. 48 applied to fiscal years beginning after December 15, 2006, with earlier adoption permitted. Effective January 1, 2007, the Company adopted Fin No. 48. The adoption of FIN No. 48 did not have a material impact on the consolidated financial statements. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, the Company had accrued zero for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2003-2006. The Company does not expect any reasonably possible material changes to the estimated amounts associated with its uncertain tax positions and related accruals for interest and penalties through December 31, 2007.

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

FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) in September 2006. This statement requires an employer to: (1) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for the plan’s under-funded status, (2) measure the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions) and (3) recognize as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to other relevant accounting standards. SFAS 158 also requires an employer to disclose in the notes to the financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. Adoption of SFAS 158 is required for public companies by the end of the fiscal year ending after December 15, 2006. Measurement of the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year is required to be adopted for fiscal years ending after December 15, 2008. The Company does not expect the measurement as of the end of a fiscal year to have a material impact on its consolidated financial statements upon adoption.

FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) in February 2007. This statement expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective beginning with the first fiscal year that begins after November 15, 2007. The Company is currently evaluating the impact of adopting SFAS 159 on its consolidated financial statements.

3.	Acquisitions

On May 22, 2007, the Company completed the acquisition of substantially all of the assets, other than real estate, of Tibbetts Industries, Inc. (“Tibbetts”), a privately held designer and manufacturer of components used in hearing aids and medical devices, based in Camden, Maine. The acquisition expanded the Company’s component technology and customer base.

Pursuant to an asset purchase agreement, dated as of April 19, 2007, by and among the Company and Tibbetts and certain of the principal shareholders of Tibbetts, the Company purchased substantially all of the assets of Tibbetts, other than real estate, for cash of $4,500,000, subject to a closing adjustment, and the assumption of certain liabilities (total purchase price of $5,562,000 including acquisition costs of $221,000). Certain escrow amounts will be distributed to the seller at the conclusion of the respective escrow periods.

The acquisition was financed with borrowings under the Company’s new credit facility, as further described in “Liquidity and Capital Resources”.

In addition, the Company entered into a five year lease and a ten year lease, for Tibbetts’ two facilities in Camden, Maine, in each case with an option to renew for two additional periods of five years each.

The Company has accounted for the acquisition of substantially all of the assets of Tibbetts, other than real estate, utilizing the generally accepted accounting principles of SFAS Nos. 141, “Business Combinations”, and 142, “Goodwill and Other Intangible Assets”. Under the purchase method of accounting, the assets and liabilities of Tibbetts were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. Likewise, the results of operations of the Tibbetts’ operations since May 22, 2007 have been included in the accompanying consolidated statements of operations. The preliminary allocation of the net purchase price of the acquisition resulted in goodwill of approximately $2,198,000. The goodwill represents operating and market synergies that we expect to be realized as a result of the acquisition and future opportunities and is also deductible for tax purposes based on a 15 year amortization schedule. The purchase price allocation is based on preliminary estimates of fair values of assets acquired and liabilities assumed. The Company is in the process of gathering information to finalize its valuation of certain assets, primarily the valuation of an acquired joint venture interest. The purchase price allocation will be finalized once the Company has all the necessary information to complete its estimate, but no later than one year from the acquisition date. The valuation requires the use of significant assumptions and estimates. These estimates were based on assumptions the Company believes to be reasonable. However, actual results may differ from these estimates.

The preliminary purchase price as of September 30, 2007 was as follows (amounts in thousands):

Cash	$4,500
Liabilities assumed	841
Acquisition costs	221
Total purchase price	$5,562

The following table summarizes the preliminary purchase price allocation for the Tibbetts acquisition as of September 30, 2007 (amounts in thousands):

Cash	$130
Other current assets	2,076
Intangible assets subject to amortization	108
Goodwill	2,198
Other long-term assets	1,050
Current liabilities	(841)
Total preliminary purchase price allocation	$4,721

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

(amounts in thousands, except per share data)	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Net sales	$18,442	$14,399	$52,408	$42,717
Cost of sales	13,316	10,936	39,503	32,192
S, G & A	3,996	2,691	10,851	9,045
Interest expense	278	171	1,049	640
Other expense	115	5	139	22
Income from continuing operations before income taxes	$736	$527	$852	$659
Earnings per share:
Basic	$0.13	$0.10	$0.16	$0.13
Diluted	$0.12	$0.10	$0.16	$0.12
Weighted average number of shares outstanding:
Basic	5,202	5,158	5,197	5,155
Diluted	5,562	5,413	5,466	5,491

The pro forma income from continuing operations for each period presented includes the increase in interest expense related to the borrowings used to fund the acquisition and the increase in depreciation expense of Tibbetts related to the step-up of fixed assets to fair value.

4.	Product Warranty

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the nine months ended September 30, 2007:

September 30, 2007
Beginning balance	$104,500

Warranty expense	23,500
Closed warranty claims	—

Ending balance	$128,000

5.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

Long-lived Assets

	September 30, 2007	December 31, 2006
United States	$18,292,496	$13,403,520
Other	1,126,755	1,097,221

Consolidated	$19,419,251	$14,500,741

Long-lived assets consist primarily of property and equipment, investments in partnerships, patents, license agreements and goodwill. The Company capitalizes long-lived assets pertaining to the production of specialized parts. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

The geographical distribution of net sales to geographical areas for the three and nine months ended September 30, 2007 and 2006 were as follows:

Net Sales to Geographical Areas	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
United States	$13,676,624	$8,614,460	$36,137,653	$25,098,248
Germany	1,117,093	705,504	2,736,523	1,912,400
China	443,468	375,645	2,114,178	1,789,475
Switzerland	653,897	410,876	2,059,073	1,173,183
Japan	241,560	486,142	1,117,261	1,453,785
Singapore	317,036	554,933	1,012,704	1,422,121
United Kingdom	244,514	241,879	606,080	612,903
France	303,603	85,010	467,498	282,480
Hong Kong	91,664	99,371	383,335	262,781
Canada	184,994	100,941	371,297	390,922
All other countries	1,167,441	813,071	2,953,256	3,134,159
Consolidated	$18,441,894	$12,487,832	$49,958,858	$37,532,457

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

For the three months ended September 30, 2007, two customers accounted for 13 percent and 11 percent, respectively, of the Company’s consolidated net sales. For the three months ended September 30, 2006, no one customer accounted for more than 10 percent of consolidated net sales. For the nine months ended September 30, 2007, one customer accounted for 11 percent of the Company’s consolidated net sales. For the nine months ended September 30, 2006, no one customer accounted for more than 10 percent of the Company’s consolidated net sales.

At September 30, 2007, one customer accounted for 12 percent of the Company’s consolidated accounts receivable. At December 31, 2006, one customer accounted for 10 percent of the Company’s consolidated accounts receivable.

6.	Inventories

Inventories consisted of the following at:

	September 30, 2007	December 31, 2006
Raw materials	$5,549,864	$4,771,683
Work-in-process	2,675,184	2,373,983
Finished products and components	2,048,117	1,884,949

Total Inventories	$10,273,165	$9,030,615

7.	Short and Long Term Debt

Short and long term debt are summarized as follows at:

	June 30, 2007	December 31, 2006
Domestic Asset-Based Revolving Credit Facility	$4,623,000	$3,569,349
Foreign Overdraft and Letter of Credit Facility	843,739	1,044,791
Domestic Term Loan	4,387,500	—
Domestic Capital Equipment Leases	113,289	169,051
	9,967,528	4,783,191
Less: Current maturities	(1,195,373)	(952,730)
Total Long Term Debt	$8,772,155	$3,830,461

The Company and its subsidiaries, Resistance Technology, Inc., RTI Electronics, Inc. and IntriCon Tibbetts Corporation, referred to as the borrowers, entered into a credit facility with LaSalle Bank, National Association, referred to as the lender, on May 22, 2007 replacing the prior credit facilities with M & I Business Credit (formerly known as Diversified Business Credit, Inc.). The credit facility provides for:

•

a $10,000,000 revolving credit facility, with a $200,000 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve.

•	a $4,500,000 term loan, which was used to fund the Tibbetts acquisition.

Loans under the new credit facility are secured by a security interest in substantially all of the assets of the borrowers including a pledge of the stock of the subsidiaries. All of the borrowers are jointly and severally liable for all borrowings under the new credit facility.

Loans under the new credit facility bear interest, at the option of the Company, at:

•	the London InterBank Offered Rate (“LIBOR”) plus 1.90%, in the case of revolving line of credit loans, or LIBOR plus 2.15%, in the case of the term loan, or
•	the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%.

Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans, or every three months in the case of LIBOR based loans with a six month interest period.

Weighted average interest on the domestic asset-based revolving credit facilities (including the prior credit facility) was 7.21% and 8.75% for the three months ended September 30, 2007 and 2006, respectively, and 8.09% and 8.36% for the nine months ended September 30, 2007 and 2006, respectively.

The new credit facility will expire and all outstanding loans will become due and payable on June 30, 2012. The term loan requires quarterly principal payments, commencing on September 30, 2007, based on an increasing installment schedule, with any balance due on June 30, 2012.

The outstanding balance of the revolving credit facilities was $4,623,000 and $3,569,349 at June 30, 2007 and December 31, 2006, respectively. The total remaining availability on the revolving credit facility was $3,670,654 at September 30, 2007.

The revolving facility carries a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

We are subject to various covenants under the credit facility, including financial covenants relating to tangible net worth, funded debt to EBITDA, fixed charge coverage ratio and capital expenditures. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things, incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equityholders; purchase or redeem any of its equity interests or any warrants, options or other rights in respect thereof; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. Effective as of September 30, 2007, the credit facility was amended to change the tangible net worth covenant. As of September 30, 2007 the Company was in compliance with all financial covenants under the credit facility, as amended.

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

The revolving facility carried a commitment fee of 0.25% per year, payable on the unborrowed portion of the line. Additionally, the credit facility required an annual fee of $27,500 due on August 31, 2007, and 2008. Upon termination of the credit facility by us prior to maturity, the Company was required to pay a termination fee equal to 2% of the total of the maximum amount available under the revolving credit facility plus the amounts then outstanding under the term loan, equal to $110,000.

The credit facility originally included a real estate loan with an original principal balance of $1,500,000, which was associated with our Vadnais Heights manufacturing facility. In June 2006, the Company completed a sale-leaseback of the Vadnais Heights manufacturing facility. The transaction generated proceeds of $2,650,000, of which $1,388,000 was used to repay the associated real estate loan and the remainder to pay down our domestic revolver. The remaining gain on the sale of $963,236 is being recognized over the initial 10-year lease term as the renewal options in the lease are not assured and a penalty does not exist if we do not exercise the renewal options.

In addition to our domestic credit facilities, on August 15, 2005, the Company’s wholly-owned subsidiary, RTI Tech, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1.6 million line of credit. Borrowings bear interest at a rate of 6.47%. The outstanding balance was $843,739 and $1,044,791 at September 30, 2007 and December 31, 2006, respectively. The total remaining availability on the international senior secured credit agreement was $840,897 at September 30, 2007.

During 2005, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment. For 2005, the total principal amount of these leases was $314,000 with effective interest rates ranging from 6.7% to 8.0%. These agreements range from 3 to 5 years. The outstanding balance under these capital lease agreements at September 30, 2007 and December 31, 2006 was $113,000 and $169,000, respectively. The accumulated amortization on leased equipment was $107,763 and $74,129 at September 30, 2007 and December 31, 2006, respectively. The amortization of capital leases is included in depreciation expense for 2007 and 2006.

8.	Income Taxes

Income tax expense for the three and nine months ended September 30, 2007 was $85,545 and $220,816, respectively, compared to $52,856 and $127,874 for the same periods in 2006, respectively. The expense for the three and nine months ended June 30, 2007 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for federal income tax purposes and, consequently, no federal expense from the current period domestic operations was recognized as the deferred tax asset has a full valuation allowance. On February 22, 2006 the Company received approval from the Singapore Ministry of Trade and Industry to lower the effective tax rate in Singapore from 20% to 13%. This change was retroactive to September 2003. As such, a $106,000 benefit was recognized for Singapore operations in the first quarter of 2006.

The following was the income before income taxes for each jurisdiction that the Company has operations for the three and nine months ended September 30, 2007 and 2006:

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
United States	$400,073	$123,394	$437,804	$(389,466)
Singapore	175,828	416,348	680,711	1,179,617
Germany	160,104	(33,958)	307,113	99,708
Income before income taxes	$736,005	$505,784	$1,425,628	$889,859

9.	Stockholders’ Equity and Stock-based Compensation

The Company applies the provisions of SFAS 123R, which establishes the accounting for stock-based awards.

The Company has a 1994 stock option plan, a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. The time for granting options under the 1994 plan has expired, however certain option grants under this plan remain exercisable as of September 30, 2007. As a result of the approval of the 2006 Equity Incentive Plan by the shareholders at the 2006 annual meeting of shareholders, no further grants will be made pursuant to the non-employee directors’ and 2001 stock option plans. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 698,500 shares. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, such shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 equity incentive plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards had been granted as of September 30, 2007.

Under all awards, the terms are fixed on the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over one to five years, and have a maximum term of 10 years. Options issued to directors generally vest over one to three years.

Stock option activity as of and during the nine months ended September 30, 2007 was as follows:

	Number of Shares	Weighted- average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2006	797,733	$4.51	$366,957
Options forfeited	(2,000)	4.60
Options granted	20,000	6.59
Options exercised	(16,300)	2.23

Outstanding at September 30, 2007	799,433	$4.61	$3,749,341

Exercisable at September 30, 2007	568,433	$4.25	$2,870,587

Available for future grant at December 31, 2006.	588,500

Available for future grant at September 30, 2007	570,500

The number of shares available for future grant at December 31, 2006, does not include a total of up to 439,333 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of said options.

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

The Company calculates expected volatility for stock options and awards using both historical volatility as well as the average volatility of our peer competitors. Historical volatility is not strictly used due to the material changes in the Company’s operations as a result of the sales of business segments that occurred in 2004 and 2005 (see Note 3 and Note 4 to the Company’s consolidated financial statements included in the Company’s Annual Report on From 10-K for the year ended December 31, 2006).

The Company currently estimates a nine percent forfeiture rate for stock options but will continue to review this estimate in future periods.

The risk-free rates for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

The following summarizes information about the Company’s stock options outstanding at September 30, 2007:

		Options Outstanding		Options Exercisable
Range of Exercise Prices	Number Outstanding At 9/30/07	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 9/30/07	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price

$0 – 3.00	352,033	7.12	$2.46	283,700	7.09	$2.47

$3.01 – 4.40	115,400	3.30	$3.25	115,400	3.30	$3.25

$4.41 – 6.75	208,500	9.16	$5.75	45,833	8.58	$5.82

$6.76 – 20.00	123,500	0.57	$10.08	123,500	0.57	$10.08

	799,433	6.74	$4.61	568,433	5.83	$4.25

As of September 30, 2007, there was $382,559 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 1.8 years.

At the 2007 annual meeting of shareholders, the shareholders approved the IntriCon Corporation 2007 Employee Stock Purchase Plan (the “Purchase Plan”). A maximum of 100,000 shares may be sold under the Purchase Plan. There were no employee stock purchases under the plan as of September 30, 2007.

10.	Income (Loss) Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Company’s employee stock option and equity plans:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Basic – weighted shares outstanding	5,201,966	5,157,925	5,197,071	5,154,633
Weighted shares assumed upon exercise of stock options	360,379	255,352	269,057	335,973
Diluted – weighted shares outstanding	5,562,345	5,413,277	5,466,128	5,490,606

The dilutive impact summarized above relates to the periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted. Net income (loss) per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic net income (loss) per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted net income (loss) per share. There were dilutive common stock equivalents of 360,379 shares and 269,057 shares for the three and nine months ended September 30, 2007 compared to 255,352 shares and 335,973 shares of dilutive common stock equivalents for the three and nine months ended September 30, 2006, respectively.

Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2007 were options to purchase approximately 123,500 common shares with an average exercise price of $10.08, because the effect would have been anti-dilutive. Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2006 were options to purchase approximately 144,000 common shares, with an average exercise price of $9.83, because the effect would have been anti-dilutive.

11.	Derivative Financial Instruments

Derivative financial instruments are used by the Company in the management of its interest rate exposure. The Company does not hold or issue derivative financial instruments for trading purposes. When entered into, the Company formally designates the derivative financial instrument as a hedge of a specific underlying exposure if such criteria are met, and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivative financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the derivative financial instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a derivative financial instrument’s change in fair value would be immediately recognized in earnings.

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in accumulated other comprehensive loss and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three and nine month periods ended September 30, 2007 no such adjustments were recorded to Interest expense. During the three and nine months ended September 30, 2007, ineffectiveness from such hedges was $0.

At September 30, 2007, the Company had a United States Dollar (“USD”) denominated interest rate swap outstanding which effectively fixed the interest rate on floating rate debt, exclusive of lender spreads, at 5.36% for a notional principal amount of $2,000,000 through December 2010. The derivative net loss on this contract recorded in accumulated other comprehensive loss at September 30, 2007 was $39,882, which is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 3 months.

12.	Comprehensive Income

The components of comprehensive income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$650,460	$438,273	$1,204,812	$719,355

Change in fair value of interest rate swap	(39,883)	—	(39,883)	—
Gain on foreign currency translation adjustment	9,339	1,082	18,691	15,418

Comprehensive income	$619,916	$439,355	$1,183,620	$734,773

Accumulated other comprehensive loss totaled $205,866 and $184,674 at September 30, 2007 and December 31, 2006, respectively and principally related to foreign currency translations.

13.	Legal Proceedings

We are a defendant along with a number of other parties in approximately 122 lawsuits as of September 30, 2007, (approximately 122 lawsuits as of December 31, 2006) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, we do not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. We have requested that the carriers substantiate this situation. We believe we have additional policies available for other years which have been ignored by the carriers. As settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, we believe when settlement payments are applied to these additional policies, we will have availability under the years deemed exhausted. We do not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on our financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits, to which these insurance carriers are insuring us, make the ultimate disposition of these lawsuits not material to our consolidated financial position or results of operations.

A claim has been made against the Company by BET Investments (“BET”) for recovery of costs allegedly incurred by BET in connection with the removal of drums containing hazardous materials and related clean-up costs from real estate which the Company sold to BET in 2003 and upon which the Company formerly operated a manufacturing facility. Based upon invoices submitted by BET, the maximum amount of BET’s claim is approximately $270,000. The Company and its counsel are currently evaluating the extent of the Company’s liability, if any, for this claim. Although the Company is unable to estimate the exact amount of loss, the Company believes at this time the loss estimate could range from $0 to $270,000. Based on the information available to the Company at this time, no amount in this range appears to be a better estimate than any other amount. As such, as of September 30, 2007 we have not recorded a reserve for this claim.

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

14.	Related-Party Transactions

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total base rent expense incurred under the lease was approximately $360,000 for each of the nine months ended September 30, 2007 and 2006. Annual lease commitments approximate $475,000 through October 2011.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors.  For the nine months ended September 30, 2007, the Company paid that firm approximately $410,000 for legal services and costs. The Chairman of our Board of Directors is considered independent because the amount paid to Blank Rome LLP is less than 5% of its revenues. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

15.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Nine months ended
	September 30, 2007	September 30, 2006
Interest received	$63,196	$32,877
Interest paid	522,536	312,920
Income taxes paid	192,264	21,134
Deferred gain recorded on sale of manufacturing facility	—	1,150,851
Acquisition of assets of Amecon, Inc.
Goodwill	—	113,020
Property and equipment	—	53,522

The adjustment to the assets of Amecon, Inc. which were acquired in October 2005, was due to the final adjustment to the working capital requirement pursuant to the asset purchase agreement by and between the Company and Amecon, Inc. The Company believes no future material adjustment is likely.

16.	Investment in Equity Instruments

On December 27, 2006, the Company joined the Hearing Instrument Manufacturers Patent Partnership (HIMPP). Members of the partnership include the largest six hearing aid manufacturers as well as several other smaller manufacturers. The purchase price of $1,800,000 included a 9% equity interest in K/S HIMPP as well as a license agreement that will grant the Company access to over 45 US registered patents. The Company accounted for the K/S HIMPP investment using the equity method of accounting for common stock, as the equity interest is deemed to be “more than minor” as defined in AICPA Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures”. The investment required a $260,000 payment made at the time of closing. The unpaid balance of $1,540,000 at December 31, 2006 will be paid in five annual installments of $260,000 in 2007 through 2011, with a final installment of $240,000 in 2012. The unpaid balance is unsecured and bears interest at an annual rate of 4%, which is payable annually with each installment. The investment in the partnership exceeded underlying net assets by approximately $1,475,000. Based on a preliminary assessment of the partnership, the Company has determined that portions of the excess of the investment over the underlying partnership assets relate to underlying patents and other intangibles. Based on the initial estimated value, the Company has recorded a $205,000 decrease in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the nine months ended September 30, 2007. The Company is in the process of finalizing the allocation of the investment in the underlying equity in net assets of K/S HIMPP, therefore the amount recorded as investment is subject to refinement.

The Company’s subsidiary, IntriCon Tibbetts Corporation, owns a 50% interest in a joint venture with a Swiss company to market, design, manufacture, and sell audio coils to the hearing health industry. The Company has recorded a $50,000 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the period ended September 30, 2007.

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

On May 22, 2007, the Company completed the acquisition of substantially all of the assets of Tibbetts Industries, Inc., other than real estate. Pursuant to an asset purchase agreement, dated as of April 19, 2007, by and among the Company and Tibbetts and certain of the principal shareholders of Tibbetts, the Company purchased substantially all of the assets of Tibbetts, other than real estate, for cash of $4,500,000, subject to a closing adjustment, and the assumption of certain liabilities (total purchase price of $5,562,000 including acquisition costs of $221,000). The Company deposited a total of $525,000 of the closing payment in escrow to be held after closing of the purchase. $475,000 will be held for 18 months to cover potential indemnification claims and $50,000 will be held for a reasonable period of time to cover potential purchase price adjustment based on the net tangible asset value at purchase. Certain escrow amounts will be distributed to the seller at the conclusion of the respective escrow periods.

The acquisition was financed with borrowings under the Company’s new credit facility, as further described in “Liquidity and Capital Resources”.

The addition of Tibbetts provides us with incremental gains in both our medical and professional audio businesses. We believe the benefits of this acquisition will eventually carry over to hearing health, where we expect to incorporate Tibbetts’ pioneering magnetic telecoil and miniature transducer technology into key hearing aid components. Tibbetts’ surveillance capabilities also expand our markets to include security products—which are reflected in our professional audio performance.

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Company’s Condensed Consolidated Financial Statements” such as, net operating loss carry-forwards, the impact of future cash flows, the impact of newly adopted accounting pronouncements, the ability to meet working capital requirements and liquidity needs, the adequacy of insurance coverage, no material changes to estimated amounts associated with uncertain tax positions and related accruals for interest and penalties, liability in connection with the sale of a manufacturing facility, statements concerning no future material adjustments to working capital requirements in the Amecon, Inc. asset purchase agreement or purchase price adjustments regarding the sale of the discontinued operations, and the impact of recent accounting pronouncements and litigation.

Forward-looking statements also include, without limitation, statements as to the Company’s:

•	statements concerning the Tibbetts acquisition and its benefits;
•	expected future results of operations and growth;
•	ability to meet working capital requirements;
•	business strategy;
•	expected increases in operating efficiencies;
•	anticipated trends in our Precision Miniature Medical and Electronics Products markets; and
•	estimates of goodwill impairments and amortization expense of other intangible assets.

In addition, forward-looking statements also include the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

•	risks related to the Tibbetts acquisition, including unanticipated liabilities and expenses;
•	the ability to successfully implement the Company’s business and growth strategy;
•	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection therewith;
•	the volume and timing of orders received by the Company;
•	changes in estimated future cash flows;
•	ability to collect on our accounts receivable;
•	foreign currency movements in markets the Company services;
•	changes in the global economy and financial markets;
•	changes in the mix of products sold;
•	ability to meet increasing demand;
•	changes in customer requirements;
•	timing and extent of research and development expenses;
•	acceptance of the Company’s products;
•	competitive pricing pressures;
•	pending and potential future litigation;
•	availability of electronic components for the Company’s products;
•	ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;
•	ability to repay debt when it comes due;
•	the loss of one or more of our major customers;
•	ability to identify and integrate acquisitions;
•	effects of legislation;
•	effects of foreign operations;
•	ability to recruit and retain engineering and technical personnel;
•	loss of members of our senior management team;
•	our ability and the ability of our customers to protect intellectual property; and
•	risks associated with terrorist attacks, war and threats of attacks and wars.

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

Results of Operations

Sales, net

Consolidated net sales for the three and nine months ended September 30, were as follows (in thousands):

			Change
	2007	2006	Dollars	Percent
Three months ended September 30	$18,442	$12,488	$5,954	47.7%
Nine months ended September 30	$49,959	$37,532	$12,427	33.1%

Our net sales for the three and nine months ended September 30, 2007 grew approximately 47.7% and 33.1%, respectively, over the same prior year periods. The primary driver to our increase was our core hearing health, medical, and professional audio businesses. Our net sales from our three core businesses increased for the three and nine months ended September 30, 2007 approximately 60.4% and 43.7%, respectively, over the same prior year periods. Also contributing to the increase was approximately $2,853,000 of sales from the May 22, 2007 acquisition of Tibbetts.

The hearing health increases were primarily due to new product offerings in our advanced line of amplifier assemblies and systems based on Digital Signal Processing (DSP).

Medical net sales increases were due to strengthened orders for design and manufacturing with several medical OEM customers. Also contributing to the increase was approximately $1,235,000 of sales from the May 22, 2007 acquisition of Tibbetts.

The professional audio device net sales increases were primarily due to higher demand for microphones from existing customers. Also contributing to the increase was approximately $1,618,000 of sales from the May 22, 2007 acquisition of Tibbetts.

The Electronics net sales for the three and nine months ended September 30, 2007 decreased due to lower demand from one customer.

Gross profit

Gross profit margins for the three and nine months ended September 30, were as follows (in thousands):

	2007		2006		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Three months ended September 30	$5,126	27.8%	$2,874	23.0%	$2,252	4.8%
Nine months ended September 30	12,543	25.1	9,159	24.4	3,384	0.7

The gross profit margin as a percentage of sales, increased for the three and nine months ended September 30, 2007 compared to the previous year periods primarily due to a lower volume of new product introductions combined with a higher margin product mix.

Selling, general and administrative expenses (SG&A)

Selling, general and administrative expenses (SG&A) for the three months ended September 30 were as follows (in thousands):

	2007		2006		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Increase Dollars	Percent Increase
Selling	$1,094	5.9%	$849	6.8%	$245	28.9%
General and Administrative	2,167	11.8	1,178	9.4	989	84.0
Research and Development	735	4.0	257	2.1	478	186.0

SG&A for the nine months ended September 30 were as follows (in thousands):

	2007		2006		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Increase Dollars	Percent Increase
Selling	$2,900	5.8%	$2,620	7.0%	$280	10.7%
General and Administrative	5,201	10.4	3,805	10.1	1,396	36.7
Research and Development	2,118	4.2	1,438	3.8	680	47.3

The increased selling, general and administrative, and research and development expenses for three and nine months ended September 30, 2007 as compared to the prior year periods were primarily driven by the need to adequately support our growth. Also contributing to the increase was approximately $599,000 of additional operating expenses from the May 22, 2007 acquisition of Tibbetts.

Operating income

Operating income for the three and nine months ended September 30, 2007 was $1,129,000 and $2,325,000, respectively, compared to $591,000 and $1,297,000 for the same periods in 2006, respectively. These increases were due to the reasons described above.

Interest expense

Interest expense for the three and nine months ended September 30, 2007, was $278,000 and $772,000, respectively, compared to $91,000 and $393,000 for the same periods in 2006, respectively. The increase in interest expense was primarily due to increased amounts of outstanding debt and charges related to the refinancing of the credit facility in connection with the Tibbetts acquisition.

Interest income

Interest income for the three and nine months ended September 30, 2007, was $13,000 and $71,000, respectively, compared to $17,000 and $56,000 for the same periods in 2006, respectively. The interest income was primarily attributable to interest on the note receivable from the buyer of the discontinued operations that were sold on March 31, 2005.

Equity in earnings of partnerships

The equity in earnings of partnerships for the three and nine months ended September 30, 2007, was $75,000 and $155,000, respectively. The investment in the HIMPP partnership exceeded underlying net assets by approximately $1,475,000. Based on a preliminary assessment of the partnership, the Company has determined that portions of the excess of the investment over the underlying partnership assets relate to underlying patents and other intangibles. Based on the initial estimated value, the Company has recorded a $205,000 decrease in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the nine months ended September 30, 2007.

The Company’s subsidiary, IntriCon Tibbetts, has recorded a $50,000 increase in the carrying amount of the investment in joint venture, reflecting the Company’s portion of the joint venture’s operating results for the period ended September 30, 2007.

Other expense, net

Other expense, net for the three and nine months ended September 30, 2007, was $53,000 and $43,000, respectively, compared to $10,000 and $71,000 for the same periods in 2006, respectively. The change in other expense, net primarily related to the changes in foreign currency exchange.

Income taxes

Income tax expense for the three and nine months ended September 30, 2007, was $86,000 and $221,000, respectively, compared to $53,000 and $128,000 for the same periods in 2006, respectively. The expenses in 2007 were primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for federal income tax purposes and, consequently, no expense from the current period domestic operations was recognized. On February 22, 2006 the Company received approval from the Singapore Ministry of Trade and Industry to lower the effective tax rate in Singapore from 20% to 13%. This change was retroactive to September 2003. As such a $106,000 benefit was recognized in the first quarter of 2006.

Liquidity and Capital Resources

As of September 30, 2007, we had approximately $1.0 million of cash on hand. Sources of our cash for the nine months ended September 30, 2007 have been from our operations and our credit facility, as described below.

The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows (in thousands):

	Nine months Ended
	September 30, 2007	September 30, 2006
Cash provided (used) by:
Continuing operations	$871	$1,340
Discontinued operations	—	(10)
Investing activities	(6,362)	849
Financing activities	5,884	(2,718)
Effect of exchange rate changes on cash	31	26
Increase (decrease) in cash and cash equivalents	$423	$(512)

The Company had the following bank arrangements (in thousands):

	September 30, 2007	December 31, 2006
Total borrowing capacity under existing facilities	$14,479	$8,669

Facility Borrowings:
Domestic Asset-Based Revolving Credit Facility	4,623	3,569
Domestic Term Loan	4,388	—
Foreign Overdraft and Letter of Credit Facility	844	1,045
Domestic Capital Equipment Leases	113	169
Total Borrowings	9,968	4,783

Total borrowing availability under existing facilities	$4,511	$3,886

We and our subsidiaries, Resistance Technology, Inc., RTI Electronics, Inc. and IntriCon Tibbetts Corporation, referred to as the borrowers, entered into a credit facility with LaSalle Bank, National Association, referred to as the lender, on May 22, 2007 replacing the prior credit facilities with M & I Business Credit (formerly known as Diversified Business Credit, Inc.). The credit facility provides for:

•

a $10,000,000 revolving credit facility, with a $200,000 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve.

•	a $4,500,000 term loan which was used to fund the Tibbetts acquisition.

Loans under the new credit facility are secured by a security interest in substantially all of the assets of the borrowers including a pledge of the stock of the subsidiaries. All of the borrowers are jointly and severally liable for all borrowings under the new credit facility.

Loans under the new credit facility bear interest, at the option of the Company, at:

•	the London InterBank Offered Rate (“LIBOR”) plus 1.90%, in the case of revolving line of credit loans, or LIBOR plus 2.15%, in the case of the term loan, or

•	the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%.

Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans, or every three months in the case of LIBOR based loans with a six month interest period.

Weighted average interest on the domestic asset-based revolving credit facilities (including the prior credit facility) was 7.21% and 8.75% for the three months ended September 30, 2007 and 2006, respectively, and 8.09% and 8.36% for the nine months ended September 30, 2007 and 2006, respectively.

The new credit facility will expire and all outstanding loans will become due and payable on June 30, 2012. The term loan requires quarterly principal payments, commencing on September 30, 2007, based on an increasing installment schedule, with any balance due on June 30, 2012.

The outstanding balance of the revolving credit facilities was $4,623,000 and $3,569,000 at June 30, 2007 and December 31, 2006, respectively. The total remaining availability on the revolving credit facility was $3,671,000 at September 30, 2007.

The revolving facility carries a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

We are subject to various covenants under the credit facility, including financial covenants relating to tangible net worth, funded debt to EBITDA, fixed charge coverage ratio and capital expenditures. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things, incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equityholders; purchase or redeem any of its equity interests or any warrants, options or other rights in respect thereof; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. Effective as of September 30, 2007, the credit facility was amended to change the tangible net worth covenant. As of September 30, 2007 the Company was in compliance with all financial covenants under the credit facility, as amended.

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

The credit facility originally included a real estate loan with an original principal balance of $1,500,000, which was associated with our Vadnais Heights manufacturing facility. In June 2006, we completed a sale-leaseback of the Vadnais Heights manufacturing facility. The transaction generated proceeds of $2,650,000, of which $1,388,000 was used to repay the associated real estate loan and the remainder to pay down our domestic revolver. The remaining gain on the sale of $963,000 is being recognized over the initial 10-year lease term as the renewal options in the lease are not assured and a penalty does not exist if we do not exercise the renewal options.

In addition to our domestic credit facilities, on August 15, 2005, our wholly-owned subsidiary, RTI Tech, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1.6 million line of credit. Borrowings bear interest at a rate of 6.47%. The outstanding balance was $844,000 and $1,045,000 at September 30, 2007 and December 31, 2006, respectively. The total remaining availability on the international senior secured credit agreement was $841,000 at September 30, 2007.

We believe that funds expected to be generated from operations, the available borrowing capacity through the our revolving credit loan facilities and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs through December 2008. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as its own financial condition. While management believes that we will meet our liquidity needs through September 2008, no assurance can be given that we will be able to do so.

During 2005, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment. For 2005, the total principal amount of these leases was $314,000 with effective interest rates ranging from 6.7% to 8.0%. These agreements range from 3 to 5 years. The outstanding balance under these capital lease agreements at September 30, 2007 and December 31, 2006 was $113,000 and $169,000, respectively. The accumulated amortization on leased equipment was $108,000 and $74,000 at September 30, 2007 and December 31, 2006, respectively. The amortization of capital leases is included in depreciation expense for 2007 and 2006.

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

FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (SFAS 158) in September 2006. This statement requires an employer to: (1) recognize in its statement of financial position an asset for a plan’s over-funded status or a liability for the plan’s under-funded status, (2) measure the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year (with limited exceptions) and (3) recognize as a component of other comprehensive income, the changes in the funded status of the plan that arise during the year but are not recognized as components of net periodic benefit cost pursuant to other relevant accounting standards. SFAS 158 also requires an employer to disclose in the notes to the financial statements additional information on how delayed recognition of certain changes in the funded status of a defined benefit postretirement plan affects net periodic benefit cost for the next fiscal year. Adoption of SFAS 158 is required for public companies by the end of the fiscal year ending after December 15, 2006. Measurement of the plans’ assets and obligations that determine its funded status as of the end of the employer’s fiscal year is required to be adopted for fiscal years ending after December 15, 2008. The Company does not expect the measurement as of the end of a fiscal year to have a material impact on its consolidated financial statements upon adoption.

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

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2007 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act are accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The information contained in note 13 to the Consolidated Condensed Financial Statements in Part I of this quarterly report is incorporated by reference herein.

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

3.1

Amendment to IntriCon Corporation’s Amended and Restated Articles of Incorporation, incorporated by reference from the Company’s current report on Form 8-K filed with the Securities Exchange Commission on September 7, 2007.

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

INTRICON CORPORATION (Registrant)
Date: November 9, 2007	By:	/s/ Mark S. Gorder
Mark S. Gorder President and Chief Executive Officer (principal executive officer)

Date: November 9, 2007	By:	/s/ Scott Longval
Scott Longval Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002