Form 10-K
period 2007-12-31
INTRICON CORP
filed 2008-03-12
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Or
☐	TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ____________.

Commission File Number 1-5005

INTRICON CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1069060
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

1260 Red Fox Road Arden Hills, Minnesota	55112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (651) 636-9770

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Shares, $1 par value per share	The NASDAQ Global Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the securities act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to section 13 or 15(d) of the act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Act)  Yes  ☐    No  ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant on June 30, 2007 was $32,393,520. Common shares held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common shares on February 29, 2008 was 5,303,406.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2008 annual meeting of shareholders are incorporated by reference into Part III of this report; provided, however, that the Compensation Committee Report, the Audit Committee Report and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.

PART I

ITEM 1.	Business

Company Overview

IntriCon Corporation, formerly Selas Corporation of America (together with its subsidiaries referred herein as the “Company” or “IntriCon”, “we”, “us” or “our”) is an international firm engaged in the designing, developing, engineering and manufacturing of body-worn devices. The Company serves the body-worn device market by design, development, engineering and manufacturing micro-miniature components, systems and molded plastic parts primarily for the hearing instrument, electronics, telecommunications, computer and medical equipment industries. The Company, headquartered in Arden Hills, Minnesota has facilities in Minnesota, California, Maine, Singapore and Germany, and operates through subsidiaries. The Company is a Pennsylvania corporation that was founded in 1930.

Currently, the Company has one operating segment, its precision miniature medical and electronics products segment. In the past, the Company operated in three segments: the precision miniature medical and electronics products segment, the heat technology segment, and the tire holders, lifts and related products segment. In 2001, the Company began focusing on its precision miniature medical and electronics products segment and developing plans to exit the businesses that comprised the heat technology segment and the tire holders, lifts and related products segment. The Company exited the tire holders, lifts and related products business in 2003 and the heat technology segment in the first quarter of 2005. For all periods presented, the Company classified its heat technology segment as discontinued operations.

Business Highlights

Major Events in 2007

On May 22, 2007, the Company completed the acquisition of substantially all of the assets of Tibbetts Industries, Inc., other than real estate. Pursuant to an Asset Purchase Agreement, dated as of April 19, 2007, by and among the Company and Tibbetts and certain of the principal shareholders of Tibbetts, the Company purchased substantially all of the assets of Tibbetts, other than real estate, for cash of $4,500,000, subject to a closing adjustment, and the assumption of certain liabilities (total purchase price of $5,569,000 including acquisition costs of $228,000). The Company deposited a total of $525,000 of the closing payment in escrow to be held after closing of the purchase. $475,000 will be held for 18 months to cover potential indemnification claims and $50,000 will be held for a reasonable period of time to cover potential purchase price adjustment based on the net tangible asset value at purchase. Certain escrow amounts will be distributed to the seller at the conclusion of the respective escrow periods. The acquisition was financed with borrowings under the Company’s new $14.5 million in senior secured credit facilities, which the Company closed on May 22, 2007. Terms of the new credit facilities include:

•	a $10.0 million revolving credit facility, with a subfacility for letters of credit, to mature in five years, and
•	a $4.5 million term loan facility, amortized in increasing quarterly principal installments based on a five-year repayment schedule.

The new credit facilities are further described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

In October 2007, the Company entered into a strategic alliance with Advanced Medical Electronics Corp. (“AME”) to develop and manufacture new miniature, wireless, ultra-low-power bio-telemetry instruments. Through this partnership, AME and IntriCon intend to develop and manufacture wireless instruments including a:

•	binaural hearing aid which will use wireless technology to enhance hearing by allowing hearing aids on both ears to coordinate their operations;
•	hearing aid companion microphone that will transmit companion voice signals to the wearer of a hearing aid, allowing vast improvement in speech intelligibility in noisy environments;
•	miniature wearable electroencephalograph (EEG) transmitter that will digitize EEG signals and transmit them for neuroscience research; and
•	wearable electromyograph (EMG) and inertial limb tracking systems for bio-mechanical research and clinical studies.

AME receives support from the federal Small Business Innovation Research program and will develop the bio-telemetry instruments. IntriCon will manufacture these devices and supply them to third-party distributors. IntriCon also gains exclusive access to key AME technology and will be able to use this technology to develop additional bio-telemetry applications.

Major Events in 2006

In June 2006, the Company completed a sale-leaseback of the Vadnais Heights manufacturing facility. The transaction generated proceeds of $2,650,000, of which $1,388,000 was used to repay the associated real estate loan and the remainder to pay down the Company’s domestic revolver. The remaining gain on the sale of $935,715 at December 31, 2007 is being recognized over the initial 10-year lease term as the renewal options in the lease are not assured and a penalty does not exist if the Company does not exercise the renewal options.

In the fourth quarter of 2006, the Company purchased a membership interest in the Hearing Instrument Manufacturers Patent Partnership (“HIMPP”). Members of the partnership include the largest six hearing aid manufacturers as well as several other smaller manufacturers. The purchase price of $1,800,000 included a 9% equity interest in K/S HIMPP as well as a license agreement that will grant the Company access to over 45 US registered patents. The Company accounted for the K/S HIMPP investment using the equity method of accounting for common stock, as the equity interest is deemed to be “more than minor” as defined in AICPA Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures”. The investment required a payment of $260,000 made at the time of closing. The unpaid balance of $1,280,000 at December 31, 2007 will be paid in four annual installments of $260,000 in 2008 through 2011, with a final installment of $240,000 in 2012. The unpaid principal balance is unsecured and bears interest at an annual rate of 4%, which is payable annually with each installment. See note 19 to the consolidated financial statements in Item 8 for further discussion of our investment in equity instruments.

Forward-Looking Statements

Certain statements included or incorporated by reference in this Annual Report on Form 10-K or the Company’s other public filings and releases, which are not historical facts, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to:

•

statements in “Business,” “Legal Proceedings” and “Risk Factors”, such as the Company’s ability to focus on the precision miniature medical and electronics products markets, the ability to compete, statements concerning the Tibbetts acquisition and its benefits, the adequacy of insurance coverage, and potential increase in demand for the Company’s products; and

•

statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Consolidated Financial Statements,” such as the; net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future level of funding of employee benefit plans, the adequacy of insurance coverage, the impact of new accounting pronouncements and litigation.

Forward-looking statements also include, without limitation, statements as to the Company’s expected future results of operations and growth, the Company’s ability to meet working capital requirements, the Company’s business strategy, the expected increases in operating efficiencies, anticipated trends in the Company’s precision miniature medical and electronic products markets, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the risk factors discussed in Item 1A.

The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Market Overview: Precision Miniature Medical and Electronic Products

Resistance Technology, Inc. (“RTI”), IntriCon PTE LTD (“RTI Tech”), and IntriCon Tibbetts, Inc. (“ITC”) are wholly-owned subsidiaries of the Company, that manufacture microminiature components, systems and molded plastic parts for hearing instruments, medical equipment, electronics, professional audio, telecommunications and computer industry manufacturers. RTI Electronics, Inc. (“RTIE”), a wholly owned subsidiary of the Company, has expanded IntriCon’s microminiature components business through the manufacture of thermistors and film capacitors.

Products and Industries Serviced. IntriCon designs, develops and manufactures miniature and micro-miniature body-worn medical and electronics products based on its proprietary technology to meet the rising demand for smaller, more advanced devices. Our expertise is focused on four main markets: medical, hearing health and professional audio, and electronics. Within these chosen markets, we combine ultra-miniature mechanical and electronics capabilities with proprietary technology that enhances the performance of body-worn devices.

IntriCon manufactures hybrid amplifiers and integrated circuit components (“hybrid amplifiers”), along with faceplates for in-the-ear and in-the-canal hearing instruments. IntriCon is a leading manufacturer and supplier of microminiature electromechanical components to hearing instrument manufacturers. These components consist of volume controls, microphones, receivers, trimmer potentiometers and switches. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer’s individualized specifications.

Hearing instruments, which fit behind or in a person’s ear to amplify and process sound for a hearing impaired person, generally are composed of four basic parts and several supplemental components for control or fitting purposes. The four basic parts are microphones, amplifier circuits, miniature receivers/speakers and batteries, all of which IntriCon manufactures, with the exception of the battery. IntriCon’s hybrid amplifiers are a type of amplifier circuit. Supplemental components include volume controls, trimmer potentiometers, which shape sound frequencies to respond to the particular nature of a person’s hearing loss, and switches used to turn the instrument on and off and to go from telephone to normal speech modes. Faceplates and an ear shell, molded to fit the user’s ear, often serve as housing for hearing instruments. IntriCon manufactures its components on a short lead-time basis in order to supply “just-in-time” delivery to its customers and, consequently, order backlog amounts are not meaningful.

Using our proprietary digital signal processing technology, nanoDSP™, IntriCon is building a new generation of affordable, high-quality hearing aids and similar amplifier devices under contracts for OEM’s. DSP devices have better clarity, attractive pricing points and an improved ability to filter out background noise.

In the medical market, the Company is focused on sales of biotelemetry devices, microelectronics, micromechanical assemblies and high-precision plastic molded components to medical device manufacturers. Targeted customers include medical product manufacturers of portable and lightweight battery powered devices, as well as a variety of sensors designed to connect a patient to an electronic device.

The medical industry is faced with pressures to reduce the costs of healthcare. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture components for medical devices that are easier to use, measure with greater accuracy and provide more functions while reducing the costs to manufacture these devices. IntriCon manufactures and supplies bubble sensors and flow restrictors that monitor and control the flow of fluid in an intravenous infusion system. IntriCon also manufactures a family of safety needle products for an OEM customer that utilizes IntriCon’s insert and straight molding capabilities. These products are assembled using full automation including built-in quality checks within the production lines. Other examples include sensors used to detect pathologies in specific organs of the body and monitoring devices to detect cardiac and respiratory functions. The early and accurate detection of pathologies allows for increased likelihood for successful treatment of chronic diseases and cancers. Accurate monitoring of multiple functions of the body, such as heart rate and breathing, aids in generating more accurate diagnosis and treatments for patients.

In addition, there has been an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, which is also referred to as bio-telemetry. Through the development of our ultra low power (ULP) wireless technology, Bodynet™, we believe the believe bio-telemetry offers a significant future opportunity. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices. We believe our strategic partnership with AME will allow us to develop new bio-telemetry devices that better connect patients and care givers, providing critical information and feedback. Current examples of IntriCon bio-telemetry products used by medical device manufacturers include components found in wireless glucose sensor pumps that introduce drugs into the bloodstream.

IntriCon entered the high-quality audio communication device market in 2001, and now has a line of miniature, professional audio headset products used by performers and support staff in the music and stage performance markets. For customers focusing on homeland security needs, the line includes several communication devices that are more portable and perform well in noisy or hazardous environments. These products are also well suited for applications in the fire, law enforcement, safety, aviation and military markets. In addition, our May 2007 acquisition of Tibbett’s Industries provided the Company access to homeland security agencies in this market.

Our RTIE subsidiary manufactures and sells thermistors and thermistor assemblies, which are solid state devices that produce precise changes in electrical resistance as a function of any change in absolute body temperature. The balance of sales represents various industrial, commercial and military sales for thermistor and thermistor assemblies to domestic and international markets.

IntriCon’s principal raw materials are plastics, polymers, metals, various metal oxide powders and silver paste, for which the Company believes there are multiple sources of supply.

For information concerning our net sales, net income and assets, see the consolidated financial statements in Item 8.

Marketing and Competition. IntriCon sells its hearing instrument components directly to domestic hearing instrument manufacturers through an internal sales force. Sales of microphone products and of molded plastic parts to industries other than hearing instrument manufacturers are made mainly through an internal sales force. In recent years, five companies have accounted for a substantial portion of the Company’s sales in the United States hearing instrument industry.

In 2007, one customer accounted for 11 percent of the Company’s consolidated net sales. During 2007, the top five customers accounted for approximately $26 million or 38 percent of the Company’s consolidated net sales. See note 4 to the consolidated financial statements for a discussion of net sales and long-lived assets by geographic area.

Internationally, sales representatives employed by IntriCon GmbH (“GmbH”), a German company 90% of whose capital stock is owned by IntriCon, solicits sales from European hearing instrument manufacturers on behalf of IntriCon.

IntriCon believes that it is the largest supplier worldwide of micro-miniature electromechanical components to hearing instrument manufacturers and that its full product line and automated manufacturing process allow it to compete effectively with the two other manufacturers within this market.

In the market of hybrid amplifiers and molded plastic faceplates, IntriCon’s primary competition is from the hearing instrument manufacturers themselves. The hearing instrument manufacturers produce a substantial portion of their internal needs for these components.

IntriCon markets its high performance microphone products to the radio communication and professional audio industries and has several larger competitors who have greater financial resources. IntriCon holds a small market share in the global market for microphone capsules and other related products.

IntriCon’s subsidiary RTIE sells its thermistors and film capacitors through a combination of independent sales representatives and internal sales force. This business has many competitors, both domestic and foreign, that sell various thermistor and film capacitors and some of these competitors are larger and have greater financial resources. In addition, IntriCon holds a relatively small market share in the world-market of thermistor and film capacitor products.

Employees. As of January 31, 2008, IntriCon had a total of 612 employees, of whom 45 are executive and administrative personnel, 20 are sales personnel and 547 are engineering and operations personnel. The Company considers its relations with its employees to be satisfactory. None of the Company’s employees are represented by a union.

As a supplier of parts for consumer and medical products, IntriCon is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

Research and Development. IntriCon conducts research and development activities primarily to improve its existing products and proprietary technology. The Company is committed to increasing its investment in the research and development of proprietary technologies, such as the ULP nanoDSP and Bodynet technologies. The Company believes the continued development of key proprietary technologies will be the catalyst for long-term revenues and margin growth. Research and development expenditures were $3,089,000, $2,123,000, and $1,817,000 in 2007, 2006 and 2005, respectively. See note 1 to the consolidated financial statements for information regarding customer funded research and development projects.

IntriCon owns a number of United States patents which cover a number of product designs and processes. The Company believes that, although these patents collectively add some value to the Company, no one patent or group of patents is of material importance to its business as a whole.

Discontinued Operations – Heat Technology

The Company specialized in the controlled application of heat to achieve precise process and temperature control. The Company’s principal heat technology equipment and systems were smaller standard-engineered systems, burners and combustion control equipment. The Company sold this business in the first quarter of 2005 and has accounted for it as discontinued operations as further described in note 2 in the accompanying consolidated financial statements in Item 8.

Standard Engineered Systems. The Company engineered and fabricated a variety of small heat treating furnaces and heat processing equipment. This standard equipment and small-furnace business was conducted principally by its then subsidiaries, Nippon Selas (Tokyo, Japan) and Selas Waermetechnik (Ratingen, Germany).

Burners and Combustion Control Equipment. At its Dresher, Pennsylvania facility and through its then subsidiaries in Japan, Nippon Selas (Tokyo), and Germany, Selas Waermetechnik, (Ratingen), the Company designed, manufactured and sold an array of original equipment and replacement gas-fired industrial burners for many applications.

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

Operations. As of December 31, 2004, the heat technology segment had a total of 48 employees. At its Dresher facility, the Company had 32 employees; 6 were executive and administrative personnel, 10 were sales and engineering personnel and 16 were personnel engaged in manufacturing. The hourly personnel were represented by a union. Selas Waermetechnik had 6 employees; 1 was an administrative personnel, 3 were sales and engineering personnel and 2 were personnel engaged in manufacturing.

In April 2001, the Company sold a minority interest of Nippon Selas to three directors of Nippon Selas. This minority interest was reacquired by the Company in the first quarter of 2005 in contemplation of the sale of this business, which was completed in the first quarter of 2005. Its Tokyo facility employed 10 people; 3 administrative and 7 sales and engineering.

Research and Development. The Company conducted limited research and development activities at its Dresher facility to support its heat processing services and products. Research and development expenditures for heat processing aggregated $4,000 in 2005.

Available Information

The Company files or furnishes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s filings are also available on the SEC’s Internet site as part of the EDGAR database (http://www.sec.gov).

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

Factors that affect our results of operations include, but are not limited to, the volume and timing of orders received, changes in the global economy and financial markets, changes in the mix of products sold, market acceptance of our products and our customer’s products, competitive pricing pressures, global currency valuations, the availability of electronic components that we purchase from suppliers, our ability to meet increasing demand, our ability to introduce new products on a timely basis, the timing of new product announcements and introductions by our or our competitors, changing customer requirements, delays in new product qualifications, and the timing and extent of research and development expenses. These factors have caused and may continue to cause us to experience fluctuations in operating results on a quarterly and/or annual basis. These fluctuations could materially adversely affect our business, financial condition and results of operations, which in turn, could adversely affect the price of our common stock.

The loss of one or more of our major customers could adversely affect our results of operations.

We are dependent on a small number of customers for a large portion of our revenues. In fiscal year 2007, our largest customer accounted for 11% of our net sales and our five largest customers accounted for 38% of our net sales. A significant decrease in the sales to or loss of any of our major customers would have a material adverse effect on our business and results of operations. Our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our major customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We may not be able to collect outstanding accounts receivable from our customers.

Some of our customers purchase our products on credit, which may cause a concentration of accounts receivable among some of our customers. As of December 31, 2007, we had accounts receivable, less allowance for doubtful accounts, of $8,408,000, which represented approximately 45.2 percent of our shareholders’ equity as of that date. As of that date, one customer accounted for approximately 11 percent of our accounts receivable. Our financial condition and profitability may be harmed if one or more of our customers are unable or unwilling to pay these accounts receivable when due.

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

Our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers and our business and financial condition could be materially and adversely affected. As a result of the need to maintain or increase spending levels in this area and the difficulty in reducing costs associated with research and development, our operating results could be materially harmed if our research and development efforts fail to result in new products or if revenues fall below expectations. In addition, as a result of our commitment to invest in research and development, management expects that research and development expenses as a percentage of revenues could increase in the future.

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

In 2007, we operated in Singapore and Germany. Approximately 15 percent of our revenues were derived from our facilities in these countries in 2007. As of December 31, 2007 approximately 6 percent of our long-lived assets are located in these countries. Political or economic instability in these countries could have an adverse impact on our results of operations due to diminished revenues in these countries. Our future revenues, costs of operations and profit results could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the Euro could lead to lower reported consolidated revenues due to the translation of these currencies into U.S. dollars when we consolidate our revenues.

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

As of December 31, 2007, we had bank indebtedness of $8,440,000 and additional indebtedness of $1,793,000. Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control. We believe that availability under our new credit facility combined with funds expected to be generated from operations and control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months. If, however, we are unable to renew these facilities in the future or do not generate sufficient cash or complete such financings on a timely basis, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition.

Our success depends on our senior management team and if we are not able to retain them, it could have a materially adverse effect on us.

We are highly dependent upon the continued services and experience of our senior management team, including Mark S. Gorder, our President, Chief Executive Officer and director. We depend on the services of Mr. Gorder and the other members of our senior management team to, among other things, continue the development and implementation of our business strategies and maintain and develop our client relationships.

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

Our ability to compete effectively against other companies in our markets depends, in part, on our ability and the ability of our customers to protect our and their current and future proprietary technology under patent, copyright, trademark, trade secret and unfair competition laws. We cannot assure that our means of protecting our proprietary rights in the United States or abroad will be adequate, or that others will not develop technologies similar or superior to our technology or design around the proprietary rights we own or license. In addition, we may incur substantial costs in attempting to protect our proprietary rights.

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

If violations of environmental laws occur, we could be held liable for damages, penalties, fines and remedial actions. Our operations and results could be adversely affected by any material obligations arising from existing laws, as well as any required material modifications arising from new regulations that may be enacted in the future. We may also be held liable for past disposal of hazardous substances generated by our business or former businesses or businesses we acquire. In addition, it is possible that we may be held liable for contamination discovered at our present or former facilities.

We are subject to numerous asbestos-related lawsuits, which could adversely affect our financial position, results of operations or liquidity.

We are a defendant along with a number of other parties in approximately 122 lawsuits as of December 31, 2007, (approximately 122 lawsuits as of December 31, 2006) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued Heat Technologies segment which was sold in March 2005 and is now classified as discontinued operations. Due to the noninformative nature of the complaints, we do not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. We have requested that the carriers substantiate this situation. We believe we have additional policies available for other years which have been ignored by the carriers. As settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, we believe when settlement payments are applied to these additional policies, we will have availability under the years deemed exhausted. If our insurance policies do not cover the costs and any awards for the asbestos-related lawsuits, we will have to use our cash or obtain additional financing to pay the asbestos-related obligations and settlement costs. There is no assurance that we will have the cash or be able to obtain additional financings on favorable terms to pay asbestos related obligations or settlements should they occur. The ultimate outcome of any legal matter cannot be predicted with certainty. In light of the significant uncertainty associated with asbestos lawsuits, there is no guarantee that these lawsuits will not materially adversely affect our financial position, results of operations or liquidity.

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

In addition, the stock market in recent years has experienced significant price and volume fluctuations. Such volatility and decline has affected many companies irrespective of, or disproportionately to, the operating performance of these companies. These broad fluctuations and limited trading volume may materially adversely affect the market price of our common stock, and your ability to sell our common stock.

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

We are a Pennsylvania corporation. Anti-takeover provisions in Pennsylvania law and our charter and bylaws could make it more difficult for a third party to acquire control of us. These provisions could adversely affect the market price of the common stock and could reduce the amount that shareholders might receive if we are sold. For example, our charter provides that the board of directors may issue preferred stock without shareholder approval. In addition, our bylaws provide for a classified board, with each board member serving a staggered three-year term. Directors may be removed by shareholders only with the approval of the holders of at least two-thirds of all of the shares outstanding and entitled to vote.

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

The Company leases seven facilities, five domestically and two internationally, as follows:

•

a 47,000 sq. ft. manufacturing facility in Arden Hills, Minnesota, which also serves as the Company’s headquarters, from a partnership consisting of two former officers of RTI and Mark S. Gorder who serves as the president and CEO of the Company and RTI and on the Company’s Board of Directors. At this facility, IntriCon manufactures all of its products other than plastic component parts. Annual base rent expense, including real estate taxes and other charges, is approximately $481,000. The Company believes the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The lease expires in October 2011.

•

a 46,000 sq. ft. building in Vadnais Heights, Minnesota at which IntriCon produces plastic component parts. Annual base rent expense, including real estate taxes and other charges, is approximately $398,000. The lease expires in June 2016.

•

a building in Anaheim, California, which contains its manufacturing facilities and offices and consists of a total of 50,000 square feet. Annual base rent expense, including real estate taxes and other charges, is approximately $399,000. The lease expires in September 2008.

•

two buildings in Camden, Maine, which contain Tibbetts manufacturing facilities and offices and consist of a total of 32,000 square feet. Annual base rent expense on the 25,000 square foot facility, including real estate taxes and other charges, is approximately $104,000. This lease expires in June 2012. Annual base rent expense on the 7,000 square foot facility, including real estate taxes and other charges, is approximately $62,000. This lease expires in June 2017.

•

a 21,000 square foot building in Singapore which houses production facilities and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $178,000. This lease expires in May 2010.

•

a 2,000 square foot facility in Germany which houses sales and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $40,000. This lease expires in June 2012.

See notes 15 and 16 to the Company’s consolidated financial statements in Item 8.

ITEM 3.	Legal Proceedings

The Company is a defendant along with a number of other parties in approximately 122 lawsuits as of December 31, 2007, (approximately 122 lawsuits as of December 31, 2006) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued Heat Technologies segment which was sold in March 2005 and is now classified as discontinued operations. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. Certain insurance carriers have informed the Company that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. The Company has requested that the carriers substantiate this situation. The Company believes it has additional policies available for other years which have been ignored by the carriers. As settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, the Company believes when settlement payments are applied to these additional policies, the Company will have availability under the years deemed exhausted. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on its financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits, to which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company’s consolidated financial position or results of operations.

The Company’s wholly owned French subsidiary, Selas SAS, filed for insolvency in France and is being managed by a court appointed judiciary administrator. The Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding.

The Company was a defendant, along with a number of other parties, in a lawsuit made by Energy Transportation Group, Inc. (“ETG”) alleging infringement of certain patents. In October of 2007, the Company reached a monetary settlement with ETG for dismissal of all claims asserted in the pending lawsuit.

The Company is also involved in other lawsuits arising in the normal course of business, as further described in note 15 to the consolidated financial statements in Item 8. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company’s consolidated financial position, liquidity, or results of operations.

ITEM 4.	Submission of Matters to a Vote of Security Holders

None

ITEM 4A.	Executive Officers of the Registrant

The names, ages and offices (as of February 29, 2008) of the Company’s executive officers were as follows:

Name	Age	Position
Mark S. Gorder	61	President, Chief Executive Officer and Director of the Company; President of Resistance Technology, Inc.
Scott Longval	31	Chief Financial Officer and Treasurer of the Company
Christopher D. Conger	47	Vice President, Research and Development
Michael P. Geraci	49	Vice President, Sales and Marketing
Dennis L. Gonsior	49	Vice President, Operations
Steve M. Binnix	58	Vice President and General Manager, RTI Electronics, Inc.
Greg Gruenhagen	54	Vice President, Corporate Quality and Regulatory Affairs

Mr. Gorder joined the Company in October 1993 when Resistance Technology, Inc. (“RTI”) was acquired by the Company. Mr. Gorder received a Bachelor of Arts degree in Mathematics from the St. Olaf College, a Bachelor of Science degree in Electrical Engineering from the University of Minnesota and, a Master of Business Administration from the University of Minnesota. Prior to the acquisition, Mr. Gorder was President and one of the founders of RTI, which began operations in 1977. Mr. Gorder was promoted to Vice President of the Company and elected to the Board of Directors in April 1996. In December 2000, he was elected President and Chief Operating Officer and in April 2001, Mr. Gorder assumed the role of Chief Executive Officer.

Mr. Longval has served as the Company’s Chief Financial Officer since July 2006. Mr. Longval received a Bachelor of Science degree in Accounting from the University of St. Thomas. Prior to being appointed as CFO, Mr. Longval served as the Company’s Corporate Controller since September 2005. Prior to joining the Company, Mr. Longval was Principal Project Analyst at ADC Telecommunications, Inc., a provider of innovative network infrastructure products and services, from March 2005 until September 2005. From May 2002 until March 2005 he was employed by Accellent, Inc., formerly MedSource Technologies, a provider of outsourcing solutions to the medical device industry, most recently as Manager of Financial Planning and Analysis. From September 1998 until April 2002, he was employed by Arthur Andersen, most recently as experienced audit senior.

Mr. Conger joined the Company in September 1997. Mr. Conger received a Bachelor of Science degree in Electrical Engineering from the University of Missouri and a Master of Science degree in Electrical Engineering from the University of Minnesota. He has served as the Company’s Vice President of Research and Development since February 2005. Prior to that, Mr. Conger served as Director of Research and Development since 1997.

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

Mr. Gruenhagen joined the Company in November 1984. Mr. Gruenhagen received a Bachelor of Science degree from Iowa State University and a Master of Administration from George Washington University. He has served as the Company’s Vice President of Corporate Quality and Regulatory Affairs since December 2007. Prior to that, Mr. Gruenhagen served as Director of Corporate Quality since 2004 and Director of Project Management since 2000.

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Since January 2, 2008, the Company’s common shares have been listed on the NASDAQ Global Market under the ticker symbol “IIN”. From April 4, 2005 through January 1, 2008 the Company’s common shares were listed on the American Stock Exchange under the ticker symbol “IIN”. Prior to April 4, 2005, its common shares were traded under the symbol “SLS”.

Market and Dividend Information

The high and low sale prices during each quarterly period during the past two years were as follows:

	2007		2006
	Market		Market
	Price Range		Price Range

Quarter	High	Low	High	Low
First	$ 6.40	$ 4.80	$ 6.99	$ 4.00
Second	7.89	5.75	7.70	4.80
Third	11.50	6.87	5.50	4.70
Fourth	15.54	9.20	5.50	4.65

The closing sale price of the Company’s common shares on February 29, 2008, was $6.83 per share.

At February 29, 2008 the Company had 338 shareholders of record of common shares. Such number of records does not reflect shareholders who beneficially own common stock in nominee or street name.

The Company ceased paying quarterly cash dividends in the fourth quarter of 2001 and has no intention of paying cash dividends in the foreseeable future. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other factors that the Board of Directors deems relevant. Terms of the Company’s banking agreements prohibit the payment of cash dividends without prior bank approval.

See “ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plans” for disclosure regarding our equity compensation plans.

Stock Performance Graph

The following graph shows the cumulative total return for the last five years, calculated as of December 31 of each such year, for the Common Shares, the Standard & Poor’s 500 Index, American Exchange Composite Index (“AMEX”) and the Russell 2000 Index (“RUT”). The graph assumes that the value of the investment in each of three was $100 at December 31, 2002 and that all dividends were reinvested. As a result of the change of the listing of the Company’s shares from the American Stock Exchange to the NASDAQ Global Market, the Company does not intend to continue to use the American Exchange Composite Index as an index in future reports and has substituted the Russell 2000 Index.

Source: Yahoo Finance

Note: Stock price performance shown in this Performance Graph for our common stock is historical and not necessarily indicative of future price performance. The information contained in this Performance Graph is not “soliciting material” and has not been “filed” with the Securities and Exchange Commission. This Performance Graph will not be incorporated by reference into any of our future filings under the Securities Act of 1933 or the Securities Exchange Act of 1934.

ITEM 6.	Selected Financial Data

Five-Year Summary of Operations*

(In thousands, except for per share and share data)

Years ended December 31,	2007 (a)	2006	2005	2004(b) Restated	2003(b) Restated

Sales, net	$68,983	$51,726	$44,455	$35,183	$36,202

Cost of sales	51,739	39,304	32,853	27,121	27,638

Operating expenses	13,981	10,455	10,181	11,535	11,457
Interest expense	978	499	409	465	533
Interest income	(85)	(48)	(52)	(2)	(8)
Equity in earnings of partnerships	158	—	—	—	—
Gain on sale of asset	—	—	—	3,110	—
Other (income) expense, net	164	102	(106)	(61)	130
Income (loss) from continuing operations before income taxes and discontinued operations	2,048	1,415	1,171	(765)	(3,548)
Income tax expense	181	174	409	1,140	484
Income (loss) from continuing operations before discontinued operations	1,867	1,241	762	(1,905)	(4,032)
Income (loss) from discontinued operations, net of income taxes (Note 2)	—	(78)	767	1,369	(1,013)
Extraordinary gain from discontinued operations	—	—	—	684	—

Net income (loss)	$1,867	$1,163	$1,529	$148	$(5,045)

Basic income (loss) per share:
Continuing operations	$.36	$.24	$.15	$(.37)	$(.78)
Discontinued operations	—	(.01)	.15	.27	(.20)
Extraordinary gain discontinued operations	—	—	—	.13	—
Net income (loss)	$.36	$.23	$.30	$.03	$(.98)

Diluted income (loss) per share:
Continuing operations	$.34	$.23	$.14	$(.37)	$(.78)
Discontinued operations	—	(.01)	.15	.27	(.20)
Extraordinary gain discontinued operations	—	—	—	.13	—
Net income (loss)	$.34	$.22	$.29	$.03	$(.98)

Weighted average number of
Shares outstanding during year:
Basic	5,209,567	5,159,216	5,135,348	5,129,214	5,124,433
Diluted	5,519,780	5,319,802	5,261,491	5,131,841	5,124,433

Other Financial Highlights*

(In thousands, except for per share data)

Years ended December 31,	2007(a)	2006	2005	2004(b) Restated	2003(b) Restated

Working capital (c)	$9,365	$8,445	$8,185	$2,183	$45

Total assets	$40,676	$34,281	$29,635	$30,939	$34,729

Long-term debt	$6,963	$3,830	$5,319	$—	$—

Shareholders’ equity:
Capital stock and additional paid-in capital	$19,205	$18,046	$17,719	$17,670	$17,670
Retained earnings (accumulated deficit)	878	(990)	(2,152)	(3,680)	(3,828)
Accumulated other comprehensive loss	(220)	(185)	(213)	(597)	(770)
Treasury stock	(1,265)	(1,265)	(1,265)	(1,265)	(1,265)
Total shareholders’ equity	$18,597	$15,607	$14,089	$12,128	$11,807

Depreciation and amortization	$2,128	$1,849	$2,069	$2,289	$2,387

* See Note 13 to the Company’s consolidated financial statements included herein for quarterly results of operations.

(a)

Included in the 2007 results and balances at December 31, 2007, are net sales of $4.5 million, total assets of $6.4 million, long-term debt of $4.3 million, and depreciation and amortization of $100,000 from the acquisition of Tibbetts Industries. Because the 2007 results and balances at December 31, 2007 include amounts from the acquisition of Tibbetts Industries, the financial statements for 2007 may not be comparable to our prior historical results.

(b)

For 2003, the Company reclassified the remaining portion of its Heat Technology business, which consisted of the burners and components portion of that business, as discontinued operations. The Company sold this portion of the business in the first quarter of 2005. For 2004 and 2003, the Heat Technology business had revenues of $9.7 and $18.4 million, respectively, with net income of $2.1 million for 2004 and a net loss of $2.5 million for 2003. The Company’s Tire Holders, Lifts and Related Products business that was sold in July 2003 is also included in discontinued operations. For 2003, this segment had revenue of $8.5 million, and net income of $8,000.

(c)	Working capital is equal to current assets less current liabilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

IntriCon Corporation (the “Company” or “we”, “us” or “our”) is an international firm engaged in the designing, developing, engineering and manufacturing of body-worn devices. The Company serves the body-worn device market by design, development, engineering and manufacturing micro-miniature components, systems and molded plastic parts primarily for the hearing instrument, electronics, telecommunications, computer and medical equipment industries.

The Company has one operating segment, its precision miniature medical and electronics products segment. Our expertise is focused on four main markets within this segment: medical, hearing health, professional audio and electronics. Within these chosen markets, we combine ultra-miniature mechanical and electronics capabilities with proprietary technology that enhances the performance of body-worn devices.

Business Highlights

On May 22, 2007, the Company completed the acquisition of substantially all of the assets of Tibbetts Industries, Inc., other than real estate, for cash of $4,500,000 and the assumption of certain liabilities (total purchase price of $5,569,000 including acquisition costs of $228,000). The acquisition was financed with borrowings under the Company’s new $14.5 million senior secured credit facilities, which the Company closed on May 22, 2007. Terms of the new facilities include:

•	a $10.0 million revolving credit facility, with a subfacility for letters of credit, to mature in five years, and
•	a $4.5 million term loan facility, amortized in quarterly principal installments based on a five-year repayment schedule.

The new credit facilities are further described below under the heading “Liquidity and Capital Resources”.

In October 2007, the Company entered into a strategic alliance with Advanced Medical Electronics Corp. (AME) to develop and manufacture new miniature, wireless, ultra-low-power bio-telemetry instruments.

Forward–Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our financial statements and the related notes appearing in Item 6. and Item 8. of this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward- looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors” in

Item 1A.

Results of Operations: 2007 Compared with 2006

Consolidated Net Sales

Consolidated net sales for 2007 and 2006 were as follows (dollars in thousands):

			Change
	2007	2006	Dollars	Percent

Consolidated net sales	$68,983	$51,726	$17,257	33.4%

Our net sales are comprised of four main sectors: hearing health, medical, professional audio device and electronics.

Net sales in our hearing health business grew 17 percent from 2006 fueled by increased demand for the latest technology advancements in hearing devices, including our advanced line of amplifier assemblies and systems based on our proprietary nanoDSP technology.

We experienced an increase of 122 percent in net sales in the medical equipment market in 2007 as a direct result of increased sales to existing original equipment manufacturer, or OEM, customers. Exclusive of net sales resulting from the ITC acquisition, medical net sales increased 101 percent from 2006.

Net sales to the professional audio device product sector grew 44 percent over the prior year due to additional sales of microphones to a specific customer and additional sales resulting from the acquisition of ITC. Excluding the results from ITC, professional audio device sales grew 11 percent from 2006.

Net sales to the electronics product sector decreased 10 percent from prior year, primarily due to lower demand from one customer.

Gross Profit

Gross profit, both in dollars and as a percent of sales, for 2007 and 2006, were as follows (dollars in thousands):

	2007		2006		Change
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Gross profit	$17,245	25.0%	$12,422	24.0%	$4,823	38.8%

In 2007, gross margin dollars increased due to the higher overall sales volume. Additionally, gross profit margin as a percentage of sales increased to 25 percent. Gross margin increase from 2006 was primarily due to increased IntriCon product content, proprietary technology and leverage gained on increased volume.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the years ended December 31, 2007 and 2006 were (dollars in thousands):

	2007		2006		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Year-over- year Incr.

Selling	$4,034	5.8%	$3,410	6.6%	$624	18.3%
Research and development	3,089	4.5%	2,123	4.1%	$966	45.5%
General and administrative	6,859	9.9%	4,922	9.5%	$1,937	39.4%

The increased selling, research and development and general and administrative expenses in 2007 as compared to the prior year were primarily driven by the expenses incurred to adequately support our growth and the May 22, 2007 acquisition of ITC. ITC operating expenses for the year were $1.0M. The Company has also made continued efforts to invest in strategic research and development opportunities in 2007.

Net Interest Expense

Net interest expense for 2007 was $893,000, an increase of $442,000 from $451,000 in 2006. The increase from the prior year’s expense was primarily due to the higher outstanding debt balance, a prepayment penalty of $110,000 related to debt which was paid off early as a result of refinancing our debt at the time we acquired Tibbetts, partly offset by a decrease in the average interest rate compared to the prior year. The higher outstanding debt balance was primarily driven by the debt related to the purchase of ITC.

Equity in Earnings of Partnerships

Equity in earnings of partnerships for 2007 resulted in a net loss of $158,000. This represents the Company’s portion of the operating results of equity method investments, as well as amortization of of the excess of the HIMPP investment over the underlying partnership assets.

Other

In 2007, other expense was $164,000 compared to $102,000 in 2006. The other expense for 2007 and 2006 primarily related to the loss on foreign currency exchange.

Income Taxes

Income taxes were as follows (dollars in thousands):

	2007	2006

Income tax expense	$181	$174
Percentage of pre-tax income	8.8%	12.3%

The expense in 2007 and 2006 was primarily due to foreign taxes on German and Singapore operations. On February 22, 2006, the Company received approval from the Singapore Ministry of Trade and Industry to lower the effective tax rate in Singapore from 20% to 13%. This change was retroactive to September 2003. As such a $106,000 benefit was recognized in the first quarter of 2006. The Company is in a net operating loss position (“NOL”) for federal income tax purposes and, consequently, minimal expense from the current period domestic operations was recognized. Accordingly, as a result of increased domestic income, our total income tax expense as a percentage of pre-tax income decreased. Our deferred tax asset related to the NOL carryforwards has been offset by a full valuation allowance. We estimate we have approximately $15.6 million of NOL carryforwards available to offset future federal income taxes that begin to expire in 2022.

Discontinued Operations

We recorded a net (loss) from discontinued operations as follows (dollars in thousands):

	2007	2006

Net (loss) from discontinued Heat Technology Business	$—	$(78)

Heat Technology Segment

The 2006 net loss of $(78,000), or $(0.01) per diluted share, was primarily due to a write-off of a portion of the note receivable recorded upon sale of the assets.

Results of Operations: 2006 Compared with 2005

Consolidated Net Sales

Consolidated net sales for 2006 and 2005 were as follows (dollars in thousands):

			Change
	2006	2005	Dollars	Percent

Consolidated net sales	$51,726	$44,455	$7,271	16.4%

Our net sales are comprised of four main sectors: hearing health, electronics, medical and professional audio device. Our net sales in 2006 increased for all four product sectors over the prior year. We experienced an increase of 18 percent in net sales in the medical equipment market in 2006. The significant increase for medical products was due to strengthened orders for design and contract manufacturing with several medical OEM customers. Net sales for our hearing heath sector grew 9 percent in 2006. The increase was primarily due to new product offerings in our advance line of amplifier assemblies and systems based on Digital Signal Processing (DSP) technology.

Net sales to the professional audio device product sector grew 21 percent over the prior year primarily due to sales of a new microphone to a specific customer. The electronics product sector increased 32 percent over prior year. Exclusive of sales resulting from the Amecon Inc. acquisition in October 2005, net sales in this sector increased 1 percent.

Gross Profit

Gross profit, both in dollars and as a percent of sales, for 2006 and 2005, were as follows (dollars in thousands):

	2006		2005		Change
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Gross profit	$12,422	24.0%	$11,602	26.1%	$820	7.1%

In 2006, gross margin dollars increased due to the higher overall sales volume; however, gross profit margin as a percentage of sales decreased. This decrease was primarily due to a lower margin product mix including increased sales to the electronics market, which provided lower gross profit margins due to increased precious metal material costs, and decreased sales of high margin chip components. Additionally, the hearing-health product mix continued shifting away from higher gross profit margins of mechanical components to digital products, which typically have lower gross profit margins for us.

Selling, General and Administrative Expenses

Selling, general and administrative expenses (SG&A) for the years ended December 31, 2006 and 2005 were (dollars in thousands):

	2006		2005		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Year-over- year Incr. (Decr.)

Selling	$3,410	6.6%	$3,570	8.0%	$(160)	(4.5)%
Research and development	2,123	4.1%	1,818	4.1%	$305	16.8%
General and administrative	4,922	9.5%	4,793	10.8%	$129	2.7%

The increased research and development and general and administrative expenses in 2006 as compared to the prior year were primarily driven by the expenses incurred to adequately support our growth, $214,000 of stock option expense recognized due to the adoption of FAS 123R and the October 6, 2005 acquisition of Amecon, Inc., offset in part, by customer reimbursement for research and development expenses. The Company also made an effort to invest in strategic research and development opportunities in 2006.

Net Interest Expense

Net interest expense for 2006 was $451,000, an increase of $107,000 from $357,000 in 2005. The increase from the prior year’s expense was primarily due to the higher outstanding debt balance. The higher outstanding debt balance was primarily driven by the debt related to the purchase of Amecon, Inc.

Other

In 2006, other expense was $102,000 compared to other income of $106,000 in 2005. The other expense for 2006 primarily related to the loss on foreign currency exchange.

Income Taxes

Income taxes were as follows (dollars in thousands):

	2006	2005

Income tax expense	$174	$409
Percentage of pre-tax income	12.3%	35.0%

On February 22, 2006 the Company received approval from the Singapore Ministry of Trade and Industry to lower the effective tax rate in Singapore from 20% to 13%. This change was retroactive to September 2003. As such a $106,000 benefit was recognized in the first quarter of 2006. The expense in 2005 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position (NOL) for federal income tax purposes and, consequently, minimal expense from the current period domestic operations was recognized. Our deferred tax asset related to the NOL carryforwards has been offset by a full valuation allowance. We estimate we have approximately $16.9 million of NOL carryforwards available to offset future federal income taxes that begin to expire in 2022.

Discontinued Operations

We recorded net income (loss) from discontinued operations as follows (dollars in thousands):

	2006	2005

Net income (loss) from discontinued Heat Technology Business	$(78)	$767

Heat Technology Segment

The 2006 net loss of $(78,000), or $(0.01) per diluted share, was primarily due to a write-off of a portion of the note receivable recorded upon sale of the heat technology assets. The 2005 net income of $767,000, or $0.15 per diluted share, was mainly attributable to the reduction in the Selas Postretirement Benefits liability. As part of the March 31, 2005 asset purchase agreement, we were required to maintain the post retirement medical plan for all retired eligible participants, but were able to eliminate from the plan those employees not participating at the time of the asset purchase.

Liquidity and Capital Resources

As of December 31, 2007, we had approximately $1.7 million of cash on hand. Sources of our cash for the year ended December 31, 2007 have been from our operations and our credit facility, as described below.

Consolidated net working capital increased to $9.4 million at December 31, 2007 from $8.4 million at December 31, 2006. Our cash flows from operating, investing and financing activities, as reflected in the statement of cash flows at December 31, are summarized as follows (dollars in thousands):

	2007	2006	2005
Cash provided (used) by:
Continuing operations	$3,534	$1,656	$(2,533)
Discontinued operations	—	(78)	3,811
Investing activities	(7,060)	(565)	(1,165)
Financing activities	4,538	(1,568)	778
Effect of exchange rate changes on cash	40	45	(28)

Increase (decrease) in cash	$1,052	$(510)	$863

Operating Activities. The most significant items that contributed to the $3.5 million of cash provided by continuing operations were net income of $1.9 million, depreciation of $2.1 million and changes in operating assets and liabilities of $(0.8) million. The change in operating assets and liabilities was primarily due to decreases in accounts payable as a result of timing of payments made to vendors, offset by decreases in accounts receivable as a result of increased collections.

Investing Activities. The most significant items that contributed to the $7.1 million of cash used by investing activities were purchases of property, plant and equipment of $2.8 million and $4.6 million of net cash paid for the acquisition of Tibbetts.

Financing Activities. Net cash provided by financing activities of $4.5 million was comprised primarily of net proceeds from borrowings of $10.8 million, net payments of debt of $7.4 million and proceeds from the exercise of stock options of $0.9 million. Total proceeds from borrowings include the proceeds from our new credit facility, which were used to repay amounts owed under the prior credit facilities and fund the Tibbetts asset acquisition.

Cash generated from operations may be affected by a number of factors. See “Forward Looking Statements” and “Item 1A: Risk Factors” contained herein for a discussion of some of the factors that can negatively impact the amount of cash we generate from our operations.

We had the following bank arrangements at December 31, (dollars in thousands):

	2007	2006

Total availability under existing facilities	$13,623	$8,669

Borrowings and commitments:
Domestic credit facility	3,000	3,569
Domestic term loans	4,275	—
Foreign overdraft and letter of credit facility	1,071	1,045
Capital leases	94	169
Total borrowings and commitments	8,440	4,783

Remaining availability under existing facilities	$5,183	$3,886

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

Proceeds from the new facility were used to repay amounts owed under the prior credit facilities of approximately $5.0 million and the $4.5 million purchase price to complete the Tibbetts asset acquisition.

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

Weighted average interest on the domestic asset-based revolving credit facilities (including the prior credit facility) was 7.82% and 8.17% for 2007 and 2006, respectively.

The new credit facility will expire and all outstanding loans will become due and payable on June 30, 2012. The term loan requires quarterly principal payments, commencing on September 30, 2007, based on an increasing installment schedule, with any balance due on June 30, 2012. The principal balance of the term loan was $4,275,000 at December 31, 2007.

The outstanding balance of the revolving credit facilities was $3,000,000 and $3,569,349 at December 31, 2007 and 2006, respectively. The total remaining availability on the revolving credit facility was $4,442,950 at December 31, 2007.

The revolving facility carries a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

The Company is subject to various covenants under the credit facility, including financial covenants relating to tangible net worth, funded debt to EBITDA, fixed charge coverage ratio and capital expenditures. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things, incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equityholders; purchase or redeem any of its equity interests or any warrants, options or other rights in respect thereof; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. Effective as of September 30, 2007, the credit facility was amended to change the tangible net worth covenant. As of December 31, 2007, the Company was in compliance with all financial covenants under the credit facility, as amended.

Upon the occurrence and during the continuance of an event of default (as defined in the credit facility), the lender may, among other things: terminate its commitments to the borrowers (including terminating or suspending its obligation to make loans and advances); declare all outstanding loans, interest and fees to be immediately due and payable; take possession of and sell any pledged assets and other collateral; and exercise any and all rights and remedies available to it under the Uniform Commercial Code or other applicable law. In the event of the insolvency or bankruptcy of any borrower, all commitments of the lender will automatically terminate and all outstanding loans, interest and fees will be immediately due and payable. Events of default include, among other things: failure to pay any amounts when due; material misrepresentation; default in the performance of any covenant, condition or agreement to be performed that is not cured within 20 days after notice from the lender; default in the payment of other indebtedness or other obligation with an outstanding principal balance of more than $50,000, or of any other term, condition or covenant contained in the agreement under which such obligation is created, the effect of which is to allow the other party to accelerate such payment or to terminate the agreements; the insolvency or bankruptcy of any borrower; the entrance of any judgment against any borrower in excess of $50,000, which is not fully covered by insurance; the occurrence of a change in control (as defined in the credit facility); certain collateral impairments; and a contribution failure with respect to any employee benefit plan that gives rise to a lien under ERISA.

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

The revolving facility carried a commitment fee of 0.25% per year, payable on the unborrowed portion of the line. Additionally, the credit facility required an annual fee of $27,500 due on August 31, 2007, and 2008. Upon termination of the credit facility by us prior to maturity, the Company was required to pay a termination fee equal to 2% of the total of the maximum amount available under the revolving credit facility, equal to $110,000, which is included in interest expense, plus the amounts then outstanding under the term loan.

The credit facility originally included a real estate loan with an original principal balance of $1,500,000, which was associated with our Vadnais Heights manufacturing facility. In June 2006, the Company completed a sale-leaseback of the Vadnais Heights manufacturing facility. The transaction generated proceeds of $2,650,000, of which $1,388,000 was used to repay the associated real estate loan and the remainder to pay down our domestic revolver. The remaining gain on the sale of $935,715 is being recognized over the initial 10-year lease term as the renewal options in the lease are not assured and a penalty does not exist if we do not exercise the renewal options.

In addition to its domestic credit facilities, on August 15, 2005, the Company’s wholly-owned subsidiary, RTI Tech, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1.8 million line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 6.36% and 6.47% for 2007 and 2006, respectively. The outstanding balance was $1,071,009 and $1,044,791 at December 31, 2007 and 2006, respectively. The total remaining availability on the international senior secured credit agreement was $739,576 at December 31, 2007.

During 2005, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment. For 2005, the total principal amount of these leases was $314,000 with effective interest rates ranging from 6.7% to 8.0%. These agreements range from 3 to 5 years. The outstanding balance under these capital lease agreements at December 31, 2007 and 2006 was $94,000 and $169,000, respectively. The accumulated amortization on leased equipment was $118,975 and $74,129 at December 31, 2007 and 2006, respectively. The amortization of capital leases is included in depreciation expense for 2007, 2006 and 2005.

We believe that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as its own financial condition. While management believes that we will be able to meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

Contractual Obligations

The following table represents our contractual obligations and commercial commitments as of December 31, 2007.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic credit facility	$3,000,000	$—	$—	$3,000,000	$—

Domestic term loan	4,275,000	506,250	1,800,000	1,968,750	—
Foreign overdraft and letter of credit facility	1,071,009	928,537	142,472	—	—

Amecon Acquisition payments	512,720	253,360	259,360	—	—

Partnership payable	1,280,000	260,000	520,000	500,000	—

Pension and other post retirement benefit obligations	1,716,705	275,656	551,312	406,084	483,653

Capital leases	94,066	41,878	52,188	—	—

Operating leases	6,690,801	1,569,162	2,293,683	1,386,038	1,441,917

Total contractual cash obligations	$18,640,301	$3,834,843	$5,619,015	$7,260,872	$1,925,570

There are certain provisions that could accelerate our contractual obligations as noted above.

Foreign Currency Fluctuation

Generally, the effect of changes in foreign currencies on our results of operations is partially or wholly offset by our ability to make corresponding price changes in the local currency. From time to time, the impact of fluctuations in foreign currencies may have a material effect on the financial results of the Company. Foreign currency transaction amounts included in the statements of operation include a loss of $112,000 and $100,000 in 2007 and 2006, respectively, and a gain of $3,000 in 2005. See Note 11 to the Company’s consolidated financial statements included herein. A portion of the discontinued operations are denominated in foreign currencies, primarily the Euro and Japanese Yen.

Off-Balance Sheet Obligations

We have no material off-balance sheet obligations as of December 31, 2007.

Related Party Transactions

For a discussion of related party transactions, see Note 16 to the Company’s consolidated financial statements included herein.

Litigation

For a discussion of litigation, see “Item 3. Legal Proceedings” and Note 15 to the Company’s consolidated financial statements included herein.

New Accounting Pronouncements

See “New Accounting Pronouncements” set forth in Note 1 of the Notes to the Consolidated Financial Statements under Item 8 of this Form 10-K, for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

Critical Accounting Policies

The significant accounting policies of the Company are described in Note 1 to the consolidated financial statements and have been reviewed with the audit committee of our Board of Directors. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.

Certain accounting estimates and assumptions are particularly sensitive because of their importance to the consolidated financial statements and possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions are described below.

Revenue Recognition

Our continuing operations recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Under contractual terms, shipments are generally FOB shipment point.

Customers have 30 days to notify the Company if the product is damaged or defective. Beyond that, there are no significant obligations that remain after shipping other than warranty obligations. Contracts with customers do not include product return rights; however, we may elect in certain circumstances to accept returns for product. We record revenue for product sales net of returns. Net sales also include amounts billed to customers for shipping and handling, if applicable. The corresponding shipping and handling costs are included in the cost of sales.

In general, we warrant our products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. While our warranty costs have historically been within our expectations, we cannot guarantee that we will continue to experience the same warranty return rates or repair costs that we have experienced in the past.

Accounts Receivable Reserves

This reserve is an estimate of the amount of accounts receivable that are uncollectible. The reserve is based on a combination of specific customer knowledge, general economic conditions and historical trends. Management believes the results could be materially different if economic conditions change for our customers.

Inventory Valuation

Inventory is recorded at the lower of our cost or market value. Market value is an estimate of the future net realizable value of our inventory. It is based on historical trends, product life cycles, forecast of future inventory needs and on-hand inventory levels. Management believes reserve levels could be materially affected by changes in technology, our customer base, customer needs, general economic conditions and the success of certain Company sales programs.

Discontinued Operations

We continuously assess the return on our business segments. When management with the appropriate level of authority determines that a plan is in place to restructure the operations of a business or discontinue an operation, contractual commitments and obligations are recorded. See the discussion in Note 2 to the consolidated financial statements.

Goodwill

We perform an annual assessment of the carrying value of goodwill. As part of this assessment, we estimate future cash flows, as well as making a risk assessment of investing in our company versus other investment opportunities. Changes in either the risk assessment or estimated future cash flows could have a material adverse impact on the carrying value of goodwill.

Long-lived Assets

The carrying value of long-lived assets is periodically assessed to insure their carrying value does not exceed their estimated net realizable future value. This assessment includes certain assumptions related to future needs for the asset to help generate future cash flow. Changes in those assessments, future economic conditions or technological changes could have a material adverse impact on the carrying value of these assets.

Deferred Taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Actual future operating results, as well as changes in our future performance, could have a material adverse impact on the valuation reserves.

Employee Benefit Obligations

We provide retirement and health care insurance for certain domestic retirees and employees. We measure the costs of our obligation based on our best estimate. The net periodic costs are recognized as employees render the services necessary to earn the post-retirement benefit. Several assumptions and statistical variables are used in the models to calculate the expense and liability related to the plans. We determine assumptions about the discount rate, the expected rate of return on plan assets and the future rate of compensation increases. The actuarial models also use assumptions on demographic factors such as retirement, mortality and turnover. Changes in actuarial assumptions could vary materially from actual results due to economic events and different rates of retirement, mortality and withdrawal.

ITEM 7A.	Quantitative and Qualitative Disclosures About Market Risk

Our consolidated cash flows and earnings are subject to fluctuations due to changes in foreign currency exchange rates and interest rates.

Foreign Currency Risk

We attempt to limit our exposure to changing foreign currency exchange rates through operational and financial market actions. We do not hold derivatives for trading purposes.

We manufacture and sell our products in a number of locations around the world, resulting in a diversified revenue and cost base that is exposed to fluctuations in European and Asian currencies. This diverse base of foreign currency revenues and costs serves to create a hedge that limits our net exposure to fluctuations in these foreign currencies.

Short-term exposures to changing foreign currency exchange rates are occasionally managed by financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of six months or less) to offset the earnings and cash flow impact of the nonfunctional currency denominated receivables and payables relating to select contracts. The decision by management to hedge any such transaction is made on a case-by-case basis. Foreign exchange forward contracts are denominated in the same currency as the receivable or payable being covered, and the term and amount of the forward foreign exchange contract substantially mirrors the term and amount of the underlying receivable or payable. The receivables and payables being covered arise from bank debt, trade and intercompany transactions of and among our foreign subsidiaries. At December 31, 2007, we did not have any forward foreign exchange contracts outstanding. We cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations.

All assets and liabilities of foreign operations with foreign functional currency are translated into U.S. dollars at prevailing rates of exchange in effect at the balance sheet date. Revenues and expenses are translated using average rates of exchange for the year. The functional currency of the Company’s German operations is the European Euro. As of January 1, 2006, the functional currency of the Company’s Singapore operations changed from the Singapore dollar to the U.S. dollar. Adjustments resulting from the process of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as a separate component of shareholders’ equity, net of tax, where appropriate. Foreign currency transaction amounts included in the statements of operation include a loss of $112,000 in 2007, a loss of $100,000 in 2006, and a gain of $3,000 in 2005. Based on our 2007 results of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the U.S. dollar, we would expect a resulting pre-tax loss/gain of approximately $1.4 million.

For more information regarding foreign currency risks, see “Foreign Currency Fluctuation – Management Discussion and Analysis” on page 27.

Interest Rate Risk

At December 31, 2007, we had $7.3 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 100 basis-point increase in interest rates would increase our annual interest expense by $10,000 for each $1.0 million of variable debt outstanding for the entire year. Based on our average variable rate borrowings outstanding in 2007, a 100 basis-point increase in interest rates would have resulted in additional interest expense of $85,000.

The Company uses derivative financial instruments in the form of interest rate swaps in managing its interest rate exposure. The Company does not hold or issue derivative financial instruments for trading purposes. When entered into, the Company formally designates the derivative financial instrument as a hedge of a specific underlying exposure if such criteria are met, and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivative financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the derivative financial instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a derivative financial instrument’s change in fair value would be immediately recognized in earnings.

The swaps are designated as cash flow hedges with the changes in fair value recorded in accumulated other comprehensive loss and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During 2007, approximately $2,000 of said adjustments were recorded to interest expense. During 2007, ineffectiveness from such hedges was $0.

At December 31, 2007, the Company had a United States Dollar (“USD”) denominated interest rate swap outstanding which effectively fixed the interest rate on floating rate debt, exclusive of lender spreads, at 5.36% for a notional principal amount of $2,000,000 through December 2010. The derivative net loss on this contract recorded in accumulated other comprehensive loss at December 31, 2007 was $79,215, which is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months.

ITEM 8.	Financial Statements and Supplementary Data

Management’s Report on Internal Control over Financial Reporting

Management of IntriCon Corporation and its subsidiaries (“the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2007, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

IntriCon Corporation and Subsidiaries

Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of IntriCon Corporation and Subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2007. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of its internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IntriCon Corporation and Subsidiaries as of December 31, 2007 and 2006 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123(R), “Share-Based Payment.”

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota

March 7, 2008

IntriCon Corporation

Consolidated Statements of Operations

Years ended December 31	2007	2006	2005

Sales, net	$68,983,380	$51,725,952	$44,455,251

Costs of sales	51,738,573	39,304,003	32,853,426

Gross profit	17,244,807	12,421,949	11,601,825

Operating expenses:
Selling expense	4,034,135	3,410,226	3,569,948
General and administrative expense	6,858,582	4,921,818	4,793,239
Research and development expense	3,088,770	2,122,594	1,817,384
Total operating expenses	13,981,487	10,454,638	10,180,571

Operating income	3,263,320	1,967,311	1,421,254
Interest expense	978,145	498,521	409,199
Interest income	(84,524)	(48,003)	(52,482)
Equity in earnings of partnerships	157,500	—	—
Other (income) expense, net	164,288	101,831	(106,343)
Income from continuing operations before income taxes and discontinued operations	2,047,911	1,414,962	1,170,880

Income tax expense	180,673	174,460	409,423

Income before discontinued operations	1,867,238	1,240,502	761,457
Income (loss) from discontinued operations, net of income taxes (Note 2)	—	(77,990)	767,230
Net income	$1,867,238	$1,162,512	$1,528,687

Basic income (loss) per share:

Continuing operations	$.36	$.24	$.15
Discontinued operations	—	(.01)	.15
Net income	$.36	$.23	$.30

Diluted income (loss) per share:
Continuing operations	$.34	$.23	$.14
Discontinued operations	—	(.01)	.15
Net income	$.34	$.22	$.29

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

At December 31,

Assets	2007	2006

Current assets

Cash	$1,651,145	$599,459

Restricted cash	72,231	60,158

Accounts receivable, less allowance for doubtful accounts of $259,000 at December 31, 2007 and $246,000 at December 31, 2006	8,408,149	8,456,450

Inventories	9,835,060	9,030,615

Refundable income taxes	28,297	103,587
Note receivable from sale of discontinued operations, less allowance of $225,000 at 2007 and 2006	75,000	300,000

Other current assets	775,206	235,418

Total current assets	20,845,088	18,785,687

Property, plant and equipment
Machinery and equipment	36,959,184	28,767,904
Less: accumulated depreciation and amortization	28,500,318	21,994,344
Net property, plant and equipment	8,458,866	6,773,560

Long-term note receivable from sale of discontinued operations	—	75,000

Goodwill	8,238,020	5,927,181

Investment in partnerships	1,590,426	1,800,000

Other assets, net	1,543,127	920,051

	$40,675,527	$34,281,479

See accompanying notes to the consolidated financial statements.

At December 31,

Liabilities and Shareholders’ Equity	2007	2006

Current liabilities

Checks written in excess of cash	$1,209,642	$661,756
Current maturities of long-term debt	1,476,665	952,730
Accounts payable	3,965,914	5,161,450
Customers’ advance payments on contracts	190,062	—
Income tax payable	74,549	173,810
Deferred gain on building sale and other	110,084	110,084
Partnership payable	260,000	260,000
Other accrued liabilities	4,192,693	3,021,201

Total current liabilities	11,479,609	10,341,031

Long-term debt, less current maturities	6,963,410	3,830,461
Other post-retirement benefit obligations	816,532	1,063,744
Partnership payable	1,020,000	1,280,000
Note payable, net of current portion (Amecon)	259,360	515,720
Deferred income taxes	89,273	79,273
Accrued pension liability	624,517	628,569
Deferred gain on building sale	825,631	935,715
Commitments and contingencies (notes 7 and 15)

Shareholders’ equity
Common shares, $1 par; 10,000,000 shares authorized;
5,813,491 and 5,706,235 shares issued; 5,297,737 and 5,190,481 outstanding	5,813,491	5,706,235
Additional paid-in capital	13,391,449	12,339,988
Retained earnings (accumulated deficit)	877,733	(989,505)
Accumulated other comprehensive loss	(220,400)	(184,674)
	19,862,273	16,872,044

Less: 515,754 common shares held in treasury, at cost	(1,265,078)	(1,265,078)

Total shareholders’ equity	18,597,195	15,606,966

	$40,675,527	$34,281,479

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended December 31,	2007	2006	2005

Cash flows from operating activities:
Net income	$1,867,238	$1,162,512	$1,528,687
Adjustments to reconcile net income to net cash provided (used) by operating activities:
(Income) loss from discontinued operations	—	77,990	(767,230)
Depreciation and amortization	2,127,568	1,849,354	2,069,170
Stock-based compensation	280,376	213,531	—
Gains on sale of property and equipment	(3,858)	(334)	(2,215)
Deferred taxes	10,000	41,548	(103,593)
Change in deferred gain	(110,084)	(55,033)	—
Allowance for doubtful accounts	(11,670)	(124,651)	(193,809)
Allowance for note receivable	—	78,923	—
Equity in earnings of partnerships	157,500	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,242,457	(1,379,448)	(2,197,276)
Inventories	(4,607)	(2,119,322)	(2,407,509)
Other assets	(476,464)	210,846	(545,111)
Accounts payable	(1,966,327)	2,024,771	1,328,757
Accrued expenses	445,585	(123,553)	78,840
Customers advance payments on contracts	10,229	—	(12,764)
Other liabilities	(34,631)	(200,745)	(1,309,218)

Net cash provided (used) by continuing operations	3,533,313	1,656,389	(2,533,271)

Net cash provided (used) by discontinued operations	—	(77,990)	3,810,723

Net cash provided by operating activities	3,533,313	1,578,399	1,277,452

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,763,217)	(3,180,322)	(794,192)
Cash paid for acquisition of assets of Amecon, Inc	—	(3,141)	(378,365)
Cash paid for acquisitions, net of cash received	(4,606,251)	—	—
Proceeds from sales of property, plant and equipment	9,169	2,568,363	7,600
Proceeds from note receivable	300,000	50,000	—
Net cash used by investing activities	(7,060,299)	(565,100)	(1,164,957)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	425,513	164,865
Proceeds from exercise of stock options	872,221	113,534	48,400
Repayments of short-term borrowings	—	(142,382)	(3,171,447)
Proceeds from long term borrowings	9,483,583	2,654,034	5,080,568
Repayments of long-term debt	(6,093,137)	(4,622,893)	(1,458,470)
Payments of partnership payable	(260,000)	(260,000)	—
Change in restricted cash	(12,073)	—	381,379
Change in checks written in excess of cash	547,886	263,757	(267,099)

Net cash provided (used) by financing activities	4,538,480	(1,568,437)	778,196

Effect of exchange rate changes on cash	40,192	45,195	(27,719)
Increase (decrease) in cash	1,051,686	(509,943)	862,972
Cash beginning of year	599,459	1,109,402	246,430

Cash end of year	$1,651,145	$599,459	$1,109,402

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years ended December 31, 2007, 2006 and 2005

	Common Stock Number of Shares	Common Stock $ Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Comprehensive Income	Treasury Stock	Total Shareholders’ Equity

Balance December 31, 2004	5,644,968	$5,644,968	$12,025,790	$(3,680,704)	$(597,119)		$(1,265,078)	$12,127,857

Exercise of stock options	20,600	20,600	27,800					48,400

Net income				1,528,687		$1,528,687		1,528,687

Translation gain, net of income taxes of $0					384,567	384,567		384,567

Comprehensive income						$1,913,254

Balance December 31, 2005	5,665,568	5,665,568	12,053,590	(2,152,017)	(212,552)		(1,265,078)	14,089,511

Exercise of stock options	40,667	40,667	72,867					113,534

Stock option expense			213,531					213,531

Net income				1,162,512		$1,162,512		1,162,512

Translation gain, net of income taxes of $0					27,878	27,878		27,878

Comprehensive income						$1,190,390

Balance December 31, 2006	5,706,235	5,706,235	12,339,988	(989,505)	(184,674)		(1,265,078)	15,606,966

Exercise of stock options	106,502	106,502	765,719					872,220

Shares issued in lieu of cash for services	754	754	5,366					6,120

Stock option expense			280,376					280,376

Net income				1,867,238		$1,867,238		1,867,238

Change in fair value of interest rate swap, net of income taxes of $0					(79,215)	(79,215)		(79,215)

Translation gain, net of income taxes of $0					43,489	43,489		43,489

Comprehensive income						$1,831,512

Balance December 31, 2007	5,813,491	$5,813,491	$13,391,449	$877,733	$(220,400)		$(1,265,078)	$18,597,195

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (formerly Selas Corporation of America) (referred to as the Company or we, us or our) designs, develops, engineers and manufactures microminiaturized medical and electronic products. The Company supplies microminiaturized components, systems and molded plastic parts, primarily to the hearing instrument manufacturing industry, as well as the computer, electronics, telecommunications and medical equipment industries. In addition to its Arden Hills headquarters, the Company has facilities in California, Maine, Singapore and Germany.

Basis of Presentation – A portion of the Company’s former Heat Technology segment, operating through a wholly-owned subsidiary located in France, filed insolvency in 2003. The Company has reclassified the historical financial data related to this operation into discontinued operations. In the fourth quarter of 2003, the Company initiated its plan to dispose of the remaining Heat Technology segment. This segment consists of the operating assets of Selas Corporation of America in Dresher, Pa., and subsidiaries located in Tokyo, Japan and Ratingen, Germany. The Company has accounted for the plan to dispose of the subsidiaries as a discontinued operation and, accordingly, has reclassified the historical financial data. Consequently, the financial statements reflect in continuing operations the business previously known as its Precision Miniature Medical and Electronics segment. See further information in Note 2.

Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company owns 90 percent of its Germany subsidiary, with the remaining 10 percent owned by the general manager. All material intercompany transactions and balances have been eliminated in consolidation.

Segment Disclosures – The Company has reviewed the Statement of Financial Accounting Standards No. 131 (SFAS No. 131), “Disclosures about Segments of an Enterprise and Related Information,” and has determined that the Company meets the aggregation criteria as its various operations do not have discrete assets and are managed as one business.

Use of Estimates – Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the recording of reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates.

Revenue Recognition – The Company’s continuing operations recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Under contractual terms shipments are generally FOB shipment point.

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

Shipping and Handling Costs – In accordance with Emerging Issues Task Force (ETIF) Issue 00-10, “Accounting for Shipping and Handling Fees and Costs,” the Company is including shipping and handling revenues in sales and shipping and handling costs in cost of sales.

Fair Value of Financial Instruments – The carrying value of cash, short-term accounts and notes receivable, notes payable, trade accounts payables, and other accrued expenses approximate fair value because of the short maturity of those instruments. The fair values of the Company’s long-term debt and interest rate swap agreement approximate their carrying values based upon current market rates of interest.

Concentration of Cash – The Company deposits its cash in what management believes are high credit quality financial institutions. The balance, at times, may exceed federally insured limits.

Restricted Cash – Restricted cash consists of cash deposits required to secure a credit facility at our Singapore location.

Accounts Receivable – The Company reviews customers’ credit history before extending unsecured credit and established an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are shown net of allowance for uncollectible accounts of $259,000 and $246,000 at December 31, 2007 and 2006, respectively.

Inventories – Inventories are stated at the lower of cost or market. The cost of the inventories was determined by the average cost and first-in, first-out methods.

Property, Plant and Equipment – Property, plant and equipment are carried at cost. Depreciation is computed by straight-line and accelerated methods using estimated useful lives of 5 to 40 years for buildings and improvements, and 3 to 12 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Improvements are capitalized and expenditures for maintenance, repairs and minor renewals are charged to expense when incurred. At the time assets are retired or sold, the costs and accumulated depreciation are eliminated and the resulting gain or loss, if any, is reflected in the consolidated statement of operations. Depreciation expense was $2,128,000, $1,849,000, and $1,967,000 for the years ended December 31, 2007, 2006, and 2005, respectively.

Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of – The Company reviews its long-lived assets, certain identifiable intangibles, and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

The test for goodwill impairment is a two-step process, and is performed at least annually. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities.

Other amortizable intangible assets are otherwise expensed over the expected life of the asset. Amortization expense was $65,000 for the year ended December 31, 2007. Remaining amortization expense related to other amortizable intangible assets is as follows: 2008 - $111,000, 2009 - $111,000, 2010 - $111,000, 2011 - $111,000, 2012 - $65,000, thereafter - $19,000.

Investment in Equity Instruments – On December 27, 2006, the Company purchased a membership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP). Members of the partnership include the largest six hearing aid manufacturers as well as several other smaller manufacturers. The purchase price of $1,800,000 included a 9% equity interest in K/S HIMPP as well as a license agreement that will grant the Company access to over 45 US registered patents. The Company accounted for the K/S HIMPP investment using the equity method of accounting for common stock, as the equity interest is deemed to be “more than minor” as defined in AICPA Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures”. The investment required a $260,000 payment made at the time of closing. The unpaid balance of $1,280,000 at December 31, 2007 will be paid in four annual installments of $260,000 in 2008 through 2011, with a final installment of $240,000 in 2012. The unpaid balance is unsecured and bears interest at an annual rate of 4%, which is payable annually with each installment. The investment in the partnership exceeded underlying net assets by approximately $1,475,000. Based on the final assessment of the partnership, the Company has determined that approximately $345,000 of the excess of the investment over the underlying partnership assets relates to underlying patents. The remaining $1,130,000 of the excess of the investment over the underlying partnership assets has been assigned to the non-exclusive patent license agreement and is included in investment in partnerships on the balance sheet. The Company has recorded a $332,500 decrease in the carrying amount of the investment, reflecting amortization of the patents, patent license agreement and the Company’s portion of the partnership’s operating results for the twelve months ended December 31, 2007. Remaining annual amortization expense related to partnership intangibles is $147,500 through 2016.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation reserves are established to the extent the future benefit from the deferred tax assets realization is uncertain. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2007, the Company had accrued zero for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2003-2006. The Company does not expect any reasonably possible material changes to the estimated amounts associated with its uncertain tax positions and related accruals for interest and penalties through December 31, 2008.

Employee Benefit Obligations – The Company provides pension and health care insurance for certain domestic retirees and employees of its discontinued operations. These obligations have been included in continuing operations as the Company expects to retain these obligations. The Company also provides retirement related benefits for certain foreign employees. The Company measures the costs of its obligation based on actuarial determinations. The net periodic costs are recognized as employees render the services necessary to earn the post-retirement benefit.

Several assumptions and statistical variables are used in the models to calculate the expense and liability related to the plans. Assumptions about the discount rate, the expected rate of return on plan assets and the future rate of compensation increases are determined by the Company. Note 10 includes disclosure of these rates on a weighted-average basis, encompassing the plans. The actuarial models also use assumptions on demographic factors such as retirement, mortality and turnover. The Company believes the assumptions are within accepted guidelines and ranges. However, these actuarial assumptions could vary materially from actual results due to economic events and different rates of retirement, mortality and withdrawal.

Stock Option Plan – Under the various Company stock-based compensation plans, executives, employees and outside directors receive awards of options to purchase common stock. Under all awards, the terms are fixed at the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest from one to five years, and the option’s maximum term is 10 years. Options issued to directors vest from one to three years. One plan also permits the granting of stock awards, stock appreciation rights, restricted stock units and other equity based awards.

The Company adopted SFAS 123R on January 1, 2006 using the modified prospective approach. SFAS 123R applies to new awards and to awards that were outstanding on January 1, 2006 that are subsequently modified, repurchased, cancelled or unvested. The Company expenses the grant-date fair values of stock options and awards ratably over the vesting period of the related share-based award. Please see Note 12 for additional information.

Product Warranty – The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assessed the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability as of December 31, 2007, 2006 and 2005:

	2007	2006	2005
Beginning of the year balance	$104,500	$124,483	$92,317

Warranty expense	79,900	52,558	197,417
Closed warranty claims	(48,400)	(72,541)	(165,251)

End of the year balance	$136,000	$104,500	$124,483

Advertising Costs – Advertising costs are charged to expense as incurred. Advertising costs were $118,000, $133,000, and $101,000, for the years ended December 31, 2007, 2006, and 2005, respectively, and are included in selling expense in the consolidated statements of operations.

Research and Development Costs – Research and development costs, net of customer funding amounted to $3.1 million, $2.1 million, and $1.8 million in 2007, 2006 and 2005, respectively. Such costs are charged to expense when incurred.

The following table sets forth development costs associated with customer funding:

	Year ended December 31,
	2007	2006	2005
Total cost incurred	$362,000	$876,000	$359,000
Amount funded by customers	(281,000)	(762,000)	(183,000)
Net expense	$81,000	$114,000	$176,000

Income Per Share – Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted income per common share reflects the potential dilution of securities that could share in the earnings. The Company uses the treasury stock method for calculating the dilutive effect of stock options.

Comprehensive Income – Comprehensive income consists of net income, change in fair value of derivative instruments, foreign currency translation adjustments, and minimum pension liability adjustments and is presented in the consolidated statements of shareholders’ equity and comprehensive income.

New Accounting Pronouncements

FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) in February 2007. This statement expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective beginning with the first fiscal year that begins after November 15, 2007. The Company does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial statements.

On December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations”. FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141R will change the accounting treatment for certain specific items, including:

•	Acquisition costs will be generally expensed as incurred;
•	Noncontrolling interests (formerly known as “minority interests” will be valued at fair value at the acquisition date);
•

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

•	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;
•	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and
•	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

FAS 141(R) also includes a substantial number of new disclosure requirements. The statement applies to the Company prospectively for business combinations for which the acquisition date is on or after January 1, 2009. Earlier adoption is prohibited.

On December 4, 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51”. Statement 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest.

Statement 160 is effective for the Company for fiscal years, and interim periods within those fiscal years, beginning with the year ended December 31, 2009. Earlier adoption is prohibited.

2.   DISCONTINUED OPERATIONS

The Company has embarked on a strategy to focus on its Precision Miniature Medical and Electronics Products markets for future growth.

Consistent with this strategy, in 2003, the Company initiated its plan to sell the remainder of its Heat Technology segment and classified it as a discontinued operation. This segment consisted of the operating assets of Selas Corporation of America located in Dresher, Pennsylvania, Nippon Selas located in Tokyo, Japan and Selas Waermetechnik in Ratingen, Germany. In the third quarter of 2004, Selas Corporation of America reacquired Selas Waermetechnik GmbH, which was previously part of Selas SAS. Selas SAS filed insolvency in August of 2003. Since the Selas SAS insolvency filing, Selas Wäermetechnik GmbH had been under the control of a French court administrator. The Company owned the rights to the Selas name and the technology for the European market. In the first quarter of 2005, the Company sold the remainder of its Heat Technology segment, including the stock of Nippon Selas and Selas Waermetechnik GmbH. The total purchase price was approximately $3.5 million, of which approximately $2.7 million was paid in cash and $800,000 was paid in the form of a unsecured subordinated promissory note. The note is payable in twelve quarterly installments commencing on April 1, 2006 and bears 8 percent per annum on the outstanding principal balance. The principal balance outstanding on the note was $300,000 and $600,000 at December 31, 2007 and 2006, respectively. The Company has set-up an allowance for the note of $225,000 at December 31, 2007 and 2006, respectively.

The following table shows the results of operations of the Company’s Heat Technology segment:

	Year ended December 31,
	2006	2005
	(in thousands)
Sales, net	$—	$2,128
Operating costs and expenses	(78)	1,648
Operating income (loss)	(78)	480
Other expense, net (including loss on abandonment)	—	218
Income (loss) from operations before income tax (benefit)	(78)	698
Income tax expense (benefit)	—	(69)
Net income (loss) from discontinued operations	$(78)	$767

3.   ACQUISITIONS

On May 22, 2007, the Company completed the acquisition of substantially all of the assets, other than real estate, of Tibbetts Industries, Inc. (“Tibbetts”), a privately held designer and manufacturer of components used in hearing aids and medical devices, based in Camden, Maine. The acquisition expanded the Company’s component technology and customer base.

Pursuant to an asset purchase agreement, dated as of April 19, 2007, by and among the Company and Tibbetts and certain of the principal shareholders of Tibbetts, the Company purchased substantially all of the assets of Tibbetts, other than real estate, for cash of $4,500,000, subject to a closing adjustment, and the assumption of certain liabilities (total purchase price of $5,569,000 including acquisition costs of $228,000). Certain escrow amounts will be distributed to the seller at the conclusion of the respective escrow periods. The acquisition was financed with borrowings under the Company’s new credit facility, as further described in Note 7.

In addition, the Company entered into a five year lease and a ten year lease, for Tibbetts’ two facilities in Camden, Maine, in each case with an option to renew for two additional periods of five years each.

The Company has accounted for the Tibbetts acquisition, utilizing the generally accepted accounting principles of SFAS Nos. 141, “Business Combinations”, and 142, “Goodwill and Other Intangible Assets”. Under the purchase method of accounting, the assets and liabilities of Tibbetts were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. Likewise, the results of operations of the Tibbetts’ operations since May 22, 2007 have been included in the accompanying consolidated statements of operations. The preliminary allocation of the net purchase price of the acquisition resulted in goodwill of approximately $2,288,000. The goodwill represents operating and market synergies that we expect to be realized as a result of the acquisition and future opportunities and is also deductible for tax purposes based on a 15 year amortization schedule. The purchase price allocation is based on estimates of fair values of assets acquired and liabilities assumed. The valuation requires the use of significant assumptions and estimates. These estimates were based on assumptions the Company believes to be reasonable. However, actual results may differ from these estimates.

The purchase price was as follows (amounts in thousands):

Cash	$4,500
Liabilities assumed	841
Acquisition costs	228
Total purchase price	$5,569

The following table summarizes the purchase price allocation for the Tibbetts acquisition (amounts in thousands):

Cash	$130
Other current assets	1,993
Intangible assets subject to amortization (through 2022)	108
Goodwill	2,288
Other long-term assets	1,050
Current liabilities	(841)
Total purchase price allocation, net of liabilities assumed	$4,728

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of Tibbetts had occurred at January 1, 2006. All amounts presented are in thousands. The historical consolidated financial information has been adjusted to give effect to pro forma events that are directly attributable to the acquisition and are factually supportable, including the increase in interest expense related to the borrowings used to fund the acquisition and the increase in depreciation expense of Tibbetts related to the step-up of fixed assets to fair value. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed on the dates indicated. In addition, the unaudited pro forma condensed consolidated financial information does not purport to project the future financial position or operating results of the Company after completion of the acquisition.

(amounts in thousands)	Twelve months ended
	December 31, 2007	December 31, 2006
Net sales	$71,433	$58,940
Cost of sales	53,826	44,521
S, G & A	14,614	12,061
Interest expense	1,255	824
Other expense	249	98
Income from continuing operations before income taxes	$1,489	$1,436
Earnings per share:
Basic	$0.29	$0.24
Diluted	$0.27	$0.23
Weighted average number of shares outstanding:
Basic	5,210	5,159
Diluted	5,520	5,320

The pro forma income from continuing operations for each period presented includes the increase in interest expense related to the borrowings used to fund the acquisition and the increase in depreciation expense of Tibbetts related to the step-up of fixed assets to fair value.

On October 6, 2005, our subsidiary, RTI Electronics, Inc., acquired the assets of Amecon Inc. Amecon is primarily engaged in the research, development, manufacture, marketing and sale of toroidal power and low voltage instrument transformers, current sense transformers and filter inductors, magnetic amplifiers, AC/DC load sensors. The purchase price for the assets was $1,275,000 (after adjustment pursuant to the asset purchase agreement) and required a $10,000 initial deposit and $240,000 payment made at the time of closing. The unpaid balance of $512,720 at December 31, 2007 will be paid in two equal annual installments beginning on October 6, 2008. The unpaid balance is unsecured and bears interest at an annual rate of 5%, which shall be payable annually with each principal payment. The assets acquired included $228,000 of inventory, $516,000 of fixed assets, and $663,000 of goodwill based on fair value at the date of purchase and direct and out-of-pocket acquisition costs. The goodwill is deductible for tax purposes. The Company accounted for the Amecon acquisition using the purchase method of accounting which requires that the assets acquired and any liabilities assumed to be recorded at the date of acquisition at their respective fair values. The consolidated financial statements and results of operations reflect Amecon Inc. after the acquisition. The cost to acquire the business was allocated to the underlying assets acquired. The acquisition expanded the business of the Company with manufacturing of toroidal power and low voltage instrument transformers, current sense transformers and filter inductor, magnetic amplifiers, AD/DC load sensors. The excess of the purchase price over identifiable assets was recorded as goodwill.

4.   GEOGRAPHIC INFORMATION

The geographical distribution of long-lived assets and net sales to geographical areas as of and for the years ended December 31, 2007, 2006 and 2005 are set forth below:

Long-lived Assets

	2007	2006	2005

United States	$18,737,623	$14,398,571	$12,075,118
Other	1,092,816	1,097,221	550,516

Consolidated	$19,830,439	$15,495,792	$12,625,634

Long-lived assets consist primarily of property and equipment, investment in partnerships and goodwill. The Company capitalizes long-lived assets pertaining to the production of specialized parts. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

Net Sales to Geographical Areas

	2007	2006	2005

United States	$49,102,782	$35,429,666	$30,550,130
Germany	3,476,768	2,293,875	3,338,149
China	2,488,852	2,232,405	1,310,064
Switzerland	2,200,781	1,653,803	1,157,116
Singapore	1,580,854	1,786,344	1,294,019
Japan	1,280,774	1,919,659	1,502,430
France	939,847	405,713	259,790
United Kingdom	698,703	736,670	793,079
Turkey	488,539	194,561	85,860
Canada	445,198	502,203	835,732
All other countries	6,280,282	4,571,053	3,328,882

Consolidated	$68,983,380	$51,725,952	$44,455,251

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

In 2007, one customer accounted for 11 percent of the Company’s consolidated net sales. In 2006 and 2005, no one customer accounted for more than 10 percent of the Company’s consolidated net sales. During 2007, the top five customers accounted for approximately $26 million or 38 percent of the Company’s consolidated net sales. During 2006, the top five customers accounted for approximately $16 million or 30 percent of the Company’s consolidated net sales. During 2005, the top five customers accounted for approximately $15 million or 35 percent of the Company’s consolidated net sales.

At December 31, 2007 one customer accounted for 14 percent of the Company’s consolidated accounts receivable. At December 31, 2006 one customer accounted for 10 percent of the Company’s consolidated accounts receivable.

5.   GOODWILL

The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets,” which sets forth new financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized but tested for impairment on a periodic basis.

In conjunction with the acquisitions of Tibbetts on May 22, 2007 and Amecon on October 6, 2005 approximately $2,288,000 and $663,000 of goodwill were recognized, respectively (see Note 3).

The Company performed the required goodwill impairment test during the years ended December 31, 2007, 2006, and 2005. As part of compliance with this standard, the Company completed or obtained an analysis to assess the fair value of its business units to determine whether goodwill carried on its books was impaired and the extent of such impairment, if any for the years ended December 31, 2007, 2006, and 2005. For each year, the analysis used the discounted future returns method; future benefits over a period of time are estimated and then discounted back to present value. Based upon this analysis, the Company determined that its current goodwill balances were not impaired as of December 31, 2007 and 2006.

The changes in the carrying amount of goodwill for the years presented are as follows:

Carrying amount at December 31, 2005	$5,754,219
Goodwill acquired during the year	172,962
Carrying amount at December 31, 2006	5,927,181
Goodwill acquired during the year	2,310,839
Carrying amount at December 31, 2007	$8,238,020

6.   INVENTORIES

Inventories consisted of the following:

	Raw materials	Work-in process	Finished products and components	Total
December 31,

2007
Domestic	$3,710,360	$1,779,539	$1,598,241	$7,088,140
Foreign	1,226,589	1,043,245	477,086	2,746,920

Total	$4,936,949	$2,822,784	$2,075,327	$9,835,060

2006
Domestic	$3,608,967	$1,497,706	$1,756,046	$6,862,719
Foreign	1,162,716	876,277	128,903	2,167,896

Total	$4,771,683	$2,373,983	$1,884,949	$9,030,615

7.   SHORT AND LONG-TERM DEBT

Short and long term debt at December 31, 2007 and 2006 were as follows:

	2007	2006
Domestic Asset-Based Revolving Credit Facility	$3,000,000	$3,569,349
Foreign Overdraft and Letter of Credit Facility	1,071,009	1,044,791
Domestic Term Loan	4,275,000	—
Domestic Capital Equipment Leases	94,066	169,051
Total Debt	8,440,075	4,783,191
Less: Current maturities	(1,476,665)	(952,730)
Total Long Term Debt	$6,963,410	$3,830,461

Payments Due by Period

	2008	2009	2010	2011	2012	Thereafter	Total
Domestic credit facility	$—	$—	$—	$—	$3,000,000	$—	$3,000,000
Domestic term loan	506,250	731,250	1,068,750	1,293,750	675,000	—	4,275,000
Foreign overdraft and letter of credit facility	928,537	142,472	—	—	—	—	1,071,009
Capital leases	41,878	41,344	10,844	—	—	—	94,066
Total debt	$1,476,665	$915,066	$1,079,594	$1,293,750	$3,675,000	$—	$8,440,075

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

Proceeds from the new facility were used to repay amounts owed under the prior credit facilities of approximately $5.0 million and the $4.5 million purchase price to complete the Tibbetts asset acquisition.

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

Weighted average interest on the domestic asset-based revolving credit facilities (including the prior credit facility) was 7.82% and 8.17% for 2007 and 2006, respectively.

The new credit facility will expire and all outstanding loans will become due and payable on June 30, 2012. The term loan requires quarterly principal payments, commencing on September 30, 2007, based on an increasing installment schedule, with any balance due on June 30, 2012. The principal balance of the term loan was $4,275,000 at December 31, 2007.

The outstanding balance of the revolving credit facilities was $3,000,000 and $3,569,349 at December 31, 2007 and 2006, respectively. The total remaining availability on the revolving credit facility was $4,442,950 at December 31, 2007.

The revolving facility carries a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

The Company is subject to various covenants under the credit facility, including financial covenants relating to tangible net worth, funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization, fixed charge coverage ratio and capital expenditures. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things, incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equityholders; purchase or redeem any of its equity interests or any warrants, options or other rights in respect thereof; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. Effective as of September 30, 2007, the credit facility was amended to change the tangible net worth covenant. As of December 31, 2007, the Company was in compliance with all financial covenants under the credit facility, as amended.

Upon the occurrence and during the continuance of an event of default (as defined in the credit facility), the lender may, among other things: terminate its commitments to the borrowers (including terminating or suspending its obligation to make loans and advances); declare all outstanding loans, interest and fees to be immediately due and payable; take possession of and sell any pledged assets and other collateral; and exercise any and all rights and remedies available to it under the Uniform Commercial Code or other applicable law. In the event of the insolvency or bankruptcy of any borrower, all commitments of the lender will automatically terminate and all outstanding loans, interest and fees will be immediately due and payable. Events of default include, among other things: failure to pay any amounts when due; material misrepresentation; default in the performance of any covenant, condition or agreement to be performed that is not cured within 20 days after notice from the lender; default in the payment of other indebtedness or other obligation with an outstanding principal balance of more than $50,000, or of any other term, condition or covenant contained in the agreement under which such obligation is created, the effect of which is to allow the other party to accelerate such payment or to terminate the agreements; the insolvency or bankruptcy of any borrower; the entrance of any judgment against any borrower in excess of $50,000, which is not fully covered by insurance; the occurrence of a change in control (as defined in the credit facility); certain collateral impairments; and a contribution failure with respect to any employee benefit plan that gives rise to a lien under ERISA.

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

The revolving facility carried a commitment fee of 0.25% per year, payable on the unborrowed portion of the line. Additionally, the credit facility required an annual fee of $27,500 due on August 31, 2007, and 2008. Upon termination of the credit facility by us prior to maturity, the Company was required to pay a termination fee equal to 2% of the total of the maximum amount available under the revolving credit facility, equal to $110,000, which is included in interest expense, plus the amounts then outstanding under the term loan.

The credit facility originally included a real estate loan with an original principal balance of $1,500,000, which was associated with our Vadnais Heights manufacturing facility. In June 2006, the Company completed a sale-leaseback of the Vadnais Heights manufacturing facility. The transaction generated proceeds of $2,650,000, of which $1,388,000 was used to repay the associated real estate loan and the remainder to pay down our domestic revolver. The remaining gain on the sale of $935,715 is being recognized over the initial 10-year lease term as the renewal options in the lease are not assured and a penalty does not exist if we do not exercise the renewal options.

In addition to its domestic credit facilities, on August 15, 2005, the Company’s wholly-owned subsidiary, RTI Tech, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1.8 million line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 6.36% and 6.47% for 2007 and 2006, respectively. The outstanding balance was $1,071,009 and $1,044,791 at December 31, 2007 and 2006, respectively. The total remaining availability on the international senior secured credit agreement was $739,576 at December 31, 2007.

During 2005, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment. For 2005, the total principal amount of these leases was $314,000 with effective interest rates ranging from 6.7% to 8.0%. These agreements range from 3 to 5 years. The outstanding balance under these capital lease agreements at December 31, 2007 and 2006 was $94,000 and $169,000, respectively. The accumulated amortization on leased equipment was $118,975 and $74,129 at December 31, 2007 and 2006, respectively. The amortization of capital leases is included in depreciation expense for 2007, 2006 and 2005.

8.   OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2007, and 2006 were as follows:

	2007	2006

Salaries, wages and commissions	$2,496,610	$1,583,452
Taxes, including payroll withholdings and excluding income taxes	101,617	58,011
Accrued severance benefits	100,000	—
Accrued professional fees	161,736	178,662
Current portion of note payable	256,360	253,360
Deferred revenue	113,618	152,147
Other	962,752	795,569

	$4,192,693	$3,021,201

9.   DOMESTIC AND FOREIGN INCOME TAXES

Domestic and foreign income taxes (benefits) from continuing operations were comprised as follows:

	Years ended December 31,
	2007	2006	2005
Current
Federal	$—	$—	$223,028
State	(11,978)	21,654	6,396
Foreign	182,651	111,258	286,176
	170,673	132,912	515,600
Deferred
Federal	—	—	(106,177)
State	—	—	—
Foreign	10,000	41,548	—
	10,000	41,548	(106,177)

Income taxes	$180,673	$174,460	$409,423

Income (loss) from continuing operations before income taxes is as follows:
Foreign	1,088,951	1,492,092	1,166,891
Domestic	958,960	(77,130)	3,989
	$2,047,911	$1,414,962	$1,170,880

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate based on income (loss):

	Years ended December 31,
	2007	2006	2005

Tax provision at statutory rate	34.0%	34.0%	34.0%
Change in valuation allowance	(20.9)	0.5	(24.0)
Effect of foreign tax rates	(8.7)	(25.1)	20.0
State taxes net of federal benefit	1.4	1.5	0.6
Tax benefits related to export sales	—	(2.0)	(1.0)
Other	3.1	3.4	5.4

Domestic and foreign income tax rate	8.8%	12.3%	35.0%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2007, and 2006 are presented below:

	2007	2006
Deferred tax assets:
Net operating loss carry forwards	$5,299,146	$5,748,385
Post-retirement benefit obligations	475,859	537,729
Goodwill amortization	269,948	399,091
State income taxes	483,594	605,554
Inventory reserves	901,720	843,445
Guarantee obligations and estimated future costs of service accruals	35,700	25,500
Compensated absences, principally due to accrual for financial reporting purposes	225,041	198,700
Other	442,827	204,045
Total gross deferred tax assets	8,133,835	8,562,449
Less: valuation allowance	8,133,835	8,562,449
Net deferred tax assets	—	—
Deferred tax liabilities:
Plant and equipment, principally due to differences in depreciation and capitalized interest	(89,273)	(79,273)
Total gross deferred tax liabilities	(89,273)	(79,273)
Net deferred tax liabilities	$(89,273)	$(79,273)

Domestic and foreign deferred taxes were comprised as follows:

December 31, 2007	Federal	State	Foreign	Total

Current deferred asset	$—	$—	$—	$—
Non-current deferred liability	—	—	(89,273)	(89,273)

Net deferred tax liability	$—	$—	$(89,273)	$(89,273)

December 31, 2006	Federal	State	Foreign	Total

Current deferred asset	$—	$—	$—	$—
Non-current deferred liability	—	—	(79,273)	(79,273)

Net deferred tax liability	$—	$—	$(79,273)	$(79,273)

The valuation allowance is maintained against deferred tax assets which the Company has determined are not likely to be realized. In addition, the Company has net operating loss carryforwards for Federal tax purposes of approximately $15.6 million that begin to expire in 2022. Subsequently recognized tax benefits, if any, relating to the valuation allowance for deferred tax assets or realization of net operating loss carryforwards will be reported in the consolidated statements of operations.

The Company has not recognized a deferred tax liability relating to cumulative undistributed earnings of controlled foreign subsidiaries that are essentially permanent in duration. If some or all of the undistributed earnings of the controlled foreign subsidiaries are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, historical taxable income including available net operating loss carryforwards to offset taxable income, and projected future taxable income in making this assessment.

10.   EMPLOYEE BENEFIT PLANS

The Company has defined contribution plans for most of its domestic employees. Under these plans, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plans. The Company contribution to these plans for 2007, 2006, and 2005 was $360,070, $288,726, and $253,568, respectively.

The Company provides post-retirement medical benefits to certain domestic full-time employees who meet minimum age and service requirements. In 1999, a plan amendment was instituted which limits the liability for post-retirement benefits beginning January 1, 2000 for certain employees who retire after that date. This plan amendment resulted in a $1.1 million unrecognized prior service cost reduction which will be recognized as employees render the services necessary to earn the post-retirement benefit. The Company’s policy is to pay the cost of these post-retirement benefits when required on a cash basis. The Company also has provided certain foreign employees with retirement related benefits.

The following table presents the amounts recognized in the Company’s consolidated balance sheet at December 31, 2007 and 2006 for post-retirement medical benefits:

	2007	2006
Change in Projected Benefit Obligation
Projected benefit obligation at January 1	$1,243,744	$1,490,749

Service cost (excluding administrative expenses)	629	5,029
Interest cost	69,225	71,175
Actuarial (gain)	(132,066)	(108,605)
Participant contributions	115,000	115,702
Benefits paid	(295,000)	(330,306)

Projected benefit obligation at December 31	1,001,532	1,243,744

Change in fair value of plan assets
Employer contributions	180,000	214,604
Participant contributions	115,000	115,702
Benefits paid	(295,000)	(330,306)

Fair value of plan assets at December 31	—	—

Funded status	(1,001,532)	(1,243,744)

Amount recognized in statement of financial position
Current liabilities	185,000	180,000
Noncurrent liabilities	816,532	1,063,744
Net amount	$1,001,532	$1,243,744

Amount recognized in other comprehensive income
Unrecognized net actuarial gain (loss)	—	—
Total	$—	$—

Accrued post-retirement medical benefit costs are classified as other post-retirement benefit obligations as of December 31, 2007 and 2006.

Net periodic post-retirement medical benefit costs for 2007, 2006 and 2005 included the following components:

	2007	2006	2005
Service cost	$629	$5,029	$8,899
Interest cost	69,225	71,175	91,948
Amortization of unrecognized prior service cost	—	—	(24,857)
Amortization of unrecognized actuarial gain (loss)	—	(5,908)	—
Curtailment	—	—	(1,090,746)

Net periodic post-retirement medical benefit cost	$69,854	$70,296	$(1,014,756)

The $1.1 million curtailment primarily related to the sale of our Heat Technology business. As part of the March 31, 2005 asset purchase agreement, the Company was required to maintain the post retirement medical plan for all retired eligible participants, but was able to eliminate from the plan those employees not participating at the time of the asset purchase. This charge was included in discontinued operations.

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2007; the rate was assumed to decrease gradually to 5% by the year 2011 and remain at that level thereafter. The health care cost trend rate assumption may have a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement medical benefit obligation as of December 31, 2007 by $12,806 and the aggregate of the service and interest cost components of net periodic post-retirement medical benefit cost for the year ended December 31, 2007 by $825. Employer contributions for 2008 are expected to be approximately the same as in prior years.

	2007	2006	2005

Annual increase in cost of benefits	9.00%	10.00%	10.00%

Discount rate used to determine year-end obligations	6.00%	6.00%	5.75%

Discount rate used to determine year-end expense	6.00%	6.00%	5.75%

The assumptions used years ended December 31 were as follows:

The following benefit payments, which reflect expected future service, are expected to be paid:

2008	$180,000
2009	$185,000
2010	$185,000
2011	$190,000
2012	$190,000
Years 2013 – 2017	$935,000

The Company provides retirement related benefits to former executive employees and to certain employees of foreign subsidiaries. The liabilities established for these benefits at December 31, 2007 and 2006 are illustrated below.

	2007	2006

Current portion	$90,656	$90,656
Long term portion	624,517	628,569

Total liability at December 31	$715,173	$719,225

11.   CURRENCY TRANSLATION ADJUSTMENTS

All assets and liabilities of foreign operations in which the functional currency is foreign are translated into U.S. dollars at prevailing rates of exchange in effect at the balance sheet date. Revenues and expenses are translated using average rates of exchange for the year. The functional currency of the Company’s German operations is the European euro. As of January 1, 2006, the functional currency of the Company’s Singapore operations changed from the Singapore dollar to the U.S. dollar. Adjustments resulting from the process of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as a separate component of shareholders’ equity, net of tax, where appropriate. Foreign currency transaction amounts included in the statements of operation include a loss of $112,000 in 2007, a loss of $100,000 in 2006, and a gain of $3,000 in 2005.

12.   COMMON STOCK AND STOCK OPTIONS

The Company applies the provisions of SFAS 123R, which establishes the accounting for stock based awards.

The Company has a 1994 stock option plan, a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. The time for granting options under the 1994 plan has expired, however certain option grants under this plan remain exercisable as of December 31, 2007. As a result of the approval of the 2006 equity incentive plan by the shareholders at the 2006 annual meeting of shareholders, no further grants will be made pursuant to the non-employee directors’ and 2001 stock option plans. The aggregate number of shares of common stock for which awards may be granted under the 2006 equity incentive plan is 698,500 shares. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 equity incentive plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 equity incentive plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards had been granted as of December 31, 2007.

Under all awards, the terms are fixed at the grant date. Generally for stock options, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest from one to five years, and the option’s maximum term is 10 years. Options issued to directors vest from one to three years.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2004	660,900	$4.40
Options forfeited	(107,900	3.53
Options expired	(30,000	5.35
Options granted	227,500	2.75
Options exercised	(20,600)	2.35
Outstanding at December 31, 2005	729,900	$3.98
Options forfeited	(51,500)	1.96
Options granted	160,000	5.68
Options exercised	(40,667)	2.79
Outstanding at December 31, 2006	797,733	$4.51
Options forfeited	(2,000)	4.60
Options granted	165,000	13.72
Options exercised	(106,502)	8.19

Outstanding at December 31, 2007	854,231	$5.83	$5,680,636

Exercisable at December 31, 2006	465,900	$4.70

Exercisable at December 31, 2007	524,397	$3.70	$4,604,206

Available for future grant at January 1, 2007	588,500

Available for future grant at December 31, 2007	425,500

The number of shares available for future grant at December 31, 2007, does not include a total of up to 417,200 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of said options.

The weighted-average remaining contractual term of options exercisable at December 31, 2007, was 7.1 years. The total intrinsic value of options exercised during fiscal 2007, 2006, and 2005, was $475,090, $111,874 and $69,910, respectively.

The weighted-average per share fair value of options granted was $5.13, $2.77, and $1.77, in 2007, 2006, and 2005, respectively, using the Black-Scholes option-pricing model.

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2007	2006	2005
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	43.0%	57.5%	66.2%
Risk-free interest rate	3.5%	4.6%	4.1%
Expected life (years)	4.0	4.0	6.1

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

The Company calculates expected volatility for stock options and awards using both historical volatility as well as the average volatility of our peer competitors. The reason historical volatility was not strictly used is the material changes in the Company’s operations as a result of the sales of business segments that occurred in 2004 and 2005 (see Note 2). The expected term for stock options and awards is calculated based on the simplified method as defined by SAB No. 107.

The Company currently estimates a nine percent forfeiture rate for stock options but will continue to review this estimate in future periods.

The risk-free rates for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

The following summarizes information about the Company’s stock options outstanding at December 31, 2007:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding At 12/31/07	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Number Exercisable At 12/31/07	Weighted Average Exercise Price
$0.00 – 3.00	342,200	6.87	$2.45	293,033	$2.45
$3.01 – 4.40	113,400	3.04	$3.25	113,400	$3.25
$4.41 – 6.75	208,500	8.90	$5.75	72,833	$5.64
$8.60 – 20.00	190,131	6.83	$13.54	45,131	$9.82
	854,231	7.08	$5.83	524,397	$3.70

As of December 31, 2007, there was $1,014,588 of total unrecognized compensation costs related to non-vested awards that is expected to be recognized over a weighted-average period of 2.5 years.

The following table illustrates the effect on net income and income per share for the year ended December 31, 2005 if the Company had applied the fair value recognition of SFAS 123:

Year Ended December 31, 2005

Net income as reported	$1,528,687
Deduct: total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(129,103)
Pro forma net income	$1,399,584
Income per share:
Basic-as reported	$.30
Basic-pro forma	$.27

Income per share:
Diluted-as reported	$.29
Diluted-pro forma	$.27

At the 2007 annual meeting of shareholders, the shareholders approved the IntriCon Corporation 2007 Employee Stock Purchase Plan (the “Purchase Plan”). A maximum of 100,000 shares may be sold under the Purchase Plan. There were no employee stock purchases under the plan as of December 31, 2007.

13.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of unaudited quarterly results of operations (in thousands, except for per share data).

	2007				2006
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Sales, net	$14,579	$16,938	$18,442	$19,025	$11,836	$13,208	$12,488	$14,193

Gross profit	2,996	4,207	5,126	4,916	2,766	3,519	2,874	3,262

Income (loss) from continuing operations net of tax	28	527	650	662	(141)	448	453	479
Income (loss) from discontinued operations net of tax (a)	—	—	—	—	—	(26)	(15)	(35)
Net income (loss)	28	527	650	662	(141)	422	438	443

Income (loss) per share (b):
Basic income (loss) per share
Continuing operations	$.01	$.10	$.13	$.13	$(.03)	$.09	$.09	$.09
Discontinued operations	—	—	—	—	—	(.01)	(.01)	(.01)
Net income (loss)	$.01	$.10	$.13	$.13	$(.03)	$.08	$.08	$.09

Diluted income (loss) per share
Continuing operations	$.01	$.10	$.12	$.12	$(.03)	$.08	$.08	$.09
Discontinued operations	—	—	—	—	—	(.00)	(.00)	(.01)
Net income (loss)	$.01	$.10	$.12	$.12	$(.03)	$.08	$.08	$.08

a)

The Company reclassified its Heat Technology business, as discontinued operations in the fourth quarter of 2004; this includes the burners and components portion of the business which the Company sold in the first quarter of 2005. Accordingly, the historical financial information has been reclassified. See note 2 to the consolidated financial statements.

b)

Per share amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period. Additionally, in regard to diluted per share amounts only, quarterly amounts may not add to the annual amounts.

14.   INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	2007			2006			2005
	Income Numer- ator	Shares Denomin- ator	Per Share Amount	Income Numer- ator	Shares Denomin- ator	Per Share Amount	Loss Numer- ator	Shares Denomin- ator	Per Share Amount
Basic income per share
Income available to common shareholders	$1,867,238	5,209,567	$.36	$1,162,512	5,159,216	$.23	$1,528,687	5,135,348	$.30

Effect of dilutive securities

Stock options	—	310,213		—	160,586		—	126,143

Diluted income per share	$1,867,238	5,519,780	$.34	$1,162,512	5,319,802	$.22	$1,528,687	5,261,491	$.29

The Company excluded stock options of 190,131, 196,000, and 153,500, in 2007, 2006, and 2005, respectively, from the computation of the diluted income per share as their effect would be anti-dilutive. For additional disclosures regarding the stock options, see Note 12.

15.   CONTINGENCIES AND COMMITMENTS

We are a defendant along with a number of other parties in approximately 122 lawsuits as of December 31, 2007, (approximately 122 lawsuits as of December 31, 2006) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued Heat Technologies segment which was sold in March 2005 and is now classified as discontinued operations. Due to the noninformative nature of the complaints, we do not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. We have requested that the carriers substantiate this situation. We believe we have additional policies available for other years which have been ignored by the carriers. As settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, we believe when settlement payments are applied to these additional policies, we will have availability under the years deemed exhausted. We do not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on its financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits, to which these insurance carriers are insuring we, make the ultimate disposition of these lawsuits not material to our consolidated financial position or results of operations.

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

Total rent expense for 2007, 2006 and 2005 under leases pertaining primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more, aggregated $1,440,000, $1,082,000, and $1,035,000, respectively. Remaining rentals payable under such leases are as follows: 2008 - $1,505,000; 2009 - $1,164,000; 2010 - $1,072,000; 2011 - $927,000; 2012 - $457,000 and thereafter - $1,442,000, which includes two leased facilities in Minnesota that expire in 2011 and 2016 respectively, one leased facility in California that expires in 2008, two leased facilities in Maine that expire in 2012 and 2017 respectively, one leased facility in Singapore that expires in 2010 and one leased facility in Germany that expires in 2012.

On October 5, 2007, the Company entered into employment agreements with its executive officers. The agreements call for payments ranging from three months to two years base salary and unpaid bonus, if any, to the executives should there be a change of control as defined in the agreement and the executives are not retained for a period of at least one year following such change of control. Under the agreements, all stock options granted to the executives would vest immediately and be exercisable in accordance with the terms of such stock options. The Company also agreed that if it enters into an agreement to sell substantially all of its assets, it will obligate the buyer to fulfill its obligations pursuant to the agreements. The agreements terminate, except to the extent that any obligation remains unpaid, upon the earlier of termination of the executive’s employment prior to a change of control or asset sale for any reason or the termination of the executive after a change of control for any reason other than by involuntary termination as defined in the agreements.

16.   RELATED-PARTY TRANSACTIONS

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of two former officers of RTI and Mark S. Gorder who serves as the president and CEO of the Company and RTI and on the Company’s Board of Directors. The subsidiary is required to pay all real estate taxes and operating expenses. The Company believes the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $481,000 for each of 2007 and 2006, and $368,000 for 2005. Annual lease commitments approximate $475,000 through October 2011.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of our Board of Directors. We paid that firm approximately $466,000, $282,000 and $336,000 for legal services and costs in 2007, 2006 and 2005, respectively.

17.   STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:

	Years ended December 31,
	2007	2006	2005
Interest received	$78,896	$33,674	$50,832
Interest paid	741,930	380,159	408,133
Income taxes paid	194,502	205,565	91,403
Deferred gain recorded on sale of manufacturing facility	—	1,045,799	—
Acquisition of assets of Amecon, Inc:
Goodwill	—	172,962	489,634
Inventories	—	—	272,575
Property and equipment	—	53,522	478,195
Equipment purchased through capital lease obligation	—	—	313,919

The 2006 adjustments to the assets of Amecon, Inc., which were acquired in October 2005, was due to the final adjustment to the working capital requirement pursuant to the asset purchase agreement.

18.   DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments in the form of interest rate swaps are used by the Company in managing its interest rate exposure. The Company does not hold or issue derivative financial instruments for trading purposes. When entered into, the Company formally designates the derivative financial instrument as a hedge of a specific underlying exposure if such criteria are met, and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivative financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the derivative financial instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a derivative financial instrument’s change in fair value would be immediately recognized in earnings.

The swaps are designated as cash flow hedges with the changes in fair value recorded in accumulated other comprehensive loss and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During 2007, approximately $2,000 of said adjustments were recorded to interest expense. During 2007, ineffectiveness from such hedges was $0.

At December 31, 2007, the Company had a United States Dollar (“USD”) denominated interest rate swap outstanding which effectively fixed the interest rate on floating rate debt, exclusive of lender spreads, at 5.36% for a notional principal amount of $2,000,000 through December 2010. The derivative net loss on this contract recorded in accumulated other comprehensive loss at December 31, 2007 was $79,215, which is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 12 months.

19. INVESTMENT IN EQUITY INSTRUMENTS

On December 27, 2006, the Company joined the Hearing Instrument Manufacturers Patent Partnership (HIMPP). Members of the partnership include the largest six hearing aid manufacturers as well as several other smaller manufacturers. The purchase price of $1,800,000 included a 9% equity interest in K/S HIMPP as well as a license agreement that will grant the Company access to over 45 US registered patents. The Company accounted for the K/S HIMPP investment using the equity method of accounting for common stock, as the equity interest is deemed to be “more than minor” as defined in AICPA Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures”. The investment required a $260,000 payment made at the time of closing. The unpaid balance of $1,280,000 at December 31, 2007 will be paid in four annual installments of $260,000 in 2008 through 2011, with a final installment of $240,000 in 2012. The unpaid balance is unsecured and bears interest at an annual rate of 4%, which is payable annually with each installment. The investment in the partnership exceeded underlying net assets by approximately $1,475,000. Based on the final assessment of the partnership, the Company has determined that approximately $345,000 of the excess of the investment over the underlying partnership assets relates to underlying patents. The remaining $1,130,000 of the excess of the investment over the underlying partnership assets has been assigned to the non-exclusive patent license agreement. The Company has recorded a $332,500 decrease in the carrying amount of the investment, reflecting amortization of the patents, patent license agreement and the Company’s portion of the partnership’s operating results for the twelve months ended December 31, 2007.

The Company’s subsidiary, IntriCon Tibbetts Corporation, owns a 50% interest in a joint venture with a Swiss company to market, design, manufacture, and sell audio coils to the hearing health industry. The Company has recorded a $175,000 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the period ended December 31, 2007.

Condensed financial information of the joint venture at and for the year ended December 31, 2007 is as follows (in thousands):

2007
Balance sheet:
Current assets	$1,013
Non-currrent assets	273

Total assets	1,286

Current liabilities	889
Non-current liabilities	353
Stockholders’ equity	44

Total liabilities and stockholders’ equity	$1,286

Income statement:
Net revenues	$2,820

Net income	$400

The 2007 joint venture results include amounts prior to the Company’s acquisition of Tibbetts Industries.

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s Annual Report on Internal Control Over Financial Reporting. The report of management required under this Item 9A is contained in Item 8 of this Annual Report on Form 10-K under the caption “Management’s Report on Internal Control Over Financial Reporting.”

Changes in Internal Controls over Financial Reporting. There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the most recent fiscal quarter covered by this report that would have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 9B. Other Information

In December 2007, the Compensation Committee of the Board of Directors made determinations with respect to the bonuses and stock options to be awarded to the executive officers for services in 2007 and salaries to be paid in 2008. For further information, see Exhibit 10.13 which is incorporated herein by reference.

In February 2008, the Compensation Committee of the Board of Directors determined the provisions of the 2008 Bonus Plan for executive officers. For further information, see Exhibit 10.13 which is incorporated herein by reference.

The disclosure of the foregoing information is voluntary and shall not be deemed an admission that such information is material or required to be disclosed on a Current Report on Form 8-K.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement relating to its 2008 annual meeting of shareholders, including but not necessarily limited to the sections of the 2008 proxy statement entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information concerning executive officers contained in Item 4A hereof is incorporated by reference into this Item 10.

Code of Ethics

The Company has adopted a code of ethics that applies to its directors, officers and employees, including its principal executive officer, principal financial and accounting officer, controller and persons performing similar functions. Copies of the Company’s code of ethics are available without charge upon written request directed to Cari Sather, Director of Human Resources, IntriCon Corporation, 1260 Red Fox Road, Arden Hills, MN 55112. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any future amendments to a provision of its code of ethics by posting such information on the Company’s website: www.intricon.com.

ITEM 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement relating to its 2008 annual meeting of shareholders, including but not necessarily limited to the sections of the 2008 proxy statement entitled “Director Compensation for 2007,” “Executive Compensation” and “Compensation Committee Interlocks and Insider Participation.”.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement relating to its 2008 annual meeting of shareholders, including but not necessarily limited to the section of the 2008 proxy statement entitled “Share Ownership of Certain Beneficial Owners, Directors and Certain Officers.”

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2007:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	611,731	$6.55	425,500	(1)
Equity compensation plans not approved by security holders(2)	242,500	$4.01	—

Total	854,231	$5.83	425,500

(1) The amount shown in column (c) represents shares issuable under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). Under the terms of the 2006 Plan, as outstanding options under the Company’s 2001 Stock Option Plan and Non-Employee Directors’ Stock Option Plan expire, the shares of common stock subject to the expired options will become available for issuance under the 2006 Plan. As of December 31, 2007, 417,200 shares of common stock were subject to outstanding options under the 2001 Stock Option Plan and Non-Employee Directors’ Stock Option Plan. Accordingly, if any of these options expire, the shares of common stock subject to expired options also will be available for issuance under the 2006 Plan.

(2) Represents shares issuable under the Non-Employee Directors Stock Option Plan, the (“Non-Employee Directors Plan”), pursuant to which directors who are not employees of the Company or any of its subsidiaries were eligible to receive options. The exercise price of the option was the fair market value of the stock on the date of grant. Options become exercisable in equal one-third annual installments beginning one year from the date of grant, except that the vesting schedule for discretionary grants is determined by the Compensation Committee. As a result of the approval of the 2006 Plan by the shareholders at the 2006 annual meeting of shareholders, no further grants will be made pursuant to the Non-Employee Directors Plan.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement relating to its 2008 annual meeting of shareholders, including but not necessarily limited to the sections of the 2008 proxy statement entitled “Certain Relationships and Related Party Transactions” and “Independence of the Board of Directors.”

ITEM 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement relating to its 2008 annual meeting of shareholders, including but not necessarily limited to the sections of the 2008 proxy statement entitled “Independent Registered Public Accounting Fee Information.”

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)    The following documents are filed as a part of this report:

1)	Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.

Consolidated Statements of Operations for the years ended December 31, 2007, 2006 and 2005.

Consolidated Balance Sheets at December 31, 2007 and 2006.

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2007, 2006 and 2005.

Notes to Consolidated Financial Statements.

2)	Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON

SUPPLEMENTARY INFORMATION

To the Shareholders, Audit Committee and Board of Directors

IntriCon Corporation and Subsidiaries

Minneapolis, Minnesota

Our audits were made for the purpose of forming an opinion on the basic 2007, 2006, and 2005 consolidated financial statements of IntriCon Corporation and Subsidiaries taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying the Securities Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the 2007, 2006 and 2005 basic consolidated financial statements and, in our opinion, is fairly stated in all materials respects in relation to the basic consolidated financial statements taken as a whole.

VIRCHOW, KRAUSE & COMPANY, LLP

Minneapolis, Minnesota

March 10, 2008

Schedule II – Valuation and Qualifying Accounts

INTRICON CORPORATION AND SUBSIDIARY COMPANIES

Valuation and Qualifying Accounts

December 31, 2007, 2006 and 2005

Description	Balance at beginning of Year	“Addition” charged to costs and expense	“Other” (a) additions (deductions)	“Less” deductions		Balance at end of year

Year ended December 31, 2007

Allowance for doubtful accounts	$245,543	$91,236	$—	$77,906	(b)	$258,873
Allowance for note receivable	$225,000	$—	$—	$—		$225,000
Deferred tax asset valuation allowance	$8,562,449	$—	$—	$466,098		$8,096,351

Year ended December 31, 2006

Allowance for doubtful accounts	$370,195	$19,036	$—	$143,688	(b)	$245,543
Allowance for note receivable	$296,077	$—	$—	$71,077		$225,000
Deferred tax asset valuation allowance	$8,593,829	$—	$—	$31,380		$8,562,449

Year ended December 31, 2005

Allowance for doubtful accounts	$176,594	$202,697	$(208)	$8,888	(b)	$370,195
Allowance for note receivable	$—	$296,077	$—	$—		$296,077
Deferred tax asset valuation allowance	$8,317,505	$276,324	$—	$—		$8,593,829

a)	Represents the difference between translation rates of foreign currency at beginning and end of year and the average rate during the year.
b)	Uncollectible accounts written off.
c)	Continuing operations net operating loss utilized to offset tax impact of operating income from discontinued operations.

All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

3)	Exhibits –

2.1

Asset and Share Purchase Agreement dated as of October 11, 2002 among the Company, Selas S.A.S., Andritz A.G. and Andritz Acquisition S.A.S. Schedules and attachments are listed under section 1.2 of the agreement and will be provided to the Commission upon request. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on December 17, 2002.)

2.2

Stock purchase Agreement dated July 21, 2003 between the Company and Ventra Ohio Corp, and VTA USA, INC. Schedules and attachments are listed beginning on page 38 of the agreement and will be provided to the Commission upon request. (Incorporated by reference from the Company’s current report on Form 8-K/A filed with the Commission on July 23, 2003.)

2.3

Agreement of Sales between the Company and BET Investments, Inc. dated December 31, 2002, as amended. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on June 29, 2004.)

2.4

Asset purchase agreement dated March 31, 2005 among the Company and Selas Heat Technology, LLP (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); IntriCon Corporation agrees to furnish a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request) (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005.)

2.5

Asset Purchase Agreement by and among IntriCon Corporation, TI Acquisition Corporation, Tibbetts Industries, Inc. and certain shareholders of Tibbetts Industries, Inc. dated April 19, 2007. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on April 23, 2007.)

3.1*	The Company’s Amended and Restated Articles of Incorporation, as amended.

3.2	The Company’s Amended and Restated By-Laws. (Incorporated by reference from the Company’s annual report on Form 8-K filed with the Commission October 12, 2007.)

+ 10.1	Amended and Restated 1994 Stock Option Plan. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1997.)

+ 10.2

Form of Stock Option Agreements granted under the Amended and Restated 1994 Stock Option Plan. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1995.)

+ 10.3	2001 Stock Option Plan. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2000.)

+ 10.4	Supplemental Retirement Plan (amended and restated effective January 1, 1995). (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1995.).

10.5

Amended and Restated Office/Warehouse Lease, between Resistance Technology, Inc. and Arden Partners I. L.L.P. (of which Mark S. Gorder is one of the principal owners) dated November 1, 1996. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1996.)

+ 10.6	Amended and Restated Non-Employee Directors’ Stock Option Plan. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2001.)

+ 10.7

Retirement Agreement, Consulting Agreement and General Release, dated August 30, 2000, between the Company and Stephen F. Ryan. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000.)

10.8	Separation Agreement dated November 30, 2001 between the Company and Robert W. Ross. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2001.)

10.9

Settlement agreement dated September 12, 2003 between the Company and Andritz AG, Andritz Acquisition S.A.A. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.)

+ 10.10

Termination agreement following change of control or asset sale between the Company and Mark S. Gorder dated December 14, 2004. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on December 20, 2004.)

+ 10.12*	Summary sheet for director fees.

+ 10.13*	Summary sheet for executive officer compensation.

10.14

Credit and Security Agreement dated August 31, 2005 by Resistance Technology, Inc. and RTI Electronics, Inc. and Diversified Business Credit, Inc. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.)

10.15

Security Agreement dated August 31, 2005 between IntriCon Corporation and Diversified Business Credit, Inc. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.)

10.16

Guaranty by Corporation dated August 31, 2005 between IntriCon Corporation and Diversified Business Credit, Inc. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.)

10.17

Term Loan Supplement (Real Estate) to Credit Agreement dated August 31, 2005, by Resistance Technology, Inc. and RTI Electronics, Inc. for the benefit of Diversified Business Credit, Inc. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.)

10.18

Term Loan Supplement (Equipment) to Credit Agreement dated August 31, 2005, by Resistance Technology, Inc. and RTI Electronics, Inc. for the benefit of Diversified Business Credit, Inc. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.)

10.19

Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents by Resistance Technology, Inc. to Diversified Business Credit, Inc. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.)

10.20

Form of Non-employee director Option Agreement for options issued pursuant to the Amended and Restated Non-Employee Directors Stock Option Plan. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on October 3, 2005.)

10.21	Promissory note from Selas Heat Technology, LLP dated March 31, 2005. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005.)

10.22

Employment agreement between the Company and William J. Kullback dated April 25, 2005. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on April 26, 2005.)

10.23

Termination agreement following change of control or asset sale between the Company and William J. Kullback dated April 25, 2005. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on April 26, 2005.)

10.24

Form of Stock Option Agreement issued to executive officers pursuant to the 2001 Stock Option Plan. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on April 26, 2005.)

+ 10.25	2006 Equity Incentive Plan. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006.)

+ 10.26

Form of Stock Option Agreement issued to executive officers pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006.)

+ 10.27

Form of Stock Option Agreement issued to directors pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006.)

+ 10.28	Deferred Compensation Plan. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on May 17, 2006.)

10.29

Purchase Agreement between Resistance Technology, Inc. and MDSC Partners, LLP dated May 5, 2006. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on June 21, 2006.)

10.30

Land and Building Lease Agreement between Resistance Technology, Inc. and MDSC Partners, LLP dated June 15, 2006. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on June 21, 2006.)

10.31

First Amendment to Credit and Security Agreement between Resistance Technology, Inc., RTI Electronics, Inc. and M&I Business Credit f/k/a Diversified Business Credit, Inc. dated June 30, 2006. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.)

10.32

Agreement by and between K/S HIMPP and IntriCon Corporation dated December 1, 2006 and the schedules thereto. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2006.)

+ 10.33	Non-Employee Directors Stock Fee Election Program. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2006.)

+ 10.34	Employment Agreement with Mark S. Gorder. (Incorporated by reference from the Company’s annual report on Form 8-K filed with the Commission October 12, 2007.)

+ 10.35	Form of Employment Agreement with executive officers. (Incorporated by reference from the Company’s annual report on Form 8-K filed with the Commission October 12, 2007.)

10.36

Loan and Security Agreement dated as of May 22, 2007, by and among IntriCon, Resistance Technology, Inc., RTI Electronics, Inc. and IntriCon Tibbetts Corporation and LaSalle Bank National Association. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on May 25, 2007.)

10.37

First Amendment to Loan and Security Agreement dated as of September 30, 2007, by and among IntriCon, Resistance Technology, Inc., RTI Electronics, Inc. and IntriCon Tibbetts Corporation and LaSalle Bank National Association. (Incorporated by reference from the Company’s annual report on Form 8-K filed with the Commission October 12, 2007.)

10.38

Trademark Security Agreement dated as of May 22, 2007, by IntriCon in favor of LaSalle Bank National Association. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on May 25, 2007.)

10.39

Trademark Security Agreement dated as of May 22, 2007, by Resistance Technology, Inc. in favor of LaSalle Bank National Association. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on May 25, 2007.)

21*	List of significant subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm (Virchow, Krause & Company, LLP).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

____________________________

*	Filed herewith.
+	Denotes management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRICON CORPORATION (Registrant)

By:	/s/ Scott Longval
Scott Longval Chief Financial Officer, Treasurer and Secretary

Dated: March 11, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark S. Gorder
Mark S. Gorder President and Chief Executive Officer and Director (principal executive officer) March 11, 2008

/s/ Scott Longval
Scott Longval Chief Financial Officer Treasurer and Secretary (principal accounting and financial officer) March 11, 2008

/s/Nicholas A. Giordano
Nicholas A. Giordano Director March 11, 2008

/s/Robert N. Masucci
Robert N. Masucci Director March 11, 2008

/s/ Michael J. McKenna
Michael J. McKenna Director March 11, 2008

/s/ Philip N. Seamon
Philip N. Seamon Director March 11, 2008

EXHIBIT INDEX

EXHIBITS:

3.1	The Company’s Amended and Restated Articles of Incorporation, As Amended

10.12	Summary sheet for director fees.

10.13	Summary sheet for executive officer compensation.

21	List of significant subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm (Virchow, Krause and Company, LLP).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.