Form 10-Q
period 2008-03-31
INTRICON CORP
filed 2008-05-09
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2008

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

Former name, former address and former fiscal year, if changed since last report: N/A

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

☒ Yes   ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act)

☐ Yes   ☒ No

The number of outstanding shares of the registrant’s common shares, $1.00 Par Value, on April 18, 2008 was 5,309,908 (net of 515,754 treasury shares).

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INTRICON CORPORATION

Consolidated Condensed Balance Sheets

Assets

	March 31, 2008 (Unaudited)	December 31, 2007
Current assets:

Cash	$1,511,202	$1,651,145

Restricted cash	75,463	72,231

Accounts receivable, less allowance for doubtful accounts of $255,000 at March 31, 2008 and $259,000 at December 31, 2007	9,634,764	8,408,149

Inventories	9,661,228	9,835,060

Refundable income tax	37,945	28,297

Note receivable from sale of discontinued operations, less allowance of $225,000 at March 31, 2008 and December 31, 2007	—	75,000

Other current assets	728,874	775,206

Total current assets	21,649,476	20,845,088

Machinery and equipment	37,410,216	36,959,184

Less: Accumulated depreciation	29,077,884	28,500,318

Net machinery and equipment	8,332,332	8,458,866

Goodwill	8,266,438	8,238,020

Investment in partnerships	1,612,582	1,590,426

Other assets, net	1,499,601	1,543,127

Total Assets	$41,360,429	$40,675,527

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Balance Sheets

Liabilities and Shareholders’ Equity

	March 31, 2008 (Unaudited)	December 31, 2007
Current liabilities:

Checks written in excess of cash	$813,366	$1,209,642

Current maturities of long-term debt	1,362,591	1,476,665

Accounts payable	3,933,011	3,965,914

Customers’ advance payments on contracts	—	190,062

Income taxes payable	73,021	74,549

Deferred gain on building sale	110,084	110,084

Partnership payable	260,000	260,000

Other accrued liabilities	3,343,710	4,192,693

Total current liabilities	9,895,783	11,479,609

Long term debt, less current maturities	8,918,464	6,963,410

Other postretirement benefit obligations	776,181	816,532

Long term partnership payable	1,020,000	1,020,000

Note payable, net of current portion	259,360	259,360

Deferred income taxes	92,273	89,273

Accrued pension liabilities	650,031	624,517

Deferred gain on building sale	798,110	825,631

Total liabilities	22,410,202	22,078,332

Commitments and contingencies (Note 12)

Shareholders’ equity:

Common shares, $1.00 par value per share; 10,000,000 shares authorized; 5,825,308 and 5,813,491 shares issued; 5,309,554 and 5,297,737 outstanding	5,825,308	5,813,491

Additional paid-in capital	13,609,571	13,391,449

Retained earnings	1,027,549	877,733

Accumulated other comprehensive loss	(247,123)	(220,400)

Less: 515,754 common shares held in treasury, at cost	(1,265,078)	(1,265,078)

Total shareholders’ equity	18,950,227	18,597,195

	$41,360,429	$40,675,527

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2008 (Unaudited)	March 31, 2007 (Unaudited)

Sales, net	$16,591,380	$14,579,267

Cost of sales	12,746,689	11,368,010
Gross margin	3,844,691	3,211,257

Operating expenses:

Selling expense	996,226	842,766
General and administrative expense	1,652,379	1,420,264
Research and development expense	787,773	732,681

Total operating expenses	3,436,378	2,995,711

Operating income	408,313	215,546

Interest expense	(195,625)	(153,277)
Interest income	7,260	38,736
Equity in earnings of partnerships	22,156	(20,000)
Other expense, net	(5,458)	(25,737)

Income before income taxes	236,646	55,268

Income tax expense	86,830	27,760

Net income	$149,816	$27,508

Earnings per share:

Basic and diluted	$.03	$.01

Average shares outstanding:
Basic	5,303,083	5,196,903
Diluted	5,589,894	5,358,986

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Three months Ended
	March 31, 2008 (Unaudited)	March 31, 2007 (Unaudited)
Cash flows from operating activities:
Net income	$149,816	$27,508

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	582,520	456,907
Stock-based compensation	128,351	73,073
Gain on disposition of property	(1,900)	(2,653)
Change in deferred gain	(27,521)	(27,521)
Change in allowance for doubtful accounts	(4,353)	(29,144)
Equity in earnings of partnerships	(22,156)	20,000
Provision for deferred income taxes	3,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,194,441)	728,627
Inventories	174,131	(645,459)
Other assets	83,045	(431)
Accounts payable	(46,387)	(1,502,793)
Accrued expenses	(969,581)	(224,323)
Customer advances	(190,062)	—
Other liabilities	1,211	10,566
Net cash used by operating activities	(1,334,327)	(1,115,643)

Cash flows from investing activities:
Purchases of property, plant and equipment	(457,546)	(697,764)
Proceeds from sales of property, plant and equipment	1,900	—
Proceeds from note receivable	75,000	75,000
Net cash used by investing activities	(380,646)	(622,764)

Cash flows from financing activities:
Proceeds from short-term bank borrowings	—	193,844
Proceeds from long-term borrowings	1,953,480	1,009,699
Repayments of long-term borrowings	(112,500)	(21,755)
Proceeds from employee stock purchases and exercise of stock options	98,531	8,500
Change in restricted cash	(3,232)	—
Change in checks written in excess of cash	(396,276)	687,807
Net cash provided by financing activities	1,540,003	1,878,095

Effect of exchange rate changes on cash	35,027	4,647

Net increase (decrease) in cash	(139,943)	144,335
Cash, beginning of period	1,651,145	599,459

Cash, end of period	$1,511,202	$743,794

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s consolidated financial position as of March 31, 2008 and December 31, 2007, and the consolidated results of its operations for the three months ended March 31, 2008 and 2007. Results of operations for the interim periods are not necessarily indicators of the results of the operations expected for the full year.

2.	New Accounting Pronouncements

FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) in February 2007. This statement expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective beginning with the first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161. Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on the consolidated financial statements.

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

In addition, the Company entered into a five year lease and a ten year lease, respectively, for Tibbetts’ two facilities in Camden, Maine, in each case with an option to renew for two additional periods of five years each.

The Company has accounted for the Tibbetts acquisition, utilizing the generally accepted accounting principles of SFAS Nos. 141, “Business Combinations”, and 142, “Goodwill and Other Intangible Assets”. Under the purchase method of accounting, the assets and liabilities of Tibbetts were recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. Likewise, the results of operations of the Tibbetts’ operations since May 22, 2007 have been included in the accompanying consolidated statements of operations. The preliminary allocation of the net purchase price of the acquisition resulted in goodwill of approximately $2,317,000. The goodwill represents operating and market synergies that the Company expects to be realized as a result of the acquisition and future opportunities and is also deductible for tax purposes based on a 15 year amortization schedule. The purchase price allocation is based on estimates of fair values of assets acquired and liabilities assumed. The valuation required the use of significant assumptions and estimates. These estimates were based on assumptions the Company believed to be reasonable. However, actual results may differ from these estimates.

The purchase price was as follows (amounts in thousands):

Cash	$4,500
Liabilities assumed	841
Acquisition costs	228
Total purchase price	$5,569

The following table summarizes the purchase price allocation for the Tibbetts acquisition (amounts in thousands):

Cash	$130
Other current assets	1,964
Intangible assets subject to amortization (through 2022)	108
Goodwill	2,317
Other long-term assets	1,050
Current liabilities	(841)
Total purchase price allocation, net of liabilities assumed	$4,728

The following unaudited pro forma information presents a summary of consolidated results of operations of the Company as if the acquisition of Tibbetts had occurred at January 1, 2007. All amounts presented are in thousands. The historical consolidated financial information has been adjusted to give effect to pro forma events that are directly attributable to the acquisition and are factually supportable, including the increase in interest expense related to the borrowings used to fund the acquisition and the increase in depreciation expense of Tibbetts related to the step-up of fixed assets to fair value. The unaudited pro forma condensed consolidated financial information is presented for informational purposes only. The pro forma information is not necessarily indicative of what the financial position or results of operations actually would have been had the acquisition been completed on the dates indicated. In addition, the unaudited pro forma condensed consolidated financial information does not purport to project the future financial position or operating results of the Company after completion of the acquisition.

(amounts in thousands)	Three months ended March 31, 2007
Net sales	$16,115
Cost of sales	12,700
S, G & A	3,510
Interest expense	267
Other expense	11
Loss from continuing operations before income taxes	$(373)
Earnings per share:
Basic and diluted	$(0.08)
Weighted average number of shares outstanding:
Basic	5,197
Diluted	5,197

The pro forma income from continuing operations for the period presented includes the increase in interest expense related to the borrowings used to fund the acquisition and the increase in depreciation expense of Tibbetts related to the step-up of fixed assets to fair value.

4.	Product Warranty

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the three months ended March 31, 2008:

For the three months ended March 31, 2008
Beginning balance (December 31, 2007)	$136,000

Warranty expense	8,900
Closed warranty claims	(33,500)

Ending balance (March 31, 2008)	$111,400

5.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

Long-lived Assets
	March 31, 2008	December 31, 2007

United States	$18,614,695	$18,737,623
Other	1,096,258	1,092,816

Consolidated	$19,710,953	$19,830,439

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

The geographical distribution of net sales to geographical areas for the three months ended March 31, 2008 and 2007 were as follows:

	Three months ended
Net Sales to Geographical Areas:	March 31, 2008	March 31, 2007

United States	$11,866,581	$10,382,938
Germany	988,950	680,801
China	811,882	762,079
France	386,812	60,727
Switzerland	384,685	581,505
Japan	187,185	449,483
United Kingdom	182,006	198,047
Turkey	170,835	49,165
Singapore	162,399	331,141
Russia	152,310	100,944
All other countries	1,297,735	982,437
Consolidated	$16,591,380	$14,579,267

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

For the three months ended March 31, 2008, one customer accounted for 11 percent of the Company’s consolidated net sales. For the three months ended March 31, 2007, one customer accounted for 13 percent of consolidated net sales.

At March 31, 2008, one customer accounted for 16 percent of the Company’s consolidated accounts receivable. At December 31, 2007, one customer accounted for 14 percent of the Company’s consolidated accounts receivable.

6.	Inventories

Inventories consisted of the following at:

	March 31, 2008	December 31, 2007

Raw materials	$4,767,833	$4,936,949
Work-in-process	3,005,871	2,822,784
Finished products and components	1,887,524	2,075,327

Total Inventories	$9,661,228	$9,835,060

7.	Short and Long Term Debt

Short and long term debt is summarized as follows:

	March 31, 2008	December 31, 2007

Domestic Asset-Based Revolving Credit Facility	$5,100,000	$3,000,000
Foreign Overdraft and Letter of Credit Facility	937,234	1,071,009
Domestic Term Loan	4,162,500	4,275,000
Domestic Capital Equipment Leases	81,321	94,066
Total Debt	10,281,055	8,440,075
Less: Current maturities	(1,362,591)	(1,476,665)
Total Long Term Debt	$8,918,464	$6,963,410

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

As of March 31, 2008, the Company was in compliance with all financial covenants under the credit facility, as amended.

8.	Income Taxes

Income tax expense for the three months ended March 31, 2008 and 2007 was $86,830 and $27,760, respectively. The expense for the three months ended March 31, 2008 and 2007 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for U.S. federal income tax purposes and, consequently, minimal federal expense from the current period domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction that the Company has operations for the three months ended March 31, 2008 and 2007:

	Three months ended
	March 31, 2008	March 31, 2007
United States	$(14,678)	$(13,737)
Singapore	145,845	33,825
Germany	105,479	35,180
Income before income taxes	$236,646	$55,268

9.	Stockholders’ Equity and Stock-based Compensation

The Company applies the provisions of SFAS 123R, which establishes the accounting for stock-based awards.

The Company has a 1994 stock option plan, a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. New grants may not be made under the 1994, the 2001 and the non-employee directors’ stock option plans, however certain option grants under these plans remain exercisable as of March 31, 2008. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 698,500 shares. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Additionally, the board has established the non-employee directors stock fee election program, referred to as the program, as an award under the 2006 equity incentive plan. The program gives each non-employee director the right under the 2006 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There were 237 shares issued in lieu of cash for director fees under the program for the three months ended March 31, 2008. Under the 2006 equity incentive plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the program, had been granted as of March 31, 2008.

Under all awards, the terms are fixed on the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Stock option activity as of and during the three months ended March 31, 2008 was as follows:

	Number of Shares	Weighted- average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2007	854,231	$5.83	$5,680,636

Options forfeited	(16,631)	10.50
Options granted	44,950	11.09
Options exercised	(1,900)	2.51

Outstanding at March 31, 2008	880,650	$6.02	$1,814,139

Exercisable at March 31, 2008	505,867	$3.48	$2,870,587

Available for future grant at December 31, 2007	424,746

Available for future grant at March 31, 2008	379,559

The number of shares available for future grant at March 31, 2008, does not include a total of up to 415,700 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan as of March 31, 2008, which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of said options.

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

The Company calculates expected volatility for stock options and awards using both historical volatility as well as the average volatility of our peer competitors. Historical volatility is not strictly used due to the material changes in the Company’s operations as a result of the sales of business segments that occurred in 2004 and 2005 (see Note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on From 10-K for the year ended December 31, 2007).

The Company currently estimates a nine percent forfeiture rate for stock options, but will continue to review this estimate in future periods.

The risk-free rates for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average remaining contractual life of options exercisable at March 31, 2008, was 6.6 years.

As of March 31, 2008, there was $1,053,766 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 2.4 years.

At the 2007 annual meeting of shareholders, the shareholders approved the IntriCon Corporation 2007 Employee Stock Purchase Plan (the “Purchase Plan”). A maximum of 100,000 shares may be sold under the Purchase Plan. There were 9,680 shares purchased under the plan as of March 31, 2008.

10.	Income (Loss) Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Company’s employee stock option and equity plans:

	Three months ended
	March 31, 2008	March 31, 2007
Basic – weighted shares outstanding	5,303,083	5,196,903
Weighted shares assumed upon exercise of stock options	286,811	162,083
Diluted – weighted shares outstanding	5,589,894	5,358,986

The dilutive impact summarized above relates to the periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted. Earnings per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the treasury stock market method when computing the diluted earnings per share. There were dilutive common stock equivalents of 286,811 shares for the three months ended March 31, 2008 compared to 162,083 shares of dilutive common stock equivalents for the three months ended March 31, 2007, respectively.

Excluded from the computation of diluted earnings per share for the three months ended March 31, 2008 and 2007, were options to purchase approximately 218,500 common shares with an average exercise price of $13.27 and options to purchase approximately 196,000 common shares with an average exercise price of $8.66, respectively, because the effect would have been anti-dilutive.

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

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in accumulated other comprehensive loss and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three month period ended March 31, 2008 approximately $1,000 of said adjustments were recorded to interest expense. During the three months ended March 31, 2008, ineffectiveness from such hedges was $0.

At March 31, 2008, the Company had a United States Dollar (“USD”) denominated interest rate swap outstanding which effectively fixed the interest rate on floating rate debt, exclusive of lender spreads, at 5.36% for a notional principal amount of $2,000,000 through December 2010. The derivative net loss on this contract recorded in accumulated other comprehensive loss at March 31, 2008 was $39,882, which is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 18 months.

12.	Comprehensive Income

The components of comprehensive income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows:

	Three months ended
	March 31, 2008	March 31, 2007
Net income	$149,816	$27,508

Change in fair value of interest rate swap	(58,524)	—
Gain on foreign currency translation adjustment	31,797	6,012

Comprehensive income	$123,089	$33,520

Accumulated other comprehensive loss totaled $247,123 and $220,400 at March 31, 2008 and December 31, 2007, respectively and principally related to foreign currency translations and change in fair value of interest rate swap.

13.	Legal Proceedings

We are a defendant along with a number of other parties in approximately 122 lawsuits as of March 31, 2008, (approximately 122 lawsuits as of December 31, 2007) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, we do not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. We have requested that the carriers substantiate this situation. We believe we have additional policies available for other years which have been ignored by the carriers. As settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, we believe when settlement payments are applied to these additional policies, we will have availability under the years deemed exhausted. We do not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on our financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits, to which these insurance carriers are insuring us, make the ultimate disposition of these lawsuits not material to our consolidated financial position or results of operations.

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

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total base rent expense incurred under the lease was approximately $92,000 for each of the three months ended March 31, 2008 and 2007. Annual lease commitments approximate $475,000 through October 2011.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors.  For the three months ended March 31, 2008, the Company paid that firm approximately $43,000 for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and SEC rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

15.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Three months ended
	March 31, 2008	March 31, 2007

Interest received	$11,525	$38,570
Interest paid	159,423	99,480
Income taxes paid	64,506	7,122

16.	Investment in Equity Instruments

The Company owns a 9% partnership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP), and is a party to a license agreement that grants the Company access to over 45 US registered patents. The Company has recorded a $37,000 decrease in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three months ended March 31, 2008.

The Company’s subsidiary, IntriCon Tibbetts Corporation, owns a 50% interest in a joint venture with a Swiss company to market, design, manufacture, and sell audio coils to the hearing health industry. The Company has recorded a $59,000 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three months ended March 31, 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (formerly Selas Corporation of America) (“IntriCon”, the “Company”, “we”, “us” or “our”) is an international firm engaged in the designing, developing, engineering and manufacturing of body-worn devices. The Company serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature components, systems and molded plastic parts primarily for the hearing instrument, electronics, telecommunications, computer and medical equipment industries. In addition to its operations in Minnesota, the Company has facilities in California, Maine, Singapore, and Germany.

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

In the hearing health market, IntriCon manufactures hybrid amplifiers and integrated circuit components (“hybrid amplifiers”), along with faceplates for in-the-ear and in-the-canal hearing instruments. IntriCon is a leading manufacturer and supplier of microminiature electromechanical components to hearing instrument manufacturers. These components consist of volume controls, microphones, receivers, trimmer potentiometers and switches. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing manufacturer’s individualized specifications.

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

Using our proprietary digital signal processing technology, nanoDSP™, IntriCon is building a new generation of affordable, high-quality hearing aids and similar amplifier devices under contracts for original equipment manufacturers (OEM’s). DSP devices have better clarity, attractive pricing points and an improved ability to filter out background noise.

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

In addition, there has been an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, which is also referred to as bio-telemetry. Through the development of our ultra low power (ULP) wireless technology, Bodynet™, we believe that bio-telemetry offers a significant future opportunity. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices. We believe our strategic partnership with AME will allow us to develop new bio-telemetry devices that better connect patients and care givers, providing critical information and feedback. Current examples of IntriCon bio-telemetry products used by medical device manufacturers include components found in wireless glucose sensor pumps that introduce drugs into the bloodstream.

IntriCon entered the high-quality audio communication device market in 2001, and now has a line of miniature, professional audio headset products used by performers and support staff in the music and stage performance markets. For customers focusing on homeland security needs, the line includes several communication devices that are more portable and perform well in noisy or hazardous environments. These products are also well suited for applications in the fire, law enforcement, safety, aviation and military markets. In addition, our May 2007 acquisition of Tibbett’s Industries provides the Company access to homeland security agencies in this market.

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

The acquisition was financed with borrowings under the Company’s new credit facility, as further described in “Liquidity and Capital Resources.”

The addition of Tibbetts provides us with incremental gains in both our medical and professional audio businesses. We believe the benefits of this acquisition will eventually carry over to hearing health, where we expect to incorporate Tibbetts’ pioneering magnetic telecoil and miniature transducer technology into key hearing aid components. Tibbetts’ surveillance capabilities also expand our markets to include security products, which are reflected in our professional audio performance.

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Company’s Condensed Consolidated Financial Statements” such as, net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future level of funding of employee benefit plans, the adequacy of insurance coverage, the impact of new accounting pronouncements and litigation.

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

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

•	risks related to the Tibbetts acquisition, including unanticipated liabilities and expenses;
•	the ability to successfully implement the Company’s business and growth strategy;
•	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection therewith;
•	the volume and timing of orders received by the Company;
•	changes in estimated future cash flows;
•	ability to collect on our accounts receivable;

•	foreign currency movements in markets the Company services;
•	changes in the global economy and financial markets;
•	changes in the mix of products sold;
•	ability to meet increasing demand;
•	changes in customer requirements;
•	timing and extent of research and development expenses;
•	acceptance of the Company’s products;
•	competitive pricing pressures;
•	pending and potential future litigation;
•	availability of electronic components for the Company’s products;
•	ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;
•	ability to repay debt when it comes due;
•	the loss of one or more of our major customers;
•	ability to identify and integrate acquisitions;
•	effects of legislation;
•	effects of foreign operations;
•	ability to recruit and retain engineering and technical personnel;
•	loss of members of our senior management team; and
•	our ability and the ability of our customers to protect intellectual property.

For a description of these and other risks, see “Risk Factors” in Part I, Item 1A: Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Results of Operations

Sales, net

Consolidated net sales for the three months ended March 31, were as follows (in thousands):

			Change
	2008	2007	Dollars	Percent
Three months ended March 31	$16,591	$14,579	$2,012	13.8%

Our net sales are comprised of four main sectors: hearing health, medical, professional audio device and electronics. Sales for the first quarter were up 13.8 percent over the prior year driven by our focus on enhancing the mobility and effectiveness of body-worn devices. Exclusive of net sales resulting from the Tibbetts acquisition, net sales increased 3 percent from 2007.

We experienced an increase of 27 percent in net sales in the medical equipment market in 2008 as a direct result of increased sales to existing original equipment manufacturer, or OEM, customers. Management believes there is an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity which resulted in further growth in our medical business. Exclusive of net sales resulting from the Tibbetts acquisition, net medical sales increased 11 percent from 2007.

Net sales to the professional audio device sector grew 95 percent fueled by higher demand for microphones from existing customers and additional sales resulting from the acquisition of Tibbetts. Excluding the results from Tibbetts, professional audio device net sales grew 39 percent.

Net sales in our hearing health business decreased 4 percent from 2007 primarily due to lower demand from our customers in this market.

Electronics net sales decreased 15 percent from 2007 primarily due to lower demand from one customer.

Gross profit

Gross profit margins for the three months ended March 31, were as follows (in thousands):

	2008		2007		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Three months ended March 31	$3,845	23.2%	$3,211	22.0%	$634	19.7%

The gross profit margin as a percentage of sales, increased for the three months ended March 31, 2008 compared to the previous year periods primarily due to a lower volume of new product introductions combined with a higher margin product mix.

Selling, general and administrative expenses (SG&A)

Selling, general and administrative expenses (SG&A) for the three months ended March 31 were as follows (in thousands):

	2008		2007		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Increase Dollars	Percent Increase
Selling	$996	6.0%	$843	5.8%	$153	18.2%
General and Administrative	1,652	10.0	1,420	9.7	232	16.3
Research and Development	788	4.7	733	5.0	55	7.5

The increased selling, general and administrative, and research and development expenses for three months ended March 31, 2008 as compared to the prior year periods were primarily driven by $252,000 of additional operating expenses from the May 2007 acquisition of Tibbetts. In addition, we continued to place significant emphasis on investing in research and development to develop new products and technology to further enhance our product portfolio.

Net interest expense

Net interest expense for the three months ended March 31, 2008, was $188,000 compared to $115,000 for the same period in 2007. The increase in net interest expense was due to increased amounts of outstanding debt related to the refinancing of the credit facility in connection with the Tibbetts acquisition in May 2007 and decreased interest income as a result of lower balance of note receivable.

Equity in earnings of partnerships

The equity in earnings of partnerships for the three months ended March 31, 2008 was income of $22,000 compared to expense of $20,000 for the same period in 2007.

The Company recorded a $37,000 decrease in the carrying amount of the investment in HIMPP, reflecting amortization of the patents and other intangibles for the three months ended March 31, 2008.

The Company recorded a $59,000 increase in the carrying amount of Tibbetts’ investment in joint venture, reflecting the Company’s portion of the joint venture’s operating results for the period ended March 31, 2008.

Other expense, net

Other expense, net for the three months ended March 31, 2008, was $5,000 compared to $26,000 for the same period in 2007. The change in other expense, net primarily related to the changes in foreign currency exchange.

Income taxes

Income tax expense for the three months ended March 31, 2008, was $87,000 compared to $28,000 for the same period in 2007. The increased expense in 2008 was primarily due to additional foreign taxes on German and Singapore earnings. The Company is in a net operating loss position for U.S. federal income tax purposes and, consequently, minimal expense from the current period domestic operations was recognized.

Liquidity and Capital Resources

As of March 31, 2008, we had approximately $1.5 million of cash on hand. Sources of our cash for the three months ended March 31, 2008 have been from our operations and our credit facility, as described below.

The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows (in thousands):

	Three months Ended
	March 31, 2008	March 31, 2007
Cash provided (used) by:
Continuing operations	$(1,334)	$(1,116)
Investing activities	(381)	(623)
Financing activities	1,540	1,878
Effect of exchange rate changes on cash	35	5
Increase (decrease) in cash and cash equivalents	$(140)	$144

The Company had the following bank arrangements (in thousands):

	March 31, 2008	December 31, 2007

Total borrowing capacity under existing facilities	$13,638	$13,623

Facility Borrowings:
Domestic revolving credit facility	5,100	3,000
Domestic term loan	4,163	4,275
Foreign overdraft and letter of credit facility	937	1,071
Domestic capital equipment leases	81	94
Total Borrowings	10,281	8,440

Total borrowing availability under existing facilities	$3,357	$5,183

We and our subsidiaries, Resistance Technology, Inc., RTI Electronics, Inc. and IntriCon Tibbetts Corporation, referred to as the borrowers, entered into a credit facility with LaSalle Bank, National Association, referred to as the lender, on May 22, 2007 replacing the prior credit facilities with M & I Business Credit (formerly known as Diversified Business Credit, Inc.). The credit facility provides for:

•

a $10,000,000 revolving credit facility, with a $200,000 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve; and

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

Weighted average interest on the domestic revolving credit facilities (including the prior credit facility) was 6.55% and 8.75% for the three months ended March 31, 2008 and 2007, respectively.

The new credit facility will expire and all outstanding loans will become due and payable on June 30, 2012. The term loan requires quarterly principal payments, commencing on September 30, 2007, based on an increasing installment schedule, with any balance due on June 30, 2012.

The outstanding balance of the revolving credit facilities was $5,100,000 and $3,000,000 at March 31, 2008 and December 31, 2007, respectively. The total remaining availability on the revolving credit facility was approximately $2,409,000 at March 31, 2008.

The revolving facility carries a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

We are subject to various covenants under the credit facility, including financial covenants relating to tangible net worth, funded debt to EBITDA, fixed charge coverage ratio and capital expenditures. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things, incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equityholders; purchase or redeem any of its equity interests or any warrants, options or other rights in respect thereof; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. Effective as of September 30, 2007, the credit facility was amended to change the tangible net worth covenant. As of March 31, 2008 the Company was in compliance with all financial covenants under the credit facility, as amended.

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

The prior credit facility provided for:

•

a $5,500,000 domestic revolving credit facility, bearing interest at an annual rate equal to the greater of 5.25%, or 0.5% over prime. Under the revolving credit facility, the availability of funds depended on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve; and

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

The credit facility originally included a real estate loan with an original principal balance of $1,500,000, which was associated with our Vadnais Heights manufacturing facility. In June 2006, we completed a sale-leaseback of the Vadnais Heights manufacturing facility. The transaction generated proceeds of $2,650,000, of which $1,388,000 was used to repay the associated real estate loan and the remainder to pay down our domestic revolver. The remaining gain on the sale of $908,000 is being recognized over the initial 10-year lease term as the renewal options in the lease are not assured and a penalty does not exist if we do not exercise the renewal options.

In addition to our domestic credit facilities, on August 15, 2005, our wholly-owned subsidiary, IntriCon PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1.6 million line of credit. Borrowings bear interest at a rate of 6.47%. The outstanding balance was $937,000 and $1,071,000 at March 31, 2008 and December 31, 2007, respectively. The total remaining availability on the international senior secured credit agreement was $949,000 at March 31, 2008.

We believe that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs through April 2009. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that we will meet our liquidity needs through April 2009, no assurance can be given that we will be able to do so.

During 2005, the Company entered into several capital lease agreements to fund the acquisition of machinery and equipment. For 2005, the total principal amount of these leases was $314,000 with effective interest rates ranging from 6.7% to 8.0%. These agreements range from 3 to 5 years. The outstanding balance under these capital lease agreements at March 31, 2008 and December 31, 2007 was $81,000 and $94,000, respectively. The accumulated amortization on leased equipment was $130,000 and $119,000 at March 31, 2008 and December 31, 2007, respectively. The amortization of capital leases is included in depreciation expense for 2008 and 2007.

Recent Accounting Pronouncements

As previously discussed under note 2 to the Consolidated Condensed Financial Statements, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159) in February 2007. This statement expands the use of fair value measurement by permitting entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 is effective beginning with the first fiscal year that begins after November 15, 2007. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

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

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities. SFAS 161 requires additional disclosures related to the use of derivative instruments, the accounting for derivatives and how derivatives impact financial statements. SFAS No. 161 is effective for fiscal years and interim periods beginning after November 15, 2008. The Company does not expect the adoption of SFAS 161 to have a material effect on the consolidated financial statements.

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company’s revenue recognition, accounts receivable reserves, inventory reserves, discontinued operations, goodwill, long-lived assets and deferred taxes policies. These and other significant accounting policies are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the financial statements contained in or incorporated by reference in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

For information regarding the Company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the Company’s portfolio of financial instruments or market risk exposures which have occurred since December 31, 2007.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2008 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect the Company’s business, financial condition or future results. The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

INTRICON CORPORATION (Registrant)
Date: May 9, 2008	By:	/s/ Mark S. Gorder
Mark S. Gorder President and Chief Executive Officer (principal executive officer)

Date: May 9, 2008	By:	/s/ Scott Longval
Scott Longval Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002