Form 10-Q
period 2008-06-30
INTRICON CORP
filed 2008-08-13
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from   _____ to _____

Commission File Number 1-5005

INTRICON CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1069060
(State or other jurisdiction of organization)	(I.R.S. Employer Identification No.)

1260 Red Fox Road Arden Hills, Minnesota	55112
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code  (651) 636-9770

N/A

Former name, former address and former fiscal year, if changed since last report

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

☐ Yes   ☒ No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on July 18, 2008 was 5,314,760 (net of 515,754 treasury shares).

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INTRICON CORPORATION

Consolidated Condensed Balance Sheets

Assets

	June 30, 2008 (Unaudited)	December 31, 2007
Current assets:

Cash	$1,228,747	$1,324,862

Restricted cash	424,917	398,514

Accounts receivable, less allowance for doubtful accounts of $266,000 at June 30, 2008 and $259,000 at December 31, 2007	9,223,730	8,408,149

Inventories	9,099,536	9,835,060

Refundable income tax	45,894	28,297

Note receivable from sale of discontinued operations, less allowance of $225,000 at June 30, 2008 and December 31, 2007	—	75,000

Other current assets	962,070	775,206

Total current assets	20,984,894	20,845,088

Machinery and equipment	37,187,054	36,959,184

Less: Accumulated depreciation	29,155,612	28,500,318

Net machinery and equipment	8,031,442	8,458,866

Goodwill	8,266,438	8,238,020

Investment in partnerships	1,611,992	1,590,426

Other assets, net	1,529,719	1,543,127

Total Assets	$40,424,485	$40,675,527

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Balance Sheets

Liabilities and Shareholders’ Equity

Current liabilities:	June 30, 2008 (Unaudited)	December 31, 2007

Checks written in excess of cash	$706,476	$1,209,642

Current maturities of long-term debt	1,628,865	1,476,665

Accounts payable	3,287,636	3,965,914

Customers’ advance payments on contracts	—	190,062

Income taxes payable	31,076	74,549

Deferred gain on building sale	110,084	110,084

Partnership payable	260,000	260,000

Other accrued liabilities	4,189,164	4,192,693

Total current liabilities	10,213,301	11,479,609

Long term debt, less current maturities	7,058,420	6,963,410

Other postretirement benefit obligations	729,913	816,532

Long term partnership payable	1,020,000	1,020,000

Note payable, net of current portion	259,360	259,360

Deferred income taxes	92,273	89,273

Accrued pension liabilities	643,346	624,517

Deferred gain on building sale	770,589	825,631

Other accrued liabilities	49,894	—

Total liabilities	20,837,096	22,078,332

Shareholders’ equity:

Common shares, $1.00 par value per share; 20,000,000 and 10,000,000 shares authorized; 5,830,131 and 5,813,491 shares issued; 5,314,377 and 5,297,737 outstanding	5,830,131	5,813,491

Additional paid-in capital	13,785,113	13,391,449

Retained earnings	1,437,507	877,733

Accumulated other comprehensive loss	(200,284)	(220,400)

Less: 515,754 common shares held in treasury, at cost	(1,265,078)	(1,265,078)

Total shareholders’ equity	19,587,389	18,597,195

	$40,424,485	$40,675,527

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Operations

(Unaudited)

	Three Months Ended
	June 30, 2008 (Unaudited)	June 30, 2007 (Unaudited)

Sales, net	$17,525,127	$16,937,697

Cost of sales	13,270,711	12,731,182
Gross margin	4,254,416	4,206,515

Operating expenses:

Selling expense	985,035	962,872
General and administrative expense	1,734,956	1,613,217
Research and development expense	867,459	650,777

Total operating expenses	3,587,450	3,226,866

Operating income	666,966	979,649

Interest expense	(186,081)	(333,129)
Interest income	1,287	12,047
Equity in earnings of partnerships	(590)	(60,000)
Other (expense) income, net	(42,839)	35,788

Income before income taxes	438,743	634,355

Income tax expense	28,785	107,511

Net income	$409,958	$526,844

Earnings per share:

Basic	$.08	$.10
Diluted	$.07	$.10

Average shares outstanding:
Basic	5,309,904	5,200,137
Diluted	5,574,222	5,455,743

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Operations

(Unaudited)

	Six Months Ended
	June 30, 2008 (Unaudited)	June 30, 2007 (Unaudited)

Sales, net	$34,116,507	$31,516,964

Cost of sales	26,017,400	24,099,192
Gross margin	8,099,107	7,417,772

Operating expenses:

Selling expense	1,981,261	1,805,638
General and administrative expense	3,387,335	3,033,481
Research and development expense	1,655,232	1,383,458

Total operating expenses	7,023,828	6,222,577

Operating income	1,075,279	1,195,195

Interest expense	(381,706)	(486,406)
Interest income	8,547	50,783
Equity in earnings of partnerships	21,566	(80,000)
Other (expense) income, net	(48,297)	10,051

Income before income taxes	675,389	689,623

Income tax expense	115,615	135,271

Net income	$559,774	$554,352

Earnings per share:

Basic	$.11	$.11
Diluted	$.10	$.10

Average shares outstanding:
Basic	5,306,559	5,198,542
Diluted	5,583,736	5,410,192

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Cash Flows

(Unaudited)

	Six Months Ended
	June 30, 2008 (Unaudited)	June 30, 2007 (Unaudited)
Cash flows from operating activities:
Net income	$559,774	$554,352

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,172,699	957,838
Stock-based compensation	268,121	141,699
Gain on disposition of property	(1,900)	(3,858)
Change in deferred gain	(55,042)	(55,042)
Change in allowance for doubtful accounts	7,127	(17,536)
Equity in earnings of partnerships	(21,566)	80,000
Provision for deferred income taxes	3,000	—
Changes in operating assets and liabilities:
Accounts receivable	(753,253)	222,782
Inventories	736,130	(206,432)
Other assets	(166,399)	(88,416)
Accounts payable	(694,964)	(1,666,218)
Accrued expenses	(125,391)	130,523
Customer advances	(190,062)	35,454
Other liabilities	(49,895)	(38,980)
Net cash provided by operating activities	688,379	46,166

Cash flows from investing activities:
Purchases of property, plant and equipment	(746,853)	(1,625,091)
Cash paid for acquisition of Tibbetts, Inc., net of cash received	—	(4,565,465)
Proceeds from sales of property, plant and equipment	1,100,091	7,296
Proceeds from note receivable	75,000	150,000
Net cash provided (used) by investing activities	428,238	(6,033,260)

Cash flows from financing activities:
Proceeds from long-term borrowings	7,290,881	10,906,486
Repayments of long-term borrowings	(8,141,862)	(4,841,097)
Proceeds from employee stock purchases and exercise of stock options	136,071	15,956
Change in restricted cash	(7,245)	—
Change in checks written in excess of cash	(503,166)	312,766
Net cash (used) provided by financing activities	(1,225,321)	6,394,111

Effect of exchange rate changes on cash	12,589	3,163

Net (decrease) increase in cash	(96,115)	410,180
Cash, beginning of period	1,324,862	297,817

Cash, end of period	$1,228,747	$707,997

Noncash financing and investing activities:
Acquisition of equipment through capital lease obligation	$1,098,191	$—
Increase in other asset by accounts payable	—	460,000

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s consolidated financial position as of June 30, 2008 and December 31, 2007, and the consolidated results of its operations for the three and six months ended June 30, 2008 and 2007. Results of operations for the interim periods are not necessarily indicators of the results of the operations expected for the full year.

Certain prior-year balances have been reclassified to be consistent with the current-year presentation including; $326,283, $308,979 and $301,642 of restricted cash previously included in cash on the balance sheet as of December 31, 2007, June 30, 2007 and December 31, 2006, respectively.

2.	New Accounting Pronouncements

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

The Company has accounted for the Tibbetts acquisition, utilizing the generally accepted accounting principles of SFAS Nos. 141, “Business Combinations”, and 142, “Goodwill and Other Intangible Assets”. Under the purchase method of accounting, the assets and liabilities of Tibbetts were recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. Likewise, the results of operations of the Tibbetts’ operations since May 22, 2007 have been included in the accompanying consolidated statements of operations. The allocation of the net purchase price of the acquisition resulted in goodwill of approximately $2,317,000. The goodwill represents operating and market synergies that the Company expects to be realized as a result of the acquisition and future opportunities and is also deductible for tax purposes based on a 15 year amortization schedule. The purchase price allocation is based on estimates of fair values of assets acquired and liabilities assumed. The valuation required the use of significant assumptions and estimates. These estimates were based on assumptions the Company believed to be reasonable. However, actual results may differ from these estimates.

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

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the six months ended June 30, 2008:

June 30, 2008
Beginning balance (December 31, 2007)	$136,000

Warranty expense	21,900
Closed warranty claims	(38,400)

Ending balance (June 30, 2008)	$119,500

5.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

Long-lived Assets
	June 30, 2008	December 31, 2007

United States	$18,344,279	$18,737,623
Other	1,095,312	1,092,816

Consolidated	$19,439,591	$19,830,439

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

The geographical distribution of net sales to geographical areas for the three and six months ended June 30, 2008 and 2007 were as follows:

	Three months ended		Six months ended
Net Sales to Geographical Areas:	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007

United States	$12,900,654	$12,078,091	$24,767,235	$22,461,029
Germany	1,162,821	938,629	2,151,771	1,619,430
China	753,621	908,631	1,565,503	1,670,710
France	372,252	103,168	759,064	163,895
Switzerland	231,005	823,671	615,690	1,405,176
Japan	245,711	426,218	432,896	875,701
United Kingdom	234,551	163,519	416,557	361,566
Singapore	230,696	364,527	393,095	695,668
Turkey	112,524	157,816	283,359	212,077
Russia	110,746	27,617	263,056	128,561
All other countries	1,170,546	945,810	2,468,281	1,923,151
Consolidated	$17,525,127	$16,937,697	$34,116,507	$31,516,964

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

For the three months ended June 30, 2008, one customer accounted for 11 percent of the Company’s consolidated net sales. For the three months ended June 30, 2007, no one customer accounted for more than 10 percent of the Company’s consolidated net sales. For the six months ended June 30, 2008 and 2007, one customer accounted for 12 percent and 11 percent of the Company’s consolidated net sales, respectively.

At June 30, 2008, no one customer accounted for more than 10 percent of the Company’s consolidated accounts receivable. At December 31, 2007, one customer accounted for 14 percent of the Company’s consolidated accounts receivable.

6.	Inventories

Inventories consisted of the following at:

	June 30, 2008	December 31, 2007

Raw materials	$4,831,405	$4,936,949
Work-in-process	2,751,362	2,822,784
Finished products and components	1,516,769	2,075,327

Total Inventories	$9,099,536	$9,835,060

7.	Short and Long Term Debt

Short and long term debt is summarized as follows:

	June 30, 2008	December 31, 2007

Domestic Asset-Based Revolving Credit Facility	$3,500,000	$3,000,000
Foreign Overdraft and Letter of Credit Facility	979,811	1,071,009
Domestic Term Loan	3,037,500	4,275,000
Domestic Capital Equipment Leases	1,169,974	94,066
Total Debt	8,687,285	8,440,075
Less: Current maturities	(1,628,865)	(1,476,665)
Total Long Term Debt	$7,058,420	$6,963,410

The Company and its subsidiaries, IntriCon, Inc. (formerly known as Resistance Technology, Inc.), RTI Electronics, Inc. and IntriCon Tibbetts Corporation, referred to as the borrowers, entered into a credit facility with Bank of America (formerly known as LaSalle Bank, National Association), referred to as the lender, on May 22, 2007 replacing the prior credit facilities with M & I Business Credit (formerly known as Diversified Business Credit, Inc.). The credit facility provides for:

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

As of June 30, 2008, the Company was in compliance with all financial covenants under the credit facility, as amended.

In June 2008, the Company completed a sale-leaseback of machinery and equipment with Bank of America. The transaction generated proceeds of $1,098,000, of which $1,013,000 was used to pay down the domestic term loan. The capital lease agreement expires in June 2014, requires monthly payments of $15,800 and has a present value of future minimum lease payments of $1,098,000 with an effective interest rate of 5.14%.

The Company also has entered into several other capital lease agreements to fund the acquisition of machinery and equipment. The total principal amount of all capital leases (including the sale-leaseback described above) was $1,412,000 with effective interest rates ranging from 5.1% to 8.0%. These agreements range from 3 to 6 years. The outstanding balance under these capital lease agreements at June 30, 2008 and December 31, 2007 was $1,170,000 and $94,000, respectively. The accumulated amortization on leased equipment was $155,000 and $119,000 at June 30, 2008 and December 31, 2007, respectively. The amortization of capital leases is included in depreciation expense for 2008 and 2007.

8.	Income Taxes

Income tax expense for the three and six months ended June 30, 2008 was $28,785 and $115,615, respectively, compared to $107,511 and $135,271 for the same periods in 2007, respectively. The expense for the three and six months ended June 30, 2008 and 2007 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for U.S. federal income tax purposes and, consequently, minimal federal expense from the current period domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income before income taxes for each jurisdiction that the Company has operations for the three and six months ended June 30, 2008 and 2007:

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
United States	$314,297	$49,367	$299,620	$37,731
Singapore	43,336	473,159	189,180	504,883
Germany	81,110	111,829	186,589	147,009
Income before income taxes	$438,743	$634,355	$675,389	$689,623

9.	Stockholders’ Equity and Stock-based Compensation

The Company applies the provisions of SFAS 123R, which establishes the accounting for stock-based awards.

The Company has a 1994 stock option plan, a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. New grants may not be made under the 1994, the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of June 30, 2008. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 698,500 shares. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Additionally, the board has established the non-employee directors stock fee election program, referred to as the program, as an award under the 2006 equity incentive plan. The program gives each non-employee director the right under the 2006 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There were 354 and 591 shares issued in lieu of cash for director fees under the program for the three and six months ended June 30, 2008. Under the 2006 equity incentive plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the program, had been granted as of June 30, 2008.

Under all awards, the terms are fixed on the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Stock option activity as of and during the six months ended June 30, 2008 was as follows:

	Number of Shares	Weighted- average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2007	854,231	$5.83	$5,680,636

Options forfeited	(45,131)	9.82
Options granted	86,950	10.07
Options exercised	(1,900)	2.51

Outstanding at June 30, 2008	894,150	$6.05	$2,101,253

Exercisable at June 30, 2008	498,200	$3.28	$2,550,784

Available for future grant at December 31, 2007	424,746

Available for future grant at June 30, 2008	352,205

The number of shares available for future grant at June 30, 2008 does not include a total of up to 400,700 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan as of June 30, 2008, which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of said options.

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

The weighted average remaining contractual life of options exercisable at June 30, 2008, was 6.7 years.

As of June 30, 2008, there was $1,043,388 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 2.6 years.

At the 2007 annual meeting of shareholders, the shareholders approved the IntriCon Corporation 2007 Employee Stock Purchase Plan (the “Purchase Plan”). A maximum of 100,000 shares may be sold under the Purchase Plan. There were 14,149 shares purchased under the plan as of June 30, 2008.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the Non-Employee Director and Executive Officer Stock Purchase Program as an award under the 2006 Plan. The purpose of this program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to this program, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100,000 during any fiscal year. Participants may make such election one time during each ten business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period.

10.	Income (Loss) Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Company’s employee stock option and equity plans:

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Basic – weighted shares outstanding	5,309,904	5,200,137	5,315,382	5,198,542
Weighted shares assumed upon exercise of stock options	264,318	255,606	277,176	211,650
Diluted – weighted shares outstanding	5,574,222	5,455,743	5,592,558	5,410,192

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

Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2008, were options to purchase approximately 231,950 common shares with an average exercise price of $12.96 because the effect would have been anti-dilutive. Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2007, were options to purchase approximately 123,500 and 186,000 common shares, respectively, with an average exercise price of $10.08 and $8.94, respectively, because the effect would have been anti-dilutive.

11.	Derivative Financial Instruments

Derivative financial instruments are used by the Company in the management of its interest rate and foreign currency exposure. The Company does not hold or issue derivative financial instruments for trading purposes. When entered into, the Company formally designates the derivative financial instrument as a hedge of a specific underlying exposure if such criteria are met, and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivative financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the derivative financial instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a derivative financial instrument’s change in fair value would be immediately recognized in earnings.

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in accumulated other comprehensive loss and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three and six months ended June 30, 2008 approximately $12,000 and $13,000, respectively, of said adjustments were recorded to interest expense. During the three and six months ended June 30, 2008, ineffectiveness from such hedges was $0.

At June 30, 2008, the Company had a United States Dollar (“USD”) denominated interest rate swap outstanding which effectively fixed the interest rate on floating rate debt, exclusive of lender spreads, at 5.36% for a notional principal amount of $2,000,000 through December 2010. The derivative net loss on this contract recorded in accumulated other comprehensive loss at June 30, 2008 was $79,998, which is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 15 months.

The Company uses forward contracts to manage its foreign currency exchange rate risk. The contracts are cash flow hedges, however, the Company has elected not to apply hedge accounting to these derivatives. We report changes in the fair value of these derivatives through Other (expense) income net. The contracts settle periodically with the amount and currency payable to the counter-party for currency exchange dependent upon the spot exchange rate respective to a predefined settlement rate. The earnings impact primarily relates to the settlement of the contracts. The cash flow hedges mature within 6 months or less.

12.	Comprehensive Income

The components of comprehensive income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows:

	Three months ended		Six months ended
	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net income	$409,958	$526,844	$559,774	$554,352
Change in fair value of interest rate swap	57,741	—	(783)	—
Gain on foreign currency translation adjustment	(10,894)	3,340	20,899	9,352
Comprehensive income	$456,805	$530,184	$579,890	$563,704

13.	Legal Proceedings

We are a defendant along with a number of other parties in approximately 122 lawsuits as of June 30, 2008, (approximately 122 lawsuits as of December 31, 2007) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, we do not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. We have requested that the carriers substantiate this situation. We believe we have additional policies available for other years which have been ignored by the carriers. As settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, we believe when settlement payments are applied to these additional policies, we will have availability under the years deemed exhausted. We do not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on our financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits, to which these insurance carriers are insuring us, make the ultimate disposition of these lawsuits not material to our consolidated financial position or results of operations.

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

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total base rent expense incurred under the lease was approximately $92,000 for each of the three months ended June 30, 2008 and 2007, and $184,000 for each of the six months ended June 30, 2008 and 2007. Annual lease commitments approximate $475,000 through October 2011.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors.  For the three and six months ended June 30, 2008, the Company paid that firm approximately $118,000 and $161,000, respectively, for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and SEC rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

15.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Six months ended
	June 30, 2008	June 30, 2007

Interest received	$16,856	$51,280
Interest paid	193,759	317,182
Income taxes paid	114,772	134,138

16.	Investment in Equity Instruments

The Company owns a 9% partnership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP), and is a party to a license agreement that grants the Company access to over 45 US registered patents. The Company has recorded a $108,000 decrease in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the six months ended June 30, 2008.

The Company’s subsidiary, IntriCon Tibbetts Corporation, owns a 50% interest in a joint venture with a Swiss company to market, design, manufacture, and sell audio coils to the hearing health industry. The Company has recorded a $130,000 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the six months ended June 30, 2008.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (formerly Selas Corporation of America) (“IntriCon”, the “Company”, “we’, “us” or “our”) is an international firm engaged in the designing, developing, engineering and manufacturing of body-worn devices. The Company serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature components, systems and molded plastic parts primarily for the hearing instrument, electronics, professional communications, computer and medical device industries. In addition to its operations in Minnesota, the Company has facilities in California, Maine, Singapore, and Germany.

The Company has one operating segment, its precision miniature medical and electronics products segment. Our expertise is focused on four main markets within this segment: medical, hearing health, professional audio and electronics. Within these chosen markets, we combine ultra-miniature mechanical and electronics capabilities with proprietary technologies, such as low-power digital signal processing (DSP) and ultra low-power wireless (ULP), that enhances the performance of body-worn devices.

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

In addition, there has been an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, which is also referred to as bio-telemetry. Through the development of our ultra low power (ULP) wireless technology, Bodynet™, we believe that bio-telemetry offers a significant future opportunity. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices. We believe our strategic partnership with Advanced Medical Electronics (“AME”) will allow us to develop new bio-telemetry devices that better connect patients and care givers, providing critical information and feedback. Current examples of IntriCon bio-telemetry products used by medical device manufacturers include components found in wireless glucose sensor pumps that introduce drugs into the bloodstream.

IntriCon entered the high-quality audio communication device market in 2001, and now has a line of miniature, professional audio headset products used by performers and support staff in the music and stage performance markets. For customers focusing on homeland security needs, the line includes several communication devices that are more portable and perform well in noisy or hazardous environments. These products are also well suited for applications in the fire, law enforcement, safety, aviation and military markets. In addition, our May 2007 acquisition of Tibbetts Industries provides the Company access to homeland security agencies in this market.

Our RTIE subsidiary manufactures and sells thermistors and thermistor assemblies, which are solid state devices that produce precise changes in electrical resistance as a function of any change in absolute body temperature. The balance of sales represents various industrial, commercial and military sales for thermistor and thermistor assemblies to domestic and international markets.

On May 22, 2007, the Company completed the acquisition of substantially all of the assets of Tibbetts Industries, Inc., other than real estate. The acquisition was financed with borrowings under the Company’s credit facility, as further described in “Liquidity and Capital Resources.” The addition of Tibbetts provides us with incremental gains in both our medical and professional audio businesses. We believe the benefits of this acquisition will eventually carry over to hearing health, where we expect to incorporate Tibbetts’ pioneering magnetic telecoil and miniature transducer technology into key hearing aid components. Tibbetts’ surveillance capabilities also expand our markets to include security products, which are reflected in our professional audio performance.

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, or that include forward-looking terminology such as “may”, “will”, “believe”, “expect”, “should”, “optimistic” or “continue” or the negative thereof or other variations thereon, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Company’s Condensed Consolidated Financial Statements” such as, net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future level of funding of employee benefit plans, the adequacy of insurance coverage, the impact of new accounting pronouncements and litigation.

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

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

•	risks related to the Tibbetts acquisition, including unanticipated liabilities and expenses;
•	the ability to successfully implement the Company’s business and growth strategy;
•	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection therewith;
•	the volume and timing of orders received by the Company;
•	changes in estimated future cash flows;
•	ability to collect on our accounts receivable;
•	foreign currency movements in markets the Company services;

•	changes in the global economy and financial markets;
•	changes in the mix of products sold;
•	ability to meet increasing demand;
•	changes in customer requirements;
•	timing and extent of research and development expenses;
•	acceptance of the Company’s products;
•	competitive pricing pressures;
•	pending and potential future litigation;
•	availability of electronic components for the Company’s products;
•	ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;
•	ability to repay debt when it comes due;
•	the loss of one or more of our major customers;
•	ability to identify and integrate acquisitions;
•	effects of legislation;
•	effects of foreign operations;
•	ability to recruit and retain engineering and technical personnel;
•	the costs and risks associated with research and development investments;
•	our ability and the ability of our customers to protect intellectual property; and
•	loss of members of our senior management team.

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

Results of Operations

Sales, net

Consolidated net sales for the three and six months ended June 30, were as follows (in thousands):

			Change
	2008	2007	Dollars	Percent

Three months ended June 30	$17,525	$16,938	$587	3.5%

Six months ended June 30	$34,117	$31,517	$2,600	8.2%

Our net sales are comprised of four main sectors: hearing health, medical, professional audio device and electronics. Sales, net for the three and six months ended June 30, 2008 were up 3 and 8 percent, respectively over the same prior year periods, driven by our focus on enhancing the mobility and effectiveness of body-worn devices.

Net sales to the professional audio device sector grew 35 and 57 percent for the three and six month periods ended June 30, 2008, respectively, fueled by higher demand for communication devices from existing customers and a full year for revenue from our May 2007 acquisition of IntriCon Tibbetts. We believe our extensive portfolio of communication devices that are portable and perform well in noisy or hazardous environments will provide for future growth. These products are well suited for applications in fire, law enforcement, safety, aviation and military markets.

For the three and six months ended June 30, 2008, we experienced an increase of 20 and 23 percent, respectively, in net sales in the medical equipment market as a direct result of increased sales to existing original equipment manufacturer, or OEM, customers. Management believes there is an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, referred to as bio-telemetry, which resulted in further growth in our medical business. Current examples of IntriCon bio-telemetry products used by medical device manufacturers include components found in wireless glucose sensor pumps that introduce drugs into the bloodstream.

Net sales in our hearing health business for the three and six months ended June 30, 2008 decreased 10 and 7 percent, respectively from 2007, primarily due to lower demand from our customers in this market. The U.S. hearing health industry was down approximately 2% - 5% in total for the six months ended June 30, 2008 compared to the same period in 2007, as reported by the Hearing Industry Association. We believe this lower demand is consistent with the feedback we are receiving from most of our customers. We believe the softness in the market may continue throughout 2008. Despite the anticipated short-term softness, we believe our longer term prospects in our hearing health business remain strong as we continue to development advanced technologies, such as our nanoDSP™, which will enhance the performance of hearing devices. In addition, we believe the market indicators in the hearing health industry, including the aging world population, suggest long-term industry growth.

Electronics net sales for the three and six months ended June 30, 2008 decreased 21 and 18 percent, respectively, from 2007 primarily due to lower demand from one customer. In addition, management has made an effort to eliminate lower margin revenue from non-strategic customers in attempt to maximize profit from this business line.

Gross profit

Gross profit margins for the three and six months ended June 30, were as follows (in thousands):

	2008		2007		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent

Three months ended June 30	$4,254	24.3%	$4,207	24.8%	$48	1.1%

Six months ended June 30	$8,099	23.7%	$7,418	23.5%	$681	9.2%

The gross profit margin as a percentage of sales decreased for the three months ended June 30, 2008 primarily due to an unfavorable sales mix particularly in our electronics businesses. Gross margins increased for the six months ended June 30, 2008 compared to the previous year periods primarily due to a higher sales volume, partially offset by a lower margin product mix.

Selling, general and administrative expenses (SG&A)

Selling, general and administrative expenses (SG&A) for the three months ended June 30 were as follows (in thousands):

	2008		2007		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Increase Dollars	Percent Increase

Selling	$985	5.6%	$963	5.7%	$22	2.3%

General and Administrative	1,735	9.9	1,613	9.5	122	7.5

Research and Development	867	4.9	651	3.8	217	33.3

The increased general and administrative, and research and development expenses for three months ended June 30, 2008 as compared to the prior year period were primarily driven by a $70,000 increase in our SFAS 123R non-cash stock option expense and our continued emphasis on investing in research and development to develop new products and technology to further enhance our product portfolio.

Selling, general and administrative expenses (SG&A) for the six months ended June 30 were as follows (in thousands):

	2008		2007		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Increase Dollars	Percent Increase

Selling	$1,981	5.8%	$1,806	5.7%	$176	9.7%

General and Administrative	3,387	9.9	3,033	9.6	354	11.7

Research and Development	1,655	4.9	1,383	4.4	272	19.6

The increased selling, general and administrative, and research and development expenses for the six months ended June 30, 2008 as compared to the prior year periods were primarily driven by a full year of IntriCon Tibbetts expenses, $126,000 increase in our SFAS 123R non-cash stock option expense and our continued emphasis on investing in research and development to develop new products and technology to further enhance our product portfolio.

Net interest expense

Net interest expense for the three and six months ended June 30, 2008, was $185,000 and $373,000, respectively, compared to $321,000 and $436,000 for the same periods in 2007. The decrease in net interest expense was due primarily to charges related to the refinancing of the credit facility that were incurred in 2007 in connection with the Tibbetts acquisition and lower interest rates in effect on outstanding debt in 2008, offset in part by decreased interest income as a result of the lower balance of the note receivable.

Equity in earnings of partnerships

The equity in earnings of partnerships for the three and six months ended June 30, 2008 was ($1,000) and $22,000, respectively compared to ($60,000) and ($80,000) for the same periods in 2007, respectively.

The Company recorded a $71,000 and $108,000 decrease in the carrying amount of the investment in HIMPP for the three and six months ended June 30, 2008, respectively, reflecting amortization of the patents and other intangibles and the Company’s portion of the partnership’s operating results.

For the three and six months ended June 30, 2008, the Company recorded a $71,000 and $130,000 increase, respectively, in the carrying amount of Tibbetts’ investment in joint venture, reflecting the Company’s portion of the joint venture’s operating results for those periods.

Other expense, net

Other expense, net for the three and six months ended June 30, 2008, was $43,000 and $48,000, respectively compared to other income of $36,000 and $10,000, respectively for the same periods in 2007. The change in other expense, net primarily related to the changes in foreign currency exchange rates.

Income taxes

Income tax expense for the three and six months ended June 30, 2008, was $29,000 and $116,000, respectively, compared to $108,000 and $135,000 for the same periods in 2007, respectively. The decreased expense in 2008 was primarily due to increased domestic earnings which are taxed at lower rates. The Company is in a net operating loss position for U.S. federal income tax purposes and, consequently, minimal expense from the current period domestic operations was recognized.

Liquidity and Capital Resources

As of June 30, 2008, we had approximately $1.6 million of cash on hand. Sources of our cash for the six months ended June 30, 2008 have been from our operations and investing activities, as described below.

The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows (in thousands):

	Six months Ended
	June 30, 2008	June 30, 2007
Cash provided (used) by:
Continuing operations	$688	$46
Investing activities	428	(6,033)
Financing activities	(1,225)	6,394
Effect of exchange rate changes on cash	13	3
Increase (decrease) in cash and cash equivalents	$(96)	$410

The Company had the following bank arrangements (in thousands):

	June 30, 2008	December 31, 2007

Total borrowing capacity under existing facilities	$13,321	$13,623

Facility Borrowings:
Domestic revolving credit facility	3,500	3,000
Domestic term loan	3,038	4,275
Foreign overdraft and letter of credit facility	980	1,071
Domestic capital equipment leases	1,170	94
Total Borrowings	8,687	8,440

Total borrowing availability under existing facilities	$4,634	$5,183

We and our subsidiaries, IntriCon, Inc. (formerly known as Resistance Technology, Inc.), RTI Electronics, Inc. and IntriCon Tibbetts Corporation, referred to as the borrowers, entered into a credit facility with Bank of America (formerly known as LaSalle Bank, National Association), referred to as the lender, on May 22, 2007 replacing the prior credit facilities with M & I Business Credit (formerly known as Diversified Business Credit, Inc.). The credit facility provides for:

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

Weighted average interest on the domestic revolving credit facilities (including the prior credit facility) was 5.49% and 8.34% for the three months ended June 30, 2008 and 2007, respectively, and 6.17% and 8.54% for the six months ended June 30, 2008 and 2007, respectively.

The new credit facility will expire and all outstanding loans will become due and payable on June 30, 2012. The term loan requires quarterly principal payments, commencing on September 30, 2007, based on an increasing installment schedule, with any balance due on June 30, 2012.

The outstanding balance of the revolving credit facilities was $3,500,000 and $3,000,000 at June 30, 2008 and December 31, 2007, respectively. The total remaining availability on the revolving credit facility was approximately $3,702,000 at June 30, 2008.

The revolving facility carries a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

In June 2008, the Company completed a sale-leaseback of machinery and equipment with Bank of America. The transaction generated proceeds of $1,098,000, of which $1,013,000 was used to pay down the domestic term loan. The capital lease agreement expires in June 2014, requires monthly payments of $15,800 and has a present value of future minimum lease payments of $1,098,000 with an effective interest rate of 5.14%.

The Company also has entered into several other capital lease agreements to fund the acquisition of machinery and equipment. The total principal amount of all capital leases (including the sale-leaseback described above) was $1,412,000 with effective interest rates ranging from 5.1% to 8.0%. These agreements range from 3 to 6 years. The outstanding balance under these capital lease agreements at June 30, 2008 and December 31, 2007 was $1,170,000 and $94,000, respectively. The accumulated amortization on leased equipment was $155,000 and $119,000 at June 30, 2008 and December 31, 2007, respectively. The amortization of capital leases is included in depreciation expense for 2008 and 2007.

We are subject to various covenants under the credit facility, including financial covenants relating to tangible net worth, funded debt to EBITDA, fixed charge coverage ratio and capital expenditures. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things, incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equityholders; purchase or redeem any of its equity interests or any warrants, options or other rights in respect thereof; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. Effective as of September 30, 2007, the credit facility was amended to change the tangible net worth covenant. As of June 30, 2008 the Company was in compliance with all financial covenants under the credit facility, as amended.

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

The credit facility originally included a real estate loan with an original principal balance of $1,500,000, which was associated with our Vadnais Heights manufacturing facility. In June 2006, we completed a sale-leaseback of the Vadnais Heights manufacturing facility. The transaction generated proceeds of $2,650,000, of which $1,388,000 was used to repay the associated real estate loan and the remainder to pay down our domestic revolver. The remaining gain on the sale of $881,000 is being recognized over the initial 10-year lease term as the renewal options in the lease are not assured and a penalty does not exist if we do not exercise the renewal options.

In addition to our domestic credit facilities, on August 15, 2005, our wholly-owned subsidiary, IntriCon PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1.6 million line of credit. Borrowings bear interest at a rate of 6.47%. The outstanding balance was $980,000 and $1,071,000 at June 30, 2008 and December 31, 2007, respectively. The total remaining availability on the international senior secured credit agreement was $931,000 at June 30, 2008.

We believe that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that we will meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

Recent Accounting Pronouncements

As previously discussed under note 2 to the Consolidated Condensed Financial Statements, on December 4, 2007, the FASB issued FASB Statement No. 141 (Revised 2007), “Business Combinations”. FAS 141(R) will significantly change the accounting for business combinations. Under Statement 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141R will change the accounting treatment for certain specific items, including:

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

For information regarding the Company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes in the Company’s market risk exposures which have occurred since December 31, 2007.

In April 2008, the Company entered into a U.S. dollar to Singapore dollar forward currency hedge contract to manage its foreign currency exchange rate risk. The contract has a term of six months and settles periodically with the amount and currency payable to the counter-party for currency exchange dependent upon the spot exchange rate respective to a predefined settlement rate. As such, the notional value of the contract ranges from $1.2 million to $2.7 million. The contract is a cash flow hedge, however, the Company has elected not to apply hedge accounting to this derivative. We report changes in the fair value of this derivative through Other (expense) income net. The other expense of $3,000 for the three months ended June 30, 2008 primarily relates to the settlement of the contracts.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2008 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

At the 2008 Annual Meeting of Shareholders of the Company held on April 23, 2008:

Mr. Robert N. Masucci was re-elected as a director of the Board of Directors of the Company for a term expiring at the 2011 Annual Meeting. In the election, 4,439,345 votes were cast for Mr. Masucci. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed at the 2008 Annual Meeting by the holders of 138,174 shares withheld authority to vote for Mr. Masucci. The terms of the following directors continued after the Annual Meeting: Nicholas A. Giordano, Mark S. Gorder, Michael J. McKenna and Philip N. Seamon.

The amendment to the Company’s Amended and Restated Articles of Incorporation, as amended, to increase the number of authorized shares of Common Stock from 10,000,000 shares to 20,000,000 shares was also approved. In the election, 4,279,548 votes were cast in favor of approval, while 290,582 were cast opposing approval, and holders of 7,387 shares abstained. Additionally, there were 3 broker non-votes.

The appointment of Virchow, Krause & Company, LLP as the Company’s independent auditor for fiscal year 2008 was also ratified. In the election, 4,559,430 votes were cast in favor of ratification of the appointment, while 15,383 were cast opposing ratification of the appointment, and holders of 2,707 shares abstained. There were no broker non-votes.

ITEM 5.	Other Information

None.

ITEM 6.	Exhibits

(a)	Exhibits

3.1	IntriCon’s Amended and Restated Articles of Incorporation, as amended (incorporated by reference to IntriCon’s Current Report on Form 8-K filed with the SEC on April 28, 2008).

10.1

Second Amendment to Loan and Security Agreement dated as of June 30, 2008, by and among IntriCon, IntriCon, Inc. (formerly known as Resistance Technology, Inc.), RTI Electronics, Inc., IntriCon Tibbetts Corporation and LaSalle Bank National Association (incorporated by reference to IntriCon’s Current Report on Form 8-K filed with the SEC on July 7, 2008)

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

INTRICON CORPORATION (Registrant)
Date: August 13, 2008	By:	/s/ Mark S. Gorder
Mark S. Gorder President and Chief Executive Officer (principal executive officer)

Date: August 13, 2008	By:	/s/ Scott Longval
Scott Longval Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002