Form 10-Q
period 2008-09-30
INTRICON CORP
filed 2008-11-14
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 1-5005

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

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

☐  Yes ☒  No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on October 17, 2008 was 5,326,148 (net of 515,754 treasury shares).

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1.	Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
Assets

	September 30, 2008 (Unaudited)	December 31, 2007

Current assets:

Cash	$690,032	$1,324,862

Restricted cash	388,587	398,514

Accounts receivable, less allowance for doubtful accounts of $272,000 at September 30, 2008 and $259,000 at December 31, 2007	9,916,087	8,408,149

Inventories	8,790,076	9,835,060

Refundable income tax	31,249	28,297

Note receivable from sale of discontinued operations, less allowance of $225,000 at September 30, 2008 and December 31, 2007	—	75,000

Other current assets	846,842	775,206

Total current assets	20,662,873	20,845,088

Machinery and equipment	37,538,485	36,959,184

Less: Accumulated depreciation	29,567,912	28,500,318

Net machinery and equipment	7,970,573	8,458,866

Goodwill	8,266,438	8,238,020

Investment in partnerships	1,649,301	1,590,426

Other assets, net	1,530,013	1,543,127

Total Assets	$40,079,198	$40,675,527

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
Liabilities and Shareholders’ Equity

	September 30, 2008 (Unaudited)	December 31, 2007

Current liabilities:

Checks written in excess of cash	$650,344	$1,209,642

Current maturities of long-term debt	1,592,862	1,476,665

Accounts payable	2,940,862	3,965,914

Customers’ advance payments on contracts	—	190,062

Income taxes payable	46,271	74,549

Deferred gain	121,691	110,084

Partnership payable	260,000	260,000

Other accrued liabilities	3,755,608	4,192,693

Total current liabilities	9,367,638	11,479,609

Long term debt, less current maturities	7,255,998	6,963,410

Other postretirement benefit obligations	689,119	816,532

Long term partnership payable	1,020,000	1,020,000

Note payable, net of current portion	259,360	259,360

Deferred income taxes	92,273	89,273

Accrued pension liabilities	588,775	624,517

Deferred gain	792,962	825,631

Total liabilities	20,066,125	22,078,332

Shareholders’ equity:

Common shares, $1.00 par value per share; 20,000,000 and 10,000,000 shares authorized; 5,840,974 and 5,813,491 shares issued; 5,325,220 and 5,297,737 shares outstanding at September 30, 2008 and December 31, 2007, respectively.	5,840,974	5,813,491

Additional paid-in capital	13,950,801	13,391,449

Retained earnings	1,746,276	877,733

Accumulated other comprehensive loss	(259,900)	(220,400)

Less: 515,754 common shares held in treasury, at cost	(1,265,078)	(1,265,078)

Total shareholders’ equity	20,013,073	18,597,195

Total liabilities and shareholders’ equity	$40,079,198	$40,675,527

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	September 30, 2008 (Unaudited)	September 30, 2007 (Unaudited)

Sales, net	$16,091,043	$18,441,894

Cost of sales	12,148,438	13,316,223

Gross margin	3,942,605	5,125,671

Operating expenses:

Selling expense	967,119	1,094,340
General and administrative expense	1,702,938	2,167,118
Research and development expense	783,518	734,778

Total operating expenses	3,453,575	3,996,236

Operating income	489,030	1,129,435

Interest expense	(165,432)	(278,251)
Interest income	496	13,265
Equity in earnings of partnerships	37,309	(75,000)
Other income (expense), net	29,213	(53,444)

Income before income taxes	390,616	736,005

Income tax expense	81,847	85,545

Net income	$308,769	$650,460

Earnings per share:

Basic	$.06	$.13
Diluted	$.06	$.12

Average shares outstanding:
Basic	5,314,760	5,201,966
Diluted	5,452,669	5,562,345

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(Unaudited)

	Nine Months Ended
	September 30, 2008 (Unaudited)	September 30, 2007 (Unaudited)

Sales, net	$50,207,550	$49,958,858

Cost of sales	38,165,838	37,415,415

Gross margin	12,041,712	12,543,443

Operating expenses:

Selling expense	2,948,380	2,899,978
General and administrative expense	5,090,273	5,200,599
Research and development expense	2,438,750	2,118,236

Total operating expenses	10,477,403	10,218,813

Operating income	1,564,309	2,324,630

Interest expense	(547,138)	(771,656)
Interest income	9,043	71,048
Equity in earnings of partnerships	58,875	(155,000)
Other income (expense), net	(19,084)	(43,394)

Income before income taxes	1,066,005	1,425,628

Income tax expense	197,462	220,816

Net income	$868,543	$1,204,812

Earnings per share:

Basic	$.16	$.23
Diluted	$.16	$.22

Average shares outstanding:
Basic	5,309,418	5,197,071
Diluted	5,549,926	5,466,128

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine months Ended
	September 30, 2008 (Unaudited)	September 30, 2007 (Unaudited)

Cash flows from operating activities:
Net income	$868,543	$1,204,812
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,741,316	1,518,684
Stock-based compensation	400,379	208,187
Gain on disposition of property	(1,900)	(3,858)
Change in deferred gain	(82,563)	(82,563)
Change in allowance for doubtful accounts	13,322	(52,427)
Equity in earnings of partnerships	(58,875)	155,000
Provision for deferred income taxes	3,000	—
Changes in operating assets and liabilities:
Accounts receivable	(1,529,314)	587,775
Inventories	1,022,949	(439,690)
Other assets	(107,102)	(472,860)
Accounts payable	(1,047,184)	(2,101,911)
Accrued expenses	(586,796)	295,664
Customer advances	(190,062)	74,653
Other liabilities	(37,775)	(20,883)

Net cash provided by operating activities	407,938	870,583

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,184,781)	(1,920,214)
Cash paid for acquisition of Tibbetts, Inc., net of cash received	—	(4,598,918)
Proceeds from sales of property, plant and equipment	1,100,091	7,296
Proceeds from note receivable	75,000	150,000

Net cash (used in) investing activities	(9,690)	(6,361,836)

Cash flows from financing activities:
Proceeds from long-term borrowings	10,912,223	10,538,628
Repayments of long-term borrowings	(11,566,572)	(5,402,280)
Proceeds from employee stock purchases and exercise of stock options	180,346	36,405
Change in restricted cash	(1,732)	(1,041)
Change in checks written in excess of cash	(559,298)	720,089

Net cash (used in) provided by financing activities	(1,035,033)	5,891,801

Effect of exchange rate changes on cash	1,955	7,817

Net (decrease) increase in cash	(634,830)	408,365
Cash, beginning of period	1,324,862	297,817

Cash, end of period	$690,032	$706,182

Noncash financing and investing activities:
Acquisition of equipment through capital lease obligation	$1,063,134	$—
Increase in other asset by accounts payable	—	320,000

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s consolidated financial position as of September 30, 2008 and December 31, 2007, and the consolidated results of its operations for the three and nine months ended September 30, 2008 and 2007. Results of operations for the interim periods are not necessarily indicators of the results of the operations expected for the full year.

Certain prior balances have been reclassified to be consistent with the September 30, 2008 presentation including; $326,283, $316,687 and $301,642 of restricted cash previously included in cash on the balance sheet as of December 31, 2007, September 30, 2007 and December 31, 2006, respectively. Restricted cash consists of deposits required to secure a credit facility at our Singapore location and deposits required to fund retirement related benefits for certain employees of foreign subsidiaries.

2.	New Accounting Pronouncements

During March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not believe the adoption of SFAS No. 161 will have a material effect on our results of operations or financial position.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning after June 30, 2008. Earlier adoption is prohibited. We do not believe the adoption of SFAS No. 160 will have a material effect on our results of operations or financial position

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141R will change the accounting treatment for certain specific items, including:

	▪	Acquisition costs will be generally expensed as incurred;

	▪	Noncontrolling interests (formerly known as “minority interests” will be valued at fair value at the acquisition date;

▪

Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

	▪	In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

	▪	Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

	▪	Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

FAS 141(R) also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after June 30, 2008. Earlier adoption is prohibited. This standard will change our accounting treatment for business combinations on a prospective basis and will be adopted by the Company in the first quarter of 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 (“SAS 69”), “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material effect on its financial statements.

3.	Acquisitions

On May 22, 2007, the Company completed the acquisition of substantially all of the assets, other than real estate, of Tibbetts Industries, Inc. (“Tibbetts”), a privately held designer and manufacturer of components used in hearing aids and medical devices, based in Camden, Maine. The acquisition expanded the Company’s component technology and customer base.

Pursuant to an asset purchase agreement, dated as of April 19, 2007, by and among the Company and Tibbetts and certain of the principal shareholders of Tibbetts, the Company purchased substantially all of the assets of Tibbetts, other than real estate, for cash of $4,500,000, subject to a closing adjustment, and the assumption of certain liabilities (total purchase price of $5,569,000 including liabilities assumed of $841,000 and acquisition costs of $228,000). Certain escrow amounts will be distributed to the seller at the conclusion of the respective escrow periods. The acquisition was financed with borrowings under the Company’s new credit facility, as further described in Note 7.

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

(amounts in thousands, except per share amounts)	Nine months ended September 30, 2007

Net sales	$51,495
Cost of sales	38,747
S, G & A	10,733
Interest expense	882
Other expense	132
Income from continuing operations before income taxes	$1,001
Income per share:
Basic	$0.15
Diluted	$0.14
Weighted average number of shares outstanding:
Basic	5,197
Diluted	5,466

The pro forma income from continuing operations for the period presented includes the increase in interest expense related to the borrowings used to fund the acquisition and the increase in depreciation expense of Tibbetts related to the step-up of fixed assets to fair value.

4.	Product Warranty

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the nine months ended September 30, 2008:

Nine months ended September 30, 2008

Beginning balance (December 31, 2007)	$136,000

Warranty expense	33,800
Closed warranty claims	(49,400)

Ending balance (September 30, 2008)	$120,400

5.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

Long-lived Assets

	September 30, 2008	December 31, 2007

United States	$17,991,942	$18,737,623
Other	1,424,383	1,092,816

Consolidated	$19,416,325	$19,830,439

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

The geographical distribution of net sales to geographical areas for the three and nine months ended September 30, 2008 and 2007 were as follows:

	Three months ended		Nine months ended
Net Sales to Geographical Areas:	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

United States	$11,614,459	$13,676,624	$36,381,694	$36,137,653
Germany	859,507	1,117,093	3,011,278	2,736,523
China	649,802	443,468	2,215,305	2,114,178
France	330,643	303,603	1,089,707	467,498
Switzerland	361,792	653,897	977,482	2,059,073
Singapore	526,863	317,036	919,958	1,012,704
Japan	312,169	241,560	745,065	1,117,261
United Kingdom	273,575	244,514	690,132	606,080
Turkey	102,225	84,315	385,584	274,299
Russia	33,860	62,127	339,042	190,688
All other countries	1,026,148	1,297,657	3,452,303	3,242,901

Consolidated	$16,091,043	$18,441,894	$50,207,550	$49,958,858

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

For the three months ended September 30, 2008, one customer accounted for 14 percent of the Company’s consolidated net sales. For the three months ended September 30, 2007, two customers accounted for 13 percent and 11 percent, respectively, of the Company’s consolidated net sales. For the nine months ended September 30, 2008 and 2007, one customer accounted for 12 percent and 11 percent of the Company’s consolidated net sales, respectively.

At September 30, 2008, one customer accounted for 13 percent of the Company’s consolidated accounts receivable. At December 31, 2007, one customer accounted for 14 percent of the Company’s consolidated accounts receivable.

6.	Inventories

Inventories consisted of the following at:

	September 30, 2008	December 31, 2007

Raw materials	$5,282,630	$4,936,949
Work-in-process	2,249,314	2,822,784
Finished products and components	1,258,132	2,075,327

Total Inventories	$8,790,076	$9,835,060

7.	Short and Long Term Debt

Short and long term debt is summarized as follows:

	September 30, 2008	December 31, 2007

Domestic Asset-Based Revolving Credit Facility	$4,000,000	$3,000,000
Foreign Overdraft and Letter of Credit Facility	686,153	1,071,009
Domestic Term Loan	3,037,500	4,275,000
Domestic Capital Equipment Leases	1,125,207	94,066

Total Debt	8,848,860	8,440,075
Less: Current maturities	(1,592,862)	(1,476,665)

Total Long Term Debt	$7,255,998	$6,963,410

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

▪

a $10,000,000 revolving credit facility, with a $200,000 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve.

▪	a $4,500,000 term loan, which was used to fund the Tibbetts acquisition.

Loans under the new credit facility are secured by a security interest in substantially all of the assets of the borrowers including a pledge of the stock of the subsidiaries. All of the borrowers are jointly and severally liable for all borrowings under the new credit facility.

As of September 30, 2008, the Company was in compliance with all financial covenants under the credit facility, as amended.

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

The Company also has entered into several other capital lease agreements to fund the acquisition of machinery and equipment. The total principal amount of all capital leases (including the sale-leaseback described above) was $1,412,000 with effective interest rates ranging from 5.1% to 8.0%. These agreements range from 3 to 6 years. The outstanding balance under these capital lease agreements at September 30, 2008 and December 31, 2007 was $1,125,000 and $94,000, respectively. The accumulated amortization on leased equipment was $199,000 and $119,000 at September 30, 2008 and December 31, 2007, respectively. The amortization of capital leases is included in depreciation expense for 2008 and 2007.

8.	Income Taxes

Income tax expense for the three and nine months ended September 30, 2008 was $81,847 and $197,462, respectively, compared to $85,545 and $220,816 for the same periods in 2007, respectively. The expense for the three and nine months ended September 30, 2008 and 2007 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for U.S. federal income tax purposes and, consequently, minimal federal expense from the current period domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income before income taxes for each jurisdiction that the Company has operations for the three and nine months ended September 30, 2008 and 2007:

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

United States	$258,178	$400,073	$557,797	$437,804
Singapore	31,009	175,828	220,190	680,711
Germany	101,429	160,104	288,018	307,113

Income before income taxes	$390,616	$736,005	$1,066,005	$1,425,628

9.	Stockholders’ Equity and Stock-based Compensation

The Company applies the provisions of SFAS No. 123R “Share-Based Payment” (“FAS 123(R)”), which establishes the accounting for stock-based awards.

The Company has a 1994 stock option plan, a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. New grants may not be made under the 1994, the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of September 30, 2008. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 698,500 shares. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 equity incentive plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the program, had been granted as of September 30, 2008. Under all awards, the terms are fixed on the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors stock fee election program, referred to as the director program, as an award under the 2006 equity incentive plan. The director program gives each non-employee director the right under the 2006 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There were 383 and 974 shares issued in lieu of cash for director fees under the director program for the three and nine months ended September 30, 2008.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the Non-Employee Director and Executive Officer Stock Purchase Program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100,000 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There were no purchases made under the management purchase program during the three and nine months ended September 30, 2008.

Stock option activity as of and during the nine months ended September 30, 2008 was as follows:

	Number of Shares	Weighted- average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2007	854,231	$5.83
Options forfeited	(45,131)	9.82
Options granted	86,950	10.07
Options exercised	(1,900)	2.51

Outstanding at September 30, 2008	894,150	$6.05	$—

Exercisable at September 30, 2008	569,033	$3.28	$375,562

Available for future grant at December 31, 2007	424,746

Available for future grant at September 30, 2008	351,822

The number of shares available for future grant at September 30, 2008 does not include a total of up to 400,700 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan as of September 30, 2008, which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of such options.

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

The weighted average remaining contractual life of options exercisable at September 30, 2008 was 6.4 years.

The Company recorded $132,258 and $400,379 of non-cash stock option expense related to FAS 123(R) for the three and nine months ended September 30, 2008. The Company recorded $66,488 and $208,187 of non-cash option expense related to FAS 123(R) for the three and nine months ended September 30, 2007. As of September 30, 2008, there was $911,129 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 2.1 years.

At the 2007 annual meeting of shareholders, the shareholders approved the IntriCon Corporation 2007 Employee Stock Purchase Plan (the “Purchase Plan”). A maximum of 100,000 shares may be sold under the Purchase Plan. There were 24,609 shares purchased under the plan as of September 30, 2008.

10.	Income Per Share

The following table presents a reconciliation of the denominators used in the computation of basic and diluted earnings per share related to the Company’s employee stock option and equity plans:

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Basic – weighted shares outstanding	5,314,760	5,201,966	5,309,418	5,197,071
Weighted shares assumed upon exercise of stock options	137,909	360,379	240,508	269,057

Diluted – weighted shares outstanding	5,452,669	5,562,345	5,549,926	5,466,128

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

Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2008, were options to purchase approximately 294,450 and 231,950 common shares, respectively, with an average exercise price of $11.63 and $12.96, respectively, because the effect would have been anti-dilutive. Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2007, were options to purchase approximately 123,500 common shares with an average exercise price of $10.08 because the effect would have been anti-dilutive.

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

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in accumulated other comprehensive loss and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three and nine months ended September 30, 2008 approximately $14,000 and $27,000, respectively, of said adjustments were recorded to interest expense. During the three and nine months ended September 30, 2008, ineffectiveness from such hedges was $0.

At September 30, 2008, the Company had a United States Dollar (“USD”) denominated interest rate swap outstanding which effectively fixed the interest rate on floating rate debt, exclusive of lender spreads, at 5.36% for a notional principal amount of $2,000,000 through September 2010. The derivative net loss on this contract recorded in accumulated other comprehensive loss at September 30, 2008 was $81,750, which is expected to be reclassified from accumulated other comprehensive loss into earnings over the next 24 months.

The Company uses forward contracts to manage its foreign currency exchange rate risk. The contracts are cash flow hedges, however, the Company has elected not to apply hedge accounting to these derivatives. We report changes in the fair value of these derivatives through Other (expense) income net. The contracts settle periodically with the amount and currency payable to the counter-party for currency exchange dependent upon the spot exchange rate respective to a predefined settlement rate. The earnings impact primarily relates to the settlement of the contracts. The cash flow hedges mature within 3 months or less.

12.	Comprehensive Income

The components of comprehensive income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows:

	Three months ended		Nine months ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007

Net income	$308,769	$650,460	$868,543	$1,204,812
Change in fair value of interest rate swap	(1,752)	(39,833)	(2,535)	(39,883)
Gain (loss) on foreign currency translation adjustment	(57,864)	9,339	(36,965)	18,691

Comprehensive income	$249,153	$619,916	$829,043	$1,183,620

13.	Legal Proceedings

We are a defendant along with a number of other parties in approximately 122 lawsuits as of September 30, 2008, (approximately 122 lawsuits as of December 31, 2007) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, we do not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. We have requested that the carriers substantiate this situation. We believe we have additional policies available for other years which have been ignored by the carriers. As settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, we believe when settlement payments are applied to these additional policies, we will have availability under the years deemed exhausted. We do not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on our financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits, to which these insurance carriers are insuring us, make the ultimate disposition of these lawsuits not material to our consolidated financial position or results of operations.

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

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total base rent expense incurred under the lease was approximately $92,000 for each of the three months ended September 30, 2008 and 2007, and $276,000 for each of the nine months ended September 30, 2008 and 2007. Annual lease commitments, which include base rent expense, real estate taxes and other charges, approximate $475,000 through October 2011.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three and nine months ended September 30, 2008, the Company paid that firm approximately $32,000 and $194,000, respectively, for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and SEC rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

15.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Nine months ended
	September 30, 2008	September 30, 2007

Interest received	$9,014	$63,196
Interest paid	468,681	522,536
Income taxes paid	158,768	192,264

16.	Investment in Equity Instruments

The Company owns a 9% partnership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP), and is a party to a license agreement that grants the Company access to over 45 US registered patents. The Company has recorded no change and a $108,000 decrease in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and nine months ended September 30, 2008, respectively. The Company recorded a $125,000 and $205,000 decrease in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and nine months ended September 30, 2007, respectively.

The Company’s subsidiary, IntriCon Tibbetts Corporation, owns a 50% interest in a joint venture with a Swiss company to market, design, manufacture, and sell audio coils to the hearing health industry. The Company has recorded a $37,000 and $167,000 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three and nine months ended September 30, 2008, respectively. The Company recorded a $50,000 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the period ended September 30, 2007.

17.	Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market from the previous year:

	Three Months Ended
	September 30, 2008	September 30, 2007

Hearing Health	$5,532,000	$7,527,000
Medical	5,136,000	5,100,000
Professional Audio Device	3,652,000	3,407,000
Electronics	1,771,000	2,408,000

Total Revenue	$16,091,000	$18,442,000

	Nine Months Ended
	September 30, 2008	September 30, 2007

Hearing Health	$18,625,000	$21,629,000
Medical	14,912,000	13,042,000
Professional Audio Device	10,938,000	8,058,000
Electronics	5,733,000	7,230,000

Total Revenue	$50,208,000	$49,959,000

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Company has one operating segment, its precision miniature medical and electronics products segment. Our expertise is focused on four main markets within this segment: medical, hearing health, professional audio and electronics. Within these chosen markets, we combine ultra-miniature mechanical and electronics capabilities with proprietary technologies, such as low-power digital signal processing (“DSP”) and ultra low-power wireless (“ULP”), which enhances the performance of body-worn devices. Research and Development (“R&D”) continues to be an ongoing focus for the Company, not only to develop new products and proprietary technology, but to further enhance our current product portfolio with new capabilities. We believe the key to long-term growth is driving strategic R&D initiatives, including the development advanced ultra-lower power DSP and ULP wireless applications and working with our strategic partner, Advanced Medical Electronics, to develop proprietary biotelemetry technologies.

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

Using our proprietary digital signal processing technology, nanoDSP™, IntriCon is building a new generation of affordable, high-quality hearing aids and similar amplifier devices under contracts for original equipment manufacturers (OEM’s). DSP devices have better clarity, attractive pricing points and an improved ability to filter out background noise. Furthermore, we believe our strategic alliance with Dynamic Hearing Pty Ltd. will allow us to develop new body-worn applications and further expand our hearing health and professional audio product portfolio.

During the quarter, we introduced Ethos, our new high-performance adaptive DSP hearing aid amplifier. Ethos’ advanced capabilities are ideally suited for the hearing health market. We believe the introduction of Ethos solidifies our position as a leader of high-performance adaptive DSP hearing aid amplifiers.

Overall, we believe the hearing health market holds significant opportunities for the Company. In the United States, Europe and Japan, the 65-year-old-plus age demographic is the fastest growing segment of the population, and many of those individuals could, at some point, benefit from a hearing device that uses IntriCon’s proprietary technology.

While it harbors great potential, the hearing health market is experiencing slowness due to macroeconomic conditions. In general, the U.S. market does not provide insurance reimbursement for hearing aid purchases. People can defer their hearing aid purchase. Revenues in the U.S. hearing health industry were down approximately 4% - 6% in total for the nine months ended September 30, 2008 compared to the same period in 2007, as reported by the Hearing Industry Association. We believe the softness in the market may continue into 2009. Reimbursement trends in Europe are more favorable, with insurers and the governments covering more devices.

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

In addition, there has been an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, which is also referred to as bio-telemetry. Through the development of our ULP wireless technology, Bodynet™, we believe that bio-telemetry offers a significant future opportunity. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices. We believe our strategic partnership with Advanced Medical Electronics will allow us to develop new bio-telemetry devices that better connect patients and care givers, providing critical information and feedback. Current examples of IntriCon bio-telemetry products used by medical device manufacturers include components found in wireless glucose sensor pumps that introduce drugs into the bloodstream.

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

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, or that include forward-looking terminology such as “may”, “will”, “believe”, “expect”, “should”, “optimistic” or “continue” or the negative thereof or other variations thereon, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Company’s Condensed Consolidated Financial Statements” such as net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future level of funding of employee benefit plans, the adequacy of insurance coverage, the impact of new accounting pronouncements and litigation.

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

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

▪	the ability to successfully implement the Company’s business and growth strategy;
▪	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection therewith;
▪	the volume and timing of orders received by the Company;
▪	changes in estimated future cash flows;
▪	ability to collect on our accounts receivable;
▪	foreign currency movements in markets the Company services;
▪	changes in the global economy and financial markets;
▪	weakening demand for the Company’s products due to general economic conditions;
▪	changes in the mix of products sold;
▪	ability to meet demand;
▪	changes in customer requirements;
▪	timing and extent of research and development expenses;
▪	acceptance of the Company’s products;
▪	competitive pricing pressures;
▪	pending and potential future litigation;
▪	cost and availability of electronic components and commodities for the Company’s products;
▪	ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;
▪	ability to repay debt when it comes due;
▪	the loss of one or more of our major customers;
▪	ability to identify and integrate acquisitions;
▪	effects of legislation;
▪	effects of foreign operations;
▪	foreign currency risks;
▪	ability to recruit and retain engineering and technical personnel;
▪	the costs and risks associated with research and development investments;
▪	our ability and the ability of our customers to protect intellectual property; and
▪	loss of members of our senior management team.

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

Results of Operations

Sales, net

Consolidated net sales for the three and nine months ended September 30, were as follows (in thousands):

			Change

	2008	2007	Dollars	Percent

Three months ended September 30	$16,091	$18,442	($2,351)	(12.7%)

Nine months ended September 30	$50,208	$49,959	$249	0.5%

Our net sales are comprised of four main sectors: hearing health, medical, professional audio device and electronics. Sales, net broken down by sector for the nine months ended September 30, 2008 was as follows: hearing health 37%, medical 30%, professional audio 22% and electronics 11%. Sales, net for the three and nine months ended September 30, 2008 were down 13 percent and up 1 percent, respectively, over the same prior year periods, as a result of the fluctuations described below.

Net sales in our hearing health business for the three and nine months ended September 30, 2008 decreased 27 and 14 percent, respectively, from the same periods in 2007, primarily due to lower demand from our customers in this market and the completion of a one-time hearing health project in the 2007 third and fourth quarters, which the customer took in-house in 2008. The U.S. hearing health industry was down approximately 4% - 6% in total for the nine months ended September 30, 2008 compared to the same period in 2007, as reported by the Hearing Industry Association. We believe the softness in the market may continue into 2009. Despite the anticipated short-term softness, we believe our longer term prospects in our hearing health business remain strong as we continue to develop advanced technologies, such as our nanoDSP™, which will enhance the performance of hearing devices. In addition, we believe the market indicators in the hearing health industry, including the aging world population, suggest long-term industry growth.

For the three and nine months ended September 30, 2008, we experienced increases of 1 and 14 percent, respectively, in net sales in the medical equipment market as a direct result of increased sales to existing original equipment manufacturer, or OEM, customers. Management believes there is an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, referred to as bio-telemetry, which resulted in further growth in our medical business. We have experienced solid growth in our most advanced biotelemetry device, a continuous wireless glucose monitor, which we manufacture for a major medical OEM. We are also working with our strategic partner, Advanced Medical Electronics, on proprietary biotelemetry technologies that will enable us to develop new devices that connect patients and care givers, providing critical information and feedback.

Net sales to the professional audio device sector grew 7 and 36 percent for the three and nine month periods ended September 30, 2008, respectively, fueled by higher demand for communication devices from new and existing customers and a full year for revenue from our May 2007 acquisition of IntriCon Tibbetts. We believe our extensive portfolio of communication devices that are portable and perform well in noisy or hazardous environments will provide for future growth. These products are well suited for applications in fire, law enforcement, safety, aviation and military markets.

Electronics net sales for the three and nine months ended September 30, 2008 decreased 26 and 21 percent, respectively, from 2007 primarily due to lower demand from one customer. In addition, management has made an effort to eliminate lower margin revenue from non-strategic customers in attempt to maximize profit from this business line.

Gross profit

Gross profit margins for the three and nine months ended September 30, were as follows (in thousands):

	2008		2007		Change

	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent

Three months ended September 30	$3,943	24.5%	$5,126	27.8%	($1,183)	(23.1%)

Nine months ended September 30	$12,042	24.0%	$12,543	25.1%	($501)	(4.0%)

The gross profit margin as a percentage of sales decreased for the three and nine months ended September 30, 2008 compared to the prior year periods. The decline in gross margin and operating income primarily resulted from the conclusion of the one-time hearing health program in 2007, general softness in hearing health and the decline in our non-core electronics business. We have various activities underway to increase our gross margins, such as transferring our microphone and receiver production from our Maine operation to our lower cost Singapore facility and increasing the percentage of IntriCon proprietary content in the devices we manufacture.

Selling, general and administrative expenses (SG&A)

Selling, general and administrative expenses (“SG&A”) for the three months ended September 30 were as follows (in thousands):

	2008		2007		Change

	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent

Selling	$967	6.0%	$1,094	5.9%	($127)	(11.6%)

General and Administrative	1,703	10.6	2,167	11.8	(464)	(21.4%)

Research and Development	784	4.9	735	4.0	49	6.7%

The decreased selling expenses for the three months ended September 30, 2008 as compared to the prior year period were primarily driven by decreases in royalties and commissions as a result of lower revenues. The decrease in general and administrative expenses were driven by cost control measures taken by the Company in conjunction with the revenue decreases, as well as lower professional and legal fees compared to the prior year. The three months ended September 20, 2007 included significant costs related to the Energy Transportation Group, Inc. litigation. The increased research and development expenses as compared to the prior year were due to our continued emphasis on investing in research and development projects to develop new products and technology to further enhance our product portfolio.

SG&A for the nine months ended September 30 were as follows (in thousands):

	2008		2007		Change

	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent

Selling	$2,948	5.9%	$2,900	5.8%	$48	1.7%

General and Administrative	5,090	10.1	5,201	10.4	(111)	(2.1%)

Research and Development	2,439	4.9	2,118	4.2	321	15.2%

The increased selling and research and development expenses for the nine months ended September 30, 2008 as compared to the prior year periods were primarily driven by our continued emphasis on investing in research and development to develop new products and technology to further enhance our product portfolio and a full year of IntriCon Tibbetts expenses. The decreased general and administrative expenses were driven by cost control measures taken by the Company and lower professional and legal costs, offset in part by a full year of IntriCon Tibbetts expenses.

Net interest expense

Net interest expense for the three and nine months ended September 30, 2008, was $165,000 and $538,000, respectively, compared to $265,000 and $701,000, respectively, for the same periods in 2007. The decrease in net interest expense was due primarily to charges related to the refinancing of the credit facility that were incurred in 2007 in connection with the Tibbetts acquisition and lower interest rates in effect on outstanding debt in 2008, offset in part by decreased interest income as a result of the lower balance of the note receivable.

Equity in earnings of partnerships

The equity in earnings of partnerships for the three and nine months ended September 30, 2008 was $37,000 and $59,000, respectively, compared to ($75,000) and ($155,000) for the same periods in 2007.

The Company recorded no change and a $108,000 decrease in the carrying amount of the investment in HIMPP for the three and nine months ended September 30, 2008, respectively, reflecting amortization of the patents and other intangibles and the Company’s portion of the partnership’s operating results.

For the three and nine months ended September 30, 2008, the Company recorded a $37,000 and $167,000 increase, respectively, in the carrying amount of Tibbetts’ investment in joint venture, reflecting the Company’s portion of the joint venture’s operating results for those periods.

Other income (expense), net

Other income (expense), net for the three and nine months ended September 30, 2008, was $29,000 and ($19,000), respectively, compared to other expense of ($53,000) and ($43,000), respectively, for the same periods in 2007. The change in other income (expense), net primarily related to the changes in foreign currency exchange rates.

Income taxes

Income tax expense for the three and nine months ended September 30, 2008, was $82,000 and $197,000, respectively, compared to $86,000 and $221,000 for the same periods in 2007, respectively. The decreased expense in 2008 was primarily due to lower total income before taxes, and increased domestic earnings. The Company is in a net operating loss position for U.S. federal income tax purposes and, consequently, minimal expense from the current period domestic operations was recognized.

Liquidity and Capital Resources

As of September 30, 2008, we had approximately $0.7 million of cash on hand. Sources of our cash for the nine months ended September 30, 2008 have been from our operations, as described below.

The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows (in thousands):

	Nine months Ended
	September 30, 2008	September 30, 2007

Cash provided (used) by:
Continuing operations	$408	$871
Investing activities	(10)	(6,362)
Financing activities	(1,035)	5,892
Effect of exchange rate changes on cash	2	7

Increase (decrease) in cash and cash equivalents	$(635)	$408

The Company had the following bank arrangements (in thousands):

	September 30, 2008	December 31, 2007

Total borrowing capacity under existing facilities	$13,908	$13,623

Facility Borrowings:
Domestic revolving credit facility	4,000	3,000
Domestic term loan	3,038	4,275
Foreign overdraft and letter of credit facility	686	1,071
Domestic capital equipment leases	1,125	94

Total Borrowings	8,849	8,440
Total borrowing availability under existing facilities	$5,059	$5,183

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

▪

a $10,000,000 revolving credit facility, with a $200,000 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve; and

▪	a $4,500,000 term loan which was used to fund the Tibbetts acquisition.

Loans under the new credit facility are secured by a security interest in substantially all of the assets of the borrowers including a pledge of the stock of the subsidiaries. All of the borrowers are jointly and severally liable for all borrowings under the new credit facility.

Loans under the new credit facility bear interest, at the option of the Company, at:

▪	the London InterBank Offered Rate (“LIBOR”) plus 1.90%, in the case of revolving line of credit loans, or LIBOR plus 2.15%, in the case of the term loan, or

▪	the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%.

Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans, or every three months in the case of LIBOR based loans with a six month interest period.

Weighted average interest on the domestic revolving credit facilities (including the prior credit facility) was 5.00% and 7.21% for the three months ended September 30, 2008 and 2007, respectively, and 5.72% and 8.09% for the nine months ended September 30, 2008 and 2007, respectively.

The new credit facility will expire and all outstanding loans will become due and payable on June 30, 2012. The term loan requires quarterly principal payments, commencing on September 30, 2007, based on an increasing installment schedule, with any balance due on June 30, 2012.

The outstanding balance of the revolving credit facilities was $4,000,000 and $3,000,000 at September 30, 2008 and December 31, 2007, respectively. The total remaining availability on the revolving credit facility was approximately $3,931,000 at September 30, 2008.

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

The Company also has entered into several other capital lease agreements to fund the acquisition of machinery and equipment. The total principal amount of all capital leases (including the sale-leaseback described above) was $1,412,000 with effective interest rates ranging from 5.1% to 8.0%. These agreements range from 3 to 6 years. The outstanding balance under these capital lease agreements at September 30, 2008 and December 31, 2007 was $1,125,000 and $94,000, respectively. The accumulated amortization on leased equipment was $199,000 and $119,000 at September 30, 2008 and December 31, 2007, respectively. The amortization of capital leases is included in depreciation expense for 2008 and 2007.

We are subject to various covenants under the credit facility, including financial covenants relating to tangible net worth, funded debt to EBITDA, fixed charge coverage ratio and capital expenditures. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things, incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equityholders; purchase or redeem any of its equity interests or any warrants, options or other rights in respect thereof; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. Effective as of September 30, 2007, the credit facility was amended to change the tangible net worth covenant. As of September 30, 2008 the Company was in compliance with all financial covenants under the credit facility, as amended.

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

▪

a $5,500,000 domestic revolving credit facility, bearing interest at an annual rate equal to the greater of 5.25%, or 0.5% over prime. Under the revolving credit facility, the availability of funds depended on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve; and

▪	a $1,000,000 domestic equipment term loan, bearing interest at an annual rate equal to the greater of 5.25%, or 0.75% over the prime rate.

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

In addition to our domestic credit facilities, on August 15, 2005, our wholly-owned subsidiary, IntriCon PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1.8 million line of credit. Borrowings bear interest at a rate of 6.47%. The outstanding balance was $686,000 and $1,071,000 at September 30, 2008 and December 31, 2007, respectively. The total remaining availability on the international senior secured credit agreement was $1,128,000 at September 30, 2008.

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

Recent Accounting Pronouncements

As previously discussed under note 2 to the Consolidated Condensed Financial Statements, during March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (SFAS No. 161). SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under Statement 133; and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not believe the adoption of SFAS No. 161 will have a material effect on our results of operations or financial position.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. Statement 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. Statement 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. Statement 160 is effective for fiscal years, and interim periods within those fiscal years, beginning after June 30, 2008. Earlier adoption is prohibited. We do not believe the adoption of SFAS No. 160 will have a material effect on our results of operations or financial position

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. FAS 141R will change the accounting treatment for certain specific items, including:

▪          Acquisition costs will be generally expensed as incurred;

▪          Noncontrolling interests (formerly known as “minority interests” will be valued at fair value at the acquisition date;

▪          Acquired contingent liabilities will be recorded at fair value at the acquisition date and subsequently measured at either the higher of such amount or the amount determined under existing guidance for non-acquired contingencies;

▪          In-process research and development will be recorded at fair value as an indefinite-lived intangible asset at the acquisition date;

▪          Restructuring costs associated with a business combination will be generally expensed subsequent to the acquisition date; and

▪          Changes in deferred tax asset valuation allowances and income tax uncertainties after the acquisition date generally will affect income tax expense.

FAS 141(R) also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after June 30, 2008. Earlier adoption is prohibited. This standard will change our accounting treatment for business combinations on a prospective basis and will be adopted by the Company in the first quarter of 2009.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles.” SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities.

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 (“SAS 69”), “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SAS 69 has been criticized because it is directed to the auditor rather than the entity. SFAS 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material effect on its financial statements.

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

For information regarding the Company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Other than as described below, there have been no material changes in the Company’s market risk exposures which have occurred since December 31, 2007.

In April 2008, the Company entered into a U.S. dollar to Singapore dollar forward currency hedge contract to manage its foreign currency exchange rate risk. The contract has a term of six months and settles periodically with the amount and currency payable to the counter-party for currency exchange dependent upon the spot exchange rate respective to a predefined settlement rate. As such, the notional value of the contract ranges from $1.2 million to $2.7 million. The contract is a cash flow hedge, however, the Company has elected not to apply hedge accounting to this derivative. We report changes in the fair value of this derivative through Other income (expense), net. Included in Other income (expense), net are expenses of $24,000 and $23,000 for the three and nine months ended September 30, 2008, respectively, related to the settlement of the contracts.

ITEM 4.	Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2008 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the specific time periods in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the chief executive officer and chief financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2008, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Amendment to Non-Employee Director and Executive Officer Stock Purchase Program

On November 11, 2008, the Compensation Committee of the Board of Directors approved an amendment to the Non-Employee Director and Executive Officer Stock Purchase Program that was previously approved as an award under the Company’s 2006 Equity Incentive Plan. The purpose of this program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to this program, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100,000 during any fiscal year. Participants may make such election one time during a “window period” beginning on the third business day after the public release of the Company’s earnings announcement, and then only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. The purpose of the amendment was to extend the window period from ten business days to twenty business days. A copy of the program as amended is attached as Exhibit 10.2. This summary is not intended to be complete and is qualified in its entirety by reference to such Exhibit.

ITEM 6.	Exhibits

(a)	Exhibits

10.1	Non-Employee Director and Executive Officer Stock Purchase Program (incorporated by reference to IntriCon’s Current Report on Form 8-K filed with the SEC on July 24, 2008)

10.2	Non-Employee Director and Executive Officer Stock Purchase Program, as amended

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

INTRICON CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION
(Registrant)

Date: November 13, 2008	By:	/s/ Mark S. Gorder

Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: November 13, 2008	By:	/s/ Scott Longval

Scott Longval
Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

10.1	Non-Employee Director and Executive Officer Stock Purchase Program (incorporated by reference to IntriCon’s Current Report on Form 8-K filed with the SEC on July 24, 2008)

10.2	Non-Employee Director and Executive Officer Stock Purchase Program, as amended

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002