Form 10-K
period 2008-12-31
INTRICON CORP
filed 2009-03-10
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Act). Yes ☐ No☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant on June 30, 2008 was $40,267,744. Common shares held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common shares on February 27, 2009 was 5,343,079.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2009 annual meeting of shareholders are incorporated by reference into Part III of this report; provided, however, that the Audit Committee Report and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933 or the Securities Exchange Act of 1934.

PART I

ITEM 1.	Business

Company Overview

IntriCon Corporation, formerly Selas Corporation of America (together with its subsidiaries referred herein as the “Company”, or “IntriCon”, “we”, “us” or “our”) is an international firm engaged in the designing, developing, engineering and manufacturing of body-worn devices and electronic products. The Company serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature injection-molded plastics, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, medical equipment, hearing instruments, electronics, professional audio and telecommunications devices and computers. The Company, headquartered in Arden Hills, Minnesota has facilities in Minnesota, California, Maine, Singapore and Germany, and operates through subsidiaries. The Company is a Pennsylvania corporation. The Company has gone through several transformations since its formation. The Company’s core business of body-worn devices was established in 1993 through the acquisition of Resistance Technologies Inc., now known as IntriCon, Inc. The majority of IntriCon’s current management came to the Company with the Resistance Technologies Inc. acquisition, including IntriCon’s President and CEO, who was a co-founder of Resistance Technologies Inc.

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

Currently, the Company has two operating segments: its body worn device segment and electronics products segment. Prior to 2008, the Company’s body-worn device and electronics products segments were combined in the Company’s precision miniature medical and electronics products segment. The Company determined these segments no longer meet the criteria for aggregation. The nature of the products and services has been deemed separately identifiable, as the Company has further developed technologies and products included in the body-worn device segment. Furthermore, as the underlying products and technology have changed, the economic characteristics of each business segment are not expected to be similar. Our electronics products segment margin is subject to more variability due to material pricing and we believe our future revenue growth and margin will be different for each segment as a result of the proprietary technology included in our body-worn device products.

Business Highlights

Major Events in 2008

On July 20, 2008, the Company entered into a strategic alliance agreement with Australia-based Dynamic Hearing Pty Ltd (“Dynamic Hearing”), a designer of proprietary digital signal processing (“DSP”) firmware used in ultra-low power (“ULP”) DSP hardware platforms for the hearing health and professional audio market. Effective October 1, 2008, Dynamic Hearing granted a license to the Company to use certain of Dynamic Hearing’s technology, including ULP-DSP technology. IntriCon intends to use the license from Dynamic Hearing to develop new body-worn ULP-DSP applications and expand its hearing health and professional audio product portfolio.

The initial term of the agreement is five years from the date of execution and may be extended upon agreement of the parties within two months of the expiration of the initial term; however, either party may terminate the agreement after the second year of the term upon three months notice. The Company agreed to pay Dynamic Hearing: (i) an annual fee for access to the technology licensed pursuant to the agreement and (ii) an additional “second component” fee to maintain exclusive rights granted to the Company with respect to hearing health products. Additionally, IntriCon agreed to make royalty payments on products that incorporate Dynamic Hearing’s technology and Dynamic Hearing has also agreed to provide the Company with engineering and other services in connection with the licensed technology.

Major Events in 2007

On May 22, 2007, the Company completed the acquisition of substantially all of the assets of Tibbetts Industries, Inc., other than real estate. Pursuant to an Asset Purchase Agreement, dated as of April 19, 2007, by and among the Company and Tibbetts and certain of the principal shareholders of Tibbetts, the Company purchased substantially all of the assets of Tibbetts, other than real estate, for cash of $4,500,000, subject to a closing adjustment, and the assumption of certain liabilities (total purchase price of $5,569,000 including acquisition costs of $228,000). The acquisition was financed with borrowings under the Company’s $14.5 million in senior secured credit facilities, which the Company closed on May 22, 2007. Terms of the credit facilities included:

•	a $10.0 million revolving credit facility, with a subfacility for letters of credit, to mature in five years, and
•	a $4.5 million term loan facility, amortized in increasing quarterly principal installments based on a five-year repayment schedule.

The credit facilities are further described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

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

AME receives support from the federal Small Business Innovation Research program and will develop the bio-telemetry instruments. IntriCon will manufacture these devices and supply them to third-party distributors. IntriCon also gains exclusive access to key AME technology and will be able to use this technology to develop additional bio-telemetry applications. In 2009, there was an amendment to the strategic alliance to include four additional funded projects, related to the development of advanced biotelemetry technologies.

Forward-Looking Statements

Certain statements included or incorporated by reference in this Annual Report on Form 10-K or the Company’s other public filings and releases, which are not historical facts, or that include forward-looking terminology such as “may”, “will”, “believe”, “expect”, “should”, “optimistic” or “continue” or the negative thereof or other variations thereof, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to:

•

statements in “Business,” “Legal Proceedings” and “Risk Factors”, such as the Company’s ability to focus on the precision miniature medical and electronics products markets, the ability to compete, statements concerning the Tibbetts acquisition, strategic alliances and their benefits, the adequacy of insurance coverage, and potential increase in demand for the Company’s products; and

•

statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Consolidated Financial Statements,” such as the net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future level of funding of employee benefit plans, the adequacy of insurance coverage, the impact of new accounting pronouncements and litigation.

Forward-looking statements also include, without limitation, statements as to the Company’s expected future results of operations and growth, the Company’s ability to meet working capital requirements, the Company’s business strategy, the expected increases in operating efficiencies, anticipated trends in the Company’s body-worn device and electronic products markets, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various risks, uncertainties and other factors that can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the risk factors discussed in Item 1A of this Annual Report on Form 10-K.

The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Market Overview: Body-Worn Devices

IntriCon, Inc. (formerly known as Resistance Technology, Inc.), IntriCon PTE LTD (“PTE”), and IntriCon Tibbetts, Inc. (“ITC”) are wholly-owned subsidiaries of the Company, that design, develop, engineer and manufacture micro-miniature injection-molded plastics, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, medical equipment, hearing instruments, professional audio and telecommunications devices and computers.

Products and Industries Served. IntriCon designs, develops and manufactures miniature and micro-miniature body-worn products based on its proprietary technology to meet the rising demand for smaller, portable and more advanced devices. Our expertise is focused on three main markets: medical, hearing health and professional audio. Within these chosen markets, we combine ultra-miniature mechanical and electronics capabilities with proprietary technology – including ULP wireless and DSP capabilities - that enhances the performance of body-worn devices.

Medical
In the medical market, the Company is focused on sales of multiple biotelemetry devices from life-critical diagnostic monitoring devices to drug-delivery systems. Using our nanoDSP™ and ULP nanoLink™ technology, the Company manufactures microelectronics, micro-mechanical assemblies, high-precision injection-molded plastic components and complete bio-telemetry devices for emerging and leading medical device manufacturers. Targeted customers include medical product manufacturers of portable and lightweight battery powered devices, as well as a variety of sensors designed to connect a patient to an electronic device.

The medical industry is faced with pressures to reduce the costs of healthcare. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture components for medical devices that are easier to use, measure with greater accuracy and provide more functions while reducing the costs to manufacture these devices. IntriCon manufactures and supplies bubble sensors and flow restrictors that monitor and control the flow of fluid in an intravenous infusion system. IntriCon also manufactures a family of safety needle products for an OEM customer that utilizes IntriCon’s insert and straight molding capabilities. These products are assembled using full automation including built-in quality checks within the production lines. Other examples include sensors used to detect pathologies in specific organs of the body and monitoring devices to detect cardiac, respiratory functions, and blood glucose levels. The early and accurate detection of pathologies allows for increased likelihood for successful treatment of chronic diseases and cancers. Accurate monitoring of multiple functions of the body, such as heart rate, breathing and blood glucose levels, aids in generating more accurate diagnosis and treatments for patients.

In addition, there has been an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, which is also referred to as bio-telemetry. Through the further development of our ULP BodyNet™ family, a series of wirelessly enabled products including our new wireless nanoLink™ family, we believe the bio-telemetry offers a significant future opportunity. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices. We believe our strategic partnership with AME will allow us to develop new bio-telemetry devices that better connect patients and care givers, providing critical information and feedback. Current examples of IntriCon biotelemetry products used by medical device manufacturers include components found in wireless glucose sensor pumps that introduce drugs into the bloodstream.

Hearing Health

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

Using our ULP BodyNet™ family technology, specifically nanoDSP™ and our new wireless nanoLink™ product family, IntriCon is building a new generation of affordable, high-quality hearing aids and similar amplifier devices under contracts for OEM’s. DSP devices have better clarity, attractive pricing points and an improved ability to filter out background noise. During 2008, we introduced Ethos, our new high-performance adaptive DSP hearing instrument amplifier. In our view, Ethos’ advanced capabilities are ideally suited for the hearing health market. We believe the introduction of Ethos solidifies our position as a leader of high-performance adaptive DSP hearing instrument amplifiers. Furthermore, we believe our strategic alliance with Dynamic Hearing will allow us to develop new body-worn applications and further expand both our hearing health and professional audio product portfolio.

Overall, we believe the hearing health market holds significant opportunities for the Company. In the United States, Europe and Japan, the 65-year-old-plus age demographic is the fastest growing segment of the population, and many of those individuals could, at some point, benefit from a hearing device that uses IntriCon’s proprietary technology.

While it harbors great potential, the hearing health market is experiencing slowness due to macroeconomic conditions. In general, the U.S. market does not provide insurance reimbursement for hearing aid purchases. People can defer their hearing aid purchase. We believe the softness in the market will continue into 2009. Reimbursement trends in Europe are more favorable, with insurers and the governments covering more devices.

Professional Audio Communications

IntriCon entered the high-quality audio communication device market in 2001, and now has a line of miniature, professional audio headset products used by customers focusing on homeland security and emergency response needs. The line includes several communication devices that are extremely portable and perform well in noisy or hazardous environments. These products are well suited for applications in the fire, law enforcement, safety, aviation and military markets. In addition, the company has a line of miniature ear- and head-worn devices used by performers and support staff in the music and stage performance markets. Our May 2007 acquisition of Tibbett’s Industries provided the Company access to homeland security agencies in this market. We believe performance in difficult listening environments and wireless operations will continue to improve as these products increasingly include our proprietary nanoDSP™, wireless nanoLink™ and ULP nanoLink™ technology.

For information concerning our net sales, net income and assets, see the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Marketing and Competition. IntriCon sells its hearing instrument components directly to domestic hearing instrument manufacturers through an internal sales force. Sales of medical and professional audio communications products are also made mainly through an internal sales force. In recent years, five companies have accounted for a substantial portion of the Company’s sales in this segment.

In 2008, one customer accounted for 15 percent of the Company’s body-worn device net sales. During 2008, the top five customers accounted for approximately $22.6 million or 39 percent of the Company’s body-worn device net sales. See note 4 to the consolidated financial statements for a discussion of net sales and long-lived assets by geographic area and segment.

Internationally, sales representatives employed by IntriCon GmbH (“GmbH”), a German company 90% of whose capital stock is owned by IntriCon, solicit sales from European hearing instrument manufacturers on behalf of IntriCon.

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

Employees. As of January 31, 2009, our body-worn device segment had a total of 523 full time equivalent employees, of whom 33 are executive and administrative personnel, 16 are sales personnel and 474 are engineering and operations personnel. The Company considers its relations with its employees to be satisfactory. None of the Company’s employees are represented by a union.

As a supplier of parts for consumer and medical products, IntriCon is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

Research and Development. IntriCon conducts research and development activities primarily to improve its existing products and proprietary technology. The Company is committed to increasing its investment in the research and development of proprietary technologies, such as the ULP nanoDSP and Bodynet technologies. The Company believes the continued development of key proprietary technologies will be the catalyst for long-term revenues and margin growth. Research and development expenditures were $3,248,000, $3,089,000, and $2,123,000 in 2008, 2007 and 2006, respectively. These amounts are net of customer reimbursed research and development. See note 1 to the consolidated financial statements for information regarding customer funded research and development projects.

IntriCon owns a number of United States patents which cover a number of product designs and processes. The Company believes that, although these patents collectively add some value to the Company, no one patent or group of patents is of material importance to its business as a whole.

Market Overview: Electronic Products

Our electronic products segment business is conducted by RTI Electronics, Inc. (“RTIE”), a wholly owned subsidiary of the Company. RTIE designs and manufactures thermistor, film capacitor and magnetic products to industrial, commercial and military customers.

Products and Industries Serviced. RTIE manufactures and sells thermistors and thermistor assemblies, which are solid state devices that produce precise changes in electrical resistance as a function of any change in absolute body temperature. RTIE sells through its Surge-Gard™ product line, an inrush current limiting device used primarily in computer power supplies. The balance of sales represents various industrial, commercial and military sales for other thermistor, film capacitor and magnetic products to domestic and international markets. RTIE’s principal raw materials are plastics, polymers, metals, various metal oxide powders and silver paste, for which it believes there are multiple sources of supply.

For information concerning net sales, net income and assets, see the consolidated financial statements in Item 8.

Marketing and Competition. RTIE sells its thermistors, film capacitors and magnetic products through a combination of independent sales representatives and internal sales force. This business has many competitors, both domestic and foreign, that sell various thermistors, film capacitors and magnetics and some of these competitors are larger and have greater financial resources. In addition, RTIE holds a relatively small market share in the world-market of thermistor and film capacitor products.

In 2008, one customer accounted for 11 percent of the RTIE’s electronic products net sales. During 2008, the top five customers accounted for approximately $2.4 million or 31 percent of RTIE’s electronic products net sales. See note 4 to the consolidated financial statements for a discussion of net sales and long-lived assets by geographic area and segment.

Employees. As of January 31, 2009, RTIE had a total of 82 full time equivalent employees, of whom 6 are executive and administrative personnel, 3 are sales personnel and 73 are operations personnel. RTIE considers its relations with its employees to be satisfactory. None of the RTIE’s employees are represented by a union.

As a supplier of parts for consumer products, RTIE is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

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

Factors that affect our results of operations include, but are not limited to, the volume and timing of orders received, changes in the global economy and financial markets, changes in the mix of products sold, market acceptance of our products and our customer’s products, competitive pricing pressures, global currency valuations, the availability of electronic components that we purchase from suppliers, our ability to meet demand, our ability to introduce new products on a timely basis, the timing of new product announcements and introductions by our or our competitors, changing customer requirements, delays in new product qualifications, and the timing and extent of research and development expenses. These factors have caused and may continue to cause us to experience fluctuations in operating results on a quarterly and/or annual basis. These fluctuations could materially adversely affect our business, financial condition and results of operations, which in turn, could adversely affect the price of our common stock.

The loss of one or more of our major customers could adversely affect our results of operations.

We are dependent on a small number of customers for a large portion of our revenues. In fiscal year 2008, our largest customer accounted for 13% of our net sales and our five largest customers accounted for 35% of our net sales. A significant decrease in the sales to or loss of any of our major customers could have a material adverse effect on our business and results of operations. Our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our major customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We may not be able to collect outstanding accounts receivable from our customers.

Some of our customers purchase our products on credit, which may cause a concentration of accounts receivable among some of our customers. As of December 31, 2008, we had accounts receivable, less allowance for doubtful accounts, of $9,525,000, which represented approximately 46.9 percent of our shareholders’ equity as of that date. As of that date, two customers accounted for approximately 11 and 10 percent of our accounts receivable, respectively. Our financial condition and profitability may be harmed if one or more of our customers are unable or unwilling to pay these accounts receivable when due.

If we are unable to continue to develop new products that are inexpensive to manufacture, our results of operations could be adversely affected.

We may not be able to continue to achieve our historical profit margins in our body-worn device and electronic products segments due to advancements in technology. The ability to continue our profit margins is dependent upon our ability to stay competitive by developing products that are technologically advanced and inexpensive to manufacture.

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

Several of our customers in the hearing health market have undergone mergers or acquisitions, resulting in a smaller customer base with larger customers. If we are unable to maintain satisfactory relationships with the reduced customer base, it may adversely affect our operating profits and revenue.

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

In 2008, we operated in Singapore and Germany. Approximately 17 percent of our revenues were derived from our facilities in these countries in 2008. As of December 31, 2008 approximately 7 percent of our long-lived assets are located in these countries. Political or economic instability in these countries could have an adverse impact on our results of operations due to diminished revenues in these countries. Our future revenues, costs of operations and profit results could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the Euro could lead to lower reported consolidated revenues due to the translation of these currencies into U.S. dollars when we consolidate our revenues.

We may explore acquisitions that complement or expand our business. We may not be able to complete these transactions and these transactions, if executed, pose significant risks and may materially adversely affect our business, financial condition and operating results.

We intend to explore opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or product lines or that might otherwise offer us growth opportunities. We may have difficulty finding these opportunities or, if we do identify these opportunities, we may not be able to complete the transactions for various reasons, including a failure to secure financing. Any transactions that we are able to identify and complete may involve a number of risks, including: the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture; possible adverse effects on our operating results during the integration process; unanticipated liabilities; and our possible inability to achieve the intended objectives of the transaction. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of additional debt.

We may experience difficulty in paying our debt when it comes due, which could limit our ability to obtain financing.

As of December 31, 2008, we had bank indebtedness of $7,692,000 and additional indebtedness of $1,279,000, consisting of $1,020,000 payable to HIMPP and $259,000 payable to Amecon. Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control. We believe that availability under our existing credit facility combined with funds expected to be generated from operations and control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months. If, however, we are unable to renew these facilities in the future or do not generate sufficient cash or complete such financings on a timely basis, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition.

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

We are a defendant along with a number of other parties in approximately 122 lawsuits as of December 31, 2008, (approximately 122 lawsuits as of December 31, 2007) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued Heat Technologies segment which was sold in March 2005. Due to the noninformative nature of the complaints, we do not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. We have requested that the carriers substantiate this situation. We believe we have additional policies available for other years which have been ignored by the carriers. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, we believe when settlement payments are applied to these additional policies, we will have availability under the years deemed exhausted. If our insurance policies do not cover the costs and any awards for the asbestos-related lawsuits, we will have to use our cash or obtain additional financing to pay the asbestos-related obligations and settlement costs. There is no assurance that we will have the cash or be able to obtain additional financings on favorable terms to pay asbestos related obligations or settlements should they occur. The ultimate outcome of any legal matter cannot be predicted with certainty. In light of the significant uncertainty associated with asbestos lawsuits, there is no guarantee that these lawsuits will not materially adversely affect our financial position, results of operations or liquidity.

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

The global financial crisis may have an impact on our business and financial condition in ways that we currently cannot predict.

The continued credit crisis, reduction in confidence and related turmoil in the global financial system may have an impact on our business and our financial condition. Due to the recent tightening of credit markets and concerns regarding the availability of credit, our customers may not have access to sufficient cash or short-term credit to obtain IntriCon product or other services provided by the Company.

ITEM 1B.	Unresolved Staff Comments.

Not Applicable.

ITEM 2.	Properties

The Company leases seven facilities, five domestically and two internationally, as follows:

•

a 47,000 sq. ft. manufacturing facility in Arden Hills, Minnesota, which also serves as the Company’s headquarters, from a partnership consisting of two former officers of IntriCon Inc. and Mark S. Gorder who serves as the president and CEO of the Company and IntriCon Inc. and on the Company’s Board of Directors. At this facility, the Company manufactures body-worn devices, other than plastic component parts. Annual base rent expense, including real estate taxes and other charges, is approximately $477,000. The Company believes the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The lease expires in October 2011.

•

a 46,000 sq. ft. building in Vadnais Heights, Minnesota at which IntriCon produces plastic component parts for body-worn devices. Annual base rent expense, including real estate taxes and other charges, is approximately $382,000. The lease expires in June 2016.

•

a building in Anaheim, California, which contains RTIE’s electronics products manufacturing facilities and offices and consists of a total of 50,000 square feet. Annual base rent expense, including real estate taxes and other charges, is approximately $404,000. The lease expires in September 2009.

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

•

a 21,000 square foot building in Singapore which houses production facilities and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $208,000. This lease expires in May 2010.

•

a 2,000 square foot facility in Germany which houses sales and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $48,000. This lease expires in June 2012.

All of the foregoing facilities are used in the Company’s body-worn device segment, other than the Anaheim, California facility which is used in the electronic products segment. See notes 15 and 16 to the Company’s consolidated financial statements in Item 8 of the Annual Report on Form 10-K.

ITEM 3.	Legal Proceedings

The Company is a defendant along with a number of other parties in approximately 122 lawsuits as of December 31, 2008, (approximately 122 lawsuits as of December 31, 2007) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued Heat Technologies segment which was sold in March 2005. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. Certain insurance carriers have informed the Company that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. The Company has requested that the carriers substantiate this situation. The Company believes it has additional policies available for other years which have been ignored by the carriers. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, the Company believes when settlement payments are applied to these additional policies, the Company will have availability under the years deemed exhausted. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on its financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits, to which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company’s consolidated financial position or results of operations.

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

ITEM 4.	Submission of Matters to a Vote of Security Holders

None.

ITEM 4A.	Executive Officers of the Registrant

The names, ages and offices (as of February 28, 2009) of the Company’s executive officers were as follows:

Name	Age	Position
Mark S. Gorder	62	President, Chief Executive Officer and Director of the Company; President of IntriCon, Inc.
Scott Longval	32	Chief Financial Officer and Treasurer of the Company
Christopher D. Conger	48	Vice President, Research and Development
Michael P. Geraci	50	Vice President, Sales and Marketing
Dennis L. Gonsior	50	Vice President, Operations
Steve M. Binnix	59	Vice President and General Manager, RTI Electronics, Inc.
Greg Gruenhagen	55	Vice President, Corporate Quality and Regulatory Affairs

Mr. Gorder joined the Company in October 1993 when IntriCon Inc. was acquired by the Company. Mr. Gorder received a Bachelor of Arts degree in Mathematics from the St. Olaf College, a Bachelor of Science degree in Electrical Engineering from the University of Minnesota and a Master of Business Administration from the University of Minnesota. Prior to the acquisition, Mr. Gorder was President and one of the founders of IntriCon Inc., which began operations in 1977. Mr. Gorder was promoted to Vice President of the Company and elected to the Board of Directors in April 1996. In December 2000, he was elected President and Chief Operating Officer and in April 2001, Mr. Gorder assumed the role of Chief Executive Officer.

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

Mr. Gruenhagen joined the Company in November 1984. Mr. Gruenhagen received a Bachelor of Science degree from Iowa State University. He has served as the Company’s Vice President of Corporate Quality and Regulatory Affairs since December 2007. Prior to that, Mr. Gruenhagen served as Director of Corporate Quality since 2004 and Director of Project Management since 2000.

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

Market and Dividend Information

The high and low sale prices of the Company’s common stock during each quarterly period during the past two years were as follows:

	2008		2007
	Market		Market
	Price Range		Price Range

Quarter	High	Low	High	Low
First	$13.30	$5.71	$6.40	$4.80
Second	10.07	7.10	7.89	5.75
Third	9.00	3.01	11.50	6.87
Fourth	6.50	3.12	15.54	9.20

The closing sale price of the Company’s common stock on February 27, 2009, was $4.10 per share.

At February 28, 2009 the Company had 336 shareholders of record of common stock. Such number of records does not reflect shareholders who beneficially own common stock in nominee or street name.

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

See “ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plans” of this Annual Report on Form 10-K for disclosure regarding our equity compensation plans.

Stock Performance Graph

The following graph shows the cumulative total return for the last five years, calculated as of December 31 of each such year, for the Common Shares, the Standard & Poor’s 500 Index, and the Russell 2000 Index (“RUT”). The graph assumes that the value of the investment in each of three was $100 at December 31, 2003 and that all dividends were reinvested.

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

ITEM 6.	Selected Financial Data

Five-Year Summary of Operations*
(In thousands, except for per share and share data)

Years ended December 31,	2008	2007 (a)	2006	2005	2004(b) Restated

Sales, net	$65,555	$68,983	$51,726	$44,455	$35,183

Cost of sales	49,509	51,739	39,304	32,853	27,121

Operating expenses	14,002	13,981	10,455	10,181	11,535
Interest expense	702	978	499	409	465
Interest income	(20)	(85)	(48)	(52)	(2)
Equity in earnings of partnerships	4	158	—	—	—
Gain on sale of asset	—	—	—	—	3,110
Other (income) expense, net	56	164	102	(106)	(61)
Income (loss) from continuing operations before income taxes and discontinued ops	1,302	2,048	1,415	1,171	(765)
Income tax expense	264	181	174	409	1,140
Income (loss) from continuing operations before discontinued operations	1,038	1,867	1,241	762	(1,905)
Income (loss) from discontinued operations, net of income taxes (Note 2)	—	—	(78)	767	1,369
Extraordinary gain from discontinued ops	—	—	—	—	684

Net income	$1,038	$1,867	$1,163	$1,529	$148

Basic income (loss) per share:
Continuing operations	$.20	$.36	$.24	$.15	$(.37)
Discontinued operations	—	—	(.01)	.15	.27
Extraordinary gain discontinued operations	—	—	—	—	.13
Net income	$.20	$.36	$.23	$.30	$.03

Diluted income (loss) per share:
Continuing operations	$.19	$.34	$.23	$.14	$(.37)
Discontinued operations	—	—	(.01)	.15	.27
Extraordinary gain discontinued operations	—	—	—	—	.13
Net income	$.19	$.34	$.22	$.29	$.03
Weighted average number of Shares outstanding during year:
Basic	5,314,387	5,209,567	5,159,216	5,135,348	5,129,214
Diluted	5,539,456	5,519,780	5,319,802	5,261,491	5,131,841

Other Financial Highlights*
(In thousands, except for per share data)

Years ended December 31,	2008	2007(a)	2006	2005	2004(b) Restated

Working capital (c)	$10,602	$9,365	$8,445	$8,185	$2,183

Total assets	$39,462	$39,732	$34,143	$29,237	$30,939

Long-term debt	$6,188	$6,963	$3,830	$5,319	$—

Shareholders’ equity:
Capital stock and additional paid-in capital	$19,980	$19,205	$18,046	$17,719	$17,670
Retained earnings (accumulated deficit)	1,915	878	(990)	(2,152)	(3,680)
Accumulated other comprehensive loss	(318)	(220)	(185)	(213)	(597)
Treasury stock	(1,265)	(1,265)	(1,265)	(1,265)	(1,265)
Total shareholders’ equity	$20,312	$18,597	$15,607	$14,089	$12,128

Depreciation and amortization	$2,297	$2,128	$1,849	$2,069	$2,289

* See Note 1 and Note 13 to the Company’s consolidated financial statements included herein for reclassifications and quarterly results of operations, respectively.

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

(b)

For 2003, the Company reclassified the remaining portion of its Heat Technology business, which consisted of the burners and components portion of that business, as discontinued operations. The Company sold this portion of the business in the first quarter of 2005. For 2004 the Heat Technology business had revenues of $9.7 million, with net income of $2.1 million.

(c)	Working capital is equal to current assets less current liabilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

IntriCon Corporation, (the “Company” or “IntriCon”, “we”, “us” or “our”) is an international firm engaged in the designing, developing, engineering and manufacturing of body-worn devices and electronic products. The Company serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature injection-molded plastics, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, medical equipment, hearing instruments, electronics, professional audio and telecommunications devices and computers.

Currently, the Company has two operating segments, its body-worn device segment and electronics products segment. Our expertise in body-worn devices is focused on three main markets within this segment: medical, hearing health, and professional audio. Within these chosen markets, we combine ultra-miniature mechanical and electronics capabilities with proprietary technology that enhances the performance of body-worn devices.

Business Highlights

On July 20, 2008, the Company entered into a strategic alliance with Dynamic Hearing, a designer of proprietary DSP firmware used in ULP DSP hardware platforms for the hearing health and professional audio market. Dynamic Hearing granted a license to the Company to use certain of Dynamic Hearing’s technology, including DSP and ULP technology. IntriCon intends to use the license from Dynamic Hearing to develop new body-worn ULP-DSP applications and expand its hearing health and professional audio product portfolio.

Forward–Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our financial statements and the related notes appearing in Item 6. and Item 8. of this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward- looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Results of Operations: 2008 Compared with 2007

Consolidated Net Sales

Consolidated net sales for 2008 and 2007 were as follows (dollars in thousands):

			Change
	2008	2007	Dollars	Percent
Consolidated net sales	$65,555	$68,983	$3,428	(5.0%)

Our net sales are comprised of four main markets: hearing health, medical, and professional audio (collectively our body-worn device segment) and electronics (our electronics products segment).

We experienced an increase of 7 percent in net sales in the medical equipment market in 2008 as a direct result of increased sales to existing original equipment manufacturer, or OEM, customers. We believe there is an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, referred to as bio-telemetry, which resulted in further growth in our medical business. We have experienced solid growth in our most advanced biotelemetry device, a continuous wireless glucose monitor, which we manufacture for a major medical OEM. We are also working with our strategic partner, Advanced Medical Electronics, on proprietary biotelemetry technologies that will enable us to develop new devices that connect patients and care givers, providing critical information and feedback.

Net sales in our hearing health business declined 19 percent from 2007 primarily due to lower demand from our customers in this market and the completion of a one-time hearing health project in the 2007 third and fourth quarters, which the customer took in-house in 2008. We expect the softness in the market will continue into 2009. Despite the anticipated short-term softness, we believe our longer term prospects in our hearing health business remain strong as we continue to develop advanced technologies, such as our nanoDSP™, which will enhance the performance of hearing devices. In addition, we believe the market indicators in the hearing health industry, including the aging world population, suggest long-term industry growth.

Net sales to the professional audio communications market grew 21 percent over the prior year fueled by a full year of revenue from our May 2007 acquisition of ITC and higher demand for communication devices from new and existing customers. Our professional audio communication business serves customers in need of high-performance portable communication devices. For customers focusing on homeland security needs, the line includes several communication devices that are more portable and perform well in noisy or hazardous environments. These products are also well suited for applications in the fire, law enforcement, safety, aviation and military markets.

Net sales to the electronics product sector decreased 18 percent from prior year, primarily due to lower demand from one customer. In addition, management made an effort to eliminate lower margin revenue from non-strategic customers and reduce the electronics business’ cost structure in attempt to maximize profit from this segment.

Gross Profit

Gross profit, both in dollars and as a percent of sales, for 2008 and 2007, were as follows (dollars in thousands):

	2008		2007		Change
	Dollars	Percent	Dollars	Percent	Dollars	Percent

Gross profit	$16,046	24.5%	$17,245	25.0%	($1,199)	(7.0%)

In 2008, gross profit dollars decreased primarily due to lower sales volume; gross profit as a percentage of sales decreased primarily as a result of the conclusion of the one-time hearing health program in 2007, general softness in hearing health and the decline in our electronics product segment. We have various activities underway to increase our gross margins, such as transferring our microphone and receiver production from our Maine operation to our lower cost Singapore facility, increasing the percentage of IntriCon proprietary content in the devices we manufacture and significant investments to introduce Six Sigma lean manufacturing methods into key medical device product lines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2008 and 2007 were (dollars in thousands):

	2008		2007		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent

Selling	$3,959	6.0%	$4,034	5.8%	($75)	(1.9%)
Research and development	3,248	5.0%	3,089	4.5%	$159	5.1%
General and administrative	6,796	10.4%	6,859	9.9%	($63)	(0.9%)

The decreased selling expenses for 2008 as compared to the prior year were primarily driven by decreases in royalties and commissions as a result of lower revenues. The decrease in general and administrative expenses were driven by cost control measures taken by the Company in conjunction with the revenue decreases, as well as lower professional and legal fees compared to the prior year offset, in part by a $246,000 increase in stock based compensation expense. The 2007 expenses included significant costs related to the Energy Transportation Group, Inc. litigation and our acquisition of ITC. The increased research and development expenses as compared to the prior year were due to our continued emphasis on investing in research and development projects to develop new products and technology to further enhance our product portfolio.

Net Interest Expense

Net interest expense for 2008 was $682,000, a decrease of $211,000 from $893,000 in 2007. The decrease in net interest expense was due primarily to charges related to the refinancing of the credit facility that were incurred in 2007 in connection with the ITC acquisition and lower interest rates in effect on lower outstanding debt in 2008, offset in part by decreased interest income as a result of the lower balance of the note receivable.

Equity in Earnings of Partnerships

The equity in earnings of partnerships for 2008 was $4,000 compared to $158,000 in 2007.

The Company recorded a $145,000 decrease in the carrying amount of its investment in the Hearing Instrument Manufacturers Patent Partnership (“HIMPP”) for 2008, reflecting amortization of the patents and other intangibles and the Company’s portion of the partnership’s operating results for the year ended December 31, 2008, compared to a $333,000 decrease in the carrying amount of the investment in 2007 for the amortization of the patents and other intangibles and the Company’s portion of the partnership’s operating results for the year ended December 31, 2007.

The Company recorded a $141,000 and $175,000 increase in the carrying amount of ITC’s investment in a joint venture, reflecting the Company’s portion of the joint venture’s operating results for year ended December 31, 2008 and 2007, respectively.

Other

In 2008, other expense was $56,000 compared to $164,000 in 2007. The other expense for 2008 and 2007 primarily related to the losses on foreign currency exchange as a result of the exchange rate changes in the Singapore dollar and Euro.

Income Taxes

Income taxes were as follows (dollars in thousands):

	2008	2007

Income tax expense	$264	$181
Percentage of pre-tax income	20.3%	8.8%

The expense in 2008 and 2007 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position (“NOL”) for federal income tax purposes and, consequently, minimal income tax expense from the current period domestic operations was recognized. Our deferred tax asset related to the NOL carryforwards has been offset by a full valuation allowance. We estimate we have approximately $13.5 million of NOL carryforwards available to offset future federal income taxes that begin to expire in 2022.

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

We experienced an increase of 122 percent in net sales in the medical equipment market in 2007 as a direct result of increased sales to existing OEM customers. Exclusive of net sales resulting from the ITC acquisition, medical net sales increased 101 percent from 2006.

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2007 and 2006 were (dollars in thousands):

	2007		2006		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Yr-over-yr Incr.

Selling	$4,034	5.8%	$3,410	6.6%	$624	18.3%
Research and development	3,089	4.5%	2,123	4.1%	$966	45.5%
General and administrative	6,859	9.9%	4,922	9.5%	$1,937	39.4%

The increased selling, research and development and general and administrative expenses in 2007 as compared to the prior year were primarily driven by the expenses incurred to adequately support our growth and the May 22, 2007 acquisition of ITC. ITC operating expenses for the year were $1.0M. The Company made continued efforts to invest in strategic research and development opportunities in 2007.

Net Interest Expense

Net interest expense for 2007 was $893,000, an increase of $442,000 from $451,000 in 2006. The increase from the prior year’s expense was primarily due to the higher outstanding debt balance, a prepayment penalty of $110,000 related to debt which was paid off early as a result of refinancing our debt at the time we acquired ITC, partly offset by a decrease in the average interest rate compared to the prior year. The higher outstanding debt balance was primarily driven by the debt related to the purchase of ITC.

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

Discontinued Operations

We recorded a loss from discontinued operations as follows (dollars in thousands):

	2007	2006

Loss from discontinued Heat Technology Business	$—	$(78)

Heat Technology Segment

The 2006 net loss of $(78,000), or $(0.01) per diluted share, was primarily due to a write-off of a portion of the note receivable recorded upon sale of the assets.

Liquidity and Capital Resources

Our primary sources of cash have been cash flows from operations, bank borrowings, and other financing transactions such as sale-leaseback transactions and capital leases. For the last three years, cash has been used for repayments of bank borrowings, the ITC acquisition, purchases of equipment, and working capital to support research and development.

As of December 31, 2008, we had approximately $0.2 million of cash on hand. Sources of our cash for the year ended December 31, 2008 have been from our operations, as described below.

Consolidated net working capital increased to $10.6 million at December 31, 2008 from $9.4 million at December 31, 2007. Our cash flows from operating, investing and financing activities, as reflected in the statement of cash flows at December 31, are summarized as follows (dollars in thousands):

	2008	2007	2006
Cash provided (used) by:
Continuing operations	$2,452	$3,534	$1,656
Discontinued operations	—	—	(78)
Investing activities	(98)	(7,060)	(565)
Financing activities	(2,480)	3,740	(1,308)
Effect of exchange rate changes on cash	(6)	8	14

Increase (decrease) in cash	$(132)	$221	$(281)

Operating Activities. The most significant items that contributed to the $2.5 million of cash provided by continuing operations were net income of $1.0 million, depreciation of $2.4 million and changes in operating assets and liabilities of $(1.2) million. The change in operating assets and liabilities was primarily due to increases in accounts receivable and decreases in accounts payable and accrued expenses, partially offset by decreases in inventory and other assets. The change in accounts receivable and accounts payable are primarily due to the timing of sales, payments received from customers and payments made to vendors.

Investing Activities. The most significant items that contributed to the $0.1 million of cash used by investing activities were purchases of property, plant and equipment of $1.5 million partially offset by $1.1 million of net cash received from equipment sales and $0.2 million of dividends received.

Financing Activities. Net cash used by financing activities of $2.5 million was comprised primarily of net payments of debt of $2.3 million.

Cash generated from operations may be affected by a number of factors. See “Forward Looking Statements” and “Item 1A: Risk Factors” contained herein for a discussion of some of the factors that can negatively impact the amount of cash we generate from our operations.

We had the following bank arrangements at December 31, (dollars in thousands):

	2008	2007

Total availability under existing facilities	$13,243	$13,623

Borrowings and commitments:
Domestic credit facility	3,000	3,000
Domestic term loans	2,756	4,275
Foreign overdraft and letter of credit facility	605	1,071
Capital leases	1,330	94
Total borrowings and commitments	7,691	8,440
Remaining availability under existing facilities	$5,552	$5,183

The Company and its subsidiaries, IntriCon, Inc., RTI Electronics, Inc. and IntriCon Tibbetts Corporation, referred to as the borrowers, entered into a credit facility with LaSalle Bank, National Association (now Bank of America), referred to as the lender, on May 22, 2007 replacing the prior credit facilities with M & I Business Credit (formerly known as Diversified Business Credit, Inc.). The credit facility provides for:

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

Weighted average interest on the domestic asset-based revolving credit facilities (including the prior credit facility) was 5.51% and 7.82% for 2008 and 2007, respectively.

The new credit facility will expire and all outstanding loans will become due and payable on June 30, 2012. The term loan requires quarterly principal payments, commencing on September 30, 2007, based on an increasing installment schedule, with any balance due on June 30, 2012. The principal balance of the term loan was $2,756,250 and $4,275,000 at December 31, 2008 and 2007, respectively. In 2008, we used proceeds of $1,013,000 from the equipment sale-leaseback described below to pay down the term loan.

The outstanding balance of the revolving credit facility was $3,000,000 at December 31, 2008 and 2007, respectively. The total remaining availability on the revolving credit facility was approximately $4,349,000 and $4,443,000 at December 31, 2008 and 2007, respectively.

The revolving facility carries a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

The Company is subject to various covenants under the credit facility, including financial covenants relating to tangible net worth, funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization, fixed charge coverage ratio and capital expenditures. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things, incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equityholders; purchase or redeem any of its equity interests or any warrants, options or other rights in respect thereof; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. Effective as of September 30, 2007, the credit facility was amended to change the tangible net worth covenant. Effective as of June 30, 2008, the credit facility was amended to correct an error in the amortization table set forth in the loan agreement. Effective as of December 31, 2008, the credit facility was amended to change the fixed charge coverage covenant to exclude payments made in connection with the June 2008 sale leaseback described below. As of December 31, 2008, the Company was in compliance with all financial covenants under the credit facility, as amended.

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

The credit facility originally included a real estate loan with an original principal balance of $1,500,000, which was associated with our Vadnais Heights manufacturing facility. In June 2006, the Company completed a sale-leaseback of the Vadnais Heights manufacturing facility. The transaction generated proceeds of $2,650,000, of which $1,388,000 was used to repay the associated real estate loan and the remainder to pay down our domestic revolver. The remaining gain on the sale of $825,631 is being recognized over the initial 10-year lease term as the renewal options in the lease are not assured and a penalty does not exist if we do not exercise the renewal options.

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1.8 million line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 5.84% and 6.36% for 2008 and 2007, respectively. The outstanding balance was $605,000 and $1,071,000 at December 31, 2008 and 2007, respectively. The total remaining availability on the international senior secured credit agreement was approximately $1,203,000 and $740,000 at December 31, 2008 and 2007, respectively.

In June 2008, the Company completed a sale-leaseback of machinery and equipment with Bank of America. The transaction generated proceeds of $1,098,000, of which $1,013,000 was used to pay down the domestic term loan. The capital lease agreement expires in June 2014, requires monthly payments of $15,800 and has a present value of future minimum lease payments of $1,098,000 with an effective interest rate of 5.14%. The transaction resulted in a gain of $62,000 which is being recognized over the initial 6-year lease term.

The Company also has entered into several other capital lease agreements to fund the acquisition of machinery and equipment. The total principal amount of all capital leases (including the equipment sale-leaseback described above) was $1,661,000 with effective interest rates ranging from 5.1% to 8.0%. These agreements range from 3 to 6 years. The outstanding balance under these capital lease agreements at December 31, 2008 and December 31, 2007 was $1,330,000 and $94,000, respectively. The accumulated amortization on leased equipment was $257,000 and $119,000 at December 31, 2008 and 2007, respectively. The amortization of capital leases is included in depreciation expense for 2008 and 2007.

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

Contractual Obligations

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of December 31, 2008.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic credit facility	$3,000,000	$—	$—	$3,000,000	$—

Domestic term loan	2,756,250	731,250	2,025,000	—	—

Foreign overdraft and letter of credit facility	605,423	557,777	47,646	—	—

Amecon acquisition payments	259,360	259,360	—	—	—

Partnership payable	1,020,000	260,000	520,000	240,000	—

Dynamic Hearing license payments	1,000,000	475,000	525,000	—	—

Pension other post retirement benefit obligations	1,574,652	184,760	780,470	364,520	244,902

Capital leases	1,330,012	214,735	387,418	412,324	315,535

Operating leases	5,606,566	1,587,816	2,079,981	883,240	1,055,530

Total contractual cash obligations	$17,152,263	$4,270,698	$6,365,515	$4,900,084	$1,615,967

There are certain provisions in the underlying contracts that could accelerate our contractual obligations as noted above.

Foreign Currency Fluctuation

Generally, the effect of changes in foreign currencies on our results of operations is partially or wholly offset by our ability to make corresponding price changes in the local currency. From time to time, the impact of fluctuations in foreign currencies may have a material effect on the financial results of the Company. Foreign currency transaction amounts included in the statements of operation include losses of $77,000, $112,000 and $100,000 in 2008, 2007 and 2006, respectively. See Note 11 to the Company’s consolidated financial statements included herein.

Off-Balance Sheet Obligations

We had no material off-balance sheet obligations as of December 31, 2008.

Related Party Transactions

For a discussion of related party transactions, see Note 16 to the Company’s consolidated financial statements included herein.

Litigation

For a discussion of litigation, see “Item 3. Legal Proceedings” and Note 15 to the Company’s consolidated financial statements included herein.

New Accounting Pronouncements

See “New Accounting Pronouncements” set forth in Note 1 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K, for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

Critical Accounting Policies and Estimates

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

Short-term exposures to changing foreign currency exchange rates are occasionally managed by financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of six months or less) to offset the earnings and cash flow impact of the nonfunctional currency denominated receivables and payables relating to select contracts. The decision by management to hedge any such transaction is made on a case-by-case basis. Foreign exchange forward contracts are denominated in the same currency as the receivable or payable being covered, and the term and amount of the forward foreign exchange contract substantially mirrors the term and amount of the underlying receivable or payable. The receivables and payables being covered arise from bank debt, trade and intercompany transactions of and among our foreign subsidiaries. At December 31, 2008, we did not have any forward foreign exchange contracts outstanding. We cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations.

All assets and liabilities of foreign operations with foreign functional currency are translated into U.S. dollars at prevailing rates of exchange in effect at the balance sheet date. Revenues and expenses are translated using average rates of exchange for the year. The functional currency of the Company’s German operations is the European Euro. As of January 1, 2006, the functional currency of the Company’s Singapore operations changed from the Singapore dollar to the U.S. dollar. Adjustments resulting from the process of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as a separate component of shareholders’ equity, net of tax, where appropriate. Foreign currency transaction amounts included in the statements of operation include losses of $77,000, $112,000 and $100,000 in 2008, 2007 and 2006, respectively. Based on our 2008 results of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the U.S. dollar, we would expect a resulting pre-tax loss/gain of approximately $1.6 million.

For more information regarding foreign currency risks, see “Foreign Currency Fluctuation – Item 7 on page 32 of this Annual Report on Form 10-K.

Interest Rate Risk

At December 31, 2008, we had $6.4 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 100 basis-point increase in interest rates would increase our annual interest expense by $10,000 for each $1.0 million of variable debt outstanding for the entire year. Based on our average variable rate borrowings outstanding in 2008, a 100 basis-point increase in interest rates would have resulted in additional interest expense of $83,000.

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

The swaps are designated as cash flow hedges with the changes in fair value recorded in accumulated other comprehensive loss and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During 2008, approximately $40,000 of additional expense was recorded as a result of said adjustments. During 2008, ineffectiveness from such hedges was $0.

At December 31, 2008, the Company had a United States Dollar (“USD”) denominated interest rate swap outstanding which effectively fixed the interest rate on floating rate debt, exclusive of lender spreads, at 5.36% for a notional principal amount of $2,000,000 through September 2010. The derivative net loss on this contract recorded in accumulated other comprehensive loss at December 31, 2008 was $136,248, which is expected to be reclassified from Accumulated other comprehensive loss into earnings over the next 21 months, the life of the agreement.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2008, the Company’s internal control over financial reporting was effective based on those criteria.

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
Minneapolis, Minnesota

We have audited the accompanying consolidated balance sheets of IntriCon Corporation and Subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, shareholders’ equity and comprehensive income and cash flows for each of the years in the three-year period ended December 31, 2008. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IntriCon Corporation and Subsidiaries as of December 31, 2008 and 2007 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Virchow, Krause & Company, LLP

Minneapolis, Minnesota
March 3, 2009

IntriCon Corporation
Consolidated Statements of Operations

Years ended December 31	2008	2007	2006

Sales, net	$65,555,056	$68,983,380	$51,725,952

Costs of sales	49,509,290	51,738,573	39,304,003

Gross profit	16,045,766	17,244,807	12,421,949
Operating expenses:
Selling expense	3,958,758	4,034,135	3,410,226
General and administrative expense	6,795,607	6,858,582	4,921,818
Research and development expense	3,247,767	3,088,770	2,122,594
Total operating expenses	14,002,132	13,981,487	10,454,638
Operating income	2,043,634	3,263,320	1,967,311

Interest expense	702,217	978,145	498,521
Interest income	(19,889)	(84,524)	(48,003)
Equity in earnings of partnerships	3,652	157,500	—
Other expense, net	55,986	164,288	101,831
Income from continuing operations before income taxes and discontinued operations	1,301,668	2,047,911	1,414,962
Income tax expense	264,067	180,673	174,460
Income before discontinued operations	1,037,601	1,867,238	1,240,502
Loss from discontinued operations, net of income taxes (Note 2)	—	—	(77,990)
Net income	$1,037,601	$1,867,238	$1,162,512

Basic income (loss) per share:

Continuing operations	$.20	$.36	$.24
Discontinued operations	—	—	(.01)
Net income	$.20	$.36	$.23
Diluted income (loss) per share:
Continuing operations	$.19	$.34	$.23
Discontinued operations	—	—	(.01)
Net income	$.19	$.34	$.22

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

At December 31,

	2008	2007

Assets

Current assets

Cash	$249,396	$381,247

Restricted cash	385,916	398,514

Accounts receivable, less allowance for doubtful accounts of $389,000 at December 31, 2008 and $259,000 at December 31, 2007	9,524,743	8,408,149

Inventories	8,852,028	9,835,060

Refundable income taxes	27,645	28,297
Note receivable from sale of discontinued operations, less allowance of $0 and $225,000 at December 31, 2008 and 2007, respectively	225,000	75,000

Other current assets	758,193	775,206

Total current assets	20,022,921	19,901,473

Property, plant and equipment
Machinery and equipment	38,016,681	36,959,184
Less: accumulated depreciation and amortization	30,103,771	28,500,318
Net property, plant and equipment	7,912,910	8,458,866

Goodwill	8,266,438	8,238,020

Investment in partnerships	1,386,774	1,590,426

Other assets, net	1,872,774	1,543,127

	$39,461,817	$39,731,912

See accompanying notes to the consolidated financial statements.

At December 31,

	2008	2007

Liabilities and Shareholders’ Equity

Current liabilities
Checks written in excess of cash	$95,082	$266,027
Current maturities of long-term debt	1,503,762	1,476,665
Accounts payable	3,149,671	3,965,914
Income tax payable	39,997	74,549
Deferred gains	120,478	110,084
Partnership payable	260,000	260,000
Other accrued liabilities	4,251,707	4,382,755

Total current liabilities	9,420,697	10,535,994
Long-term debt, less current maturities	6,187,923	6,963,410
Other post-retirement benefit obligations	760,608	816,532
Partnership payable	760,000	1,020,000
Dynamic Hearing license agreement payable	525,000	—
Note payable, net of current portion (Amecon)	—	259,360
Deferred income taxes	155,273	89,273
Accrued pension liability	578,388	624,517
Deferred gains	761,456	825,631
Total liabilities	19,149,345	21,134,717
Commitments and contingencies (notes 7 and 15)

Shareholders’ equity
Common shares, $1.00 par value per share; 20,000,000 and 10,000,000 shares authorized; 5,858,006 and 5,813,491 shares issued; 5,342,252 and 5,297,737 outstanding at December 31, 2008 and 2007, respectively	5,858,006	5,813,491
Additional paid-in capital	14,121,772	13,391,449
Retained earnings	1,915,334	877,733
Accumulated other comprehensive loss	(317,562)	(220,400)
	21,577,550	19,862,273

Less: 515,754 common shares held in treasury, at cost	(1,265,078)	(1,265,078)

Total shareholders’ equity	20,312,472	18,597,195
	$39,461,817	$39,731,912

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended December 31,	2008	2007	2006

Cash flows from operating activities:
Net income	$1,037,601	$1,867,238	$1,162,512
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Loss from discontinued operations	—	—	77,990
Depreciation and amortization	2,425,704	2,127,568	1,849,354
Stock-based compensation	525,972	280,376	213,531
Gains on sale of property and equipment	(1,900)	(3,858)	(334)
Deferred taxes	66,000	10,000	41,548
Change in deferred gain	(110,084)	(110,084)	(55,033)
Allowance for doubtful accounts	130,134	(11,670)	(124,651)
Allowance for note receivable	(225,000)	—	78,923
Equity in earnings of partnerships including impact of amortization expense	3,652	157,500	—
Changes in operating assets and liabilities:
Accounts receivable	(1,247,981)	1,242,457	(1,379,448)
Inventories	949,367	(4,607)	(2,119,322)
Other assets	507,371	(476,464)	210,846
Accounts payable	(822,795)	(1,966,327)	2,024,771
Accrued expenses	(553,654)	445,585	(123,553)
Customers advance payments on contracts	(190,062)	10,229	—
Other liabilities	(42,498)	(34,631)	(200,745)

Net cash provided by continuing operations	2,451,827	3,533,313	1,656,389
Net cash used by discontinued operations	—	—	(77,990)

Net cash provided by operating activities	2,451,827	3,533,313	1,578,399

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,473,563)	(2,763,217)	(3,180,322)
Cash paid for acquisition of assets of Amecon, Inc	—	—	(3,141)
Cash paid for acquisitions, net of cash received	—	(4,606,251)	—
Proceeds from dividend received from joint venture	200,000	—	—
Proceeds from sales of property, plant and equipment	1,100,091	9,169	2,568,363
Proceeds from note receivable	75,000	300,000	50,000
Net cash used by investing activities	(98,472)	(7,060,299)	(565,100)

Cash flows from financing activities:
Proceeds from short-term borrowings	—	—	425,513
Proceeds from stock purchases and exercise of stock options	236,633	872,221	113,534
Repayments of short-term borrowings	(370,760)	—	(142,382)
Proceeds from long term borrowings	14,752,253	9,483,583	2,654,034
Repayments of long-term debt	(16,664,066)	(6,093,137)	(4,622,893)
Payments of partnership payable	(260,000)	(260,000)	(260,000)
Change in restricted cash	(2,710)	(4,983)	—
Change in checks written in excess of cash	(170,945)	(257,842)	523,869

Net cash provided (used) by financing activities	(2,479,595)	3,739,842	(1,308,325)

Effect of exchange rate changes on cash	(5,611)	8,461	14,314
Increase (decrease) in cash	(131,851)	221,317	(280,712)
Cash beginning of year	381,247	159,930	440,642

Cash end of year	$249,396	$381,247	$159,930

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income

Years ended December 31, 2008, 2007 and 2006

	Common Stock Number of Shares	Common Stock $ Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Comprehensive Income	Treasury Stock	Total Shareholders’ Equity

Balance December 31, 2005	5,665,568	$5,665,568	$12,053,590	$(2,152,017)	$(212,552)		$(1,265,078)	$14,089,511
Exercise of stock options	40,667	40,667	72,867					113,534
Stock option expense			213,531					213,531
Net income				1,162,512		$1,162,512		1,162,512
Translation gain, net of income taxes of $0					27,878	27,878		27,878
Comprehensive income						$1,190,390

Balance December 31, 2006	5,706,235	5,706,235	12,339,988	(989,505)	(184,674)		(1,265,078)	15,606,966
Exercise of stock options	106,502	106,502	765,719					872,220
Shares issued in lieu of cash for services	754	754	5,366					6,120
Stock option expense			280,376					280,376
Net income				1,867,238		$1,867,238		1,867,238
Change in fair value of interest rate swap, net of income taxes of $0					(79,215)	(79,215)		(79,215)
Translation gain, net of income taxes of $0					43,489	43,489		43,489
Comprehensive income						$1,831,512

Balance December 31, 2007	5,813,491	5,813,491	13,391,449	877,733	(220,400)		(1,265,078)	18,597,195
Exercise of stock options	3,400	3,400	4,900					8,300
Shares issued under the Employee Stock Purchase Plan	34,213	34,213	172,870					207,083
Shares issued in lieu of cash for services	1,902	1,902	10,331					12,233
Shares issued under the Non-employee Director and Exec. Officer Stock Purchase Program	5,000	5,000	16,250					21,250
Stock option expense			525,972					525,972
Net income				1,037,601		$1,037,601		1,037,601
Change in fair value of interest rate swap, net of income taxes of $0					(57,033)	(57,033)		(57,033)
Translation gain, net of income taxes of $0					(40,129)	(40,129)		(40,129)
Comprehensive income						$940,439

Balance December 31, 2008	5,858,006	$5,858,006	$14,121,772	$1,915,334	$(317,562)		$(1,265,078)	$20,312,472

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (formerly Selas Corporation of America) (referred to as the Company, we, us or our) is an international firm engaged in designing, developing, engineering and manufacturing body-worn devices and electronic products. The Company serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature injection-molded plastics, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, medical equipment, hearing instruments, electronics, professional audio and telecommunications devices and computers. In addition to its operations in Minnesota, the Company has facilities in California, Maine, Singapore, and Germany.

Basis of Presentation – A portion of the Company’s former Heat Technology segment, operating through a wholly-owned subsidiary located in France, filed insolvency in 2003. The Company has reclassified the historical financial data related to this operation into discontinued operations. In the fourth quarter of 2003, the Company initiated its plan to dispose of the remaining Heat Technology segment. This segment consisted of the operating assets of Selas Corporation of America in Dresher, Pa., and subsidiaries located in Tokyo, Japan and Ratingen, Germany. The Company has accounted for the plan to dispose of the subsidiaries as a discontinued operation and, accordingly, has reclassified the historical financial data. Consequently, the financial statements reflect in continuing operations the body-worn device and electronics products segments. See further information in Note 2.

Reclassification - Certain prior balances have been reclassified to be consistent with the December 31, 2008 presentation including; $326,000, $302,000 and $271,000 of restricted cash previously included in cash on the balance sheet as of December 31, 2007, 2006 and 2005, respectively, and $944,000, $138,000 and $398,000, of cash previously included in checks written in excess of cash on the balance sheet as of December 31, 2007, 2006 and 2005, respectively. The reclassifications did not impact previously reported net income or shareholders’ equity.

Discontinued operations -The Company sold substantially all of the assets and liabilities of its Heat Technology segment in the first quarter of 2005. The divestiture is treated as a discontinued operation for the Company. All references to the business are based on results of operations from continuing operations. See Note 2.

Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company owns 90 percent of its Germany subsidiary, with the remaining 10 percent owned by the general manager. All material intercompany transactions and balances have been eliminated in consolidation.

Segment Disclosures – The Company has reviewed the Statement of Financial Accounting Standards No. 131 (SFAS No. 131), “Disclosures about Segments of an Enterprise and Related Information,” and has determined that the Company operates in two segments, our body-worn device segment and our electronics products segment, as further described in Note 4.

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

Restricted Cash – Restricted cash consists of deposits required to secure a credit facility at our Singapore location and deposits required to fund retirement related benefits for certain employees of foreign subsidiaries.

Accounts Receivable – The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are shown net of allowance for uncollectible accounts of $389,000 and $259,000 at December 31, 2008 and 2007, respectively.

Inventories – Inventories are stated at the lower of cost or market. The cost of the inventories was determined by the average cost and first-in, first-out methods.

Property, Plant and Equipment – Property, plant and equipment are carried at cost. Depreciation is computed by straight-line and accelerated methods using estimated useful lives of 5 to 40 years for buildings and improvements, and 3 to 12 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Improvements are capitalized and expenditures for maintenance, repairs and minor renewals are charged to expense when incurred. At the time assets are retired or sold, the costs and accumulated depreciation are eliminated and the resulting gain or loss, if any, is reflected in the consolidated statement of operations. Depreciation expense was $2,297,000, $2,128,000, and $1,849,000 for the years ended December 31, 2008, 2007, and 2006, respectively.

Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of – The Company reviews its long-lived assets, certain identifiable intangibles, and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The amount of impairment loss recorded will be measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. To date, the Company has determined that no impairment of long-lived assets exists.

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

Other amortizable intangible assets are otherwise expensed over the expected life of the asset. Amortization expense was $128,000 and $65,000 for the years ended December 31, 2008 and 2007, respectively. Remaining amortization expense related to other amortizable intangible assets is expected as follows: 2009 - $183,000, 2010 - $183,000, 2011 - $183,000, 2012 - $137,000, 2013 - $74,000.

Investment in Equity Instruments – On December 27, 2006, the Company purchased a membership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP). Members of the partnership include the largest six hearing aid manufacturers as well as several other smaller manufacturers. The purchase price of $1,800,000 included a 9% equity interest in K/S HIMPP as well as a license agreement that will grant the Company access to over 45 US registered patents. The Company accounted for the K/S HIMPP investment using the equity method of accounting for common stock, as the equity interest is deemed to be “more than minor” as defined in AICPA Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures”. The investment required a $260,000 payment made at the time of closing. The unpaid balance of $1,020,000 at December 31, 2008 will be paid in three annual installments of $260,000 in 2009 through 2011, with a final installment of $240,000 in 2012. The unpaid balance is unsecured and bears interest at an annual rate of 4%, which is payable annually with each installment. The investment in the partnership exceeded underlying net assets by approximately $1,475,000. Based on the final assessment of the partnership, the Company has determined that approximately $345,000 of the excess of the investment over the underlying partnership assets relates to underlying patents. The remaining $1,130,000 of the excess of the investment over the underlying partnership assets has been assigned to the non-exclusive patent license agreement and is included in investment in partnerships on the balance sheet. The weighted average life of amortizable assets is 8 years at December 31, 2008. The Company recorded a $144,900 and $332,500 decrease in the carrying amount of the investment, reflecting amortization of the patents, patent license agreement and the Company’s portion of the partnership’s operating results for the years ended December 31, 2008 and 2007, respectively. Remaining annual amortization expense related to partnership intangibles is $147,500 through 2016. Total amortization expense remaining is $1,180,000. The difference of $207,000 in the carrying value of the investment at December 31, 2008 is the Company’s remaining investment in partnership net assets.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation reserves are established to the extent the future benefit from the deferred tax assets realization is more likely than not to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2008, the Company had accrued zero for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2005-2008. The Company does not expect any reasonably possible material changes to the estimated amounts associated with its uncertain tax positions and related accruals for interest and penalties through December 31, 2009.

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

Product Warranty – The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assessed the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability as of December 31, 2008, 2007 and 2006:

	2008	2007	2006

Beginning of the year balance	$136,000	$104,500	$124,483

Warranty expense	44,900	79,900	52,558
Closed warranty claims	(80,700)	(48,400)	(72,541)

End of the year balance	$100,200	$136,000	$104,500

Advertising Costs – Advertising costs are charged to expense as incurred. Advertising costs were $102,000, $118,000, and $133,000, for the years ended December 31, 2008, 2007, and 2006, respectively, and are included in selling expense in the consolidated statements of operations.

Research and Development Costs – Research and development costs, net of customer funding amounted to $3.2 million, $3.1 million, and $2.1 million in 2008, 2007 and 2006, respectively, are charged to expense when incurred.

The following table sets forth development costs associated with customer funding:

	Year ended December 31,
	2008	2007	2006
Total cost incurred	$679,000	$362,000	$876,000
Amount funded by customers	(645,000)	(281,000)	(762,000)
Net expense	$34,000	$81,000	$114,000

Income Per Share – Basic income per share is computed by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted income per common share reflects the potential dilution of securities that could share in the earnings. The Company uses the treasury stock method for calculating the dilutive effect of stock options.

Comprehensive Income – Comprehensive income consists of net income, change in fair value of derivative instruments and foreign currency translation adjustments and is presented in the consolidated statements of shareholders’ equity and comprehensive income.

New Accounting Pronouncements

During March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 161, “Disclosures about Derivative Instruments and Hedging Activities.”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance and cash flows. SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect the entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We do not believe the adoption of SFAS No. 161 will have a material effect on our results of operations or financial position.

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. Earlier adoption is prohibited. We do not believe the adoption of SFAS No. 160 will have a material effect on our results of operations or financial position.

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific items, including:

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

SFAS No. 141(R) also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is prohibited. This standard will change our accounting treatment for business combinations on a prospective basis and will be adopted by the Company in the first quarter of 2009.

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

Prior to the issuance of SFAS No. 162, GAAP hierarchy was defined in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69 (“SAS No. 69”), “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” SAS No. 69 has been criticized because it is directed to the auditor rather than the entity. SFAS No. 162 addresses these issues by establishing that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.

SFAS No. 162 is effective 60 days following the U.S. Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board Auditing amendments to AU Section 411, “The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company does not expect SFAS 162 to have a material effect on our results of operations or financial position.

In September 2006, the FASB issued Statement No. 157. “Fair Value Measurements” (“SFAS No. 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based compensation transactions under FASB Statement No. 123 (Revised) “Share Based Payment.” This Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities for which this Statement will be effective for years beginning after November 15, 2008. The Company is evaluating the effect of implementing the Statement relating to such non-financial assets and liabilities, although the Statement does not require any new fair value measurements or remeasurements of previously reported fair values.

In May 2008, the FASB issued FASB Staff Position (FSP) Financial Accounting Standard (FAS) 142-3, “Determination of the Useful Life of Intangible Assets”, which is effective for fiscal years beginning after December 15, 2008 and for interim periods within those years. FSP FAS 142-3 provides guidance on the renewal or extension assumptions used in the determination of the useful life of a recognized intangible asset. The intent of FSP FAS 142-3 is to better match the useful life of the recognized intangible asset to the period of the expected cash flows used to measure its fair value. The Company does not expect FSP FAS 142-3 to have a material effect on our results of operations or financial position.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (SFAS 159). This pronouncement permits entities to choose to measure many financial instruments and certain other items at fair value that were not previously required to be measured at fair value. SFAS 159 becomes effective for the Company at the beginning of fiscal year 2009 and is not expected to have a significant impact on our consolidated financial statements.

In June 2007, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received to Be Used in Future Research and Development Activities” (EITF No. 07-3). EITF No. 07-3 requires companies that are involved in research and development activities to defer nonrefundable advance payments for future research and development activities and to recognize those payments as goods and services are delivered. The Company is required to assess on an ongoing basis whether or not the goods or services will be delivered and to expense the nonrefundable advance payments immediately if it is determined that delivery is unlikely. EITF No. 07-3 was effective for new arrangements entered into subsequent to December 15, 2007. The adoption of EITF No. 07-3 was not material to the consolidated financial statements.

2. DISCONTINUED OPERATIONS

The Company has embarked on a strategy to focus on its Body-Worn Device and Electronics Products segments for future growth.

Consistent with this strategy, in 2003, the Company initiated its plan to sell the remainder of its Heat Technology segment and classified it as a discontinued operation. This segment consisted of the operating assets of Selas Corporation of America located in Dresher, Pennsylvania, Nippon Selas located in Tokyo, Japan and Selas Waermetechnik in Ratingen, Germany. The Company owned the rights to the Selas name and the technology for the European market. In the first quarter of 2005, the Company sold the remainder of its Heat Technology segment, including the stock of Nippon Selas and Selas Waermetechnik GmbH. The total purchase price was approximately $3.5 million, of which approximately $2.7 million was paid in cash and $800,000 was paid in the form of a unsecured subordinated promissory note. The note is payable in twelve quarterly installments commencing on April 1, 2006 and bears 8 percent per annum on the outstanding principal balance. The principal balance outstanding on the note was $225,000 and $300,000 at December 31, 2008 and 2007, respectively. The Company has set-up an allowance for the note of $0 and $225,000 at December 31, 2008 and 2007, respectively.

The following table shows the results of operations of the Company’s Heat Technology segment:

Year Ended December 31, 2006

Sales, net	$—
Operating costs and expenses	(78)
Operating loss	(78)
Other expense, net (including loss on abandonment)	—
Loss from operations before income tax benefit	(78)
Income tax expense (benefit)	—
Net loss from discontinued operations	$(78)

3. ACQUISITION

On May 22, 2007, the Company completed the acquisition of substantially all of the assets, other than real estate, of Tibbetts Industries, Inc. (“Tibbetts”), a privately held designer and manufacturer of components used in hearing aids and medical devices, based in Camden, Maine. The acquisition expanded the Company’s component technology and customer base.

Pursuant to an asset purchase agreement, dated as of April 19, 2007, by and among the Company and Tibbetts and certain of the principal shareholders of Tibbetts, the Company purchased substantially all of the assets of Tibbetts, other than real estate, for cash of $4,500,000, subject to a closing adjustment, and the assumption of certain liabilities (total purchase price of $5,569,000 including liabilities assumed of $841,000 and acquisition costs of $228,000). All escrow amounts were distributed to the seller at the conclusion of the respective escrow periods. The acquisition was financed with borrowings under the Company’s new credit facility, as further described in Note 7.

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

(amounts in thousands, except per share amounts)	Year ended December 31, 2007 (unaudited)

Net sales	$70,519

Cost of sales	53,071

S, G & A	14,495

Interest expense	1,086

Other expense	242

Income from continuing operations before income taxes	$1,625

Income per share:

Basic	$0.28

Diluted	$0.26

Weighted average number of shares outstanding:

Basic	5,210

Diluted	5,520

The pro forma income from continuing operations for the period presented includes the increase in interest expense related to the borrowings used to fund the acquisition and the increase in depreciation expense of Tibbetts related to the step-up of fixed assets to fair value.

4. SEGMENT AND GEOGRAPHIC INFORMATION

The Company currently operates in two reportable segments: body-worn devices and electronic products. Previously, these were combined in the Company’s “miniature medical and electronics products segment”. The Company determined in 2008 that these segments no longer meet the criteria for aggregation. The nature of the products and services has been deemed separately identifiable, as the Company has further developed technologies and products included in the body-worn device segment. This includes products and technologies developed both internally and externally with our strategic partners like AME and Dynamic Hearing. Furthermore, as the underlying products and technology has changed, the economic characteristics of each business segment are not similar. Our electronics products segment margin is subject to more variability due to component material pricing and we believe our future revenue growth and margin will be different for each segment as a result of the proprietary technology included in our body-worn device products. Therefore, segment reporting has been retroactively applied to all periods present.

Income (loss) from operations is total revenues less cost of sales and operating expenses. Identifiable assets by industry segment include both assets directly identifiable with those operations. General corporate assets consist primarily of cash and cash equivalents, and are included in the body-worn device segment. The accounting policies applied to determine segment information are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of each segment based on income and loss from operations before income taxes. The following table summarizes data by industry segment:

	Body Worn Devices	Electronic Products	TOTAL
At and for the Year Ended December 31, 2008
Revenues, net	$57,908,000	$7,647,000	$65,555,000
Income (loss) from operations	2,298,000	(254,000)	2,044,000
Identifiable assets	36,306,000	3,156,000	39,462,000
Depreciation and amortization	1,965,000	332,000	2,297,000
Capital expenditures	1,445,000	29,000	1,474,000

At and for the Year Ended December 31, 2007
Revenues	$59,668,000	$9,315,000	$68,983,000
Income from operations	3,065,000	198,000	3,263,000
Identifiable assets	36,068,000	3,664,000	39,732,000
Depreciation and amortization	1,786,000	342,000	2,128,000
Capital expenditures	2,672,000	91,000	2,763,000

At and for the Year Ended December 31, 2006
Revenues	$41,436,000	$10,290,000	$51,726,000
Income from operations	1,681,000	286,000	1,967,000
Identifiable assets	29,723,000	4,421,000	34,144,000
Depreciation and amortization	1,511,000	338,000	1,849,000
Capital expenditures	3,083,000	97,000	3,180,000

The geographical distribution of long-lived assets and net sales to geographical areas as of and for the years ended December 31, 2008, 2007 and 2006 are set forth below:

Long-lived Assets

	2008	2007	2006

United States	$17,980,927	$18,737,623	$14,398,571
Other – primarily Singapore	1,457,969	1,092,816	1,097,221
Consolidated	$19,438,896	$19,830,439	$15,495,792

Long-lived assets consist primarily of property and equipment, investment in partnerships and goodwill. The Company capitalizes long-lived assets pertaining to the production of specialized parts. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

Net Sales to Geographical Areas

	2008	2007	2006

United States	$46,455,847	$49,102,782	$35,429,666
Germany	3,855,740	3,476,768	2,293,875
China	2,776,375	2,488,852	2,232,405
Switzerland	1,860,916	2,200,781	1,653,803
Singapore	1,517,256	1,580,854	1,786,344
France	1,462,391	939,847	405,713
Japan	1,161,595	1,280,774	1,919,659
United Kingdom	1,092,366	698,703	736,670
Turkey	446,362	488,539	194,561
Hong Kong	433,634	409,822	333,049
All other countries	4,492,574	6,315,658	4,740,207
Consolidated	$65,555,056	$68,983,380	$51,725,952

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

One customer accounted for 13 percent and 11 percent of the Company’s consolidated net sales in 2008 and 2007, respectively. In 2006 no one customer accounted for more than 10 percent of the Company’s consolidated net sales. During 2008, the top five customers accounted for approximately $23 million or 35 percent of the Company’s consolidated net sales. During 2007, the top five customers accounted for approximately $26 million or 38 percent of the Company’s consolidated net sales. During 2006, the top five customers accounted for approximately $16 million or 30 percent of the Company’s consolidated net sales.

At December 31, 2008 two customers accounted for 11 percent and 10 percent of the Company’s consolidated accounts receivable, respectively. One customer accounted for 14 percent of the Company’s consolidated accounts receivable at December 31, 2007.

5. GOODWILL

The Company applies SFAS No. 142, “Goodwill and Other Intangible Assets,” which sets forth financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized but tested for impairment on a periodic basis. In conjunction with the acquisitions of Tibbetts on May 22, 2007, approximately $2,317,000 of goodwill was recognized (see Note 3).

The Company performed the required goodwill impairment test during the years ended December 31, 2008, 2007, and 2006. As part of compliance with this standard, the Company completed or obtained an analysis to assess the fair value of its business units to determine whether goodwill carried on its books was impaired and the extent of such impairment, if any for the years ended December 31, 2008, 2007, and 2006. For each year, the analysis used the discounted cash flow analysis; future benefits over a period of time are estimated and then discounted back to present value. Based upon this analysis, the Company determined that its current goodwill balances were not impaired as of December 31, 2008 and 2007.

The changes in the carrying amount of goodwill for the years presented are as follows:

	Body-Worn Device Segment	Electronic Products Segment	Total
Carrying amount at December 31, 2006	$5,264,585	$662,596	$5,927,181
Goodwill acquired during the year	2,288,104	22,735	2,310,839
Carrying amount at December 31, 2007	7,552,689	685,331	8,238,020
Revision to prior year purchase price allocation	28,418	—	28,418
Carrying amount at December 31, 2008	$7,581,107	$685,331	$8,266,438

6. INVENTORIES

Inventories consisted of the following:

December 31,	Raw materials	Work-in process	Finished products and components	Total

2008
Domestic	$3,709,213	$1,644,408	$1,281,771	$6,635,392
Foreign	1,609,392	326,874	280,370	2,216,636
Total	$5,318,605	$1,971,282	$1,562,141	$8,852,028

2007
Domestic	$3,710,360	$1,779,539	$1,598,241	$7,088,140
Foreign	1,226,589	1,043,245	477,086	2,746,920
Total	$4,936,949	$2,822,784	$2,075,327	$9,835,060

7. SHORT AND LONG-TERM DEBT

Short and long term debt at December 31, 2008 and 2007 were as follows:

	2008	2007
Domestic Asset-Based Revolving Credit Facility	$3,000,000	$3,000,000
Foreign Overdraft and Letter of Credit Facility	605,423	1,071,009
Domestic Term Loan	2,756,250	4,275,000
Domestic Capital Equipment Leases	1,330,012	94,066
Total Debt	7,691,685	8,440,075
Less: Current maturities	(1,503,762)	(1,476,665)
Total Long Term Debt	$6,187,923	$6,963,410

	Payments Due by Period

	2009	2010	2011	2012	2013	Thereafter	Total
Domestic credit facility	$—	$—	$—	$3,000,000	$—	$—	$3,000,000
Domestic term loan	731,250	1,068,750	956,250	—	—	—	2,756,250
Foreign overdraft and letter of credit facility	557,777	47,646	—	—	—	—	605,423
Capital leases	214,735	194,867	192,551	201,484	210,840	315,535	1,330,012

Total debt	$1,503,762	$1,311,263	$1,148,801	$3,201,484	$210,840	$315,535	$7,691,685

The Company and its subsidiaries, IntriCon, Inc. (formerly known as Resistance Technology, Inc.), RTI Electronics, Inc. and IntriCon Tibbetts Corporation, referred to as the borrowers, entered into a credit facility with LaSalle Bank, National Association (now Bank of America), referred to as the lender, on May 22, 2007 replacing the prior credit facilities with M & I Business Credit (formerly known as Diversified Business Credit, Inc.). The credit facility provides for:

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

Weighted average interest on the domestic asset-based revolving credit facilities (including the prior credit facility) was 5.51%, 7.82% and 8.17% for 2008, 2007 and 2006, respectively.

The new credit facility will expire and all outstanding loans will become due and payable on June 30, 2012. The term loan requires quarterly principal payments, commencing on September 30, 2007, based on an increasing installment schedule, with any balance due on June 30, 2012. In 2008 we used proceeds of $1,013,000 from the equipment sale-leaseback described below to pay down the term loan.

The outstanding balance of the revolving credit facility was $3,000,000 at December 31, 2008 and 2007, respectively. The total remaining availability on the revolving credit facility was approximately $4,349,000 and $4,443,000 at December 31, 2008 and 2007, respectively.

The revolving facility carries a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

The Company is subject to various covenants under the credit facility, including financial covenants relating to tangible net worth, funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization, fixed charge coverage ratio and capital expenditures. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things, incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equityholders; purchase or redeem any of its equity interests or any warrants, options or other rights in respect thereof; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. Effective as of September 30, 2007, the credit facility was amended to change the tangible net worth covenant. Effective as of June 30, 2008, the credit facility was amended to correct an error in the amortization table set forth in the loan agreement. Effective as of December 31, 2008, the credit facility was amended to change the fixed charge coverage covenant to exclude payments made in connection with the June 2008 equipment sale-leaseback described below. As of December 31, 2008, the Company was in compliance with all financial covenants under the credit facility, as amended.

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

The prior credit facility originally included a real estate loan with an original principal balance of $1,500,000, which was associated with our Vadnais Heights manufacturing facility. In June 2006, the Company completed a sale-leaseback of the Vadnais Heights manufacturing facility. The transaction generated proceeds of $2,650,000, of which $1,388,000 was used to repay the associated real estate loan and the remainder to pay down our domestic revolver. The remaining gain on the sale of $825,631 is being recognized over the initial 10-year lease term as the renewal options in the lease are not assured and a penalty does not exist if we do not exercise the renewal options.

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1.8 million line of credit through 2009. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 5.84%, 6.36% and 6.47% for 2008, 2007 and 2006, respectively. The outstanding balance was $605,000 and $1,071,000 at December 31, 2008 and 2007, respectively. The total remaining availability on the international senior secured credit agreement was approximately $1,203,000 and $740,000 at December 31, 2008 and 2007, respectively.

In June 2008, the Company completed a sale-leaseback of machinery and equipment with Bank of America. The transaction generated proceeds of $1,098,000, of which $1,013,000 was used to pay down the domestic term loan. The capital lease agreement expires in June 2014, requires monthly payments of $15,800 and has a present value of future minimum lease payments of $1,098,000 with an effective interest rate of 5.14%. The transaction resulted in a gain of $62,000 which is being recognized over the initial 6-year lease term.

The Company also has entered into several other capital lease agreements to fund the acquisition of machinery and equipment. The total principal amount of all capital leases (including the equipment sale-leaseback described above) was $1,661,000 with effective interest rates ranging from 5.1% to 8.0%. These agreements range from 3 to 6 years. The outstanding balance under these capital lease agreements at December 31, 2008 and December 31, 2007 was $1,330,000 and $94,000, respectively. The accumulated amortization on leased equipment was $257,000 and $119,000 at December 31, 2008 and 2007, respectively. The amortization of capital leases is included in depreciation expense for 2008, 2007 and 2006.

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2008, and 2007 were as follows:

	2008	2007

Salaries, wages and commissions	$2,020,539	$2,496,610
Taxes, including payroll withholdings and excluding income taxes	80,202	101,617
Accrued severance benefits	61,639	100,000
Accrued professional fees	361,580	161,736
Current portion of note payable	259,360	256,360
Deferred revenue	—	113,618
Accrued Dynamic Hearing strategic alliance payments	475,000	—
Customers’ advance payments on contracts	—	190,062
Other	993,387	962,752

	$4,251,707	$4,382,755

Accrued severance benefits recorded at December 31, 2007 were paid in 2008. Severance benefits accrued at December 31, 2008 will be paid in 2009.

9. DOMESTIC AND FOREIGN INCOME TAXES

Domestic and foreign income taxes (benefits) from continuing operations were comprised as follows:

	Years ended December 31,
	2008	2007	2006
Current
Federal	$—	$—	$—
State	93,319	(11,978)	21,654
Foreign	104,748	182,651	111,258
	198,067	170,673	132,912
Deferred
Federal	—	—	—
State	—	—	—
Foreign	66,000	10,000	41,548
	66,000	10,000	41,548

Income taxes	$264,067	$180,673	$174,460

Income (loss) from continuing operations before income taxes is as follows:
Foreign	597,234	1,088,951	1,492,092
Domestic	704,434	958,960	(77,130)
	$1,301,668	$2,047,911	$1,414,962

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate based on income (loss):

	Years ended December 31,
	2008	2007	2006

Tax provision at statutory rate	34.0%	34.0%	34.0%
Change in valuation allowance	(29.1)	(20.9)	0.5
Impact of permanent items, including stock based compensation expense	14.6	—	—
Effect of foreign tax rates	(2.4)	(8.7)	(25.1)
State taxes net of federal benefit	3.2	1.4	1.5
Other	0.0	3.1	1.4

Domestic and foreign income tax rate	20.3%	8.8%	12.3%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2008, and 2007 are presented below:

	2008	2007

Deferred tax assets:
Net operating loss carry forwards – United States	$4,707,273	$5,299,146
Post-retirement benefit obligations	327,098	475,859
Goodwill amortization	155,937	269,948
State income taxes	—	483,594
Inventory reserves	785,976	901,720
Guarantee obligations and estimated future costs of service accruals	31,568	35,700
Compensated absences, principally due to accrual for financial reporting purposes	225,424	225,041
Other	1,033,860	442,827
Total gross deferred tax assets	7,267,135	8,133,835
Less: valuation allowance	7,267,135	8,133,835
Net deferred tax assets	$—	$—
Deferred tax liabilities:
Plant and equipment, due to differences in depreciation and capitalized interest	(155,273)	(89,273)
Total gross deferred tax liabilities	(155,273)	(89,273)
Net deferred tax liabilities	$(155,273)	$(89,273)

Domestic and foreign deferred taxes were comprised as follows:

December 31, 2008	Federal	State	Foreign	Total

Current deferred asset	$—	$—	$—	$—
Non-current deferred liability	—	—	(155,273)	(155,273)

Net deferred tax liability	$—	$—	$(155,273)	$(155,273)

December 31, 2007	Federal	State	Foreign	Total

Current deferred asset	$—	$—	$—	$—
Non-current deferred liability	—	—	(89,273)	(89,273)

Net deferred tax liability	$—	$—	$(89,273)	$(89,273)

The valuation allowance is maintained against deferred tax assets which the Company has determined are not likely to be realized. In addition, the Company has net operating loss carryforwards for Federal tax purposes of approximately $13.6 million that begin to expire in 2022. Subsequently recognized tax benefits, if any, relating to the valuation allowance for deferred tax assets or realization of net operating loss carryforwards will be reported in the consolidated statements of operations. If substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that are available to be utilized. The Company analyzes ownership changes on a consistent basis.

At December 31, 2007, the Company had a valuation allowance against deferred tax assets to reduce the total to an amount our management believed was appropriate. The valuation allowance decreased in the current year primarily as a result of taxable income generated during the year, which was also impacted by an adjustment in the amount of $167,000 to decrease the valuation allowance to their proper amounts.

The Company has not recognized a deferred tax liability relating to cumulative undistributed earnings of controlled foreign subsidiaries in Germany and Singapore that are essentially permanent in duration. If some or all of the undistributed earnings of the controlled foreign subsidiaries are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time. Determination of the amount of unrecognized tax liability related to undistributed earnings in foreign subsidiaries is not currently practical.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not to be realized. Based upon the Company’s assessment of all available evidence, including the previous three years of United States based taxable income and loss after permanent items, estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it is more likely than not that the Company will not be able to realize a portion of the deferred tax assets in the future. The Company will continue to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to change the valuation allowance against the gross deferred tax assets.

The following was the income before income taxes for each jurisdiction in which the Company has operations for the years ended December 31, 2008, 2007 and 2006:

	December 31, 2008	December 31, 2007	December 31, 2006
United States	$704,434	$958,960	$(77,130)
Singapore	283,455	930,718	1,346,807
Germany	313,779	158,233	145,285
Income before income taxes	$1,301,668	$2,047,911	$1,414,962

The Company adopted the provisions of FASB Interpretation 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. Previously, the Company had accounted for tax contingencies in accordance with Statement of Financial Accounting Standards 5, Accounting for Contingencies. As required by FASB Interpretation 48, which clarifies Statement 109, Accounting for Income Taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. At the adoption date, the Company applied Interpretation 48 to all tax positions for which the statute of limitations remained open. As a result of the implementation of Interpretation 48, the Company did not record any adjustment to the liability for unrecognized income tax benefits or retained earnings. The Company does not have any unrecognized tax benefits as of December 31, 2008.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years starting before 2005. There are no other on-going or pending IRS, state, or foreign examinations.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense for all periods presented. During the tax years ended December 31, 2008, 2007, and 2006 the Company has no amounts accrued for the payment of interest and penalties.

10. EMPLOYEE BENEFIT PLANS

The Company has defined contribution plans for most of its domestic employees. Under these plans, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plans. The Company contribution to these plans for 2008, 2007, and 2006 was $419,000, $360,000, and $289,000, respectively.

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

The following table presents the amounts recognized in the Company’s consolidated balance sheet at December 31, 2008 and 2007 for post-retirement medical benefits:

	2008	2007
Change in Projected Benefit Obligation
Projected benefit obligation at January 1	$1,001,532	$1,243,744
Service cost (excluding administrative expenses)	—	629
Interest cost	55,292	69,225
Actuarial loss/(gain)	8,784	(132,066)
Participant contributions	85,000	115,000
Benefits paid	(245,000)	(295,000)

Projected benefit obligation at December 31	905,608	1,001,532

Change in fair value of plan assets
Employer contributions	160,000	180,000
Participant contributions	85,000	115,000
Benefits paid	(245,000)	(295,000)

Fair value of plan assets at December 31	—	—

Funded status	(905,608)	(1,001,532)

Amount recognized in statement of financial position
Current liabilities	145,000	185,000
Noncurrent liabilities	760,608	816,532
Net amount	$905,608	$1,001,532

Amount recognized in other comprehensive income
Unrecognized net actuarial gain	—	—
Total	$—	$—

Accrued post-retirement medical benefit costs are classified as other post-retirement benefit obligations as of December 31, 2008 and 2007.

Net periodic post-retirement medical benefit costs for 2008, 2007 and 2006 included the following components:

	2008	2007	2006
Service cost	$—	$629	$5,029
Interest cost	55,292	69,225	71,175
Amortization of unrecognized actuarial loss	—	—	(5,908)

Net periodic post-retirement medical benefit cost	$55,292	$69,854	$70,296

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2009; the rate was assumed to decrease gradually to 5% by the year 2013 and remain at that level thereafter. The health care cost trend rate assumption may have a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement medical benefit obligation as of December 31, 2008 by $11,707 and the aggregate of the service and interest cost components of net periodic post-retirement medical benefit cost for the year ended December 31, 2008 by $768. Employer contributions for 2009 are expected to be approximately $145,000.

The assumptions used years ended December 31 were as follows:

	2008	2007	2006

Annual increase in cost of benefits	9.00%	9.00%	10.00%

Discount rate used to determine year-end obligations	7.00%	6.00%	6.00%

Discount rate used to determine year-end expense	6.00%	6.00%	6.00%

The following employer benefit payments, which reflect expected future service, are expected to be paid:

2009	$ 145,000
2010	$ 145,000
2011	$ 145,000
2012	$ 145,000
2013	$ 140,000
Years 2014 – 2018	$ 685,000

The Company provides retirement related benefits to former executive employees and to certain employees of foreign subsidiaries. The liabilities established for these benefits at December 31, 2008 and 2007 are illustrated below.

	2008	2007

Current portion	$90,656	$90,656
Long term portion	578,388	624,517

Total liability at December 31	$669,044	$715,173

11. CURRENCY TRANSLATION ADJUSTMENTS

All assets and liabilities of foreign operations in which the functional currency is foreign are translated into U.S. dollars at prevailing rates of exchange in effect at the balance sheet date. Revenues and expenses are translated using average rates of exchange for the year. The functional currency of the Company’s German operations is the European euro. As of January 1, 2006, the functional currency of the Company’s Singapore operations changed from the Singapore dollar to the U.S. dollar. Adjustments resulting from the process of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as a separate component of shareholders’ equity, net of tax, where appropriate. Foreign currency transaction amounts included in the statements of operation include a loss of $77,000 in 2008, a loss of $112,000 in 2007, and a loss of $100,000 in 2006.

12. COMMON STOCK AND STOCK OPTIONS

The Company applies the provisions of SFAS No. 123R “Share-Based Payment” (“FAS 123(R)”), which establishes the accounting for stock-based awards.

The Company has a 1994 stock option plan, a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. New grants may not be made under the 1994, the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of December 31, 2008. The aggregate number of shares of common stock for which awards could be granted under the 2006 equity incentive plan as of the date of adoption was 698,500 shares. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 equity incentive plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 equity incentive plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of December 31, 2008. Under all awards, the terms are fixed on the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors stock fee election program, referred to as the director program, as an award under the 2006 equity incentive plan. The director program gives each non-employee director the right under the 2006 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There were 1,902 and 754 shares issued in lieu of cash for director fees under the director program for the years ended December 31, 2008 and 2007, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100,000 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There were 5,000 shares purchased under the management purchase program during the year ended December 31, 2008.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2005	729,900	$3.98
Options forfeited	(51,500)	1.96
Options granted	160,000	5.68
Options exercised	(40,667)	2.79
Outstanding at December 31, 2006	797,733	$4.51
Options forfeited	(2,000)	4.60
Options granted	165,000	13.72
Options exercised	(106,502)	8.19
Outstanding at December 31, 2007	854,231	$5.83
Options forfeited	(45,131)	9.82
Options granted	175,950	7.35
Options exercised	(3,400)	2.44

Outstanding at December 31, 2008	981,650	$5.93	$—

Exercisable at December 31, 2007	524,397	$3.70	$—

Exercisable at December 31, 2008	642,866	$4.23

Available for future grant at January 1, 2008	425,500

Available for future grant at December 31,2008	261,894

The number of shares available for future grant at December 31, 2008, does not include a total of up to 399,200 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of said options. Based on the stock price at December 31, 2008, the aggregate intrinsic value of outstanding and exercisable options was $0.

The weighted-average remaining contractual term of options exercisable at December 31, 2008, was 5.6 years. The total intrinsic value of options exercised during fiscal 2008, 2007, and 2006, was $19,028, $475,090, and $111,874, respectively.

The weighted-average per share fair value of options granted was $2.85, $5.13, and $2.77, in 2008, 2007, and 2006, respectively, using the Black-Scholes option-pricing model.

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2008	2007	2006
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	42.3 - 53.5%	43.0%	57.5%
Risk-free interest rate	1.4 - 2.8%	3.5%	4.6%
Expected life (years)	4.0	4.0	4.0

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

The Company calculates expected volatility for stock options and awards using both historical volatility as well as the average volatility of our peer competitors. The reason historical volatility was not strictly used is the material changes in the Company’s operations as a result of the sales of business segments that occurred in 2004 and 2005 (see Note 2). The expected term for stock options and awards is calculated based on the Company’s estimate of future exercise at the time of grant.

The Company currently estimates a nine percent forfeiture rate for stock options but will continue to review this estimate in future periods.

The risk-free rates for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recorded $525,972, $280,376 and $213,531 of non-cash stock option expense related to FAS 123(R) for the years ended December 31, 2008, 2007 and 2006, respectively. As of December 31, 2008, there was $946,492 of total unrecognized compensation costs related to non-vested awards that is expected to be recognized over a weighted-average period of 2.0 years.

At the 2007 annual meeting of shareholders, the shareholders approved the IntriCon Corporation 2007 Employee Stock Purchase Plan (the “Purchase Plan”). A maximum of 100,000 shares may be sold under the Purchase Plan. There were 34,213 shares purchased under the plan for the year ended December 31, 2008. There were no employee stock purchases under the plan as of December 31, 2007.

13.	QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a tabulation of unaudited quarterly results of operations (in thousands, except for per share data).

	2008				2007
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter

Sales, net	$16,591	$17,525	$16,091	$15,348	$14,579	$16,938	$18,442	$19,025

Gross profit	3,845	4,254	3,943	4,004	3,211	4,207	5,126	4,701

Net income	150	410	309	169	28	527	650	662

Income per share (a):
Basic income per share	$.03	$.08	$.06	$.03	$.01	$.10	$.13	$.13
Diluted income per share	$.03	$.07	$.06	$.03	$.01	$.10	$.12	$.12

a)

Per share amounts for the quarters have each been calculated separately. Accordingly, quarterly amounts may not add to the annual amounts because of differences in the average common shares outstanding during each period. Additionally, in regard to diluted per share amounts only, quarterly amounts may not add to the annual amounts.

14.	INCOME PER SHARE

The following table sets forth the computation of basic and diluted income per share:

	2008			2007			2006
	Income Numerator	Shares Denominator	Per Share Amount	Income Numerator	Shares Denominator	Per Share Amount	Loss Numerator	Shares Denominator	Per Share Amount

Basic income per share Income available to common shareholders	$1,037,601	5,314,387	$.20	$1,867,238	5,209,567	$.36	$1,162,512	5,159,216	$.23

Effect of dilutive securities

Stock options	—	225,069		—	310,213		—	160,586

Diluted income per share	$1,037,601	5,539,456	$.19	$1,867,238	5,519,780	$.34	$1,162,512	5,319,802	$.22

The Company excluded stock options of 231,950, 190,131, and 196,000, in 2008, 2007, and 2006, respectively, from the computation of the diluted income per share as their effect would be anti-dilutive. For additional disclosures regarding the stock options, see Note 12.

15.	CONTINGENCIES AND COMMITMENTS

We are a defendant along with a number of other parties in approximately 122 lawsuits as of December 31, 2008, (approximately 122 lawsuits as of December 31, 2007) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, we do not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. We have requested that the carriers substantiate this situation. We believe we have additional policies available for other years which have been ignored by the carriers. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, we believe when settlement payments are applied to these additional policies, we will have availability under the years deemed exhausted. We do not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on our financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits, to which these insurance carriers are insuring us, make the ultimate disposition of these lawsuits not material to our consolidated financial position or results of operations.

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

Total rent expense for 2008, 2007, and 2006 under leases pertaining primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more, aggregated $1,583,000, $1,440,000, and $1,082,000, respectively. Remaining rentals payable under such leases, including equipment leases are as follows: 2009 - $1,588,000; 2010 - $1,126,000; 2011 - $954,000; 2012 - $477,000; 2013 - $406,000 and thereafter - $1,056,000, which includes two leased facilities in Minnesota that expire in 2011 and 2016 respectively, one leased facility in California that expires in 2009, two leased facilities in Maine that expire in 2012 and 2017 respectively, one leased facility in Singapore that expires in 2010 and one leased facility in Germany that expires in 2012. Certain leases contain renewal options as defined in the lease agreements.

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

On July 20, 2008, the Company entered into a strategic alliance agreement with Dynamic Hearing Pty Ltd (“Dynamic Hearing”). Effective October 1, 2008, Dynamic Hearing granted a license to the Company to use certain of Dynamic Hearing’s technology. The initial term of the agreement is five years from the date of execution and may be extended upon agreement of the parties within two months of the expiration of the initial term; however, either party may terminate the agreement after the second year of the term upon three months notice. The Company agreed to pay Dynamic Hearing: (i) an annual fee for access to the technology licensed pursuant to the agreement and (ii) an additional “second component” fee to maintain exclusive rights granted to the Company with respect to hearing health products. Additionally, IntriCon agreed to make royalty payments on products that incorporate Dynamic Hearing’s technology, and Dynamic Hearing has also agreed to provide the Company with engineering and other services in connection with the licensed technology. The Company has recorded $1,000,000 payable to Dynamic Hearing for the first two years of exclusive license fees described above. The Company has $331,000 and $691,000 of short-term and long-term assets, respectively, remaining at December 31, 2008 which will be amortized through September 2010 as it pertains to exclusive rights and engineering and other services. The technology access fee will be amortized through September 2013, the life of the agreement.

16.	RELATED-PARTY TRANSACTIONS

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $477,000 in 2008 and $481,000 for each of 2007 and 2006. Annual lease commitments, which include base rent expense, real estate taxes and other charges approximate $475,000 through October 2011.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of our Board of Directors. We paid that firm approximately $235,000, $466,000, and $282,000 for legal services and costs in 2008, 2007, and 2006, respectively. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and SEC rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

17.	STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:

	Years ended December 31,
	2008	2007	2006
Interest received	$30,692	$78,896	$33,674
Interest paid	599,856	741,930	380,159
Income taxes paid	222,224	194,502	205,565
Deferred gain recorded on sale of manufacturing facility	—	—	1,045,799
Acquisition of assets of Amecon, Inc:
Goodwill	—	—	172,962
Property and equipment	—	—	53,522
Equipment purchased through capital lease obligation	1,277,823	—	—
Shares issued for services	12,233	6,120	—
License agreement financed through licensor	1,000,000	—	—

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

The swaps are designated as cash flow hedges with the changes in fair value recorded in accumulated other comprehensive loss and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. Approximately $40,000 and $2,000 of additional expense were recorded to interest expense as a result of said adjustments for the years ended December 31, 2008 and 2007, respectively. During 2008 and 2007, ineffectiveness from such hedges was $0.

At December 31, 2008 and 2007, the Company had a United States Dollar (“USD”) denominated interest rate swap outstanding which effectively fixed the interest rate on floating rate debt, exclusive of lender spreads, at 5.36% for a notional principal amount of $2,000,000 through September 2010. The derivative net loss on this contract recorded in accumulated other comprehensive loss at December 31, 2008 and 2007 was $136,248 and $79,215, respectively. The accumulated other comprehensive loss at December 31, 2008 is expected to be reclassified into earnings over the next 21 months, the life of the agreement.

19.	INVESTMENT IN EQUITY INSTRUMENTS

On December 27, 2006, the Company joined the Hearing Instrument Manufacturers Patent Partnership (HIMPP). Members of the partnership include the largest six hearing aid manufacturers as well as several other smaller manufacturers. The purchase price of $1,800,000 included a 9% equity interest in K/S HIMPP as well as a license agreement that will grant the Company access to over 45 US registered patents. The Company accounted for the K/S HIMPP investment using the equity method of accounting for common stock, as the equity interest is deemed to be “more than minor” as defined in AICPA Statement of Position 78-9 “Accounting for Investments in Real Estate Ventures”. The investment required a $260,000 payment made at the time of closing. The unpaid balance of $1,020,000 at December 31, 2008 will be paid in three annual installments of $260,000 in 2009 through 2011, with a final installment of $240,000 in 2012. The unpaid balance is unsecured and bears interest at an annual rate of 4%, which is payable annually with each installment. The investment in the partnership exceeded underlying net assets by approximately $1,475,000. Based on the final assessment of the partnership, the Company has determined that approximately $345,000 of the excess of the investment over the underlying partnership net assets relates to underlying patents. The remaining $1,130,000 of the excess of the investment over the underlying partnership net assets has been assigned to the non-exclusive patent license agreement. The Company has recorded a $144,900 and $332,500 decrease in the carrying amount of the investment, reflecting amortization of the patents, patent license agreement and the Company’s portion of the partnership’s operating results for the years ended December 31, 2008 and 2007, respectively. Total amortization expense remaining is $1,180,000. The difference of $207,000 in the carrying value of the investment at December 31, 2008 is the Company’s remaining investment in partnership net assets.

The Company’s subsidiary, IntriCon Tibbetts Corporation, owns a 50% interest in a joint venture with a Swiss company to market, design, manufacture, and sell audio coils to the hearing health industry. The Company has recorded a total decrease of approximately $59,000 in the carrying amount of the investment for the year ended December 31, 2008, consisting of an approximately $141,000 increase for the Company’s portion of the joint venture’s operating results for the year ended December 31, 2008 offset by a decrease of $200,000 for dividends received from the joint venture during the year ended December 31, 2008. The Company recorded a $175,000 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the period ended December 31, 2007. The carrying amount of the investment was $64,000 and $123,000 at December 31, 2008 and 2007, respectively.

Condensed financial information of the joint venture at and for the years ended December 31, 2008 and 2007 are as follows (in thousands):

	2008	2007
Balance Sheet:
Current assets	$642	$1,013
Non-current assets	196	273
Total assets	$838	$1,286

Current liabilities	312	889
Non-current liabilities	—	353
Stockholders’ equity	526	44
Total liabilities and stockholders’ equity	$838	$1,286

Income Statement:
Net revenues	$2,750	$2,820

Net income	$282	$400

20.	REVENUE BY MARKET

The following tables set forth, for the periods indicated, net revenue by market:

	December 31, 2008	Years Ended December 31, 2007	December 31, 2006
Body-Worn Device Segment
Hearing Health	$23,768,000	$29,297,000	$24,956,000
Medical	20,133,000	18,765,000	8,439,000
Professional Audio Communications	14,007,000	11,606,000	8,041,000

Electronic Products Segment
Electronics	7,647,000	9,315,000	10,290,000
Total Revenue	$65,555,000	$68,983,000	$51,726,000

ITEM 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A(T). Controls and Procedures

Evaluation of Disclosure Controls and Procedures. As of the end of the period covered by this report (the “Evaluation Date”), the Company carried out an evaluation, under the supervision and with the participation of management, including the Chief Executive Officer (principal executive officer) and the Chief Financial Officer (principal financial officer), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Exchange Act). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in applicable rules and forms, and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

ITEM 9B. Other Information

In December 2008, the Compensation Committee of the Board of Directors made determinations with respect to the bonuses and stock options to be awarded to the executive officers for services in 2008 and salaries to be paid in 2009. For further information, see Exhibit 10.13 which is incorporated herein by reference.

In February 2009, the Compensation Committee of the Board of Directors adopted the 2009 Annual Incentive Plan for Executives and Key Employees for Fiscal Year 2009. For further information, see Exhibit 10.13 which is incorporated herein by reference.

The disclosure of the foregoing information is voluntary and shall not be deemed an admission that such information is material or required to be disclosed on a Current Report on Form 8-K.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement relating to its 2009 annual meeting of shareholders, including but not necessarily limited to the sections of the 2009 proxy statement entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement relating to its 2009 annual meeting of shareholders, including but not necessarily limited to the sections of the 2009 proxy statement entitled “Director Compensation for 2008,” and “Executive Compensation”.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement relating to its 2009 annual meeting of shareholders, including but not necessarily limited to the section of the 2009 proxy statement entitled “Share Ownership of Certain Beneficial Owners, Directors and Certain Officers.”

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2008:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	799,150	$6.68	261,894	(1)
Equity compensation plans not approved by security holders(2)	182,500	$3.02	—

Total	981,650	$5.93	261,894

(1) The amount shown in column (c) represents shares issuable under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). Under the terms of the 2006 Plan, as outstanding options under the Company’s 2001 Stock Option Plan and Non-Employee Directors’ Stock Option Plan expire, the shares of common stock subject to the expired options will become available for issuance under the 2006 Plan. As of December 31, 2008, 399,200 shares of common stock were subject to outstanding options under the 2001 Stock Option Plan and Non-Employee Directors’ Stock Option Plan. Accordingly, if any of these options expire, the shares of common stock subject to expired options also will be available for issuance under the 2006 Plan.

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

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement relating to its 2009 annual meeting of shareholders, including but not necessarily limited to the sections of the 2009 proxy statement entitled “Certain Relationships and Related Party Transactions” and “Independence of the Board of Directors.”

ITEM 14. Principal Accountant Fees and Services

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement relating to its 2009 annual meeting of shareholders, including but not necessarily limited to the sections of the 2009 proxy statement entitled “Independent Registered Public Accounting Fee Information.”

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1)	Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.

Consolidated Statements of Operations for the years ended December 31, 2008, 2007 and 2006.

Consolidated Balance Sheets at December 31, 2008 and 2007.

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2008, 2007 and 2006.

Notes to Consolidated Financial Statements.

2)	Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
SUPPLEMENTARY INFORMATION

To the Shareholders, Audit Committee and Board of Directors
IntriCon Corporation and Subsidiaries
Minneapolis, Minnesota

Our audits were made for the purpose of forming an opinion on the basic 2008, 2007, and 2006 consolidated financial statements of IntriCon Corporation and Subsidiaries taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying the Securities Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the 2008, 2007 and 2006 basic consolidated financial statements and, in our opinion, is fairly stated in all materials respects in relation to the basic consolidated financial statements taken as a whole.

VIRCHOW, KRAUSE & COMPANY, LLP
Minneapolis, Minnesota
March 3, 2009

Schedule II - Valuation and Qualifying Accounts

INTRICON CORPORATION AND SUBSIDIARY COMPANIES

Valuation and Qualifying Accounts
December 31, 2008, 2007 and 2006

Description	Balance at beginning of Year	“Addition” charged to costs and expense	“Less” deductions		Balance at end of year

Year ended December 31,2008

Allowance for doubtful accounts	$258,873	$131,090	$956	(a)	$389,007
Allowance for note receivable	$225,000	$—	$225,000		$—
Deferred tax asset valuation allowance	$8,133,835	$—	$866,700		$7,267,135

Year ended December 31,2007

Allowance for doubtful accounts	$245,543	$91,236	$77,906	(a)	$258,873
Allowance for note receivable	$225,000	$—	$—		$225,000
Deferred tax asset valuation allowance	$8,562,449	$—	$428,614		$8,133,835

Year ended December 31,2006

Allowance for doubtful accounts	$370,195	$19,036	$143,688	(a)	$245,543
Allowance for note receivable	$296,077	$—	$71,077		$225,000
Deferred tax asset valuation allowance	$8,593,829	$—	$31,380		$8,562,449

	a)	Uncollectible accounts written off.
	b)	Continuing operations net operating loss utilized to offset tax impact of operating income from discontinued operations.

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

3.1	The Company’s Amended and Restated Articles of Incorporation, as amended. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on April 24, 2008.)

3.2	The Company’s Amended and Restated By-Laws. (Incorporated by reference from the Company’s annual report on Form 8-K filed with the Commission October 12, 2007.)

+ 10.1.1	Amended and Restated 1994 Stock Option Plan. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1997.)

+ 10.1.2

Form of Stock Option Agreements granted under the Amended and Restated 1994 Stock Option Plan. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1995.)

+ 10.2.1	2001 Stock Option Plan. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2000.)

10.2.2

Form of Stock Option Agreement issued to executive officers pursuant to the 2001 Stock Option Plan. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on April 26, 2005.)

+ 10.3	Supplemental Retirement Plan (amended and restated effective January 1, 1995). (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1995.).

10.4

Amended and Restated Office/Warehouse Lease, between Resistance Technology, Inc. and Arden Partners I. L.L.P. (of which Mark S. Gorder is one of the principal owners) dated November 1, 1996. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1996.)

+ 10.5.1	Amended and Restated Non-Employee Directors’ Stock Option Plan. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2001.)

10.5.2

Form of Non-employee director Option Agreement for options issued pursuant to the Amended and Restated Non-Employee Directors Stock Option Plan. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on October 3, 2005.)

+ 10.6

Retirement Agreement, Consulting Agreement and General Release, dated August 30, 2000, between the Company and Stephen F. Ryan. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2000.)

10.7	Separation Agreement dated November 30, 2001 between the Company and Robert W. Ross. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2001.)

10.8

Settlement agreement dated September 12, 2003 between the Company and Andritz AG, Andritz Acquisition S.A.A. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2003.)

+ 10.9

Termination agreement following change of control or asset sale between the Company and Mark S. Gorder dated December 14, 2004. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on December 20, 2004.)

+ 10.10.1*	Summary sheet for director fees.

+ 10.10.2*	Summary sheet for executive officer compensation.

10.11.1

Credit and Security Agreement dated August 31, 2005 by Resistance Technology, Inc. and RTI Electronics, Inc. and Diversified Business Credit, Inc. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.)

10.11.2

Security Agreement dated August 31, 2005 between IntriCon Corporation and Diversified Business Credit, Inc. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.)

10.11.3

First Amendment to Credit and Security Agreement between Resistance Technology, Inc., RTI Electronics, Inc. and M&I Business Credit f/k/a Diversified Business Credit, Inc. dated June 30, 2006. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2006.)

10.11.4

Guaranty by Corporation dated August 31, 2005 between IntriCon Corporation and Diversified Business Credit, Inc. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.)

10.11.5

Term Loan Supplement (Real Estate) to Credit Agreement dated August 31, 2005, by Resistance Technology, Inc. and RTI Electronics, Inc. for the benefit of Diversified Business Credit, Inc. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.)

10.11.6

Term Loan Supplement (Equipment) to Credit Agreement dated August 31, 2005, by Resistance Technology, Inc. and RTI Electronics, Inc. for the benefit of Diversified Business Credit, Inc. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.)

10.11.7

Mortgage, Security Agreement, Fixture Financing Statement and Assignment of Leases and Rents by Resistance Technology, Inc. to Diversified Business Credit, Inc. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2005.)

10.12	Promissory note from Selas Heat Technology, LLP dated March 31, 2005. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005.)

10.13.1

Employment agreement between the Company and William J. Kullback dated April 25, 2005. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on April 26, 2005.)

10.13.2

Termination agreement following change of control or asset sale between the Company and William J. Kullback dated April 25, 2005. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on April 26, 2005.)

+ 10.14.1	2006 Equity Incentive Plan. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006.)

+ 10.14.2

Form of Stock Option Agreement issued to executive officers pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006.)

+ 10.14.3

Form of Stock Option Agreement issued to directors pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006.)

+ 10.14.4	Non-Employee Directors Stock Fee Election Program. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2006.)

+10.14.5

Non-Employee Director and Executive Officer Stock Purchase Program, as amended. (Incorporated by reference from the Company’s quarterly report on Form 10-Q filed with the Commission on November 14, 2008.)

+ 10.15	Deferred Compensation Plan. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on May 17, 2006.)

10.16

Purchase Agreement between Resistance Technology, Inc. and MDSC Partners, LLP dated May 5, 2006. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on June 21, 2006.)

10.17

Land and Building Lease Agreement between Resistance Technology, Inc. and MDSC Partners, LLP dated June 15, 2006. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on June 21, 2006.)

10.18

Agreement by and between K/S HIMPP and IntriCon Corporation dated December 1, 2006 and the schedules thereto. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2006.)

+ 10.19	Employment Agreement with Mark S. Gorder. (Incorporated by reference from the Company’s annual report on Form 8-K filed with the Commission October 12, 2007.)

+ 10.20	Form of Employment Agreement with executive officers. (Incorporated by reference from the Company’s annual report on Form 8-K filed with the Commission October 12, 2007.)

10.21.1

Loan and Security Agreement dated as of May 22, 2007, by and among IntriCon, Resistance Technology, Inc., RTI Electronics, Inc. and IntriCon Tibbetts Corporation and LaSalle Bank National Association. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on May 25, 2007.)

10.21.2

First Amendment to Loan and Security Agreement dated as of September 30, 2007, by and among IntriCon, Resistance Technology, Inc., RTI Electronics, Inc. and IntriCon Tibbetts Corporation and LaSalle Bank National Association. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission October 12, 2007.)

10.21.3

Second Amendment to Loan and Security Agreement dated as of June 30, 2008, by and among IntriCon, Resistance Technology, Inc., RTI Electronics, Inc., IntriCon Tibbetts Corporation and LaSalle Bank National Association. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission July 7, 2008.)

10.21.4*

Third Amendment to Loan and Security Agreement dated as of December 31, 2008, by and among IntriCon, IntriCon, Inc., RTI Electronics, Inc., IntriCon Tibbetts Corporation and LaSalle Bank National Association.

10.21.5

Trademark Security Agreement dated as of May 22, 2007, by IntriCon in favor of LaSalle Bank National Association. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on May 25, 2007.)

10.21.6

Trademark Security Agreement dated as of May 22, 2007, by Resistance Technology, Inc. in favor of LaSalle Bank National Association. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on May 25, 2007.)

10.22*	Strategic Alliance Agreement among IntriCon Corporation and Dynamic Hearing Pty Ltd effective as of October 1, 2008.

21*	List of significant subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm (Virchow, Krause & Company, LLP).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Denotes management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRICON CORPORATION (Registrant)

By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer,
Treasurer and Secretary

Dated: March 3, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark S. Gorder

Mark S. Gorder
President and Chief Executive
Officer and Director (principal executive officer)
March 3, 2009

/s/ Scott Longval

Scott Longval
Chief Financial Officer
Treasurer and Secretary
(principal accounting and financial officer)
March 3, 2009

/s/Nicholas A. Giordano

Nicholas A. Giordano
Director
March 3, 2009

/s/Robert N. Masucci

Robert N. Masucci
Director
March 3, 2009

/s/ Michael J. McKenna

Michael J. McKenna
Director
March 3, 2009

/s/ Philip N. Seamon

Philip N. Seamon
Director
March 3, 2009

EXHIBIT INDEX

EXHIBITS:

10.10.1	Summary sheet for director fees.

10.10.2	Summary sheet for executive officer compensation.

10.21.4

Third Amendment to Loan and Security Agreement dated as of December 31, 2008, by and among IntriCon, IntriCon, Inc., RTI Electronics, Inc., IntriCon Tibbetts Corporation and LaSalle Bank National Association.

10.22	Strategic Alliance Agreement among IntriCon Corporation and Dynamic Hearing Pty Ltd effective as of October 1, 2008.

21	List of significant subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm (Virchow, Krause and Company, LLP).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.