Form 10-Q
period 2009-03-31
INTRICON CORP
filed 2009-05-11
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

or

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

☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☐ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)          Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on April 17, 2009 was 5,350,811 (net of 515,754 treasury shares).

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
Assets

	March 31, 2009 (Unaudited)	December 31, 2008
Current assets:

Cash	$243,798	$249,396

Restricted cash	373,429	385,916

Accounts receivable, less allowance for doubtful accounts of $284,000 at March 31, 2009 and $389,000 at December 31, 2008	7,817,340	9,524,743

Inventories	8,841,434	8,852,028

Refundable income tax	41,083	27,645

Note receivable from sale of discontinued operations	—	225,000

Other current assets	1,258,180	758,193

Total current assets	18,575,264	20,022,921

Machinery and equipment	38,402,125	38,016,681

Less: Accumulated depreciation	30,661,435	30,103,771

Net machinery and equipment	7,740,690	7,912,910

Goodwill	8,266,438	8,266,438

Investment in partnerships	1,299,826	1,386,774

Other assets, net	1,614,794	1,872,774

Total assets	$37,497,012	$39,461,817

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
Liabilities and Shareholders’ Equity

	March 31, 2009 (Unaudited)	December 31, 2008
Current liabilities:

Checks written in excess of cash	$12,548	$95,082

Current maturities of long-term debt	1,574,110	1,503,762

Accounts payable	3,250,054	3,149,671

Income taxes payable	27,297	39,997

Deferred gain	120,478	120,478

Partnership payable	260,000	260,000

Other accrued liabilities	3,593,453	4,251,707

Total current liabilities	8,837,940	9,420,697

Long term debt, less current maturities	5,908,226	6,187,923

Other postretirement benefit obligations	726,353	760,608

Long term partnership payable	760,000	760,000

Dynamic Hearing license agreement payable	350,000	525,000

Deferred income taxes	155,273	155,273

Accrued pension liabilities	548,009	578,388

Deferred gain	731,337	761,456

Total liabilities	18,017,138	19,149,345

Shareholders’ equity:

Common shares, $1.00 par value per share; 20,000,000 shares authorized; 5,868,573 and 5,858,006 shares issued; 5,352,819 and 5,342,252 shares outstanding at March 31, 2009 and December 31,2008, respectively.	5,868,573	5,858,006

Additional paid-in capital	14,282,109	14,121,772

Retained earnings	926,044	1,915,334

Accumulated other comprehensive loss	(331,774)	(317,562)

Less: 515,754 common shares held in treasury, at cost	(1,265,078)	(1,265,078)

Total shareholders’ equity	19,479,874	20,312,472

Total liabilities and shareholders’ equity	$37,497,012	$39,461,817

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2009 (Unaudited)	March 31, 2008 (Unaudited)

Sales, net	$13,330,360	$16,591,380

Cost of sales	10,954,069	12,746,689
Gross margin	2,376,291	3,844,691

Operating expenses:

Selling expense	779,590	996,226
General and administrative expense	1,581,223	1,652,379
Research and development expense	880,530	787,773

Total operating expenses	3,241,343	3,436,378

Operating (loss) income	(865,052)	408,313

Interest expense	(128,118)	(195,625)
Interest income	3,140	7,260
Equity in (loss) earnings of partnerships	(86,948)	22,156
Other income (expense), net	53,615	(5,458)

(Loss) income before income taxes	(1,023,363)	236,646

Income tax (benefit) expense	(34,073)	86,830

Net (loss) income	$(989,290)	$149,816

Earnings (loss) per share:

Basic and Diluted	$(0.19)	$0.03

Average shares outstanding:
Basic	5,343,033	5,303,083
Diluted	5,343,033	5,589,894

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three months Ended
	March 31, 2009 (Unaudited)	March 31, 2008 (Unaudited)

Cash flows from operating activities:
Net (loss) income	$(989,290)	$149,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	616,471	582,520
Stock-based compensation	137,454	128,351
Loss (gain) on disposition of property	1,190	(1,900)
Change in deferred gain	(30,119)	(27,521)
Change in allowance for doubtful accounts	(104,637)	(4,353)
Equity in loss (earnings) of partnerships	86,948	(22,156)
Provision for deferred income taxes	—	3,000
Changes in operating assets and liabilities:
Accounts receivable	1,805,311	(1,194,441)
Inventories	1,788	174,131
Other assets	(307,372)	83,045
Accounts payable	100,057	(46,387)
Accrued expenses	(875,559)	(969,581)
Customer advances	—	(190,062)
Other liabilities	(6,964)	1,211
Net cash provided by (used in) operating activities	435,278	(1,334,327)

Cash flows from investing activities:
Purchases of property, plant and equipment	(384,238)	(457,546)
Proceeds from sales of property, plant and equipment	—	1,900
Proceeds from note receivable	225,000	75,000
Net cash used in investing activities	(159,238)	(380,646)

Cash flows from financing activities:
Proceeds from long-term borrowings	2,600,370	1,953,480
Repayments of long-term borrowings	(2,824,041)	(112,500)
Proceeds from employee stock purchases and exercise of stock options	30,390	98,531
Change in restricted cash	(1,178)	(33,008)
Change in checks written in excess of cash	(82,534)	(214,648)
Net cash (used in) provided by financing activities	(276,993)	1,691,855

Effect of exchange rate changes on cash	(4,645)	35,027

Net (decrease) increase in cash	(5,598)	11,909
Cash, beginning of period	249,396	381,247

Cash, end of period	$243,798	$393,156

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of March 31, 2009 and December 31, 2008, and the consolidated results of its operations for the three months ended March 31, 2009 and 2008. Results of operations for the interim periods are not necessarily indicators of the results of the operations expected for the full year or any other interim period.

Certain prior balances have been reclassified to be consistent with the March 31, 2009 presentation including: $356,000 of restricted cash previously included in cash on the balance sheet as of March 31, 2008 and $762,000 of cash previously included in checks written in excess of cash on the balance sheet as of March 31, 2008. The reclassifications did not impact previously reported net income or shareholders’ equity.

2.	New Accounting Pronouncements

On December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”. SFAS No. 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this Statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS No. 160 did not have a material effect on our results of operations or financial position.

On December 4, 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations”. SFAS No. 141(R) will significantly change the accounting for business combinations. Under SFAS No. 141(R), an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. SFAS No. 141R will change the accounting treatment for certain specific items, including:

	▪	Acquisition costs will be generally expensed as incurred;

	▪	Noncontrolling interests (formerly known as “minority interests”) will be valued at fair value at the acquisition date;

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

SFAS No. 141(R) also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is prohibited. This standard will change our accounting treatment for business combinations on a prospective basis and was adopted by the Company in the first quarter of 2009.

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

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the three months ended March 31, 2009:

Three months ended March 31, 2009
Beginning balance (December 31, 2008)	$100,200

Warranty expense	31,000
Closed warranty claims	(41,500)

Ending balance (March 31, 2009)	$89,700

4.	Segment and Geographic Information

In accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, and based on the nature of our products and technology, the Company currently operates in two reportable segments: body-worn devices and electronic products. Previously, these were combined in the Company’s “miniature medical and electronics products segment”. The Company determined in 2008 that these segments no longer meet the criteria for aggregation. The nature of the products and services has been deemed separately identifiable, as the Company has further developed technologies and products included in the body-worn device segment. This includes products and technologies developed both internally and externally with our strategic partners like Advanced Medical Electronics Corp. (“AME”) and Dynamic Hearing Pty Ltd. (“Dynamic Hearing”). Furthermore, as the underlying products and technology has changed, the economic characteristics of each business segment are not similar. Our electronics products segment margin is subject to more variability due to component material pricing and we believe our future revenue growth and margin will be different for each segment as a result of the proprietary technology included in our body-worn device products. Therefore, segment reporting has been retroactively applied to all periods presented.

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

	Body Worn Devices	Electronic Products	TOTAL
At and for the three months ended March 31, 2009
Revenues, net	$11,844,000	$1,486,000	$13,330,000
Loss from operations	(702,000)	(163,000)	(865,000)
Total assets	34,474,000	3,023,000	37,497,000
Depreciation and amortization	536,000	80,000	616,000
Capital expenditures	369,000	15,000	384,000

At and for the three months ended March 31, 2008
Revenues	$14,606,000	$1,985,000	$16,591,000
Income from operations	460,000	(52,000)	408,000
Total assets	36,295,000	3,437,000	39,732,000
Depreciation and amortization	498,000	85,000	583,000
Capital expenditures	451,000	7,000	458,000

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	March 31, 2009	December 31, 2008

United States	$6,367,505	$6,488,285
Other	1,373,185	1,424,625

Consolidated	$7,740,690	$7,912,910

Long-lived assets consist of property and equipment as they are difficult to move and relatively illiquid. Excluded from long-lived assets are investments in partnerships, patents, license agreements and goodwill. The Company capitalizes long-lived assets pertaining to the production of specialized parts. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

The geographical distribution of net sales to geographical areas for the three months ended March 31, 2009 and 2008 were as follows:

	Three months ended
Net Sales to Geographical Areas:	March 31, 2009	March 31, 2008

United States	$9,316,124	$11,866,581
Germany	581,849	988,950
China	566,869	811,882
Switzerland	526,666	384,685
Japan	424,175	187,185
France	422,988	386,812
Singapore	319,204	162,399
United Kingdom	192,631	182,006
Vietnam	164,603	110,276
Hong Kong	159,715	80,259
All other countries	655,536	1,430,345
Consolidated	$13,330,360	$16,591,380

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

For the three months ended March 31, 2009, two customers accounted for 16 percent and 13 percent of the Company’s consolidated net sales, respectively. For the three months ended March 31, 2008, one customer accounted for 11 percent of the Company’s consolidated net sales.

At March 31, 2009, three customers accounted for 12 percent, 11 percent and 10 percent of the Company’s consolidated accounts receivable, respectively. At December 31, 2008, two customers accounted for 11 percent and 10 percent of the Company’s consolidated accounts receivable, respectively.

5.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total

March 31, 2009
Domestic	$3,824,001	$1,383,549	$1,327,635	$6,535,185
Foreign	1,608,487	359,811	337,951	2,306,249
Total	$5,432,488	$1,743,360	$1,665,586	$8,841,434

December 31, 2008
Domestic	$3,709,213	$1,644,408	$1,281,771	$6,635,392
Foreign	1,609,392	326,874	280,370	2,216,636
Total	$5,318,605	$1,971,282	$1,562,141	$8,852,028

6.	Short and Long Term Debt

Short and long term debt is summarized as follows:

	March 31, 2009	December 31, 2008

Domestic Asset-Based Revolving Credit Facility	$3,000,000	$3,000,000
Foreign Overdraft and Letter of Credit Facility	587,500	605,423
Domestic Term Loan	2,615,625	2,756,250
Domestic Capital Equipment Leases	1,279,211	1,330,012
Total Debt	7,482,336	7,691,685
Less: Current maturities	(1,574,110)	(1,503,762)
Total Long Term Debt	$5,908,226	$6,187,923

The Company and its subsidiaries, IntriCon, Inc. (formerly known as Resistance Technology, Inc.), RTI Electronics, Inc. and IntriCon Tibbetts Corporation, referred to as the borrowers, entered into a credit facility with LaSalle Bank, National Association (now Bank of America), referred to as the lender, on May 22, 2007. The credit facility provides for:

▪

a $10,000,000 revolving credit facility, with a $200,000 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve.

▪	a $4,500,000 term loan, which was used to fund the Tibbetts acquisition.

Loans under the credit facility are secured by a security interest in substantially all of the assets of the borrowers including a pledge of the stock of the subsidiaries. All of the borrowers are jointly and severally liable for all borrowings under the credit facility.

As of March 31, 2009, the Company was in compliance with all financial covenants under the credit facility, as amended.

In June 2008, the Company completed a sale-leaseback of machinery and equipment with Bank of America. The transaction generated proceeds of $1,098,000, of which $1,013,000 was used to pay down the domestic term loan. The capital lease agreement expires in June 2014, requires monthly payments of $15,800 and had a present value of future minimum lease payments of $1,098,000 with an effective interest rate of 5.14% at inception.

The Company also has entered into several other capital lease agreements to fund the acquisition of machinery and equipment. The total principal amount of all capital leases (including the sale-leaseback described above) was $1,661,000 with effective interest rates ranging from 5.1% to 8.0%. These agreements range from 3 to 6 years. The outstanding balance under these capital lease agreements at March 31, 2009 and December 31, 2008 was $1,279,000 and $1,330,000, respectively. The accumulated amortization on leased equipment was $325,000 and $257,000 at March 31, 2009 and December 31, 2008, respectively. The amortization of capital leases is included in depreciation expense for 2009 and 2008.

7.	Income Taxes

Income tax benefit for the three months ended March 31, 2009 was $34,073 compared to expense of $86,830 for the same period in 2008. The benefit for the three months ended March 31, 2009 was primarily due to benefits on foreign operating losses. The expense for 2008 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the (loss) income before income taxes for each jurisdiction that the Company has operations for the three months ended March 31, 2009 and 2008:

	Three months ended
	March 31, 2009	March 31, 2008
United States	$(762,878)	$(14,678)

Singapore	(220,393)	145,845
Germany	(40,092)	105,479
(Loss) income before income taxes	$(1,023,363)	$236,646

8.	Stockholders’ Equity and Stock-based Compensation

The Company applies the provisions of SFAS No. 123R “Share-Based Payment”, which establishes the accounting for stock-based awards.

The Company has a 1994 stock option plan, a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. New grants may not be made under the 1994, the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of March 31, 2009. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 698,500 shares. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 equity incentive plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the programs discussed in the next two paragraphs, had been granted as of March 31, 2009. Under all awards, the terms are fixed on the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors stock fee election program, referred to as the director program, as an award under the 2006 equity incentive plan. The director program gives each non-employee director the right under the 2006 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There were 827 and 237 shares issued in lieu of cash for director fees under the director program for the three months ended March 31, 2009 and 2008, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s common stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of common stock from the Company not exceeding an aggregate of $100,000 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company, subject to the discretion of the Board to prohibit any transactions in common stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the three months ended March 31, 2009 and 2008, respectively.

Stock option activity as of and during the three months ended March 31, 2009 was as follows:

	Number of Shares	Weighted- average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2008	981,650	$5.93	$—

Options forfeited	(7,000)	11.39
Options granted	16,000	4.00
Options exercised	—	—

Outstanding at March 31, 2009	990,650	$5.86	$—

Exercisable at March 31, 2009	654,350	$4.37	$—

Available for future grant at December 31, 2008	261,894

Available for future grant at March 31, 2009	252,067

The number of shares available for future grant at March 31, 2009 does not include a total of up to 397,700 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan as of March 31, 2009, which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of such options.

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

The Company calculates expected volatility for stock options and awards using both historical volatility as well as the average volatility of our peer competitors. Historical volatility is not strictly used due to the material changes in the Company’s operations as a result of the sales of business segments that occurred in 2004 and 2005 (see Note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on From 10-K for the year ended December 31, 2008).

The Company currently estimates a nine percent forfeiture rate for stock options, but will continue to review this estimate in future periods.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). A maximum of 100,000 shares may be sold under the Purchase Plan. There were 9,740 shares purchased under the plan for the three months ended March 31, 2009 and a total of 43,953 shares purchased as of March 31, 2009.

The risk-free rates for the expected terms of the stock options and awards and the Purchase Plan is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average remaining contractual life of options exercisable at March 31, 2009 was 5.5 years.

The Company recorded $137,454 and $128,351 of non-cash stock option expense related to SFAS No. 123(R) for the three months ended March 31, 2009 and 2008, respectively. As of March 31, 2009, the Company has recorded cumulative non-cash stock option expense related to SFAS No. 123(R) of $1,157,333. As of March 31, 2009, there was $835,689 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 1.9 years.

9.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three months ended
	March 31, 2009	March 31, 2008
Numerator:
Net (loss) income	$(989,290)	$149,816
Denominator:
Basic – weighted shares outstanding	5,343,033	5,303,083
Weighted shares assumed upon exercise of stock options	—	286,811
Diluted – weighted shares outstanding	5,343,033	5,589,894

Basic and diluted (loss) earnings per share	$(0.19)	$0.03

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

Excluded from the computation of diluted earnings per share for the three months ended March 31, 2009 and 2008, were options to purchase approximately 990,650 and 218,500 common shares, respectively, with an average exercise price of $5.86 and $13.27, respectively, because the effect would have been anti-dilutive.

10.	Derivative Financial Instruments

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

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in accumulated other comprehensive loss and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three months ended March 31, 2009 and 2008, approximately $16,000 and $1,000, respectively, of said adjustments were recorded to interest expense. During the three months ended March 31, 2009 and 2008, ineffectiveness from such hedges was $0.

At March 31, 2009 and December 31, 2008, the Company had a United States Dollar (“USD”) denominated interest rate swap outstanding which effectively fixed the interest rate on floating rate debt, exclusive of lender spreads, at 5.36% for a notional principal amount of $2,000,000 through September 2010. The derivative net loss on this contract recorded in accumulated other comprehensive loss at March 31, 2009 and December 31, 2008 was $123,992 and $136,248, respectively. The accumulated other comprehensive loss at March 31, 2009 is expected to be reclassified into earnings over the next 18 months, the life of the agreement.

11.	Comprehensive Income

The components of comprehensive income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows:

	Three months ended
	March 31, 2009	March 31, 2008
Net (loss) income	$(989,290)	$149,816
Change in fair value of interest rate swap	12,256	(58,524)
(Loss) gain on foreign currency translation adjustment	(26,468)	31,797
Comprehensive income	$(1,003,502)	$123,089

12.	Legal Proceedings

We are a defendant along with a number of other parties in approximately 122 lawsuits as of December 31, 2008 alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, we do not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. We have requested that the carriers substantiate this situation. We believe we have additional policies available for other years which have been ignored by the carriers. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, we believe when settlement payments are applied to these additional policies, we will have availability under the years deemed exhausted. We do not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on our financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits, to which these insurance carriers are insuring us, make the ultimate disposition of these lawsuits not material to our consolidated financial position or results of operations.

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

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $119,000 and $120,000 for each of the three months ended March 31, 2009 and 2008, respectively. Annual lease commitments, which include base rent expense, real estate taxes and other charges, approximate $477,000 through October 2011.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three months ended March 31, 2009 and 2008, the Company paid that firm approximately $20,000 and $43,000, respectively, for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and SEC rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

14.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Three months ended
	March 31, 2009	March 31, 2008

Interest received	$439	$11,525
Interest paid	79,921	159,423
Income taxes paid	75,784	64,506

15.	Investment in Equity Instruments

The Company owns a 9% partnership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP), and is a party to a license agreement that grants the Company access to over 45 US registered patents. The Company recorded $37,000 decrease in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for both the three months ended March 31, 2009 and 2008, respectively.

The Company’s subsidiary, IntriCon Tibbetts Corporation, owns a 50% interest in a joint venture with a Swiss company to market, design, manufacture, and sell audio coils to the hearing health industry. The Company has recorded a $50,000 decrease and a $59,000 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three months ended March 31, 2009 and 2008, respectively.

16.	Revenue by Segment

The following tables set forth, for the periods indicated, net revenue by segment:

	Three Months Ended
	March 31, 2009	March 31, 2008
Body-Worn Device Segment
Hearing Health	$4,411,000	$6,456,000
Medical	5,285,000	4,908,000
Professional Audio Communications	2,148,000	3,242,000

Electronic Products Segment
Electronics	1,486,000	1,985,000
Total Revenue	$13,330,000	$16,591,000

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (together with its subsidiaries referred to as the “Company”, “we”, “us” or “our”) is an international firm engaged in designing, developing, engineering and manufacturing body-worn devices and electronic products. Currently, the Company has two operating segments: its body worn device segment and electronics products segment. The Company serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature injection-molded plastics, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, medical equipment, hearing instruments, electronics, professional audio and telecommunications devices and computers. In addition to its operations in Minnesota, the Company has facilities in California, Maine, Singapore, and Germany.

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

Body-Worn Device Segment

Medical

In the medical market, the Company is focused on sales of multiple biotelemetry devices from life-critical diagnostic monitoring devices to drug-delivery systems. Using our nanoDSP™ and ultra-low power (“ULP”) nanoLink™ technology, the Company manufactures microelectronics, micro-mechanical assemblies, high-precision injection-molded plastic components and complete bio-telemetry devices for emerging and leading medical device manufacturers. Targeted customers include medical product manufacturers of portable and lightweight battery powered devices, as well as a variety of sensors designed to connect a patient to an electronic device.

The medical industry is faced with pressures to reduce the costs of healthcare. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture components for medical devices that are easier to use, measure with greater accuracy and provide more functions while reducing the costs to manufacture these devices. IntriCon manufactures and supplies bubble sensors and flow restrictors that monitor and control the flow of fluid in an intravenous infusion system. IntriCon also manufactures a family of safety needle products for an original equipment manufacturer (“OEM”) customer that utilizes IntriCon’s insert and straight molding capabilities. These products are assembled using full automation including built-in quality checks within the production lines. Other examples include sensors used to detect pathologies in specific organs of the body and monitoring devices to detect cardiac, respiratory functions, and blood glucose levels. The early and accurate detection of pathologies allows for increased likelihood for successful treatment of chronic diseases and cancers. Accurate monitoring of multiple functions of the body, such as heart rate, breathing and blood glucose levels, aids in generating more accurate diagnosis and treatments for patients.

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

Using our ULP BodyNet™ family technology, specifically nanoDSP™ and our new wireless nanoLink™ product family, IntriCon is building a new generation of affordable, high-quality hearing aids and similar amplifier devices under contracts for OEM’s. Digital signal processing (“DSP”) devices have better clarity, attractive pricing points and an improved ability to filter out background noise. During 2008, we introduced Ethos, our new high-performance adaptive DSP hearing instrument amplifier. In our view, Ethos’ advanced capabilities are ideally suited for the hearing health market. We believe the introduction of Ethos solidifies our position as a leader of high-performance adaptive DSP hearing instrument amplifiers. Furthermore, we believe our strategic alliance with Dynamic Hearing will allow us to develop new body-worn applications and further expand both our hearing health and professional audio product portfolio.

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

Electronics Products Segment

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

For a description of these and other risks, see “Risk Factors” in Part I, Item 1A: Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Results of Operations

Sales, net

Consolidated net sales for the three months ended March 31, were as follows (in thousands):

			Change
	2009	2008	Dollars	Percent

Body-Worn Devices	$11,844	$14,606	($2,762)	(18.9%	)

Electronic Products	$1,486	$1,985	($499)	(25.1%	)

Our net sales are comprised of four main markets: hearing health, medical, professional audio device and electronics. Sales, net broken down by market for the three months ended March 31, 2009 was as follows: medical 40%, hearing health 33%, professional audio communications 16% and electronics 11%. Sales, net for the three months ended March 31, 2009 were down 20 percent over the same prior year period, as a result of the fluctuations described below.

For the three months ended March 31, 2009, we experienced an increase of 8 percent in net sales in the medical equipment market as a direct result of increased sales to existing OEM customers. Management believes there is an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, referred to as bio-telemetry, which resulted in further growth in our medical business. We have experienced solid growth in our most advanced biotelemetry device, a continuous wireless glucose monitor, which we manufacture for a major medical OEM. We are also working with our strategic partner, AME, on proprietary biotelemetry technologies that will enable us to develop new devices that connect patients and care givers, providing critical information and feedback.

Net sales in our hearing health business for the three months ended March 31, 2009 decreased 32 percent from the same period in 2008, primarily due to lower demand from our customers in this market as people delayed hearing aid purchases, compounded by the fact that the first quarter of our fiscal year is typically the weakest. We believe the softness in the market will continue through the first half of 2009, with customers cautiously beginning to replenish inventory levels and reengaging projects during the second half of the year. Despite the anticipated short-term softness, we believe our longer term prospects in our hearing health business remain strong as we continue to develop advanced technologies, such as our nanoDSP™, which will enhance the performance of hearing devices. In addition, we believe the market indicators in the hearing health industry, including the aging world population, suggest long-term industry growth.

Net sales to the professional audio device sector declined 34 percent for the three month period ended March 31, 2009 compared to the same period in 2008, impacted by various customers in this market cautiously working through their inventories and delaying projects due to current economic uncertainties and lower demand for their products. In spite of this decline, we believe our extensive portfolio of communication devices that are portable and perform well in noisy or hazardous environments will provide for future long-term growth in this market. These products are well suited for applications in fire, law enforcement, safety, aviation and military markets.

Electronics net sales for the three months ended March 31, 2009 decreased 25 percent from 2008 primarily due to lower demand from our customers in this market. Management has made efforts to reduce this segment cost structure.

Gross margin

Gross margin for the three months ended March 31, was as follows (in thousands):

	2009		2008		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent

Body-Worn Devices	$2,176	18.4%	$3,489	23.9%	($1,313)	(37.6%	)

Electronic Products	$200	13.5%	$356	17.9%	($156)	(43.8%	)

Gross margin as a percentage of sales decreased for the three months ended March 31, 2009 compared to the prior year period for both operating segments. The declines in gross margin primarily resulted from the lower revenue levels described above combined with lower-margin product mix, partially offset by the increased margin from our higher medical sales. We have various activities underway to increase efficiency and improve our gross margin, such as introducing Six Sigma lean manufacturing methods across various medical and hearing health product lines, conservatively managing our business and reducing expenses, and increasing the percentage of IntriCon proprietary content in the devices we manufacture.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31 were as follows (in thousands):

	2009		2008		Change
	Dollars	Percent of Segment Sales	Dollars	Percent of Segment Sales	Dollars	Percent

Body-Worn Devices:
Selling	$619	5.2%	$817	5.6%	($198)	(24.2%)
General and Administrative	1,378	11.6	1,423	9.7	(55)	(3.9%)
Research and Development	881	7.4	788	5.4	93	11.8%
Electronics Products:
Selling	$161	10.8%	$179	9.0%	($18)	(10.1%)
General and Administrative	203	13.7	229	11.5	(26)	(11.4%)
Research and Development	—	—	—	—	—	—

The decreased body-worn device selling expenses for the three months ended March 31, 2009 as compared to the prior year period were driven by decreases in royalties and commissions as a result of lower revenues, lower salary and benefit expenses from lower headcount levels and decreased bad debt expense. The decrease in body-worn device general and administrative expenses were driven by cost control measures taken by the Company in conjunction with the revenue decreases including lower salary and benefit expenses from reduced headcount levels, partially offset by increases in professional and legal fees compared to the prior year. The increased body-worn device research and development expenses as compared to the prior year were due to our continued emphasis on investing in research and development projects to develop new products and technology to further enhance our product portfolio, including expenses recognized from our partnership with Dynamic Hearing.

Electronics products SG&A expenses decreased for the three months ended March 31, 2009 as compared to the prior year as a result of management’s efforts to reduce this segment cost structure in the face of declining revenues.

Net interest expense

Net interest expense for the three months ended March 31, 2009 was $125,000 compared to $188,000 for the same period in 2008. The decrease in net interest expense was due primarily to lower interest rates in effect on lower principal levels of outstanding debt in 2009.

Equity in earnings of partnerships

The equity in earnings of partnerships for the three months ended March 31, 2009 was ($87,000) compared to $22,000 for the same period in 2008.

The Company recorded a $37,000 decrease in the carrying amount of the HIMPP investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for both the three months ended March 31, 2009 and 2008, respectively.

The Company recorded a $50,000 decrease and a $59,000 increase in the carrying amount of IntriCon Tibbetts Corporation’s investment in joint venture, reflecting the Company’s portion of the joint venture’s operating results for the three months ended March 31, 2009 and 2008, respectively.

Other income (expense), net

Other income (expense), net for the three months ended March 31, 2009, was $54,000 compared to other income (expense), net of ($5,000) for the same period in 2008. The change in other income (expense), net primarily related to the changes in foreign currency exchange rates.

Income taxes

Income tax benefit for the three months ended March 31, 2009, was ($34,000) compared to expense of $87,000 and for the same period in 2008. The benefit recognized in 2009 was primarily due operating losses incurred on both domestic and foreign operations.

Liquidity and Capital Resources

As of March 31, 2009, we had approximately $0.3 million of cash on hand. Sources of our cash for the three months ended March 31, 2009 have been from our operations, as described below.

The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows (in thousands):

	Three months Ended
	March 31, 2009	March 31, 2008
Cash provided (used) by:
Operating activities	$435	$(1,334)
Investing activities	(159)	(381)
Financing activities	(277)	1,692
Effect of exchange rate changes on cash	(5)	35
Increase (decrease) in cash and cash equivalents	$(6)	$12

The most significant items that contributed to the $0.4 million of cash provided by operating activities were changes in operating assets and liabilities of $0.7 million, depreciation of $0.6 million and net loss of $(1.0) million. The change in operating assets and liabilities was primarily due to decreases in accounts receivable, partially offset by decreases in accrued expenses. The change in accounts receivable is due to lower revenue and the timing of sales and customer payments. The change in accrued expenses is primarily due to less accrued expense for salary and benefits.

Net cash used by investing of activities consisted of purchases of property, plant and equipment of $0.4 million, partially offset by $0.2 million of cash received from notes receivable.

Net cash used by financing activities of $0.3 million was comprised primarily of net payments of debt of $0.2 million.

The Company had the following bank arrangements (in thousands):

	March 31, 2009	December 31, 2008

Total borrowing capacity under existing facilities	$12,268	$13,243

Facility Borrowings:
Domestic revolving credit facility	3,000	3,000
Domestic term loan	2,616	2,756
Foreign overdraft and letter of credit facility	588	605
Domestic capital equipment leases	1,279	1,330
Total borrowings and commitments	7,482	7,691
Remaining availability under existing facilities	$4,786	$5,552

The Company and its subsidiaries, IntriCon, Inc., RTI Electronics, Inc. and IntriCon Tibbetts Corporation, referred to as the borrowers, entered into a credit facility with LaSalle Bank, National Association (now Bank of America), referred to as the lender, on May 22, 2007. The credit facility provides for:

▪

a $10,000,000 revolving credit facility, with a $200,000 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve.

▪	a $4,500,000 term loan, which was used to fund the Tibbetts acquisition.

Loans under the credit facility are secured by a security interest in substantially all of the assets of the borrowers including a pledge of the stock of the subsidiaries. All of the borrowers are jointly and severally liable for all borrowings under the new credit facility.

Loans under the credit facility bear interest, at the option of the Company, at:

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

Weighted average interest on the domestic asset-based revolving credit facilities was 3.72% and 6.55% for the three months ended March 31, 2009 and 2008, respectively.

The credit facility will expire and all outstanding loans will become due and payable on June 30, 2012. The term loan requires quarterly principal payments, commencing on September 30, 2007, based on an increasing installment schedule, with any balance due on June 30, 2012. The principal balance of the term loan was $2,615,625 and $2,756,250 at March 31, 2009 and December 31, 2008, respectively. In 2008, we used proceeds of $1,013,000 from the equipment sale-leaseback described below to pay down the term loan.

The outstanding balance of the revolving credit facility was $3,000,000 at March 31, 2009 and December 31, 2008, respectively. The total remaining availability on the revolving credit facility was approximately $3,662,000 and $4,349,000 at March 31, 2009 and December 31, 2008, respectively.

The revolving facility carries a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

The Company is subject to various covenants under the credit facility, including financial covenants relating to tangible net worth, funded debt to earnings before interest, taxes, depreciation and amortization, fixed charge coverage ratio and capital expenditures. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things, incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equityholders; purchase or redeem any of its equity interests or any warrants, options or other rights in respect thereof; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. Effective as of September 30, 2007, the credit facility was amended to change the tangible net worth covenant. Effective as of June 30, 2008, the credit facility was amended to correct an error in the amortization table set forth in the loan agreement. Effective as of December 31, 2008, the credit facility was amended to change the fixed charge coverage covenant to exclude payments made in connection with the June 2008 sale leaseback described below. As of March 31, 2009, the Company was in compliance with all financial covenants under the credit facility, as amended. Based on the results of operations for the past three months, the Company may need to seek waivers or amendments to the financial covenants under the credit facility. While management believes we will be able to comply with covenants, or obtain appropriate waivers and amendments, in the future, no assurance can be given that we will be able to do so.

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

In June 2006, the Company completed a sale-leaseback of its Vadnais Heights manufacturing facility. The transaction generated proceeds of $2,650,000, of which $1,388,000 was used to repay the associated real estate loan and the remainder to pay down our domestic revolver under the Company’s prior credit facility. The remaining gain on the sale of $798,110 is being recognized over the initial 10-year lease term as the renewal options in the lease are not assured and a penalty does not exist if we do not exercise the renewal options.

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for approximately $1.8 million line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 5.92% and 5.41% for the three months ended March 31, 2009 and 2008, respectively. The outstanding balance was $588,000 and $605,000 at March 31, 2009 and December 31, 2008, respectively. The total remaining availability on the international senior secured credit agreement was approximately $1,123,000 and $1,203,000 at March 31, 2009 and December 31, 2008, respectively.

In June 2008, the Company completed a sale-leaseback of machinery and equipment with Bank of America. The transaction generated proceeds of $1,098,000, of which $1,013,000 was used to pay down the domestic term loan. The capital lease agreement expires in June 2014, requires monthly payments of $15,800 and has a present value of future minimum lease payments of $1,098,000 with an effective interest rate of 5.14%. The remaining gain on the sale of $53,705 is being recognized over the initial 6-year lease term.

The Company also has entered into several other capital lease agreements to fund the acquisition of machinery and equipment. The total original principal amount of all capital leases (including the sale-leaseback described above) was $1,661,000 with effective interest rates ranging from 5.1% to 8.0%. These agreements range from 3 to 6 years. The outstanding balance under these capital lease agreements at March 31, 2009 and December 31, 2008 was $1,279,000 and $1,330,000, respectively. The accumulated amortization on leased equipment was $325,000 and $257,000 at March 31, 2009 and December 31, 2008, respectively. The amortization of capital leases is included in depreciation expense for the three months ended March 31, 2009 and 2008.

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

Recent Accounting Pronouncements

As discussed in note 2 to the Consolidated Condensed Financial Statements, on December 4, 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an Amendment of ARB No. 51”. SFAS 160 establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. Specifically, this statement requires the recognition of a noncontrolling interest (minority interest) as equity in the consolidated financial statements and separate from the parent’s equity. The amount of net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement. SFAS No. 160 clarifies that changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation are equity transactions if the parent retains its controlling financial interest. In addition, this statement requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. Such gain or loss will be measured using the fair value of the noncontrolling equity investment on the deconsolidation date. SFAS No. 160 also includes expanded disclosure requirements regarding the interests of the parent and its noncontrolling interest. SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2008. Earlier adoption is prohibited. The adoption of SFAS No. 160 did not have a material effect on our results of operations or financial position.

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

SFAS No. 141(R) also includes a substantial number of new disclosure requirements. The statement applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008. Earlier adoption is prohibited. This standard will change our accounting treatment for business combinations on a prospective basis and was adopted by the Company in the first quarter of 2009.

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company’s revenue recognition, accounts receivable reserves, inventory valuation, goodwill, long-lived assets, deferred taxes policies and employee benefit obligations. These and other significant accounting policies are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding the Company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008. Other than as described below, there have been no material changes in the Company’s market risk exposures which have occurred since December 31, 2008.

ITEM 4T. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2009 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which could materially affect the Company’s business, financial condition or future results. The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a) Exhibits

10.1

Annual Incentive Plan for Executives and Key Employees for Fiscal Year 2009 (management contract, compensatory plan or arrangement). Confidential treatment requested for certain portions of this Exhibit, which portions are omitted and filed separately with the SEC.

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

INTRICON CORPORATION
(Registrant)

Date: May 11, 2009	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: May 11, 2009	By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

10.1

Annual Incentive Plan for Executives and Key Employees for Fiscal Year 2009 (management contract, compensatory plan or arrangement). Confidential treatment requested for certain portions of this Exhibit, which portions are omitted and filed separately with the SEC.

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