Form 10-Q
period 2009-06-30
INTRICON CORP
filed 2009-08-14
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009

or

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on July 31, 2009 was 5,362,989 (net of 515,754 treasury shares).

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
Assets

	June 30, 2009 (Unaudited)	December 31, 2008

Current assets:

Cash	$172,698	$249,396

Restricted cash	395,676	385,916

Accounts receivable, less allowance for doubtful accounts of $238,000 at June 30, 2009 and $389,000 at December 31, 2008	9,172,010	9,524,743

Inventories	9,166,613	8,852,028

Refundable income tax	56,780	27,645

Note receivable from sale of discontinued operations	—	225,000

Other current assets	899,216	758,193

Total current assets	19,862,993	20,022,921

Machinery and equipment	38,425,294	38,016,681

Less: Accumulated depreciation	31,048,593	30,103,771

Net machinery and equipment	7,376,701	7,912,910

Goodwill	8,266,438	8,266,438

Investment in partnerships	1,185,737	1,386,774

Other assets, net	1,403,048	1,872,774

Total assets	$38,094,917	$39,461,817

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
Liabilities and Shareholders’ Equity

	June 30, 2009 (Unaudited)	December 31, 2008

Current liabilities:

Checks written in excess of cash	$447,405	$95,082

Current maturities of long-term debt	1,624,247	1,503,762

Accounts payable	3,545,034	3,149,671

Income taxes payable	28,996	39,997

Deferred gain	120,478	120,478

Partnership payable	260,000	260,000

Other accrued liabilities	3,946,106	4,251,707

Total current liabilities	9,972,266	9,420,697

Long-term debt, less current maturities	6,024,459	6,187,923

Other postretirement benefit obligations	689,396	760,608

Long-term partnership payable	760,000	760,000

Long-term Dynamic Hearing license agreement payable	175,000	525,000

Deferred income taxes	129,273	155,273

Accrued pension liabilities	560,066	578,388

Deferred gain	701,217	761,456

Total liabilities	19,011,677	19,149,345

Shareholders’ equity:

Common shares, $1.00 par value per share; 20,000,000 shares authorized; 5,877,836 and 5,858,006 shares issued; 5,362,082 and 5,342,252 shares outstanding at June 30, 2009 and December 31, 2008, respectively.	5,877,836	5,858,006

Additional paid-in capital	14,432,456	14,121,772

Retained earnings	328,141	1,915,334

Accumulated other comprehensive loss	(290,115)	(317,562)

Less: 515,754 common shares held in treasury, at cost	(1,265,078)	(1,265,078)

Total shareholders’ equity	19,083,240	20,312,472

Total liabilities and shareholders’ equity	$38,094,917	$39,461,817

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	June 30, 2009 (Unaudited)	June 30, 2008 (Unaudited)

Sales, net	$13,976,058	$17,525,127

Cost of sales	11,126,105	13,270,711
Gross margin	2,849,953	4,254,416

Operating expenses:

Selling expense	850,530	985,035
General and administrative expense	1,589,064	1,734,956
Research and development expense	786,646	867,459

Total operating expenses	3,226,240	3,587,450

Operating (loss) income	(376,287)	666,966

Interest expense	(121,258)	(186,081)
Interest income	911	1,287
Equity in (loss) of partnerships	(114,089)	(590)
Other income (expense), net	24,819	(42,839)

(Loss) income before income taxes	(585,904)	438,743

Income tax expense	11,999	28,785

Net (loss) income	$(597,903)	$409,958

Earnings (loss) per share:

Basic	$(0.11)	$.08
Diluted	$(0.11)	$.07

Average shares outstanding:
Basic	5,353,600	5,309,904
Diluted	5,353,600	5,574,222

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(Unaudited)

	Six Months Ended
	June 30, 2009 (Unaudited)	June 30, 2008 (Unaudited)

Sales, net	$27,306,418	$34,116,507

Cost of sales	22,080,174	26,017,400
Gross margin	5,226,244	8,099,107

Operating expenses:

Selling expense	1,630,120	1,981,261
General and administrative expense	3,170,287	3,387,335
Research and development expense	1,667,176	1,655,232

Total operating expenses	6,467,583	7,023,828

Operating (loss) income	(1,241,339)	1,075,279

Interest expense	(249,376)	(381,706)
Interest income	4,051	8,547
Equity in (loss) earnings of partnerships	(201,037)	21,566
Other income (expense), net	78,434	(48,297)

(Loss) income before income taxes	(1,609,267)	675,389

Income tax (benefit) expense	(22,074)	115,615

Net (loss) income	$(1,587,193)	$559,774

Earnings (loss) per share:

Basic	$(0.30)	$.11
Diluted	$(0.30)	$.10

Average shares outstanding:
Basic	5,348,375	5,306,559
Diluted	5,348,375	5,583,736

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Six months Ended
	June 30, 2009 (Unaudited)	June 30, 2008 (Unaudited)
Cash flows from operating activities:
Net (loss) income	$(1,587,193)	$559,774
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,244,701	1,172,699
Stock-based compensation	271,738	268,121
Gain on disposition of property	(51,386)	(1,900)
Change in deferred gain	(60,239)	(55,042)
Change in allowance for doubtful accounts	(151,046)	7,127
Equity in loss (earnings) of partnerships	201,037	(21,566)
Provision for deferred income taxes	(26,000)	3,000
Changes in operating assets and liabilities:
Accounts receivable	511,631	(753,253)
Inventories	(312,149)	736,130
Other assets	192,442	(166,399)
Accounts payable	388,438	(694,964)
Accrued expenses	(722,850)	(125,391)
Customer advances	—	(190,062)
Other liabilities	(9,484)	(49,895)
Net cash (used in) provided by operating activities	(110,360)	688,379

Cash flows from investing activities:
Purchases of property, plant and equipment	(636,442)	(746,853)
Proceeds from sales of property, plant and equipment	100,000	1,100,091
Proceeds from note receivable	225,000	75,000
Net cash (used in) provided by investing activities	(311,442)	428,238

Cash flows from financing activities:
Proceeds from long-term borrowings	5,086,666	7,290,881
Repayments of long-term borrowings	(5,141,112)	(8,141,862)
Proceeds from employee stock purchases and exercise of stock options	53,267	136,071
Change in restricted cash	(4,786)	(7,245)
Change in checks written in excess of cash	352,323	(238,125)
Net cash provided by (used in) financing activities	346,358	(960,280)

Effect of exchange rate changes on cash	(1,254)	12,589

Net (decrease) increase in cash	(76,698)	168,926
Cash, beginning of period	249,396	381,247

Cash, end of period	$172,698	$550,173

Non-cash financing and investing activities:
Acquisition of equipment through capital lease obligation	$—	$1,098,191

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of June 30, 2009 and December 31, 2008, and the consolidated results of its operations for the three and six months ended June 30, 2009 and 2008. Results of operations for the interim periods are not necessarily indicators of the results of the operations expected for the full year or any other interim period.

Certain prior balances have been reclassified to be consistent with the June 30, 2009 presentation including: $679,000 of cash previously included in checks written in excess of cash on the balance sheet as of June 30, 2008. The reclassification did not impact previously reported net income or shareholders’ equity.

The Company has evaluated subsequent events occurring through August 14, 2009, the date on which this Quarterly Report on Form 10-Q was issued.

2.	New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The objective of this Statement is to replace Statement 162 and to establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe that the adoption of SFAS 168 will have a material effect on its results of operations, financial position or cash flows.

In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective for interim and annual periods beginning after November 15, 2009. This statement will be effective for the Company beginning in the fiscal year ending December 31, 2010. The Company is currently assessing the effect SFAS 167 will have on its results of operations, financial position and cash flows.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of the provisions of SFAS No. 165 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles that are presented in conformity with generally accepted accounting principles in the United States of America. This statement became effective in November 2008. The adoption of SFAS 162 did not have a material effect on the Company’s results of operations, financial position or cash flows.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This Staff Position clarifies the application of FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Additionally, FASB Staff Position No. 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance in this Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, and must be applied prospectively. The adoption of this Staff Position did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

3.	Product Warranty

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the three and six months ended June 30, 2009:

	Three months ended June 30, 2009	Six months ended June 30, 2009
Beginning balance	$89,700	$100,200

Change in warranty estimate	—	—
Warranty expense	7,000	38,000
Closed warranty claims	(7,400)	(48,900)

Ending balance	$89,300	$89,300

4.	Fair Value Measurements

Effective January 1, 2008, the Company adopted certain provisions of SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 describes three levels of inputs that may be used to measure fair value:

	•	Level 1 — quoted prices in active markets for identical assets and liabilities.

	•	Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.

	•	Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The fair value of the Company’s interest rate swap liability (described in Note 12) was determined based on Level 2 inputs. The Company’s goodwill and other intangible assets (discussed in Note 5) are analyzed annually (or more frequently if necessary) for impairment by reference to fair value based on a discounted cash flow analysis; future benefits over a period of time are estimated and then discounted back to a present value, a Level 2 input. The effective date for certain aspects of SFAS No. 157 was deferred under FASB Staff Position No. 157-2 until January 1, 2009. Areas impacted by the deferral relate to nonfinancial assets and liabilities that are measured at fair value, but are recognized or disclosed at fair value on a nonrecurring basis. This deferral applies to such items as nonfinancial long-lived asset groups measured at fair value for an impairment assessment. Additional guidance in the application of SFAS No. 157 for determining the fair value of a financial asset when the market for that asset is not active was provided by FASB Staff Position 157-3. The application of these remaining aspects of SFAS No. 157 did not have a material impact on the Company’s financial condition or results of operations.

5.	Goodwill

The Company applies SFAS No. 142, “Goodwill and Other Intangible Assets,” which sets forth financial and reporting standards for the acquisition of intangible assets, other than those acquired in a business combination, and for goodwill and other intangible assets subsequent to their acquisition. This accounting standard requires that goodwill no longer be amortized but tested for impairment on a periodic basis. Goodwill is subject to an impairment test in the fourth quarter of each year. The balance of goodwill related to the Electronic Products Segment and Body-Worn Device Segment was $685,000 and $7,581,000 at June 30, 2009, respectively.

If circumstances change, the estimates of fair value will also change and could necessitate an impairment charge that reduces the carrying value of goodwill or intangible assets. Management considered whether the loss from continuing operations of both reporting segments during the three and six months ended June 30, 2009 constituted a triggering event to assess impairment of goodwill and/or identifiable intangible assets, however, based on the Company’s sales cycle and growth initiatives and evaluation of the ongoing commitment to its Electronic Products Segment, management believes that it is too early to assess if the unfavorable conditions are short-term in nature that will be recovered in the future. Thus, management believes a triggering event has not occurred. The Company is in the process of evaluating its forward projections, on-going operations and growth initiatives in light of the current economic conditions, which evaluation is scheduled to be completed in the third quarter. If any impairment is identified, the related adjustment to goodwill and/or other identifiable intangible assets will be recorded against the operations of the period in which such identification is made and may be material.

6.	Segment and Geographic Information

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

	Body Worn Devices	Electronic Products	TOTAL
At and for the three months ended June 30, 2009
Revenues, net	$12,811,000	$1,165,000	$13,976,000
Loss from operations	(204,000)	(172,000)	(376,000)
Total assets	35,428,000	2,667,000	38,095,000
Depreciation and amortization	548,000	80,000	628,000
Capital expenditures	252,000	—	252,000

At and for the three months ended June 30, 2008
Revenues	$15,548,000	$1,977,000	$17,525,000
Income from operations	698,000	(31,000)	667,000
Total assets	36,095,000	3,651,000	39,746,000
Depreciation and amortization	506,000	84,000	590,000
Capital expenditures	289,000	—	289,000

At and for the six months ended June 30, 2009
Revenues	$24,654,000	$2,652,000	$27,306,000
Loss from operations	(906,000)	(335,000)	(1,241,000)
Total assets	35,428,000	2,667,000	38,095,000
Depreciation and amortization	1,085,000	160,000	1,245,000
Capital expenditures	621,000	15,000	636,000

At and for the six months ended June 30, 2008
Revenues	$30,155,000	$3,962,000	$34,117,000
Income from operations	1,159,000	(83,000)	1,076,000
Total assets	36,095,000	3,651,000	39,746,000
Depreciation and amortization	1,004,000	169,000	1,173,000
Capital expenditures	740,000	7,000	747,000

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	June 30, 2009	December 31, 2008
United States	$6,085,446	$6,488,285
Other	1,291,255	1,424,625

Consolidated	$7,376,701	$7,912,910

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

The geographical distribution of net sales to geographical areas for the three and six months ended June 30, 2009 and 2008 were as follows:

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008

Net Sales to Geographical Areas:
United States	$10,028,723	$12,900,654	$19,344,847	$24,767,235
China	826,322	753,621	1,393,191	1,565,503
Japan	514,332	245,711	938,507	432,896
Germany	308,248	1,162,821	890,097	2,151,771
France	455,144	372,252	878,132	759,064
Switzerland	246,364	231,005	773,030	615,690
Singapore	156,636	230,696	475,840	393,095
Vietnam	300,356	111,102	464,959	221,378
United Kingdom	239,039	234,551	431,670	416,557
Hong Kong	83,439	142,099	243,154	222,358
All other countries	817,455	1,140,615	1,472,991	2,570,960
Consolidated	$13,976,058	$17,525,127	$27,306,418	$34,116,507

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

For the three months ended June 30, 2009, two customers accounted for 17 percent and 11 percent of the Company’s consolidated net sales, respectively. For the three months ended June 30, 2008, one customer accounted for 11 percent of the Company’s consolidated net sales. For the six months ended June 30, 2009, two customers accounted for 17 percent and 12 percent of the Company’s consolidated net sales, respectively. For the six months ended June 30, 2008, one customer accounted for 12 percent of the Company’s consolidated net sales.

At June 30, 2009, one customer accounted for 13 percent of the Company’s consolidated accounts receivable. At December 31, 2008, two customers accounted for 11 percent and 10 percent of the Company’s consolidated accounts receivable, respectively.

7.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total

June 30, 2009
Domestic	$4,074,395	$1,491,893	$1,195,719	$6,762,007
Foreign	1,799,631	316,236	288,739	2,404,606
Total	$5,874,026	$1,808,129	$1,484,458	$9,166,613

December 31, 2008
Domestic	$3,709,213	$1,644,408	$1,281,771	$6,635,392
Foreign	1,609,392	326,874	280,370	2,216,636
Total	$5,318,605	$1,971,282	$1,562,141	$8,852,028

8.	Short and Long Term Debt

Short and long term debt is summarized as follows:

	June 30, 2009	December 31, 2008

Domestic Asset-Based Revolving Credit Facility	$3,400,000	$3,000,000
Foreign Overdraft and Letter of Credit Facility	548,456	605,423
Domestic Term Loan	2,475,000	2,756,250
Domestic Capital Equipment Leases	1,225,250	1,330,012
Total Debt	7,648,706	7,691,685
Less: Current maturities	(1,624,247)	(1,503,762)
Total Long Term Debt	$6,024,459	$6,187,923

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

As of June 30, 2009, the Company was in default of the financial covenant relating to maintenance of a fixed charge coverage ratio under the credit facility, as amended. Such default constituted an event of default under the credit facility. As discussed in Footnote 19, the Company entered into a new three year credit facility with The PrivateBank and Trust Company to replace the existing facility on August 13, 2009. In conjunction with this refinancing, no provision has been made to the debt classification for the covenant violation under Financial Accounting Standard (“FAS”) 78 “Classification of Obligations That are Callable by the Creditor” at June 30, 2009. In addition, the payment terms of the new facility are substantially similar, therefore no adjustment to debt classification has been made as of June 30, 2009, in accordance with FAS 6 “Classification of Short-Term Obligations Expected to Be Refinanced”.

In June 2008, the Company completed a sale-leaseback of machinery and equipment with Bank of America. The transaction generated proceeds of $1,098,000, of which $1,013,000 was used to pay down the domestic term loan. The facility was repaid on August 13, 2009 with proceeds borrowed under the new facility. See Footnote 19.

The Company also has entered into several other capital lease agreements to fund the acquisition of machinery and equipment. The total principal amount of all capital leases (including the sale-leaseback described above) at June 30, 2009 and December 31, 2008 was $1,548,000 and $1,661,000, respectively, with effective interest rates ranging from 5.1% to 8.0%. These agreements range from 3 to 6 years. The outstanding balance under these capital lease agreements at June 30, 2009 and December 31, 2008 was $1,225,000 and $1,330,000, respectively. The accumulated amortization on leased equipment was $319,000 and $257,000 at June 30, 2009 and December 31, 2008, respectively. The amortization of capital leases is included in depreciation expense for 2009 and 2008.

9.	Income Taxes

Income tax for the three and six months ended June 30, 2009 was an expense of $11,999 and a benefit of $22,074, respectively, compared to expenses of $28,785 and $115,615 for the three and six months ended June 30, 2008, respectively. The benefit for the six months ended June 30, 2009 was primarily due to benefits on foreign operating losses. The expense for 2008 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the (loss) income before income taxes for each jurisdiction that the Company has operations for the three and six months ended June 30, 2009 and 2008:

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
United States	$(647,929)	$314,297	$(1,410,807)	$299,620
Singapore	31,690	43,336	(188,703)	189,180
Germany	30,335	81,110	(9,757)	186,589
(Loss) income before income taxes	$(585,904)	$438,743	$(1,609,267)	$675,389

10.	Stockholders’ Equity and Stock-based Compensation

The Company applies the provisions of SFAS No. 123R “Share-Based Payment”, which establishes the accounting for stock-based awards.

The Company has a 1994 stock option plan, a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. New grants may not be made under the 1994, the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of June 30, 2009. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 698,500 shares. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 equity incentive plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the programs discussed in the next two paragraphs, had been granted as of June 30, 2009. Under all awards, the terms are fixed on the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors stock fee election program, referred to as the director program, as an award under the 2006 equity incentive plan. The director program gives each non-employee director the right under the 2006 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There were 790 and 1,617 shares issued in lieu of cash for director fees under the director program for the three and six months ended June 30, 2009, respectively. There were 354 and 591 shares issued in lieu of cash for director fees under the director program for the three and six months ended June 30, 2008, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Equity Incentive Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s common stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of common stock from the Company not exceeding an aggregate of $100,000 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company, subject to the discretion of the Board to prohibit any transactions in common stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the three and six months ended June 30, 2009 and 2008, respectively.

Stock option activity as of and during the six months ended June 30, 2009 was as follows:

	Number of Shares	Weighted- average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2008	981,650	$5.93	$—
Options forfeited	(7,000)	11.39
Options granted	58,000	3.30
Options exercised	—	—
Outstanding at June 30, 2009	1,032,650	$5.75	$—

Exercisable at June 30, 2009	689,183	$4.53	$—

Available for future grant at December 31, 2008	261,894

Available for future grant at June 30, 2009	209,277

The number of shares available for future grant at June 30, 2009 does not include a total of up to 397,700 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan as of June 30, 2009, which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $1.62 and $1.68, respectively, for options granted during the three and six months ended June 30, 2009. The weighted average fair value of options granted was $3.39 and $3.73, respectively, for options granted during the three and six months ended June 30, 2008.

The Company calculates expected volatility for stock options and awards using both historical volatility as well as the average volatility of its peer competitors. Historical volatility is not strictly used due to the material changes in the Company’s operations as a result of the sales of business segments that occurred in 2004 and 2005 (see Note 2 to the Company’s consolidated financial statements included in the Company’s Annual Report on From 10-K for the year ended December 31, 2008).

The Company currently estimates a nine percent forfeiture rate for stock options, but will continue to review this estimate in future periods.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). A maximum of 100,000 shares may be sold under the Purchase Plan. There were 8,473 and 18,213 shares purchased under the plan for the three and six months ended June 30, 2009 and a cumulative total of 52,426 shares purchased as of June 30, 2009.

The risk-free rates for the expected terms of the stock options and awards and the Purchase Plan is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average remaining contractual life of options exercisable at June 30, 2009 was 5.4 years.

The Company recorded $134,284 and $271,738 of non-cash stock option expense related to SFAS No. 123(R) for the three and six months ended June 30, 2009, respectively, compared with $139,770 and $268,121 of non-cash stock option expense for the three and six months ended June 30, 2008, respectively. As of June 30, 2009, the Company has recorded cumulative non-cash stock option expense of $1,291,617 related to SFAS No. 123(R) since adoption on January 1, 2006. As of June 30, 2009, there was $763,394 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 1.6 years.

11.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Numerator:
Net (loss) income	$(597,903)	$409,958	$(1,587,193)	$559,774

Denominator:
Basic – weighted shares outstanding	5,353,600	5,309,904	5,348,375	5,306,559

Weighted shares assumed upon exercise of stock options	—	264,318	—	277,177
Diluted – weighted shares outstanding	5,353,600	5,574,222	5,348,375	5,583,736

Basic (loss) earnings per share	$(0.11)	$0.08	$(0.30)	$0.11
Diluted (loss) earnings per share	$(0.11)	$0.07	$(0.30)	$0.10

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

Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2009, were options to purchase approximately 1,032,650 common shares with an average exercise price of $5.75 because the effect would have been anti-dilutive. Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2008, were options to purchase approximately 231,950 common shares with an average exercise price of $12.96 because the effect would have been anti-dilutive.

12.	Derivative Financial Instruments

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

The Company uses interest rate swaps to manage its interest rate risk. The swaps are designated as cash flow hedges with the changes in fair value recorded in accumulated other comprehensive loss and as a derivative hedge asset or liability, as applicable. The swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the swap is designated. During the three and six months ended June 30, 2009, approximately $21,000 and $37,000, respectively, of said adjustments were recorded to interest expense. During the three and six months ended June 30, 2008, approximately $12,000 and $13,000, respectively, of said adjustments were recorded to interest expense During the three and six months ended June 30, 2009 and 2008, ineffectiveness from such hedges was $0.

At June 30, 2009 and December 31, 2008, the Company had a United States Dollar (“USD”) denominated interest rate swap outstanding which effectively fixed the interest rate on floating rate debt, exclusive of lender spreads, at 5.36% for a notional principal amount of $2,000,000 through September 2010. The derivative net loss on this contract recorded in accumulated other comprehensive loss at June 30, 2009 and December 31, 2008 was $110,313 and $136,248, respectively. The accumulated other comprehensive loss at June 30, 2009 is expected to be reclassified into earnings during the next three months, as a result of the refinancing of the credit facility discussed in Note 19.

13.	Comprehensive (Loss) Income

The components of comprehensive (loss) income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows:

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net (loss) income	$(597,903)	$409,958	$(1,587,193)	$559,774
Change in fair value of interest rate swap	13,679	57,741	25,935	(783)
(Loss) gain on foreign currency translation adjustment	(27,979)	(10,894)	1,512	20,899
Comprehensive (loss) income	$(612,203)	$456,805	$(1,559,746)	$579,890

14.	Legal Proceedings

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

15.	Related-Party Transactions

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $123,000 and $242,000 for the three and six months ended June 30, 2009, respectively. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $118,000 and $238,000 for the three and six months ended June 30, 2008, respectively. Annual lease commitments, which include base rent expense, real estate taxes and other charges, approximate $477,000 through October 2011.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three and six months ended June 30, 2009, the Company paid that firm approximately $72,000 and $92,000, respectively, for legal services and costs. For the three and six months ended June 30, 2008, the Company paid that firm approximately $118,000 and $161,000, respectively, for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and SEC rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

16.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Six months ended
	June 30, 2009	June 30, 2008

Interest received	$1,064	$16,856
Interest paid	176,007	193,759
Income taxes paid	68,887	114,772

17.	Investment in Equity Instruments

The Company owns a 9% partnership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP), and is a party to a license agreement that grants the Company access to over 45 US registered patents. The Company recorded a $91,000 and a $128,000 decrease in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and six months ended June 30, 2009, respectively. The Company recorded a $71,000 and a $108,000 decrease in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and six months ended June 30, 2008, respectively.

The Company’s subsidiary, IntriCon Tibbetts Corporation, owns a 50% interest in a joint venture with a Swiss company to market, design, manufacture, and sell audio coils to the hearing health industry. The Company has recorded a $23,000 and a $73,000 decrease in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three and six months ended June 30, 2009, respectively. The Company recorded a $71,000 and a $130,000 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three and six months ended June 30, 2008, respectively. Condensed financial information of the joint venture was as follows:

	June 30, 2009	December 31, 2008
Balance Sheet:
Current assets	$439,000	$642,000
Non-current assets	264,000	196,000
Total assets	$703,000	$838,000

Current liabilities	516,000	312,000
Non-current liabilities	—	—
Stockholders’ equity	187,000	526,000
Total liabilities and stockholders’ equity	$703,000	$838,000

	Three months ended		Six months ended
	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Income Statement:
Net revenues	$430,000	$694,000	$876,000	$1,364,000

Net income	$(46,000)	$142,000	$(146,000)	$260,000

18.	Revenue by Segment

The following tables set forth, for the periods indicated, net revenue by segment:

	Three Months Ended
	June 30, 2009	June 30, 2008
Body-Worn Device Segment
Hearing Health	$5,009,000	$6,637,000
Medical	5,473,000	4,867,000
Professional Audio Device	2,328,000	4,044,000

Electronic Products Segment
Electronics	1,166,000	1,977,000
Total Revenue	$13,976,000	$17,525,000

	Six Months Ended
	June 30, 2009	June 30, 2008
Body-Worn Device Segment
Hearing Health	$9,420,000	$13,093,000
Medical	10,758,000	9,776,000
Professional Audio Device	4,476,000	7,286,000

Electronic Products Segment
Electronics	2,652,000	3,962,000
Total Revenue	$27,306,000	$34,117,000

19.	Subsequent Events

On August 13, 2009, the Company acquired all of the outstanding stock of Jon Barron, Inc. doing business as Datrix (“Datrix”), a privately held developer, manufacturer, tester and marketer of medical devices and related software products, based in Escondido, California. The acquisition provides the Company entry into the ambulatory electrocardiograph (AECG) and event recording markets.

The purchase price included a closing cash payment of $1,225,000, issuance of 75,000 shares of restricted Company stock and the issuance of a promissory note in the amount of $1,050,000 bearing annual interest at 6%, subject to closing adjustments.

To finance the acquisition and replace the Company’s existing facilities with Bank of America, including capital leases, the Company and its domestic subsidiaries entered into a new three year credit facility with The PrivateBank and Trust Company on August 13, 2009. The credit facility provides for:

▪

a $8,000,000 revolving credit facility, with a $200,000 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

▪	a $3,500,000 term loan.

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries, including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on predefined levels of Funded Debt / EBITDA, at the option of the Company, at:

▪	the London InterBank Offered Rate (“LIBOR”) plus 3.00% - 4.00%, or

▪	the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus 0.25% - 1.25%.

Upon termination of the Bank of America credit facility, the Company was required to settle the outstanding obligations of $121,000 for the interest rate swap agreement with Bank of America and recognize the corresponding charge of $121,000 in interest expense, in addition to recognizing previously deferred financing costs of $86,000 related to the Bank of America facility.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (together with its subsidiaries referred to as the “Company”, “IntriCon”, “we”, “us” or “our”) is an international firm engaged in designing, developing, engineering and manufacturing body-worn devices and electronic products. Currently, the Company has two operating segments: its body worn device segment and electronics products segment. The Company serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature injection-molded plastics, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, medical equipment, hearing instruments, electronics, professional audio and telecommunications devices and computers. In addition to its operations in Minnesota, the Company has facilities in California, Maine, Singapore, and Germany.

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

As part of the Company’s bio-telemetry initiative, on August 13, 2009, the Company acquired all of the outstanding stock of Jon Barron, Inc. trading as Datrix (“Datrix”), a privately held developer, manufacturer, tester and marketer of medical devices and related software products. The acquisition provides the Company entry into the ambulatory electrocardiograph (AECG) and event recording market. We intend to leverage Datrix’s cardiac monitoring capabilities and incorporate IntriCon’s ultra-low-power wireless technology to develop and launch a new wireless cardiac monitoring device that will allow more patient comfort and be able to identify asymptomatic cardiac events including atrial fibrillation, Brady arrhythmia, tachy arrhythmia and cardiac pause. In addition we believe the acquisition of Datrix is the first step in creating a platform of proprietary, higher margin, physiological monitoring devices with biotelemetry capability including CDM devices but also miniature body-worn devices for sleep apnea diagnosis and other emerging physiological monitoring applications.

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

Hearing instruments, which fit behind or in a person’s ear to amplify and process sound for a hearing impaired person, generally are composed of four basic parts and several supplemental components for control or fitting purposes. The four basic parts are microphones, amplifier circuits, miniature receivers/speakers and batteries, all of which IntriCon manufactures, with the exception of the battery. IntriCon’s hybrid amplifiers are a type of amplifier circuit. Supplemental components include volume controls, trimmer potentiometers, which shape sound frequencies to respond to the particular nature of a person’s hearing loss, and switches used to turn the instrument on and off and to go from telephone to normal speech modes. Faceplates and an ear shell, molded to fit the user’s ear, often serve as housing for hearing instruments. IntriCon manufactures its components on a short lead-time basis in order to supply “just-in-time” delivery to its customers; consequently, order backlog amounts are not meaningful.

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

While it harbors great potential, the hearing health market is experiencing slowness due to macroeconomic conditions. We believe the softness in the market will continue through the second half of 2009. In general, the U.S. market does not provide insurance reimbursement for hearing aid purchases. People can defer their hearing aid purchase. Reimbursement trends in Europe are more favorable, with insurers and the governments covering more devices.

Professional Audio Communications

IntriCon entered the high-quality audio communication device market in 2001, and now has a line of miniature, professional audio headset products used by customers focusing on homeland security and emergency response needs. The line includes several communication devices that are extremely portable and perform well in noisy or hazardous environments. These products are well suited for applications in the fire, law enforcement, safety, aviation and military markets. In addition, the Company has a line of miniature ear- and head-worn devices used by performers and support staff in the music and stage performance markets. Our May 2007 acquisition of Tibbetts Industries provided the Company access to homeland security agencies in this market. We believe performance in difficult listening environments and wireless operations will continue to improve as these products increasingly include our proprietary nanoDSP™, wireless nanoLink™ and ULP nanoLink™ technology.

The current economic environment has had an adverse impact on this segment. Various customers in this market are cautiously working through their inventories and delaying projects due to current economic uncertainties and lower demand for their products. In spite of this decline, we believe our extensive portfolio of communication devices that are portable and perform well in noisy or hazardous environments will provide for future long-term growth in this market.

Electronics Products Segment

Our electronic products segment business is conducted by RTI Electronics, Inc. (“RTIE”), a wholly owned subsidiary of the Company. RTIE manufactures and sells thermistors and thermistor assemblies, which are solid state devices that produce precise changes in electrical resistance as a function of any change in absolute body temperature. RTIE sells through its Surge-Gard™ product line, an inrush current limiting device used primarily in computer power supplies. The balance of sales represents various industrial, commercial and military sales for other thermistor, film capacitor and magnetic products to domestic and international markets. Sales for this segment continue to experience significant declines. In addition to reducing the cost structure of this business, management is exploring all strategic options.

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

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

▪	the ability to successfully implement the Company’s business and growth strategy;

▪	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection therewith;

▪	the volume and timing of orders received by the Company;

▪	changes in estimated future cash flows;

▪	ability to collect on our accounts receivable;

▪	foreign currency movements in markets the Company services;

▪	changes in the global economy and financial markets;

▪	weakening demand for the Company’s products due to general economic conditions;

▪	changes in the mix of products sold;

▪	ability to meet demand;

▪	changes in customer requirements;

▪	timing and extent of research and development expenses;

▪	acceptance of the Company’s products;

▪	competitive pricing pressures;

▪	pending and potential future litigation;

▪	cost and availability of electronic components and commodities for the Company’s products;

▪	ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;

▪	ability to comply with covenants in our debt agreements;

▪	ability to repay debt when it comes due;

▪	the loss of one or more of our major customers;

▪	ability to identify and integrate acquisitions;

▪	effects of legislation;

▪	effects of foreign operations;

▪	foreign currency risks;

▪	ability to recruit and retain engineering and technical personnel;

▪	the costs and risks associated with research and development investments;

▪	our ability and the ability of our customers to protect intellectual property; and

▪	loss of members of our senior management team.

For a description of these and other risks, see “Risk Factors” in Part I, Item 1A: Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, in this Quarterly Report on Form 10-Q, or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Results of Operations

Sales, net

Consolidated net sales for the three and six months ended June 30, were as follows (in thousands):

			Change
Three months ended June 30	2009	2008	Dollars	Percent

Body-Worn Devices
Hearing Health	$5,009	$6,637	$(1,628)	(24.5%)
Medical	5,473	4,867	607	12.5%
Professional Audio Device	2,328	4,044	(1,716)	(42.4%)
Electronic Products Segment
Electronics Products	1,166	1,977	(812)	(41.1%)
Total Net Sales	$13,976	$17,525	$(3,549)	(20.3%)

Six months ended June 30

Body-Worn Devices
Hearing Health	$9,420	$13,093	$(3,673)	(28.1%)
Medical	10,758	9,776	982	10.1%
Professional Audio Device	4,476	7,286	$(2,810)	(38.6%)
Electronic Products Segment
Electronics Products	2,652	3,962	(1,310)	(33.1%)
Total Net Sales	$27,306	$34,117	$(6,811)	(20.0%)

Our net sales are comprised of four main markets: hearing health, medical, professional audio device and electronics. Sales, net broken down by market for the six months ended June 30, 2009 was as follows: medical 40%, hearing health 34%, professional audio communications 16% and electronics 10%. Sales, net for the three and six months ended June 30, 2009 were down 20 percent over the same prior year periods, as a result of the fluctuations described below.

For the three and six months ended June 30, 2009, we experienced increases of 13 and 10 percent, respectively, in net sales in the medical equipment market as a direct result of increased sales to existing OEM customers. Management believes there is an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, referred to as bio-telemetry, which resulted in further growth in our medical business. We have experienced solid growth in our most advanced biotelemetry device, a continuous wireless glucose monitor, which we manufacture for a major medical OEM. We are also working with our strategic partner, AME, on proprietary biotelemetry technologies that will enable us to develop new devices that connect patients and care givers, providing critical information and feedback.

Net sales in our hearing health business for the three and six months ended June 30, 2009 decreased 25 and 28 percent, respectively, from the same periods in 2008, primarily due to lower demand from our customers in this market as people delayed hearing aid purchases. We believe the softness in the market will continue through the second half of 2009, with customers beginning to cautiously replenish inventory levels and reengage projects in 2010. Despite the anticipated short-term softness, we believe our longer term prospects in our hearing health business remain strong as we continue to develop advanced technologies, such as our nanoDSP™, which will enhance the performance of hearing devices. In addition, we believe the market indicators in the hearing health industry, including the aging world population, suggest long-term industry growth.

Net sales to the professional audio device sector declined 42 and 39 percent for the three and six month periods ended June 30, 2009, respectively, compared to the same periods in 2008, impacted by various customers in this market cautiously working through their inventories and delaying projects due to current economic uncertainties and lower demand for their products. In spite of this decline, we believe our extensive portfolio of communication devices that are portable and perform well in noisy or hazardous environments will provide for future long-term growth in this market. These products are well suited for applications in fire, law enforcement, safety, aviation and military markets.

Electronics net sales for the three and six months ended June 30, 2009 decreased 41 and 33 percent, respectively, from 2008 primarily due to lower demand from our customers in this market. Management has made efforts to reduce this segment’s cost structure.

Gross margin

Gross margin for the three and six months ended June 30, was as follows (in thousands):

	2009		2008		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Three months ended June 30
Body-Worn Devices	$2,693	21.0%	$3,886	25.0%	$(1,193)	(30.7%)
Electronic Products	$157	13.5%	$369	18.7%	$(212)	(57.5%)

Six months ended June 30
Body-Worn Devices	$4,869	19.7%	$7,375	24.5%	$(2,506)	(34.0%)
Electronic Products	$357	13.5%	$725	18.3%	$(368)	(50.8%)

Gross margin as a percentage of sales decreased for the three and six months ended June 30, 2009 compared to the prior year period for both operating segments. The declines in gross margin primarily resulted from the lower revenue levels described above combined with lower-margin product mix, partially offset by the increased margin from our higher medical sales. We have various activities underway to increase efficiency and improve our gross margin, such as introducing Six Sigma lean manufacturing methods across various medical and hearing health product lines, conservatively managing our business and reducing expenses, and increasing the percentage of IntriCon proprietary content in the devices we manufacture.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the three and six months ended June 30 were as follows (in thousands):

	2009		2008		Change
	Dollars	Percent of Segment Sales	Dollars	Percent of Segment Sales	Dollars	Percent
Three months ended June 30
Body-Worn Devices:
Selling	$710	5.5%	$810	5.2%	$(100)	(12.3%)
General and Administrative	1,401	10.9	1,510	9.7	(109)	(7.2%)
Research and Development	787	5.6	867	4.9	(80)	(9.2%)
Electronics Products:
Selling	$141	12.1%	$175	8.8%	(34)	(19.4%)
General and Administrative	188	16.1	225	11.4	(37)	(16.4%)
Six months ended June 30
Body-Worn Devices:
Selling	$1,329	5.4%	$1,627	5.4%	$(298)	(18.3%)
General and Administrative	2,779	11.3	2,933	9.7	(154)	(5.3%)
Research and Development	1,667	6.1	1,655	4.9	12	0.0%
Electronics Products:
Selling	301	11.3%	354	8.9%	(53)	(15.0%)
General and Administrative	391	14.7	454	11.5	(63)	(13.9%)

The decreased body-worn device selling expenses for the three and six months ended June 30, 2009 as compared to the prior year periods were driven by decreases in royalties and commissions as a result of lower revenues, lower salary and benefit expenses from lower headcount levels and decreased bad debt expense. The decrease in body-worn device general and administrative expenses were driven by cost control measures taken by the Company in conjunction with the revenue decreases including lower salary and benefit expenses from reduced headcount levels, partially offset by increases in professional and legal fees compared to the prior year. The body-worn device research and development expenses were consistent as compared to the prior year due to our continued emphasis on investing in research and development projects to develop new products and technology to further enhance our product portfolio, including expenses recognized from our partnership with Dynamic Hearing.

Electronics products SG&A expenses decreased for the three and six months ended June 30, 2009 as compared to the prior year periods as a result of management’s efforts to reduce this segment cost structure in the face of declining revenues.

Net interest expense

Net interest expense for the three and six months ended June 30, 2009 was $120,000 and $245,000, respectively, compared to $185,000 and $373,000 for the three and six months ended June 30, 2008, respectively. The decrease in net interest expense was due primarily to lower interest rates in effect, as discussed in Liquidity and Capital Resources, on lower principal levels of outstanding debt in 2009.

Equity in (loss) earnings of partnerships

The equity in (loss) earnings of partnerships for the three and six months ended June 30, 2009 was ($114,000) and ($201,000), respectively, compared to ($1,000) and $22,000 for the three and six months ended June 30, 2008, respectively.

For the three and six months ended June 30, 2009, the Company recorded decreases of $91,000 and $128,000, respectively, in the carrying amount of the HIMPP investment, reflecting amortization of the patents and other intangibles, and the Company’s portion of the partnership’s operating losses, compared to $71,000 and $108,000 decreases for the same respective periods in 2008.

The Company recorded a $23,000 and $73,000 decrease in the carrying amount of IntriCon Tibbetts Corporation’s investment in joint venture, reflecting the Company’s portion of the joint venture’s operating results for the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2008, the Company recorded increases of $71,000 and $130,000, respectively, for the Company’s portion of the joint venture’s operating results.

Other income (expense), net

Other income (expense), net for the three and six months ended June 30, 2009, was $25,000 and $78,000, respectively, compared to ($43,000) and ($48,000) for the same periods in 2008. The change in other income (expense), net primarily related to the changes in foreign currency exchange rates.

Income taxes

Income tax expense (benefit) for the three and six months ended June 30, 2009, was $12,000 and ($22,000), respectively, compared to expense of $29,000 and $116,000 and for the same periods in 2008. The reduction in expense and the benefit recognized in 2009 were primarily due operating losses incurred on both domestic and foreign operations.

Liquidity and Capital Resources

As of June 30, 2009, we had approximately $0.2 million of cash on hand. Sources of our cash for the six months ended June 30, 2009 have been from our operations, as described below.

The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows (in thousands):

	Six months Ended
	June 30, 2009	June 30, 2008
Cash provided (used) by:
Operating activities	$(110)	$688
Investing activities	(311)	428
Financing activities	346	(960)
Effect of exchange rate changes on cash	(1)	13
Increase (decrease) in cash and cash equivalents	$(77)	$169

The most significant items that contributed to the ($0.1) million of cash used by operating activities were changes in operating assets and liabilities of $0.1 million, depreciation of $1.2 million and net loss of $(1.6) million. The change in operating assets and liabilities was primarily due to decreases in accrued expenses, partially offset by decreases in accounts receivable. The change in accrued expenses is primarily due to less accrued expense for salary and benefits. The changes in accounts receivable is due to lower revenue and the timing of sales and customer payments.

Net cash used by investing of activities consisted of purchases of property, plant and equipment of $0.6 million, partially offset by $0.3 million of cash received from notes receivable and equipment sales.

Net cash provided by financing activities of $0.3 million was comprised primarily of an increase in checks written in excess of cash of $0.4 million.

The Company had the following bank arrangements (in thousands):

	June 30, 2009	December 31, 2008

Total borrowing capacity under existing facilities	$12,048	$13,243

Facility Borrowings:
Domestic revolving credit facility	3,400	3,000
Domestic term loan	2,475	2,756
Foreign overdraft and letter of credit facility	549	605
Domestic capital equipment leases	1,225	1,330
Total borrowings and commitments	7,649	7,691
Remaining availability under existing facilities	$4,399	$5,552

The Company and its subsidiaries, IntriCon, Inc., RTI Electronics, Inc. and IntriCon Tibbetts Corporation, referred to as the borrowers, entered into a credit facility with LaSalle Bank, National Association (now Bank of America), referred to as the lender, on May 22, 2007. The credit facility provided for:

▪

a $10,000,000 revolving credit facility, with a $200,000 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve; and

▪	a $4,500,000 term loan.

Loans under the credit facility were secured by a security interest in substantially all of the assets of the borrowers including a pledge of the stock of the subsidiaries. All of the borrowers were jointly and severally liable for all borrowings under the credit facility.

Loans under the credit facility bore interest, at the option of the Company, at:

•	the London InterBank Offered Rate (“LIBOR”) plus 1.90%, in the case of revolving line of credit loans, or LIBOR plus 2.15%, in the case of the term loan, or

•	the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%.

Weighted average interest on the domestic asset-based revolving credit facilities was 3.09% and 5.49% for the three months ended June 30, 2009 and 2008, respectively, and 3.42% and 6.17% for the six months ended June 30, 2009 and 2008, respectively.

The principal balance of the term loan was $2,475,000 and $2,756,250 at June 30, 2009 and December 31, 2008, respectively. In 2008, we used proceeds of $1,013,000 from the equipment sale-leaseback described below to pay down the term loan.

The outstanding balance of the revolving credit facility was $3,400,000 at June 30, 2009 and $3,000,000 at December 31, 2008. The total remaining availability on the revolving credit facility was approximately $3,150,000 and $4,349,000 at June 30, 2009 and December 31, 2008, respectively.

The revolving facility carried a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

The Company was subject to various covenants under the credit facility, including financial covenants relating to tangible net worth, funded debt to earnings before interest, taxes, depreciation and amortization, fixed charge coverage ratio and capital expenditures. . As of June 30, 2009, the Company was in default of the financial covenant relating to maintenance of a fixed charge coverage ratio under the credit facility, as amended. Such default constituted an event of default under the credit facility. As discussed in Footnote 19 and below, the Company entered into a new three year credit facility with The PrivateBank and Trust Company to replace the existing facility on August 13, 2009. In conjunction with this refinancing, no provision has been made to the debt classification for the covenant violation under Financial Accounting Standard (“FAS”) 78 “Classification of Obligations That are Callable by the Creditor” at June 30, 2009. In addition, the payment terms of the new facility are substantially similar; therefore no adjustment to debt classification has been made as of June 30, 2009, in accordance with FAS 6 “Classification of Short-Term Obligations Expected to Be Refinanced”.

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for approximately $1.8 million line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 5.53% and 5.61% for the three months ended June 30, 2009 and 2008, respectively, and 5.68% and 5.49% for the six months ended June 30, 2009 and 2008, respectively. The outstanding balance was $548,000 and $605,000 at June 30, 2009 and December 31, 2008, respectively. The total remaining availability on the international senior secured credit agreement was approximately $1,250,000 and $1,203,000 at June 30, 2009 and December 31, 2008, respectively.

In June 2008, the Company completed a sale-leaseback of machinery and equipment with Bank of America. This facility was repaid on August 13, 2009 with proceeds borrowed from the new credit facility described below.

The Company also has entered into several other capital lease agreements to fund the acquisition of machinery and equipment. The total principal amount of all capital leases (including the sale-leaseback described above) at June 30, 2009 and December 31, 2008 was $1,548,000 and $1,661,000, respectively, with effective interest rates ranging from 5.1% to 8.0%. These agreements range from 3 to 6 years. The outstanding balance under these capital lease agreements at June 30, 2009 and December 31, 2008 was $1,225,000 and $1,330,000, respectively. The accumulated amortization on leased equipment was $319,000 and $257,000 at June 30, 2009 and December 31, 2008, respectively. The amortization of capital leases is included in depreciation expense for 2009 and 2008.

On August 13, 2009, to finance the acquisition and replace the Company’s existing facilities with Bank of America, including capital leases, the Company and its domestic subsidiaries entered into a new three year credit facility with The PrivateBank and Trust Company on August 13, 2009. The credit facility provides for:

▪

a $8,000,000 revolving credit facility, with a $200,000 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables, eligible inventory and eligible equipment, less a reserve; and

▪	a $3,500,000 term loan.

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries, including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on predefined levels of Funded Debt / EBITDA , at the option of the Company, at:

▪	the London InterBank Offered Rate (“LIBOR”) plus 3.00% – 4.00%, or

▪	the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus 0.25% - 1.25%.

As of August 13, 2009, the Company had borrowed $3,500,000 on the term note and $6,458,148 on the revolving line of credit. Proceed from the loans were used to repay amounts owed under the Bank of America credit facilities of $8,524,057 and a portion of the purchase price to complete the acquisition of Datrix.

Upon termination of the Bank of America credit facility, the Company was required to settle the outstanding obligations of $121,000 for the interest rate swap agreement with Bank of America and recognize the corresponding charge of $121,000 in interest expense, in addition to recognizing previously deferred financing costs of $86,000 related to the Bank of America facility.

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

Recent Accounting Pronouncements

As discussed in note 2 to the Consolidated Condensed Financial Statements, in June 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Statement No. 168, “The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162” (“SFAS 168”). This Statement identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. The objective of this Statement is to replace Statement 162 and to establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe that the adoption of SFAS 168 will have a material effect on its results of operations, financial position or cash flows.

In June 2009, the FASB issued FASB Statement No. 167, “Amendments to FASB Interpretation No. 46(R)”, which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R). This statement is effective for interim and annual periods beginning after November 15, 2009. This statement will be effective for the Company beginning in fiscal 2010. The Company is currently assessing the effect the standard will have on its results of operations, financial position and cash flows.

In May 2009, the FASB issued FASB Statement No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 is intended to establish general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date—that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. SFAS 165 is effective for interim and annual periods ending after June 15, 2009. The adoption of the provisions of SFAS No. 165 did not have a material effect on the Company’s consolidated financial condition, results of operations, or cash flows.

In May 2008, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). This statement identifies the sources of accounting principles and the framework for selecting the principles that are presented in conformity with generally accepted accounting principles in the United States of America. This statement became effective during November 2008. The adoption of SFAS 162 did not have a material effect on the Company’s results of operations, financial position or cash flows.

In April 2009, the FASB issued FASB Staff Position No. 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.” This Staff Position clarifies the application of FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. Additionally, FASB Staff Position No. 157-4 emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants at the measurement date under current market conditions. The guidance in this Staff Position is effective for interim and annual reporting periods ending after June 15, 2009, and must be applied prospectively. The adoption of this Staff Position did not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

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

ITEM 4T. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2009 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the 2009 Annual Meeting of Shareholders of the Company held on April 15, 2009:

Mr. Nicholas A. Giordano and Mr. Philip N. Seamon were re-elected as a directors of the Board of Directors of the Company for a term expiring at the 2012 Annual Meeting. In the election, 4,531,911 votes were cast for Mr. Giordano and 4,523,209 votes were cast for Mr. Seamon. Under Pennsylvania law, votes cannot be cast against a candidate. Proxies filed at the 2009 Annual Meeting by the holders of 35,759 and 44,461 shares withheld authority to vote for Mr. Giordano and Mr. Seamon, respectively. The terms of the following directors continued after the Annual Meeting: Mark S. Gorder, Michael J. McKenna and Robert N. Masucci.

The appointment of Baker Tilly Virchow Krause, LLP as the Company’s independent auditor for fiscal year 2009 was also ratified. In the ratification, 4,551,837 votes were cast in favor of ratification of the appointment, while 5,120 were cast opposing ratification of the appointment, and holders of 10,712 shares abstained. There were no broker non-votes.

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

INTRICON CORPORATION
(Registrant)

Date: August 14, 2009	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2009	By:	/s/ Scott Longval
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