Form 10-Q
period 2009-09-30
INTRICON CORP
filed 2009-11-16
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

Commission File Number: 1-5005

INTRICON CORPORATION
(Exact name of registrant as specified in its charter)

Pennsylvania	23-1069060
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1260 Red Fox Road	55112
Arden Hills, Minnesota	(Zip Code)
(Address of principal executive offices)

(Registrant’s telephone number, including area code) (651) 636-9770

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on October 30, 2009 was 5,463,674 (net of 515,754 treasury shares).

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
Assets

	September 30, 2009 (Unaudited)	December 31, 2008

Current assets:

Cash	$1,282,200	$249,396

Restricted cash	410,527	385,916

Accounts receivable, less allowance for doubtful accounts of $261,000 at September 30, 2009 and $389,000 at December 31, 2008	7,866,353	9,524,743

Inventories	9,368,195	8,852,028

Refundable income tax	85,031	27,645

Note receivable from sale of discontinued operations	—	225,000

Other current assets	1,164,661	758,193

Total current assets	20,176,967	20,022,921

Machinery and equipment	38,730,099	38,016,681

Less: Accumulated depreciation	31,538,685	30,103,771

Net machinery and equipment	7,191,414	7,912,910

Goodwill	10,504,939	8,266,438

Investment in partnerships	1,166,949	1,386,774

Other assets, net	1,498,395	1,872,774

Total assets	$40,538,664	$39,461,817

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
Liabilities and Shareholders’ Equity

	September 30, 2009 (Unaudited)	December 31, 2008

Current liabilities:

Checks written in excess of cash	$517,387	$95,082

Current maturities of long-term debt	1,092,853	1,503,762

Accounts payable	4,410,584	3,149,671

Deferred gain	110,084	120,478

Partnership payable	260,000	260,000

Other accrued liabilities	3,896,267	4,291,704

Total current liabilities	10,287,175	9,420,697

Long-term debt, less current maturities	7,758,156	6,187,923

Other postretirement benefit obligations	669,849	760,608

Long-term Datrix note payable	700,000	—

Long-term partnership payable	760,000	760,000

Long-term license agreement payable	75,000	525,000

Deferred income taxes	129,273	155,273

Accrued pension liabilities	562,228	578,388

Deferred gain	632,984	761,456

Total liabilities	21,574,665	19,149,345

Shareholders’ equity:

Common shares, $1.00 par value per share; 20,000,000 shares authorized; 5,979,428 and 5,858,006 shares issued; 5,463,674 and 5,342,252 shares outstanding at September 30, 2009 and December 31, 2008, respectively.	5,979,428	5,858,006

Additional paid-in capital	14,830,332	14,121,772

Retained earnings (losses)	(408,106)	1,915,334

Accumulated other comprehensive loss	(172,577)	(317,562)

Less: 515,754 common shares held in treasury, at cost	(1,265,078)	(1,265,078)

Total shareholders’ equity	18,963,999	20,312,472

Total liabilities and shareholders’ equity	$40,538,664	$39,461,817

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	September 30, 2009 (Unaudited)	September 30, 2008 (Unaudited)

Sales, net	$14,215,103	$16,091,043

Cost of sales	11,302,977	12,148,438

Gross margin	2,912,126	3,942,605

Operating expenses:
Selling expense	847,689	967,119
General and administrative expense	1,349,309	1,702,938
Research and development expense	799,227	783,518

Total operating expenses	2,996,225	3,453,575

Operating (loss) income	(84,099)	489,030

Interest expense	(386,098)	(165,432)
Equity in (loss) of partnerships	(18,788)	37,309
Other income (expense), net	(239,302)	29,709

Income (loss) before income taxes	(728,287)	390,616

Income tax expense	7,960	81,847

Net (loss) income	$(736,247)	$308,769

Earnings (loss) per share:

Basic	$(0.14)	$.06
Diluted	$(0.14)	$.06

Average shares outstanding:
Basic	5,412,100	5,314,760
Diluted	5,412,100	5,452,669

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(Unaudited)

	Nine Months Ended
	September 30, 2009 (Unaudited)	September 30, 2008 (Unaudited)

Sales, net	$41,521,521	$50,207,550

Cost of sales	33,383,151	38,165,838

Gross margin	8,138,370	12,041,712

Operating expenses:
Selling expense	2,477,809	2,948,380
General and administrative expense	4,505,420	5,090,273
Research and development expense	2,466,403	2,438,750

Total operating expenses	9,449,632	10,477,403

Operating (loss) income	(1,311,262)	1,564,309

Interest expense	(635,474)	(547,138)
Equity in (loss) earnings of partnerships	(219,825)	58,875
Other expense, net	(170,993)	(19,084)

Income (loss) before income taxes	(2,337,554)	1,066,005

Income tax (benefit) expense	(14,114)	197,462

Net (loss) income	$(2,323,440)	$868,543

Earnings (loss) per share:

Basic	$(0.43)	$.16
Diluted	$(0.43)	$.16

Average shares outstanding:
Basic	5,369,767	5,309,418
Diluted	5,369,767	5,549,926

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2009 (Unaudited)	September 30, 2008 (Unaudited)
Cash flows from operating activities:
Net (loss) income	$(2,323,440)	$868,543
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,834,642	1,741,316
Stock-based compensation	418,167	400,379
Gain on disposition of property	(51,386)	(1,900)
Change in deferred gain	(138,886)	(82,563)
Change in allowance for doubtful accounts	(142,837)	13,322
Equity in loss (earnings) of partnerships	219,825	(58,875)
Provision for deferred income taxes	(26,000)	3,000
Changes in operating assets and liabilities:
Accounts receivable	1,888,761	(1,529,314)
Inventories	(79,245)	1,022,949
Other assets	(240,041)	(107,102)
Accounts payable	1,157,300	(1,047,184)
Accrued expenses	(1,098,367)	(586,796)
Customer advances	—	(190,062)
Other liabilities	(8,581)	(37,775)
Net cash provided by operating activities	1,409,912	407,938

Cash flows from investing activities:
Purchases of property, plant and equipment	(984,296)	(1,184,781)
Purchase of Datrix, Inc.	(1,342,171)	—
Proceeds from sales of property, plant and equipment	100,000	1,100,091
Proceeds from note receivable	225,000	75,000
Net cash used in investing activities	(2,001,467)	(9,690)

Cash flows from financing activities:
Proceeds from long-term borrowings	15,613,248	10,912,223
Repayments of long-term borrowings	(14,543,316)	(11,566,572)
Proceeds from employee and director stock purchases and exercise of stock options	136,380	180,346
Change in restricted cash	(7,940)	(1,732)
Change in checks written in excess of cash	422,305	(559,298)
Net cash provided by (used in) financing activities	1,620,677	(1,035,033)

Effect of exchange rate changes on cash	3,682	1,955

Net (decrease) increase in cash	1,032,804	(634,830)
Cash, beginning of period	249,396	1,324,862

Cash, end of period	$1,282,200	$690,032

Non-cash financing and investing activities:
Acquisition of equipment through capital lease obligation	$—	$1,063,134
Stock issued in connection with purchase of Datrix, Inc.	270,000	—
Subordinated note issued in connection with purchase of Datrix, Inc.	1,050,000	—

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of September 30, 2009 and December 31, 2008, and the consolidated results of its operations for the three and nine months ended September 30, 2009 and 2008. Results of operations for the interim periods are not necessarily indicators of the results of the operations expected for the full year or any other interim period.

Certain prior balances have been reclassified to be consistent with the September 30, 2009 presentation including: $650,000 of cash previously included in checks written in excess of cash on the balance sheet as of September 30, 2008. The reclassification did not impact previously reported net income or shareholders’ equity.

The Company has evaluated subsequent events occurring through November 16, 2009, the date on which this Quarterly Report on Form 10-Q was issued.

2.	New Accounting Pronouncements

In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which amends ASC 820-10, “Fair Value Measurements and Disclosures—Overall.” ASU No. 2009-12 permits a reporting entity to measure the fair value of certain alternative investments that do not have a readily determinable fair value on the basis of the investments’ net asset value per share or its equivalent. This ASU also requires expanded disclosures. This guidance will become effective for us October 1, 2009 and will not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 amends ASC 820, “Fair Value Measurements,” by providing additional guidance on determining the fair value of liabilities when a quoted price in an active market for an identical liability is not available. This ASU will become effective for us on October 1, 2009 and is not expected to have a significant impact on the measurement of our liabilities as of that date.

3.	Acquisition

On August 13, 2009, the Company acquired all of the outstanding stock of Jon Barron, Inc. doing business as Datrix (“Datrix”), a privately held developer, manufacturer, tester and marketer of medical devices and related software products, based in Escondido, California. The acquisition provides the Company entry into the ambulatory electrocardiograph (AECG) and event recording markets.

The purchase price included a closing cash payment of $1,225,000, issuance of 75,000 shares of restricted Company stock and the issuance of a promissory note in the amount of $1,050,000 bearing annual interest at 6%, subject to closing adjustments. In addition the Company paid off Datrix’s outstanding line of credit with Wells Fargo of $130,000 at closing. The acquisition was financed, in part, with borrowings under the Company’s new credit facility, as further described in Note 9.

The principal amount of the promissory note is payable in three installments of $350,000 on August 13, 2010, August 13, 2011 and August 13, 2012. The note bears annual interest at 6% and is payable with each principal as set forth above.

The assets and liabilities of Datrix were recorded as of the acquisition date, at their respective fair values, and consolidated with those of the Company. Likewise, the results of operations of the Datrix operations since August 13, 2009 have been included in the accompanying consolidated condensed statements of operations. The preliminary allocation of the net purchase price of the acquisition resulted in goodwill of approximately $2,239,000. The goodwill represents operating and market synergies that the Company expects to be realized as a result of the acquisition and future opportunities. The purchase price allocation is based on preliminary estimates of fair values of assets acquired and liabilities assumed. The Company is in the process of gathering information to finalize its valuation of certain assets, primarily the valuation of acquired intangible assets. The valuation requires the use of significant assumptions and estimates. These estimates are based on assumptions the Company believes to be reasonable. However, actual results may differ from these estimates.

The preliminary purchase price was as follows as of August 13, 2009 (amounts in thousands):

Cash paid to seller at closing	$1,225
Cash paid to Wells Fargo at closing	130
Stock consideration	270
Seller note at close	1,050
Total purchase price	$2,675

The following table summarizes the preliminary purchase price allocation for the Datrix acquisition as of September 30, 2009 (amounts in thousands):

Cash	$13
Other current assets	536
Goodwill – Body-Worn Device Segment	2,239
Current liabilities	(113)
Total preliminary purchase price allocation	$2,675

Included in the Consolidated Condensed Statement of Operations were acquisitions costs of $263,000 and $277,000 for the three and nine months ended September 30, 2009, respectively.

Results from operations of Datrix are not considered material to the financial statements for the three and nine months ended September 30, 2009. Proforma results are also not considered material for the three and nine months ended September 30, 2009.

4.	Product Warranty

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the three and nine months ended September 30, 2009:

	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Beginning balance	$89,300	$100,200

Change in warranty estimate	—	—
Warranty expense	8,900	46,900
Closed warranty claims	(28,200)	(77,100)

Ending balance	$70,000	$70,000

5.	Fair Value Measurements

Effective January 1, 2008, the Company adopted certain fair value measurements criteria utilizing three levels of inputs that may be used to measure fair value:

	•	Level 1 — quoted prices in active markets for identical assets and liabilities.

	•	Level 2 — observable inputs other than quoted prices in active markets for identical assets and liabilities.

	•	Level 3 — unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The fair value of the Company’s interest rate swap liability (described in Note 13) was determined based on Level 2 inputs. The Company’s goodwill and other intangible assets (discussed in Note 6) are analyzed annually (or more frequently if necessary) for impairment by reference to fair value based on a discounted cash flow analysis; future benefits over a period of time are estimated and then discounted back to a present value, a Level 2 input.

6.	Goodwill

The Company tests goodwill for impairment in the fourth quarter of each year, unless a triggering event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The balance of goodwill related to the Electronic Products Segment and Body-Worn Device Segment was $685,000 and $9,820,000 at September 30, 2009, respectively. The change in goodwill for the nine months ended September 30, 2009 was $2,239,000 and is entirely related to the Body-Worn Device Segment.

If circumstances change, the estimates of fair value will also change and could necessitate an impairment charge that reduces the carrying value of goodwill or intangible assets. Management considered whether the loss from continuing operations of both reporting segments during the three and nine months ended September 30, 2009 constituted a triggering event to assess impairment of goodwill and/or identifiable intangible assets, however, based on the Company’s sales cycle and growth initiatives and evaluation of the ongoing commitment to its Electronic Products Segment, management believes that it is too early to assess if the unfavorable conditions are short-term in nature that will be recovered in the future. Thus, management believes a triggering event has not occurred. The Company is in the process of evaluating its forward projections, on-going operations and growth initiatives in light of the current economic conditions, which evaluation is scheduled to be completed in the fourth quarter. If any impairment is identified, the related adjustment to goodwill and/or other identifiable intangible assets will be recorded against the operations of the period in which such identification is made and may be material.

7.	Segment and Geographic Information

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

Income (loss) from operations is total revenues less cost of sales and operating expenses. Identifiable assets by industry segment include both assets directly identifiable with those operations. General corporate assets consist primarily of cash and cash equivalents, and are included in the body-worn device segment. The accounting policies applied to determine segment information are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of each segment based on income and loss from operations before income taxes. The costs and charges related to the Datrix transaction were corporate charges not associated with either business segment. The following table summarizes data by industry segment:

	Body Worn Devices	Electronic Products	TOTAL SEGMENTS
At and for the three months ended September 30, 2009
Revenues, net	$12,869,000	$1,346,000	$14,215,000
Loss from operations	(326,000)	(21,000)	(347,000)
Total assets	37,728,000	2,811,000	40,539,000
Depreciation and amortization	546,000	44,000	590,000
Capital expenditures	345,000	3,000	348,000

At and for the three months ended September 30, 2008
Revenues, net	$14,310,000	$1,781,000	$16,091,000
Income (loss) from operations	599,000	(110,000)	489,000
Total assets	36,798,000	3,340,000	40,079,000
Depreciation and amortization	488,000	80,000	568,000
Capital expenditures	418,000	20,000	438,000

At and for the nine months ended September 30, 2009
Revenues, net	$37,523,000	$3,999,000	$41,522,000
Loss from operations	(1,231,000)	(357,000)	(1,588,000)
Total assets	37,728,000	2,811,000	40,539,000
Depreciation and amortization	1,631,000	204,000	1,835,000
Capital expenditures	966,000	18,000	984,000

At and for the nine months ended September 30, 2008
Revenues, net	$44,453,000	$5,755,000	$50,208,000
Income (loss) from operations	1,757,000	(193,000)	1,564,000
Total assets	36,739,000	3,340,000	40,079,000
Depreciation and amortization	1,492,000	249,000	1,741,000
Capital expenditures	1,158,000	27,000	1,185,000

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	September 30, 2009	December 31, 2008
United States	$5,886,257	$6,488,285
Other	1,305,157	1,424,625

Consolidated	$7,191,414	$7,912,910

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

The geographical distribution of net sales to geographical areas for the three and nine months ended September 30, 2009 and 2008 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net Sales to Geographical Areas:
United States	$9,895,000	$11,614,000	$29,313,000	$36,382,000
China	615,000	650,000	2,009,000	2,215,000
Japan	258,000	312,000	1,196,000	745,000
Germany	560,000	860,000	1,450,000	3,011,000
France	492,000	331,000	1,370,000	1,090,000
Switzerland	249,000	362,000	1,022,000	977,000
Singapore	195,000	527,000	671,000	920,000
Vietnam	164,000	104,000	629,000	326,000
United Kingdom	181,000	274,000	613,000	690,000
Hong Kong	182,000	117,000	425,000	339,000
All other countries	1,424,000	940,000	2,824,000	3,513,000
Consolidated	$14,215,000	$16,091,000	$41,522,000	$50,208,000

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

For the three months ended September 30, 2009, two customers accounted for 22 percent and 10 percent of the Company’s consolidated net sales, respectively. For the three months ended September 30, 2008, one customer accounted for 15 percent of the Company’s consolidated net sales. For the nine months ended September 30, 2009, two customers accounted for 18 percent and 12 percent of the Company’s consolidated net sales, respectively. For the nine months ended September 30, 2008, one customer accounted for 12 percent of the Company’s consolidated net sales.

At September 30, 2009, two customers accounted for 11 and 10 percent of the Company’s consolidated accounts receivable. At December 31, 2008, two customers accounted for 11 percent and 10 percent of the Company’s consolidated accounts receivable, respectively.

8.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total

September 30, 2009
Domestic	$4,336,603	$1,540,322	$1,357,495	$7,234,420
Foreign	1,538,900	285,016	309,859	2,133,775
Total	$5,875,503	$1,825,338	$1,667,354	$9,368,195

December 31, 2008
Domestic	$3,709,213	$1,644,408	$1,281,771	$6,635,392
Foreign	1,609,392	326,874	280,370	2,216,636
Total	$5,318,605	$1,971,282	$1,562,141	$8,852,028

9.	Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	September 30, 2009	December 31, 2008

Domestic Asset-Based Revolving Credit Facility	$5,000,000	$3,000,000
Foreign Overdraft and Letter of Credit Facility	429,552	605,423
Domestic Term Loan	3,400,000	2,756,250
Domestic Capital Equipment Leases	21,457	1,330,012
Total Debt	8,851,009	7,691,685
Less: Current maturities	(1,092,853)	(1,503,762)
Total Long-Term Debt	$7,758,156	$6,187,923

To finance a portion of the Datrix acquisition and replace the Company’s existing credit facilities with Bank of America, including capital leases, the Company and its domestic subsidiaries entered into a new three year credit facility with The PrivateBank and Trust Company on August 13, 2009. The credit facility provides for:

▪

an $8,000,000 revolving credit facility, with a $200,000 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

▪	a $3,500,000 term loan.

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on predefined levels of Funded Debt / EBITDA, at the option of the Company, at:

	▪	the London InterBank Offered Rate (“LIBOR”) plus 3.00% - 4.00%, or

	▪	the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus 0.25% - 1.25%.

Weighted average interest on the new domestic asset-based revolving credit facility was 5.19% for the three months ended September 30, 2009. The outstanding balance of the revolving credit facility was $5,000,000 at September 30, 2009. The total remaining availability on the revolving credit facility was approximately $3,000,000 at September 30, 2009.

The principal balance of the term loan was $3,400,000 at September 30, 2009.

Upon termination of the Bank of America credit facility, the Company was required to settle the outstanding obligations of $121,000 for the liability related to its interest rate swap agreement with Bank of America and recognize the corresponding charge of $121,000 in interest expense which was previously included in other comprehensive income (loss). In addition the Company expensed the remaining deferred financing costs of $86,000 related to the Bank of America facility, which is included in interest expense.

The prior credit facility provided for:

▪

a $10,000,000 revolving credit facility, with a $200,000 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve.

	▪	a $4,500,000 term loan, which was used to fund the Company’s May, 2007 acquisition of Tibbetts Industries, Inc.

Loans under the credit facility were secured by a security interest in substantially all of the assets of the borrowers including a pledge of the stock of the subsidiaries. All of the borrowers were jointly and severally liable for all borrowings under the credit facility.

The principal balance of the Bank of America term loan was $2,756,250 at December 31, 2008. In 2008, we used proceeds of $1,013,000 from the equipment sale-leaseback described below to pay down the term loan.

The outstanding balance of the Bank of America revolving credit facility was $3,000,000 at December 31, 2008. The total remaining availability on the revolving credit facility was approximately $4,349,000 at December 31, 2008.

In June 2008, the Company completed a sale-leaseback of machinery and equipment with Bank of America. The transaction generated proceeds of $1,098,000, of which $1,013,000 was used to pay down the domestic term loan. The facility was repaid on August 13, 2009 with proceeds borrowed under the new PrivateBank facility.

10.	Income Taxes

Income tax for the three and nine months ended September 30, 2009 was an expense of $8,000 and a benefit of $14,000, respectively, compared to expenses of $82,000 and $197,000 for the three and nine months ended September 30, 2008, respectively. The benefit for the nine months ended September 30, 2009 was primarily due to benefits on foreign operating losses. The expense for 2008 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the (loss) income before income taxes for each jurisdiction that the Company has operations for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
United States	$(743,523)	$258,178	$(2,191,131)	$557,797
Singapore	46,265	31,009	(105,637)	220,190
Germany	(31,029)	101,429	(40,786)	288,018
Income (loss) before income taxes	$(728,287)	$390,616	$(2,337,554)	$1,066,005

11.	Stockholders’ Equity and Stock-based Compensation

The Company has a 1994 stock option plan, a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. New grants may not be made under the 1994, the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of September 30, 2009. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 698,500 shares. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 equity incentive plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the programs discussed in the next two paragraphs, had been granted as of September 30, 2009. Under all awards, the terms are fixed on the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors stock fee election program, referred to as the director program, as an award under the 2006 equity incentive plan. The director program gives each non-employee director the right under the 2006 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There were 907 and 2,524 shares issued in lieu of cash for director fees under the director program for the three and nine months ended September 30, 2009, respectively. There were 383 and 974 shares issued in lieu of cash for director fees under the director program for the three and nine months ended September 30, 2008, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Equity Incentive Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s common stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of common stock from the Company not exceeding an aggregate of $100,000 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company, subject to the discretion of the Board to prohibit any transactions in common stock by directors and executive officers during a window period. There were 20,000 shares purchased under the management purchase program during the three and nine months ended September 30, 2009. There were no shares purchased under the management purchase program during the three and nine months ended September 30, 2008.

Stock option activity as of and during the nine months ended September 30, 2009 was as follows:

	Number of Shares	Weighted- average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2008	981,650	$5.93	$—

Options forfeited	(7,000)	11.39
Options granted	83,000	3.28
Options exercised	—	—

Outstanding at September 30, 2009	1,057,650	$5.69	$—

Exercisable at September 30, 2009	689,183	$4.53	$—

Available for future grant at December 31, 2008	261,894

Available for future grant at September 30, 2009	183,370

The number of shares available for future grant at September 30, 2009 does not include a total of up to 397,700 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan as of September 30, 2009, which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $1.77 and $1.67, respectively, for options granted during the three and nine months ended September 30, 2009. The weighted average fair value of options granted was $3.73 for options granted during the three and nine months ended September 30, 2008.

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

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). A maximum of 100,000 shares may be sold under the Purchase Plan. There were 5,685 and 23,898 shares purchased under the plan for the three and nine months ended September 30, 2009 and a cumulative total of 58,111 shares purchased as of September 30, 2009.

The risk-free rates for the expected terms of the stock options and awards and the Purchase Plan is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average remaining contractual life of options exercisable at September 30, 2009 was 5.4 years.

The Company recorded $146,000 and $418,000 of non-cash stock option expense for the three and nine months ended September 30, 2009 respectively, compared with $132,000 and $401,000 of non-cash stock option expense for the three and nine months ended September 30, 2008, respectively. As of September 30, 2009, the Company has recorded cumulative non-cash stock option expense of $1,438,000 since January 1, 2006, the first period for which options expense was recorded in the Company’s Statement of Operations. As of September 30, 2009, there was $675,000 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 1.6 years.

12.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Numerator:
Net (loss) income	$(736,247)	$308,769	$(2,323,440)	$868,543

Denominator:
Basic – weighted shares outstanding	5,412,100	5,314,760	5,369,767	5,309,418
Weighted shares assumed upon exercise of stock options	—	137,909	—	240,508
Diluted – weighted shares outstanding	5,412,000	5,452,669	5,369,767	5,549,926

Basic (loss) earnings per share	$(0.14)	$0.06	$(0.43)	$0.16
Diluted (loss) earnings per share	$(0.14)	$0.06	$(0.43)	$0.16

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

Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2009, were options to purchase approximately 1,057,650 common shares with an average exercise price of $5.69 because the effect would have been anti-dilutive. Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2008, were options to purchase approximately 294,450 and 231,950 common shares, respectively, with an average exercise price of $11.63 and $12.96, respectively, because the effect would have been anti-dilutive.

13.	Derivative Financial Instruments

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

Upon termination of the Bank of America credit facility, the Company was required to settle the outstanding obligations of $121,000 for the liability related to its interest rate swap agreement with Bank of America and recognize the corresponding charge of $121,000 in interest expense, which was previously included in other comprehensive income.

In conjunction with the new credit facility, the Company entered into an interest rate swap agreement with The Private Bank and Trust Company. At September 30, 2009 the Company had a United States Dollar (“USD”) denominated interest rate swap outstanding which effectively fixed the interest rate on floating rate debt, exclusive of lender spreads, at 2.75% for a notional principal amount of $4,000,000 through October 2009. The derivative net loss on this contract recorded in accumulated other comprehensive loss at September 30, 2009 was $9,000.

14.	Comprehensive (Loss) Income

The components of comprehensive (loss) income, as required to be reported by SFAS No. 130, Reporting Comprehensive Income, were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008

Net (loss) income	$(736,247)	$308,769	$(2,323,440)	$868,543
Change in fair value of interest rate swap	101,785	(1,752)	127,720	(2,535)
(Loss) gain on foreign currency translation adjustment	15,754	(57,864)	17,266	(36,965)
Comprehensive (loss) income	$(618,708)	$249,153	$(2,178,454)	$829,043

15.	Legal Proceedings

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

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $123,000 and $365,000 for the three and nine months ended June 30, 2009, respectively. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $118,000 and $356,000 for the three and nine months ended June 30, 2008, respectively. Annual lease commitments, which include base rent expense, real estate taxes and other charges, approximate $479,000 through October 2011.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three and nine months ended September 30, 2009, the Company paid that firm approximately $127,000 and $219,000, respectively, for legal services and costs. For the three and nine months ended September 30, 2008, the Company paid that firm approximately $32,000 and $194,000, respectively, for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and SEC rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

17.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Nine Months Ended
	September 30, 2009	September 30, 2008

Interest received	$1,436	$9,014
Interest paid	478,047	468,681
Income taxes paid	68,887	158,768

18.	Investment in Equity Instruments

The Company owns a 9% partnership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP), and is a party to a license agreement that grants the Company access to over 45 US registered patents. The Company recorded a $37,000 and a $165,000 decrease in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and nine months ended September 30, 2009, respectively. The Company recorded a $108,000 decrease in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the nine months ended September 30, 2008, respectively.

The Company’s subsidiary, IntriCon Tibbetts Corporation, owns a 50% interest in a joint venture with a Swiss company to market, design, manufacture, and sell audio coils to the hearing health industry. The Company has recorded an $18,000 increase and a $55,000 decrease in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three and nine months ended September 30, 2009, respectively. The Company recorded a $37,000 and a $167,000 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three and nine months ended September 30, 2008, respectively. Condensed financial information (unaudited) of the joint venture was as follows:

	September 30, 2009	December 31, 2008
Balance Sheet:
Current assets	$409,000	$642,000
Non-current assets	244,000	196,000
Total assets	$653,000	$838,000

Current liabilities	430,000	312,000
Non-current liabilities	—	—
Stockholders’ equity	223,000	526,000
Total liabilities and stockholders’ equity	$653,000	$838,000

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Income Statement:
Net revenues	$440,000	$660,000	$1,315,000	$2,024,000

Net income	$36,000	$74,000	$(109,000)	$334,000

19.	Revenue by Segment

The following tables set forth, for the periods indicated, net revenue by segment:

	Three Months Ended		Nine Months Ended
	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Body-Worn Device Segment:
Hearing Health	$4,085,000	$5,532,000	$13,505,000	$18,625,000
Medical	5,817,000	5,136,000	16,576,000	14,912,000
Professional Audio Device	2,966,000	3,652,000	7,442,000	10,938,000

Electronic Products Segment:
Electronics	1,347,000	1,771,000	3,999,000	5,733,000
Total Revenue	$14,215,000	$16,091,000	$41,522,000	$50,208,000

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

In addition, there has been an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, which is also referred to as bio-telemetry. Through the further development of our ULP BodyNet™ family, a series of wirelessly enabled products including our new wireless nanoLink™ family, we believe the bio-telemetry offers a significant future opportunity. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices. We believe our strategic partnership with AME will allow us to develop new bio-telemetry devices that better connect patients and care givers, providing critical information and feedback. Current examples of IntriCon bio-telemetry products used by medical device manufacturers include components found in wireless glucose sensor transmitters that assist in continuous glucose monitoring.

To further accelerate our bio-telemetry initiative, on August 13, 2009, the Company acquired all of the outstanding stock of Jon Barron, Inc. trading as Datrix (“Datrix”), a privately held developer, manufacturer, tester and marketer of medical devices and related software products. The acquisition provides the Company entry into the cardio diagnostic monitoring market. We intend to leverage Datrix’s cardiac monitoring capabilities and IntriCon’s sale and marketing abilities develop and launch a new wireless cardiac monitoring device that will allow more patient comfort and be able to identify asymptomatic cardiac events including atrial fibrillation, Brady arrhythmia, tachy arrhythmia and cardiac pause. In addition we believe the acquisition of Datrix is the first step in creating a platform of proprietary, higher margin, physiological monitoring devices with biotelemetry capability including CDM devices but also miniature body-worn devices for sleep apnea diagnosis and other emerging physiological monitoring applications.

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

Using our ULP BodyNet™ family technology, specifically nanoDSP™ and our new wireless nanoLink™ product family, IntriCon is building a new generation of affordable, high-quality hearing aids and similar amplifier devices under contracts for OEM’s. Digital signal processing (“DSP”) devices have better clarity, attractive pricing points and an improved ability to filter out background noise. Recently we introduced Scenic, our new high-performance adaptive DSP hearing instrument amplifier. In our view, Scenics’ advanced capabilities are ideally suited for the hearing health market. We believe the introduction of Scenic solidifies our position as a leader of high-performance adaptive DSP hearing instrument amplifiers. Furthermore, we believe our strategic alliance with Dynamic Hearing will allow us to develop new body-worn applications and further expand both our hearing health and professional audio product portfolio.

Overall, we believe the hearing health market holds significant opportunities for the Company. In the United States, Europe and Japan, the 65-year-old-plus age demographic is the fastest growing segment of the population, and many of those individuals will, at some point, benefit from a hearing device that uses IntriCon’s proprietary technology.

While it harbors great potential, the hearing health market is experiencing slowness due to macroeconomic conditions. We believe the softness in the market will continue into 2010. In general, the U.S. market does not provide insurance reimbursement for hearing aid purchases. People can defer their hearing aid purchase. Reimbursement trends in Europe are more favorable, with insurers and the governments covering more devices.

Professional Audio Communications

IntriCon entered the high-quality audio communication device market in 2001, and now has a line of miniature, professional audio headset products used by customers focusing on homeland security and emergency response needs. The line includes several communication devices that are extremely portable and perform well in noisy or hazardous environments. These products are well suited for applications in the fire, law enforcement, safety, aviation and military markets. In addition, the Company has a line of miniature ear- and head-worn devices used by performers and support staff in the music and stage performance markets. Our 2007 acquisition of Tibbetts Industries provided the Company access to homeland security agencies in this market. We believe performance in difficult listening environments and wireless operations will continue to improve as these products increasingly include our proprietary nanoDSP™, wireless nanoLink™ and ULP nanoLink™ technology.

The current economic environment has had an adverse impact on this segment. In the first half of 2009, various customers in this market were cautiously working through their inventories and delaying projects due to current economic uncertainties and lower demand for their products. The Company is seeing initial signs that customers are re-stocking inventories. IntriCon believes this business has stabilized and anticipates flat to modest sequential growth for the remainder of the year. Despite the short-term decline, we believe our extensive portfolio of communication devices that are portable and perform well in noisy or hazardous environments will provide for future long-term growth in this market.

Electronics Products Segment

Our electronic products segment business is conducted by RTI Electronics, Inc. (“RTIE”), a wholly owned subsidiary of the Company. RTIE manufactures and sells thermistors and thermistor assemblies, which are solid state devices that produce precise changes in electrical resistance as a function of any change in absolute body temperature. RTIE sells through its Surge-Gard™ product line, an inrush current limiting device used primarily in computer power supplies. The balance of sales represents various industrial, commercial and military sales for other thermistor, film capacitor and magnetic products to domestic and international markets. Sales for this segment continue to experience significant declines. The Company has aggressively reduced costs to properly align expenses with current revenue levels of this segment. In addition to reducing the cost structure of this business, management is exploring all strategic options.

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

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

▪	the ability to successfully implement the Company’s business and growth strategy;

▪	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection therewith;

▪	the volume and timing of orders received by the Company;

▪	changes in estimated future cash flows;

▪	ability to collect on our accounts receivable;

▪	foreign currency movements in markets the Company services;

▪	changes in the global economy and financial markets;

▪	weakening demand for the Company’s products due to general economic conditions;

▪	changes in the mix of products sold;

▪	ability to meet demand;

▪	changes in customer requirements;

▪	timing and extent of research and development expenses;

▪	acceptance of the Company’s products;

▪	competitive pricing pressures;

▪	pending and potential future litigation;

▪	cost and availability of electronic components and commodities for the Company’s products;

▪	ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;

▪	ability to comply with covenants in our debt agreements;

▪	ability to repay debt when it comes due;

▪	the loss of one or more of our major customers;

▪	ability to identify and integrate Datrix and other acquisitions;

▪	effects of legislation;

▪	effects of foreign operations;

▪	foreign currency risks;

▪	ability to recruit and retain engineering and technical personnel;

▪	the costs and risks associated with research and development investments;

▪	our ability and the ability of our customers to protect intellectual property; and

▪	loss of members of our senior management team.

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

Results of Operations

Sales, net

Consolidated net sales for the three and nine months ended September 30, were as follows (in thousands):

			Change
Three Months Ended September 30:	2009	2008	Dollars	Percent

Body-Worn Devices:
Hearing Health	$4,085	$5,532	$(1,447)	(26.2%)
Medical	5,817	5,136	681	13.3%
Professional Audio Device	2,966	3,652	(686)	(18.8%)
Electronic Products Segment:
Electronics Products	1,347	1,771	(424)	(23.9%)
Total Net Sales	$14,215	$16,091	$(1,876)	(11.7%)

Nine Months Ended September 30:

Body-Worn Devices:
Hearing Health	$13,505	$18,625	$(5,120)	(27.5%)
Medical	16,576	14,912	1,664	11.2%
Professional Audio Device	7,442	10,938	(3,496)	(32.0%)
Electronic Products Segment:
Electronics Products	3,999	5,733	(1,734)	(30.2%)
Total Net Sales	$41,522	$50,208	$(8,686)	(17.3%)

Our net sales are comprised of two segments serving four main markets: hearing health, medical, professional audio device and electronics. Sales, net broken down by market for the nine months ended September 30, 2009 was as follows: medical 40%, hearing health 33%, professional audio communications 17% and electronics 10%. Sales, net for the three and nine months ended September 30, 2009 were down 12 and 17 percent, respectively, over the same prior year periods, as a result of the fluctuations described below.

For the three and nine months ended September 30, 2009, we experienced increases of 13 and 11 percent, respectively, in net sales in the medical equipment market as a direct result of increased sales to existing OEM customers. Management believes there is an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, referred to as bio-telemetry, which resulted in further growth in our medical business. We have experienced solid growth in our most advanced bio-telemetry device, a continuous wireless glucose monitor, which we manufacture for a major medical OEM. We are also working with our strategic partner, AME, on proprietary biotelemetry technologies that will enable us to develop new devices that connect patients and care givers, providing critical information and feedback. In addition we believe the acquisition of Datrix is the first step in creating a platform of proprietary, higher margin, physiological monitoring devices with biotelemetry capability including CDM devices but also miniature body-worn devices for sleep apnea diagnosis and other emerging physiological monitoring applications.

Net sales in our hearing health business for the three and nine months ended September 30, 2009 decreased 26 and 28 percent, respectively, from the same periods in 2008, primarily due to lower demand from our customers in this market as people delayed hearing aid purchases. We believe the softness in the market will continue into 2010, with customers beginning to cautiously replenish inventory levels and reengage projects in early to mid 2010. Despite the anticipated short-term softness, we believe our longer term prospects in our hearing health business remain strong as we continue to develop advanced technologies, such as our nanoDSP™, which will enhance the performance of hearing devices. In addition, we believe the market indicators in the hearing health industry, including the aging world population, suggest long-term industry growth.

Net sales to the professional audio device sector declined 19 and 32 percent for the three and nine month periods ended September 30, 2009, respectively, compared to the same periods in 2008, impacted by various customers in this market cautiously working through their inventories and delaying projects due to current economic uncertainties and lower demand for their products. In spite of this decline, we believe our extensive portfolio of communication devices that are portable and perform well in noisy or hazardous environments will provide for future long-term growth in this market. These products are well suited for applications in fire, law enforcement, safety, aviation and military markets.

Electronics net sales for the three and nine months ended September 30, 2009 decreased 24 and 30 percent, respectively, from 2008 primarily due to lower demand from our customers in this market. Management has made efforts to reduce this segment’s cost structure.

Gross margin

Gross margin for the three and nine months ended September 30, was as follows (in thousands):

	2009		2008		Change
	Dollars	% of Sales	Dollars	% of Sales	Dollars	%
Three months ended September 30
Body-Worn Devices	$2,611	20.3%	$3,886	25.0%	$(1,193)	(30.7%)
Electronic Products	$301	22.4%	$369	18.7%	$(212)	(57.5%)

Nine months ended September 30
Body-Worn Devices	$7,480	19.9%	$7,375	24.5%	$(2,506)	(34.0%)
Electronic Products	$658	16.4%	$725	18.3%	$(368)	(50.8%)

Gross margin as a percentage of sales decreased for the three and nine months ended September 30, 2009 compared to the prior year period for both operating segments. The declines in gross margin primarily resulted from the lower revenue levels described above combined with lower-margin product mix, partially offset by the increased margin from our higher medical sales. We have various activities underway to increase efficiency and improve our gross margin, such as introducing Six Sigma lean manufacturing methods across various medical and hearing health product lines, conservatively managing our business and reducing expenses, and increasing the percentage of IntriCon proprietary content in the devices we manufacture.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the three and nine months ended September 30 were as follows (in thousands):

	2009		2008		Change
	Dollars	% of Sales	Dollars	% of Sales	Dollars	%
Three Months Ended September 30
Body-Worn Devices
Selling	$695	5.4%	$805	5.6%	$(110)	(13.7%)
General and Administrative	1,179	9.2%	1,471	10.3%	(292)	(19.9%)
Research and Development	799	6.2%	784	5.5%	15	1.9%
Electronics Products:
Selling	$153	11.4%	$162	9.1%	$(9)	(5.6%)
General and Administrative	170	12.6%	232	13.1%	(62)	(26.7%)

Nine Months Ended September 30
Body-Worn Devices
Selling	$2,023	5.4%	$2,432	5.5%	$(409)	(16.7%)
General and Administrative	3,958	10.5%	4,404	9.9%	(446)	(10.1%)
Research and Development	2,466	6.6%	2,439	5.5%	27	1.1%
Electronics Products:
Selling	$455	22.4%	$516	22.4%	$(61)	(11.8%)
General and Administrative	561	22.4%	686	18.7%	(125)	(18.2%)

The decreased body-worn device selling expenses for the three and nine months ended September 30, 2009 as compared to the prior year periods were driven by decreases in royalties and commissions as a result of lower revenues, lower salary and benefit expenses from lower headcount levels and decreased bad debt expense. The decrease in body-worn device general and administrative expenses were driven by cost control measures taken by the Company in conjunction with the revenue decreases including lower salary and benefit expenses from reduced headcount levels, partially offset by increases in professional and legal fees compared to the prior year. Our previously announced cost reduction program remains in effect indefinitely. We will continue to focus on these activities for the reminder of 2009 and into 2010 to further increase margins and reduce operating expenses. The body-worn device research and development expenses were consistent as compared to the prior year due to our continued emphasis on investing in research and development projects to develop new products and technology to further enhance our product portfolio, including expenses recognized from our partnership with Dynamic Hearing.

Electronics products SG&A expenses decreased for the three and nine months ended September 30, 2009 as compared to the prior year periods as a result of management’s efforts to reduce this segment cost structure in the face of declining revenues.

Interest expense

Interest expense for the three and nine months ended September 30, 2009 was $386,000 and $635,000, respectively, compared to $165,000 and $547,000 for the three and nine months ended September 30, 2008, respectively. The increase in interest expense was due primarily to the August 13, 2009 debt financing with The PrivateBank and Trust Company, including $84,000 of deferred financing costs, $121,000 to terminate and settle our Bank of America interest rate swap and $62,000 of charges and interest incurred to repurchase equipment under our Bank of America capital lease facility.

Equity in (loss) earnings of partnerships

The equity in (loss) earnings of partnerships for the three and nine months ended September 30, 2009 was ($19,000) and ($220,000), respectively, compared to $29,000 and $59,000 for the three and nine months ended September 30, 2008, respectively.

For the three and nine months ended September 30, 2009, the Company recorded decreases of $37,000 and $165,000, respectively, in the carrying amount of the HIMPP investment, reflecting amortization of the patents and other intangibles, and the Company’s portion of the partnership’s operating losses, compared to $0 and $108,000 decreases for the same respective periods in 2008.

The Company recorded an $18,000 increase and a $55,000 decrease in the carrying amount of IntriCon Tibbetts Corporation’s investment in joint venture, reflecting the Company’s portion of the joint venture’s operating results for the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2008, the Company recorded increases of $37,000 and $167,000, respectively, for the Company’s portion of the joint venture’s operating results.

Other income (expense), net

Other income (expense), net for the three and nine months ended September 30, 2009, was ($239,000) and ($171,000), respectively, compared to $30,000 and ($19,000) for the same periods in 2008. The increase in other expense primarily relates to costs associated with the Datrix acquisition.

Income taxes

Income tax expense (benefit) for the three and nine months ended September 30, 2009, was $8,000 and ($14,000), respectively, compared to expense of $82,000 and $197,000 and for the same periods in 2008. The reduction in expense and the benefit recognized in 2009 were primarily due operating losses incurred on both domestic and foreign operations.

Liquidity and Capital Resources

As of September 30, 2009, we had approximately $1.3 million of cash on hand. Sources of our cash for the nine months ended September 30, 2009 have been from our operations and new credit facility, as described below.

The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows (in thousands):

	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash provided (used) by:
Operating activities	$1,410	$408
Investing activities	(2,002)	(10)
Financing activities	1,621	(1,035)
Effect of exchange rate changes on cash	4	2
Increase (decrease) in cash and cash equivalents	$1,033	$(635)

The most significant items that contributed to the $1.4 million of cash provided by operating activities were changes in operating assets and liabilities of $1.4 million, depreciation and amortization of $1.8 million, stock option expense of $0.4 million, partially offset by a net loss of $2.3 million. The change in operating assets and liabilities was primarily due to decreases in accounts receivable and increases in accounts payable.

Net cash used by investing of activities consisted of cash paid in connection with the Datrix acquisition of $1.3 million, and purchase of property, plant and equipment of $1.0 million, partially offset by $0.3 million of cash received from notes receivable and equipment sales.

Net cash provided by financing activities of $1.6 million was comprised primarily of increase in borrowings under our new credit facility with The PrivateBank and Trust Company and an increase in checks written in excess of cash of $0.4 million.

The Company had the following bank arrangements (in thousands):

	September 30, 2009	December 31, 2008

Total borrowing capacity under existing facilities	$12,121	$13,243

Facility Borrowings:
Domestic revolving credit facility	5,000	3,000
Domestic term loan	3,400	2,756
Foreign overdraft and letter of credit facility	429	605
Domestic capital equipment leases	21	1,330
Total borrowings and commitments	8,850	7,691
Remaining availability under existing facilities	$3,271	$5,552

To finance a portion of the Datrix acquisition and replace the Company’s existing credit facilities with Bank of America, including capital leases, the Company and its domestic subsidiaries entered into a new three year credit facility with The PrivateBank and Trust Company on August 13, 2009. The credit facility provides for:

▪

an $8,000,000 revolving credit facility, with a $200,000 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

▪	a $3,500,000 term loan.

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on predefined levels of Funded Debt / EBITDA, at the option of the Company, at:

▪	the London InterBank Offered Rate (“LIBOR”) plus 3.00% - 4.00%, or

▪	the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus 0.25% - 1.25%.

Weighted average interest on the new domestic asset-based revolving credit facility was 5.19% for the three months ended September 30, 2009. The outstanding balance of the revolving credit facility was $5,000,000 at September 30, 2009. The total remaining availability on the revolving credit facility was approximately $3,000,000 at September 30, 2009.

The principal balance of the term loan was $3,400,000 at September 30, 2009.

Upon termination of the Bank of America credit facility, the Company was required to settle the outstanding obligations of $121,000 for the liability related to its interest rate swap agreement with Bank of America and recognize the corresponding charge of $121,000 in interest expense which was previously included in other comprehensive income (loss). In addition the Company expensed the remaining deferred financing costs of $86,000 related to the Bank of America facility, which is included in interest expense.

     The prior credit facility provided for:

▪

a $10,000,000 revolving credit facility, with a $200,000 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve.

▪	a $4,500,000 term loan, which was used to fund the Company’s May, 2007 acquisition of Tibbetts Industries, Inc.

Loans under the credit facility were secured by a security interest in substantially all of the assets of the borrowers including a pledge of the stock of the subsidiaries. All of the borrowers were jointly and severally liable for all borrowings under the credit facility.

The principal balance of the Bank of America term loan was $2,756,250 at December 31, 2008. In 2008, we used proceeds of $1,013,000 from the equipment sale-leaseback described below to pay down the term loan.

The outstanding balance of the Bank of America revolving credit facility was $3,000,000 at December 31, 2008. The total remaining availability on the revolving credit facility was approximately $4,349,000 at December 31, 2008.

In June 2008, the Company completed a sale-leaseback of machinery and equipment with Bank of America. The transaction generated proceeds of $1,098,000, of which $1,013,000 was used to pay down the domestic term loan. The facility was repaid on August 13, 2009 with proceeds borrowed under the new PrivateBank facility.

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for approximately $1.8 million line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 5.57% and 6.48% for the three months ended September 30, 2009 and 2008, respectively, and 5.57% and 5.71% for the nine months ended September 30, 2009 and 2008, respectively. The outstanding balance was $430,000 and $605,000 at September 30, 2009 and December 31, 2008, respectively. The total remaining availability on the international senior secured credit agreement was approximately $1,420,000 and $1,203,000 at September 30, 2009 and December 31, 2008, respectively.

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

Recent Accounting Pronouncements

In September 2009, the FASB issued ASU No. 2009-12, “Fair Value Measurements and Disclosures (Topic 820): Investments in Certain Entities That Calculate Net Asset Value per Share (or Its Equivalent),” which amends ASC 820-10, “Fair Value Measurements and Disclosures—Overall.” ASU No. 2009-12 permits a reporting entity to measure the fair value of certain alternative investments that do not have a readily determinable fair value on the basis of the investments’ net asset value per share or its equivalent. This ASU also requires expanded disclosures. This guidance will become effective for us October 1, 2009 and will not have a material impact on our consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value.” ASU 2009-05 amends ASC 820, “Fair Value Measurements,” by providing additional guidance on determining the fair value of liabilities when a quoted price in an active market for an identical liability is not available. This ASU will become effective for us on October 1, 2009 and is not expected to have a significant impact on the measurement of our liabilities as of that date.

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

ITEM 4T. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2009 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2009, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The information contained in note 15 to the Consolidated Condensed Financial Statements in Part I of this quarterly report is incorporated by reference herein.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Pursuant to a Stock Purchase Agreement dated as of August 13, 2009 between the Company and Jon V. Barron, the Company purchased all of the outstanding stock of Jon Barron, Inc., doing business as “Datrix,” and as part of the purchase price, issued to Mr. Barron 75,000 shares of common stock of the Company. The issuance of these shares was made pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 based on representations made by the seller that he was acquiring the common stock for investment and not with a view to the distribution of such shares and that he had sufficient knowledge and experience in business and financial matters and was capable of evaluating the merits and risks of an investment in the shares of common stock, among others.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a) Exhibits

10.1

Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, RTI Electronics, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation (f/k/a Jon Barron, Inc.) and The PrivateBank and Trust Company

10.2	Revolving Credit Note issued to The PrivateBank and Trust Company dated August 13, 2009

10.3	Term Note issued to The PrivateBank and Trust Company dated August 13, 2009

10.4	Subordinated Non-Negotiable Promissory Note issued to Jon V. Barron dated August 13, 2009

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION
(Registrant)

Date: November 16, 2009	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: November 16, 2009	By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

10.1

Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, RTI Electronics, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation (f/k/a Jon Barron, Inc.) and The PrivateBank and Trust Company

10.2	Revolving Credit Note issued to The PrivateBank and Trust Company dated August 13, 2009

10.3	Term Note issued to The PrivateBank and Trust Company dated August 13, 2009

10.4	Subordinated Non-Negotiable Promissory Note issued to Jon V. Barron dated August 13, 2009

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002