Form 10-K
period 2009-12-31
INTRICON CORP
filed 2010-03-16
CIK 88790

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Act). Yes ☐ No☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant on June 30, 2009 was $14,477,621. Common shares held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common shares on February 26, 2010 was 5,470,108.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2010 annual meeting of shareholders are incorporated by reference into Part III of this report; provided, however, that the Audit Committee Report and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1.	Business

Company Overview

IntriCon Corporation, formerly Selas Corporation of America (together with its subsidiaries referred herein as the “Company”, or “IntriCon”, “we”, “us” or “our”) is an international firm engaged in the designing, developing, engineering and manufacturing of body-worn devices. The Company serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature injection-molded plastics, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, medical equipment, hearing instruments, professional audio and telecommunications devices. The Company, headquartered in Arden Hills, Minnesota has facilities in Minnesota, California, Maine, Singapore and Germany, and operates through subsidiaries. The Company is a Pennsylvania corporation formed in 1930. The Company has gone through several transformations since its formation. The Company’s core business of body-worn devices was established in 1993 through the acquisition of Resistance Technologies Inc., now known as IntriCon, Inc. The majority of IntriCon’s current management came to the Company with the Resistance Technologies Inc. acquisition, including IntriCon’s President and CEO, who was a co-founder of Resistance Technologies Inc.

Currently, the Company operates in one business segment, the body-worn device segment (formally known as the precision miniature medical segment). In 2009, the Company decided to exit its non-core electronic products segment, to allow for greater focus on its body-worn device segment. The Company is in the process of exiting the electronic products segment and expects this to be completed by mid 2010. For all periods presented, the Company classified its heat technology segment and electronics products segment as discontinued operations.

Business Highlights

Major Events in 2009

On August 13, 2009, the Company acquired all of the outstanding stock of Jon Barron, Inc. doing business as Datrix (“Datrix”), a privately held developer, manufacturer, tester and marketer of medical devices and related software products, based in Escondido, California. The acquisition provides the Company entry into the ambulatory electrocardiograph (AECG) and event recording markets.

The purchase price included a closing cash payment of $1,225,000, issuance of 75,000 shares of restricted common stock of the Company and the issuance of a promissory note in the amount of $1,050,000 bearing annual interest at 6%. In addition the Company paid off Datrix’s outstanding line of credit with Wells Fargo of $130,000 at closing.

The principal amount of the promissory note is payable in three installments of $350,000 on August 13, 2010, August 13, 2011 and August 13, 2012. The note bears annual interest at 6% and is payable with each principal payment as set forth above.

To finance a portion of the Datrix acquisition and replace the Company’s existing credit facilities with Bank of America, including capital leases, the Company and its domestic subsidiaries entered into a new three year credit facility with The PrivateBank and Trust Company on August 13, 2009. The credit facility provides for:

▪

an $8,000,000 revolving credit facility, with a $200,000 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables, eligible inventory, and eligible equipment less a reserve; and

▪	a $3,500,000 term loan.

The credit facilities are further described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

On December 29, 2009, the Company decided to exit the electronics products segment operated by its wholly-owned subsidiary, RTI Electronics, and divest the assets used in the business. The decision to exit the electronics products segment was made to allow the Company to focus on its core body-worn device segment and to improve the Company’s overall margins and profitability. In connection with its decision to divest the electronics business, the Company evaluated assets for impairment and severance costs and recorded the following: (i) an impairment charge of $685,000 relating to goodwill, (ii) a reduction to realizable value of $720,000 to tangible assets, and (iii) $275,000 in employee termination costs for the year ended December 31, 2009. Additional employee termination costs are expected to be approximately $185,000 in 2010.

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

Major Events in 2007

On May 22, 2007, the Company completed the acquisition of substantially all of the assets of Tibbetts Industries, Inc., other than real estate. Pursuant to an Asset Purchase Agreement, dated as of April 19, 2007, by and among the Company and Tibbetts and certain of the principal shareholders of Tibbetts, the Company purchased substantially all of the assets of Tibbetts, other than real estate, for cash of $4,500,000, subject to a closing adjustment, and the assumption of certain liabilities (total purchase price of $5,569,000 including acquisition costs of $228,000). The acquisition was financed with borrowings under the then senior secured credit facilities, which the Company closed on May 22, 2007.

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

AME receives support from the federal Small Business Innovation Research program and will develop the bio-telemetry instruments. IntriCon will manufacture these devices and supply them to third-party distributors. IntriCon also gains exclusive access to key AME technology and will be able to use this technology to develop additional bio-telemetry applications. In 2008 and 2009, there were amendments to the strategic alliance to include additional funded projects, related to the development of advanced biotelemetry technologies.

Market Overview: Body-Worn Devices

IntriCon designs, develops, engineers and manufactures micro-miniature injection-molded plastics, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, medical equipment, hearing instruments, professional audio and telecommunications devices.

Products and Industries Served. IntriCon designs, develops and manufactures miniature and micro-miniature body-worn products based on its proprietary technology to meet the rising demand for smaller, portable and more advanced devices. Our expertise is focused on three main markets: medical, hearing health and professional audio communications. Within these chosen markets, we combine ultra-miniature mechanical and electronics capabilities with proprietary technology – including ULP wireless and DSP capabilities - that enhances the performance of body-worn devices.

Medical
In the medical market, the Company is focused on sales of multiple bio-telemetry devices from life-critical diagnostic monitoring devices to drug-delivery systems. Using our nanoDSP™ and ULP nanoLink™ technology, the Company manufactures microelectronics, micro-mechanical assemblies, high-precision injection-molded plastic components and complete bio-telemetry devices for emerging and leading medical device manufacturers. Targeted customers include medical product manufacturers of portable and lightweight battery powered devices, as well as a variety of sensors designed to connect a patient to an electronic device.

The medical industry is faced with pressures to reduce the costs of healthcare. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture components for medical devices that are easier to use, more miniature, lower power, and lighter weight. These devices measure with greater accuracy and provide more functions while reducing the costs to manufacture these devices. IntriCon manufactures and supplies bubble sensors and flow restrictors that monitor and control the flow of fluid in an intravenous infusion system. IntriCon also manufactures a family of safety needle products for an OEM customer that utilizes IntriCon’s insert and straight molding capabilities. These products are assembled using full automation including built-in quality checks within the production lines. Other examples include sensors used to detect pathologies in specific organs of the body and monitoring devices to detect cardiac, respiratory functions, and blood glucose levels. The early and accurate detection of pathologies allows for increased likelihood for successful treatment of chronic diseases and cancers. Accurate monitoring of multiple functions of the body, such as heart rate, breathing and blood glucose levels, aids in generating more accurate diagnosis and treatments for patients.

In addition, there has been an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, which is also referred to as bio-telemetry. Through the further development of our ULP BodyNet™ family, a series of wirelessly enabled products including our new wireless nanoLink™ and physioLink™ families, we believe the bio-telemetry offers a significant future opportunity. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices. We believe our strategic partnership with AME will allow us to develop new bio-telemetry devices that better connect patients and care givers, providing critical information and feedback. Current examples of IntriCon bio-telemetry products used by medical device manufacturers include components found in wireless glucose sensor pumps that introduce drugs into the bloodstream. In 2009, we also entered the cardiac diagnostic monitoring (CDM) market, with our acquisition of Datrix, a supplier of patient monitoring devices. We are leveraging Datrix’s cardiac monitoring capabilities and incorporating IntriCon’s core competencies to develop and launch a new line of CDM devices.

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

Using our ULP BodyNet™ family technology, specifically nanoDSP™ and our new wireless nanoLink™ and physioLink™ technologies, IntriCon is building a new generation of affordable, high-quality hearing aids and similar amplifier devices under contracts for OEM’s. DSP devices have better clarity, attractive pricing points and an improved ability to filter out background noise. During 2009, we introduced our Scenic™ DSP amplifier with acoustic scene analysis, our new high-performance adaptive DSP hearing instrument amplifier. In our view, Scenic advanced capabilities are ideally suited for the hearing health market. We believe the introduction of Scenic solidifies our position as a leader of high-performance adaptive DSP hearing instrument amplifiers. Furthermore, we believe our strategic alliance with Dynamic Hearing will allow us to develop new body-worn applications and further expand both our hearing health and professional audio product portfolio.

Overall, we believe the hearing health market holds significant opportunities for the Company. In the United States, Europe and Japan, the 65-year-old-plus age demographic is the fastest growing segment of the population, and many of those individuals could, at some point, benefit from a hearing device that uses IntriCon’s proprietary technology.

While it harbors great potential, the hearing health market is experiencing slowness due to macroeconomic conditions. In general, the U.S. market does not provide insurance reimbursement for hearing aid purchases. People can defer their hearing aid purchase. We believe the sporadic buying patterns will continue into 2010. Reimbursement trends in Europe are more favorable, with insurers and the governments covering more devices.

Professional Audio Communications
IntriCon entered the high-quality audio communication device market in 2001, and now has a line of miniature, professional audio headset products used by customers focusing on homeland security and emergency response needs. The line includes several communication devices that are extremely portable and perform well in noisy or hazardous environments. These products are well suited for applications in the fire, law enforcement, safety, aviation and military markets. In addition, the Company has a line of miniature ear- and head-worn devices used by performers and support staff in the music and stage performance markets. Our May 2007 acquisition of Tibbett’s Industries provided the Company access to homeland security agencies in this market. We believe performance in difficult listening environments and wireless operations will continue to improve as these products increasingly include our proprietary nanoDSP™, wireless nanoLink™ and physioLink™ technologies.

In 2010, we plan to introduce a line of situational listening devices (SLD’s) intended to help hearing impaired people hear in noisy environments like restaurants and automobiles, and to listen to television and music by direct wireless connection. Such devices are intended to be supplements to their conventional hearing aids, which do not handle those situations well. The product line consists of an earpiece, TV transmitter, companion microphone, iPod/iPhone transmitter, and USB transmitter.

For information concerning our net sales, net income and assets, see the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Marketing and Competition. IntriCon sells its hearing instrument components directly to domestic hearing instrument manufacturers through an internal sales force. Sales of medical and professional audio communications products are also made primarily through an internal sales force. In recent years, five companies have accounted for a substantial portion of the Company’s sales in this segment.

In 2009, one customer accounted for 22 percent of the Company’s body-worn device net sales. During 2009, the top five customers accounted for approximately $23.8 million or 46 percent of the Company’s body-worn device net sales. See note 4 to the consolidated financial statements for a discussion of net sales and long-lived assets by geographic area and segment.

Internationally, sales representatives employed by IntriCon GmbH (“GmbH”), a German company of which the Company owns 90% of its capital stock, solicit sales from European hearing instrument manufacturers on behalf of IntriCon.

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

Employees. As of December 31, 2009, our body-worn device segment had a total of 515 full time equivalent employees, of whom 34 are executive and administrative personnel, 17 are sales personnel and 464 are engineering and operations personnel. The Company considers its relations with its employees to be satisfactory. None of the Company’s employees are represented by a union.

As a supplier of parts for consumer and medical products, IntriCon is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

Research and Development. IntriCon conducts research and development activities primarily to improve its existing products and proprietary technology. The Company is committed to increasing its investment in the research and development of proprietary technologies, such as the ULP nanoDSP and Bodynet technologies. The Company believes the continued development of key proprietary technologies will be the catalyst for long-term revenues and margin growth. Research and development expenditures were $3,345,000, $3,248,000, and $3,089,000 in 2009, 2008 and 2007, respectively. These amounts are net of customer reimbursed research and development. See note 1 to the consolidated financial statements for information regarding customer funded research and development projects.

IntriCon owns a number of United States patents which cover a number of product designs and processes. The Company believes that, although these patents collectively add some value to the Company, no one patent or group of patents is of material importance to its business as a whole.

Regulation. The health care industry is highly regulated, and there can be no guarantee that the regulatory environment in which we operation will not change significantly and adversely to us in the future. We believe that the health care legislation, rules, regulations and interpretations will change, and we will monitor our agreements and operations from time to time to adhere to such changes in the health care regulatory environment.

Certain of our products are regulated by the U.S. Food and Drug Administration (the “FDA”) as medical devices under the Federal Food, Drug, and Cosmetic Act. Failure to comply with applicable regulatory requirements can result in enforcement action by the FDA including any of the following sanctions: fines injunctions and civil penalties; recall or seizure of medical devices incorporating our products and intellectual property; operating restrictions, partial suspension or total shutdown of production; withdrawal of clearance; and criminal prosecution.

Discontinued Operations – Electronic Products

Our electronic products segment business is conducted by RTI Electronics, Inc. (“RTIE”), a wholly owned subsidiary of the Company. RTIE designs and manufactures thermistor, film capacitor and magnetic products to industrial, commercial and military customers. The Company approved a plan to divest this business segment in the fourth quarter of 2009 and has accounted for it as discontinued operations as further described in note 2 in the accompanying consolidated financial statements in Item 8.

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

In 2009, one customer accounted for 12 percent of the RTIE’s electronic products net sales. During 2009, the top five customers accounted for approximately $1.8 million or 32 percent of RTIE’s electronic products net sales.

Employees. As of December 31, 2009, RTIE had a total of 57 full time equivalent employees, of whom 6 are executive and administrative personnel, 3 are sales personnel and 48 are operations personnel. RTIE considers its relations with its employees to be satisfactory. None of the RTIE’s employees are represented by a union.

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

Forward-Looking Statements

Certain statements included or incorporated by reference in this Annual Report on Form 10-K or the Company’s other public filings and releases, which are not historical facts, or that include forward-looking terminology such as “may”, “will”, “believe”, “expect”, “should”, “optimistic” or “continue” or the negative thereof or other variations thereof, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to:

•

statements in “Business,” “Legal Proceedings” and “Risk Factors”, such as the Company’s ability to focus on the body-worn device segment, the ability to compete, statements concerning the Datrix and Tibbetts acquisitions, the divestiture of its electronic products segment, strategic alliances and their benefits, the adequacy of insurance coverage, and potential increase in demand for the Company’s products; and

•

statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Consolidated Financial Statements,” such as the net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future level of funding of employee benefit plans, the adequacy of insurance coverage, the impact of new accounting pronouncements and litigation.

Forward-looking statements also include, without limitation, statements as to the Company’s expected future results of operations and growth, the Company’s ability to meet working capital requirements, the Company’s business strategy, the expected increases in operating efficiencies, anticipated trends in the Company’s body-worn device markets, the effect of compliance with environmental protection laws, estimates of goodwill impairments and amortization expense of other intangible assets, estimates of asset impairment, the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various risks, uncertainties and other factors that can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the risk factors discussed in Item 1A of this Annual Report on Form 10-K.

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

The Company maintains an internet web site at www.IntriCon.com. The Company maintains a link to the SEC’s website by which you may review its annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended.

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

We are dependent on a small number of customers for a large portion of our revenues. In fiscal year 2009, our largest customer accounted for 22% of our net sales and our five largest customers accounted for 46% of our net sales. A significant decrease in the sales to or loss of any of our major customers could have a material adverse effect on our business and results of operations. Our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our major customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We may not be able to collect outstanding accounts receivable from our customers.

Some of our customers purchase our products on credit, which may cause a concentration of accounts receivable among some of our customers. As of December 31, 2009, we had accounts receivable, less allowance for doubtful accounts, of $7,084,000, which represented approximately 40.5 percent of our shareholders’ equity as of that date. As of that date, two customers accounted for approximately 16 and 11 percent of our accounts receivable, respectively. Our financial condition and profitability may be harmed if one or more of our customers are unable or unwilling to pay these accounts receivable when due.

The current domestic economic downturn could cause a severe disruption in our operations.

Our business has been negatively impacted by the current domestic economic downturn. If this downturn is prolonged or worsens, there could be several severely negative implications to our business that may exacerbate many of the risk factors we identified including, but not limited to, the following:

Liquidity:

•

The domestic economic downturn and the associated credit crisis could continue or worsen and reduce liquidity and this could have a negative impact on financial institutions and the country’s financial system, which could, in turn, have a negative impact on our business.

•

We may not be able to borrow additional funds under our existing credit facility and may not be able to expand our existing facility if our lender becomes insolvent or its liquidity is limited or impaired or if we fail to meet covenant levels going forward. In addition, we may not be able to renew our existing credit facility at the conclusion of its current term or renew it on terms that are favorable to us.

Demand:
•	The current recession has resulted in lower sales by our customers. Additionally, our customers may not have access to sufficient cash or short-term credit to obtain our product or services.

Prices:
•	Certain markets have experienced and may continue to experience deflation, which would negatively impact our average prices and reduce our margins.

If we are unable to continue to develop new products that are inexpensive to manufacture, our results of operations could be adversely affected.

We may not be able to continue to achieve our historical profit margins in our body-worn device segment due to advancements in technology. The ability to continue our profit margins is dependent upon our ability to stay competitive by developing products that are technologically advanced and inexpensive to manufacture.

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

In 2009, we operated in Singapore and Germany. Approximately 18 percent of our revenues were derived from our facilities in these countries in 2009. As of December 31, 2009 approximately 17 percent of our long-lived assets are located in these countries. Political or economic instability in these countries could have an adverse impact on our results of operations due to diminished revenues in these countries. Our future revenues, costs of operations and profit results could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the Euro could lead to lower reported consolidated revenues due to the translation of these currencies into U.S. dollars when we consolidate our revenues.

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

As of December 31, 2009, we had bank indebtedness of $8,378,000 and additional indebtedness of $1,983,000, including $1,050,000 payable to the former shareholder of Datrix and $760,000 payable to HIMPP. Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control. We believe that availability under our existing credit facility combined with funds expected to be generated from operations and control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months. If, however, we are unable to renew these facilities or obtain waivers (see Liquidity and Capital Resources) in the future or do not generate sufficient cash or complete such financings on a timely basis, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition.

If we fail to meet our financial and other covenants under our loan agreement with our lender, absent a waiver, we will be in default of the loan agreement and The PrivateBank and Trust Company can take actions that would adversely affect our business.

There can be no assurances that we will be able to maintain compliance with the financial and other covenants in our loan agreement. In the event we are unable to comply with these covenants during future periods, it is uncertain whether our lender will grant waivers for our non-compliance. If there is an event of default by us under the loan agreement, our lender has the option to, among other things, accelerate any and all of our obligations under the loan agreement which would have a material adverse effect on our business, financial condition and results of operations.

If the Company is unable to liquidate the assets it has marked as discontinued operations, its results of operations maybe adversely affected.

The Company may not be successful in liquidating the assets of its non-core electronic products business in 2010, which is shown as a discontinued operation. There can be no assurance that the customers of this business will continue to purchase product until the inventory is liquidated. If the remaining electronics business losses its competitiveness, it may be difficult to sell the assets at a price favorable to the Company or at all. In connection with any liquidation or sale, the Company may be required to take additional charges to earnings which could adversely affect the market price of our stock.

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

We are a defendant along with a number of other parties in approximately 122 lawsuits as of December 31, 2009, (approximately 122 lawsuits as of December 31, 2008) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued Heat Technologies segment which we sold in March 2005. Due to the noninformative nature of the complaints, we do not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. We have requested that the carriers substantiate this situation. We believe we have additional policies available for other years which have been ignored by the carriers. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, we believe when settlement payments are applied to these additional policies, we will have availability under the years deemed exhausted. If our insurance policies do not cover the costs and any awards for the asbestos-related lawsuits, we will have to use our cash or obtain additional financing to pay the asbestos-related obligations and settlement costs. There is no assurance that we will have the cash or be able to obtain additional financings on favorable terms to pay asbestos related obligations or settlements should they occur. The ultimate outcome of any legal matter cannot be predicted with certainty. In light of the significant uncertainty associated with asbestos lawsuits, there is no guarantee that these lawsuits will not materially adversely affect our financial position, results of operations or liquidity.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting and, beginning with our Annual Report on Form 10-K for 2010, our registered public accounting firm’s attestation report on internal control over financial reporting. While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2009, we cannot guarantee that we will not have “material weaknesses” reported by our management or our independent registered public accounting firm in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If in the future we fail to complete this evaluation in a timely manner, or if our independent registered public accounting firm cannot timely attest to our internal controls, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential investors and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and the market price of our common stock.

ITEM 1B.	Unresolved Staff Comments.

Not Applicable.

ITEM 2.	Properties

The Company leases eight facilities, six domestically and two internationally, as follows:

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

•

a 4,000 square foot building in Escondido, California, which houses assembly operations and administrative offices relating to our cardiac monitoring business. Annual base rent expense, including real estate taxes and other charges, is approximately $48,000. This lease expires in April 2010.

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

•

a building in Anaheim, California, which contains RTIE’s electronics products manufacturing facilities and offices and consists of a total of 50,000 square feet. Annual base rent expense, including real estate taxes and other charges, is approximately $404,000. This facility houses our non-core electronic products business, which is classified as a discontinued operation. The lease is month to month.

All of the foregoing facilities are used in the Company’s body-worn device segment, other than the Anaheim, California facility which is used in the electronic products segment and has now been classified as discontinued operations. See notes 15 and 16 to the Company’s consolidated financial statements in Item 8 of the Annual Report on Form 10-K.

ITEM 3.	Legal Proceedings

The Company is a defendant along with a number of other parties in approximately 122 lawsuits as of December 31, 2009, (approximately 122 lawsuits as of December 31, 2008) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued heat technologies segment which was sold in March 2005. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. Certain insurance carriers have informed the Company that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. The Company has requested that the carriers substantiate this situation. The Company believes it has additional policies available for other years which have been ignored by the carriers. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, the Company believes when settlement payments are applied to these additional policies, the Company will have availability under the years deemed exhausted. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on its financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits, to which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company’s consolidated financial position or results of operations.

The Company’s wholly owned French subsidiary, Selas SAS, filed for insolvency in France and is being managed by a court appointed judiciary administrator. The Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding.

The Company is also involved in other lawsuits arising in the normal course of business, as further described in Note 14 to the consolidated financial statements in Item 8. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company’s consolidated financial position, liquidity, or results of operations.

ITEM 4.	(Removed and Reserved)

ITEM 4A.	Executive Officers of the Registrant

The names, ages and offices (as of February 28, 2010) of the Company’s executive officers were as follows:

Name	Age	Position
Mark S. Gorder	63	President, Chief Executive Officer and Director of the Company; President of IntriCon, Inc.
Scott Longval	33	Chief Financial Officer and Treasurer of the Company
Christopher D. Conger	49	Vice President, Research and Development
Michael P. Geraci	51	Vice President, Sales and Marketing
Dennis L. Gonsior	51	Vice President, Operations
Steve M. Binnix	60	Vice President and General Manager, RTI Electronics, Inc.
Greg Gruenhagen	56	Vice President, Corporate Quality and Regulatory Affairs

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

Mr. Conger joined the Company in September 1997. Mr. Conger received a Bachelor of Science degree in Electrical Engineering from the University of Missouri and a Master of Science degree in Electrical Engineering from the University of Minnesota. He has served as the Company’s Vice President of Research and Development since February 2005. Prior to that, Mr. Conger served as Director of Research and Development since 1997. Before joining IntriCon, Mr. Conger served in various positions in the hearing health industry including 3M Company and Siemens.

Mr. Geraci joined the Company in October 1983. Mr. Geraci received a Bachelor of Science degree in Electrical Engineering from Bradley University and a Master of Business Administration from the University of Minnesota – Carlson School of Business. He has served as the Company’s Vice President of Sales and Marketing since January 1995.

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

Market and Dividend Information

The high and low sale prices of the Company’s common stock during each quarterly period during the past two years were as follows:

	2009		2008
	Market		Market
	Price Range		Price Range

Quarter	High	Low	High	Low
First	$5.01	$2.83	$13.30	$5.71
Second	3.35	2.56	10.07	7.10
Third	4.11	2.60	9.00	3.01
Fourth	3.76	2.80	6.50	3.12

The closing sale price of the Company’s common stock on March 11, 2010, was $3.05 per share.

At March 1, 2010 the Company had 388 shareholders of record of common stock. Such number of records does not reflect shareholders who beneficially own common stock in nominee or street name.

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

Stock Performance Graph

The following graph shows the cumulative total return for the last five years, calculated as of December 31 of each such year, for the Common Shares, the Standard & Poor’s 500 Index, and the Russell 2000 Index (“RUT”). The graph assumes that the value of the investment in each of three was $100 at December 31, 2004 and that all dividends were reinvested.

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

ITEM 6.	Selected Financial Data

Five-Year Summary of Operations*
(In thousands, except for per share and share data)

Years ended December 31,	2009(d)	2008	2007(a)	2006	2005(b)

Sales, net	$51,676	$57,908	$59,669	$41,438	$36,648

Gross profit	11,051	14,657	15,425	10,320	9,551

Operating expenses	11,681	12,360	12,360	8,638	8,679
Interest expense	837	679	942	438	409
Equity in loss (earnings) of partnerships	149	3	158	—	—
Other (income) expense, net	220	36	79	54	(161)
Income (loss) from continuing operations before income taxes and discontinued operations	(1,836)	1,579	1,886	1,190	624
Income tax expense (benefit)	(34)	265	173	168	395
Income (loss) from continuing operations before discontinued operations	(1,802)	1,314	1,713	1,022	229
Income (loss) from discontinued operations, net of income taxes	(2,119)	(276)	154	141	1,300

Net income (loss)	$(3,921)	$1,038	$1,867	$1,163	$1,529

Basic income (loss) per share:
Continuing operations	$(.34)	$.25	$.33	$.20	$.05
Discontinued operations	(.39)	(.05)	.03	.03	.25
Net income (loss)	$(.73)	$.20	$.36	$.23	$.30

Diluted income (loss) per share:
Continuing operations	$(.34)	$.24	$.31	$.19	$.04
Discontinued operations	(.39)	(.05)	.03	.03	.25
Net income (loss)	$(.73)	$.19	$.34	$.22	$.29

Weighted average number of shares outstanding during year:
Basic	5,394,125	5,314,387	5,209,567	5,159,216	5,135,348
Diluted	5,394,125	5,539,456	5,519,780	5,319,802	5,261,491

Other Financial Highlights*
(In thousands, except for per share data)

Years ended December 31,	2009(d)	2008	2007(a)	2006	2005(b)

Working capital (c)	$8,504	$10,602	$9,365	$8,445	$8,185

Total assets	$37,363	$39,462	$39,732	$34,143	$29,237

Long-term debt	$7,730	$6,188	$6,963	$3,830	$5,319

Shareholders’ equity:	$17,489	$20,312	$18,597	$15,607	$14,089

Depreciation and amortization	$2,226	$1,966	$1,785	$1,511	$1,763

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

(b)

For 2005, the Company reclassified the remaining portion of its Heat Technology business, which consisted of the burners and components portion of that business, as discontinued operations. The Company sold this portion of the business in the first quarter of 2005.

(c)	Working capital is equal to current assets less current liabilities.
(d)	In 2009, the Company reclassified its Electronic Products business, which consisted of the thermistor, film capacitor and magnetic products, as discontinued operations.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

IntriCon Corporation, (the “Company” or “IntriCon”, “we”, “us” or “our”) is an international firm engaged in the designing, developing, engineering and manufacturing of body-worn devices. The Company serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature injection-molded plastics, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, medical equipment, hearing instruments, professional audio and telecommunications devices.

As discussed below, the Company currently has one operating segment - its body-worn device segment. Our expertise in body-worn devices is focused on three main markets within this segment: medical, hearing health, and professional audio communications. Within these chosen markets, we combine ultra-miniature mechanical and electronics capabilities with proprietary technology that enhances the performance of body-worn devices.

Business Highlights

On August 13, 2009, the Company purchased all of the outstanding stock of Jon Barron, Inc. doing business as Datrix (“Datrix”), a privately held developer, manufacturer, tester and marketer of medical devices and related software products, based in Escondido, California. The acquisition provides the Company entry into the ambulatory electrocardiograph (AECG) and event recording markets.

To finance a portion of the Datrix acquisition and replace the Company’s existing credit facilities with Bank of America, including capital leases, the Company and its domestic subsidiaries entered into a new three year credit facility with The PrivateBank and Trust Company on August 13, 2009. The credit facility provides for:

▪

an $8,000,000 revolving credit facility, with a $200,000 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables, eligible inventory, and eligible equipment less a reserve; and

▪	a $3,500,000 term loan.

On December 29, 2009, the Company decided to exit the non-core electronics products segment operated by its wholly-owned subsidiary, RTI Electronics, and divest the assets used in the business. The decision to exit the electronics business was made to allow the Company to focus on its core body-worn device segment and an effort to improve the Company’s overall margins and profitability. The Company expects the divestiture to be completed in mid-2010.

Forward–Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with the selected consolidated financial data and our financial statements and the related notes appearing in Item 6. and Item 8. of this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K.

Results of Operations: 2009 Compared with 2008

Consolidated Net Sales

Consolidated net sales for 2009 and 2008 were as follows (dollars in thousands):

			Change
	2009	2008	Dollars	Percent
Consolidated net sales	$51,676	$57,908	$(6,232)	(10.8%)

Our net sales are comprised of three main markets: medical, hearing health, and professional audio - collectively our body-worn device segment. Below is a recap of our sales by main markets:

			Change
	2009	2008	Dollars	Percent
Medical	$23,005	$20,133	$2,872	14.3%
Hearing Health	$18,432	$23,768	$(5,336)	(22.5%)
Professional Audio Communications	$10,239	$14,007	$(3,768)	(26.9%)

We experienced an increase of 14 percent in net sales in the medical equipment market in 2009 as a direct result of increased sales to existing original equipment manufacturer, or OEM, customers. We believe there is an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, referred to as bio-telemetry, which resulted in further growth in our medical business. We have experienced solid growth in our most advanced bio-telemetry device, a continuous wireless glucose monitor, which we manufacture for a major medical OEM. We are also working with our strategic partner, Advanced Medical Electronics, on proprietary bio-telemetry technologies that will enable us to develop new devices that connect patients and care givers, providing critical information and feedback. In 2009, we also entered the cardiac diagnostic monitoring (CDM) market, with our acquisition of Datrix, a supplier of patient monitoring devices. We are leveraging Datrix’s cardiac monitoring capabilities by incorporating IntriCon’s core competencies to develop and launch a new line of CDM devices.

Net sales in our hearing health business declined 23 percent from 2008 primarily due to lower demand from our customers in this market and the completion of a one-time hearing health project in the 2008 first and second quarters (sales of $1.0 million in the first and second quarters of 2008), which the customer took in-house in mid-2008. We expect the sporadic buying patterns to continue into 2010. Despite the anticipated short-term softness, we believe our longer term prospects in our hearing health business remain strong as we continue to develop advanced technologies, such as our nanoLink™ and physioLink™, which will enhance the performance of hearing devices. In addition, we believe the market indicators in the hearing health industry, including the aging world population, suggest long-term industry growth.

Net sales to the professional audio communications market declined 27 percent over the prior year, primarily due to the challenging economic environment. Our professional audio communication business serves customers in need of high-performance portable communication devices. For customers focusing on homeland security needs, the line includes several communication devices that are more portable and perform well in noisy or hazardous environments. These products are also well suited for applications in the fire, law enforcement, safety, aviation and military markets.

Gross Profit

Gross profit, both in dollars and as a percent of sales, for 2009 and 2008, were as follows (dollars in thousands):

	2009		2008		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Yr-over-Yr Percent

Gross profit	$11,051	21.4%	$14,657	25.3%	($3,606)	(3.9%)

In 2009, gross profit dollars decreased primarily due to lower sales volume which caused under absorption of manufacturing overhead during 2009 and general softness in hearing health and professional audio communications markets. We have various activities underway to increase our gross margins, such as transferring our microphone and receiver production from our Maine operation to our lower cost Singapore facility, increasing the percentage of IntriCon proprietary content in the devices we manufacture and working to introduce Six Sigma lean manufacturing methods into key medical device product lines.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2009 and 2008 were (dollars in thousands):

	2009		2008		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Yr-over-Yr Percent

Selling	$2,962	5.7%	$3,262	5.6%	($300)	0.1%
General and administrative	5,374	10.4%	5,850	10.1%	($476)	0.3%
Research and development	3,345	6.5%	3,248	5.6%	$97	0.9%

The decreased selling expenses for 2009 as compared to the prior year were primarily driven by decreases in royalties and commissions as a result of lower revenues. The decrease in general and administrative expenses were driven by a cost reduction program implemented in the first quarter by the Company in conjunction with the revenue decreases, as well as lower professional and legal fees compared to the prior year. The increased research and development expenses as compared to the prior year were due to our continued emphasis on investing in research and development projects to develop new products and technology to further enhance our product portfolio.

Interest Expense

Interest expense for 2009 was $837,000, an increase of $158,000 from $679,000 in 2008. The increase in interest expense was due primarily to charges related to the refinancing of the credit facility that were incurred in 2009 in connection with our new credit facility obtained in connection with our Datrix acquisition and higher interest rates in effect on greater outstanding debt in 2009.

Equity in Earnings (Losses) of Partnerships

The equity in losses of partnerships for 2009 was $149,000 compared to $4,000 in 2008.

The Company recorded a $210,000 decrease in the carrying amount of its investment in the Hearing Instrument Manufacturers Patent Partnership (“HIMPP”) for 2009, reflecting amortization of the patents and other intangibles and the Company’s portion of the partnership’s operating results for the year ended December 31, 2009, compared to a $145,000 decrease in the carrying amount of the investment in 2008 for the amortization of the patents and other intangibles and the Company’s portion of the partnership’s operating results for the year ended December 31, 2008. The Company recorded a $61,000 and $141,000 increase in the carrying amount of Tibbett’s investment in a joint venture, reflecting the Company’s portion of the joint venture’s operating results for year ended December 31, 2009 and 2008, respectively.

Other Expenses

In 2009, other expense was $220,000 compared to $36,000 in 2008. The other expense for 2009 primarily related to the costs associated with the acquisition of Datrix. The 2008 expense primarily related to the losses on foreign currency exchange as a result of the exchange rate changes in the Singapore dollar and Euro.

Income Taxes

Income taxes were as follows (dollars in thousands):

	2009	2008

Income tax expense (benefit)	$(34)	$265
Percentage of pre-tax income	(1.9%)	16.7%

The expense (benefit) in 2009 and 2008 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position (“NOL”) for US federal income tax purposes and, consequently, minimal income tax expense from the current period domestic operations was recognized. Our deferred tax asset related to the NOL carryforwards has been offset by a full valuation allowance. We estimate we have approximately $15.1 million of NOL carryforwards available to offset future federal income taxes that begin to expire in 2022.

Discontinued Operations

We recorded a loss from discontinued operations (electronics business segment) as follows (dollars in thousands):

	2009	2008
Loss from discontinued Electronics Products Segment	$(2,119)	$(277)

The 2009 net loss of $(2,119,000), or $(0.39) per diluted share, was primarily due to an impairment charge associated with challenges in the current economic environment and industry conditions resulting in the decision to not commit to future investments, including research and development, in the Electronics Products segment, and ultimately divest the segment. The 2008 net loss of $(277,000), or $(0.05) per diluted share, was primarily due to loss in operations.

Results of Operations: 2008 Compared with 2007

Consolidated Net Sales

Consolidated net sales for 2008 and 2007 were as follows (dollars in thousands):

			Change
	2008	2007	Dollars	Percent
Consolidated net sales	$57,908	$59,669	$(1,761)	(3.0%)

Our net sales are comprised of three main markets: medical, hearing health, and professional audio - collectively our body-worn device segment. Below is a recap of our sales by main markets:

			Change
	2008	2007	Dollars	Percent
Medical	$20,133	$18,765	$1,368	7.3%
Hearing Health	$23,768	$29,297	$(5,529)	(18.9%)
Professional Audio Communications	$14,007	$11,606	$2,401	20.7%

We experienced an increase of 7 percent in net sales in the medical equipment market in 2008 as a direct result of increased sales to existing OEM customers. Net sales in our hearing health business declined 19 percent from 2007 primarily due to lower demand from our customers in this market..

Net sales to the professional audio communications market grew 21 percent over the prior year fueled by a full year of revenue from our May 2007 acquisition of Tibbetts and higher demand for communication devices from new and existing customers.

Gross Profit

Gross profit, both in dollars and as a percent of sales, for 2008 and 2007, were as follows (dollars in thousands):

	2008		2007		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Yr-over-Yr Percent
Gross profit	$14,657	25.3%	$15,425	25.9%	$(768)	(0.6%	)

In 2008, gross profit dollars decreased primarily due to lower sales volume; gross profit as a percentage of sales decreased primarily as a result of the wind-down of the one-time hearing health program in 2007 and general softness in hearing health.

Selling, General and Administrative Expenses

Selling, general and administrative expenses for the years ended December 31, 2008 and 2007 were (dollars in thousands):

	2008		2007		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Yr-over-Yr Percent
Selling	$3,262	5.6%	$3,398	5.7%	$(136)	(0.1%)
General and administrative	5,850	10.1%	5,873	9.8%	$(23)	0.3%
Research and development	3,248	5.6%	3,089	5.2%	$159	0.4%

The decreased selling expenses for 2008 as compared to the prior year were primarily driven by decreases in royalties and commissions as a result of lower revenues. The decrease in general and administrative expenses were driven by cost control measures taken by the Company in conjunction with the revenue decreases, as well as lower professional and legal fees compared to the prior year offset, in part by a $246,000 increase in stock based compensation expense. The 2007 expenses included significant costs related to the Energy Transportation Group, Inc. litigation and our acquisition of Tibbetts. The increased research and development expenses as compared to the prior year were due to our continued emphasis on investing in research and development projects to develop new products and technology to further enhance our product portfolio.

Interest Expense

Interest expense for 2008 was $679,000, a decrease of $260,000 from $942,000 in 2007. The decrease in interest expense was due primarily to charges related to the refinancing of the credit facility that were incurred in 2007 in connection with the ITC acquisition and lower interest rates in effect on lower outstanding debt in 2008, offset in part by decreased interest income as a result of the lower balance of the note receivable.

Equity in Earnings of Partnerships

The equity in earnings of partnerships for 2008 was $4,000.

The Company recorded a $145,000 decrease in the carrying amount of its investment in the HIMPP for 2008, reflecting amortization of the patents and other intangibles and the Company’s portion of the partnership’s operating results for the year ended December 31, 2008.

The Company recorded a $141,000 increase in the carrying amount of Tibbetts’ investment in a joint venture, reflecting the Company’s portion of the joint venture’s operating results for year ended December 31, 2008.

Other Expenses

In 2008, other expense was $36,000 compared to $80,000 in 2007. The other expense for 2008 and 2007 primarily related to the loss on foreign currency exchange.

Income Taxes

Income taxes were as follows (dollars in thousands):

	2008	2007
Income tax expense	$265	$174
Percentage of pre-tax income	16.8%	9.2%

The expense in 2008 and 2007 was primarily due to foreign taxes on German and Singapore operations. On February 22, 2007, the Company received approval from the Singapore Ministry of Trade and Industry to lower the effective tax rate in Singapore from 20% to 13%. This change was retroactive to September 2003. As such a $106,000 benefit was recognized in the first quarter of 2007.

Discontinued Operations

We recorded a loss from discontinued operations (electronic business segment) as follows (dollars in thousands):

	2008	2007
Income (loss) from discontinued Electronics Business Segment	$(277)	$155

The 2008 net loss of $(277,000), or $(0.05) per diluted share, was primarily due to loss in operations. The 2007 net income of $155,000, or $0.03 per diluted share, was primarily due to a gain in operations.

Liquidity and Capital Resources

Our primary sources of cash have been cash flows from operations, bank borrowings, and other financing transactions such as capital leases. For the last three years, cash has been used for repayments of bank borrowings, the Datrix and Tibbetts acquisitions, purchases of equipment, and working capital to support research and development.

As of December 31, 2009, we had approximately $0.4 million of cash on hand. Sources of our cash for the year ended December 31, 2009 have been from our operations, as described below.

Consolidated net working capital decreased to $8.5 million at December 31, 2009 from $10.6 million at December 31, 2008. Our cash flows from operating, investing and financing activities, as reflected in the statement of cash flows at December 31, are summarized as follows (dollars in thousands):

	2009	2008	2007
Cash provided (used) by:
Continuing operations	$1,845	$2,452	$3,534
Investing activities	(2,484)	(98)	(7,060)
Financing activities	783	(2,480)	3,740
Effect of exchange rate changes on cash	(8)	(6)	8

Increase (decrease) in cash	$122	$(132)	$221

Operating Activities. The most significant items that contributed to the $1.8 million of cash provided by continuing operations were depreciation and amortization of $2.5 million, goodwill write-off of $0.7, stock option expense of $0.6 million and changes in operating assets and liabilities of $1.7 million, partially offset by a net loss of $3.9 million. The change in operating assets and liabilities was primarily due to decreases in accounts receivable and inventories and an increase in accounts payable, partially offset by decreases in accrued expenses.

Investing Activities. The $2.5 million of cash used by investing activities primarily consisted of the $1.3 million associated with the acquisition of Datrix and $1.5 million for the purchases of property, plant and equipment.

Financing Activities. Net cash provided by financing activities of $0.8 million primarily relates to proceeds received under our PrivateBank credit facility, partially offset by subsequent payments made against the term note and domestic revolver.

Cash generated from operations may be affected by a number of factors. See “Forward Looking Statements” and “Item 1A: Risk Factors” contained in this Form 10-K for a discussion of some of the factors that can negatively impact the amount of cash we generate from our operations.

We had the following bank arrangements at December 31, (dollars in thousands):

	2009	2008
Total availability under existing facilities	$12,376	$13,243

Borrowings and commitments:
Domestic credit facility	4,450	3,000
Domestic term loans	3,250	2,756
Foreign overdraft and letter of credit facility	678	605
Capital leases	—	1,330
Total borrowings and commitments	8,378	7,691
Remaining availability under existing facilities	$3,998	$5,552

Domestic Credit Facilities

The Company and its domestic subsidiaries entered into a new three year credit facility with The PrivateBank and Trust Company on August 13, 2009 to finance a portion of the Datrix acquisition and to replace the prior credit facilities with Bank of America, including capital leases. The new credit facility provides for:

▪

an $8,000,000 revolving credit facility, with a $200,000 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables, eligible inventory, and eligible equipment less a reserve; and

▪	a $3,500,000 term loan.

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries, including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on predefined levels of the Company’s leverage ratio, at the option of the Company, at:

▪	the London InterBank Offered Rate (“LIBOR”) plus 3.00% - 4.00% depending on the Company’s leverage ratio, or

▪

the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus 0.25% - 1.25% depending on the Company’s leverage ratio.

Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans. IntriCon is also required to pay a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

Weighted average interest on our domestic credit facilities (including prior facilities) was 4.07%, 5.51% and 7.82% for 2009, 2008 and 2007, respectively.

The outstanding principal balance of the term loan is payable in quarterly installments of varying amounts ranging from $168,750 to $187,500. Any remaining principal and accrued interest is payable on August 13, 2012. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan.

The total remaining availability on the domestic revolving credit facility was approximately $2,821,000 at December 31, 2009. The principal balance of the term loan was $3,250,000 at December 31, 2009.

Upon termination of the Bank of America credit facility, the Company was required to settle the outstanding obligations of $121,000 for the liability related to its interest rate swap agreement with Bank of America and recognize the corresponding charge of $121,000 in interest expense which was previously included in other comprehensive income. In addition the Company expensed the remaining deferred financing costs of $86,000 related to the Bank of America facility, which is included in interest expense.

The borrowers are subject to various covenants under the credit facility, including financial covenants relating to minimum EBITDA, funded debt to EBITDA, fixed charge coverage ratio and capital expenditure financial covenants. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things: incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equityholders; purchase or redeem any of its equity interests or any warrants, options or other rights to equity; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; make payment on or changes to any subordinated debt; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. In March 2010, the Company entered into an amended agreement with The PrivateBank to waive certain covenant violations at December 31, 2009 and January 31, 2010 and reset certain covenant thresholds defined in the original agreement.

Upon the occurrence and during the continuance of an event of default (as defined in the credit facility), the lender may, among other things: terminate its commitments to the borrowers (including terminating or suspending its obligation to make loans and advances); declare all outstanding loans, interest and fees to be immediately due and payable; take possession of and sell any pledged assets and other collateral; and exercise any and all rights and remedies available to it under the Uniform Commercial Code or other applicable law. In the event of the insolvency or bankruptcy of any borrower, all commitments of the lender will automatically terminate and all outstanding loans, interest and fees will be immediately due and payable. Events of default include, among other things, failure to pay any amounts when due; material misrepresentation; default in the performance of any covenant, condition or agreement to be performed that is not cured within 20 days after notice from the lender; default in the performance of obligations under certain subordinated debt, which includes the Company’s note payable to the former shareholder of Datrix (including actual or attempted termination of a subordination agreement with the former shareholder of Datrix); default in the payment of other indebtedness or other obligation with an outstanding principal balance of more than $50,000, or of any other term, condition or covenant contained in the agreement under which such obligation is created, the effect of which is to allow the other party to accelerate such payment or to terminate the agreements; a breach by a borrower under certain material agreements, the result of which breach is the suspension of the counterparty’s performance thereunder, delivery of a notice of acceleration or termination of such agreement; the insolvency or bankruptcy of any borrower; the entrance of any judgment against any borrower in excess of $50,000, which is not fully covered by insurance; any divestiture of assets or stock of a subsidiary constituting a substantial portion of borrowers’ assets; the occurrence of a change in control (as defined in the credit facility); certain collateral impairments; a contribution failure with respect to any employee benefit plan that gives rise to a lien under ERISA; and the occurrence of any event which lender determines could be reasonably expected to have a material adverse effect (as defined in the credit facility).

The prior Bank of America credit facility provided for:

▪

a $10,000,000 revolving credit facility, with a $200,000 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depended on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve.

▪	a $4,500,000 term loan, which was used to fund the Company’s May, 2007 acquisition of Tibbetts.

Loans under the prior credit facility were secured by a security interest in substantially all of the assets of the borrowers including a pledge of the stock of the subsidiaries. All of the borrowers were jointly and severally liable for all borrowings under the credit facility.

The outstanding principal balance of the Bank of America term loan was $2,756,000 at December 31, 2008. In 2008, we used proceeds of $1,013,000 from the equipment sale-leaseback described below to pay down the term loan.

The outstanding principal balance of the Bank of America revolving credit facility was $3,000,000 at December 31, 2008. The total remaining availability on the revolving credit facility was approximately $4,349,000 at December 31, 2008.

In June 2008, the Company completed a sale-leaseback of machinery and equipment with Bank of America. The transaction generated proceeds of $1,098,000, of which $1,013,000 was used to pay down the domestic term loan. The facility was repaid on August 13, 2009 with proceeds borrowed under the new PrivateBank facility.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1.8 million line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 5.31%, 5.84% and 6.36% for 2009, 2008 and 2007, respectively. The outstanding balance was $678,000 and $605,000 at December 31, 2009 and 2008, respectively. The total remaining availability on the international senior secured credit agreement was approximately $1,177,000 and $1,203,000 at December 31, 2009 and 2008, respectively.

Datrix Note

As discussed above, in connection with the Company’s acquisition of Datrix, the Company issued a subordinated, non-negotiable promissory note dated August 13, 2009 to the former shareholder of Datrix, in the principal amount of $1.05 million. The Datrix note bears interest at an annual rate of 6%, provided, however, that upon the occurrence and during the continuance of an event of default (as defined in the Datrix note), at the holder’s option, the outstanding principal amount under the Datrix note will bear interest at an annual rate of 10%. The principal amount of the Datrix note is due and payable in three equal annual installments of $350,000 beginning on August 13, 2010 plus accrued and unpaid interest. Amounts outstanding under the Datrix note will automatically become immediately due and payable upon the sale of assets of the Company attributable to 90% or more of the Company’s consolidated sales volume or upon the direct or indirect acquisition of beneficial ownership of 50% or more of the combined voting power of the Company’s then-outstanding voting securities. Amounts owed under the Datrix note are unsecured and subordinated to the Company’s obligations pursuant to the credit facility discussed above.

The Company has the right to withhold and set off against amounts due under the Datrix note for certain claims for indemnification pursuant to the agreement governing the Company’s acquisition of Datrix. Upon the occurrence and during the continuance of an event of default, the holder may, among other things, declare the entire unpaid principal balance of the Datrix note, together with all accrued interest, immediately due and payable. Immediate acceleration of such amounts will occur automatically in the event of the Company’s insolvency or bankruptcy. Events of default include, among other things, the Company’s failure to pay amounts due under the Datrix note and such failure continues for 10 days; the insolvency or bankruptcy of the Company; the Company’s liquidation, winding up, dissolution, or suspension of operations in excess of 90 days; and the occurrence and continuation of an event of default as set forth in the Company’s credit facility.

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

Contractual Obligations

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of December 31, 2009.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic credit facility	$4,450,000	$—	4,450,000	—	$—

Domestic term loan	3,250,000	687,000	2,563,000	—	—

Domestic Note Payable	1,050,000	350,000	700,000

Foreign overdraft and letter of credit facility	678,000	678,000	—	—	—

Partnership payable	760,000	260,000	500,000	—	—

Dynamic Hearing license payments	525,000	525,000	—	—	—

Pension other post retirement benefit obligations	1,523,000	223,000	452,000	456,000	392,000

Capital leases	11,000	11,000	—	—	—

Operating leases	4,078,000	1,148,000	1,469,000	796,000	665,000

Total contractual cash obligations	$16,325,000	$3,882,000	$10,134,000	$1,252,000	$1,057,000

There are certain provisions in the underlying contracts that could accelerate our contractual obligations as noted above.

Foreign Currency Fluctuation

Generally, the effect of changes in foreign currencies on our results of operations is partially or wholly offset by our ability to make corresponding price changes in the local currency. From time to time, the impact of fluctuations in foreign currencies may have a material effect on the financial results of the Company. Foreign currency transaction amounts included in the statements of operation include losses of $13,000, $77,000 and $112,000 in 2009, 2008 and 2007, respectively. See Note 11 to the Company’s consolidated financial statements included herein.

Off-Balance Sheet Obligations

We had no material off-balance sheet obligations as of December 31, 2009.

Related Party Transactions

For a discussion of related party transactions, see Note 15 to the Company’s consolidated financial statements included herein.

Litigation

For a discussion of litigation, see “Item 3. Legal Proceedings” and Note 14 to the Company’s consolidated financial statements included herein.

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

Discontinued Operations

Included in discontinued operations is the Company’s non-core electronics segment. On December 29, 2009, the Company’s board of directors approved a plan to divest the assets of the non-core electronics segment and eliminate personnel and support costs associated with this segment. The Company concluded the segment is being held for sale at December 31, 2009 and, accordingly, the Company has restated the previously reported financial results of the non-core electronics segment to report the net results as a separate line in the consolidated statements of operations as “income (loss) from discontinued operations, net” for all periods presented, and the assets and liabilities of this segment on consolidated balance sheets have separately classified as “Assets/Liabilities of discontinued operations”. The Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations.

Goodwill and Intangible Assets

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of goodwill and intangible assets, including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates. The Company did not recognize any impairment charges for goodwill or intangible assets during fiscal 2009, 2008 or 2007. Although the Company had an operating loss for fiscal 2009, management believes that based on cost reduction actions and estimated revenue growth and margin improvement initiatives, that the Company will have cash flows that support the value of goodwill and intangible assets. While the Company currently believes the expected cash flows from these assets exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if the Company no longer believes it will achieve its long-term projected sales or operating expenses, the Company may conclude in connection with any future impairment tests that the estimated fair value of its goodwill, including intangible assets, are less than the book value and recognize an impairment charge. Such impairment would adversely affect the Company’s earnings.

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

Short-term exposures to changing foreign currency exchange rates are occasionally managed by financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of six months or less) to offset the earnings and cash flow impact of the nonfunctional currency denominated receivables and payables relating to select contracts. The decision by management to hedge any such transaction is made on a case-by-case basis. Foreign exchange forward contracts are denominated in the same currency as the receivable or payable being covered, and the term and amount of the forward foreign exchange contract substantially mirrors the term and amount of the underlying receivable or payable. The receivables and payables being covered arise from bank debt, trade and intercompany transactions of and among our foreign subsidiaries. At December 31, 2009, we did not have any forward foreign exchange contracts outstanding. We cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations.

All assets and liabilities of foreign operations with foreign functional currency are translated into U.S. dollars at prevailing rates of exchange in effect at the balance sheet date. Revenues and expenses are translated using average rates of exchange for the year. The functional currency of the Company’s German operations is the European Euro. As of January 1, 2006, the functional currency of the Company’s Singapore operations changed from the Singapore dollar to the U.S. dollar. Adjustments resulting from the process of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as a separate component of shareholders’ equity, net of tax, where appropriate. Foreign currency transaction amounts included in the statements of operation include losses of $13,000, $77,000 and $112,000 in 2009, 2008 and 2007, respectively. Based on our 2009 results of operations, if foreign currency exchange rates were to strengthen/weaken by 25% against the U.S. dollar, we would expect a resulting pre-tax loss/gain of approximately $1.6 million.

For more information regarding foreign currency risks, see “Foreign Currency Fluctuation – Item 7 on page 32 of this Annual Report on Form 10-K.

Interest Rate Risk

At December 31, 2009, we had $8.4 million in outstanding variable rate borrowings. A material change in interest rates could adversely affect our operating results and cash flows. A 100 basis-point increase in interest rates would increase our annual interest expense by $10,000 for each $1.0 million of variable debt outstanding for the entire year. Based on our average variable rate borrowings outstanding in 2009, a 100 basis-point increase in interest rates would have resulted in additional interest expense of $84,000.

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

Upon termination of the Bank of America credit facility, the Company was required to settle the outstanding obligations of $121,000 for the liability related to its interest rate swap agreement with Bank of America and recognize the corresponding charge of $121,000 in interest expense which was previously included in other comprehensive income.

In conjunction with the new credit facility the Company entered into an interest rate swap agreement with The Private Bank and Trust Company. At December 31, 2009 the Company had a United States Dollar denominated interest rate swap outstanding which effectively fixed the interest rate on floating rate debt, exclusive of lender spreads, at 2.75% for a notional principal amount of $4,000,000 through December 2009. The derivative net loss on this contract recorded in accumulated other comprehensive loss at December 31, 2009 was $35,000.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2009, the Company’s internal control over financial reporting was effective based on those criteria.

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
Arden Hills, Minnesota

We have audited the accompanying consolidated balance sheets of IntriCon Corporation and Subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss) and cash flows for each of the years in the three-year period ended December 31, 2009. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IntriCon Corporation and Subsidiaries as of December 31, 2009 and 2008 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 15, 2010

IntriCon Corporation
Consolidated Statements of Operations

Years ended December 31	2009	2008	2007

Sales, net	$51,675,653	$57,908,096	$59,669,342

Costs of sales	40,624,599	43,250,704	44,244,129

Gross profit	11,051,054	14,657,392	15,425,213

Operating expenses:
Selling expense	2,961,720	3,262,441	3,397,891
General and administrative expense	5,374,126	5,849,735	5,872,932
Research and development expense	3,344,939	3,247,767	3,088,770
Total operating expenses	11,680,785	12,359,943	12,359,593
Operating income (expense)	(629,731)	2,297,449	3,065,620

Interest expense	(836,592)	(678,567)	(942,033)
Equity in earnings (loss) of partnerships	(149,596)	(3,652)	(157,500)
Other expense, net	(219,883)	(36,097)	(79,764)
Income (loss) from continuing operations before income taxes and discontinued operations	(1,835,802)	1,579,133	1,886,323
Income tax (expense) benefit	33,819	(264,762)	(173,849)
Income (loss) before discontinued operations	(1,801,983)	1,314,371	1,712,474
Income (loss) from discontinued operations, net of income taxes	(2,118,538)	(276,770)	154,764
Net income (loss)	$(3,920,521)	$1,037,601	$1,867,238

Basic income (loss) per share:

Continuing operations	$(.34)	$.25	$.33
Discontinued operations	(.39)	(.05)	.03
Net income (loss)	$(.73)	$.20	$.36

Diluted income (loss) per share:
Continuing operations	$(.34)	$.24	$.31
Discontinued operations	(.39)	(.05)	.03
Net income (loss)	$(.73)	$.19	$.34

See accompanying notes to the consolidated financial statements.

Consolidated Balance Sheets

At December 31,

	2009	2008

Assets

Current assets

Cash	$385,055	$249,396

Restricted cash	405,745	385,916

Accounts receivable, less allowance for doubtful accounts of $226,000 at December 31, 2009 and $332,000 at December 31, 2008	7,083,694	8,611,636

Inventories	8,220,996	8,012,988

Refundable income taxes	63,676	27,645

Note receivable from sale of discontinued operations	—	225,000

Other current assets	815,742	610,531

Current assets of discontinued operations	1,139,813	1,899,809

Total current assets	18,114,721	20,022,921

Property, plant and equipment

Machinery and equipment	35,516,164	34,360,449

Less: accumulated depreciation and amortization	28,725,359	26,992,023

Net property, plant and equipment	6,790,805	7,368,426

Goodwill	9,716,841	7,581,107

Investment in partnerships	1,237,178	1,386,774

Other assets of discontinued operations	141,877	1,256,141

Other assets, net	1,361,355	1,846,448

	$37,362,777	$39,461,817

See accompanying notes to the consolidated financial statements.

At December 31,

	2009	2008

Liabilities and Shareholders’ Equity

Current liabilities

Checks written in excess of cash	$101,416	$199,189

Current maturities of long-term debt	1,708,839	1,503,762

Accounts payable	3,637,329	2,797,616

Deferred gains	110,084	120,478

Partnership payable	260,000	260,000

Liabilities of discontinued operations	926,409	763,968

Other accrued liabilities	2,866,584	3,775,684

Total current liabilities	9,610,661	9,420,697

Long-term debt, less current maturities	7,729,797	6,187,923

Other post-retirement benefit obligations	756,000	760,608

Partnership payable	500,000	760,000

Dynamic Hearing license agreement payable	—	525,000

Deferred income taxes	128,753	155,273

Accrued pension liability	543,194	578,388

Deferred gains	605,463	761,456

Total liabilities	19,873,868	19,149,345

Commitments and contingencies (notes 7 and 14)

Shareholders’ equity
Common shares, $1.00 par value per share; 20,000,000 shares authorized; 5,985,862 and 5,858,006 shares issued; 5,470,108 and 5,342,252 outstanding at December 31, 2009 and 2008, respectively	5,985,862	5,858,006

Additional paid-in capital	14,986,840	14,121,772

Retained earnings (deficit)	(2,005,187)	1,915,334

Accumulated other comprehensive loss	(213,528)	(317,562)

Less: 515,754 common shares held in treasury, at cost	(1,265,078)	(1,265,078)

Total shareholders’ equity	17,488,909	20,312,472

	$37,362,277	$39,461,817

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Cash Flows

Years ended December 31,	2009	2008	2007

Cash flows from operating activities:
Net income (loss)	$(3,920,521)	$1,037,601	1,867,238
Adjustments to reconcile net income to net cash provided (used) by operating activities:
Loss on impairment of long lived assets and goodwill	910,331	—	—
Depreciation and amortization	2,470,156	2,425,704	2,127,568
Stock-based compensation	560,571	525,972	280,376
Gains on sale of property and equipment	(51,386)	(1,900)	(3,858)
Deferred taxes	(26,520)	66,000	10,000
Change in deferred gain	(166,387)	(110,084)	(110,084)
Allowance for doubtful accounts	9,131	130,134	(11,670)
Allowance for note receivable	—	(225,000)	—
Equity in earnings of partnerships including impact of amortization expense	149,596	3,652	157,500
Changes in operating assets and liabilities:
Accounts receivable	1,762,565	(1,247,981)	1,242,457
Inventories	729,219	949,367	(4,607)
Other assets	201,025	507,371	(476,464)
Accounts payable	743,456	(822,795)	(1,966,327)
Accrued expenses	(1,508,988)	(553,654)	445,586
Customers advance payments on contracts	—	(190,062)	10,229
Other liabilities	(17,494)	(42,498)	(34,631)
Net cash provided by continuing operations	1,844,754	2,451,827	3,533,313

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,466,700)	(1,473,563)	(2,763,217)
Cash paid for acquisitions, net of cash received	(1,342,171)	—	(4,606,251)
Proceeds from dividend received from joint venture	—	200,000	—
Proceeds from sales of property, plant and equipment	100,000	1,100,091	9,169
Proceeds from note receivable	225,000	75,000	300,000
Net cash used by investing activities	(2,483,961)	(98,472)	(7,060,299)

Cash flows from financing activities:
Proceeds from stock purchases and exercise of stock options	151,946	236,633	872,221
Repayments of short-term borrowings	—	(370,760)	—
Proceeds from long term borrowings	17,813,248	14,752,253	9,483,583
Repayments of long-term debt	(17,179,618)	(16,664,066)	(6,093,137)
Payments of partnership payable	—	(260,000)	(260,000)
Change in restricted cash	(8,598)	(2,710)	(4,983)
Change in checks written in excess of cash	6,334	(170,945)	(257,842)
Net cash provided (used) by financing activities	783,312	(2,479,595)	3,739,842

Effect of exchange rate changes on cash	(8,536)	(5,611)	8,461
Increase (decrease) in cash	135,659	(131,851)	221,317
Cash beginning of year	249,396	381,247	159,930

Cash end of year	$385,055	$249,396	$381,247

See accompanying notes to the consolidated financial statements.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)

Years ended December 31, 2009, 2008 and 2007

	Common Stock Number of Shares	Common Stock $ Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Comprehensive Income (loss)	Treasury Stock	Total Shareholders’ Equity
Balance December 31, 2006	5,706,235	$5,706,235	$12,339,988	$(989,505)	$(184,674)		$(1,265,078)	$15,606,966
Exercise of stock options	106,502	106,502	765,719					872,221
Shares issued in lieu of cash for services	754	754	5,366					6,120
Stock option expense			280,376					280,376
Net income				1,867,238		$1,867,238		1,867,238
Change in fair value of interest rate swap					(79,215)	(79,215)		(79,215)
Translation gain, net of income taxes of $0					43,489	43,489		43,489
Comprehensive income						$1,831,512
Balance December 31, 2007	5,813,491	5,813,491	13,391,449	877,733	(220,400)		(1,265,078)	18,597,195
Exercise of stock options	3,400	3,400	4,900					8,300
Shares issued under the Employee Stock Purchase Plan	34,213	34,213	172,870					207,083
Shares issued in lieu of cash for services	1,902	1,902	10,331					12,233
Shares issued under the Non-employee Director and Exec. Officer Stock Purchase Program	5,000	5,000	16,250					21,250
Stock option expense			525,972					525,972
Net income				1,037,601		$1,037,601		1,037,601
Change in fair value of interest rate swap					(57,033)	(57,033)		(57,033)
Translation gain, net of income taxes of $0					(40,129)	(40,129)		(40,129)
Comprehensive income						$940,439
Balance December 31, 2008	5,858,006	$5,858,006	$14,121,772	$1,915,334	$(317,562)		$(1,265,078)	$20,312,472
Shares issued for the purchase of Datrix	75,000	75,000	195,000					270,000
Shares issued under the Employee Stock Purchase Plan	29,516	29,516	60,430					89,946
Shares issued in lieu of cash for services	3,340	3,340	7,067					10,407
Shares issued under the Non-employee Director and Exec. Officer Stock Purchase Program	20,000	20,000	42,000					62,000
Stock option expense			560,571					560,571
Net loss				(3,920,521)		$(3,920,521)		(3,920,521)
Change in fair value of interest rate swap					101,648	101,648		101,648
Translation gain, net of income taxes of $0					2,386	2,386		2,386
Comprehensive loss						$(3,816,487)
Balance December 31, 2009	5,985,862	$5,985,862	$14,986,840	$(2,005,187)	$(213,528)		$(1,265,078)	$17,488,909

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (formerly Selas Corporation of America) (referred to as the Company, we, us or our) is an international firm engaged in designing, developing, engineering and manufacturing body-worn devices. The Company serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature injection-molded plastics, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, medical equipment, hearing instruments, electronics, professional audio and telecommunications devices and computers. In addition to its operations in Minnesota, the Company has facilities in California, Maine, Singapore, and Germany.

Basis of Presentation –In the fourth quarter of 2009, the Company initiated its plan to divest its non-core electronics segment. This segment consisted of the operating assets of the wholly-owned subsidiary, RTI Electronics, located in Anaheim, California. The Company has accounted for the plan to dispose of the subsidiaries as a discontinued operation and, accordingly, has reclassified all of its historical financial data. Consequently, the financial statements and footnote disclosures reflected in continuing operations the body-worn device segment only. See further information in Note 2.

Discontinued Operations - Included in discontinued operations is the Company’s non-core electronics segment. On December 29, 2009, the Company’s board of directors approved a plan to divest the assets of the non-core electronics segment and eliminate personnel and support costs associated with this segment. The Company concluded the segment is being held for sale at December 31, 2009 and, accordingly, the Company has restated the previously reported financial results of the non-core electronics segment to report the net results as a separate line in the consolidated statements of operations as “income (loss) from discontinued operations, net” for all periods presented, and the assets and liabilities of this segment on consolidated balance sheets have separately classified as “Assets/Liabilities of discontinued operations”. The Company elected to not allocate consolidated interest expense to the discontinued operations where the debt is not directly attributed to or related to the discontinued operations. All of the financial information in the consolidated financial statements and notes to the consolidated financial statements has been revised to reflect only the results of continuing operations.

Consolidation – The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. The Company owns 90 percent of its Germany subsidiary, with the remaining 10 percent owned by the general manager. All material intercompany transactions and balances have been eliminated in consolidation. On January 1, 2010, the Company purchased the remaining 10 percent minority interest of its German subsidiary for approximately $18,000. The non-controlling interest was immaterial for all periods presented.

Segment Disclosures – A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. The Company’s segments have similar economic characteristics and are similar in the nature of the products sold, type of customers, methods used to distribute the Company’s products and regulatory environment. Management believes that the Company meets the criteria for aggregating its operating segments of its continuing operations into a single reporting segment.

Use of Estimates – Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the recording of reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates. Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of goodwill and intangible assets, including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates. The Company did not recognize any impairment charges for goodwill or intangible assets during fiscal 2009, 2008 or 2007. Although the Company had an operating loss for fiscal 2009, management believes that based on cost reduction actions and estimated revenue growth and margin improvement initiatives, that the Company will have cash flows that supports the value of goodwill and intangible assets. While the Company currently believes the expected cash flows from these assets exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if the Company no longer believes it will achieve its long-term projected sales or operating expenses, the Company may conclude in connection with any future impairment tests that the estimated fair value of its goodwill, including intangible assets, are less than the book value and recognize an impairment charge. Such impairment would adversely affect the Company’s earnings.

Revenue Recognition – The Company’s continuing operations recognize revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Under contractual terms shipments are generally FOB shipment point.

Customers have 30 days to notify the Company if the product is damaged or defective. Beyond that, there are no significant obligations that remain after shipping other than warranty obligations. Contracts with customers do not include product return rights, however, the Company may elect in certain circumstances to accept returns for product. The Company records revenue for product sales net of returns. Sales and use tax are reported on a net basis, excluding them from sale and cost of sales.

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

Shipping and Handling Costs –The Company included shipping and handling revenues in sales and shipping and handling costs in cost of sales.

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

Restricted Cash –Restricted cash consists of deposits required to secure a credit facility at our Singapore location and deposits required to fund retirement related benefits for certain employees of foreign subsidiaries.

Accounts Receivable – The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are shown net of allowance for uncollectible accounts of $226,000 and $332,000 at December 31, 2009 and 2008, respectively.

Inventories – Inventories are stated at the lower of cost or market. The cost of the inventories was determined by the average cost and first-in, first-out methods.

Property, Plant and Equipment – Property, plant and equipment are carried at cost. Depreciation is computed by straight-line and accelerated methods using estimated useful lives of 5 to 40 years for buildings and improvements, and 3 to 12 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Improvements are capitalized and expenditures for maintenance, repairs and minor renewals are charged to expense when incurred. At the time assets are retired or sold, the costs and accumulated depreciation are eliminated and the resulting gain or loss, if any, is reflected in the consolidated statement of operations. Depreciation expense from continuing operations was $1,967,000, $1,838,000, and $1,720,000 for the years ended December 31, 2009, 2008, and 2007, respectively.

Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of – The Company reviews its long-lived assets, certain identifiable intangibles, and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The Company assesses the impairment of long-lived assets whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The Company will record impairment losses on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets’ carrying amount. The amount of impairment loss recorded will be measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. To date, the Company has determined that no impairment of long-lived assets from continuing operations exists.

The test for goodwill impairment is a two-step process, and is performed at least annually during the Company’s fourth quarter. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities.

Other assets net - The principal amounts included in other assets, net are a prepaid technology fee, debt issuance costs, and a technology fee. The debt issuance costs are being amortized over the related term of the debt on a straight-line basis (which approximates the interest method) and are included in interest expense and the other assets are being amortized over their estimated useful life on a straight-line basis. Amortization expense was $260,000, $128,000, and $65,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The estimated amortization expense for the years ending December 31, 2010 to 2014 is as follows: 2010 - $292,000, 2011 - $223,000, 2012 - $137000, 2013 - $74,000, 2014 - $0.

Investments in Partnerships - Certain of the Company’s investment in equity securities are long-tem, strategic investments in companies. The Company accounts for these investments under the equity method of accounting and records the investment at the amount the Company paid for its initial investment and adjusts for the Company’s share of the investee’s income or loss and dividends paid. The Company’s investments include an investment in Hearing Instrument Manufacturers Patent Partnership (K/S HIMPP) and a 50% interest in a joint venture with a Swiss company as more fully described in Note 18. Equity method of accounting partnership interests are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be recoverable. To date there have been no impairment losses recognized.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation reserves are established to the extent the future benefit from the deferred tax assets realization is more likely than not to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2008, the Company had accrued zero for the payment of tax related interest and there was no tax interest or penalties recognized in the statements of operations. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2006-2009 and state tax returns for the fiscal year 2005-2009. The Company does not expect any reasonably possible material changes to the estimated amounts associated with its uncertain tax positions and related accruals for interest and penalties through December 31, 2010.

Employee Benefit Obligations – The Company provides pension and health care insurance for certain domestic retirees and employees of its operations discontinued in 2005. These obligations have been included in continuing operations as the Company expects to retain these obligations. The Company also provides retirement related benefits for certain foreign employees. The Company measures the costs of its obligation based on actuarial determinations. The net periodic costs are recognized as employees render the services necessary to earn the post-retirement benefit and are recorded on the consolidated balance sheet as accrued pension liability.

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

Product Warranty – The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assessed the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability for the years ended December 31, 2009, 2008 and 2007.

	2009	2008	2007

Beginning of the year balance	$100,200	$136,000	$104,500

Warranty expense	47,600	44,900	79,900
Closed warranty claims	(77,100)	(80,700)	(48,400)
Change in estimate	—	—	—

End of the year balance	$70,700	$100,200	$136,000

Advertising Costs – Advertising costs are charged to expense as incurred. Advertising costs were $15,000, $5,000, and $47,000, for the years ended December 31, 2009, 2008, and 2007, respectively, and are included in selling expense in the consolidated statements of operations.

Research and Development Costs – Research and development costs, net of customer funding amounted to $3.3 million, $3.2 million, and $3.1 million in 2009, 2008 and 2007, respectively, are charged to expense when incurred.

The following table sets forth development costs associated with customer funding:

	Year ended December 31,
	2009	2008	2007
Total cost incurred	$784,000	$679,000	$362,000
Amount funded by customers	(784,000)	(645,000)	(281,000)
Net expense	$—	$34,000	$81,000

Income (loss) Per Share – Basic income (loss) per share is computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the year. Diluted income (loss) per common share reflects the potential dilution of securities that could share in the earnings. The Company uses the treasury stock method for calculating the dilutive effect of stock options.

Comprehensive Income (Loss) – Comprehensive income (loss) consists of net income (loss), change in fair value of derivative instruments and foreign currency translation adjustments and is presented in the consolidated statements of shareholders’ equity and comprehensive income (loss).

Foreign Currency Translation and Transactions -The Company’s German subsidiary accounted for its transactions in its functional currency, the Euro. Foreign assets and liabilities are translated into United States dollars using the year-end exchange rates. Equity is translated at average historical exchange rates. Results of operations are translated using the average exchange rates throughout the year. Translation gains or losses are accumulated as a separate component of shareholders’ equity.

Derivative Financial Instruments — Information regarding our derivative financial instruments is found in Note 17. We do not use derivative financial instruments for speculative or trading purposes. All derivative transactions must be linked to an existing balance sheet item or firm commitment, and the notional amount cannot exceed the value of the exposure being hedged.

We recognize all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically in shareholders’ equity as a component of accumulated other comprehensive loss. Generally, changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive loss, net of tax. We present amounts used to settle cash flow hedges as financing activities in our consolidated statements of cash flows.

New Accounting Pronouncements

In September 2006, the FASB issued ASC 820, “Fair Value Measurements and Disclosures”. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement applies to accounting pronouncements that require or permit fair value measurements, except for share-based compensation transactions. This Statement was effective for financial statements issued for fiscal years beginning after November 15, 2007, except for non-financial assets and liabilities for which this Statement was effective for years beginning after November 15, 2008. The adoption of this statement was not material to the Company.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. This statement, which was adopted by the Company during fiscal 2009, modified the Generally Accepted Accounting Principles (“GAAP”) hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature. The FASB Accounting Standards Codification (“FASB ASC”), also known collectively as the “Codification”, is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases by the SEC. In accordance with this statement, all accounting references in these financial statements have been updated, replacing SFAS references with FASB ASC references.

During May 2009, FASB ASC 855, Subsequent Events was issued. This statement requires all entities to evaluate subsequent events through the date that the financial statements are available to be issued and disclose in the notes the date through which the Company has evaluated subsequent events and whether the financial statements were issued or were available to be issued on the disclosed date. FASB ASC 855 defines two types of subsequent events. The first type consists of events or transactions that provide additional evidence about conditions that existed at the date of the balance sheet and the second type consists of events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after that date. FASB ASC 855 was adopted in the third quarter of fiscal 2009 and did not have a material impact on the Company’s consolidated financial statements. The Company determined there were no subsequent events requiring recording or disclosure in the financial statements.

In December 2007, the Financial Accounting Standards Board issued new accounting guidance on business combinations and non-controlling interests in consolidated financial statements. The new guidance revises the method of accounting for a number of aspects of business combinations and noncontrolling interests, including acquisition costs, contingencies (including contingent assets, contingent liabilities and contingent purchase price), the impacts of partial and step-acquisitions (including the valuation of net assets attributable to non-acquired minority interests) and post-acquisition exit activities of acquired businesses. The new guidance was effective for the Company during our fiscal year beginning January1, 2009. The adoption of the new guidance impacted the results of operations due to the requirement to expense acquisition costs as incurred

On January 1, 2009, we adopted new accounting guidance on disclosures about derivative instruments and hedging activities. The new guidance impacts disclosures only and requires additional qualitative and quantitative information on the use of derivatives and their impact on an entity’s financial position, results of operations and cash flows. Refer to Note 17 for additional information regarding hedging activities.

2. DISCONTINUED OPERATIONS

In December 2009, the Company’s Board of Directors authorized management to exit the non-core electronics products segment operated by its wholly-owned subsidiary, RTI Electronics, and divest the assets used in the business. The decision to exit the electronics products segment was made to allow the Company to focus on its core body-worn device segment and expected to improve the Company’s overall margins and profitability. In connection with its decision to divest the electronics business, the Company evaluated assets for impairment and costs of terminating employees and recorded the following: (i) an impairment charge of $685,000 relating to goodwill, (ii) a reduction to realizable value of $720,000 to tangible assets, and (iii) $275,000 in employee termination costs for the year ended December 31, 2009. Additional employee termination costs are expected to be approximately $185,000 in 2010. The Company expects the divesture to be completed by mid-2010.

The following table shows the results of operations of the Company’s electronic products segment (in thousands):

	Year Ended December 31,
	2009	2008	2007

Sales, net	$5,382	$7,647	$9,314
Operating costs and expenses	(5,653)	(7,901)	(9,116)
Loss on impairment of long lived asset and goodwill	(910)	—	—
Operating income (loss)	(1,181)	(254)	198
Other expense, net	(923)	(24)	(36)
Income (loss) from operations before income tax benefit	(2,104)	(278)	162
Income tax expense (benefit)	15	(1)	7
Net income (loss) from discontinued operations	$(2,119)	$(277)	$155

The following table shows the assets and liabilities of the electronic products segment at December 31, 2009 and 2008 (in thousands):

	2009	2008

Cash	$5	$—
Accounts receivable, net	757	913
Inventory, net	332	839
Other current assets	46	148
Current assets of discontinued operations	1,140	1,900
Property and equipment, net	116	544
Other assets of discontinued operations, including goodwill of $685 as of December 31, 2008	26	712

Accounts payable	351	352
Accrued compensation and other liabilities	575	412
Current liabilities of discontinued operations	$926	$764

Information regarding the nonrecurring fair value measurement completed in each period was as follows:

2009 (in thousands):	Fair Value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment Charge

Long-lived assets and goodwill of discontinued operations	$116	$—	$—	$116	$910

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

The purchase price included a closing cash payment of $1,225,000, issuance of 75,000 shares of common stock of the Company, valued at $270,000 based on the fair value of the common stock on August 13, 2009, and the issuance of a promissory note in the amount of $1,050,000 bearing annual interest at 6%. In addition, the Company paid off Datrix’s outstanding line of credit with Wells Fargo of $130,000 at closing.

The principal amount of the promissory note is payable in three installments of $350,000 on August 13, 2010, August 13, 2011 and August 13, 2012. The note bears annual interest at 6% and is payable with each principal as set forth above.

The assets and liabilities of Datrix were recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. Likewise, the results of operations of the Datrix operations since August 13, 2009 have been included in the accompanying consolidated statements of operations. The allocation of the net purchase price of the acquisition resulted in goodwill of approximately $2,136,000. The goodwill represents operating and market synergies that the Company expects to be realized as a result of the acquisition and future opportunities and is not tax deductible. The purchase price allocation is based on estimates of fair values of assets acquired and liabilities assumed. The valuation required the use of significant assumptions and estimates. These estimates were based on assumptions the Company believed to be reasonable.

The purchase price was as follows as of August 13, 2009 (amounts in thousands):

Cash paid to seller at closing	$1,225
Cash paid to Wells Fargo at closing	130
Stock consideration	270
Seller note at close	1,050
Total purchase price	$2,675

The following table summarizes the purchase price allocation for the Datrix acquisition (amounts in thousands):

Cash	$13
Other current assets	514
Intangible assets (weighted average life of 2.4 years)	125
Goodwill – Body-Worn Segment	2,136
Current liabilities	(113)
Total preliminary purchase price allocation	$2,675

Results from operations of Datrix are not considered material to the financial statements for 2009. Proforma results are also not considered material for 2009 and 2008. Acquisition costs of $277,000 were incurred during the year ended December 31, 2009 and are included in other expenses, net in the Consolidated Statement of Operations.

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

(amounts in thousands, except per share amounts)	Year ended December 31, 2007 (unaudited)

Net sales	$61,205

Cost of sales	45,577

S, G & A	12,873

Interest expense	1,050

Other expense	242

Income from continuing operations before income taxes	$1,463

Income per share:
Basic	$0.28
Diluted	$0.27

Weighted average number of shares outstanding:
Basic	5,210
Diluted	5,520

The pro forma income from continuing operations for the period presented includes the increase in interest expense related to the borrowings used to fund the acquisition and the increase in depreciation expense of Tibbetts related to the step-up of fixed assets to fair value.

4. GEOGRAPHIC INFORMATION

The geographical distribution of long-lived assets and net sales to geographical areas as of and for the years ended December 31, 2009and 2008 are set forth below:

Long-lived Assets

	2009	2008

United States	$5,893,000	$6,281,000
Other – primarily Singapore	1,229,000	1,425,000
Consolidated	$7,122,000	$7,706,000

Long-lived assets consist primarily of property and equipment. The Company capitalizes long-lived assets pertaining to the production of specialized parts. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted sales exceeds the carrying value of the assets.

Net Sales to Geographical Areas

	2009	2008	2007

United States	$36,587,193	41,037,167	$44,248,197
Germany	3,335,249	3,749,265	3,413,579
China	2,716,100	2,579,948	2,373,276
Switzerland	561,004	994,551	953,982
Singapore	891,671	1,416,444	1,525,659
France	1,428,005	1,461,847	939,073
Japan	1,740,476	1,157,372	1,280,774
United Kingdom	528,413	762,819	439,699
Turkey	297,664	446,362	488,539
Hong Kong	365,044	283,869	123,961
All other countries	3,224,834	4,018,452	3,882,603
Consolidated	$51,675,653	$57,908,096	$59,669,342

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

One customer accounted for 22 percent, 15 percent and 13 percent of the Company’s consolidated net sales in 2009, 2008 and 2007, respectively. A second customer accounted for 11 percent of the Company’s consolidated net sales in 2009. During 2009, the top five customers accounted for approximately $24 million or 46 percent of the Company’s consolidated net sales. During 2008, the top five customers accounted for approximately $23 million or 40 percent of the Company’s consolidated net sales. During 2007, the top five customers accounted for approximately $26 million or 44 percent of the Company’s consolidated net sales.

At December 31, 2009, two customers accounted for 16 percent and 11 percent of the Company’s consolidated accounts receivable, respectively. Two customers accounted for 13 percent and 12 percent of the Company’s consolidated accounts receivable at December 31, 2008.

5. GOODWILL

The Company performed the required goodwill impairment test during the years ended December 31, 2009, 2008, and 2007. The Company completed or obtained an analysis to assess the fair value of its business units to determine whether goodwill carried on its books was impaired and the extent of such impairment, if any for the years ended December 31, 2009, 2008, and 2007. For each year, the analysis used the discounted cash flow analysis; future benefits over a period of time are estimated and then discounted back to present value. Based upon this analysis, the Company determined that its current goodwill balances associated with the body-worn device segment were not impaired as of December 31, 2009, 2008 and 2007.

A two-step approach is used in evaluating goodwill for impairment. First, we compare the fair value of the reporting unit to which the goodwill is assigned to the carrying amount of its net assets. In calculating fair value, we use the income approach. The income approach is a valuation technique under which we estimate future cash flows using the reporting unit’s financial forecast from the perspective of an unrelated market participant. Future estimated cash flows are discounted to their present value to calculate fair value. The discount rate used is the value-weighted average of our estimated cost of capital derived using both known and estimated customary market metrics. In determining the fair value of our reporting units we are required to estimate a number of factors, including projected future operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items. For reasonableness, the summation of our reporting units’ fair values is compared to our consolidated fair value as indicated by our market capitalization plus an appropriate control premium. If the carrying amount of a reporting unit’s net assets exceeds its estimated fair value, the second step of the goodwill impairment analysis requires us to measure the amount of the impairment loss. An impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. In calculating the implied fair value of the goodwill, we measure the fair value of the reporting unit’s assets and liabilities, excluding goodwill. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, are the implied fair value of the reporting unit’s goodwill.

The changes in the carrying amount of goodwill for the years presented are as follows:

Carrying amount at December 31, 2006	$5,264,585
Goodwill acquired during the year	2,288,104
Carrying amount at December 31, 2007	7,552,689
Revision to prior year purchase price allocation	28,418
Carrying amount at December 31, 2008	7,581,107
Goodwill acquired during the year (Note 3)	2,135,734
Carrying amount at December 31, 2009	$9,716,841

6. INVENTORIES

Inventories consisted of the following:

December 31,	Raw materials	Work-in process	Finished products and components	Total

2009
Domestic	$3,650,572	$1,679,985	$934,554	$6,265,111
Foreign	1,515,502	216,577	223,806	1,955,885
Total	$5,166,074	$1,896,562	$1,158,360	$8,220,996

2008
Domestic	$3,128,429	$1,549,238	$1,118,685	$5,796,352
Foreign	1,609,392	326,874	280,370	2,216,636
Total	$4,737,821	$1,876,112	$1,399,055	$8,012,988

7. SHORT AND LONG-TERM DEBT

Short and long term debt at December 31were as follows:

	2009	2008
Domestic Asset-Based Revolving Credit Facility	$4,450,000	$3,000,000
Foreign Overdraft and Letter of Credit Facility	678,000	606,000
Domestic Term Loan	3,250,000	2,756,000
Domestic Capital Equipment Leases	11,000	1,330,000
Note Payable Datrix Purchase	1,050,000	—
Total Debt	9,439,000	7,692,000
Less: Current maturities	(1,709,000)	(1,504,000)
Total Long Term Debt	$7,730,000	$6,188,000

Payments Due by Period

	2010	2011	2012	2013	2014	Thereafter	Total
Domestic credit facility	$—	$—	$4,450,000	$—	$—	$—	$4,450,000
Domestic term loan	688,000	712,000	1,850,000	—	—	—	3,250,000
Domestic Note Payable	350,000	350,000	350,000	—	—	—	1,050,000
Foreign overdraft and letter of credit facility	660,000	18,000	—	—	—	—	678,000
Capital leases	11,000	—	—	—	—	—	11,000
Total debt	$1,709,000	$1,080,000	$6,650,000	$—	$—	$—	$9,439,000

The Company and its domestic subsidiaries entered into a new three year credit facility with The PrivateBank and Trust Company on August 13, 2009, to finance a portion of the Datrix acquisition and replacing the prior credit facilities with Bank of America, including capital leases. The credit facility provides for:

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

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on predefined levels of Funded Debt / EBITDA, at the option of the Company, at:

▪	the London InterBank Offered Rate (“LIBOR”) plus 3.00% - 4.00%, or

▪	the base rate, which is the higher of (a) “prime” rate or the Federal Funds Rate plus 0.5%, plus 0.25% - 1.25%.

Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans. IntriCon is also required to pay a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

Weighted average interest on our domestic credit facilities (including prior facilities) was 4.07%, 5.51% and 7.82% for 2009, 2008 and 2007, respectively.

The outstanding principal balance of the term loan is payable in quarterly installments of varying amounts ranging from $168,750 to $187,500. Any remaining principal and accrued interest is payable on August 13, 2012. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan.

Upon termination of the Bank of America credit facility (which was available in 2007, 2008 and through August 13, 2009), the Company was required to settle the outstanding obligations of $121,000 for the liability related to its interest rate swap agreement with Bank of America and recognize the corresponding expense of $121,000 in interest expense which was previously included in other comprehensive income. In addition the Company expensed the remaining deferred financing costs of $86,000 related to the Bank of America facility, which is included in interest expense.

The Company is subject to various covenants under the credit facility, including financial covenants relating to tangible net worth, funded debt to Earnings Before Interest, Taxes, Depreciation and Amortization, fixed charge coverage ratio and capital expenditures. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things, incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equityholders; purchase or redeem any of its equity interests or any warrants, options or other rights in respect thereof; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. In March 2010, the Company entered into an amendment with The PrivateBank to waive certain covenant violations at December 31, 2009 and January 31, 2010 and reset certain covenant thresholds defined in the original agreement.

The prior credit facility with Bank of America provided for:

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

Loans under the prior credit facility were secured by a security interest in substantially all of the assets of the borrowers including a pledge of the stock of the subsidiaries. All of the borrowers were jointly and severally liable for all borrowings under the credit facility.

The principal balance of the Bank of America term loan was $2,756,250 at December 31, 2008. In 2008, we used proceeds of $1,013,000 from an equipment sale-leaseback described below to pay down the term loan.

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

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1.8 million line of credit through 2009. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 5.31%, 5.84% and 6.36% for 2009, 2008 and 2007, respectively. The outstanding balance was $678,000 and $605,000 at December 31, 2009 and 2008, respectively.

The total remaining availability on the domestic and international revolving credit facility was approximately $3,998,000 at December 31, 2009. The principal balance of the term loan was $3,250,000 at December 31, 2009.

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2009, and 2008 were as follows:

	2009	2008

Salaries, wages and commissions	$1,231,026	$1,826,990
Taxes, including payroll withholdings and excluding income taxes	40,547	51,835
Accrued severance benefits	—	61,639
Accrued professional fees	314,351	361,580
Accrued Dynamic Hearing strategic alliance payments	525,000	475,000
Other	755,660	998,640

	$2,866,584	$3,775,684

Accrued severance benefits recorded at December 31, 2008 were paid in 2009.

9. DOMESTIC AND FOREIGN INCOME TAXES

Domestic and foreign income taxes (benefits) from continuing operations were comprised as follows:

	Years ended December 31,
	2009	2008	2007
Current
Federal	$—	$—	$—
State	—	94,014	(18,802)
Foreign	(7,299)	104,748	182,651
	(7,299)	198,762	163,849
Deferred
Federal	—	—	—
State	—	—	—
Foreign	(26,520)	66,000	10,000
	(26,520)	66,000	10,000

Income taxes (benefit)	$(33,819)	$264,762	$173,849

Income (loss) from continuing operations before income taxes is as follows:
Foreign	12,118	597,234	1,088,951
Domestic	(1,847,920)	981,899	797,372
	$(1,835,802)	$1,579,133	$1,886,323

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate based on income (loss) from continuing operations:

	Years ended December 31,
	2009	2008	2007

Tax provision at statutory rate	(34.0)%	34.0%	34.0%
Change in valuation allowance	31.2	(29.1)	(20.9)
Impact of permanent items, including stock based compensation expense	3.0	14.6	—
Effect of foreign tax rates	(0.0)	(2.4)	(8.7)
State taxes net of federal benefit	(0.4)	3.2	1.4
Other	(1.6)	(3.5)	3.5
Domestic and foreign income tax rate	(1.8)%	16.8%	9.2%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2009, and 2008 are presented below:

	2009	2008

Deferred tax assets:
Net operating loss carry forwards and credits – United States	$5,404,789	$4,738,108
Depreciation and amortization	578,012	300,650
Inventory related timing differences	1,057,992	821,884
Compensation accruals	675,692	435,123
Accruals and reserves	588,028	590,862
Other	455,721	380,508
Total deferred tax assets	8,760,234	7,267,135
Less: valuation allowance	8,760,234	7,267,135
Deferred tax assets net of valuation allowance	$—	$—

Deferred tax liabilities:
Plant and equipment, due to differences in depreciation and capitalized interest	$(128,753)	$(155,273)
Total deferred tax liabilities	(128,753)	(155,273)
Net deferred tax liabilities	$(128,753)	$(155,273)

Domestic and foreign deferred taxes were comprised as follows:

December 31, 2009	Federal	State	Foreign	Total

Current deferred asset	$—	$—	$—	$—
Non-current deferred liability	—	—	(128,753)	(128,753)

Net deferred tax liability	$—	$—	$(128,753)	$(128,753)

December 31, 2008	Federal	State	Foreign	Total

Current deferred asset	$—	$—	$—	$—
Non-current deferred liability	—	—	(155,273)	(155,273)

Net deferred tax liability	$—	$—	$(155,273)	$(155,273)

The valuation allowance is maintained against deferred tax assets which the Company has determined are not likely to be realized. The change in valuation allowance was $1,493,000, $(867,000) and $(429,000) for the years ended December 31, 2009, 2008 and 2007, respectively. In addition, the Company has net operating loss carryforwards for Federal tax purposes of approximately $15.1 million that begin to expire in 2022. Subsequently recognized tax benefits, if any, relating to the valuation allowance for deferred tax assets or realization of net operating loss carryforwards will be reported in the consolidated statements of operations. If substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that are available to be utilized. The Company analyzes ownership changes on a consistent basis.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company determined all tax positions for which the statute of limitations remained open. As a result of the implementation, the Company did not record any adjustment to the liability for unrecognized income tax benefits or retained earnings. The Company does not have any unrecognized tax benefits as of December 31, 2009 and 2008.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal and local, or non-U.S. income tax examinations by tax authorities for the years starting before 2006 and state for the years starting before 2005. There are no other on-going or pending IRS, state, or foreign examinations.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense for all periods presented. During the tax years ended December 31, 2009, 2008, and 2007 the Company has no amounts accrued for the payment of interest and penalties.

10. EMPLOYEE BENEFIT PLANS

The Company has defined contribution plans for most of its domestic employees. Under these plans, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plans. In the second quarter of 2009, the Company elected to suspend employer contributions into the defined contribution plans. The Company contribution to these plans for 2009, 2008, and 2007 was $74,000, $301,000, and $225,000, respectively.

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

The following table presents the amounts recognized in the Company’s consolidated balance sheet at December 31, 2009 and 2008 for post-retirement medical benefits:

	2009	2008
Change in Projected Benefit Obligation
Projected benefit obligation at January 1	$905,608	$1,001,532
Service cost (excluding administrative expenses)	—	—
Interest cost	58,318	55,292
Actuarial loss/(gain)	90,348	8,784
Participant contributions	87,500	85,000
Benefits paid	(252,500)	(245,000)

Projected benefit obligation at December 31	889,274	905,608

Change in fair value of plan assets
Employer contributions	165,000	160,000
Participant contributions	87,500	85,000
Benefits paid	(252,500)	(245,000)

Fair value of plan assets at December 31	—	—

Funded status	(889,274)	(905,608)

Amount recognized in balance sheet
Current liabilities	133,274	145,000
Noncurrent liabilities	756,000	760,608
Net amount	$889,274	$905,608

Amount recognized in other comprehensive income
Unrecognized net actuarial gain	—	—
Total	$—	$—

Accrued post-retirement medical benefit costs are classified as other post-retirement benefit obligations as of December 31, 2009 and 2008.

Net periodic post-retirement medical benefit costs for 2009, 2008 and 2007 included the following components:

	2009	2008	2007
Service cost	$—	$—	$629
Interest cost	58,318	55,292	69,225

Net periodic post-retirement medical benefit cost	$58,318	$55,292	$69,854

For measurement purposes, a 9.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2010; the rate was assumed to decrease gradually to 5% by the year 2013 and remain at that level thereafter. The health care cost trend rate assumption may have a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement medical benefit obligation as of December 31, 2009 by $11,129 and the aggregate of the service and interest cost components of net periodic post-retirement medical benefit cost for the year ended December 31, 2009 by $819. Employer contributions for 2010 are expected to be approximately $145,000.

The assumptions used years ended December 31 were as follows:

	2009	2008	2007

Annual increase in cost of benefits	9.00%	9.00%	9.00%

Discount rate used to determine year-end obligations	6.00%	7.00%	6.00%

Discount rate used to determine year-end expense	7.00%	6.00%	6.00%

The following employer benefit payments, which reflect expected future service, are expected to be paid:

2010	$145,000
2011	$145,000
2012	$145,000
2013	$145,000
2014	$140,000
Years 2015 – 2019	$685,000

The Company provides retirement related benefits to former executive employees and to certain employees of foreign subsidiaries. The liabilities established for these benefits at December 31, 2009 and 2008 are illustrated below.

	2009	2008
Current portion	$90,656	$90,656
Long term portion	543,194	578,388

Total liability at December 31	$633,850	$669,044

11. CURRENCY TRANSLATION ADJUSTMENTS

All assets and liabilities of foreign operations in which the functional currency is foreign are translated into U.S. dollars at prevailing rates of exchange in effect at the balance sheet date. Revenues and expenses are translated using average rates of exchange for the year. Adjustments resulting from the process of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as a separate component of shareholders’ equity, net of tax, where appropriate. Foreign currency transaction amounts included in the statements of operation include a loss of $13,000 in 2009, a loss of $77,000 in 2008, and a loss of $112,000 in 2007.

12. COMMON STOCK AND STOCK OPTIONS

The Company has a 1994 stock option plan, a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. New grants may not be made under the 1994, the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of December 31, 2009. The aggregate number of shares of common stock for which awards could be granted under the 2006 equity incentive plan as of the date of adoption was 698,500 shares. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 equity incentive plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 equity incentive plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of December 31, 2009. Under all awards, the terms are fixed on the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 equity incentive plan. The director program gives each non-employee director the right under the 2006 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There were 3,340 and 1,902 shares issued in lieu of cash for director fees under the director program for the years ended December 31, 2009 and 2008, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100,000 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There were 20,000 and 5,000 shares purchased under the management purchase program during the years ended December 31, 2009 and 2008, respectively.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2006	797,733	$4.51
Options forfeited	(2,000)	4.60
Options granted	165,000	13.72
Options exercised	(106,502)	8.19
Outstanding at December 31, 2007	854,231	5.83
Options forfeited	(45,131)	9.82
Options granted	175,950	7.35
Options exercised	(3,400)	2.44
Outstanding at December 31, 2008	981,650	5.93
Options forfeited	(10,850)	10.69
Options granted	83,000	3.29
Options exercised	—	—

Outstanding at December 31, 2009	1,053,800	$5.67	$—

Exercisable at December 31, 2008	642,866	$4.23

Exercisable at December 31, 2009	808,067	$5.16	$—

Available for future grant at January 1, 2009	256,894

Available for future grant at December 31, 2009	161,404

The number of shares available for future grant at December 31, 2009, does not include a total of up to 399,200 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of said options. Based on the Company’s stock price at December 31, 2009, the aggregate intrinsic value of outstanding and exercisable options was $0.

The weighted-average remaining contractual term of options exercisable at December 31, 2009, was 5.6 years. The total intrinsic value of options exercised during fiscal 2009, 2008, and 2007, was $0, $19,000, and $475,000, respectively.

The weighted-average per share fair value of options granted was $1.71, $2.85, and $5.13, in 2009, 2008, and 2007, respectively, using the Black-Scholes option-pricing model.

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2009	2008	2007
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	58.8 – 62.4%	42.3 - 53.5%	43.0%
Risk-free interest rate	1.27 - 2.58%	1.4 - 2.8%	3.5%
Expected life (years)	4.0	4.0	4.0

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

The Company calculates expected volatility for stock options and awards using both historical volatility as well as the average volatility of our peer competitors. The reason historical volatility was not strictly used is the material changes in the Company’s operations as a result of the sales of business segments that occurred in 2004 and 2005. The expected term for stock options and awards is calculated based on the Company’s estimate of future exercise at the time of grant.

The Company currently estimates a nine percent forfeiture rate for stock options but will continue to review this estimate in future periods.

The risk-free rates for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recorded $561,000, $526,000 and $280,000 of non-cash stock option expense for the years ended December 31, 2009, 2008 and 2007, respectively. As of December 31, 2009, there was $550,000 of total unrecognized compensation costs related to non-vested awards that is expected to be recognized over a weighted-average period of 1.3 years.

At the 2008 annual meeting of shareholders, the shareholders approved the IntriCon Corporation 2008 Employee Stock Purchase Plan (the “Purchase Plan”). A maximum of 100,000 shares may be sold under the Purchase Plan. There were 29,516 and 30,172 shares purchased under the plan for the years ended December 31, 2009 and 2008, respectively.

13. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	2009			2008			2007
	Income Numerator	Shares Denominator	Per Share Amount	Income Numerator	Shares Denominator	Per Share Amount	Loss Numerator	Shares Denominator	Per Share Amount

Basic income (loss) per share

Net income (loss)	$(3,920,521)	5,394,125	$(.73)	$1,037,601	5,314,387	$.20	$1,867,238	5,209,567	$.36

Effect of dilutive securities

Stock options	—	—		—	225,069		—	310,213

Diluted income (loss) per share	$(3,920,521)	5,394,125	$(.73)	$1,037,601	5,539,456	$.19	$1,867,238	5,519,780	$.34

The Company excluded stock options of 492,700, 231,950, and 190,131, in 2009, 2008, and 2007, respectively, from the computation of the diluted income per share as their effect would be anti-dilutive. For additional disclosures regarding the stock options, see Note 12.

14. CONTINGENCIES AND COMMITMENTS

The Company is a defendant along with a number of other parties in approximately 122 lawsuits as of December 31, 2009, (approximately 122 lawsuits as of December 31, 2008) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, we do not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. We have requested that the carriers substantiate this situation. We believe we have additional policies available for other years which have been ignored by the carriers. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, we believe when settlement payments are applied to these additional policies, we will have availability under the years deemed exhausted. We do not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on our financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits, to which these insurance carriers are insuring us, make the ultimate disposition of these lawsuits not material to our consolidated financial position or results of operations.

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

Total rent expense for 2009, 2008, and 2007 under leases pertaining primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more, aggregated $1,211,000, $1,179,000, and $1,042,000, respectively. Remaining rentals payable under such leases, including equipment leases are as follows: 2010 - $1,148,000; 2011 - $984,000; 2012 - $485,000; 2013 - $406,000; 2014 - $390,000 and thereafter - $665,000, which includes two leased facilities in Minnesota that expire in 2011 and 2016, two leased facilities in Maine that expire in 2012 and 2017 respectively, one leased facility in California that expires in 2013, one leased facility in Singapore that expires in 2010 and one leased facility in Germany that expires in 2013. Certain leases contain renewal options as defined in the lease agreements.

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

On July 20, 2008, the Company entered into a strategic alliance agreement with Dynamic Hearing Pty Ltd (“Dynamic Hearing”). Effective October 1, 2008, Dynamic Hearing granted a license to the Company to use certain of Dynamic Hearing’s technology. The initial term of the agreement is five years from the date of execution and may be extended upon agreement of the parties within two months of the expiration of the initial term; however, either party may terminate the agreement after the second year of the term upon three months notice. The Company agreed to pay Dynamic Hearing: (i) an annual fee for access to the technology licensed pursuant to the agreement and (ii) an additional “second component” fee to maintain exclusive rights granted to the Company with respect to hearing health products. Additionally, IntriCon agreed to make royalty payments on products that incorporate Dynamic Hearing’s technology, and Dynamic Hearing has also agreed to provide the Company with engineering and other services in connection with the licensed technology. No royalty payments were made for the years ended December 31, 2009 and 2008. The Company has recorded $1,000,000 payable to Dynamic Hearing for the first two years of exclusive license fees described above. The Company has $539,000 and $331,000 of short-term and $99,000 and $691,000 of long-term assets, respectively, at December 31, 2009 and 2008 respectively which will be amortized through September 2010 as it pertains to exclusive rights and engineering and other services. The technology access fee will be amortized through September 2013, the life of the agreement.

15. RELATED-PARTY TRANSACTIONS

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $477,000 for each of 2009 and 2008 and $481,000 in 2007. Annual lease commitments, which include base rent expense, real estate taxes and other charges approximate $475,000 through October 2011.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of our Board of Directors. We paid that firm approximately $345,000, $235,000, and $466,000 for legal services and costs in 2009, 2008, and 2007, respectively. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and SEC rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

16. STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:

	Years ended December 31,
	2009	2008	2007
Interest received	$3,000	$31,000	$79,000
Interest paid	628,000	574,000	703,000
Income taxes paid	35,000	222,000	188,000
Equipment purchased through capital lease obligation	—	1,278,000	—
Shares issued for services	10,000	12,000	6,000
License agreement financed through licensor	—	1,000,000	—
Fair value of assets acquired	2,788,000	—	—
Issuance of stock consideration	(270,000)
Note payable issued for acquisition of Datrix	(1,050,000)	—	—
Liabilities assumed	(113,000)

17. DERIVATIVE FINANCIAL INSTRUMENTS

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

During 2007, the Company entered into interest rate swaps accounted for as derivatives designated as hedges. Upon termination of the Bank of America credit facility, the Company was required to settle the outstanding obligations of $121,000 for the liability related to its interest rate swap agreement with Bank of America and recognize a corresponding charge of $121,000 in interest expense, which was previously included in other comprehensive income.

During 2009, the company entered into an interest rate swaps accounted for as effective cash flow hedges. The interest rate swap had a notional amount of $2,000,000. The interest rate swaps fix the company’s one month LIBOR interest rate on the notional amounts at rates ranging from 3.25% - 4.10%. The interest rate swaps expire on October 31, 2011. The estimated net amount of cumulative loss as of December 31, 2009 expected to be reclassified into earnings from these interest rate swap agreements within the next twelve months is $35,000.

Interest rate swaps, which are considered derivative instruments, of $35,000 and $136,000 are reported in the balance sheets at fair value in other current liabilities at December 31, 2009 and 2008, respectively.

Accounting standards define fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. In determining fair value, the Company uses various valuation methods. The assumptions used in the application of these valuation methods are developed from the perspective of market participants pricing the asset or liability. Inputs used in the valuation methods can be either readily observable, market corroborated, or generally unobservable inputs. Whenever possible the Company attempts to utilize valuation methods that maximize the use of observable inputs and minimizes the use of unobservable inputs. Based on the observability of the inputs used in the valuation methods, the Company is required to provide the following information according to the fair value hierarchy. The fair value hierarchy ranks the quality and reliability of the information used to determine fair values. Assets and liabilities measured, reported and/or disclosed at fair value will be classified and disclosed in one of the following three categories:

Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market based inputs or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data.

The LIBOR swap rates are observable at commonly quoted intervals for the full terms of the interest rate swaps and therefore are considered Level 2 items.

18. INVESTMENT IN PARTNERSHIPS

In December 2006, the Company joined the Hearing Instrument Manufacturers Patent Partnership (K/S HIMPP). Members of the partnership include the largest six hearing aid manufacturers as well as several other smaller manufacturers. The purchase price of $1,800,000 included a 9% equity interest in K/S HIMPP as well as a license agreement that grants the Company access to over 45 US registered patents. The Company accounted for the K/S HIMPP investment using the equity method of accounting for common stock, as the equity interest is deemed to be “more than minor”. The unpaid balance of $760,000 at December 31, 2009 will be paid in two annual principal installments of $260,000 in 2010 and 2011, with a final principal installment of $240,000 in 2012. The unpaid balance is unsecured and bears interest at an annual rate of 4%, which is payable annually with each installment. The investment in the partnership exceeded underlying net assets by approximately $1,475,000. Based on the final assessment of the partnership, the Company has determined that approximately $345,000 of the excess of the investment over the underlying partnership net assets relates to underlying patents (amortized on a straight-line basis over ten years). The remaining $1,130,000 of the excess of the investment over the underlying partnership net assets was assigned to the non-exclusive patent license agreement (amortized on a straight-line basis over ten years). The Company recorded a $202,000, $145,000 and $333,000 decrease in the carrying amount of the investment, reflecting amortization of the patents, patent license agreement and the Company’s portion of the partnership’s operating results for the years ended December 31, 2009, 2008 and 2007, respectively. The carrying amount of the K/S HIMPP partnership is $1,121,000 and $1,323,000 at December 31, 2009 and 2008, respectively. The remaining amount to amortize at December 31, 2009 is $147,600, for each of the years ending December 31, 2010 through 2014, respectively. The difference of $207,000 in the carrying value of the investment at December 31, 2009 is the Company’s remaining investment in partnership net assets.

The Company owns a 50% interest in a joint venture with a Swiss company to market, design, manufacture, and sell audio coils to the hearing health industry (which was acquired in May 2007). The Company recorded a $53,000 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the year ended December 31, 2009. The Company has recorded a total decrease of approximately $59,000 in the carrying amount of the investment for the year ended December 31, 2008, consisting of an approximately $141,000 increase for the Company’s portion of the joint venture’s operating results for the year ended December 31, 2008 offset by a decrease of $200,000 for dividends received from the joint venture during the year ended December 31, 2008. The carrying amount of the investment was $117,000 and $64,000 at December 31, 2009 and 2008, respectively.

Condensed financial information of the joint venture at and for the years ended December 31, 2009 and 2008 are as follows (in thousands):

	2009	2008
Balance Sheet:
Current assets	$833	$642
Non-current assets	224	196
Total assets	$1,057	$838

Current liabilities	604	312
Stockholders’ equity	453	526
Total liabilities and stockholders’ equity	$1,057	$838

Income Statement:
Net revenues	$2,192	$2,750

Net income	$105	$282

19. REVENUE BY MARKET

The following tables set forth, for the periods indicated, net revenue by market (in thousands):

	Years Ended December 31,
	2009	2008	2007
Body-Worn Device Segment
Hearing Health	$18,432	$23,768	$29,298
Medical	23,005	20,133	18,765
Professional Audio Communications	10,239	14,007	11,606

Total Net Sales	$51,676	$57,908	$59,669

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

ITEM 9A(T).	Controls and Procedures

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

Executive Compensation In December 2009 and February 2010, the Compensation Committee of the Board of Directors made determinations with respect to the bonuses and stock options to be awarded to the executive officers for services in 2009 and salaries to be paid in 2010. For further information, see Exhibit 10.13 which is incorporated herein by reference.

In February 2010, the Compensation Committee of the Board of Directors adopted the 2010 Annual Incentive Plan for Executives and Key Employees for Fiscal Year 2010. For further information, see Exhibit 10.13 which is incorporated herein by reference.

Amendment of Loan and Security Agreement. On March 12, 2010, the Company and its domestic subsidiaries entered into a First Amendment and Waiver to the Loan and Security Agreement dated as of August 13, 2009 with The PrivateBank and Trust Company. The amendment:

•

waived any non-compliance by the borrowers with the minimum EBITDA, leverage ratio and fixed charge coverage ratio financial covenants as of the December 31, 2009 and January 31, 2010 measurement dates;

•	waived the prohibition on the sale or liquidation of RTIE;

•	amended the definition of EBITDA to exclude all items of income, gain, expense and loss attributable to discontinued operations; and

•	modified the Company’s minimum EBITDA and fixed charge coverage ratio financial covenants.

The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to such document.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement relating to its 2010 annual meeting of shareholders, including but not necessarily limited to the sections of the 2010 proxy statement entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement relating to its 2010 annual meeting of shareholders, including but not necessarily limited to the sections of the 2010 proxy statement entitled “Director Compensation for 2009,” and “Executive Compensation”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement relating to its 2010 annual meeting of shareholders, including but not necessarily limited to the section of the 2010 proxy statement entitled “Share Ownership of Certain Beneficial Owners, Directors and Certain Officers.”

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2009:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	871,300	$6.25	161,404	(1)
Equity compensation plans not approved by security holders(2)	182,500	$3.02	—

Total	1,053,800	$5.67	161,404

(1) The amount shown in column (c) represents shares issuable under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”). Under the terms of the 2006 Plan, as outstanding options under the Company’s 2001 Stock Option Plan and Non-Employee Directors’ Stock Option Plan expire, the shares of common stock subject to the expired options will become available for issuance under the 2006 Plan. As of December 31, 2009, 399,200 shares of common stock were subject to outstanding options under the 2001 Stock Option Plan and Non-Employee Directors’ Stock Option Plan. Accordingly, if any of these options expire, the shares of common stock subject to expired options also will be available for issuance under the 2006 Plan.

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

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement relating to its 2010 annual meeting of shareholders, including but not necessarily limited to the sections of the 2010 proxy statement entitled “Certain Relationships and Related Party Transactions” and “Independence of the Board of Directors.”

ITEM 14.	Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement relating to its 2010 annual meeting of shareholders, including but not necessarily limited to the sections of the 2010 proxy statement entitled “Independent Registered Public Accounting Fee Information.”

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1)	Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.

Consolidated Statements of Operations for the years ended December 31, 2009, 2008 and 2007.

Consolidated Balance Sheets at December 31, 2009 and 2008.

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2009, 2008 and 2007.

Notes to Consolidated Financial Statements.

2)	Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
SUPPLEMENTARY INFORMATION

To the Shareholders, Audit Committee and Board of Directors
IntriCon Corporation and Subsidiaries
Minneapolis, Minnesota

Our audits were made for the purpose of forming an opinion on the basic 2009, 2008, and 2007 consolidated financial statements of IntriCon Corporation and Subsidiaries taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying the Securities Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the 2009, 2008 and 2007 basic consolidated financial statements and, in our opinion, is fairly stated in all materials respects in relation to the basic consolidated financial statements taken as a whole.

Baker Tilly Virchow Krause, LLP
Minneapolis, Minnesota
March 15, 2010

Schedule II - Valuation and Qualifying Accounts

INTRICON CORPORATION AND SUBSIDIARY COMPANIES

Valuation and Qualifying Accounts
December 31, 2009, 2008 and 2007

Description	Balance at beginning of Year	“Addition” charged to costs and expense	“Less” deductions		Balance at end of year

Year ended December 31, 2009

Allowance for doubtful accounts	$331,630	$66,952	$173,078	(a)	$225,504
Deferred tax asset valuation allowance	$7,267,135	$1,493,099	$—		$8,760,234

Year ended December 31, 2008

Allowance for doubtful accounts	$228,873	$103,638	$881	(a)	$331,630
Allowance for note receivable	$225,000	$—	$225,000		$—
Deferred tax asset valuation allowance	$8,133,835	$—	$866,700		$7,267,135

Year ended December 31, 2007

Allowance for doubtful accounts	$199,658	$95,271	$66,056	(a)	$228,873
Allowance for note receivable	$225,000	$—	$—		$225,000
Deferred tax asset valuation allowance	$8,562,449	$—	$428,614		$8,133,835

a)	Uncollectible accounts written off.
b)	Continuing operations net operating loss utilized to offset tax impact of operating income from discontinued operations.

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

2.2

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

+10.5.2

Form of Non-employee director Option Agreement for options issued pursuant to the Amended and Restated Non-Employee Directors Stock Option Plan. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on October 3, 2005.)

+ 10.6*	Summary sheet for director fees.

+ 10.7*	Summary sheet for executive officer compensation.

+ 10.8	2006 Equity Incentive Plan. (Incorporated by reference from the Company’s proxy statement filed with the SEC on March 17, 2006.)

+ 10.9

Form of Stock Option Agreement issued to executive officers pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006.)

+ 10.10

Form of Stock Option Agreement issued to directors pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006.)

+ 10.11	Non-Employee Directors Stock Fee Election Program. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2006.)

+10.12

Non-Employee Director and Executive Officer Stock Purchase Program, as amended. (Incorporated by reference from the Company’s quarterly report on Form 10-Q filed with the Commission on November 14, 2008.)

+ 10.13	Deferred Compensation Plan. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on May 17, 2006.)

10.14

Purchase Agreement between Resistance Technology, Inc. and MDSC Partners, LLP dated May 5, 2006. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on June 21, 2006.)

10.15

Land and Building Lease Agreement between Resistance Technology, Inc. and MDSC Partners, LLP dated June 15, 2006. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on June 21, 2006.)

10.16

Agreement by and between K/S HIMPP and IntriCon Corporation dated December 1, 2006 and the schedules thereto. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2006.)

+ 10.17	Employment Agreement with Mark S. Gorder. (Incorporated by reference from the Company’s annual report on Form 8-K filed with the Commission October 12, 2007.)

+ 10.18	Form of Employment Agreement with executive officers. (Incorporated by reference from the Company’s annual report on Form 8-K filed with the Commission October 12, 2007.)

10.20

Loan and Security Agreement dated as of May 22, 2007, by and among IntriCon, Resistance Technology, Inc., RTI Electronics, Inc. and IntriCon Tibbetts Corporation and LaSalle Bank National Association. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on May 25, 2007.)

10.21

First Amendment to Loan and Security Agreement dated as of September 30, 2007, by and among IntriCon, Resistance Technology, Inc., RTI Electronics, Inc. and IntriCon Tibbetts Corporation and LaSalle Bank National Association. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission October 12, 2007.)

10.22

Second Amendment to Loan and Security Agreement dated as of June 30, 2008, by and among IntriCon, Resistance Technology, Inc., RTI Electronics, Inc., IntriCon Tibbetts Corporation and LaSalle Bank National Association. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission July 7, 2008.)

10.23

Third Amendment to Loan and Security Agreement dated as of December 31, 2008, by and among IntriCon, IntriCon, Inc., RTI Electronics, Inc., IntriCon Tibbetts Corporation and LaSalle Bank National Association. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2008.)

10.24

Trademark Security Agreement dated as of May 22, 2007, by IntriCon in favor of LaSalle Bank National Association. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on May 25, 2007.)

10.25

Trademark Security Agreement dated as of May 22, 2007, by Resistance Technology, Inc. in favor of LaSalle Bank National Association. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on May 25, 2007.)

10.26

Strategic Alliance Agreement among IntriCon Corporation and Dynamic Hearing Pty Ltd effective as of October 1, 2008. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2008.)

+ 10.27

Annual Incentive Plan for Executives and Key Employees for Fiscal Year 2009 (management contract, compensatory plan or arrangement). Confidential treatment obtained for certain portions of this Exhibit, which portions are omitted and filed separately with the SEC. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009 filed with the Commission on May 11, 2009.)

10.28

Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, RTI Electronics, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation (f/k/a Jon Barron, Inc.) and The PrivateBank and Trust Company (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Commission on November 16, 2009.)

10.29

Revolving Credit Note issued to The PrivateBank and Trust Company dated August 13, 2009 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Commission on November 16, 2009.)

10.30

Term Note issued to The PrivateBank and Trust Company dated August 13, 2009 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Commission on November 16, 2009.)

10. 21

Subordinated Non-Negotiable Promissory Note issued to Jon V. Barron dated August 13, 2009 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Commission on November 16, 2009.)

21.1*	List of significant subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Filed herewith.
+	Denotes management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRICON CORPORATION (Registrant)

By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer,
Treasurer and Secretary

Dated: March 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark S. Gorder

Mark S. Gorder
President and Chief Executive
Officer and Director (principal executive officer)
March 15, 2010

/s/ Scott Longval

Scott Longval
Chief Financial Officer
Treasurer and Secretary
(principal accounting and financial officer)
March 15, 2010

/s/Nicholas A. Giordano

Nicholas A. Giordano
Director
March 15, 2010

/s/Robert N. Masucci

Robert N. Masucci
Director
March 15, 2010

/s/ Michael J. McKenna

Michael J. McKenna
Director
March 15, 2010

/s/ Philip N. Seamon

Philip N. Seamon
Director
March 15, 2010

EXHIBIT INDEX

EXHIBITS:

10.6	Summary sheet for director fees.

10.7	Summary sheet for executive officer compensation.

21.1	List of significant subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.