Form 10-Q
period 2010-03-31
INTRICON CORP
filed 2010-05-17
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

or

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on April 26, 2010 was 5,475,248 (net of 515,754 treasury shares).

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
Assets

	March 31, 2010 (Unaudited)	December 31, 2009

Current assets:

Cash	$491,486	$385,055

Restricted cash	321,745	405,745

Accounts receivable, less allowance for doubtful accounts of $226,000 at March 31, 2010 and at December 31, 2009	7,570,179	7,083,694

Inventories	8,297,085	8,220,996

Refundable income tax	—	63,676

Other current assets	598,101	815,742

Current assets of discontinued operations	1,242,312	1,139,813

Total current assets	18,520,908	18,114,721

Machinery and equipment	35,933,986	35,516,164

Less: Accumulated depreciation	29,205,782	28,725,359

Net machinery and equipment	6,728,204	6,790,805

Goodwill	9,708,979	9,716,841

Investment in partnerships	1,225,278	1,237,178

Other assets of discontinued operations	124,245	141,877

Other assets, net	1,438,348	1,361,355

Total assets	$37,745,962	$37,362,777

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
Liabilities and Shareholders’ Equity

	March 31, 2010 (Unaudited)	December 31, 2009

Current liabilities:

Checks written in excess of cash	$249,461	$101,416

Current maturities of long-term debt	1,714,802	1,708,839

Accounts payable	3,878,749	3,637,329

Income taxes payable	19,628	—

Deferred gain	110,084	110,084

Partnership payable	260,000	260,000

Liabilities of discontinued operations	1,034,169	926,409

Other accrued liabilities	3,291,447	2,866,584

Total current liabilities	10,558,340	9,610,661

Long term debt, less current maturities	7,109,030	7,729,797

Other postretirement benefit obligations	738,465	756,000

Long term partnership payable	500,000	500,000

Deferred income taxes	122,753	128,753

Accrued pension liabilities	503,893	543,194

Deferred gain	577,942	605,463
Total liabilities	20,110,423	19,873,868

Commitments and contingencies (note 14)	—	—

Shareholders’ equity:

Common shares, $1.00 par value per share; 20,000,000 shares authorized; 5,990,412 and 5,985,862 shares issued; 5,474,658 and 5,470,108 shares outstanding at March 31, 2010 and December 31, 2009, respectively.	5,990,412	5,985,862

Additional paid-in capital	15,118,128	14,986,840

Retained deficit	(1,986,891)	(2,005,187)

Accumulated other comprehensive loss	(221,032)	(213,528)

Less: 515,754 common shares held in treasury, at cost	(1,265,078)	(1,265,078)

Total shareholders’ equity	17,635,539	17,488,909

Total liabilities and shareholders’ equity	$37,745,962	$37,362,777

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(Unaudited)

	Three Months Ended
	March 31, 2010 (Unaudited)	March 31, 2009 (Unaudited)

Sales, net	$14,553,464	$11,843,962

Cost of sales	10,877,590	9,667,777
Gross profit	3,675,874	2,176,185

Operating expenses:
Selling expense	786,824	619,035
General and administrative expense	1,443,956	1,378,217
Research and development expense	1,119,093	880,530
Total operating expenses	3,349,873	2,877,782
Operating income (loss)	326,001	(701,597)

Interest expense	(169,718)	(124,914)
Equity in loss of partnerships	(11,900)	(86,948)
Other income, net	44,582	56,755
Income (loss) from continuing operations before income taxes and discontinued operations	188,965	(856,704)
Income tax expense (benefit)	10,691	(49,528)
Income (loss) before discontinued operations	178,274	(807,176)

Loss from discontinued operations, net of income taxes	(159,978)	(182,114)
Net income (loss)	$18,296	$(989,290)

Basic and diluted income (loss) per share:

Continuing operations	$0.03	$(0.15)

Discontinued operations	$(0.03)	$(0.04)

Net income (loss)	$0.00	$(0.19)

Average shares outstanding:

Basic and diluted	5,470,858	5,343,033

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2010 (Unaudited)	March 31, 2009 (Unaudited)

Cash flows from operating activities:
Net income (loss)	$18,296	$(989,290)
Adjustments to reconcile net income (loss) to net
cash provided by operating activities:
Depreciation and amortization	649,128	616,471
Stock-based compensation	118,714	137,454
Loss on disposition of property	—	1,190
Change in deferred gain	(27,521)	(30,119)
Change in allowance for doubtful accounts	95,603	(104,637)
Equity in loss of partnerships	11,900	86,948
Provision for deferred income taxes	(6,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(663,136)	1,805,311
Inventories	(142,876)	1,788
Other assets	73,195	(307,372)
Accounts payable	241,846	100,057
Accrued expenses	553,751	(875,559)
Other liabilities	41,938	(6,964)
Net cash provided by operating activities	964,838	435,278

Cash flows from investing activities:
Purchases of property, plant and equipment	(462,229)	(384,238)
Proceeds from note receivable	—	225,000
Net cash used in investing activities	(462,229)	(159,238)

Cash flows from financing activities:
Proceeds from long-term borrowings	2,095,155	2,600,370
Repayments of long-term borrowings	(2,709,960)	(2,824,041)
Proceeds from employee stock purchases and exercise of stock options	14,684	30,390
Change in restricted cash	62,355	(1,178)

Change in checks written in excess of cash	148,045	(82,534)
Net cash used in financing activities	(389,721)	(276,993)

Effect of exchange rate changes on cash	(6,457)	(4,645)

Net increase (decrease) in cash	106,431	(5,598)
Cash, beginning of period	385,055	249,396

Cash, end of period	$491,486	$243,798

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of March 31, 2010 and December 31, 2009, and the consolidated results of its operations for the three months ended March 31, 2010 and 2009. Results of operations for the interim period are not necessarily indicators of the results of the operations expected for the full year or any other interim period.

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

The Company has evaluated subsequent events through the date of this filing and has appropriately included all matters requiring disclosures herein.

2.	New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends Accounting Standards Codification (“ASC”) 820, “Fair Value Measurements,” by requiring additional disclosures for transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements. Additionally, the amendment clarifies existing disclosure requirements surrounding the level of disaggregation and valuation techniques and inputs. This guidance became effective for us January 1, 2010 and did not have a material impact on our consolidated financial statements.

3.	Discontinued Operations

In December 2009, the Company’s Board of Directors authorized management to exit the non-core electronics products segment operated by its wholly-owned subsidiary, RTI Electronics, Inc. and divest the assets used in the business. The decision to exit the electronics products segment was made to allow the Company to focus on its core body-worn device segment and to improve the Company’s overall margins and profitability. In connection with its decision to divest the electronics business, the Company evaluated assets for impairment and costs of terminating employees and recorded the following: (i) an impairment charge of $685,000 relating to goodwill, (ii) a reduction to realizable value of $720,000 to tangible assets, and (iii) $275,000 in employee termination costs for the year ended December 31, 2009. Additional costs related to employee terminations of $92,500 were recorded during the three months ended March 31, 2010. Additional future employee termination costs are expected to be approximately $90,000 in 2010.

The following table shows the results of operations of the Company’s electronic products segment (in thousands):

	Three Months Ended March 31,
	2010	2009

Sales, net	$1,362	$1,486
Operating costs and expenses	(1,519)	(1,650)
Operating loss	(157)	(164)
Other expense, net	(3)	(3)
Loss from operations before income tax expense	(160)	(167)
Income tax expense	—	15
Net loss from discontinued operations	$(160)	$(182)

The following table shows the assets and liabilities of the electronic products segment at March 31, 2010 and December 31, 2009 (in thousands):

	2010	2009

Cash	$4	$5
Accounts receivable, net	801	757
Inventory, net	396	332
Other current assets	41	46
Current assets of discontinued operations	1,242	1,140
Property and equipment, net	98	116
Other assets of discontinued operations	26	26

Accounts payable	346	351
Accrued compensation and other liabilities	688	575
Current liabilities of discontinued operations	$1,034	$926

Information regarding the nonrecurring fair value measurement completed during the three month period ended December 31, 2009 was as follows:

2009 (in thousands):	Fair Value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment Charge

Long-lived assets and goodwill of discontinued operations	$116	$—	$—	$116	$910

There were no additional impairments identified for the three months ended March 31, 2010.

4.	Acquisition

On August 13, 2009, the Company acquired all of the outstanding stock of Jon Barron, Inc. doing business as Datrix (“Datrix”), a privately held developer, manufacturer, tester and marketer of medical devices and related software products, based in Escondido, California. The acquisition provided the Company entry into the ambulatory electrocardiograph (AECG) and event recording markets.

The purchase price included a closing cash payment of $1,225,000, issuance of 75,000 shares of restricted common stock of the Company, valued at $270,000 based on the fair value of the common stock on August 13, 2009, and the issuance of a promissory note in the amount of $1,050,000 bearing annual interest at 6%, subject to adjustment. In addition, the Company paid off Datrix’s outstanding line of credit with Wells Fargo of $130,000 at closing.

The principal amount of the promissory note is payable in three installments of $350,000 on August 13, 2010, August 13, 2011 and August 13, 2012. The note bears annual interest at 6% and is payable with each installment of principal as set forth above.

The assets and liabilities of Datrix were recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. Likewise, the results of operations of the Datrix operations since August 13, 2009 have been included in the accompanying consolidated statements of operations. The allocation of the net purchase price of the acquisition resulted in goodwill of approximately $2,128,000. The goodwill represents operating and market synergies that the Company expects to be realized as a result of the acquisition and future opportunities and is not tax deductible. The purchase price allocation is based on estimates of fair values of assets acquired and liabilities assumed. The valuation required the use of significant assumptions and estimates. These estimates were based on assumptions the Company believed to be reasonable.

The purchase price was as follows as of August 13, 2009 (amounts in thousands):

Cash paid to seller at closing	$1,225
Cash paid to Wells Fargo at closing	130
Stock consideration	270
Seller note at close	1,050
Total purchase price	$2,675

The following table summarizes the purchase price allocation for the Datrix acquisition (amounts in thousands):

Cash	$13
Other current assets	522
Intangible assets (weighted average life of 2.4 years)	125
Goodwill – Body-Worn Segment	2,128
Current liabilities	(113)
Total preliminary purchase price allocation	$2,675

Results from operations of Datrix are not considered material to the financial statements for 2009. Proforma results are also not considered material for 2009. Acquisition costs of $277,000 were primarily incurred and recorded in the three month period ended September 30, 2009.

5.	Product Warranty

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the three months ended March 31, 2010:

Three months ended March 31, 2010
Beginning balance (December 31, 2009)	$70,700

Warranty expense	27,700
Closed warranty claims	—

Ending balance (March 31, 2010)	$98,400

6.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	March 31, 2010	December 31, 2009

United States	$5,636,000	$5,893,000
Other	1,187,000	1,229,000

Consolidated	$6,823,000	$7,122,000

Long-lived assets consist of property and equipment as they are difficult to move and relatively illiquid. Excluded from long-lived assets are investments in partnerships, patents, license agreements and goodwill. The Company capitalizes long-lived assets pertaining to the production of specialized parts. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted cash flows exceeds the carrying value of the assets.

The geographical distribution of net sales to geographical areas for the three months ended March 31, 2010 and 2009 were as follows:

	Three months ended
	March 31, 2010	March 31, 2009

Net Sales to Geographical Areas:
United States	$10,022,135	$8,380,328
Germany	887,381	572,849
China	839,557	532,923
Switzerland	201,518	162,611
Japan	267,589	424,175
France	394,588	422,988
Singapore	459,950	299,899
United Kingdom	76,811	150,019
Vietnam	272,993	163,703
Hong Kong	175,548	150,896
All other countries	955,394	583,571
Consolidated	$14,553,464	$11,843,962

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

For the three months ended March 31, 2010, one customer accounted for 24 percent of the Company’s consolidated net sales. For the three months ended March 31, 2009, two customers accounted for 16 percent and 13 percent of the Company’s consolidated net sales, respectively.

At March 31, 2010, two customers accounted for 11 percent and 10 percent of the Company’s consolidated accounts receivable, respectively. At December 31, 2009, two customers accounted for 16 percent and 11 percent of the Company’s consolidated accounts receivable, respectively.

7.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total

March 31, 2010

Domestic	$3,543,699	$1,638,338	$1,092,801	$6,274,838
Foreign	1,366,626	398,319	257,302	2,022,247
Total	$4,910,326	$2,036,657	$1,350,103	$8,297,085

December 31, 2009
Domestic	$3,650,572	$1,679,985	$934,554	$6,265,111
Foreign	1,515,502	216,577	223,806	1,955,885
Total	$5,166,074	$1,896,562	$1,158,360	$8,220,996

8.	Short and Long Term Debt

Short and long term debt is summarized as follows:

	March 31, 2010	December 31, 2009
Domestic Asset-Based Revolving Credit Facility	$3,985,000	$4,450,000
Foreign Overdraft and Letter of Credit Facility	708,000	678,000
Domestic Term Loan	3,075,000	3,250,000
Domestic Capital Equipment Leases	6,000	11,000
Note Payable Datrix Purchase	1,050,000	1,050,000
Total Debt	8,824,000	9,439,000
Less: Current maturities	(1,715,000)	(1,709,000)
Total Long Term Debt	$7,109,000	$7,730,000

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

Weighted average interest on the new domestic asset-based revolving credit facility was 4.41% for the three months ended March 31, 2010 and 4.07% for the year ended December 31, 2009. The outstanding balance of the revolving credit facility was $3,985,000 and $4,450,000 at March 31, 2010 and December 31, 2009, respectively. The total remaining availability on the revolving credit facility was approximately $2,796,000 and $2,821,000 at March 31, 2010 and December 31, 2009, respectively.

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

In March 2010, the Company entered into an amendment with the PrivateBank to waive certain covenant violations at December 31, 2009 and January 31, 2010 and reset certain covenant thresholds defined in the original agreement. The Company was in compliance with all applicable covenants under the credit facility, as amended, as of March 31, 2010.

Upon termination of the Bank of America credit facility, the Company was required to settle the outstanding obligations of $121,000 for the liability related to its interest rate swap agreement with Bank of America and recognize the corresponding charge of $121,000 in interest expense in the three month period ended September 30, 2009, which was previously included in accumulated other comprehensive loss. In addition, the Company expensed the remaining deferred financing costs of $86,000 related to the Bank of America facility, which was also included in interest expense in the three month period ended September 30, 2009.

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

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1.8 million line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.04% for the three months ended March 31, 2010 and the outstanding balance was $708,000 and $678,000 at March 31, 2010 and December 31, 2009, respectively. The total remaining availability on the international senior secured credit agreement was approximately $1,150,000 and $1,177,000 at March 31, 2010 and December 31, 2009, respectively.

9.	Income Taxes

Income tax expense for the three months ended March 31, 2010 was $11,000 compared to benefit of $50,000 for the same period in 2009. The expense (benefit) for the three months ended March 31, 2010 and 2009 were primarily due to foreign operating income (loss). The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction that the Company has operations for the three months ended March 31, 2010 and 2009:

	Three months ended
	March 31, 2010	March 31, 2009
United States	$157,879	$(596,219)

Singapore	(26,090)	(220,393)
Germany	51,176	(40,092)
Income (loss) before income taxes and discontinued operations	$188,965	$(856,704)

10.	Stockholders’ Equity and Stock-based Compensation

The Company has a 1994 stock option plan, a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. New grants may not be made under the 1994, the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of March 31, 2010. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 698,500 shares. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan. On April 21, 2010, the Company’s shareholders approved an amendment to the 2006 Equity Incentive Plan to increase (i) the authorized number of shares of the Company’s common stock reserved and issuable under the plan by an additional 250,000 shares and (ii) the maximum number of incentive stock options that may be granted under the plan to be the same as the maximum number of shares that may be granted under the plan. The amendment was approved by the Company’s board of directors in March, 2010 and subsequently approved by shareholders.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 Equity Incentive Plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the programs discussed in the next two paragraphs, had been granted as of March 31, 2010. Under all awards, the terms are fixed on the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 equity incentive plan. The director program gives each non-employee director the right under the 2006 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There were 785 and 827 shares issued in lieu of cash for director fees under the director program for the three months ended March 31, 2010 and 2009, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s common stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of common stock from the Company not exceeding an aggregate of $100,000 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company, subject to the discretion of the Board to prohibit any transactions in common stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the three months ended March 31, 2010 and 2009, respectively.

Stock option activity as of and during the three months ended March 31, 2010 was as follows:

	Number of Shares	Weighted- average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2009	1,053,800	$5.67

Options forfeited	—	—
Options granted	85,000	3.16
Options exercised	—	—

Outstanding at March 31, 2010	1,138,800	$5.49	$—

Exercisable at March 31, 2010	822,100	$5.28	$—

Available for future grant at December 31, 2009	161,404

Available for future grant at March 31, 2010	75,814

The number of shares available for future grant at March 31, 2010 does not include a total of up to 397,700 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan as of March 31, 2010, which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $1.71, respectively, for options granted during the three months ended March 31, 2010. The weighted average fair value of options granted was $1.83 for options granted during the three months ended March 31, 2009.

The Company calculates expected volatility for stock options and awards using both historical volatility as well as the average volatility of our peer competitors. The Company’s historical volatility is not the sole input due to the material changes in the Company’s operations as a result of the sales of business segments that occurred in 2005 and May 2010.

The Company currently estimates a nine percent forfeiture rate for stock options, but will continue to review this estimate in future periods.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). A maximum of 100,000 shares may be sold under the Purchase Plan. There were 3,765 shares purchased under the plan for the three months ended March 31, 2010 and a total of 9,740 shares purchased for the three months ended March 31, 2009.

The risk-free rates for the expected terms of the stock options and awards and the Purchase Plan is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average remaining contractual life of options exercisable at March 31, 2010 was 5.1 years.

The Company recorded $119,000 and $137,000 of non-cash stock option expense for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, there was $560,000 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 1.4 years.

11.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three months ended
	March 31, 2010	March 31, 2009
Numerators:
Income (loss) before discontinued operations	$178,274	$(807,176)
Loss from discontinued operations, net of taxes	(159,978)	(182,114)
Net income (loss)	$18,296	$(989,290)

Denominator:
Basic – weighted shares outstanding	5,470,858	5,343,033
Weighted shares assumed upon exercise of stock options	—	—
Diluted – weighted shares outstanding	5,470,858	5,343,033

Basic and diluted (loss) earnings per share:
Continuing operations	$0.03	$(0.15)
Discontinued operations	(0.03)	(0.04)
Basic and diluted (loss) earnings per share:	$0.00	$(0.19)

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

Excluded from the computation of diluted earnings per share for the three months ended March 31, 2010 and 2009, were options out of the money with rights to purchase approximately 651,100 and 990,650 common shares, respectively, with an average exercise price of $7.61 and $5.86, respectively, because the effect would have been anti-dilutive.

12.	Derivative Financial Instruments

Derivative financial instruments are used by the Company in the management of its interest rate and foreign currency exposure. There were no foreign currency derivative financial instruments for the periods presented. The Company does not hold or issue derivative financial instruments for trading purposes. When entered into, the Company formally designates the derivative financial instrument as a hedge of a specific underlying exposure if such criteria are met, and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivative financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the derivative financial instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a derivative financial instrument’s change in fair value is immediately recognized in earnings.

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

Upon termination of the Bank of America credit facility, the Company was required to settle the outstanding obligations of $121,000 for the liability related to its interest rate swap agreement with Bank of America and recognize the corresponding charge of $121,000 in interest expense in the three month period ended September 30, 2009, which was previously included in other comprehensive income.

In conjunction with the new credit facility, the Company entered into an interest rate swap agreement with The Private Bank and Trust Company. At March 31, 2010, the Company had a United States Dollar (“USD”) denominated interest rate swap outstanding which effectively fixed the interest rate on floating rate debt, exclusive of lender spreads, at 5.36% for a notional principal amount of $2,000,000 through September 2010.

Interest rate swaps, which are considered derivative instruments, of $0 and $35,000 are reported on the balance sheet at fair value in other current liabilities at March 31, 2010 and December 31, 2009, respectively.

13.	Comprehensive Income (Loss)

The components of comprehensive (loss) income were as follows:

	Three months ended
	March 31, 2010	March 31, 2009
Net income (loss)	$18,296	$(989,290)
Change in fair value of interest rate swap	34,600	12,256
(Loss) gain on foreign currency translation adjustment	(42,104)	(26,468)
Comprehensive (loss) income	$10,792	$(1,003,502)

14.	Legal Proceedings

We are a defendant along with a number of other parties in approximately 122 lawsuits as of March 31, 2010, (approximately 122 lawsuits as of December 31, 2009) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, we do not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. We have requested that the carriers substantiate this situation. We believe we have additional policies available for other years which have been ignored by the carriers. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, we believe when settlement payments are applied to these additional policies, we will have availability under the years deemed exhausted. We do not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on our financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits, to which these insurance carriers are insuring us, make the ultimate disposition of these lawsuits not material to our consolidated financial position or results of operations.

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

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $121,000 and $119,000 for each of the three months ended March 31, 2010 and 2009, respectively. Annual lease commitments, which include base rent expense, real estate taxes and other charges, approximate $477,000 through October 2011.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three months ended March 31, 2010 and 2009, the Company paid that firm approximately $16,000 and $20,000, respectively, for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and SEC rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

16.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Three months ended
	March 31, 2010	March 31, 2009

Interest received	$304	$439
Interest paid	114,474	79,921
Income taxes paid	6,537	75,784

17.	Investment in Partnerships

The Company owns a 9% partnership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP), and is a party to a license agreement that grants the Company access to over 45 US registered patents. The Company recorded a $37,000 decrease in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for each of the three months ended March 31, 2010 and 2009, respectively.

The Company’s subsidiary, IntriCon Tibbetts Corporation, owns a 50% interest in a joint venture with a Swiss company to market, design, manufacture, and sell audio coils to the hearing health industry. The Company has recorded a $25,000 increase and a $50,000 decrease in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three months ended March 31, 2010 and 2009, respectively.

Condensed financial information of the unaudited joint venture was as follows:

	March 31, 2010	December 31, 2009
Balance Sheet:
Current assets	$806,000	$833,000
Non-current assets	262,000	224,000
Total assets	$1,068,000	$1,057,000

Current liabilities	565,000	604,000
Non-current liabilities	—	—
Stockholders’ equity	503,000	453,000
Total liabilities and stockholders’ equity	$1,068,000	$1,057,000

	Three Months Ended
	March 31, 2010	March 31, 2009
Income Statement:
Net revenues	$839,000	$446,000

Net income (loss)	$50,000	$(100,000)

18.	Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended
	March 31, 2010	March 31, 2009

Hearing Health	$5,370,000	$4,411,000
Medical	6,508,000	5,285,000
Professional Audio Communications	2,675,000	2,148,000

Total Revenue	$14,553,000	$11,844,000

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (together with its subsidiaries referred to as the “Company”, “IntriCon,” “we”, “us” or “our”) is an international firm engaged in designing, developing, engineering and manufacturing body-worn devices.

In addition to its operations in Minnesota, the Company has facilities in Maine, Singapore and Germany.

Currently, the Company operates in one business segment, the body-worn device segment. In 2009, the Company decided to exit its non-core electronic products segment, to allow for greater focus on its body-worn device segment. The Company is in the process of disposing the assets relating to the electronic products segment. For all periods presented, the Company classified its former electronics products segment as discontinued operations.

Market Overview: Body-Worn Devices

Products and Industries Served

IntriCon designs, develops and manufactures miniature and micro-miniature body-worn products based on its proprietary technology to meet the rising demand for smaller, portable and more advanced devices. Our expertise is focused on three main markets: medical, hearing health and professional audio communications. Within these chosen markets, we combine ultra-miniature mechanical and electronics capabilities with proprietary technology – including ultra low power (ULP) wireless and digital signal processing (DSP) capabilities – that enhances the performance of body-worn devices.

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

The medical industry is faced with pressures to reduce the costs of healthcare. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture components for medical devices that are easier to use, more miniature, use less power, and lighter. These devices measure with greater accuracy and provide more functions while reducing the costs to manufacture these devices. IntriCon manufactures and supplies bubble sensors and flow restrictors that monitor and control the flow of fluid in an intravenous infusion system. IntriCon also manufactures a family of safety needle products for an OEM customer that utilizes IntriCon’s insert and straight molding capabilities. These products are assembled using full automation, including built-in quality checks within the production lines. Other examples include sensors used to detect pathologies in specific organs of the body and monitoring devices to detect cardiac, respiratory functions, and blood glucose levels. The early and accurate detection of pathologies allows for increased likelihood for successful treatment of chronic diseases and cancers. Accurate monitoring of multiple functions of the body, such as heart rate, breathing and blood glucose levels, aids in generating more accurate diagnosis and treatments for patients.

In addition, there has been an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, which is also referred to as bio-telemetry. Through the further development of our ULP BodyNet™ family, a series of wirelessly enabled products including our new wireless nanoLink™ and physioLink™ families, we believe the bio-telemetry offers a significant future opportunity. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices. We believe our strategic partnership with Advanced Medical Electronics Corp. (AME) will allow us to develop new bio-telemetry devices that better connect patients and care givers, providing critical information and feedback. Current examples of IntriCon bio-telemetry products used by medical device manufacturers include components found in wireless glucose sensor pumps that introduce drugs into the bloodstream. In 2009, we also entered the cardiac diagnostic monitoring (CDM) market with our acquisition of Datrix, a supplier of patient monitoring devices. We are leveraging Datrix’s cardiac monitoring capabilities and incorporating IntriCon’s core competencies to develop and launch a new line of CDM devices, including a wireless CDM device that we call Centauri (formerly referred to as MPETS), which we anticipate will be available for sale later in 2010.

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

Using our ULP BodyNet™ family technology, specifically nanoDSP™ and our new wireless nanoLink™ and physioLink™ technologies, IntriCon is building a new generation of affordable, high-quality hearing aids and similar amplifier devices under contracts for OEM’s. DSP devices have better clarity, attractive pricing points and an improved ability to filter out background noise. During 2009, we introduced our Scenic™ DSP amplifier with acoustic scene analysis, our new high-performance adaptive DSP hearing instrument amplifier. In our view, Scenic advanced capabilities are ideally suited for the hearing health market. Additionally, in 2010 we introduced the Overtus™ DSP amplifier. The Overtus DSP amplifier is designed to optimize open in the canal (ITC) type fittings. The amplifier algorithm contains two patented features, an advanced adaptive feedback canceller optimized for open ITC fittings and an acoustic switch eliminating the need for a mechanical switch and allowing for further miniaturization. We believe the introduction of both Scenic and Overtus solidifies our position as a leader of high-performance adaptive DSP hearing instrument amplifiers. Furthermore, we believe our strategic alliance with Dynamic Hearing will allow us to develop new body-worn applications and further expand both our hearing health and professional audio product portfolio.

Overall, we believe the hearing health market holds significant opportunities for the Company. In the United States, Europe and Japan, the 65-year-old-plus age demographic is the fastest growing segment of the population, and many of those individuals could, at some point, benefit from a hearing device that uses IntriCon’s proprietary technology.

While it harbors great potential, the hearing health market is experiencing slowness due to macroeconomic conditions. In general, the U.S. market does not provide insurance reimbursement for hearing aid purchases. People can defer their hearing aid purchase. We believe the hearing health market will experience slow, steady growth in 2010. Reimbursement trends in Europe are more favorable, with insurers and the governments covering more devices.

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

In 2010, we plan to introduce a line of situational listening devices (SLD’s) intended to help hearing impaired people hear in noisy environments like restaurants and automobiles, and to listen to television and music by direct wireless connection. Such devices are intended to be supplements to their conventional hearing aids, which do not handle those situations well. The SLD’s will be based on our ULP wireless nanoLink™ technology and our physioLink™ technology, which was recently demonstrated at the annual convention of the American Academy of Audiology. The product line consists of an earpiece, TV transmitter, companion microphone, iPod/iPhone transmitter, and USB transmitter.

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

Forward-looking statements also include, without limitation, statements as to the Company’s expected future results of operations and growth, the Company’s ability to meet working capital requirements, the Company’s business strategy, the expected increases in operating efficiencies, anticipated trends in the Company’s markets, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions.

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

▪	the ability to successfully implement the Company’s business and growth strategy;

▪	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection therewith;

▪	the volume and timing of orders received by the Company;

▪	changes in estimated future cash flows;

▪	ability to collect on our accounts receivable;

▪	foreign currency movements in markets the Company services;

▪	changes in the global economy and financial markets;

▪	weakening demand for the Company’s products due to general economic conditions;

▪	changes in the mix of products sold;

▪	ability to meet demand;

▪	changes in customer requirements;

▪	timing and extent of research and development expenses;

▪	acceptance of the Company’s products;

▪	competitive pricing pressures;

▪	pending and potential future litigation;

▪	cost and availability of electronic components and commodities for the Company’s products;

▪	ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;

▪	ability to comply with covenants in our debt agreements;

▪	ability to repay debt when it comes due;

▪	the loss of one or more of our major customers;

▪	ability to identify and integrate Datrix and other acquisitions;

▪	effects of legislation;

▪	effects of foreign operations;

▪	foreign currency risks;

▪	ability to recruit and retain engineering and technical personnel;

▪	the costs and risks associated with research and development investments;

▪	our ability and the ability of our customers to protect intellectual property;

▪	loss of members of our senior management team; and

▪	our ability to liquidate the assets marked as discontinued operations

For a description of these and other risks, see “Risk Factors” in Part I, Item 1A: Risk Factors in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009, and other risks described elsewhere in this Quarterly Report on Form 10-Q, or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Results of Operations

Sales, net

Consolidated net sales for the three months ended March 31, were as follows (in thousands):

			Change
	2010	2009	Dollars	Percent

Consolidated net sales	$14,553	$11,844	$2,709	22.9%

Our net sales are comprised of three main markets: hearing health, medical and professional audio device. Below is a summary of our sales by main markets for the three months ended March 31, 2010 and 2009 (in thousands):

			Change
	2010	2009	Dollars	Percent

Medical	$6,508	$5,285	$1,223	23.1%

Hearing Health	$5,370	$4,411	$959	21.7%

Professional Audio Communications	$2,675	$2,148	$527	24.5%

For the three months ended March 31, 2010, we experienced an increase of 23 percent in net sales in the medical equipment market as a direct result of increased sales to existing OEM customers. Management believes there is an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, referred to as bio-telemetry, which resulted in further growth in our medical business. We have experienced solid growth in our most advanced biotelemetry device, a continuous wireless glucose monitor, which we manufacture for a major medical OEM. We are also working with our strategic partner, AME, on proprietary biotelemetry technologies that will enable us to develop new devices that connect patients and care givers, providing critical information and feedback.In 2009, we also entered the cardiac diagnostic monitoring (CDM) market, with our acquisition of Datrix, a supplier of patient monitoring devices.

Net sales in our hearing health business for the three months ended March 31, 2010 increased 22 percent from the same period in 2009, primarily due to higher demand from our customers and general pickup in the economy. We believe our longer term prospects in our hearing health business remain strong as we continue to develop advanced technologies, such as our nanoDSP™, which will enhance the performance of hearing devices. In addition, we believe the market indicators in the hearing health industry, including the aging world population, suggest long-term industry growth.

Net sales to the professional audio device sector increased 25 percent for the three month period ended March 31, 2010 compared to the same period in 2009, primarily due to higher demand from our customers and general pickup in the economy. We believe our extensive portfolio of communication devices that are portable and perform well in noisy or hazardous environments will provide for future long-term growth in this market. These products are well suited for applications in fire, law enforcement, safety, aviation and military markets.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three months ended March 31, was as follows (in thousands):

	2010		2009		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent

Gross profit	$3,676	25.3%	$2,176	18.4%	$1,500	68.9%

In 2010, gross profit increased primarily due to higher sales volume and product mix. We have various activities underway to further increase our gross profit, such as transferring our microphone and receiver production from our Maine operation to our lower cost Singapore facility, increasing the percentage of IntriCon proprietary content in the devices we manufacture and working to introduce Six Sigma lean manufacturing methods into key medical device product lines.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the three months ended March 31 were as follows (in thousands):

	2010		2009		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent

Operating expenses:
Selling	$787	5.4%	$619	5.2%	$168	27.1%
General and Administrative	1,444	9.9	1,378	11.6	66	4.8%
Research and Development	1,119	7.7	881	7.4	238	27.0%

The increased selling expenses for the three months ended March 31, 2010 as compared to the prior year period were driven by increases in royalties and commissions as a result of higher revenues and additional sales expense from the August 2009 acquisition of Datrix. The slight increase in general and administrative expenses was primarily driven by additional operating expenses from the acquisition of Datrix. The increased research and development expenses as compared to the prior year were due to our continued emphasis on investing in research and development projects to develop new products and technology to further enhance our product portfolio.

Interest expense

Net interest expense for the three months ended March 31, 2010 was $170,000 compared to $125,000 for the same period in 2009. The increase in interest expense was due primarily to the August 13, 2009 debt financing with The PrivateBank and Trust Company including both higher interest rates and borrowings.

Equity in earnings (loss) of partnerships

The equity in (loss) earnings of partnerships for the three months ended March 31, 2010 was ($12,000) compared to ($87,000) for the same period in 2009, due to changes in carrying amounts described below.

The Company recorded a $37,000 decrease in the carrying amount of the HIMPP investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for both the three months ended March 31, 2010 and 2009, respectively.

The Company recorded a $25,000 increase and a $50,000 decrease in the carrying amount of IntriCon Tibbetts Corporation’s investment in joint venture, reflecting the Company’s portion of the joint venture’s operating results for the three months ended March 31, 2010 and 2009, respectively.

Other income, net

Other income, net for the three months ended March 31, 2010, was $45,000, compared to other income, net of $57,000 for the same period in 2009.

Income taxes

Income tax expense (benefit) for the three months ended March 31, 2010, was $11,000, compared to a benefit of ($50,000) and for the same period in 2009. The expense and (benefit) for the three months ended March 31, 2010 and 2009 were primarily due to foreign operating income (loss).

Liquidity and Capital Resources

As of March 31, 2010, we had approximately $0.5 million of cash on hand. Sources of our cash for the three months ended March 31, 2010 have been from our operations, as described below.

The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows (in thousands):

	Three months Ended
	March 31, 2010	March 31, 2009
Cash provided by (used in):
Operating activities	$965	$435
Investing activities	(462)	(159)
Financing activities	(390)	(277)
Effect of exchange rate changes on cash	(7)	(5)
Increase (decrease) in cash and cash equivalents	$106	$(6)

The most significant items that contributed to the $1.0 million of cash provided by operating activities were changes in operating assets and liabilities of $0.1 million and improved net income. The change in operating assets and liabilities was primarily due to increases in accounts receivable, partially offset by increases in accrued expenses. The change in accounts receivable was due to higher revenue and the timing of sales and customer payments. The change in accrued expenses was primarily due to more accrued expense for commissions, salary and benefits.

Net cash used by investing of activities consisted of purchases of property, plant and equipment of $0.5 million.

Net cash used by financing activities of $0.4 million was comprised primarily of net payments of debt of $0.6 million.

The Company had the following bank arrangements (in thousands):

	March 31, 2010	December 31, 2009

Total borrowing capacity under existing facilities	$11,713	$12,376

Facility Borrowings:
Domestic revolving credit facility	3,985	4,450
Domestic term loan	3,075	3,250
Foreign overdraft and letter of credit facility	708	678
Total borrowings and commitments	7,768	8,378
Remaining availability under existing facilities	$3,945	$3,998

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

Weighted average interest on the new domestic asset-based revolving credit facility was 4.41% for the three months ended March 31, 2010 and 4.07% for the year ended December 31, 2009. The outstanding balance of the revolving credit facility was $3,985,000 and $4,450,000 at March 31, 2010 and December 31, 2009, respectively. The total remaining availability on the revolving credit facility was approximately $2,796,000 and $2,821,000 at March 31, 2010 and December 31, 2009, respectively.

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

In March 2010, the Company entered into an amendment with the PrivateBank to waive certain covenant violations at December 31, 2009 and January 31, 2010 and reset certain covenant thresholds defined in the original agreement. The Company was in compliance with all applicable covenants under the credit facility, as amended, as of March 31, 2010.

Upon termination of the Bank of America credit facility, the Company was required to settle the outstanding obligations of $121,000 for the liability related to its interest rate swap agreement with Bank of America and recognize the corresponding charge of $121,000 in interest expense in the three month period ended September 30, 2009, which was previously included in other accumulated comprehensive loss. In addition, the Company expensed the remaining deferred financing costs of $86,000 related to the Bank of America facility, which was also included in interest expense in the three month period ended September 30, 2009.

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

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1.8 million line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.04% for the three months ended March 31, 2010 and the outstanding balance was $708,000 and $678,000 at March 31, 2010 and December 31, 2009, respectively. The total remaining availability on the international senior secured credit agreement was approximately $1,150,000 and $1,177,000 at March 31, 2010 and December 31, 2009, respectively.

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

Recent Accounting Pronouncements

In January 2010, the FASB issued ASU No. 2010-06, “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements,” which amends ASC 820, “Fair Value Measurements,” by requiring additional disclosures for transfers in and out of levels 1 and 2 and activity in level 3 fair value measurements. Additionally, the amendment clarifies existing disclosure requirements surrounding the level of disaggregation and valuation techniques and inputs. This guidance became effective for us January 1, 2010 and did not have a material impact on our consolidated financial statements.

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company’s revenue recognition, accounts receivable reserves, inventory valuation, goodwill, long-lived assets, deferred taxes policies and employee benefit obligations. These and other significant accounting policies are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding the Company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009. There have been no material changes in the Company’s market risk exposures which have occurred since December 31, 2009.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2010 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The information contained in note 14 to the Consolidated Condensed Financial Statements in Part I of this quarterly report is incorporated by reference herein.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2009, which could materially affect the Company’s business, financial condition or future results. The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a) Exhibits

10.1

First Amendment and Waiver dated March 12, 2010 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, RTI Electronics, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company.

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

INTRICON CORPORATION
(Registrant)

Date: May17, 2010	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: May 17, 2010	By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

10.1

First Amendment and Waiver dated March 12, 2010 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, RTI Electronics, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company.

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