Form 10-Q
period 2010-06-30
INTRICON CORP
filed 2010-08-12
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

or

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

NA
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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on July 30, 2010 was 5,485,806 (net of 515,754 treasury shares).

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INTRICON CORPORATION

Consolidated Condensed Balance Sheets

(In Thousands)

	June 30, 2010 (Unaudited)	December 31, 2009
Current assets:
Cash	$563	$385
Restricted cash	413	406
Accounts receivable, less allowance for doubtful accounts of $246 at June 30, 2010 and $226 at December 31, 2009	7,527	7,084
Inventories	8,457	8,221
Other current assets	450	879
Current assets of discontinued operations	—	1,140
Total current assets	17,410	18,115

Machinery and equipment	36,242	35,516
Less: Accumulated depreciation	29,740	28,725
Net machinery and equipment	6,502	6,791

Goodwill	9,709	9,717
Investment in partnerships	1,225	1,237
Other assets of discontinued operations	—	142
Other assets, net	1,368	1,361
Total assets	$36,214	$37,363

Current liabilities:
Checks written in excess of cash	$185	$102
Current maturities of long-term debt	1,835	1,709
Accounts payable	3,502	3,637
Deferred gain	110	110
Partnership payable	260	260
Liabilities of discontinued operations	—	926
Other accrued liabilities	3,688	2,867
Total current liabilities	9,580	9,611

Long-term debt, less current maturities	6,274	7,730
Other postretirement benefit obligations	716	756
Long-term partnership payable	500	500
Deferred income taxes	147	129
Accrued pension liabilities	457	543
Deferred gain	550	605
Total liabilities	18,224	19,874

Commitments and contingencies (note 14)

Shareholders’ equity:
Common shares, $1.00 par value per share; 20,000 shares authorized; 5,995 and 5,986 shares issued; 5,480 and 5,470 shares outstanding at June 30, 2010 and December 31, 2009, respectively.	5,996	5,986
Additional paid-in capital	15,257	14,987
Retained deficit	(1,718)	(2,005)
Accumulated other comprehensive loss	(280)	(214)
Less: 516 common shares held in treasury, at cost	(1,265)	(1,265)
Total shareholders’ equity	17,990	17,489
Total liabilities and shareholders’ equity	$36,214	$37,363

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Operations

 (In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2010 (Unaudited)	June 30, 2009 (Unaudited)	June 30, 2010 (Unaudited)	June 30, 2009 (Unaudited)

Sales, net	$14,934	$12,811	$29,488	$24,655
Cost of sales	10,903	10,118	21,781	19,786
Gross profit	4,031	2,693	7,707	4,869

Operating expenses:
Selling expense	835	710	1,622	1,329
General and administrative expense	1,493	1,400	2,937	2,779
Research and development expense	1,105	787	2,224	1,667
Total operating expenses	3,433	2,897	6,783	5,775
Operating income (loss)	598	(204)	924	(906)

Interest expense	(172)	(118)	(342)	(243)
Equity in loss of partnerships	—	(114)	(12)	(201)
Other income, net	42	25	86	82
Income (loss) from continuing operations before income taxes and discontinued operations	468	(411)	656	(1,268)

Income tax expense (benefit)	64	12	75	(38)
Income (loss) before discontinued operations	404	(423)	581	(1,230)

Loss from discontinued operations, net of income taxes	(170)	(175)	(329)	(357)
Gain on sale of discontinued operations, net of income taxes	35	—	35	—
Net income (loss)	$269	$(598)	$287	$(1,587)

Basic income (loss) per share:
Continuing operations	$0.07	$(0.08)	$0.11	$(0.23)
Discontinued operations	$(0.02)	$(0.03)	$(0.06)	$(0.07)
Net income (loss)	$0.05	$(0.11)	$0.05	$(0.30)

Diluted income (loss) per share:
Continuing operations	$0.07	$(0.08)	$0.11	$(0.23)
Discontinued operations	$(0.02)	$(0.03)	$(0.06)	$(0.07)
Net income (loss)	$0.05	$(0.11)	$0.05	$(0.30)

Average shares outstanding:
Basic	5,476	5,354	5,474	5,348
Diluted	5,614	5,354	5,496	5,348

 (See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Cash Flows

 (In Thousands)

	Six Months Ended
	June 30, 2010 (Unaudited)	June 30, 2009 (Unaudited)
Cash flows from operating activities:
Net income (loss)	$287	$(1,587)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of discontinued operations	(35)	—
Depreciation and amortization	1,355	1,245
Stock-based compensation	239	272
Gain on disposition of property	—	(51)
Change in deferred gain	(55)	(60)
Change in allowance for doubtful accounts	20	(151)
Equity in loss of partnerships	12	201
Provision for deferred income taxes	18	(26)
Changes in operating assets and liabilities:
Accounts receivable	(569)	512
Inventories	(307)	(312)
Other assets	210	192
Accounts payable	(116)	388
Accrued expenses	373	(723)
Other liabilities	29	(10)
Net cash provided by (used in) operating activities	1,461	(110)

Cash flows from investing activities:
Purchases of property, plant and equipment	(770)	(636)
Proceeds from sale of property, plant and equipment	—	100
Proceeds from sale of discontinued operations, net	775	—
Proceeds from note receivable	—	225
Net cash provided by (used in) investing activities	5	(311)

Cash flows from financing activities:
Proceeds from long-term borrowings	4,965	5,087
Repayments of long-term borrowings	(6,295)	(5,141)
Proceeds from employee stock purchases and exercise of stock options	36	53
Change in restricted cash	(57)	(5)
Change in checks written in excess of cash	84	352
Net cash (used in) provided by financing activities	(1,267)	346

Effect of exchange rate changes on cash	(21)	(1)

Net increase (decrease) in cash	178	(76)
Cash, beginning of period	385	249

Cash, end of period	$563	$173

 (See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.     General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of June 30, 2010 and December 31, 2009, and the consolidated results of its operations for the three and six months ended June 30, 2010 and 2009.  Results of operations for the interim periods are not necessarily indicators of the results of the operations expected for the full year or any other interim period.

On January 1, 2010, the Company purchased the remaining 10 percent minority interest of its German subsidiary for approximately $18.  The non-controlling interest was immaterial for all periods presented.

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

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements.  The Company entered into a new Singapore lease subsequent to the quarter ended June 30, 2010.  As the Company has decided to move the Singapore manufacturing facility the lease will replace the existing lease set to expire in November 2011.  The lease agreement includes a five year term commencing in October 2010 with monthly rental payments ranging from approximately $25 to $35.

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

3.     Discontinued Operations

In December 2009, the Company’s Board of Directors authorized management to exit the non-core electronics products segment operated by its wholly-owned subsidiary, RTI Electronics, Inc. and divest the assets used in the business. The decision to exit the electronics products segment was made to allow the Company to focus on its core body-worn device segment. In connection with its decision to divest the electronics business, the Company evaluated assets for impairment and costs of terminating employees and recorded the following: (i) an impairment charge of $685 relating to goodwill, (ii) a reduction to realizable value of $720 to tangible assets, and (iii) $275 in employee termination costs for the year ended December 31, 2009. Additional costs related to employee terminations of approximately $200 were recorded during the six months ended June 30, 2010.

On May 28, 2010 the Company completed the sale of substantially all of the assets of its electronics business to an affiliate of Shackleton Equity Partners (“Shackleton”), pursuant to an Asset Purchase Agreement dated May 28, 2010. Shackleton paid $850 cash at closing for the assets and assumed certain operating liabilities of IntriCon’s electronics business, subject to an accounts receivable adjustment.

The Company recorded a gain on sale of $35. The net gain was computed as follows:

Cash	$4
Accounts receivable, net	773
Inventory, net	383
Other current assets	16
Property and equipment, net	72
Other assets	26
Accounts payable	(356)
Accrued expenses	(130)
Long-term debt	(48)
Total	$740
Cash proceeds received from Shackleton	850
Net assets sold	(740)
Transaction costs	(75)
Gain on sale of discontinued operations	$35

The following table shows the results of operations of the Company’s electronic products segment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Sales, net	$984	$1,165	$2,346	$2,652
Operating costs and expenses	(1,151)	(1,337)	(2,670)	(2,989)
Operating loss	(167)	(172)	(324)	(337)
Other expense, net	(3)	(3)	(5)	(5)
Loss from operations before income tax expense	(170)	(175)	(329)	(342)
Income tax expense	—	—	—	15
Net loss from discontinued operations	$(170)	$(175)	$(329)	$(357)

The following table shows the assets and liabilities of the electronic products segment at December 31, 2009:

2009

Cash	$5
Accounts receivable, net	757
Inventory, net	332
Other current assets	46
Current assets of discontinued operations	1,140

Property and equipment, net	116
Other assets	26
Other assets of discontinued operations	142

Accounts payable	351
Accrued compensation and other liabilities	575
Current liabilities of discontinued operations	$926

As discussed above, along with the decision to divest the electronics business, the Company evaluated assets for impairment as of December 31, 2009. Information regarding the nonrecurring fair value measurement of such impairments completed during the three month period ended December 31, 2009 was as follows:

2009 (in thousands):	Fair Value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment Charge

Long-lived assets and goodwill of discontinued operations	$116	$—	$—	$116	$910

There were no additional impairments identified for the three and six months ended June 30, 2010.

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

The purchase price included a closing cash payment of $1,225, issuance of 75,000 shares of restricted common stock of the Company, valued at $270 based on the fair value of the common stock on August 13, 2009, and the issuance of a promissory note in the amount of $1,050 bearing annual interest at 6%, subject to adjustment. In addition, the Company paid off Datrix’s outstanding line of credit with Wells Fargo of $130 at closing.

The principal amount of the promissory note is payable in three installments of $350 on August 13, 2010, August 13, 2011 and August 13, 2012.  The note bears annual interest at 6% and is payable with each installment of principal as set forth above.

The assets and liabilities of Datrix were recorded as of the acquisition date at their respective fair values and consolidated with those of the Company. Likewise, the results of operations of the Datrix operations since August 13, 2009 have been included in the accompanying consolidated statements of operations. The allocation of the net purchase price of the acquisition resulted in goodwill of approximately $2,128. The goodwill represents operating and market synergies that the Company expects to be realized as a result of the acquisition and future opportunities and is not tax deductible. The purchase price allocation is based on estimates of fair values of assets acquired and liabilities assumed. The valuation required the use of significant assumptions and estimates. These estimates were based on assumptions the Company believed to be reasonable.

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

Results from operations of Datrix are not considered material to the financial statements for 2009.  Proforma results are also not considered material for 2009.  Acquisition costs of $277 were primarily incurred and recorded in the three month period ended September 30, 2009.

5.     Product Warranty

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the three and six months ended June 30, 2010:

	Three months ended June 30, 2010	Six months ended June 30, 2010
Beginning balance	$98	$71

Warranty expense	26	53
Closed warranty claims	(5)	(5)

Ending balance	$119	$119

6.     Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	June 30, 2010	December 31, 2009

United States	$5,630	$5,893
Other – primarily Singapore	1,250	1,229

Consolidated	$6,880	$7,122

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

The geographical distribution of net sales to geographical areas for the three and six months ended June 30, 2010 and 2009 were as follows:

	Three months ended		Six months ended
Net Sales to Geographical Areas	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

United States	$10,489	$9,152	$20,549	$17,532
Germany	525	307	1,413	880
China	851	808	1,690	1,341
Switzerland	179	190	340	352
Japan	406	514	673	939
France	468	455	863	878
Singapore	288	151	748	451
United Kingdom	103	191	180	341
Vietnam	376	300	649	464
Hong Kong	179	55	355	206
All other countries	1,070	688	2,028	1,271
Consolidated	$14,934	$12,811	$29,488	$24,655

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

For the three and six months ended June 30, 2010, one customer accounted for 25 percent of the Company’s consolidated net sales. For the three and six months ended June 30, 2009, two customers accounted for 19 percent and 12 percent and 19 percent and 13 percent of the Company’s consolidated net sales, respectively.

At June 30, 2010, one customer accounted for 14 percent of the Company’s consolidated accounts receivable, respectively. At December 31, 2009, two customers accounted for 16 percent and 11 percent of the Company’s consolidated accounts receivable, respectively.

7.     Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total

June 30, 2010
Domestic	$3,799	$1,517	$1,186	$6,502
Foreign	1,277	463	215	1,955
Total	$5,076	$1,980	$1,401	$8,457

December 31, 2009
Domestic	$3,651	$1,680	$934	$6,265
Foreign	1,515	217	224	1,956
Total	$5,166	$1,897	$1,158	$8,221

8.     Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	June 30, 2010	December 31, 2009

Domestic Asset-Based Revolving Credit Facility	$3,240	$4,450
Foreign Overdraft and Letter of Credit Facility	919	678
Domestic Term Loan	2,900	3,250
Domestic Capital Equipment Leases	—	11
Note Payable Datrix Purchase	1,050	1,050
Total Debt	8,109	9,439
Less: Current maturities	(1,835)	(1,709)
Total Long Term Debt	$6,274	$7,730

To finance a portion of the Datrix acquisition and replace the Company’s existing credit facilities with Bank of America, including capital leases, the Company and its domestic subsidiaries entered into a new three year credit facility with The PrivateBank and Trust Company on August 13, 2009. The credit facility provides for:

▪

an $8,000 revolving credit facility, with a $200 subfacility for letters of credit.  Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

▪	a $3,500 term loan.

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

Weighted average interest on the new domestic asset-based revolving credit facility was 4.56% for the six months ended June 30, 2010 and 4.07% for the year ended December 31, 2009.  The outstanding balance of the revolving credit facility was $3,240 and $4,450 at June 30, 2010 and December 31, 2009, respectively.  The total remaining availability on the revolving credit facility was approximately $3,608 and $2,821 at June 30, 2010 and December 31, 2009, respectively. The credit facility expires on August 13, 2012 and all outstanding borrowings will become due and payable.

The outstanding principal balance of the term loan is payable in quarterly installments of varying amounts ranging from $169 to $188. Any remaining principal and accrued interest is payable on August 13, 2012. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan.

In March 2010, the Company entered into an amendment with the PrivateBank to waive certain covenant violations at December 31, 2009 and January 31, 2010 and reset certain covenant thresholds defined in the original agreement.  The Company was in compliance with all applicable covenants under the credit facility, as amended, as of June 30, 2010.

Upon termination of the Bank of America credit facility, the Company was required to settle the outstanding obligations of $121 for the liability related to its interest rate swap agreement with Bank of America and recognize the corresponding charge of $121 in interest expense in the three month period ended September 30, 2009, which was previously included in accumulated other comprehensive loss.  In addition, the Company expensed the remaining deferred financing costs of $86 related to the Bank of America facility, which was also included in interest expense in the three month period ended September 30, 2009.

The prior credit facility provided for:

▪

a $10,000 revolving credit facility, with a $200 subfacility for letters of credit.  Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve.

▪	a $4,500 term loan, which was used to fund the Company’s May, 2007 acquisition of Tibbetts Industries, Inc.

Loans under the credit facility were secured by a security interest in substantially all of the assets of the borrowers including a pledge of the stock of the subsidiaries. All of the borrowers were jointly and severally liable for all borrowings under the credit facility.

In June 2008, the Company completed a sale-leaseback of machinery and equipment with Bank of America. The transaction generated proceeds of $1,098, of which $1,013 was used to pay down the domestic term loan. The facility was repaid on August 13, 2009 with proceeds borrowed under the new PrivateBank facility.

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1,860 line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate.  Weighted average interest on the international credit facilities was 3.93% for the six months ended June 30, 2010 and 5.31% for the year ended December 31, 2009. The outstanding balance was $919 and $678 at June 30, 2010 and December 31, 2009, respectively.  The total remaining availability on the international senior secured credit agreement was approximately $941 and $1,177 at June 30, 2010 and December 31, 2009, respectively.

9.     Income Taxes

Income tax expense for the three and six months ended June 30, 2010 was $64 and $75, respectively compared to expense of $12 and benefit of $38 for the same periods in 2009. The expense (benefit) for the three and six months ended June 30, 2010 and 2009 were primarily due to foreign operating income (loss) and state tax estimated payments. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction that the Company has operations for the three and six months ended June 30, 2010 and 2009:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
United States	$183	$(473)	$340	$(1,069)
Singapore	169	32	143	(189)
Germany	116	30	173	(10)
Income (loss) before income taxes and discontinued operations	$468	$(411)	$656	$(1,268)

10.  Shareholders’ Equity and Stock-based Compensation

The Company has a 1994 stock option plan, a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. New grants may not be made under the 1994, the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of June 30, 2010. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 699 shares. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan.   On April 21, 2010, the Company’s shareholders approved an amendment to the 2006 Equity Incentive Plan to increase (i) the authorized number of shares of the Company’s common stock reserved and issuable under the plan by an additional 250 shares and (ii) the maximum number of incentive stock options that may be granted under the plan to be the same as the maximum number of shares that may be granted under the plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 Equity Incentive Plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the programs discussed in the next two paragraphs, had been granted as of June 30, 2010.  Under all awards, the terms are fixed on the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 equity incentive plan. The director program gives each non-employee director the right under the 2006 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash.  There were 1 and 1 shares issued in lieu of cash for director fees under the director program for the three and six months ended June 30, 2010, respectively.  There were 1 and 2 shares issued in lieu of cash for director fees under the director program for the three and six months ended June 30, 2009, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s common stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of common stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company, subject to the discretion of the Board to prohibit any transactions in common stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the three and six months ended June 30, 2010 and 2009, respectively.

Stock option activity as of and during the six months ended June 30, 2010 was as follows:

	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2009	1,054	$5.67
Options forfeited	(4)	9.63
Options granted	127	3.44
Options exercised	(2)	3.13

Outstanding at June 30, 2010	1,175	$5.42	$—

Exercisable at June 30, 2010	855	$5.29	$51

Available for future grant at December 31, 2009	161

Available for future grant at June 30, 2010	289

The number of shares available for future grant at June 30, 2010 does not include a total of up to 398 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan as of June 30, 2010, which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $2.17 and $1.86, respectively, for options granted during the three and six months ended June 30, 2010. The weighted average fair value of options granted was $1.62 and $1.68, respectively, for options granted during the three and six months ended June 30, 2009.

The Company calculates expected volatility for stock options and awards using both historical volatility as well as the average volatility of our peer competitors.  The Company’s historical volatility is not the sole input due to the material changes in the Company’s operations as a result of the sales of business segments that occurred in 2005 and 2010.

The Company currently estimates a nine percent forfeiture rate for stock options, but will continue to review this estimate in future periods.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). A maximum of 100 shares may be sold under the Purchase Plan. There were 3 and 7 shares purchased under the plan for the three and six months ended June 30, 2010 and a total of 8 and 18 shares purchased for the three and six months ended June 30, 2009.

The risk-free rates for the expected terms of the stock options and awards and the Purchase Plan is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average remaining contractual life of options exercisable at June 30, 2010 was 5.25 years.

The Company recorded $121 and $239 of non-cash stock option expense for the three and six months ended June 30, 2010, respectively. The Company recorded $134 and $272 of non-cash stock option expense for the three and six months ended June 30, 2009, respectively. As of June 30, 2010, there was $526 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 1.5 years.

11.  Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Numerators:
Income (loss) before discontinued operations	$404	$(423)	$581	$(1,230)
Loss from discontinued operations, net of taxes and gain on sale	(135)	(175)	(294)	(357)
Net income (loss)	$269	$(598)	$287	$(1,587)

Denominator:
Basic – weighted shares outstanding	5,476	5,354	5,474	5,348
Weighted shares assumed upon exercise of stock options	138	—	22	—
Diluted – weighted shares outstanding	5,614	5,354	5,496	5,348

Basic earnings (loss) per share:
Continuing operations	$0.07	$(0.08)	$0.11	$(0.23)
Discontinued operations	(0.02)	(0.03)	(0.06)	(0.07)
Basic earnings (loss) per share:	$0.05	$(0.11)	$0.05	$(0.30)

Diluted earnings (loss) per share:
Continuing operations	$0.07	$(0.08)	$0.11	$(0.23)
Discontinued operations	(0.02)	(0.03)	(0.06)	(0.07)
Diluted earnings (loss) per share:	$0.05	$(0.11)	$0.05	$(0.30)

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

Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2010 were options out of the money with rights to purchase approximately 583 and 639 common shares, respectively,  with an average exercise price of $8.33 and $7.68, respectively, because the effect would have been anti-dilutive. Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2009 were options out of the money with rights to purchase approximately 1,033 common shares with an average exercise price of $5.75 because the effect would have been anti-dilutive due to the Company’s net losses in these periods.

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

Upon termination of the Bank of America credit facility, the Company was required to settle the outstanding obligations of $121 for the liability related to its interest rate swap agreement with Bank of America and recognize the corresponding charge of $121 in interest expense in the three month period ended September 30, 2009, which was previously included in other comprehensive income.

Interest rate swaps, which are considered derivative instruments, of $0 and $35 are reported on the balance sheet at fair value in other current liabilities at June 30, 2010 and December 31, 2009, respectively.

13.  Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three months ended		Six months ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Net income (loss)	$269	$(598)	$287	$(1,587)
Change in fair value of interest rate swap	—	14	35	26
(Loss) gain on foreign currency translation adjustment	(59)	(28)	(101)	1
Comprehensive income (loss)	$210	$(612)	$221	$(1,560)

14.  Legal Proceedings

We are a defendant along with a number of other parties in approximately 122 lawsuits as of June 30, 2010, (approximately 122 lawsuits as of December 31, 2009) alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, we do not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. We have requested that the carriers substantiate this situation. We believe we have additional policies available for other years which have been ignored by the carriers. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, we believe when settlement payments are applied to these additional policies, we will have availability under the years deemed exhausted.  We do not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on our financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits, to which these insurance carriers are insuring us, make the ultimate disposition of these lawsuits not material to our consolidated financial position or results of operations.

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

15.  Related-Party Transactions

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $124 and $245 for the three and six months ended June 30, 2010, respectively. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $123 and $242 for the three and six months ended June 30, 2009, respectively. Annual lease commitments, which include base rent expense, real estate taxes and other charges, approximate $477 through October 2011.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors.   For the three and six months ended June 30, 2010, the Company paid that firm approximately $90 and $104, respectively, for legal services and costs. For the three and six months ended June 30, 2009, the Company paid that firm approximately $72 and $92, respectively, for legal services and costs.   The Chairman of our Board of Directors is considered independent under applicable Nasdaq and SEC rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

16.  Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Six months ended
	June 30, 2010	June 30, 2009

Interest received	$3	$1
Interest paid	357	176
Income taxes paid	7	69

17.  Investment in Partnerships

The Company owns a 9% partnership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP), and is a party to a license agreement that grants the Company access to over 45 US registered patents.  The Company recorded an $80 and $117 decrease in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and six months ended June 30, 2010, respectively. The Company recorded a $91 and $128 decrease in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and six months ended June 30, 2009, respectively.

The Company’s subsidiary, IntriCon Tibbetts Corporation, owns a 50% interest in a joint venture with a Swiss company to market, design, manufacture, and sell audio coils to the hearing health industry.  The Company has recorded an $80 and $105 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three and six months ended June 30, 2010, respectively. The Company has recorded a $23 and $73 decrease in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three and six months ended June 30, 2009, respectively.

Condensed financial information of the unaudited joint venture was as follows:

	June 30, 2010	December 31, 2009
Balance Sheet:
Current assets	$938	$833
Non-current assets	242	224
Total assets	$1,180	$1,057

Current liabilities	517	604
Non-current liabilities	—	—
Stockholders’ equity	663	453
Total liabilities and stockholders’ equity	$1,180	$1,057

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Income Statement:
Net revenues	$761	$430	$1,524	$876

Net income (loss)	$160	$(46)	$210	$(146)

18.  Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Hearing Health	$4,919	$5,009	$10,289	$9,420
Medical	6,516	5,474	13,026	10,759
Professional Audio Communications	3,499	2,328	6,173	4,476

Total Revenue	$14,934	$12,811	$29,488	$24,655

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (together with its subsidiaries referred to as the “Company”, “IntriCon,” “we”, “us” or “our”) is an international firm engaged in designing, developing, engineering and manufacturing body-worn devices.

In addition to its operations in Minnesota, the Company has facilities in Maine, California, Singapore and Germany.

Currently, the Company operates in one business segment, the body-worn device segment. In 2009, the Company decided to exit its non-core electronic products segment, to allow for greater focus on its body-worn device segment.  On May 28, 2010 the Company completed the sale of substantially all of the assets of its electronics business to an affiliate of Shackleton Equity Partners. For all periods presented, the Company classified its former electronics products segment as discontinued operations. Unless otherwise indicated, the following description of our business refers only to our continuing operations.

Information contained in this section of this Quarterly Report on Form 10-Q and expressed in U.S. dollars is presented in thousands (000s), except for per share data and as otherwise noted

Market Overview: Body-Worn Devices

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

The medical industry is faced with pressures to reduce the costs of healthcare.  IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture components for medical devices that are easier to use, are more miniature, use less power, and are lighter.  These devices measure with greater accuracy and provide more functions while reducing the costs to manufacture these devices. The industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity is commonly referred to as bio-telemetry.  Through the further development of our ULP BodyNet™ family, a series of wirelessly enabled products including our new wireless nanoLink™ and physioLink™ families, we believe the bio-telemetry offers a significant future opportunity.  Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices.  We believe our strategic partnership with Advanced Medical Electronics Corp. (AME) will allow us to develop new bio-telemetry devices that better connect patients and care givers, providing critical information and feedback.  Current examples of IntriCon bio-telemetry products used by medical device manufacturers include components found in wireless continuous glucose monitors that measure glucose levels and provide real-time blood glucose trend information. In 2009, we also entered the cardiac diagnostic monitoring (CDM) market with our acquisition of Datrix, a supplier of patient monitoring devices.   We are leveraging Datrix’s cardiac monitoring capabilities and incorporating IntriCon’s core competencies to develop and launch a new line of CDM devices, including a next-generation wireless outpatient CDM device that we call Centauri (formerly referred to as MPETS), which we anticipate will be available for sale later in 2010.

In addition, IntriCon manufactures and supplies bubble sensors and flow restrictors that monitor and control the flow of fluid in an intravenous infusion system.  IntriCon also manufactures a family of safety needle products for an original equipment manufacturing (OEM) customer that utilizes IntriCon’s insert and straight molding capabilities.  These products are assembled using full automation, including built-in quality checks within the production lines.

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

In early 2011, we plan to introduce a line of situational listening devices (SLD’s) intended to help hearing impaired people hear in noisy environments like restaurants and automobiles, and listen to television and music by direct wireless connection.  Such devices are intended to be supplements to their conventional hearing aids, which do not handle those situations well.  The SLD’s will be based on our ULP wireless nanoLink™ technology and our physioLink™ technology, which was recently demonstrated at the annual convention of the American Academy of Audiology.  The product line consists of an earpiece, TV transmitter, companion microphone, iPod/iPhone transmitter, and USB transmitter.

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, or that include forward-looking terminology such as “may”, “will”, “believe”, “anticipate”, “expect”, “should”, “optimistic” or “continue” or the negative thereof or other variations thereof, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Company’s Condensed Consolidated Financial Statements” such as net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future level of funding of employee benefit plans, the adequacy of insurance coverage, the impact of new accounting pronouncements and litigation.

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

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

▪	the ability to successfully implement the Company’s business and growth strategy;
▪	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection therewith;
▪	potential obligations to indemnify the purchaser of our former electronics business for certain material claims that may arise;
▪	the volume and timing of orders received by the Company;
▪	changes in estimated future cash flows;
▪	ability to collect on our accounts receivable;
▪	foreign currency movements in markets the Company services;
▪	changes in the global economy and financial markets;
▪	weakening demand for the Company’s products due to general economic conditions;
▪	changes in the mix of products sold;
▪	ability to meet demand;
▪	changes in customer requirements;
▪	timing and extent of research and development expenses;
▪	FDA approval, timely release and acceptance of the Company’s products;
▪	competitive pricing pressures;
▪	pending and potential future litigation;
▪	cost and availability of electronic components and commodities for the Company’s products;
▪	ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;
▪	ability to comply with covenants in our debt agreements;
▪	ability to repay debt when it comes due;
▪	the loss of one or more of our major customers;
▪	ability to identify and integrate Datrix and other acquisitions;
▪	effects of legislation;
▪	effects of foreign operations;
▪	foreign currency risks;
▪	ability to recruit and retain engineering and technical personnel;
▪	the costs and risks associated with research and development investments;
▪	our ability and the ability of our customers to protect intellectual property; and
▪	loss of members of our senior management team.

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

Results of Operations

Sales, net

Our net sales are comprised of three main markets: hearing health, medical and professional audio device.  Below is a summary of our sales by main markets for the three and six months ended June 30, 2010 and 2009:

			Change
Three months ended June 30	2010	2009	Dollars	Percent
Medical	$6,516	$5,474	$1,042	19.0%
Hearing Health	4,919	5,009	(90)	(1.80)%
Professional Audio Communications	3,499	2,328	1,171	50.3%
Total Consolidated Net Sales	$14,934	$12,811	$2,123	16.6%

Six months ended June 30
Medical	$13,026	$10,759	$2,267	21.1%
Hearing Health	10,289	9,420	869	9.2%
Professional Audio Communications	6,173	4,476	1,697	37.9%
Total Consolidated Net Sales	$29,488	$24,655	$4,833	19.6%

For the three and six months ended June 30, 2010, we experienced increases of 19 percent and 21 percent, respectively, in net sales in the medical equipment market as a direct result of increased sales to existing OEM customers and the addition of sales from our proprietary Cardiac Monitoring Devices, or CDMs, which we acquired in the Datrix acquisition in the third quarter of 2009.  Management believes there is an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, referred to as bio-telemetry, which resulted in further growth in our medical business. We have experienced solid growth in our most advanced biotelemetry device, a continuous wireless glucose monitor, which we manufacture for a major medical OEM. Additionally, we are actively involved with this customer for future development of next-generation wireless glucose monitors. We are also working with our strategic partner, AME, on proprietary biotelemetry technologies that will enable us to develop new devices that connect patients and care givers, providing critical information and feedback.

Net sales in our hearing health business for the three and six months ended June 30, 2010 decreased 2 percent and increased 9 percent, respectively, from the same periods in 2009. The hearing health growth was hampered by sustained sluggishness in consumer spending on hearing aids.  We believe our longer term prospects in our hearing health business remain strong as we continue to develop advanced technologies, such as our nanoDSP™, Overtus and Scenic, which will enhance the performance of hearing devices.  In addition, we believe the market indicators in the hearing health industry, including the aging world population, suggest long-term industry growth.

Net sales to the professional audio device sector increased 50 percent and 38 percent, respectively, for the three and six months ended June 30, 2010 compared to the same periods in 2009, primarily through organic growth, sales of headset devices to the installed sound market and communication devices to security agencies. We believe our extensive portfolio of communication devices that are portable and perform well in noisy or hazardous environments will provide for future long-term growth in this market.  These products are well suited for applications in fire, law enforcement, safety, aviation and military markets.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three and six months ended June 30, was as follows:

	2010		2009		Change
Three months ended June 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Gross profit	$4,031	27.0%	$2,693	21.0%	$1,338	49.7%

Six months ended June 30
Gross profit	$7,707	26.1%	$4,869	19.7%	$2,838	58.3%

In 2010, gross profit increased primarily due to higher sales volumes and the impact of various profit enhancement programs.  We have various activities underway to further increase our gross profit, such as transferring our microphone and receiver production from our Maine facility to our lower cost Singapore facility, increasing the percentage of IntriCon proprietary content in the devices we manufacture and working to introduce Six Sigma lean manufacturing methods into key medical device product lines.

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the three and six months ended June 30, were as follows:

	2010		2009		Change
Three months ended June 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Selling	$835	5.6%	$710	5.5%	$125	17.6%
General and Administrative	1,493	10.0%	1,400	10.9%	93	6.6%
Research and Development	1,105	7.4%	787	6.1%	318	40.4%

Six months ended June 30
Selling	$1,622	5.5%	$1,329	5.4%	$293	22.0%
General and Administrative	2,937	10.0%	2,779	11.3%	158	5.7%
Research and Development	2,224	7.5%	1,667	6.8%	557	33.4%

The increased selling expenses for the three and six months ended June 30, 2010 as compared to the prior year period were driven by increases in royalties and commissions as a result of higher revenues and additional sales expense from the August 2009 acquisition of Datrix. The slight increase in general and administrative expenses was primarily driven by additional operating expenses from the acquisition of Datrix. The increased research and development expenses as compared to the prior year were due to our continued emphasis on investing in research and development projects to develop new products and proprietary technology to further enhance our product portfolio.

Interest expense

Net interest expense for the three and six months ended June 30, 2010 was $172 and $342, respectively, compared to $118 and $243 for the same periods in 2009.  The increase in interest expense was due primarily to higher interest rates in effect, as discussed below in “–Liquidity and Capital Resources.”

Equity in loss of partnerships

The equity in loss of partnerships for the three and six months ended June 30, 2010 was $0 and ($12), respectively, compared to ($114) and ($201) for the same periods in 2009, due to changes in carrying amounts described below.

The Company recorded an $80 and $117 decrease in the carrying amount of the HIMPP investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and six months ended June 30, 2010, respectively, compared to decreases of $91 and $128 in the same respective periods in 2009.

The Company recorded an $80 and $105 increase in the carrying amount of IntriCon Tibbetts Corporation’s investment in joint venture, reflecting the Company’s portion of the joint venture’s operating results for the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2009, the Company recorded decreases of $23 and $73, respectively.

Other income, net

Other income, net for the three and six months ended June 30, 2010, was $42 and $86, compared to other income, net of $25 and $82 for the same periods in 2009.  The change in other income, net primarily related to changes in foreign currency exchange rates.

Income taxes

Income tax expense for the three and six months ended June 30, 2010, was $64 and $75, respectively, compared to expense of $12 and benefit of $38 and for the same periods in 2009. The expense and (benefit) for the three and six months ended June 30, 2010 and 2009 were primarily due to foreign operating income (loss) and state taxes.

Liquidity and Capital Resources

As of June 30, 2010, we had $563 of cash on hand.  Sources of our cash for the six months ended June 30, 2010 have been from our operations, as described below.

The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Six months Ended
	June 30, 2010	June 30, 2009
Cash provided by (used in):
Operating activities	$1,461	$(110)
Investing activities	5	(311)
Financing activities	(1,267)	346
Effect of exchange rate changes on cash	(21)	(1)
Increase (decrease) in cash and cash equivalents	$178	$(76)

The most significant items that contributed to the $1,461 of cash provided by operating activities was the change in net income adjusted for significant non-cash depreciation and increases in accrued expenses related to timing. These increases were partially offset by increased days sales outstanding from 42 days at December 31, 2009 to 45 days as of June 30, 2010.

Net cash provided by investing activities consisted of purchases of property, plant and equipment of $770 offset by net proceeds from the sale of the electronics business of $775.

Net cash used by financing activities of $1,267 was comprised primarily of net payments of debt of $1,330.

The Company had the following bank arrangements:

	June 30, 2010	December 31, 2009

Total borrowing capacity under existing facilities	$11,608	$12,376

Facility Borrowings:
Domestic revolving credit facility	3,240	4,450
Domestic term loan	2,900	3,250
Foreign overdraft and letter of credit facility	919	678
Total borrowings and commitments	7,059	8,378
Remaining availability under existing facilities	$4,549	$3,998

To finance a portion of the Datrix acquisition and replace the Company’s existing credit facilities with Bank of America, including capital leases, the Company and its domestic subsidiaries entered into a new three year credit facility with The PrivateBank and Trust Company on August 13, 2009. The credit facility provides for:

▪

an $8,000 revolving credit facility, with a $200 subfacility for letters of credit.  Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

▪	a $3,500 term loan.

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

Weighted average interest on the new domestic asset-based revolving credit facility was 4.56% for the six months ended June 30, 2010 and 4.07% for the year ended December 31, 2009.  The outstanding balance of the revolving credit facility was $3,240 and $4,450 at June 30, 2010 and December 31, 2009, respectively.  The total remaining availability on the revolving credit facility was approximately $3,608 and $2,821 at June 30, 2010 and December 31, 2009, respectively.

The outstanding principal balance of the term loan is payable in quarterly installments of varying amounts ranging from $169 to $188. Any remaining principal and accrued interest is payable on August 13, 2012. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan.

In March 2010, the Company entered into an amendment with the PrivateBank to waive certain covenant violations at December 31, 2009 and January 31, 2010 and reset certain covenant thresholds defined in the original agreement.  The Company was in compliance with all applicable covenants under the credit facility, as amended, as of June 30, 2010.

Upon termination of the Bank of America credit facility, the Company was required to settle the outstanding obligations of $121 for the liability related to its interest rate swap agreement with Bank of America and recognize the corresponding charge of $121 in interest expense in the three month period ended September 30, 2009, which was previously included in accumulated other comprehensive loss.  In addition, the Company expensed the remaining deferred financing costs of $86 related to the Bank of America facility, which was also included in interest expense in the three month period ended September 30, 2009.

The prior credit facility provided for:

▪

a $10,000 revolving credit facility, with a $200 subfacility for letters of credit.  Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve.

▪	a $4,500 term loan, which was used to fund the Company’s May, 2007 acquisition of Tibbetts Industries, Inc.

Loans under the credit facility were secured by a security interest in substantially all of the assets of the borrowers including a pledge of the stock of the subsidiaries. All of the borrowers were jointly and severally liable for all borrowings under the credit facility.

In June 2008, the Company completed a sale-leaseback of machinery and equipment with Bank of America. The transaction generated proceeds of $1,098, of which $1,013 was used to pay down the domestic term loan. The facility was repaid on August 13, 2009 with proceeds borrowed under the new PrivateBank facility.

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1,860 line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate.  Weighted average interest on the international credit facilities was 3.93% for the six months ended June 30, 2010 and 5.31% for the year ended December 31, 2009. The outstanding balance was $919 and $678 at June 30, 2010 and December 31, 2009, respectively.  The total remaining availability on the international senior secured credit agreement was approximately $941 and $1,177 at June 30, 2010 and December 31, 2009, respectively.

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

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2010 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  (Removed and Reserved)

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

(a)         Exhibits

2.1

Asset Purchase Agreement dated as of May 28, 2010 among RTIE Holdings LLC, RTI Electronics. Inc., and IntriCon Corporation (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on June 3, 2010)

10.1

2006 Equity Incentive Plan, as amended (management contract, compensatory plan or arrangement) incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 15, 2010)

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

INTRICON CORPORATION (Registrant)

Date: August 12, 2010	By:	/s/ Mark S. Gorder
Mark S. Gorder President and Chief Executive Officer (principal executive officer)

Date: August 12, 2010
	By:	/s/ Scott Longval
Scott Longval Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

2.1

Asset Purchase Agreement dated as of May 28, 2010 among RTIE Holdings LLC, RTI Electronics. Inc., and IntriCon Corporation (incorporated by reference from Exhibit 2.1 to the Company’s Form 8-K filed with the SEC on June 3, 2010)

10.1

2006 Equity Incentive Plan, as amended (management contract, compensatory plan or arrangement) incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 15, 2010)

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