Form 10-Q
period 2010-09-30
INTRICON CORP
filed 2010-11-10
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

or

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on October 29, 2010 was 5,490,695 (net of 515,754 treasury shares).

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands)

	September 30, 2010 (Unaudited)	December 31, 2009
Current assets:
Cash	$792	$385
Restricted cash	325	406
Accounts receivable, less allowance for doubtful accounts of $219 at September 30, 2010 and $226 at December 31, 2009	8,070	7,084
Inventories	9,000	8,221
Other current assets	698	879
Current assets of discontinued operations	—	1,140
Total current assets	18,885	18,115

Machinery and equipment	36,607	35,516
Less: Accumulated depreciation	30,227	28,725
Net machinery and equipment	6,380	6,791

Goodwill	9,709	9,717
Investment in partnerships	1,286	1,237
Other assets of discontinued operations	—	142
Other assets, net	1,277	1,361
Total assets	$37,537	$37,363

Current liabilities:
Checks written in excess of cash	$83	$102
Current maturities of long-term debt	1,772	1,709
Accounts payable	3,900	3,637
Deferred gain	110	110
Partnership payable	260	260
Liabilities of discontinued operations	—	926
Other accrued liabilities	3,519	2,867
Total current liabilities	9,644	9,611

Long-term debt, less current maturities	7,104	7,730
Other postretirement benefit obligations	696	756
Long-term partnership payable	500	500
Deferred income taxes	150	129
Accrued pension liabilities	484	543
Deferred gain	523	605
Total liabilities	19,101	19,874

Commitments and contingencies (note 14)

Shareholders’ equity:
Common shares, $1.00 par value per share; 20,000 shares authorized; 6,006 and 5,986 shares issued; 5,490 and 5,470 shares outstanding at September 30, 2010 and December 31, 2009, respectively.	6,006	5,986
Additional paid-in capital	15,406	14,987
Retained deficit	(1,475)	(2,005)
Accumulated other comprehensive loss	(236)	(214)
Less: 516 common shares held in treasury, at cost	(1,265)	(1,265)
Total shareholders’ equity	18,436	17,489
Total liabilities and shareholders’ equity	$37,537	$37,363

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended

	September 30, 2010 (Unaudited)	September 30, 2009 (Unaudited)	September 30, 2010 (Unaudited)	September 30, 2009 (Unaudited)

Sales, net	$14,727	$12,868	$44,215	$37,523
Cost of sales	10,912	10,258	32,693	30,044
Gross profit	3,815	2,610	11,522	7,479

Operating expenses:
Selling expense	751	694	2,373	2,023
General and administrative expense	1,398	1,180	4,335	3,959
Research and development expense	1,231	799	3,455	2,466
Total operating expenses	3,380	2,673	10,163	8,448
Operating income (loss)	435	(63)	1,359	(969)

Interest expense	(158)	(378)	(500)	(621)
Equity in income (loss) of partnerships	54	(19)	42	(220)
Other income (loss), net	(57)	(243)	29	(161)
Income (loss) from continuing operations before income taxes and discontinued operations	274	(703)	930	(1,971)

Income tax expense (benefit)	31	8	106	(30)
Income (loss) before discontinued operations	243	(711)	824	(1,941)

Loss from discontinued operations, net of income taxes	—	(25)	(329)	(382)
Gain on sale of discontinued operations, net of income taxes	—	—	35	—
Net income (loss)	$243	$(736)	$530	$(2,323)

Basic income (loss) per share:
Continuing operations	$0.04	$(0.13)	$0.15	$(0.36)
Discontinued operations	0.00	(0.01)	(0.05)	(0.07)
Net income (loss)	$0.04	$(0.14)	$0.10	$(0.43)

Diluted income (loss) per share:
Continuing operations	$0.04	$(0.13)	$0.15	$(0.36)
Discontinued operations	0.00	(0.01)	(0.05)	(0.07)
Net income (loss)	$0.04	$(0.14)	$0.10	$(0.43)

Average shares outstanding:
Basic	5,485	5,412	5,477	5,370
Diluted	5,614	5,412	5,540	5,370

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)

	Nine Months Ended

	September 30, 2010 (Unaudited)	September 30, 2009 (Unaudited)
Cash flows from operating activities:
Net income (loss)	$530	$(2,323)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of discontinued operations	(35)	—
Depreciation and amortization	2,088	1,834
Stock-based compensation	362	418
(Gain) loss on disposition of property	5	(51)
Change in deferred gain	(83)	(139)
Change in allowance for doubtful accounts	(7)	(142)
Equity in (income) loss of partnerships	(42)	220
Provision for deferred income taxes	21	(26)
Changes in operating assets and liabilities:
Accounts receivable	(1,030)	1,889
Inventories	(829)	(79)
Other assets	(73)	(240)
Accounts payable	266	1,157
Accrued expenses	105	(1,098)
Other liabilities	24	(10)
Net cash provided by operating activities	1,302	1,410

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,212)	(984)
Proceeds from sale of property, plant and equipment	—	100
Purchase of Datrix	—	(1,342)
Proceeds from sale of discontinued operations, net	775	—
Proceeds from note receivable	—	225
Other	(7)	—
Net cash used in investing activities	(444)	(2,001)

Cash flows from financing activities:
Proceeds from long-term borrowings	8,690	15,613
Repayments of long-term borrowings	(9,252)	(14,543)
Proceeds from employee stock purchases and exercise of stock options	70	136
Change in restricted cash	64	(7)
Change in checks written in excess of cash	(19)	422
Net cash (used in) provided by financing activities	(447)	1,621

Effect of exchange rate changes on cash	(4)	3

Net increase in cash	407	1,033
Cash, beginning of period	385	249

Cash, end of period	$792	$1,282
Stock issued in connection with purchase of Datrix	$—	$270
Subordinated note issued in connection with purchase of Datrix	$—	$1,050

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of September 30, 2010 and December 31, 2009, and the consolidated results of its operations for the three and nine months ended September 30, 2010 and 2009. Results of operations for the interim periods are not necessarily indicators of the results of the operations expected for the full year or any other interim period.

On January 1, 2010, the Company purchased the remaining 10 percent minority interest of its German subsidiary for approximately $18. The non-controlling interest was immaterial for all periods presented.

Segment Disclosures – A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. The Company’s business segments have similar economic characteristics and are similar in the nature of the products sold, type of customers, methods used to distribute the Company’s products and regulatory environment. Management believes that the Company meets the criteria for aggregating its operating segments of its continuing operations into a single reporting segment.

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

In December 2009, the Company’s Board of Directors authorized management to exit the non-core electronics products segment operated by its wholly-owned subsidiary, RTI Electronics, Inc. and divest the assets used in the business. The decision to exit the electronics products segment was made to allow the Company to focus on its core body-worn device segment. In connection with its decision to divest the electronics business, the Company evaluated assets for impairment and costs of terminating employees and recorded the following: (i) an impairment charge of $685 relating to goodwill, (ii) a reduction to realizable value of $720 to tangible assets, and (iii) $275 in employee termination costs for the year ended December 31, 2009. Additional costs related to employee terminations of approximately $200 were recorded during the first half of 2010.

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

          The Company recorded a gain on sale of $35. The net gain was computed as follows:

Cash	$4
Accounts receivable, net	773
Inventory, net	383
Other current assets	16
Property and equipment, net	72
Other assets	26
Accounts payable	(356)
Accrued expenses	(130)
Long-term debt	(48)
Total	$740
Cash proceeds received from Shackleton	850
Net assets sold	(740)
Transaction costs	(75)
Gain on sale of discontinued operations	$35

          The following table shows the results of operations of the Company’s electronic products segment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Sales, net	$—	$1,347	$2,346	$3,998
Operating costs and expenses	—	(1,369)	(2,670)	(4,356)
Operating loss	—	(22)	(324)	(358)
Other expense, net	—	(3)	(5)	(9)
Loss from operations before income tax expense	—	(25)	(329)	(367)
Income tax expense	—	—	—	15
Net loss from discontinued operations	$—	$(25)	$(329)	$(382)

          The following table shows the assets and liabilities of the electronic products segment at December 31, 2009:

2009

Cash	$5
Accounts receivable, net	757
Inventory, net	332
Other current assets	46
Current assets of discontinued operations	1,140

Property and equipment, net	116
Other assets	26
Other assets of discontinued operations	142

Accounts payable	351
Accrued compensation and other liabilities	575
Current liabilities of discontinued operations	$926

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

There were no additional impairments identified for the three and nine months ended September 30, 2010.

4.	Acquisition

On August 13, 2009, the Company acquired all of the outstanding stock of Jon Barron, Inc. doing business as Datrix (“Datrix”), a privately held developer, manufacturer, tester and marketer of medical devices and related software products based in Escondido, California. The acquisition provided the Company entry into the ambulatory electrocardiograph (AECG) and event recording markets.

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

The remaining principal amount of the promissory note is payable in two installments of $350 on August 13, 2011 and August 13, 2012. The note bears annual interest at 6% and is payable with each installment of principal as set forth above. The Company made the first installment payment of $413 on August 13, 2010, which included principal of $350 and interest of $63.

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

The purchase price was as follows as of August 13, 2009 (amounts in thousands):

Cash paid to seller at closing	$1,225
Cash paid to Wells Fargo at closing	130
Stock consideration	270
Seller note at close	1,050
Total purchase price	$2,675

The following table summarizes the purchase price allocation for the Datrix acquisition (amounts in thousands):

Cash	$13
Other current assets	522
Intangible assets (weighted average life of 2.4 years)	125
Goodwill	2,128
Current liabilities	(113)
Total preliminary purchase price allocation	$2,675

Results from operations of Datrix are not considered material to the financial statements for 2009. Proforma results are also not considered material for 2009. Acquisition costs of $277 were primarily incurred and recorded in the three month period ended September 30, 2009.

5.	Product Warranty

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the nine months ended September 30, 2010 and the nine months ended September 30, 2009:

	September 30, 2010	September 30, 2009
Beginning balance	$71	$100

Warranty expense	53	48
Closed warranty claims	(10)	(77)

Ending balance	$114	$71

6.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	September 30, 2010	December 31, 2009

United States	$5,232	$5,893
Other – primarily Singapore	1,527	1,229

Consolidated	$6,759	$7,122

Long-lived assets consist of property and equipment and certain other assets as they are difficult to move and relatively illiquid. Excluded from long-lived assets are investments in partnerships, patents, license agreements and goodwill. The Company capitalizes long-lived assets pertaining to the production of specialized parts. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted cash flows exceeds the carrying value of the assets.

The geographical distribution of net sales to geographical areas for the three and nine months ended September 30, 2010 and 2009 were as follows:

	Three months ended		Nine months ended
Net Sales to Geographical Areas	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

United States	$10,112	$8,949	$30,623	$26,480
Germany	261	548	1,410	1,428
China	1,386	563	3,077	1,905
Switzerland	195	129	574	481
Japan	616	254	1,289	1,192
France	374	491	1,237	1,369
Singapore	112	161	860	613
United Kingdom	142	121	585	462
Vietnam	305	164	953	629
Hong Kong	47	147	401	353
All other countries	1,177	1,341	3,206	2,611
Consolidated	$14,727	$12,868	$44,215	$37,523

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

For the three and nine months ended September 30, 2010, one customer accounted for 21 percent and 24 percent of the Company’s consolidated net sales, respectively. For the three and nine months ended September 30, 2009, two customers accounted for 24 percent and 11 percent and 20 percent and 12 percent of the Company’s consolidated net sales, respectively.

At September 30, 2010, two customers accounted for 14 percent and 12 percent of the Company’s consolidated accounts receivable, respectively. At December 31, 2009, two customers accounted for 16 percent and 11 percent of the Company’s consolidated accounts receivable, respectively.

7.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total

September 30, 2010
Domestic	$3,973	$1,597	$1,179	$6,749
Foreign	1,478	444	329	2,251
Total	$5,451	$2,041	$1,508	$9,000

December 31, 2009
Domestic	$3,651	$1,680	$934	$6,265
Foreign	1,515	217	224	1,956
Total	$5,166	$1,897	$1,158	$8,221

8.	Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	September 30, 2010	December 31, 2009

Domestic Asset-Based Revolving Credit Facility	$4,440	$4,450
Foreign Overdraft and Letter of Credit Facility	1,005	678
Domestic Term-Loan	2,731	3,250
Domestic Capital Equipment Leases	—	11
Note Payable Datrix Purchase	700	1,050
Total Debt	8,876	9,439
Less: Current maturities	(1,772)	(1,709)
Total Long-Term Debt	$7,104	$7,730

To finance a portion of the Datrix acquisition and replace the Company’s existing credit facilities with Bank of America, including capital leases, the Company and its domestic subsidiaries entered into a three year credit facility with The PrivateBank and Trust Company on August 13, 2009. The credit facility provides for:

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

Weighted average interest on the new domestic asset-based revolving credit facility was 4.36% for the nine months ended September 30, 2010 and 4.07% for the year ended December 31, 2009. The outstanding balance of the revolving credit facility was $4,440 and $4,450 at September 30, 2010 and December 31, 2009, respectively. The total remaining availability on the revolving credit facility was approximately $1,755 and $2,821 at September 30, 2010 and December 31, 2009, respectively. The credit facility expires on August 13, 2012 and all outstanding borrowings will become due and payable.

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

In March 2010, the Company entered into an amendment with The PrivateBank to waive certain covenant violations at December 31, 2009 and January 31, 2010 and reset certain covenant thresholds defined in the original agreement. The Company was in compliance with all applicable covenants under the credit facility, as amended, as of September 30, 2010.

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

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1,977 line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.14% for the nine months ended September 30, 2010 and 5.31% for the year ended December 31, 2009. The outstanding balance was $1,005 and $678 at September 30, 2010 and December 31, 2009, respectively. The total remaining availability on the international senior secured credit agreement was approximately $972 and $1,177 at September 30, 2010 and December 31, 2009, respectively.

The Company began relocation of its Singapore operation in the third quarter of 2010, as required by the Singapore government, which is redeveloping the land where the Singapore operation was located. In connection with the relocation, the Company entered into a lease agreement for the new facility. The new lease agreement includes a five year term which commenced October 2010 with monthly rental payments ranging from approximately $25 to $35 over the term of the lease. Further, the credit agreement was modified in August 2010 to allow an additional $370 in borrowing under the existing borrowing base to fund the Singapore facility relocation. The borrowings will be repaid over a three year period.

9.	Income Taxes

Income tax expense for the three and nine months ended September 30, 2010 was $31 and $106, respectively compared to expense of $8 and benefit of $30 for the same periods in 2009. The expense (benefit) for the three and nine months ended September 30, 2010 and 2009 were primarily due to foreign operating income (loss) and state tax estimated payments. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction that the Company has operations for the three and nine months ended September 30, 2010 and 2009:

	Three months ended		Nine months ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
United States	$118	$(718)	$457	$(1,824)
Singapore	123	46	266	(106)
Germany	33	(31)	207	(41)
Income (loss) before income taxes and discontinued operations	$274	$(703)	$930	$(1,971)

10.	Shareholders’ Equity and Stock-based Compensation

The Company has a 1994 stock option plan, a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. New grants may not be made under the 1994, the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of September 30, 2010. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 699 shares. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan. On April 21, 2010, the Company’s shareholders approved an amendment to the 2006 Equity Incentive Plan to increase (i) the authorized number of shares of the Company’s common stock reserved and issuable under the plan by an additional 250 shares and (ii) the maximum number of incentive stock options that may be granted under the plan to be the same as the maximum number of shares that may be granted under the plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 Equity Incentive Plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the programs discussed in the next two paragraphs, had been granted as of September 30, 2010. Under all awards, the terms are fixed on the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 equity incentive plan. The director program gives each non-employee director the right under the 2006 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There were 1 and 2 shares issued in lieu of cash for director fees under the director program for the three and nine months ended September 30, 2010, respectively. There were 1 and 3 shares issued in lieu of cash for director fees under the director program for the three and nine months ended September 30, 2009, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s common stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of common stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company, subject to the discretion of the Board to prohibit any transactions in common stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the three and nine months ended September 30, 2010 and 2009, respectively.

Stock option activity as of and during the nine months ended September 30, 2010 was as follows:

	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2009	1,054	$5.67
Options forfeited	(20)	6.84
Options granted	127	3.44
Options exercised	(7)	3.02

Outstanding at September 30, 2010	1,154	$5.42	$755

Exercisable at September 30, 2010	842	$5.27	$681

Available for future grant at December 31, 2009	161

Available for future grant at September 30, 2010	304

The number of shares available for future grant at September 30, 2010 does not include a total of up to 283 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan as of September 30, 2010, which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $1.86, for options granted during the nine months ended September 30, 2010. There were no options granted during the three month period ended September 30, 2010. The weighted average fair value of options granted was $1.77 and $1.67, respectively, for options granted during the three and nine months ended September 30, 2009.

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

The weighted average remaining contractual life of options exercisable at September 30, 2010 was 4.78 years.

The Company recorded $123 and $362 of non-cash stock option expense for the three and nine months ended September 30, 2010, respectively. The Company recorded $146 and $418 of non-cash stock option expense for the three and nine months ended September 30, 2009, respectively. As of September 30, 2010, there was $395 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 1.3 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). A maximum of 100 shares may be sold under the Purchase Plan. There were 4 and 11 shares purchased under the plan for the three and nine months ended September 30, 2010 and a total of 6 and 24 shares purchased for the three and nine months ended September 30, 2009.

11.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three months ended		Nine months ended

	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Numerators:
Income (loss) before discontinued operations	$243	$(711)	$824	$(1,941)
Loss from discontinued operations, net of taxes and gain on sale	—	(25)	(294)	(382)
Net income (loss)	$243	$(736)	$530	$(2,323)

Denominator:
Basic – weighted shares outstanding	5,485	5,412	5,477	5,370
Weighted shares assumed upon exercise of stock options	129	—	63	—
Diluted – weighted shares outstanding	5,614	5,412	5,540	5,370

Basic earnings (loss) per share:
Continuing operations	$0.04	$(0.13)	$0.15	$(0.36)
Discontinued operations	0.00	(0.01)	(0.05)	(0.07)
Basic earnings (loss) per share:	$0.04	$(0.14)	$0.10	$(0.43)

Diluted earnings (loss) per share:
Continuing operations	$0.04	$(0.13)	$0.15	$(0.36)
Discontinued operations	0.00	(0.01)	(0.05)	(0.07)
Diluted earnings (loss) per share:	$0.04	$(0.14)	$0.10	$(0.43)

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

Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2010 were options out of the money with rights to purchase approximately 488 and 575 common shares, respectively, with an average exercise price of $8.60 and $8.01, respectively, because the effect would have been anti-dilutive. Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2009 were options out of the money with rights to purchase approximately 1,058 common shares with an average exercise price of $5.69 because the effect would have been anti-dilutive due to the Company’s net losses in these periods.

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

Interest rate swaps, which are considered derivative instruments, of $0 and $35 are reported on the balance sheet at fair value in other current liabilities at September 30, 2010 and December 31, 2009, respectively.

13.	Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three months ended		Nine months ended

	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Net income (loss)	$243	$(736)	$530	$(2,323)
Change in fair value of interest rate swap	—	102	35	128
(Loss) gain on foreign currency translation adjustment	43	15	(58)	17
Comprehensive income (loss)	$286	$(618)	$507	$(2,178)

14.	Legal Proceedings

We are a defendant along with a number of other parties in lawsuits alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, we do not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. We have requested that the carriers substantiate this situation. We believe we have additional policies available for other years which have been ignored by the carriers. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, we believe when settlement payments are applied to these additional policies, we will have availability under the years deemed exhausted. We do not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on our financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits, to which these insurance carriers are insuring us, make the ultimate disposition of these lawsuits not material to our consolidated financial position or results of operations.

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

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $122 and $367 for the three and nine months ended September 30, 2010, respectively. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $123 and $365 for the three and nine months ended September 30, 2009, respectively. Annual lease commitments, which include base rent expense, real estate taxes and other charges, approximate $477 through October 2011.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three and nine months ended September 30, 2010, the Company paid that firm approximately $34 and $138, respectively, for legal services and costs. For the three and nine months ended September 30, 2009, the Company paid that firm approximately $127 and $219, respectively, for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and SEC rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

16.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Nine months ended

	September 30, 2010	September 30, 2009

Interest received	$3	$1
Interest paid	374	478
Income taxes paid	7	69

17.	Investment in Partnerships

The Company owns a 9% partnership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP), and is a party to a license agreement that grants the Company access to over 45 US registered patents. The Company recorded a $37 and $154 decrease in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and nine months ended September 30, 2010, respectively. The Company recorded a $37 and $165 decrease in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and nine months ended September 30, 2009, respectively.

The Company’s subsidiary, IntriCon Tibbetts Corporation, owns a 50% interest in a joint venture with a Swiss company to market, design, manufacture, and sell audio coils to the hearing health industry. The Company has recorded a $91 and $196 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three and nine months ended September 30, 2010, respectively. The Company has recorded an $18 increase and a $55 decrease in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three and nine months ended September 30, 2009, respectively.

Condensed financial information of the unaudited joint venture was as follows:

	September 30, 2010	December 31, 2009
Balance Sheet:
Current assets	$1,119	$833
Non-current assets	222	224
Total assets	$1,341	$1,057

Current liabilities	496	604
Non-current liabilities	—	—
Stockholders’ equity	845	453
Total liabilities and stockholders’ equity	$1,341	$1,057

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Income Statement:
Net revenues	$953	$440	$2,553	$1,315

Net income (loss)	$182	$36	$392	$(109)

18.	Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Hearing Health	$4,903	$4,085	$15,192	$13,505
Medical	6,400	5,817	19,426	16,575
Professional Audio Communications	3,424	2,966	9,597	7,443

Total Revenue	$14,727	$12,868	$44,215	$37,523

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

Information contained in this section of this Quarterly Report on Form 10-Q and expressed in U.S. dollars is presented in thousands (000s), except for per share data and as otherwise noted.

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

Medical

In the medical market, the Company is focused on sales of multiple bio-telemetry devices from life-critical diagnostic monitoring devices to drug-delivery systems. Using our nanoDSP™ and ULP nanoLink™ technology, the Company manufactures microelectronics, micro-mechanical assemblies, high-precision injection-molded plastic components and complete bio-telemetry devices for emerging and leading medical device manufacturers. Targeted customers include medical product manufacturers of portable and lightweight battery powered devices.

The medical industry is faced with pressures to reduce the costs of healthcare. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture components for medical devices that are easier to use, are more miniature, use less power, and are lighter. These devices measure with greater accuracy and provide more functions while reducing the costs to manufacture these devices. The industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity is commonly referred to as bio-telemetry. Through the further development of our ULP BodyNet™ family, a series of wirelessly enabled products including our new wireless nanoLink™ and physioLink™ families, we believe the bio-telemetry offers a significant future opportunity. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices. We believe our strategic partnership with Advanced Medical Electronics Corp. (AME) will allow us to develop new bio-telemetry devices that better connect patients and care givers, providing critical information and feedback. Current examples of IntriCon bio-telemetry products used by medical device manufacturers include components found in wireless continuous glucose monitors that measure glucose levels and provide real-time blood glucose trend information. In 2009, we also entered the cardiac diagnostic monitoring (CDM) market with our acquisition of Datrix, a supplier of patient monitoring devices. We are leveraging Datrix’s cardiac monitoring capabilities and incorporating IntriCon’s core competencies to develop and launch a new line of CDM devices, including a next-generation wireless outpatient CDM device that we call Centauri (formerly referred to as MPETS), which we anticipate filing for FDA approval in the fourth quarter of 2010.

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

Based on our investments in core technologies, specifically nanoDSP™ and our new wireless nanoLink™ and physioLink™ technologies, IntriCon is building a new generation of affordable, high-quality hearing aids and similar amplifier devices under contracts for OEM’s. DSP devices have better clarity, attractive pricing points and an improved ability to filter out background noise. During 2009, we introduced our Scenic™ DSP amplifier with acoustic scene analysis, our new high-performance adaptive DSP hearing instrument amplifier. In our view, Scenic advanced capabilities are ideally suited for the hearing health market. Additionally, in 2010 we introduced the Overtus™ DSP amplifier. The Overtus DSP amplifier is designed to optimize open in the canal (ITC) type fittings. The amplifier algorithm contains two patented features, an advanced adaptive feedback canceller optimized for open ITC fittings and an acoustic switch eliminating the need for a mechanical switch and allowing for further miniaturization. Overtus will be entering production in the coming weeks and sales are expected to have a modest impact on 2010 fourth-quarter results. Further, with the Overtus technology, we have developed our own complete hearing device, the all-new, patent-pending APT™ Open ITC. The APT, introduced at European Hearing Aid Acousticians early in the 2010 fourth quarter, is powered by the Overtus and includes our Reliant CLEAR™ adaptive feedback canceller and the AcousTAP ™ acoustic push button. In addition the APT utilizes the patent pending Concha Lock System technology that allows for the suspension of an open in-the-ear device in the ear canal. These features create stable and effective amplification, occlusion-free comfort and easy integration into existing fitting systems. Our OEM customers now have the option of using Overtus in their own devices, or purchasing our complete APT device. We believe the introductions of the Scenic, Overtus and APT solidifies our position as a leader of high-performance adaptive DSP hearing instrument amplifiers. Furthermore, we believe our strategic alliance with Dynamic Hearing will allow us to develop new body-worn applications and further expand both our hearing health and professional audio product portfolio.

Overall, we believe the hearing health market holds significant opportunities for the Company. In the United States, Europe and Japan, the 65-year-old-plus age demographic is the fastest growing segment of the population, and many of those individuals could, at some point, benefit from a hearing device that uses IntriCon’s proprietary technology.

While it harbors great potential, the hearing health market is experiencing slowness due to macroeconomic conditions. In general, the U.S. market does not provide insurance reimbursement for hearing aid purchases. People can defer their hearing aid purchase. We believe the hearing health market will continue to experience slow, steady growth in 2010 and into 2011. Reimbursement trends in Europe are more favorable, with insurers and the governments covering more devices.

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

In early 2011, we plan to introduce a line of situational listening devices (SLD’s) intended to help hearing impaired people hear in noisy environments like restaurants and automobiles, and listen to television music, and direct broadcast by wireless connection. Such devices are intended to be supplements to their conventional hearing aids, which do not handle those situations well. The SLD’s will be based on our ULP wireless nanoLink™ technology and our physioLink™ technology, which was recently demonstrated at the annual convention of the American Academy of Audiology. The product line consists of an earpiece, TV transmitter, companion microphone, iPod/iPhone transmitter, and USB transmitter.

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

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

▪	the ability to successfully implement the Company’s business and growth strategy;
▪	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection therewith;
▪	potential obligations to indemnify the purchaser of our former electronics business for certain material claims that may arise;
▪	the volume and timing of orders received by the Company;
▪	changes in estimated future cash flows;
▪	ability to collect on our accounts receivable;
▪	foreign currency movements in markets the Company services;
▪	changes in the global economy and financial markets;
▪	weakening demand for the Company’s products due to general economic conditions;
▪	changes in the mix of products sold;
▪	ability to meet demand;
▪	changes in customer requirements;
▪	timing and extent of research and development expenses;
▪	FDA approval, timely release and acceptance of the Company’s products;
▪	competitive pricing pressures;
▪	pending and potential future litigation;
▪	cost and availability of electronic components and commodities for the Company’s products;
▪	ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;
▪	ability to comply with covenants in our debt agreements;
▪	ability to repay debt when it comes due;
▪	the loss of one or more of our major customers;
▪	ability to identify, complete and integrate acquisitions;
▪	effects of legislation;
▪	effects of foreign operations;
▪	foreign currency risks;
▪	ability to develop new products such as Centauri, Overtus, Scenic and APT;

▪	ability to recruit and retain engineering and technical personnel;
▪	the costs and risks associated with research and development investments;
▪	our ability and the ability of our customers to protect intellectual property; and
▪	loss of members of our senior management team.

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

Results of Operations

Sales, net

Our net sales are comprised of three main markets: hearing health, medical and professional audio device. Below is a summary of our sales by main markets for the three and nine months ended September 30, 2010 and 2009:

			Change
Three months ended September 30	2010	2009	Dollars	Percent
Medical	$6,400	$5,817	$583	10.0%
Hearing Health	4,903	4,085	818	20.0%
Professional Audio Communications	3,424	2,966	458	15.4%
Total Consolidated Net Sales	$14,727	$12,868	$1,859	14.4%

Nine months ended September 30
Medical	$19,426	$16,575	$2,851	17.2%
Hearing Health	15,192	13,505	1,687	12.5%
Professional Audio Communications	9,597	7,443	2,154	28.9%
Total Consolidated Net Sales	$44,215	$37,523	$6,692	17.8%

For the three and nine months ended September 30, 2010, we experienced increases of 10 percent and 17 percent, respectively, in net sales in the medical equipment market as a direct result of continued sales to existing OEM customers and the addition of sales from our proprietary Cardiac Monitoring Devices, or CDMs, which we acquired in the Datrix acquisition in the third quarter of 2009. Management believes there is an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, referred to as bio-telemetry, which resulted in further growth in our medical business. We have experienced solid growth in our most advanced biotelemetry device, a continuous wireless glucose monitor, which we manufacture for a major medical OEM. Additionally, we are actively involved with this customer for future development of next-generation wireless glucose monitors. We are also working with our strategic partner, AME, on proprietary biotelemetry technologies that will enable us to develop new devices that connect patients and care givers, providing critical information and feedback.

While we are seeing customers continue to reengage in all markets on new programs, persisting economic sluggishness has caused many patients to delay discretionary medical procedures, and hospitals and doctors to cut back on purchases of legacy med-tech products. During the course of the year, several large medical customers experienced temporary fluctuations in demand. As some customers have ordered above their immediate needs, the Company anticipates certain medical orders to slow in the fourth quarter of 2010; however, it believes these deferrals to be temporary.

Net sales in our hearing health business for the three and nine months ended September 30, 2010 increased 20 percent and 13 percent, respectively, from the same periods in 2009. The hearing health growth was primarily driven by a rebound in the hearing aid industry. We believe our longer term prospects in our hearing health business remain strong as we continue to develop advanced technologies, such as our nanoDSP™, Overtus, APT and Scenic products, which will enhance the performance of hearing devices. In addition, we believe the market indicators in the hearing health industry, including the aging world population, suggest long-term industry growth.

Net sales to the professional audio device sector increased 15 percent and 29 percent, respectively, for the three and nine months ended September 30, 2010 compared to the same periods in 2009, primarily through organic growth, sales of headset devices to the installed sound market and communication devices to government agencies. We believe our extensive portfolio of communication devices that are portable, smaller and perform well in noisy or hazardous environments will provide for future long-term growth in this market. These products are well suited for applications in fire, law enforcement, safety, aviation and military markets.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three and nine months ended September 30, was as follows:

	2010		2009		Change
Three months ended September 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Gross profit	$3,815	25.9%	$2,610	20.3%	$1,205	46.1%

Nine months ended September 30
Gross profit	$11,522	26.1%	$7,479	19.9%	$4,043	54.1%

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

Selling, general and administrative expenses

Selling, general and administrative expenses (“SG&A”) for the three and nine months ended September 30, were as follows:

	2010		2009		Change
Three months ended September 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Selling	$751	5.1%	$694	5.4%	$57	8.2%
General and Administrative	1,398	9.5%	1,180	9.2%	218	18.5%
Research and Development	1,231	8.4%	799	6.2%	432	54.1%

Nine months ended September 30
Selling	$2,373	5.4%	$2,023	5.4%	$350	17.3%
General and Administrative	4,335	9.8%	3,959	10.6%	376	9.5%
Research and Development	3,455	7.8%	2,466	6.6%	989	40.1%

The increased selling expenses for the three and nine months ended September 30, 2010 as compared to the prior year period were driven by increases in royalties and commissions as a result of higher revenues and additional sales expense from the August 2009 acquisition of Datrix. The increase in general and administrative expenses was primarily driven by additional operating expenses from the acquisition of Datrix. The increased research and development expenses as compared to the prior year were due to our continued emphasis on investing in research and development projects to develop new products and proprietary technology to further enhance our product portfolio.

Interest expense

Net interest expense for the three and nine months ended September 30, 2010 was $158 and $500, respectively, compared to $378 and $621 for the same periods in 2009. The reduction in interest is primarily due to the August 2009 debt financing with PrivateBank and Trust Company which created higher expense in 2009. Additional 2009 interest charges included $84 of deferred financing costs, $121 to terminate and settle the Bank of America interest rate swap and $62 in changes and interest incurred to repurchase equipment under our Bank of America capital lease facility. These changes were partially offset by higher 2010 interest rates in effect, as discussed below in “Liquidity and Capital Resources.”

Equity in income (loss) of partnerships

The equity in income (loss) of partnerships for the three and nine months ended September 30, 2010 was $54 and $42, respectively, compared to ($19) and ($220) for the same periods in 2009, due to changes in carrying amounts described below.

The Company recorded a $37 and $154 decrease in the carrying amount of the HIMPP investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and nine months ended September 30, 2010, respectively, compared to decreases of $37 and $165 in the same respective periods in 2009.

The Company recorded a $91 and $196 increase in the carrying amount of IntriCon Tibbetts Corporation’s investment in joint venture, reflecting the Company’s portion of the joint venture’s operating results for the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2009, the Company recorded an increase of $18 and a decrease of $105, respectively.

Other income (loss), net

Other income (loss), net for the three and nine months ended September 30, 2010, was ($57) and $29, compared to other income, net of ($243) and ($161) for the same periods in 2009. The change in other income (loss), net primarily related to changes in foreign currency exchange rates.

Income taxes

Income tax expense for the three and nine months ended September 30, 2010, was $31 and $106, respectively, compared to expense of $8 and benefit of $30 and for the same periods in 2009. The expense and (benefit) for the three and nine months ended September 30, 2010 and 2009 were primarily due to foreign operating income (loss) and state taxes.

Liquidity and Capital Resources

As of September 30, 2010, we had $792 of cash on hand. Sources of our cash for the nine months ended September 30, 2010 have been from our operations, as described below.

The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Nine months Ended
	September 30, 2010	September 30, 2009
Cash provided by (used in):
Operating activities	$1,302	$1,410
Investing activities	(444)	(2,001)
Financing activities	(447)	1,621
Effect of exchange rate changes on cash	(4)	3
Increase in cash and cash equivalents	$407	$1,033

The most significant items that contributed to the $1,302 of cash provided by operating activities was the change in net income adjusted for significant non-cash depreciation and increases in accrued expenses and accounts payable related to timing. These increases were partially offset by increases in days sales outstanding from 42 days at December 31, 2009 to 49 days as of September 30, 2010.

Net cash provided by investing activities consisted of purchases of property, plant and equipment of $1,219 partially offset by net proceeds from the sale of the electronics business of $775.

Net cash used by financing activities of $447 was comprised primarily of net payments of debt of $562.

The Company had the following bank arrangements:

	September 30, 2010	December 31, 2009

Total borrowing capacity under existing facilities	$10,903	$12,376

Facility Borrowings:
Domestic revolving credit facility	4,440	4,450
Domestic term loan	2,731	3,250
Foreign overdraft and letter of credit facility	1,005	678
Total borrowings and commitments	8,176	8,378
Remaining availability under existing facilities	$2,727	$3,998

To finance a portion of the Datrix acquisition and replace the Company’s existing credit facilities with Bank of America, including capital leases, the Company and its domestic subsidiaries entered into a three year credit facility with The PrivateBank and Trust Company on August 13, 2009. The credit facility provides for:

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

Weighted average interest on the new domestic asset-based revolving credit facility was 4.36% for the nine months ended September 30, 2010 and 4.07% for the year ended December 31, 2009. The outstanding balance of the revolving credit facility was $4,440 and $4,450 at September 30, 2010 and December 31, 2009, respectively. The total remaining availability on the revolving credit facility was approximately $1,755 and $2,821 at September 30, 2010 and December 31, 2009, respectively. The credit facility expires on August 13, 2012 and all outstanding borrowings will become due and payable.

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

In March 2010, the Company entered into an amendment with The PrivateBank to waive certain covenant violations at December 31, 2009 and January 31, 2010 and reset certain covenant thresholds defined in the original agreement. The Company was in compliance with all applicable covenants under the credit facility, as amended, as of September 30, 2010.

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

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1,977 line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.14% for the nine months ended September 30, 2010 and 5.31% for the year ended December 31, 2009. The outstanding balance was $1,005 and $678 at September 30, 2010 and December 31, 2009, respectively. The total remaining availability on the international senior secured credit agreement was approximately $972 and $1,177 at September 30, 2010 and December 31, 2009, respectively.

The Company began relocation of its Singapore operation in the third quarter of 2010, as required by the Singapore government, which is redeveloping the land where the Singapore operation was located. This includes construction of a new clean room to house future transfers of Class 2 and Class 3 medical devices, helping to meet the rising pressures from medical customers to reduce costs. In connection with the relocation, the Company entered into a lease agreement for the new facility. The new lease agreement includes a five year term which commenced October 2010 with monthly rental payments ranging from approximately $25 to $35 over the term of the lease. Further, the Oversea-Chinese Banking Corporation Ltd. credit agreement was modified in August 2010 to allow an additional $370 in borrowing under the existing borrowing base to fund the Singapore facility relocation. The borrowings will be repaid over a three year period.

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

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2010 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

INTRICON CORPORATION
(Registrant)

Date: November 10, 2010	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: November 10, 2010
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