Form 10-K
period 2010-12-31
INTRICON CORP
filed 2011-03-08
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
Yes ☐ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant on June 30, 2010 was $26,238,299. Common shares held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common shares on February 28, 2011 was 5,559,232.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2011 annual meeting of shareholders are incorporated by reference into Part III of this report; provided, however, that the Audit Committee Report and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1.	Business

Company Overview

IntriCon Corporation (together with its subsidiaries referred herein as the “Company”, or “IntriCon”, “we”, “us” or “our”) is an international firm engaged in designing, developing, engineering and manufacturing body-worn devices. The Company serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature products, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, medical equipment, hearing instruments, professional audio and telecommunications devices. The Company, headquartered in Arden Hills, Minnesota, has facilities in Minnesota, California, Maine, Singapore and Germany, and operates through subsidiaries. The Company is a Pennsylvania corporation formed in 1930. The Company has gone through several transformations since its formation. The Company’s core business of body-worn devices was established in 1993 through the acquisition of Resistance Technologies Inc., now known as IntriCon, Inc. The majority of IntriCon’s current management came to the Company with the Resistance Technologies Inc. acquisition, including IntriCon’s President and CEO, who was a co-founder of Resistance Technologies Inc.

Currently, the Company operates in one operating segment, the body-worn device segment. In 2009, the Company decided to exit its non-core electronic products segment, to allow for greater focus on its body-worn device segment. On May 28, 2010, the Company completed the sale of substantially all of the assets of its electronics business to an affiliate of Shackleton Equity Partners (“Shackleton”). For all periods presented, the Company classified its former electronics products segment as discontinued operations. Unless otherwise indicated, the following description of our business refers only to our continuing operations.

Information contained in this Annual Report on Form 10-K and expressed in U.S. dollars or number of shares are presented in thousands (000s), except for per share data and as otherwise noted.

Business Highlights

Major Events in 2010

On December 29, 2009, the Company decided to exit the electronics products segment operated by its wholly-owned subsidiary, RTI Electronics, and divest the assets used in the business. The decision to exit the electronics products segment was made to allow the Company to focus on its core body-worn device segment and to improve the Company’s overall margins and profitability. In connection with its decision to divest the electronics business, the Company evaluated assets for impairment and severance costs and recorded the following: (i) an impairment charge of $685 relating to goodwill, (ii) a reduction to realizable value of $720 to tangible assets, and (iii) $275 in employee termination costs for the year ended December 31, 2009. An additional $200 in termination costs were recorded in 2010.

On May 28, 2010 the Company completed the sale of substantially all of the assets of its electronics business to an affiliate of Shackleton, pursuant to an Asset Purchase Agreement dated May 28, 2010. Shackleton paid $850 cash at closing for the assets and assumed certain operating liabilities of IntriCon’s electronics business, subject to an accounts receivable adjustment. As part of the sale, the Company recognized a gain, net of taxes, of $35.

The Company relocated its Singapore facility during the 2010 fiscal year, as required by the Singapore government, which is redeveloping the land where the former Singapore facility was located. In connection with the relocation, the Company entered into a lease agreement for a new facility in Singapore. The new lease agreement includes a five year term which commenced October 2010 with monthly rental payments ranging from approximately $25 to $35 over the term of the lease. Further, the international credit agreement was modified in August 2010 to allow an additional $370 in borrowing under the existing borrowing base to fund the Singapore facility relocation. The borrowings are required to be repaid over a three year period.

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

The purchase price included a closing cash payment of $1,225, issuance of 75 shares of restricted common stock of the Company and the issuance of a promissory note in the amount of $1,050 bearing annual interest at 6%. In addition the Company paid off Datrix’s outstanding line of credit with Wells Fargo of $130 at closing.

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

•

an $8,000 revolving credit facility, with a $200 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables, eligible inventory, and eligible equipment less a reserve; and

•	a $3,500 term loan.

The credit facilities are further described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Major Events in 2008

On July 20, 2008, the Company entered into a strategic alliance agreement with Australia-based Dynamic Hearing Pty Ltd (“Dynamic Hearing”), a designer of proprietary digital signal processing (“DSP”) firmware used in ultra-low power (“ULP”) DSP hardware platforms for the hearing health and professional audio market. Effective October 1, 2008, Dynamic Hearing granted a license to the Company to use certain of Dynamic Hearing‘s technology, including ULP-DSP technology. IntriCon intends to use the license from Dynamic Hearing to develop new body-worn ULP-DSP applications and expand its hearing health and professional audio product portfolio.

The initial term of the agreement is five years from the date of execution and may be extended upon agreement of the parties within two months of the expiration of the initial term; however, either party may terminate the agreement after the second year of the term upon three months notice. The Company agreed to pay Dynamic Hearing: (i) an annual fee for access to the technology licensed pursuant to the agreement and (ii) an additional “second component” fee to maintain exclusive rights granted to the Company with respect to hearing health products. Additionally, IntriCon agreed to make royalty payments on products that incorporate Dynamic Hearing’s technology and Dynamic Hearing has also agreed to provide the Company with engineering and other services in connection with the licensed technology. In January of 2011, the strategic alliance agreement was amended to, among other things, remove the “second component” fee for the remainder of the term and extend the date after which either party can terminate the agreement through December 2012.

Core Technologies Overview:

IntriCon serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature products, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, medical equipment, hearing instruments, professional audio and telecommunications devices. Over the past five years, the Company has increased investments in the continued development of four critical core technologies: Ultra-Low-Power Digital Signal Processing, Ultra-Low-Power Wireless, Microminiaturization, and Miniature Transducers. These four core technologies serve as the foundation of current and future product platform development, designed to meet the rising demand for smaller, portable more advanced devices. The continued advancements in this area have allowed the Company to further enhance the mobility and effectiveness of miniature body-worn devices.

Ultra-Low-Power Digital Signal Processing
Digital signal processing, or DSP, converts real-world analog signals into a digital format. Through its nanoDSP® technology, IntriCon offers an extensive range of ultra-low-power (ULP) DSP amplifiers for hearing, medical and professional audio applications. Our proprietary nanoDSP incorporates advanced ultra-miniature hardware with sophisticated signal processing algorithms to produce devices that are smaller and more effective.

In 2010, the Company made improvements on its Reliant CLEAR™ feedback canceller, offering increased added stable gain and faster reaction time. The Company also introduced its patented pending AcousTAP™ Switch, allowing the user to change programs when the ear is patted, which eliminates the physical push button, saving size and cost.

Ultra-Low-Power Wireless
Wireless connectivity is fast becoming a required technology, and wireless capabilities are especially critical in new body-worn devices. IntriCon’s BodyNet® ULP technology, including the nanoLink® and PhysioLink® wireless systems, offers solutions for measuring and transmitting the body’s activities to caregivers, and wireless audio links for professional communications and surveillance products. BodyNet applications include electrocardiogram (“ECG”) diagnostics and monitoring, diabetes monitoring, sleep apnea studies and audio streaming for hearing aids.

IntriCon is in the process of finalizing development of its PhysioLink™ wireless technology, which will be incorporated into product platforms serving the medical, hearing health and professional audio communication markets. This system is based on 2.4GHz proprietary digital radio protocol in the industrial-scientific-medical (ISM) frequency band and enables audio and data streaming to ear-worn and body-worn applications over distances of up to five meters.

Microminiaturization
At IntriCon, we are experts in miniaturization and in our world, smaller is better. We began honing our microminiaturization skills over 30 years ago, supplying components to the hearing health industry. Our core miniaturization technology allows us to make devices for our markets that are one cubic inch and smaller. We also are specialists in devices that run on very low power, as evidenced by our ULP wireless and DSP. Less power means a smaller battery, which enables us to reduce size even further, and develop devices that fit into the palm of one’s hand.

Miniature Transducers
IntriCon’s advanced microphone and receiver technology has been pushing the limits of size and performance for over a decade. In 2007, we increased our product portfolio and expertise in miniature transducers through the acquisition of Tibbett’s Industries, Inc. Our miniature transducers, which have been incorporated into various product platforms, enhance the reliability, sensitivity, supply voltage, and output level in body-worn devices. These enhancements allow us to make devices that are extremely portable and perform well in noisy or hazardous environments. In 2010 we introduced our 151Hi SPL microphone which provides the latest advances in microphone technology. These small devices are well-suited for applications in the aviation, fire, law enforcement, safety and military markets. Our technology also is used for technical surveillance by law enforcement and security agencies, and by performers and production staff in the music and stage performance markets. Also included in our transducer line are medical coils and micro coils used in pace maker programming and interventional catheter positioning applications.

Market Overview:

Our core technologies expertise is focused on three main markets: medical, hearing health and professional audio communications.

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

The medical industry is faced with pressures to reduce the costs of healthcare. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture components for medical devices that are easier to use, are more miniature, use less power, and are lighter. These devices measure with greater accuracy and provide more functions while reducing the costs to manufacture these devices. The industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity is commonly referred to as bio-telemetry. Through the further development of our ULP BodyNet™ family, we believe the bio-telemetry offers a significant future opportunity. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices. We believe our strategic partnership with Advanced Medical Electronics Corp. (AME) will allow us to develop new bio-telemetry devices that better connect patients and care givers, providing critical information and feedback. Current examples of IntriCon bio-telemetry products used by medical device manufacturers include wireless continuous glucose monitors that measure glucose levels and provide real-time blood glucose trend information. In 2009, we also entered the cardiac diagnostic monitoring (CDM) market with our acquisition of Datrix, a supplier of patient monitoring devices. We are leveraging Datrix’s cardiac monitoring capabilities to develop and launch a new wireless outpatient CDM device that we call Centauri, which we anticipate will be available for sale in late 2011.

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

Based on our investments in core technologies, specifically nanoDSP™ and our new wireless nanoLink™ and PhysioLink™ technologies, IntriCon is building a new generation of affordable, high-quality hearing aids and similar amplifier devices under contracts for OEM’s. DSP devices have better clarity, attractive pricing points and an improved ability to filter out background noise. During 2009, we introduced our Scenic™ DSP amplifier with acoustic scene analysis, our new high-performance adaptive DSP hearing instrument amplifier. In our view, Scenic advanced capabilities are ideally suited for the hearing health market. Additionally, in 2010 we introduced the Overtus™ DSP amplifier. The Overtus DSP amplifier is designed to optimize open in the canal (ITC) type fittings. The amplifier algorithm contains two patented features, an advanced adaptive feedback canceller, Reliant CLEAR™, optimized for open ITC fittings and an acoustic switch, AcousTAP™, eliminating the need for a mechanical switch and allowing for further miniaturization. Further, with the Overtus technology, we have developed our own complete hearing device, the all-new, patent-pending APT™ Open ITC. The APT, introduced at European Hearing Aid Acousticians Conference early in the 2010 fourth quarter, is powered by the Overtus which includes our Reliant CLEAR™ adaptive feedback canceller and the AcousTAP ™ acoustic push button. In addition the APT utilizes the patent pending Concha Lock System technology that allows for the suspension of an open in-the-ear device in the ear canal. These features create stable and effective amplification, occlusion-free comfort and easy integration into existing fitting systems. Our OEM customers now have the option of using Overtus in their own devices, or purchasing our complete APT device. We believe the introductions of the Scenic, Overtus and APT will solidify our position as a leader of high-performance adaptive DSP hearing instrument amplifiers. Furthermore, we believe our strategic alliance with Dynamic Hearing will allow us to develop new body-worn applications and further expand both our hearing health and professional audio product portfolio.

Overall, we believe the hearing health market holds significant opportunities for the Company. In the United States, Europe and Japan, the 65-year-old-plus age demographic is one of the fastest growing segment of the population, and many of those individuals could, at some point, benefit from a hearing device that uses IntriCon’s proprietary technology.

While it harbors great potential, the hearing health market is experiencing slowness due to macroeconomic conditions. In general, the U.S. market does not provide insurance reimbursement for hearing aid purchases. People can defer their hearing aid purchase. We believe the hearing health market will continue to experience slow, steady growth into 2011. We expect that more significant growth will be driven by the introduction and acceptance of recently released products, such as the Overtus, APT and Scenic.

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

During the second half of 2011, we plan to conduct market trials on our line of situational listening devices (SLD’s) intended to help people hear in noisy environments like restaurants and automobiles, and listen to television, music, and direct broadcast by wireless connection. Such devices are intended to be supplements to conventional hearing aids, which do not handle those situations well. The SLD’s will be based on our ULP wireless nanoLink™ technology and our PhysioLink™ technology, which were recently demonstrated at the annual convention of the American Academy of Audiology. The product line consists of an earpiece, TV transmitter, companion microphone, iPod/iPhone transmitter, and USB transmitter.

For information concerning our net sales, net income and assets, see the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Marketing and Competition. IntriCon sells its hearing instrument components directly to domestic hearing instrument manufacturers through an internal sales force. Sales of medical and professional audio communications products are also made primarily through an internal sales force. In recent years, five companies have accounted for a substantial portion of the Company’s sales.

In 2010, one customer accounted for approximately 22 percent of the Company’s net sales. During 2010, the top five customers accounted for approximately $25 million or 42 percent of the Company’s net sales. See note 4 to the consolidated financial statements for a discussion of net sales and long-lived assets by geographic area.

Internationally, sales representatives employed by IntriCon GmbH (“GmbH”), a wholly owned German subsidiary, solicit sales from European hearing instrument manufacturers.

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

Employees. As of December 31, 2010, the Company had a total of 504 full time equivalent employees, of whom 34 are executive and administrative personnel, 17 are sales personnel and 453 are engineering and operations personnel. The Company considers its relations with its employees to be satisfactory. None of the Company’s employees are represented by a union.

As a supplier of parts for consumer and medical products, IntriCon is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

Research and Development. IntriCon conducts research and development activities primarily to improve its existing products and proprietary technology. The Company is committed to increasing its investment in the research and development of proprietary technologies, such as the ULP nanoDSP and Bodynet technologies. The Company believes the continued development of key proprietary technologies will be the catalyst for long-term revenues and margin growth. Research and development expenditures were $4,485, $3,345, and $3,248 in 2010, 2009 and 2008, respectively. These amounts are net of customer and grant reimbursed research and development.

IntriCon owns a number of United States patents which cover a number of product designs and processes. The Company believes that, although these patents collectively add some value to the Company, no one patent or group of patents is of material importance to its business as a whole.

Regulation. A large portion of our business operates in a marketplace subject to extensive and rigorous regulation by the Food and Drug Administration (“FDA”) and by comparable agencies in foreign countries. In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping, and surveillance procedures for medical devices.

United States Food and Drug Administration
FDA regulations classify medical devices based on perceived risk to public health as either Class I, II or III devices. Class I devices are subject to general controls, Class II devices are subject to special controls and Class III devices are subject to pre-market approval (“PMA”) requirements. While most Class I devices are exempt from pre-market submission, it is necessary for most Class II devices to be cleared by a 510(k) pre-market notification prior to marketing. 510(k) establishes that the device is “substantially equivalent” to a legally marketed predicate device which was legally marketed prior to May 28, 1976 or which itself has been found to be substantially equivalent, through the 510(k) process, after May 28, 1976. It is “substantially equivalent” if it has the same intended use and the same technological characteristics as the predicate. The 510(k) pre-market notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If the product is notably new or different and substantial equivalence cannot be established, the FDA will require the manufacturer to submit a PMA application for a Class III device that must be reviewed and approved by the FDA prior to sale and marketing of the device in the United States. The process of obtaining PMA approval can be expensive, uncertain, lengthy and frequently requires anywhere from one to several years from the date of FDA submission, if approval is obtained at all. The FDA controls the indicated uses for which a product may be marketed and strictly prohibits the marketing of medical devices for unapproved uses. The FDA can withdraw products from the market for failure to comply with laws or the occurrence of safety risks.

Our hearing aid devices are Class I medical devices, exempt from the 510(k) submission process. They are typically marketed to FDA approved manufacturers with IntriCon assisting in the design, development and production. Our ECG Recorder devices are classified as Class II medical devices and have received 510(k) marketing clearance from the FDA. Our manufacturing operations are subject to periodic inspections by the FDA, whose primary purpose is to audit the Company’s compliance with the Quality System Regulations published by the FDA and other applicable government standards. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. We believe that our manufacturing and quality control procedures are in compliance with the requirements of the FDA regulations and this has been substantiated with no findings cited during our most recent FDA audit in April of 2010.

Recent concerns have been raised by the public, internal FDA staff and Congress as to whether the current FDA 510(k) program achieves its goals of making safe and effective devices available to the public while also fostering innovation. In August 2010, the FDA Center for Devices and Radiological Health (“CDRH”) released two major FDA reports recommending changes to be taken by CDRH. The first report provides recommendations on how to strengthen the 510(k) program and the second report provided recommendations on how to incorporate new scientific information into regulatory decision making. The recommendations are preliminary and the FDA is presently soliciting public input on these recommendations. If recommendations are adopted from these evaluations, any newly developed products or new indications for use for our existing products may be subjected to a more rigorous premarket review process. In addition, the FDA has requested that the Institute of Medicine conduct an independent study of the 510(k) program on whether legislative, regulatory or administrative changes are needed. A final report is expected in the summer of 2011.

International Regulation
International regulatory bodies have established varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax. Many of these regulations are similar to those of the FDA. We believe we are in compliance with the regulatory requirements in the foreign countries in which our medical devices are marketed.

The registration system for our medical devices in the EU requires that our quality system conform to international quality standards and that our medical devices conform to “essential requirements” set forth by the Medical Device Directive (“MDD”). Manufacturing facilities and processes under which our ECG recorder devices are produced are inspected and audited by our International Organization for Standardization (“ISO”) registrar ORION. These devices are tested and certified by NEMKO (Norges Elektriske Material Kontroll) an independent Norwegian company. Our authorized representative, CE Partner 4U, maintains our technical file and registers our products with Competent Authorities in all EU member states. Manufacturing facilities and processes under which all of our other medical devices are produced are inspected and audited by the British Standards Institute (“BSI”). These audits verify our compliance with the essential requirements of the MDD. These certifying bodies verify that our quality system conforms to the international quality standard ISO 13485:2003 and that our products conform to the “essential requirements” and “supplementary requirements” set forth by the MDD for the class of medical devices we produce. These certifying bodies also certify our conformity with both the quality standards and the MDD requirements, entitling us to place the “CE” mark on all of our ECG recorder devices. Our Hearing Aid devices typically bear the CE mark of our customers who assume Regulatory responsibilities for those devices.

Third Party Reimbursement
The availability and level of reimbursement from third-party payers for procedures utilizing our products is significant to our business. Our products are purchased primarily by OEM customers who sell into clinics, hospitals and other end-users, who in turn bill various third party payers for the services provided to the patients. These payers, which include Medicare, Medicaid, private health insurance plans and managed care organizations, reimburse all or part of the costs and fees associated with the procedures utilizing our products.

In response to the national focus on rising health care costs, a number of changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be, proposals by legislators, regulators and third party payers to curb these costs. The development or increased use of more cost effective treatments for diseases could cause such payers to decrease or deny reimbursement for surgeries or devices to favor alternatives that do not utilize our products. A significant number of Americans enroll in some form of managed care plan. Higher managed care utilization typically drives down the payments for health care procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. We cannot predict what continuing or future impact these practices, the existing or proposed legislation, or such third-party payer measures within a constantly changing healthcare landscape may have on our future business, financial condition or results of operations.

Forward-Looking Statements

Certain statements included or incorporated by reference in this Annual Report on Form 10-K or the Company’s other public filings and releases, which are not historical facts, or that include forward-looking terminology such as “may”, “will”, “believe”, “expect”, “should”, “optimistic” or “continue” or the negative thereof or other variations thereof, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to:

•

statements in “Business,” “Legal Proceedings” and “Risk Factors”, such as the Company’s ability to compete, statements concerning the Datrix and Tibbetts acquisitions, the divestiture of its electronic products segment, strategic alliances and their benefits, the adequacy of insurance coverage, government regulation, and potential increase in demand for the Company’s products; and

•

statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Consolidated Financial Statements,” such as the net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future levels of funding of employee benefit plans, the adequacy of insurance coverage, the impact of new accounting pronouncements and litigation.

Forward-looking statements also include, without limitation, statements as to the Company’s expected future results of operations and growth, the Company’s ability to meet working capital requirements, the Company’s business strategy, the expected increases in operating efficiencies, anticipated trends in the Company’s body-worn device markets, the effect of compliance with environmental protection laws and other government regulations, estimates of goodwill impairments and amortization expense of other intangible assets, estimates of asset impairment, the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various risks, uncertainties and other factors that can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the risk factors discussed in Item 1A of this Annual Report on Form 10-K.

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

You should carefully consider the risks described below. If any of the risks events actually occur, our business, financial condition or results of future operations could be materially adversely affected. This Annual Report on Form 10-K contains forward-looking statements that involve risk and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of many factors, including the risks faced by us described below and elsewhere in this Annual Report on Form 10-K.

We have experienced and expect to continue to experience fluctuations in our results of operations, which could adversely affect us.

Factors that affect our results of operations include, but are not limited to, the volume and timing of orders received, changes in the global economy and financial markets, changes in the mix of products sold, market acceptance of our products and our customer’s products, competitive pricing pressures, global currency valuations, the availability of electronic components that we purchase from suppliers, our ability to meet demand, our ability to introduce new products on a timely basis, the timing of new product announcements and introductions by us or our competitors, changing customer requirements, delays in new product qualifications, and the timing and extent of research and development expenses. These factors have caused and may continue to cause us to experience fluctuations in operating results on a quarterly and/or annual basis. These fluctuations could materially adversely affect our business, financial condition and results of operations, which in turn, could adversely affect the price of our common stock.

The loss of one or more of our major customers could adversely affect our results of operations.

We are dependent on a small number of customers for a large portion of our revenues. In fiscal year 2010, our largest customer accounted for approximately 22 percent of our net sales and our five largest customers accounted for approximately 42 percent of our net sales. A significant decrease in the sales to or loss of any of our major customers could have a material adverse effect on our business and results of operations. Our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our major customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We may not be able to collect outstanding accounts receivable from our customers.

Some of our customers purchase our products on credit, which may cause a concentration of accounts receivable among some of our customers. As of December 31, 2010, we had accounts receivable, less allowance for doubtful accounts, of $8,228, which represented approximately 44.3 percent of our shareholders’ equity as of that date. As of that date, one customer accounted for approximately 13 percent of our accounts receivable. Our financial condition and profitability may be harmed if one or more of our customers are unable or unwilling to pay these accounts receivable when due.

Despite signs of improvement in economic conditions, the current domestic economic environment could cause a severe disruption in our operations.

Our business has been negatively impacted by the current domestic economic downturn. If this downturn is prolonged or worsens, there could be several severely negative implications to our business that may exacerbate many of the risk factors we identified including, but not limited to, the following:

          Liquidity:

•

The domestic economic environment and the associated credit crisis could continue or worsen and reduce liquidity and this could have a negative impact on financial institutions and the country’s financial system, which could, in turn, have a negative impact on our business.

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

We may not be able to continue to achieve our historical profit margins due to advancements in technology. The ability to continue our profit margins is dependent upon our ability to stay competitive by developing products that are technologically advanced and inexpensive to manufacture.

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

Several of our competitors have been able to offer more standardized and less technologically advanced hearing and professional audio communication products at lower prices. Price competition has had an adverse effect on our sales and margins. There can be no assurance that we will be able to maintain or enhance our technical capabilities or compete successfully with our existing and future competitors.

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

Our failure to obtain required governmental approvals and maintain regulatory compliance for our required products would impact our ability to generate revenue from those products.

The markets in which our business operates are subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping, and surveillance procedures for our medical devices.

The process of obtaining marketing clearance or approvals from the FDA for new products and new applications for existing products can be time-consuming and expensive, and there is no assurance that such clearance/approvals will be granted, or that the FDA review will not involve delays that would adversely affect our ability to commercialize additional products or additional applications for existing products. Some of our products in the research and development stage may be subject to a lengthy and expensive pre-market approval process with the FDA. The FDA has the authority to control the indicated uses of a device. Products can also be withdrawn from the market due to failure to comply with regulatory standards or the occurrence of unforeseen problems. The FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect us.

Further,the FDA, various state agencies and foreign regulatory agencies inspect our facilities to determine whether we are in compliance with various regulations relating to quality systems, such as manufacturing practices, validation, testing, quality control, product labeling and product surveillance. A determination that we are in violation of such regulations could lead to imposition of civil penalties, including fines, product recalls or product seizures, suspensions or shutdown of production and, in extreme cases, criminal sanctions, depending on the nature of the violation.

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

In 2010, we operated in Singapore and Germany. Approximately 20 percent of our revenues were derived from our facilities in these countries in 2010. As of December 31, 2010 approximately 26 percent of our long-lived assets are located in these countries. Political or economic instability in these countries could have an adverse impact on our results of operations due to diminished revenues in these countries. Our future revenues, costs of operations and profit results could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the Euro could lead to lower reported consolidated revenues due to the translation of this currency into U.S. dollars when we consolidate our revenues and results from operations.

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

As of December 31, 2010, we had bank indebtedness of $7,860 and additional indebtedness of $1,200, including $700 payable to the former shareholder of Datrix and $500 payable to Hearing Instrument Manufacturers Patent Partnership (“HIMPP”). Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control. We believe that availability under our existing credit facility combined with funds expected to be generated from operations and control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months. If, however, we are unable to renew these facilities or obtain waivers (see Liquidity and Capital Resources) in the future or do not generate sufficient cash or complete such financings on a timely basis, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition.

If we fail to meet our financial and other covenants under our loan agreements with our lenders, absent a waiver, we will be in default of the loan agreements and our lenders can take actions that would adversely affect our business.

There can be no assurances that we will be able to maintain compliance with the financial and other covenants in our loan agreements.

In the event we are unable to comply with these covenants during future periods, it is uncertain whether our lenders will grant waivers for our non-compliance. If there is an event of default by us under our loan agreements, our lenders have the option to, among other things, accelerate any and all of our obligations under the loan agreements which would have a material adverse effect on our business, financial condition and results of operations.

We are obligated to indemnify the purchaser of our former electronics business for certain material adverse events that may arise.

We are obligated to indemnify the purchaser of our former electronics business for certain material adverse events arising out of or related to our prior operation of that business, including environmental matters, intellectual property disputes and unforeseen liabilities, among others. While we have not been made aware of any such potential indemnification matters by the purchaser, our obligation to indemnify the purchaser in the future for a qualifying adverse event could have a material, adverse effect on our business, results of operations and financial condition.

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

The market price of our common stock has been and is likely to be highly volatile, and there has been limited trading volume in our common stock. The common stock market price could be subject to wide fluctuations in response to a variety of factors, including the following:

•	announcements of fluctuations in our or our competitors’ operating results;
•	the timing and announcement of sales or acquisitions of assets by us or our competitors;
•	changes in estimates or recommendations by securities analysts;
•	adverse or unfavorable publicity about our products, technologies or us;
•	the commencement of material litigation, or an unfavorable verdict, against us;
•	terrorist attacks, war and threats of attacks and war;
•	additions or departures of key personnel; and
•	sales of common stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting. Currently, we are not required to include a report of our independent registered public accounting firm on our internal controls because we are a “smaller reporting company” under SEC rules; therefore, shareholders do not have the benefit of an independent review of our internal controls. While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2010, we cannot guarantee that we will not have “material weaknesses” reported by our management in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If in the future we fail to complete this evaluation in a timely manner, or if we determine that we have a material weakness, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential investors and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and the market price of our common stock.

ITEM 1B.	Unresolved Staff Comments.

Not Applicable.

ITEM 2.	Properties

The Company leases seven facilities, five domestically and two internationally, as follows:

•

a 47,000 sq. ft. manufacturing facility in Arden Hills, Minnesota, which also serves as the Company’s headquarters, from a partnership consisting of two former officers of IntriCon Inc. and Mark S. Gorder who serves as the president and CEO of the Company and on the Company’s Board of Directors. At this facility, the Company manufactures body-worn devices, other than plastic component parts. Annual base rent expense, including real estate taxes and other charges, is approximately $477. The Company believes the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The lease expires in October 2011.

•

a 46,000 sq. ft. building in Vadnais Heights, Minnesota at which IntriCon produces plastic component parts for body-worn devices. Annual base rent expense, including real estate taxes and other charges, is approximately $382. The lease expires in June 2016.

•

two buildings in Camden, Maine, which contain manufacturing facilities and offices and consist of a total of 32,000 square feet. Annual base rent expense on the 25,000 square foot facility, including real estate taxes and other charges, is approximately $104. This lease expires in June 2012. Annual base rent expense on the 7,000 square foot facility, including real estate taxes and other charges, is approximately $62. This lease expires in June 2017.

•

a 4,000 square foot building in Escondido, California, which houses assembly operations and administrative offices relating to our cardiac monitoring business. Annual base rent expense, including real estate taxes and other charges, is approximately $48. This lease expires in April 2012.

•

a 25,000 square foot building in Singapore which houses production facilities and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $340. This lease expires in October 2015.

•

a 2,000 square foot facility in Germany which houses sales and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $48. This lease expires in June 2012.

See notes 14 and 15 to the Company’s consolidated financial statements in Item 8 of the Annual Report on Form 10-K.

ITEM 3.	Legal Proceedings

The Company is a defendant along with a number of other parties in lawsuits alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued heat technologies segment which was sold in March 2005. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. Certain insurance carriers have informed the Company that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. The Company has requested that the carriers substantiate this situation. The Company believes it has additional policies available for other years which have been ignored by the carriers. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, the Company believes when settlement payments are applied to these additional policies, the Company will have availability under the years deemed exhausted. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on its financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits, to which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company’s consolidated financial position or results of operations.

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

ITEM 4.	(Removed and Reserved)

ITEM 4A.	Executive Officers of the Registrant

The names, ages and offices (as of February 28, 2011) of the Company’s executive officers were as follows:

Name	Age	Position
Mark S. Gorder	64	President, Chief Executive Officer and Director of the Company; President of IntriCon, Inc.
Scott Longval	34	Chief Financial Officer and Treasurer of the Company
Christopher D. Conger	50	Vice President, Research and Development
Michael P. Geraci	52	Vice President, Sales and Marketing
Dennis L. Gonsior	52	Vice President, Operations
Greg Gruenhagen	57	Vice President, Corporate Quality and Regulatory Affairs

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

Market and Dividend Information

The high and low sale prices of the Company’s common stock during each quarterly period during the past two years were as follows:

	2010		2009
	Market		Market
	Price Range		Price Range

Quarter	High	Low	High	Low
First	$4.10	$2.84	$5.01	$2.83
Second	6.12	3.57	3.36	2.41
Third	6.30	3.51	4.11	2.60
Fourth	4.59	3.51	3.76	2.80

The closing sale price of the Company’s common stock on March 1, 2011, was $3.94 per share.

At March 1, 2011 the Company had 311 shareholders of record of common stock. Such number of records does not reflect shareholders who beneficially own common stock in nominee or street name.

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

Stock Performance Graph

The following graph shows the cumulative total return for the last five years, calculated as of December 31 of each such year, for the Company’s common shares, the Standard & Poor’s 500 Index, and the Russell 2000 Index (“RUT”). The graph assumes that the value of the investment in each of three was $100 at December 31, 2005 and that all dividends were reinvested.

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

ITEM 6.	Selected Financial Data

Five-Year Summary of Operations

Years ended December 31,	2010	2009 (c)	2008	2007(a)	2006

Sales, net	$58,697	$51,676	$57,908	$59,669	$41,438

Gross profit	15,013	11,051	14,657	15,425	10,320

Operating expenses	13,419	11,681	12,360	12,360	8,638
Interest expense	655	836	678	942	438
Equity in loss of partnerships	135	150	4	158	—
Other expense, net	4	220	36	79	54
Income (loss) from continuing operations before income taxes and discontinued operations	800	(1,836)	1,579	1,886	1,190
Income tax expense (benefit)	145	(34)	265	173	168
Income (loss) from continuing operations before discontinued operations	655	(1,802)	1,314	1,713	1,022
Gain on sale of discontinued operations, net of income taxes	35	—	—	—	—
Income (loss) from discontinued operations, net of income taxes	(329)	(2,119)	(276)	154	141

Net income (loss)	$361	$(3,921)	$1,038	$1,867	$1,163

Basic income (loss) per share:
Continuing operations	$.12	$(.34)	$.25	$.33	$.20
Discontinued operations	(.05)	(.39)	(.05)	.03	.03
Net income (loss)	$.07	$(.73)	$.20	$.36	$.23

Diluted income (loss) per share:
Continuing operations	$.12	$(.34)	$.24	$.31	$.19
Discontinued operations	(.05)	(.39)	(.05)	.03	.03
Net income (loss)	$.07	$(.73)	$.19	$.34	$.22

Weighted average number of shares outstanding during year:
Basic	5,484	5,394	5,314	5,210	5,159
Diluted	5,535	5,394	5,539	5,520	5,320

Other Financial Highlights

Years ended December 31,	2010	2009(c)	2008	2007(a)	2006

Working capital (b)	$8,615	$8,504	$10,602	$9,365	$8,445

Total assets	$36,267	$37,363	$39,462	$39,732	$34,143

Long-term debt	$6,465	$7,730	$6,188	$6,963	$3,830

Shareholders’ equity	$18,571	$17,489	$20,312	$18,597	$15,607

Depreciation and amortization	$2,601	$2,470	$2,426	$1,785	$1,511

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

(b)	Working capital is equal to current assets less current liabilities.
(c)

In 2009, the Company exited the Electronic Products business, which consisted of the thermistor, film capacitor and magnetic products, and reclassified it as discontinued operations, including all previously reported amounts. Subsequently, in 2010 the Company completed the sale of the assets of the Electronic Products business.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

IntriCon Corporation, (the “Company” or “IntriCon”, “we”, “us” or “our”) is an international firm engaged in the designing, developing, engineering and manufacturing of body-worn devices. The Company serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature products microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, medical equipment, hearing instruments, professional audio and telecommunications devices.

As discussed below, the Company has one operating segment - its body-worn device segment. Our expertise in this segment is focused on three main markets: medical, hearing health and professional audio communications. Within these chosen markets, we combine ultra-miniature mechanical and electronics capabilities with proprietary technology – including ultra low power (ULP) wireless and digital signal processing (DSP) capabilities – that enhances the performance of body-worn devices.

Business Highlights

On December 29, 2009, the Company decided to exit the electronics products segment operated by its wholly-owned subsidiary, RTI Electronics, and divest the assets used in the business. The decision to exit the electronics products segment was made to allow the Company to focus on its core body-worn device segment and to improve the Company’s overall margins and profitability. In connection with its decision to divest the electronics business, the Company evaluated assets for impairment and severance costs and recorded the following: (i) an impairment charge of $685 relating to goodwill, (ii) a reduction to realizable value of $720 to tangible assets, and (iii) $275 in employee termination costs for the year ended December 31, 2009. An additional $200 in termination costs were recorded in 2010.

On May 28, 2010 the Company completed the sale of substantially all of the assets of its electronics business to an affiliate of Shackleton, pursuant to an Asset Purchase Agreement dated May 28, 2010. Shackleton paid $850 cash at closing for the assets and assumed certain operating liabilities of IntriCon’s electronics business, subject to an accounts receivable adjustment. As part of the sale, the Company recognized a gain, net of taxes, of $35.

The Company relocated its Singapore facility during the 2010 fiscal year, as required by the Singapore government, which is redeveloping the land where the former Singapore facility was located. In connection with the relocation, the Company entered into a lease agreement for a new facility in Singapore. The new lease agreement includes a five year term which commenced October 2010 with monthly rental payments ranging from approximately $25 to $35 over the term of the lease. Further, the international credit agreement was modified in August 2010 to allow an additional $370 in borrowing under the existing borrowing base to fund the Singapore facility relocation. The borrowings are required to be repaid over a three year period.

Forward–Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes appearing in Item 8. of this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward- looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. See also Item 1. “Business-Forward-Looking Statements” for more information.

Results of Operations: 2010 Compared with 2009

Consolidated Net Sales

Our net sales are comprised of three main markets: medical, hearing health, and professional audio - collectively our body-worn device segment. Below is a recap of our sales by main markets for the years ended December 31, 2010 and 2009:

			Change
	2010	2009	Dollars	Percent
Medical	$24,594	$23,005	$1,589	6.9%
Hearing Health	21,007	18,432	2,575	14.0%
Professional Audio Communications	13,096	10,239	2,857	27.9%
Consolidated net sales	$58,697	$51,676	$7,021	13.6%

We experienced an increase of 7 percent in net sales in the medical equipment market in 2010 as a direct result of continued sales to existing OEM customers and the addition of sales from our proprietary Cardiac Monitoring Devices, or CDMs, which we acquired in the Datrix acquisition in the third quarter of 2009. The increase was partially offset by fourth quarter sluggishness discussed below. Management believes there is an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, referred to as bio-telemetry, which resulted in further growth in our medical business. We have experienced solid growth in our most advanced biotelemetry device, a continuous wireless glucose monitor, which we manufacture for a major medical OEM. Additionally, we are actively involved with this customer for future development of next-generation wireless glucose monitors. We are also working with our strategic partner, AME, on proprietary biotelemetry technologies that will enable us to develop new devices that connect patients and care givers, providing critical information and feedback.

While we are seeing customers continue to reengage in all markets on new programs, persisting economic sluggishness has caused many patients to delay discretionary medical procedures, and hospitals and doctors to cut back on purchases of legacy med-tech products. During the course of the year, several large medical customers experienced temporary fluctuations in demand. As some customers had inventory levels above their immediate needs, the Company experienced certain medical orders slowing in the fourth quarter of 2010; however, the Company believes these deferrals are likely temporary.

Net sales in our hearing health business for the year ended December 31, 2010 increased 14 percent, respectively, from the same period in 2009. The hearing health growth was primarily driven by a rebound in the hearing aid industry during the second half of 2010 coupled with pent-up demand. We believe our longer term prospects in our hearing health business remain strong as we continue to develop advanced technologies, such as our nanoDSP™, Overtus, APT and Scenic products, which will enhance the performance of hearing devices. In addition, we believe the market indicators in the hearing health industry, including the aging world population, provide for long-term industry growth.

Net sales to the professional audio communications market increased 28 percent over the prior year, primarily through organic growth, resulting from increased sales of headset devices to the installed sound market and communication devices to government agencies. We believe our extensive portfolio of communication devices that are portable, smaller and perform well in noisy or hazardous environments will provide for future long-term growth in this market. These products are well suited for applications in fire, law enforcement, safety, aviation and military markets.

Gross Profit

Gross profit, both in dollars and as a percent of sales, for 2010 and 2009, were as follows:

	2010		2009		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Yr-over-Yr Percent

Gross profit	$15,013	25.6%	$11,051	21.4%	$3,962	4.2%

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

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the years ended December 31, 2010 and 2009 were:

	2010		2009		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Yr-over-Yr Percent

Sales and marketing	$3,133	5.3%	$2,962	5.7%	$171	(0.4%)
General and administrative	5,801	9.9%	5,374	10.4%	427	(0.5%)
Research and development	4,485	7.6%	3,345	6.5%	1,140	1.1%

The increased sales and marketing expenses for 2010 as compared to the prior year period were driven by increases in royalties and commissions as a result of higher revenues and additional sales expense from the August 2009 acquisition of Datrix. The increase in general and administrative expenses was primarily driven by additional operating expenses from the acquisition of Datrix. The increased research and development expenses as compared to the prior year were due to our continued emphasis on investing in research and development projects to develop new products and proprietary technology to further enhance our product portfolio.

Interest Expense

Interest expense, net for 2010 was $655, a decrease of $181 from $836 in 2009. The reduction in interest expense, net was primarily due to charges incurred in the August 2009 debt refinancing with PrivateBank and Trust Company. Additional 2009 interest charges included $84 of deferred financing costs, $121 to terminate and settle the Bank of America interest rate swap and $62 in charges and interest incurred to repurchase equipment under our Bank of America capital lease facility. These changes were partially offset by higher 2010 interest rates in effect, as discussed below in “Liquidity and Capital Resources.”

Equity in Losses of Partnerships

The equity in losses of partnerships for 2010 was $135 compared to $150 in 2009.

The Company recorded a $191 decrease in the carrying amount of its investment in the Hearing Instrument Manufacturers Patent Partnership (“HIMPP”) for 2010, reflecting amortization of the patents and other intangibles and the Company’s portion of the partnership’s operating results for the year ended December 31, 2010, compared to a $202 decrease in the carrying amount of the investment in 2009 for the amortization of the patents and other intangibles and the Company’s portion of the partnership’s operating results for the year ended December 31, 2009.

The Company recorded a $56 and $53 increase in the carrying amount of IntriCon’s investment in a joint venture, reflecting the Company’s portion of the joint venture’s operating results for year ended December 31, 2010 and 2009, respectively.

Other Expenses

In 2010, other expense was $4 compared to $220 in 2009. The other expense for 2009 primarily related to the costs associated with the acquisition of Datrix. The 2010 expense primarily related to the losses on foreign currency exchange as a result of the exchange rate changes in the Singapore dollar and Euro.

Income Taxes

Income taxes were as follows:

	2010	2009

Income tax expense (benefit)	$145	$(34)
Percentage of pre-tax income	18.1%	(1.9%)

The expense (benefit) in 2010 and 2009 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position (“NOL”) for US federal income tax purposes and, consequently, minimal income tax expense from the current period domestic operations was recognized. Our deferred tax asset related to the NOL carryforwards has been offset by a full valuation allowance. We estimate we have approximately $17,900 of NOL carryforwards available to offset future federal income taxes that begin to expire in 2022.

Discontinued Operations

We recorded a loss from discontinued operations (electronics business) as follows:

	2010	2009

Loss from discontinued Electronics Products Business	$(294)	$(2,119)

The 2010 net loss of $(294), or $(0.05) per diluted share, was primarily due to loss in operations, net of the $35 gain on sale of the electronics business. The 2009 net loss of $(2,119), or $(0.39) per diluted share, was primarily due to an impairment charge associated with challenges in the current economic environment and industry conditions resulting in the decision to not commit to future investments, including research and development, in the Electronics Products segment, and ultimately divest the segment.

Results of Operations: 2009 Compared with 2008

Consolidated Net Sales

Consolidated net sales for the years ended December 31, 2009 and 2008 were as follows:

			Change
	2009	2008	Dollars	Percent
Medical	$23,005	$20,133	$2,872	14.3%
Hearing Health	18,432	23,768	(5,336)	(22.5%)
Professional Audio Communications	10,239	14,007	(3,768)	(26.9%)
Consolidated net sales	$51,676	$57,908	$(6,232)	(10.8%)

We experienced an increase of 14 percent in net sales in the medical equipment market in 2009 as a direct result of increased sales to existing original equipment manufacturer, or OEM, customers. In 2009, we also entered the CDM market, with our acquisition of Datrix, a supplier of patient monitoring devices.

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

Gross Profit

Gross profit, both in dollars and as a percent of sales, for 2009 and 2008, were as follows:

	2009		2008		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Yr-over-Yr Percent
Gross profit	$11,051	21.4%	$14,657	25.3%	($3,606)	(3.9%	)

In 2009, gross profit dollars decreased primarily due to lower sales volume which caused under absorption of manufacturing overhead during 2009 and general softness in hearing health and professional audio communications markets.

Sales and marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the years ended December 31, 2009 and 2008 were:

	2009		2008		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Yr-over-Yr Percent
Sales and marketing	$2,962	5.7%	$3,262	5.6%	$(300)	0.1%
General and administrative	5,374	10.4%	5,850	10.1%	(476)	0.3%
Research and development	3,345	6.5%	3,248	5.6%	97	0.9%

The decreased sales and marketing expenses for 2009 as compared to the prior year were primarily driven by decreases in royalties and commissions as a result of lower revenues. The decrease in general and administrative expenses were driven by a cost reduction program implemented in the first quarter by the Company in conjunction with the revenue decreases, as well as lower professional and legal fees compared to the prior year. The increased research and development expenses as compared to the prior year were due to our continued emphasis on investing in research and development projects to develop new products and technology to further enhance our product portfolio.

Interest Expense

Interest expense, net for 2009 was $836, an increase of $158 from $678 in 2008. The increase in interest expense, net was due primarily to charges related to the refinancing of the credit facility that were incurred in 2009 in connection with our new credit facility obtained in connection with our Datrix acquisition and higher interest rates in effect on greater outstanding debt in 2009.

Equity in Losses of Partnerships

The equity in losses of partnerships for 2009 was $150 compared to $4 in 2008.

The Company recorded a $202 decrease in the carrying amount of its investment in the HIMPP for 2009, reflecting amortization of the patents and other intangibles and the Company’s portion of the partnership’s operating results for the year ended December 31, 2009, compared to a $145 decrease in the carrying amount of the investment in 2008 for the amortization of the patents and other intangibles and the Company’s portion of the partnership’s operating results for the year ended December 31, 2008.

The Company recorded a $53 and $141 increase in the carrying amount of Tibbett’s investment in a joint venture, reflecting the Company’s portion of the joint venture’s operating results for year ended December 31, 2009 and 2008, respectively.

Other Expenses

In 2009, other expense was $220 compared to $36 in 2008. The other expense for 2009 primarily related to the costs associated with the acquisition of Datrix. The 2008 expense primarily related to the losses on foreign currency exchange as a result of the exchange rate changes in the Singapore dollar and Euro.

Income Taxes

Income taxes were as follows:

	2009	2008
Income tax expense (benefit)	$(34)	$265
Percentage of pre-tax income	(1.9%)	16.7%

The expense (benefit) in 2009 and 2008 were primarily due to foreign taxes on German and Singapore operations.

Discontinued Operations

We recorded a loss from discontinued operations (electronics business) as follows:

	2009	2008
Loss from discontinued Electronics Products Business	$(2,119)	$(276)

The 2009 net loss of $(2,119), or $(0.39) per diluted share, was primarily due to an impairment charge associated with challenges in the current economic environment and industry conditions resulting in the decision to not commit to future investments, including research and development, in the Electronics Products segment, and ultimately divest the segment. The 2008 net loss of $(276), or $(0.05) per diluted share, was primarily due to loss in operations.

Liquidity and Capital Resources

Our primary sources of cash have been cash flows from operations, bank borrowings, and other financing transactions. For the last three years, cash has been used for repayments of bank borrowings, the Datrix and Tibbetts acquisitions, purchases of equipment, and working capital to support research and development.

As of December 31, 2010, we had approximately $281 of cash on hand. Sources and uses of our cash for the year ended December 31, 2010 have been from our operations, as described below.

Consolidated net working capital increased to $8.6 million at December 31, 2010 from $8.5 million at December 31, 2009. Our cash flows from operating, investing and financing activities, as reflected in the statement of cash flows for the years ended December 31, are summarized as follows:

	2010	2009	2008
Cash provided (used) by:
Continuing operations	$1,616	$2,105	$2,452
Investing activities	(1,043)	(2,484)	(98)
Financing activities	(668)	523	(2,480)
Effect of exchange rate changes on cash	(9)	(8)	(6)

Increase (decrease) in cash	$(104)	$136	$(132)

Operating Activities. The most significant items that contributed to the $1,616 of cash provided by continuing operations were depreciation and amortization of $2,601, stock option expense of $474 which are included in the net income of $361. These increases were partially offset by changes in operating assets and liabilities, most notably increases in sales outstanding from 42 days at December 31, 2009 to 48 days at December 31, 2010.

Investing Activities. Net cash used in investing activities consisted of purchases of property, plant and equipment of $1,811 partially offset by net proceeds from the sale of the electronics business of $775. A significant portion of the purchases of the property, plant and equipment related to the cash invested to fund the Singapore facility move discussed below.

Financing Activities. Net cash used in financing activities of $668 was comprised primarily of net payments of debt of $880.

Cash generated from operations may be affected by a number of factors. See “Forward Looking Statements” and “Item 1A: Risk Factors” contained in this Form 10-K for a discussion of some of the factors that can negatively impact the amount of cash we generate from our operations.

We had the following bank arrangements at December 31,:

	2010	2009
Total availability under existing facilities	$10,532	$12,376

Borrowings and commitments:
Domestic credit facility	3,920	4,450
Domestic term loans	2,563	3,250
Foreign overdraft and letter of credit facility	1,377	678
Total borrowings and commitments	7,860	8,378
Remaining availability under existing facilities	$2,672	$3,998

Domestic Credit Facilities

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

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on the Company’s leverage ratio of funded debt / EBITDA, at the option of the Company, at:

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

Weighted average interest on our domestic credit facilities (including prior facilities) was 5.06%, 4.07%, and 5.51% for 2010, 2009, and 2008, respectively.

The outstanding balance of the revolving credit facility was $3,920 and $4,450 at December 31, 2010 and 2009, respectively. The total remaining availability on the revolving credit facility was approximately $2,072 and $2,821 at December 31, 2010 and 2009, respectively. The credit facility expires on August 13, 2012 and all outstanding borrowings will become due and payable.

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

The borrowers are subject to various covenants under the credit facility, including financial covenants relating to minimum EBITDA, funded debt to EBITDA, fixed charge coverage ratio and capital expenditure financial covenants. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things: incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equityholders; purchase or redeem any of its equity interests or any warrants, options or other rights to equity; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; make payment on or changes to any subordinated debt; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. In March 2010, the Company entered into an amendment with The PrivateBank to waive certain covenant violations at December 31, 2009 and January 31, 2010 and reset certain covenant thresholds defined in the original agreement. The Company was in compliance with all applicable covenants under the credit facility, as amended, as of December 31, 2010.

Upon the occurrence and during the continuance of an event of default (as defined in the credit facility), the lender may, among other things: terminate its commitments to the borrowers (including terminating or suspending its obligation to make loans and advances); declare all outstanding loans, interest and fees to be immediately due and payable; take possession of and sell any pledged assets and other collateral; and exercise any and all rights and remedies available to it under the Uniform Commercial Code or other applicable law. In the event of the insolvency or bankruptcy of any borrower, all commitments of the lender will automatically terminate and all outstanding loans, interest and fees will be immediately due and payable. Events of default include, among other things, failure to pay any amounts when due; material misrepresentation; default in the performance of any covenant, condition or agreement to be performed that is not cured within 20 days after notice from the lender; default in the performance of obligations under certain subordinated debt, which includes the Company’s note payable to the former shareholder of Datrix (including actual or attempted termination of a subordination agreement with the former shareholder of Datrix); default in the payment of other indebtedness or other obligation with an outstanding principal balance of more than $50, or of any other term, condition or covenant contained in the agreement under which such obligation is created, the effect of which is to allow the other party to accelerate such payment or to terminate the agreements; a breach by a borrower under certain material agreements, the result of which breach is the suspension of the counterparty’s performance thereunder, delivery of a notice of acceleration or termination of such agreement; the insolvency or bankruptcy of any borrower; the entrance of any judgment against any borrower in excess of $50, which is not fully covered by insurance; any divestiture of assets or stock of a subsidiary constituting a substantial portion of borrowers’ assets; the occurrence of a change in control (as defined in the credit facility); certain collateral impairments; a contribution failure with respect to any employee benefit plan that gives rise to a lien under ERISA; and the occurrence of any event which lender determines could be reasonably expected to have a material adverse effect (as defined in the credit facility).

Upon termination of the Bank of America credit facility, the Company was required to settle the outstanding obligations of $121 for the liability related to its interest rate swap agreement with Bank of America and recognize the corresponding charge of $121 in interest expense in the three month period ended September 30, 2009, which was previously included in accumulated other comprehensive loss. In addition, the Company expensed the remaining deferred financing costs of $86 related to the Bank of America facility, which was also included in interest expense in period ended December 31, 2009.

The prior credit facility with Bank of America provided for:

•

a $10,000 revolving credit facility, with a $200 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve.

•	a $4,500 term loan, which was used to fund the Company’s May, 2007 acquisition of Tibbetts Industries, Inc.

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

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1,977 line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.14%, 5.31% and 5.84% for the years ended December 31, 2010, 2009 and 2008. The outstanding balance was $1,377 and $678 at December 31, 2010 and 2009, respectively. The total remaining availability on the international senior secured credit agreement was approximately $600 and $1,177 at December 31, 2010 and 2009, respectively.

The Company relocated its Singapore facility during the 2010 fiscal year, as required by the Singapore government, which is redeveloping the land where the former Singapore facility was located. In connection with the relocation, the Company entered into a lease agreement for a new facility in Singapore. The new lease agreement includes a five year term which commenced October 2010 with monthly rental payments ranging from approximately $25 to $35 over the term of the lease. Further, the international credit agreement was modified in August 2010 to allow an additional $370 in borrowing under the existing borrowing base to fund the Singapore facility relocation. The borrowings are required to be repaid over a three year period.

Datrix Note

As discussed above, in connection with the Company’s acquisition of Datrix, the Company issued a subordinated, non-negotiable promissory note dated August 13, 2009 to the former shareholder of Datrix, in the principal amount of $1.05 million. The Datrix note bears interest at an annual rate of 6%, provided, however, that upon the occurrence and during the continuance of an event of default (as defined in the Datrix note), at the holder’s option, the outstanding principal amount under the Datrix note will bear interest at an annual rate of 10%. The principal amount of the Datrix note is due and payable in three equal annual installments of $350 beginning on August 13, 2010 plus accrued and unpaid interest. The first installment of $350 plus interest was made during 2010. Amounts outstanding under the Datrix note will automatically become immediately due and payable upon the sale of assets of the Company attributable to 90% or more of the Company’s consolidated sales volume or upon the direct or indirect acquisition of beneficial ownership of 50% or more of the combined voting power of the Company’s then-outstanding voting securities. Amounts owed under the Datrix note are unsecured and subordinated to the Company’s obligations pursuant to the credit facility discussed above.

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

Contractual Obligations

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of December 31, 2010.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic credit facility	$3,920	$—	$3,920	$—	$—

Domestic term loan	2,563	713	1,850	—	—

Domestic note payable	700	350	350

Foreign overdraft and letter of credit facility	1,377	1,033	344	—	—

Partnership payable	500	260	240	—	—

Pension and other post retirement benefit obligations	1,429	255	396	369	409

Operating leases	4,649	1,318	1,662	1,398	271

Total contractual cash obligations	$15,138	$3,929	$8,762	$1,767	$680

There are certain provisions in the underlying contracts that could accelerate our contractual obligations as noted above.

Foreign Currency Fluctuation

Generally, the effect of changes in foreign currencies on our results of operations is partially or wholly offset by our ability to make corresponding price changes in the local currency. From time to time, the impact of fluctuations in foreign currencies may have a material effect on the financial results of the Company. Foreign currency transaction amounts included in the statements of operation include losses of $134, $13 and $77 in 2010, 2009 and 2008, respectively. See Note 11 to the Company’s consolidated financial statements included herein.

Off-Balance Sheet Obligations

We had no material off-balance sheet obligations as of December 31, 2010 other than the operating leases disclosed above.

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

Revenue Recognition

The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Under contractual terms shipments are generally FOB shipping point.

Customers have 30 days to notify the Company if the product is damaged or defective. Beyond that, there are no significant obligations that remain after shipment other than warranty obligations. Contracts with customers do not include product return rights, however, the Company may elect in certain circumstances to accept returns of products. The Company records revenue for product sales net of returns. Sales and use tax are reported on a net basis, excluding them from sales and cost of sales.

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

Inventory Valuation

Inventory is recorded at the lower of our cost or market value. Market value is an estimate of the future net realizable value of our inventory. It is based on historical trends, product life cycles, forecasts of future inventory needs and on-hand inventory levels. Management believes reserve levels could be materially affected by changes in technology, our customer base, customer needs, general economic conditions and the success of certain Company sales programs.

Goodwill and Intangible Assets

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of goodwill and intangible assets, including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates. The Company did not recognize any impairment charges for goodwill or intangible assets during fiscal 2010, 2009 or 2008, other than that related to discontinued operations described in Note 2 to the Company’s financial statements. While the Company currently believes the expected cash flows from these assets exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if the Company no longer believes it will achieve its long-term projected sales or operating expenses, the Company may conclude in connection with any future impairment tests that the estimated fair value of its goodwill, including intangible assets, are less than the book value and recognize an impairment charge. Such impairment would adversely affect the Company’s earnings.

Long-lived Assets

The carrying value of long-lived assets is periodically assessed to insure their carrying value does not exceed the undiscounted cash flows expected to be generated from their expected use and eventual disposition. This assessment includes certain assumptions related to future needs for the asset to help generate future cash flow. Changes in those assessments, future economic conditions or technological changes could have a material adverse impact on the carrying value of these assets.

Deferred Taxes

The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities and projected future taxable income in making this assessment. Actual future operating results, as well as changes in our future performance, could have a material impact on the valuation allowance.

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

Short-term exposures to changing foreign currency exchange rates are occasionally managed by financial market transactions, principally through the purchase of forward foreign exchange contracts (with maturities of six months or less) to offset the earnings and cash flow impact of the nonfunctional currency denominated receivables and payables relating to select contracts. The decision by management to hedge any such transaction is made on a case-by-case basis. Foreign exchange forward contracts are denominated in the same currency as the receivable or payable being covered, and the term and amount of the forward foreign exchange contract substantially mirrors the term and amount of the underlying receivable or payable. The receivables and payables being covered arise from bank debt, trade and intercompany transactions of and among our foreign subsidiaries. At December 31, 2010, we did not have any forward foreign exchange contracts outstanding. We cannot assure you that foreign currency fluctuations will not have a material adverse impact on our financial condition and results of operations.

All assets and liabilities of foreign operations with foreign functional currency are translated into U.S. dollars at prevailing rates of exchange in effect at the balance sheet date. Revenues and expenses are translated using average rates of exchange for the year. The functional currency of the Company’s German operations is the European Euro. As of January 1, 2006, the functional currency of the Company’s Singapore operations changed from the Singapore dollar to the U.S. dollar. Adjustments resulting from the process of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as a separate component of shareholders’ equity, net of tax, where appropriate. Foreign currency transaction amounts included in the statements of operation include losses of $134, $13 and $77 in 2010, 2009 and 2008, respectively.

For more information regarding foreign currency risks, see “Foreign Currency Fluctuation – Item 7 of this Annual Report on Form 10-K.

Interest Rate Risk

From time to time, the Company uses derivative financial instruments in the form of interest rate swaps in managing its interest rate exposure. The Company does not hold or issue derivative financial instruments for trading purposes. When entered into, the Company formally designates the derivative financial instrument as a hedge of a specific underlying exposure if such criteria are met, and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivative financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the derivative financial instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a derivative financial instrument’s change in fair value would be immediately recognized in earnings. At December 31, 2010, we did not have any interest rate swap contracts outstanding.

`

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2010, the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to a provision of the Dodd Frank Act, which eliminated such requirement for “smaller reporting companies,” as defined in SEC regulations, such as IntriCon.

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
Arden Hills, MN

We have audited the accompanying consolidated balance sheets of IntriCon Corporation and Subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operation, shareholder’s equity and comprehensive income (loss), and cash flows for the years ended December 31, 2010, 2009 and 2008. These consolidated financial statements are the responsibility of the company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IntriCon Corporation and Subsidiaries as of December 31, 2010 and 2009 and the results of their operations and cash flows for the years ended December 31, 2010, 2009 and 2008, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 8, 2011

IntriCon Corporation
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

Years ended December 31	2010	2009	2008

Sales, net	$58,697	$51,676	$57,908

Costs of sales	43,684	40,625	43,251

Gross profit	15,013	11,051	14,657

Operating expenses:
Sales and marketing	3,133	2,962	3,262
General and administrative	5,801	5,374	5,850
Research and development	4,485	3,345	3,248
Total operating expenses	13,419	11,681	12,360
Operating income (loss)	1,594	(630)	2,297

Interest expense	(655)	(836)	(678)
Equity in loss of partnerships	(135)	(150)	(4)
Other expense, net	(4)	(220)	(36)
Income (loss) from continuing operations before income taxes and discontinued operations	800	(1,836)	1,579

Income tax (expense) benefit	(145)	34	(265)
Income (loss) before discontinued operations	655	(1,802)	1,314

Loss from discontinued operations, net of income taxes	(329)	(2,119)	(276)
Gain on sale of discontinued operations, net of income taxes	35	—	—
Net income (loss)	$361	$(3,921)	$1,038

Basic income (loss) per share:

Continuing operations	$.12	$(.34)	$.25
Discontinued operations	(.05)	(.39)	(.05)
Net income (loss)	$.07	$(.73)	$.20

Diluted income (loss) per share:
Continuing operations	$.12	$(.34)	$.24
Discontinued operations	(.05)	(.39)	(.05)
Net income (loss)	$.07	$(.73)	$.19

See accompanying notes to the consolidated financial statements.

IntriCon Corporation
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

At December 31,	2010	2009
Current assets:
Cash	$281	$385
Restricted cash	478	406
Accounts receivable, less allowance for doubtful accounts of $219 at December 31, 2010 and $226 at December 31, 2009	8,228	7,084
Inventories	8,331	8,221
Refundable income taxes	—	63
Other current assets	446	816
Current assets of discontinued operations	—	1,140
Total current assets	17,764	18,115

Machinery and equipment	36,610	35,516
Less: Accumulated depreciation	30,184	28,725
Net machinery and equipment	6,426	6,791

Goodwill	9,709	9,717
Investment in partnerships	1,109	1,237
Other assets of discontinued operations	—	142
Other assets, net	1,259	1,361
Total assets	$36,267	$37,363

Current liabilities:
Checks written in excess of cash	$409	$102
Current maturities of long-term debt	2,095	1,709
Accounts payable	3,161	3,637
Accrued salaries, wages and commissions	1,593	1,231
Deferred gain	110	110
Partnership payable	260	260
Income taxes payable	24	—
Liabilities of discontinued operations	—	926
Other accrued liabilities	1,497	1,636
Total current liabilities	9,149	9,611

Long-term debt, less current maturities	6,465	7,730
Other postretirement benefit obligations	710	756
Long-term partnership payable	240	500
Deferred income taxes	169	129
Accrued pension liabilities	464	543
Deferred gain	495	605
Other long-term liabilities	4	—
Total liabilities	17,696	19,874

Commitments and contingencies (note 14)

Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 6,073 and 5,986 shares issued; 5,557 and 5,470 shares outstanding at December 31, 2010 and 2009, respectively.	6,073	5,986
Additional paid-in capital	15,644	14,987
Accumulated deficit	(1,644)	(2,005)
Accumulated other comprehensive loss	(237)	(214)
Less: 516 common shares held in treasury, at cost	(1,265)	(1,265)
Total shareholders’ equity	18,571	17,489
Total liabilities and shareholders’ equity	$36,267	$37,363

See accompanying notes to the consolidated financial statements.

IntriCon Corporation
Consolidated Statements of Cash Flows (In Thousands)

Years ended December 31,	2010	2009	2008

Cash flows from operating activities:
Net income (loss)	$361	$(3,921)	$1,038
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations	(35)	—	—
Loss on impairment of long lived assets and goodwill	—	910	—
Depreciation and amortization	2,601	2,470	2,426
Stock-based compensation	474	561	526
Loss (gains) on sale of property and equipment	28	(51)	(2)
Deferred taxes	40	(27)	66
Change in deferred gain	(110)	(166)	(110)
Allowance for doubtful accounts	(7)	9	130
Allowance for note receivable	—	—	(225)
Equity in loss of partnerships	135	150	4
Changes in operating assets and liabilities:
Accounts receivable	(1,192)	1,763	(1,248)
Inventories	(164)	729	949
Other assets	159	201	507
Accounts payable	(468)	743	(823)
Accrued expenses	(223)	(1,249)	(554)
Customers advance payments on contracts	—	—	(190)
Other liabilities	17	(17)	(42)
Net cash provided by continuing operations	1,616	2,105	2,452

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,811)	(1,467)	(1,473)
Cash paid for acquisitions, net of cash received	—	(1,342)	—
Proceeds from dividend received from joint venture	—	—	200
Proceeds from sales of property, plant and equipment	—	100	1,100
Proceeds from sale of discontinued operations, net	775	—	—
Proceeds from note receivable	—	225	75
Other	(7)	—	—
Net cash used by investing activities	(1,043)	(2,484)	(98)

Cash flows from financing activities:
Proceeds from stock purchases and exercise of stock options	261	152	237
Repayments of short-term borrowings	—	—	(371)
Proceeds from long-term borrowings	12,194	17,813	14,752
Repayments of long-term debt	(13,074)	(17,180)	(16,664)
Payments of partnership payable	(260)	(260)	(260)
Change in restricted cash	(96)	(8)	(3)
Change in checks written in excess of cash	307	6	(171)
Net cash (used) provided by financing activities	(668)	523	(2,480)

Effect of exchange rate changes on cash	(9)	(8)	(6)
Increase (decrease) in cash	(104)	136	(132)
Cash beginning of year	385	249	381

Cash end of year	$281	$385	$249

See accompanying notes to the consolidated financial statements.

IntriCon Corporation
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
(In Thousands)

	Common Stock Number of Shares	Common Stock $ Amount	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (loss)	Treasury Stock	Total Shareholders’ Equity
Balance December 31, 2007	5,814	$5,814	$13,392	$878	$(221)		$(1,265)	$18,598
Exercise of stock options	3	3	5					8
Shares issued under the Employee Stock Purchase Plan	34	34	173					207
Shares issued in lieu of cash for services	2	2	10					12
Shares issued under the Non-employee Director and Exec. Officer Stock Purchase Program	5	5	16					21
Stock option expense			526					526
Net income				1,038		$1,038		1,038
Change in fair value of interest rate swap, net of income taxes of $0					(57)	(57)		(57)
Translation loss, net of income taxes of $0					(40)	(40)		(40)
Comprehensive income						$941
Balance December 31, 2008	5,858	$5,858	$14,122	$1,916	$(318)		$(1,265)	$20,313
Shares issued for the purchase of Datrix	75	75	195					270
Shares issued under the Employee Stock Purchase Plan	30	30	60					90
Shares issued in lieu of cash for services	3	3	7					10
Shares issued under the Non-employee Director and Exec. Officer Stock Purchase Program	20	20	42					62
Stock option expense			561					561
Net loss				(3,921)		$(3,921)		(3,921)
Change in fair value of interest rate swap, net of income taxes of $0					102	102		102
Translation gain, net of income taxes of $0					2	2		2
Comprehensive loss						$(3,817)
Balance December 31, 2009	5,986	$5,986	$14,987	$(2,005)	$(214)		$(1,265)	$17,489
Exercise of stock options	69	69	126					195
Shares issued under the Employee Stock Purchase Plan	15	15	50					65
Shares issued in lieu of cash for services	3	3	7					10
Stock option expense			474					474
Net income				361		$361		361
Change in fair value of interest rate swap, net of income taxes of $0					35	35		35
Translation loss, net of income taxes of $0					(58)	(58)		(58)
Comprehensive income						$338
Balance December 31, 2010	6,073	$6,073	$15,644	$(1,644)	$(237)		$(1,265)	$18,571

See accompanying notes to the consolidated financial statements.

Notes to Consolidated Financial Statements (In Thousands, Except Per Share Data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (formerly Selas Corporation of America) (referred to as the Company, we, us or our) is an international firm engaged in designing, developing, engineering and manufacturing body-worn devices. The Company serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature products, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, medical equipment, hearing instruments, electronics, professional audio and telecommunications devices and computers. In addition to its operations in Minnesota, the Company has facilities in California, Maine, Singapore, and Germany.

Basis of Presentation – In the fourth quarter of 2009, the Company initiated its plan to divest its non-core electronics segment to allow for greater focus on its body-worn device segment. On May 28, 2010 the Company completed the sale of substantially all of the assets of its electronics business to an affiliate of Shackleton Equity Partners. For all periods presented, the Company classified its former electronics products segment as discontinued operations. Consequently, the financial statements and footnote disclosures reflect continuing operations for the body-worn device segment only. See further information in Note 2.

Reclassifications - Certain reclassifications have been made to the fiscal 2008 and fiscal 2009 consolidated financial statements to conform with the fiscal 2010 presentation. These reclassifications had no effect on net income or earnings per share.

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

Segment Disclosures – A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. The Company’s segments have similar economic characteristics and are similar in the nature of the products sold, type of customers, methods used to distribute the Company’s products and regulatory environment. Management believes that the Company meets the criteria for aggregating its components of the operating segment of continuing operations into a single reporting segment.

Use of Estimates – Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the recording of reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities to prepare these financial statements. Actual results could differ from those estimates. Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of goodwill, intangible assets, and employee benefit obligations including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates.

Revenue Recognition – The Company recognizes revenue when products are shipped and the customer takes ownership and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. Under contractual terms shipments are generally FOB shipping point.

Customers have 30 days to notify the Company if the product is damaged or defective. Beyond that, there are no significant obligations that remain after shipment other than warranty obligations. Contracts with customers do not include product return rights, however, the Company may elect in certain circumstances to accept returns of products. The Company records revenue for product sales net of returns. Sales and use tax are reported on a net basis, excluding them from sales and cost of sales.

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

Shipping and Handling Costs –The Company includes shipping and handling revenues in sales and shipping and handling costs in cost of sales.

Fair Value of Financial Instruments – The carrying value of cash, short-term accounts and notes receivable, notes payable, trade accounts payables, and other accrued expenses approximate fair value because of the short maturity of those instruments. The fair values of the Company’s long-term debt agreement approximate their carrying values based upon current market rates of interest.

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

Accounts Receivable – The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are shown net of allowance for uncollectible accounts of $219 and $226 at December 31, 2010 and 2009, respectively.

Inventories – Inventories are stated at the lower of cost or market. The cost of the inventories was determined by the average cost and first-in, first-out methods.

Property, Plant and Equipment – Property, plant and equipment are carried at cost. Depreciation is computed by straight-line and accelerated methods using estimated useful lives of 5 to 40 years for buildings and improvements, and 3 to 12 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Improvements are capitalized and expenditures for maintenance, repairs and minor renewals are charged to expense when incurred. At the time assets are retired or sold, the costs and accumulated depreciation are eliminated and the resulting gain or loss, if any, is reflected in the consolidated statement of operations. Depreciation expense was $2,127, $1,967, and $1,838 for the years ended December 31, 2010, 2009, and 2008, respectively.

Impairment of Long-lived Assets and Long-lived Assets to be Disposed Of – The Company reviews its long-lived assets, certain identifiable intangibles, and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. To date, the Company has determined that no impairment of long-lived assets from continuing operations exists.

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

Other assets, net – The principal amounts included in other assets, net are a prepaid technology fee, debt issuance costs, and a technology fee. The debt issuance costs are being amortized over the related term of the utilizing the interest method and are included in interest expense, and the other assets are being amortized over their estimated useful life on a straight-line basis. Amortization expense was $262, $260, and $128 for the years ended December 31, 2010, 2009 and 2008, respectively. The estimated amortization expense for the years ending December 31, 2011 to 2015 is as follows: 2011 - $240, 2012 - $166, 2013 - $91, 2014 - $17, 2015 - $15.

Investments in Partnerships – Certain of the Company’s investments in equity securities are long-tem, strategic investments in companies. The Company accounts for these investments under the equity method of accounting and records the investment at the amount the Company paid for its initial investment and adjusts for the Company’s share of the investee’s income or loss and dividends paid. The Company’s investments include an investment in Hearing Instrument Manufacturers Patent Partnership (K/S HIMPP) and a 50% interest in a joint venture with a Swiss company as more fully described in Note 18. The partnership interests are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be recoverable. To date there have been no impairment losses recognized.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation reserves are established to the extent the future benefit from the realization of deferred tax assets is more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company accrues interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2010 and 2009, the Company had accrued $0 for the payment of tax related interest, and there were no tax interest or penalties recognized in the consolidated statements of operations. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2007-2010 and state tax returns for the fiscal years 2006-2010. The Company does not expect any material changes to the estimated amounts associated with its uncertain tax positions and related accruals for interest and penalties through December 31, 2010.

Employee Benefit Obligations – The Company provides pension and health care insurance for certain domestic retirees and employees of its operations discontinued in 2005. These obligations have been included in continuing operations as the Company expects to retain these obligations. The Company also provides retirement related benefits for certain foreign employees. The Company measures the costs of its obligation based on actuarial determinations. The net periodic costs are recognized as employees render the services necessary to earn the post-retirement benefit and are recorded on the consolidated balance sheet as accrued pension liabilities.

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

Stock Option Plan – Under the various Company stock-based compensation plans, executives, employees and outside directors receive awards of options to purchase common stock. Under all awards, the terms are fixed at the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest from one to three years, and the option’s maximum term is 10 years. Options issued to directors vest from one to three years. One plan also permits the granting of stock awards, stock appreciation rights, restricted stock units and other equity based awards. The Company expenses the grant-date fair values of stock options and awards ratably over the vesting period of the related share-based award. See Note 12 for additional information.

Product Warranty – The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability for the years ended December 31, 2010, 2009 and 2008.

	2010	2009	2008

Beginning of the year balance	$71	$100	$136

Warranty expense	116	48	45
Closed warranty claims	(82)	(77)	(81)

End of the year balance	$105	$71	$100

Advertising Costs – Advertising costs are charged to expense as incurred. Advertising costs were $11, $15, and $5, for the years ended December 31, 2010, 2009, and 2008, respectively, and are included in sales and marketing expense in the consolidated statements of operations.

Research and Development Costs – Research and development costs, net of customer funding, amounted to $4,485, $3,345, and $3,248 in 2010, 2009, and 2008, respectively, and are charged to expense when incurred.

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

Foreign Currency Translation - The Company ’s German subsidiary accounted for its transactions in its functional currency, the Euro. Foreign assets and liabilities are translated into United States dollars using the year-end exchange rates. Equity is translated at average historical exchange rates. Results of operations are translated using the average exchange rates throughout the year. Translation gains or losses are accumulated as a separate component of shareholders’ equity.

Derivative Financial Instruments — Information regarding our derivative financial instruments is found in Note 17. We do not use derivative financial instruments for speculative or trading purposes. All derivative transactions must be linked to an existing balance sheet item or firm commitment, and the notional amount cannot exceed the value of the exposure being hedged.

We recognize all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically in shareholders’ equity as a component of accumulated other comprehensive income (loss). Generally, changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income (loss), net of tax. We present amounts used to settle cash flow hedges as financing activities in our consolidated statements of cash flows.

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

The Company recorded a gain on sale of $35. The net gain was computed as follows:

Cash	$4
Accounts receivable, net	773
Inventory, net	383
Other current assets	16
Property and equipment, net	72
Other assets	26
Accounts payable	(356)
Accrued expenses	(130)
Long-term debt	(48)
Total	$740
Cash proceeds received from Shackleton	850
Net assets sold	(740)
Transaction costs	(75)
Gain on sale of discontinued operations	$35

The following table shows the results of operations of the Company’s electronic products segment:

	Year Ended December 31,
	2010	2009	2008
Sales, net	$2,346	$5,382	$7,647
Operating costs and expenses	(2,670)	(5,653)	(7,901)
Loss on impairment of long lived asset and goodwill	—	(910)	—
Operating loss	(324)	(1,181)	(254)
Other expense, net	(5)	(923)	(23)
Loss from operations before income tax benefit	(329)	(2,104)	(277)
Income tax expense (benefit)	—	15	(1)
Net loss from discontinued operations	$(329)	$(2,119)	$(276)

The following table shows the assets and liabilities of the electronic products segment at December 31, 2009:

2009

Cash	$5
Accounts receivable, net	757
Inventory, net	332
Other current assets	46
Current assets of discontinued operations	1,140

Property and equipment, net	116
Other assets	26
Other assets of discontinued operations	142

Accounts payable	351
Accrued compensation and other liabilities	575
Current liabilities of discontinued operations	$926

As discussed above, along with the decision to divest the electronics business, the Company evaluated assets for impairment as of December 31, 2009. There was no additional impairment identified and recorded during the 2010 fiscal year. Information regarding the nonrecurring fair value measurement of such impairments completed during the twelve month period ended December 31, 2009 was as follows:

2009:	Fair Value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment Charge
Long-lived assets and goodwill of discontinued operations	$116	$—	$—	$116	$910

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

The purchase price included a closing cash payment of $1,225, issuance of 75 shares of restricted common stock of the Company, valued at $270 based on the fair value of the common stock on August 13, 2009, and the issuance of a promissory note in the amount of $1,050 bearing annual interest at 6%, subject to adjustment. In addition, the Company paid off Datrix’s outstanding line of credit with Wells Fargo of $130 at closing.

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

The purchase price was as follows as of August 13, 2009:

Cash paid to seller at closing	$1,225
Cash paid to Wells Fargo at closing	130
Stock consideration	270
Seller note at close	1,050
Total purchase price	$2,675

The following table summarizes the purchase price allocation for the Datrix acquisition:

Cash	$13
Other current assets	522
Intangible assets (weighted average life of 2.4 years)	125
Goodwill	2,128
Current liabilities	(113)
Total preliminary purchase price allocation	$2,675

Results from operations of Datrix are not considered material to the financial statements for 2009. Proforma results are also not considered material for 2009 and 2008.

Acquisition costs of $277 were primarily incurred and recorded during the year ended December 31, 2009 and included the following:

Investment Banker	$121
Legal	127
Accounting	2
Other	27
Total	$277

Acquisition costs are included in other expenses, net in the consolidated statements of operations. We consider the majority of the acquisition costs to be of the non-operating, miscellaneous nature, as they were incurred as part of a non-operating activity, a business acquisition. The Company’s investment banker costs during the period relate to the acquisition and without such acquisition, the costs would not have been incurred. Further, legal and accounting services were specifically related for the acquisition project.

4. GEOGRAPHIC INFORMATION

The geographical distribution of long-lived assets and net sales to geographical areas as of and for the years ended December 31, 2010 and 2009 are set forth below:

Long-lived Assets

	2010	2009

United States	$5,027	$5,893
Other – primarily Singapore	1,789	1,229
Consolidated	$6,816	$7,122

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

Net Sales to Geographical Areas

	2010	2009	2008

United States	$40,108	$36,587	$41,037
Germany	2,517	3,335	3,749
China	3,531	2,716	2,580
Switzerland	764	561	995
Singapore	1,367	892	1,416
France	1,625	1,428	1,462
Japan	1,810	1,741	1,157
United Kingdom	799	528	763
Turkey	401	298	446
Hong Kong	757	365	284
Vietnam	1,330	868	432
All other countries	3,688	2,357	3,587
Consolidated	$58,697	$51,676	$57,908

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

One customer accounted for 22 percent, 22 percent and 15 percent of the Company’s consolidated net sales in 2010, 2009 and 2008, respectively. A second customer accounted for 11 percent of the Company’s consolidated net sales in 2009. During 2010, 2009 and 2008 the top five customers accounted for approximately $25 million, $24 million and $23 million or 42 percent, 46 percent and 40 percent of the Company’s consolidated net sales, respectively.

At December 31, 2010, one customer accounted for 13 percent of the Company’s consolidated accounts receivable. Two customers accounted for 16 percent and 11 percent of the Company’s consolidated accounts receivable at December 31, 2009.

5. GOODWILL

The Company performed the required goodwill impairment test during the fourth quarter of each of the years ended December 31, 2010, 2009, and 2008. The Company completed or obtained an analysis to assess the fair value of its reporting units to determine whether goodwill was impaired and the extent of such impairment, if any for the years ended December 31, 2010, 2009, and 2008. Based upon this analysis, the Company determined that its current goodwill balances associated with the body-worn device segment were not impaired as of the date of testing.

A two-step approach is used in evaluating goodwill for impairment. First, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the carrying amount of its net assets. In calculating fair value, the Company uses the income approach. The income approach is a valuation technique under which the Company estimates future cash flows using the reporting unit’s financial forecast from the perspective of an unrelated market participant. Future estimated cash flows are discounted to their present value to calculate fair value. The discount rate used is the value-weighted average of the Company estimated cost of capital derived using both known and estimated customary market metrics. In determining the fair value of the Company’s reporting units, the Company is required to estimate a number of factors, including projected future operating results, terminal growth rates, economic conditions, anticipated future cash flows, the discount rate and the allocation of shared or corporate items. For reasonableness, the summation of the Company’s reporting units’ fair values is compared to the Company consolidated fair value as indicated by our market capitalization plus an appropriate control premium. If the carrying amount of a reporting unit’s net assets exceeds its estimated fair value, the second step of the goodwill impairment analysis requires the Company to measure the amount of the impairment loss. An impairment loss is calculated by comparing the implied fair value of the goodwill to its carrying amount. In calculating the implied fair value of the goodwill, the Company measures the fair value of the reporting unit’s assets and liabilities, excluding goodwill. The excess of the fair value of the reporting unit over the amount assigned to its assets and liabilities, excluding goodwill, are the implied fair value of the reporting unit’s goodwill.

The changes in the carrying amount of goodwill for the years presented are as follows:

Carrying amount at December 31, 2007	$7,553
Revision to prior year purchase price allocation	28
Carrying amount at December 31, 2008	7,581
Goodwill acquired during the year (Note 3)	2,136
Carrying amount at December 31, 2009	9,717
Revision to prior year purchase price allocation	(8)
Carrying amount at December 31, 2010	$9,709

6. INVENTORIES

Inventories consisted of the following:

December 31,	Raw materials	Work-in process	Finished products and components	Total

2010
Domestic	$3,614	$1,258	$1,129	$6,001
Foreign	1,667	476	187	2,330
Total	$5,281	$1,734	$1,316	$8,331

2009
Domestic	$3,651	$1,680	$934	$6,265
Foreign	1,515	217	224	1,956
Total	$5,166	$1,897	$1,158	$8,221

7. SHORT AND LONG-TERM DEBT

Short and long-term debt at December 31were as follows:

	2010	2009
Domestic Asset-Based Revolving Credit Facility	$3,920	$4,450
Foreign Overdraft and Letter of Credit Facility	1,377	678
Domestic Term Loan	2,563	3,250
Domestic Capital Equipment Leases	—	11
Note Payable Datrix Purchase (See Note 3)	700	1,050
Total Debt	8,560	9,439
Less: Current maturities	(2,095)	(1,709)
Total Long Term Debt	$6,465	$7,730

Payments Due by Period
	2011	2012	2013	2014	2015	Thereafter	Total
Domestic credit facility	$—	$3,920	$—	$—	$—	$—	$3,920
Domestic term loan	712	1,851	—	—	—	—	2,563
Domestic note payable	350	350	—	—	—	—	700
Foreign overdraft and letter of credit facility	1,033	192	143	9	—	—	1,377
Total debt	$2,095	$6,313	$143	$9	$—	$—	$8,560

Domestic Credit Facilities

To finance a portion of the Datrix acquisition and replace the Company’s existing credit facilities with Bank of America, including capital leases, the Company and its domestic subsidiaries entered into a three year credit facility with The PrivateBank and Trust Company on August 13, 2009. The credit facility provides for:

•

an $8,000 revolving credit facility, with a $200 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

•	a $3,500 term loan.

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on the Company’s leverage ratio of funded debt / EBITDA, at the option of the Company, at:

•	the London InterBank Offered Rate (“LIBOR”) plus 3.00% - 4.00%, or

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

Weighted average interest on our domestic credit facilities (including prior facilities) was 5.06%, 4.07%, and 5.51% for 2010, 2009, and 2008, respectively.

The outstanding balance of the revolving credit facility was $3,920 and $4,450 at December 31, 2010 and 2009, respectively. The total remaining availability on the revolving credit facility was approximately $2,072 and $2,821 at December 31, 2010 and 2009, respectively. The credit facility expires on August 13, 2012 and all outstanding borrowings will become due and payable.

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

The borrowers are subject to various covenants under the credit facility, including financial covenants relating to minimum EBITDA, funded debt to EBITDA, fixed charge coverage ratio and capital expenditure financial covenants. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things: incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equityholders; purchase or redeem any of its equity interests or any warrants, options or other rights to equity; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; make payment on or changes to any subordinated debt; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. In March 2010, the Company entered into an amendment with The PrivateBank to waive certain covenant violations at December 31, 2009 and January 31, 2010 and reset certain covenant thresholds defined in the original agreement. The Company was in compliance with all applicable covenants under the credit facility, as amended, as of December 31, 2010.

Upon the occurrence and during the continuance of an event of default (as defined in the credit facility), the lender may, among other things: terminate its commitments to the borrowers (including terminating or suspending its obligation to make loans and advances); declare all outstanding loans, interest and fees to be immediately due and payable; take possession of and sell any pledged assets and other collateral; and exercise any and all rights and remedies available to it under the Uniform Commercial Code or other applicable law. In the event of the insolvency or bankruptcy of any borrower, all commitments of the lender will automatically terminate and all outstanding loans, interest and fees will be immediately due and payable. Events of default include, among other things, failure to pay any amounts when due; material misrepresentation; default in the performance of any covenant, condition or agreement to be performed that is not cured within 20 days after notice from the lender; default in the performance of obligations under certain subordinated debt, which includes the Company’s note payable to the former shareholder of Datrix (including actual or attempted termination of a subordination agreement with the former shareholder of Datrix); default in the payment of other indebtedness or other obligation with an outstanding principal balance of more than $50, or of any other term, condition or covenant contained in the agreement under which such obligation is created, the effect of which is to allow the other party to accelerate such payment or to terminate the agreements; a breach by a borrower under certain material agreements, the result of which breach is the suspension of the counterparty’s performance thereunder, delivery of a notice of acceleration or termination of such agreement; the insolvency or bankruptcy of any borrower; the entrance of any judgment against any borrower in excess of $50, which is not fully covered by insurance; any divestiture of assets or stock of a subsidiary constituting a substantial portion of borrowers’ assets; the occurrence of a change in control (as defined in the credit facility); certain collateral impairments; a contribution failure with respect to any employee benefit plan that gives rise to a lien under ERISA; and the occurrence of any event which lender determines could be reasonably expected to have a material adverse effect (as defined in the credit facility).

Upon termination of the Bank of America credit facility, the Company was required to settle the outstanding obligations of $121 for the liability related to its interest rate swap agreement with Bank of America and recognize the corresponding charge of $121 in interest expense in the three month period ended September 30, 2009, which was previously included in accumulated other comprehensive loss. In addition, the Company expensed the remaining deferred financing costs of $86 related to the Bank of America facility, which was also included in interest expense in period ended December 31, 2009.

The prior credit facility with Bank of America provided for:

•

a $10,000 revolving credit facility, with a $200 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of our eligible trade receivables and eligible inventory, less a reserve.

•	a $4,500 term loan, which was used to fund the Company’s May, 2007 acquisition of Tibbetts Industries, Inc.

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

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1,977 line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.14%, 5.31% and 5.84% for the years ended December 31, 2010, 2009 and 2008. The outstanding balance was $1,377 and $678 at December 31, 2010 and 2009, respectively. The total remaining availability on the international senior secured credit agreement was approximately $600 and $1,177 at December 31, 2010 and 2009, respectively.

The Company relocated its Singapore facility during the 2010 fiscal year, as required by the Singapore government, which is redeveloping the land where the former Singapore facility was located. In connection with the relocation, the Company entered into a lease agreement for a new facility in Singapore. The new lease agreement includes a five year term which commenced October 2010 with monthly rental payments ranging from approximately $25 to $35 over the term of the lease. Further, the international credit agreement was modified in August 2010 to allow an additional $370 in borrowing under the existing borrowing base to fund the Singapore facility relocation. The borrowings are required to be repaid over a three year period.

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31, 2010, and 2009 were as follows:

	2010	2009

Taxes, including payroll withholdings and excluding income taxes	$4	$41
Accrued professional fees	294	314
Accrued Dynamic Hearing strategic alliance payments	—	525
Pension	90	91
Postretirement benefit obligations	165	133
Other	944	532
	$1,497	$1,636

9. DOMESTIC AND FOREIGN INCOME TAXES

Domestic and foreign income taxes (benefits) were comprised as follows:

	Years ended December 31,
	2010	2009	2008
Current
Federal	$—	$—	$—
State	6	—	94
Foreign	99	(7)	105
	105	(7)	199
Deferred
Federal	—	—	—
State	—	—	—
Foreign	40	(27)	66
	40	(27)	66

Income taxes (benefit)	$145	$(34)	$265

Income (loss) from continuing operations before income taxes is as follows:
Foreign	$634	$12	$597
Domestic	166	(1,848)	982
	$800	$(1,836)	$1,579

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate based on income (loss) from continuing operations:

	Years ended December 31,
	2010	2009	2008

Tax provision at statutory rate	34.0%	(34.0)%	34.0%
Change in valuation allowance	(53.03)	31.2	(29.1)
Impact of permanent items, including stock based compensation expense	22.73	3.0	14.6
Effect of foreign tax rates	(2.97)	(0.0)	(2.4)
State taxes net of federal benefit	1.21	(0.4)	3.2
Effect of dividend of foreign subsidiary in prior year	30.61	0.0	0.0
Other	(10.12)	(1.6)	(3.5)

Domestic and foreign income tax rate	22.43%	(1.8)%	16.8%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2010, and 2009 are presented below:

	2010	2009
Deferred tax assets:
Net operating loss carry forwards and credits – United States	$6,353	$5,405
Depreciation and amortization	197	578
Inventory related timing differences	478	1,058
Compensation accruals	702	675
Accruals and reserves	430	588
Other	201	456
Total deferred tax assets	8,361	8,760
Less: valuation allowance	8,361	8,760
Deferred tax assets net of valuation allowance	$—	$—

Deferred tax liabilities:
Plant and equipment, due to differences in depreciation and capitalized interest- Foreign	$(169)	$(129)
Total deferred tax liabilities	(169)	(129)
Net deferred tax	$(169)	$(129)

Domestic and foreign deferred taxes were comprised as follows:

December 31, 2010	Federal	State	Foreign	Total

Current deferred asset	$—	$—	$—	$—
Non-current deferred liability	—	—	(169)	(169)

Net deferred tax liability	$—	$—	$(169)	$(169)

December 31, 2009	Federal	State	Foreign	Total

Current deferred asset	$—	$—	$—	$—
Non-current deferred liability	—	—	(129)	(129)

Net deferred tax liability	$—	$—	$(129)	$(129)

The valuation allowance is maintained against deferred tax assets which the Company has determined are not likely to be realized. The change in valuation allowance was $(399), $1,493 and $(867) for the years ended December 31, 2010, 2009 and 2008, respectively. In addition as of December 31, 2010, the Company has net operating loss carryforwards for Federal tax purposes of approximately $17,900 that begin to expire in 2022. Subsequently recognized tax benefits, if any, relating to the valuation allowance for deferred tax assets or realization of net operating loss carryforwards will be reported in the consolidated statements of operations. If substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that are available to be utilized. The Company analyzes ownership changes on a consistent basis.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company determined all tax positions for which the statute of limitations remained open. As a result of the implementation, the Company did not record any adjustment to the liability for unrecognized income tax benefits or retained earnings. The Company does not have any unrecognized tax benefits as of December 31, 2010 and 2009.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal and local, or non-U.S. income tax examinations by tax authorities for the years starting before 2007 and for state tax authorities for the years starting before 2006. There are no other on-going or pending IRS, state, or foreign examinations.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense for all periods presented. During the tax years ended December 31, 2010, 2009, and 2008 the Company has no amounts accrued for the payment of interest and penalties.

10. EMPLOYEE BENEFIT PLANS

The Company has defined contribution plans for most of its domestic employees. Under these plans, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plans. In the second quarter of 2009, the Company elected to suspend employer contributions into the defined contribution plans. The Company contribution to these plans for 2010, 2009, and 2008 was $0, $74, and $301, respectively.

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

The Company measures the fair value of its post-retirement benefit based on level 3 inputs which are considered unobservable inputs that are not corroborated by market data. Several assumptions and statistical variables are used in the models to calculate the expense and liability related to the plan. We determine assumptions about the discount rate, the expected rate of return on plan assets and the future rate of compensation increases which are disclosed below. The actuarial models also use assumptions on demographic factors such as retirement, mortality and turnover. Changes in actuarial assumptions could vary materially from actual results due to economic events and different rates of retirement, mortality and withdrawal. The following table is a roll forward of the level 3 fair value measurement from December 31, 2009 to December 31, 2010:

Level 3 - Roll
December 31, 2009 Fair value	$889
Benefits paid to participants	(249)
Participant contributions	77
Changed in actuarial assumptions and interest	158
December 31, 2010 Fair value	$875

The following table presents the amounts recognized in the Company’s consolidated balance sheets at December 31, 2010 and 2009 for post-retirement medical benefits:

	2010	2009
Change in Projected Benefit Obligation
Projected benefit obligation at January 1	$889	$906
Interest cost	49	58
Actuarial loss/(gain)	109	90
Participant contributions	77	88
Benefits paid	(249)	(253)

Projected benefit obligation at December 31	875	889

Change in fair value of plan assets
Employer contributions	172	165
Participant contributions	77	88
Benefits paid	(249)	(253)

Funded status	(875)	(889)

Amount recognized in balance sheet
Current liabilities	165	133
Noncurrent liabilities	710	756
Net amount	$875	$889

Amount recognized in other comprehensive income
Unrecognized net actuarial gain	—	—
Total	$—	$—

Accrued post-retirement medical benefit costs are classified as other post-retirement benefit obligations as of December 31, 2010 and 2009.

Net periodic post-retirement medical benefit costs for 2010, 2009 and 2008 included the following components:

	2010	2009	2008
Service cost	$—	$—	$—
Interest cost	49	58	55

Net periodic post-retirement medical benefit cost	$49	$58	$55

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2010; the rate was assumed to decrease gradually to 5% by the year 2013 and remain at that level thereafter. The health care cost trend rate assumption may have a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement medical benefit obligation as of December 31, 2010 by $14 and the aggregate of the service and interest cost components of net periodic post-retirement medical benefit cost for the year ended December 31, 2010 by $1. Employer contributions for 2011 are expected to be approximately $162.

The assumptions used for the years ended December 31 were as follows:

	2010	2009	2008

Annual increase in cost of benefits	8.0%	9.0%	9.0%

Discount rate used to determine year-end obligations	6.0%	6.0%	7.0%

Discount rate used to determine year-end expense	6.0%	7.0%	6.0%

The following employer benefit payments, which reflect expected future service, are expected to be paid:

2011	$162
2012	$120
2013	$110
2014	$101
2015	$92
Years 2016 – 2020	$337

The Company provides retirement related benefits to former executive employees and to certain employees of foreign subsidiaries. The Company has consistently applied various assumptions in determining the fair market value of these liabilities including discount rates, and mortality tables. The liabilities established for these benefits at December 31, 2010 and 2009 are illustrated below.

	2010	2009

Current portion	$90	$91
Long-term portion	464	543

Total liability at December 31	$554	$634

11. CURRENCY TRANSLATION AND TRANSACTION ADJUSTMENTS

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

Foreign currency transaction amounts included in the consolidated statements of operations include a loss of $134 in 2010, a loss of $13 in 2009, and a loss of $77 in 2008.

12. COMMON STOCK AND STOCK OPTIONS

The Company has a 1994 stock option plan, a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. New grants may not be made under the 1994, the 2001 or the non-employee directors’ stock option plans; however, certain option grants under these plans remain exercisable as of December 31, 2010. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 699 shares. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan. On April 21, 2010, the Company’s shareholders approved an amendment to the 2006 Equity Incentive Plan to increase (i) the authorized number of shares of the Company’s common stock reserved and issuable under the plan by an additional 250 shares and (ii) the maximum number of incentive stock options that may be granted under the plan to be the same as the maximum number of shares that may be granted under the plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 equity incentive plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of December 31, 2010. Under all awards, the terms are fixed on the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 equity incentive plan. The director program gives each non-employee director the right under the 2006 Equity Incentive Plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There were 3, 3 and 2 shares issued in lieu of cash for director fees under the director program for the years ended December 31, 2010, 2009 and 2008, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There were 0, 20 and 5 shares purchased under the management purchase program during the years ended December 31, 2010, 2009 and 2008, respectively.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2007	854	$5.83
Options forfeited	(45)	9.82
Options granted	176	7.35
Options exercised	(3)	2.44
Outstanding at December 31, 2008	982	5.93

Options forfeited	(11)	10.69
Options granted	83	3.29
Options exercised	—	—
Outstanding at December 31, 2009	1,054	5.67

Options forfeited	(40)	4.97
Options granted	127	3.44
Options exercised	(69)	3.11

Outstanding at December 31, 2010	1,072	$5.60	$548

Exercisable at December 31, 2009	808	$5.16

Exercisable at December 31, 2010	829	$5.93	$501

Available for future grant at January 1, 2010	161

Available for future grant at December 31, 2010	323

The number of shares available for future grant at December 31, 2010, does not include a total of up to 384 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of said options.

The weighted-average remaining contractual term of options exercisable at December 31, 2010, was 5.5 years. The total intrinsic value of options exercised during fiscal 2010, 2009, and 2008, was $55, $0, and $19, respectively.

The weighted-average per share fair value of options granted was $1.86, $1.71, and $2.85, in 2010, 2009, and 2008, respectively, using the Black-Scholes option-pricing model.

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2010	2009	2008
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	62.03 – 62.16%	58.8 – 62.4%	42.3 - 53.5%
Risk-free interest rate	2.35 - 2.52%	1.27 - 2.58%	1.4 - 2.8%
Expected life (years)	5.0	5.0	4.0

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

The Company calculates expected volatility for stock options and awards using both historical volatility as well as the average volatility of competitors. The Company’s historical volatility is not the sole input due to the material changes in the Company’s consolidated operations as a result of the sales of business segments that occurred in 2005 and 2010. The expected term for stock options and awards is calculated based on the Company’s estimate of future exercise at the time of grant.

The Company currently estimates a nine percent forfeiture rate for stock options and continually reviews this estimate.

The risk-free rates for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recorded $474, $561 and $526 of non-cash stock option expense for the years ended December 31, 2010, 2009 and 2008, respectively. As of December 31, 2010, there was $283 of total unrecognized compensation costs related to non-vested awards that is expected to be recognized over a weighted-average period of 1.4 years.

At the 2007 annual meeting of shareholders, the shareholders approved the IntriCon Corporation 2007 Employee Stock Purchase Plan (the “Purchase Plan”). A maximum of 100 shares may be sold under the Purchase Plan. There were 15, 30 and 30 shares purchased under the plan for the years ended December 31, 2010, 2009 and 2008, respectively.

13. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Twelve months ended December 31,
	2010	2009	2008

Numerators:
Income (loss) before discontinued operations	$655	$(1,802)	$1,314
Loss from discontinued operations, net of taxes and gain on sale	(294)	(2,119)	(276)
Net income (loss)	$361	$(3.921)	$1,038

Denominator:
Basic – weighted shares outstanding	5,484	5,394	5,314
Weighted shares assumed upon exercise of stock options	51	—	225
Diluted – weighted shares outstanding	5,535	5,394	5,539

Basic earnings (loss) per share:
Continuing operations	$0.12	$(0.34)	$0.25
Discontinued operations	(0.05)	(0.39)	(0.05)
Basic earnings (loss) per share:	$0.07	$(0.73)	$0.20

Diluted earnings (loss) per share:
Continuing operations	$0.12	$(0.34)	$0.24
Discontinued operations	(0.05)	(0.39)	(0.05)
Diluted earnings (loss) per share:	$0.07	$(0.73)	$0.19

The Company excluded stock options of 575, 1,247, and 232, in 2010, 2009, and 2008, respectively, from the computation of the diluted income per share as their effect would be anti-dilutive. For additional disclosures regarding the stock options, see Note 12.

14. CONTINGENCIES AND COMMITMENTS

The Company is a defendant along with a number of other parties in lawsuits alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company do not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. We have requested that the carriers substantiate this situation. The Company believes it has additional policies available for other years which have been ignored by the carriers. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, the Company believes when settlement payments are applied to these additional policies, it will have availability under the years deemed exhausted. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits, to which these insurance carriers are insuring us, make the ultimate disposition of these lawsuits not material to our consolidated financial position or results of operations.

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

Total rent expense for 2010, 2009, and 2008 under leases pertaining primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more, aggregated $1,365, $1,211, and $1,179, respectively. Remaining rentals payable under such leases, including equipment leases are as follows: 2011 - $1,318; 2012 - $877; 2013- $785; 2014 - $745; 2015 - $653 and thereafter - $270, which includes two leased facilities in Minnesota that expire in 2011 and 2016, respectively, two leased facilities in Maine that expire in 2012 and 2017 respectively, one leased facility in California that expires in 2012, one leased facility in Singapore that expires in 2015 and one leased facility in Germany that expires in 2012. Certain leases contain renewal options as defined in the lease agreements.

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

On July 20, 2008, the Company entered into a strategic alliance agreement with Dynamic Hearing Pty Ltd (“Dynamic Hearing”). Effective October 1, 2008, Dynamic Hearing granted a license to the Company to use certain of Dynamic Hearing’s technology. The initial term of the agreement was five years from the date of execution with an extension available upon agreement of the parties within two months of the expiration of the initial term; however, either party had ability to terminate the agreement after the second year of the term upon three months notice. The Company agreed to pay Dynamic Hearing: (i) an annual fee for access to the technology licensed pursuant to the agreement and (ii) an additional “second component” fee to maintain exclusive rights granted to the Company with respect to hearing health products. Additionally, IntriCon agreed to make royalty payments on products that incorporate Dynamic Hearing’s technology, and Dynamic Hearing has also agreed to provide the Company with engineering and other services in connection with the licensed technology. Minimal royalty payments were made for the years ended December 31, 2010 and 2009. The Company has recorded $1,000 payable to Dynamic Hearing for the first two years of exclusive license fees described above which was paid during 2010. In January of 2011, the strategic alliance agreement was amended to, among other things, remove the “second component” fee for the remainder of the term and extend the date after which either party can terminate the agreement through December 2012. The Company had $539 of short-term and $99 of long-term assets, at December 31, 2009. Exclusive rights and engineering and other services were amortized through September 2010. The technology access fee will be amortized through September 2013, the life of the agreement and is included in other assets, net on the balance sheet.

15. RELATED-PARTY TRANSACTIONS

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $477 for each of the years ended 2010, 2009 and 2008. Annual lease commitments, which include base rent expense, real estate taxes and other charges approximate $475 through October 2011.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of our Board of Directors. The Company paid approximately $205, $345, and $235 to Blank Rome LLP for legal services and costs in 2010, 2009, and 2008, respectively. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and SEC rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

16. STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:

	Years ended December 31,
	2010	2009	2008
Interest received	$2	$3	$31
Interest paid	666	628	574
Income taxes paid	7	35	222
Equipment purchased through capital lease obligation	—	—	1,278
Shares issued for services	10	10	12
License agreement financed through licensor	—	—	1,000
Fair value of assets acquired in the acquisition of Datrix	—	2,788	—
Issuance of stock considerationfor acquisition of Datrix	—	(270)	—
Note payable issued for acquisition of Datrix	—	(1,050)	—
Liabilities assumed in the acquisition of Datrix	—	(113)	—

17. DERIVATIVE FINANCIAL INSTRUMENTS

Derivative financial instruments in the form of interest rate swaps are used by the Company from time to time in managing its interest rate exposure. The Company does not hold or issue derivative financial instruments for trading purposes. When entered into, the Company formally designates the derivative financial instrument as a hedge of a specific underlying exposure if such criteria are met, and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivative financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the derivative financial instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a derivative financial instrument’s change in fair value would be immediately recognized in earnings.

The interest rate swaps are designated as cash flow hedges with the changes in fair value recorded in accumulated other comprehensive loss and as a derivative hedge asset or liability, as applicable. The interest rate swaps settle periodically in arrears with the related amounts for the current settlement period payable to, or receivable from, the counter-parties included in accrued liabilities or accounts receivable and recognized in earnings as an adjustment to interest expense from the underlying debt to which the interest rate swap is designated.

Upon termination of the Bank of America credit facility, the Company was required to settle the outstanding obligations of $121 for the liability related to its interest rate swap agreement with Bank of America and recognize the corresponding charge of $121 in interest expense in the three month period ended September 30, 2009, which was previously included in other comprehensive income.

Interest rate swaps, which are considered derivative instruments, of $0 and $35 are reported on the balance sheet at fair value in other current liabilities at December 31, 2010 and December 31, 2009, respectively.

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

18. INVESTMENT IN PARTNERSHIPS

In December 2006, the Company joined the Hearing Instrument Manufacturers Patent Partnership (K/S HIMPP). Members of the partnership include the largest six hearing aid manufacturers as well as several other smaller manufacturers. The purchase price of $1,800 included a 9% equity interest in K/S HIMPP as well as a license agreement that grants the Company access to over 45 US registered patents. The Company accounted for the K/S HIMPP investment using the equity method of accounting for common stock, as the equity interest is deemed to be “more than minor”. The unpaid balance of $500 at December 31, 2010 will be paid in two annual principal installments of $260 and $240 in 2011 and 2012, respectively. The unpaid balance is unsecured and bears interest at an annual rate of 4%, which is payable annually with each installment. The investment in the partnership exceeded underlying net assets by approximately $1,475. Based on the final assessment of the partnership, the Company has determined that approximately $345 of the excess of the investment over the underlying partnership net assets relates to underlying patents (amortized on a straight-line basis over ten years). The remaining $1,130 of the excess of the investment over the underlying partnership net assets was assigned to the non-exclusive patent license agreement (amortized on a straight-line basis over ten years). The Company recorded a $191, $202 and $145 decrease in the carrying amount of the investment, reflecting amortization of the patents, patent license agreement and the Company’s portion of the partnership’s operating results for the years ended December 31, 2010, 2009 and 2008, respectively. The carrying amount of the K/S HIMPP partnership is $937 and $1,121 at December 31, 2010 and 2009, respectively. The remaining amount to amortize at December 31, 2010 is $148, for each of the years ending December 31, 2011 through 2015, respectively. The difference of $52 in the carrying value of the investment at December 31, 2010 is the Company’s remaining investment in partnership underlying net assets.

The Company owns a 50% interest in a joint venture with a Swiss company to market, design, manufacture, and sell audio coils to the hearing health industry. The Company recorded a $56 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the year ended December 31, 2010. The Company has recorded an increase of approximately $53 and a decrease of $59 in the carrying amount of the investment for the years ended December 31, 2009 and 2008. The carrying amount of the investment was $172 and $117 at December 31, 2010 and 2009, respectively. The Company had a receivable of approximately $285 and $116 related to management fees as of December 31, 2010 and 2009, respectively.

Condensed financial information of the joint venture at and for the years ended December 31, 2010 and 2009 are as follows:

	2010	2009
Balance Sheet:
Current assets	$1,424	$833
Non-current assets	202	224
Total assets	$1,626	$1,057

Current liabilities	1,061	604
Stockholders’ equity	565	453
Total liabilities and stockholders’ equity	$1,626	$838

Income Statement:
Net revenues	$3,953	$2,192

Net income	$112	$105

19. REVENUE BY MARKET

The following table set forth, for the periods indicated, net revenue by market:

	Years Ended December 31,
	2010	2009	2008
Body-Worn Device Segment
Medical	$24,594	$23,005	$20,133
Hearing Health	21,007	18,432	23,768
Professional Audio Communications	13,096	10,239	14,007

Total Net Sales	$58,697	$51,676	$57,908

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures

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

In November, 2010, the Board amended the 1994 Stock Option Plan to permit the cashless exercise of options. For further information, see Exhibit 10.1.3, which is incorporated by reference herein.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement relating to its 2011 annual meeting of shareholders, including but not necessarily limited to the sections of the 2011 proxy statement entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement relating to its 2011 annual meeting of shareholders, including but not necessarily limited to the sections of the 2011 proxy statement entitled “Director Compensation for 2010,” and “Executive Compensation”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement relating to its 2011 annual meeting of shareholders, including but not necessarily limited to the section of the 2011 proxy statement entitled “Share Ownership of Certain Beneficial Owners, Directors and Certain Officers.”

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2010:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	895	$6.11	344
Equity compensation plans not approved by security holders(2)	177	$3.02	—

Total	1,072	$5.60	344

(1) The amount shown in column (c) includes 323 Common Shares issuable under the Corporation’s 2006 Equity Incentive Plan and 21 Common Shares available for purchase under the Corporation’s Employee Stock Purchase Plan. Under the terms of the 2006 Equity Incentive Plan, as outstanding options under the Corporation’s Old Plans expire, the shares of common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan. As of December 31, 2010, 384 Common Shares were subject to outstanding options under the Old Plans. Accordingly, if any of these options expire, the Common Shares subject to expired options also will be available for issuance under the 2006 Equity Incentive Plan.

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

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement relating to its 2011 annual meeting of shareholders, including but not necessarily limited to the sections of the 2011 proxy statement entitled “Certain Relationships and Related Party Transactions” and “Independence of the Board of Directors.”

ITEM 14.	Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement relating to its 2011 annual meeting of shareholders, including but not necessarily limited to the sections of the 2011 proxy statement entitled “Independent Registered Public Accounting Fee Information.”

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1)	Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.

Consolidated Statements of Operations for the years ended December 31, 2010, 2009 and 2008.

Consolidated Balance Sheets at December 31, 2010 and 2009.

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income for the years ended December 31, 2010, 2009 and 2008.

Notes to Consolidated Financial Statements

2)	Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
SUPPLEMENTARY INFORMATION

To the Shareholders, Audit Committee and Board of Directors
IntriCon Corporation and Subsidiaries
Arden Hills, Minnesota

Our audits were made for the purpose of forming an opinion on the basic 2010, 2009, and 2008 consolidated financial statements of IntriCon Corporation and Subsidiaries taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the 2010, 2009 and 2008 basic consolidated financial statements and, in our opinion, is fairly stated in all materials respects in relation to the basic consolidated financial statements taken as a whole.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

Minneapolis, Minnesota
March 8, 2011

Schedule II - Valuation and Qualifying Accounts

INTRICON CORPORATION AND SUBSIDIARY COMPANIES

Valuation and Qualifying Accounts
December 31, 2010, 2009 and 2008

Description	Balance at beginning of Year	“Addition” charged to costs and expense	“Less” deductions		Balance at end of year

Year ended December 31, 2010
Allowance for doubtful accounts	$226	$50	$57	(a)	$219
Deferred tax asset valuation allowance	$8,760	$1,069	$1,468		$8,361

Year ended December 31, 2009
Allowance for doubtful accounts	$332	$67	$173	(a)	$226
Deferred tax asset valuation allowance	$7,267	$1,493	$—		$8,760

Year ended December 31, 2008
Allowance for doubtful accounts	$229	$104	$1	(a)	$332
Allowance for note receivable	$225	$—	$225		$—
Deferred tax asset valuation allowance	$8,134	$—	$867		$7,267

a)	Uncollectible accounts written off.

All other schedules are omitted because they are not applicable, or because the required information is included in the consolidated financial statements or notes thereto.

3)	Exhibits –

2.1

Asset purchase agreement dated March 31, 2005 among the Company and Selas Heat Technology, LLP (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2);IntriCon Corporation agrees to furnish a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request) (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2005.)

2.2

Asset Purchase Agreement by and among IntriCon Corporation, TI Acquisition Corporation, Tibbetts Industries, Inc. and certain shareholders of Tibbetts Industries, Inc. dated April 19, 2007. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on April 23, 2007.)

2.3

Asset Purchase Agreement dated as of May 28, 2010 among RTIE Holdings LLC, RTI Electronics, Inc., and IntriCon Corporation. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); IntriCon Corporation agrees to furnish a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.) (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2010).

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

+ 10.1.3*	Amendment No. 1 to Amended and Restated 1994 Stock Option Plan.

+ 10.1.4*	Amendment No. 1 to Form of Stock Option Agreements granted under the Amended and Restated 1994 Stock Option Plan, as amended. (Included in Exhibit 10.1.3.)

+ 10.2.1	2001 Stock Option Plan. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2000.)

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

+ 10.6	2006 Equity Incentive Plan. (Incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 15, 2010.)

+ 10.7

Form of Stock Option Agreement issued to executive officers pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006.)

+ 10.8

Form of Stock Option Agreement issued to directors pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s quarterly report on Form 10-Q for the quarter ended March 31, 2006.)

+ 10.9	Non-Employee Directors Stock Fee Election Program. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2006.)

+10.10

Non-Employee Director and Executive Officer Stock Purchase Program, as amended. (Incorporated by reference from the Company’s quarterly report on Form 10-Q filed with the Commission on November 14, 2008.)

+ 10.11	Deferred Compensation Plan. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on May 17, 2006.)

10.12

Purchase Agreement between Resistance Technology, Inc. and MDSC Partners, LLP dated May 5, 2006. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on June 21, 2006.)

10.13

Land and Building Lease Agreement between Resistance Technology, Inc. and MDSC Partners, LLP dated June 15, 2006. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on June 21, 2006.)

10.14

Agreement by and between K/S HIMPP and IntriCon Corporation dated December 1, 2006 and the schedules thereto. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2006.)

+ 10.15	Employment Agreement with Mark S. Gorder. (Incorporated by reference from the Company’s annual report on Form 8-K filed with the Commission October 12, 2007.)

+ 10.16	Form of Employment Agreement with executive officers. (Incorporated by reference from the Company’s annual report on Form 8-K filed with the Commission October 12, 2007.)

10.18

Loan and Security Agreement dated as of May 22, 2007, by and among IntriCon, Resistance Technology, Inc., RTI Electronics, Inc. and IntriCon Tibbetts Corporation and LaSalle Bank National Association. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on May 25, 2007.)

10.19

First Amendment to Loan and Security Agreement dated as of September 30, 2007, by and among IntriCon, Resistance Technology, Inc., RTI Electronics, Inc. and IntriCon Tibbetts Corporation and LaSalle Bank National Association. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission October 12, 2007.)

10.20

Second Amendment to Loan and Security Agreement dated as of June 30, 2008, by and among IntriCon, Resistance Technology, Inc., RTI Electronics, Inc., IntriCon Tibbetts Corporation and LaSalle Bank National Association. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission July 7, 2008.)

10.21

Third Amendment to Loan and Security Agreement dated as of December 31, 2008, by and among IntriCon, IntriCon, Inc., RTI Electronics, Inc., IntriCon Tibbetts Corporation and LaSalle Bank National Association. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2008.)

10.22

Trademark Security Agreement dated as of May 22, 2007, by IntriCon in favor of LaSalle Bank National Association. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on May 25, 2007.)

10.23

Trademark Security Agreement dated as of May 22, 2007, by Resistance Technology, Inc. in favor of LaSalle Bank National Association. (Incorporated by reference from the Company’s current report on Form 8-K filed with the Commission on May 25, 2007.)

10.24

Strategic Alliance Agreement among IntriCon Corporation and Dynamic Hearing Pty Ltd effective as of October 1, 2008. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2008.)

10.25*	First Amendment to Strategic Alliance Agreement among IntriCon Corporation and Dynamic Hearing Pty Ltd effective as of January 1, 2011.

10.26.1

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

10.26.2

First Amendment and Waiver dated March 12, 2010 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, RTI Electronics, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010 filed with the Commission on May 17, 2010.)

10.27

Revolving Credit Note issued to The PrivateBank and Trust Company dated August 13, 2009 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Commission on November 16, 2009.)

10.28

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

Dated: March 8, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark S. Gorder

Mark S. Gorder
President and Chief Executive
Officer and Director (principal executive officer)
March 8, 2011

/s/ Scott Longval

Scott Longval
Chief Financial Officer
Treasurer and Secretary
(principal accounting and financial officer)
March 8, 2011

/s/ Nicholas A. Giordano

Nicholas A. Giordano
Director
March 8, 2011

/s/ Robert N. Masucci

Robert N. Masucci
Director
March 8, 2011

/s/ Michael J. McKenna

Michael J. McKenna
Director
March 8, 2011

/s/ Philip N. Seamon

Philip N. Seamon
Director
March 8, 2011

EXHIBIT INDEX

EXHIBITS:

10.1.3	Amendment No. 1 to Amended and Restated 1994 Stock Option Plan.

10.1.4	Amendment No. 1 to Form of Stock Option Agreements granted under the Amended and Restated 1994 Stock Option Plan, as amended. (Included in Exhibit 10.1.3.)

10.25	First Amendment to Strategic Alliance Agreement among IntriCon Corporation and Dynamic Hearing Pty Ltd

21	List of significant subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.