Form 10-Q
period 2011-03-31
INTRICON CORP
filed 2011-05-06
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

☐ Yes  ☒ No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on April 29, 2011 was 5,563,942 (net of 515,754 treasury shares).

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

	March 31, 2011 (Unaudited)	December 31, 2010
Current assets:
Cash	$399	$281
Restricted cash	491	478
Accounts receivable, less allowance for doubtful accounts of $220 at March 31, 2011 and $219 at December 31, 2010	7,610	8,228
Inventories	8,553	8,331
Refundable income taxes	83	—
Other current assets	702	446
Total current assets	17,838	17,764

Machinery and equipment	36,789	36,610
Less: Accumulated depreciation	30,700	30,184
Net machinery and equipment	6,089	6,426

Goodwill	9,709	9,709
Investment in partnerships	1,318	1,109
Other assets, net	1,181	1,259
Total assets	$36,135	$36,267

Current liabilities:
Checks written in excess of cash	$73	$409
Current maturities of long-term debt	2,092	2,095
Accounts payable	4,259	3,161
Accrued salaries, wages and commissions	1,756	1,593
Deferred gain	110	110
Partnership payable	260	260
Income taxes payable	—	24
Other accrued liabilities	1,274	1,497
Total current liabilities	9,824	9,149

Long-term debt, less current maturities	5,934	6,465
Other postretirement benefit obligations	704	710
Long-term partnership payable	240	240
Deferred income taxes	190	169
Accrued pension liabilities	477	464
Deferred gain	468	495
Other long-term liabilities	9	4
Total liabilities	17,846	17,696

Commitments and contingencies (note 11)

Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 6,079 and 6,073 shares issued; 5,563 and 5,557 shares outstanding at March 31, 2011 and December 31, 2010, respectively	6,079	6,073
Additional paid-in capital	15,680	15,644
Accumulated deficit	(1,934)	(1,644)
Accumulated other comprehensive loss	(271)	(237)
Less: 516 common shares held in treasury, at cost	(1,265)	(1,265)
Total shareholders’ equity	18,289	18,571
Total liabilities and shareholders’ equity	$36,135	$36,267

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended

	March 31, 2011 (Unaudited)	March 31, 2010 (Unaudited)

Sales, net	$13,768	$14,553
Cost of sales	10,688	10,877
Gross profit	3,080	3,676

Operating expenses:
Sales and marketing	803	787
General and administrative	1,404	1,444
Research and development	1,249	1,119
Total operating expenses	3,456	3,350
Operating income (loss)	(376)	326

Interest expense	(142)	(169)
Equity in income (loss) of partnerships	209	(12)
Other (expense) income	(8)	44
Income (loss) from continuing operations before income taxes and discontinued operations	(317)	189

Income tax (benefit) expense	(27)	11
Income (loss) before discontinued operations	(290)	178

Loss from discontinued operations, net of income taxes	—	(160)
Net income (loss)	$(290)	$18

Basic income (loss) per share:

Continuing operations	$(0.05)	$0.03
Discontinued operations	0.00	(0.03)
Net income (loss)	$(0.05)	$0.00

Diluted income (loss) per share:

Continuing operations	$(0.05)	$0.03
Discontinued operations	0.00	(0.03)
Net income (loss)	$(0.05)	$0.00

Average shares outstanding:
Basic	5,559	5,471
Diluted	5,559	5,471

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)

	Three Months Ended

	March 31, 2011 (Unaudited)	March 31, 2010 (Unaudited)
Cash flows from operating activities:
Net income (loss)	$(290)	$18
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	582	649
Stock-based compensation	19	119
Loss on disposition of property	8	—
Change in deferred gain	(28)	(28)
Change in allowance for doubtful accounts	1	96
Equity in (income) loss of partnerships	(209)	12
Provision for deferred income taxes	20	(6)
Changes in operating assets and liabilities:
Accounts receivable	636	(663)
Inventories	(216)	(143)
Other assets	(264)	73
Accounts payable	1,094	242
Accrued expenses	(111)	554
Other liabilities	(81)	42
Net cash provided by operating activities	1,161	965

Cash flows from investing activities:
Purchases of property, plant and equipment	(188)	(462)
Net cash used in investing activities	(188)	(462)

Cash flows from financing activities:
Proceeds from long-term borrowings	2,418	2,095
Repayments of long-term borrowings	(2,951)	(2,710)
Proceeds from employee stock purchases and exercise of stock options	20	15
Change in restricted cash	1	62
Change in checks written in excess of cash	(335)	148
Net cash used in financing activities	(847)	(390)

Effect of exchange rate changes on cash	(8)	(7)

Net increase in cash	118	106
Cash, beginning of period	281	385

Cash, end of period	$399	$491

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of March 31, 2011 and December 31, 2010, and the consolidated results of its operations for the three months ended March 31, 2011 and 2010. Results of operations for the interim periods are not necessarily indicators of the results of the operations expected for the full year or any other interim period.

On January 1, 2010, the Company purchased the remaining 10 percent minority interest of its German subsidiary for approximately $18. The non-controlling interest was immaterial for all periods presented.

Segment Disclosures – A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. The Company’s segments have similar economic characteristics and are similar in the nature of the products sold, type of customers, methods used to distribute the Company’s products and regulatory environment. Management believes that the Company meets the criteria for aggregating the components of its only operating segment of continuing operations into a single reporting segment.

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

The Company recorded a gain on sale of $35. The net gain was computed as follows during the second quarter of the 2010 fiscal year:

Cash	$4
Accounts receivable, net	773
Inventory, net	383
Other current assets	16
Property and equipment, net	72
Other assets	26
Accounts payable	(356)
Accrued expenses	(130)
Long-term debt	(48)
Total	$740
Cash proceeds received from Shackleton	850
Net assets sold	(740)
Transaction costs	(75)
Gain on sale of discontinued operations	$35

The following table shows the results of operations of the Company’s electronic products for the three months ended March 31, 2010:

March 31, 2010

Sales, net	$1,362
Operating costs and expenses	(1,519)
Operating loss	(157)
Other expense, net	(3)
Loss from operations before income tax expense	(160)
Income tax expense	—
Net loss from discontinued operations	$(160)

3.	Product Warranty

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the three months ended March 31, 2011 and the twelve months ended December 31, 2010:

	March 31, 2011	December 31, 2010
Beginning balance	$105	$71

Warranty expense	—	116
Closed warranty claims	(1)	(82)

Ending balance	$104	$105

4.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	March 31, 2011	December 31, 2010

United States	$4,809	$5,027
Other – primarily Singapore	1,670	1,789

Consolidated	$6,479	$6,816

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

The geographical distribution of net sales to geographical areas for the three months ended March 31, 2011 and 2010 were as follows:

	Three months ended
Net Sales to Geographical Areas	March 31, 2011	March 31, 2010

United States	$9,950	$10,022
Germany	542	887
China	527	840
Switzerland	180	202
Japan	289	268
France	376	394
Singapore	117	460
United Kingdom	217	77
Vietnam	201	273
Hong Kong	178	175
All other countries	1,191	955
Consolidated	$13,768	$14,553

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

For the three months ended March 31, 2011, one customer accounted for 22 percent of the Company’s consolidated net sales. For the three months ended March 31, 2010, one customer accounted for 24 percent of the Company’s consolidated net sales.

At March 31, 2011, two customers accounted for 22 percent of the Company’s consolidated accounts receivable. At December 31, 2010, one customer accounted for 13 percent of the Company’s consolidated accounts receivable.

5.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total

March 31, 2011
Domestic	$3,819	$1,447	$1,219	$6,485
Foreign	1,554	323	191	2,068
Total	$5,373	$1,770	$1,410	$8,553

December 31, 2010
Domestic	$3,614	$1,258	$1,129	$6,001
Foreign	1,667	476	187	2,330
Total	$5,281	$1,734	$1,316	$8,331

6.	Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	March 31, 2011	December 31, 2010

Domestic Asset-Based Revolving Credit Facility	$3,555	$3,920
Foreign Overdraft and Letter of Credit Facility	1,377	1,377
Domestic Term-Loan	2,394	2,563
Note Payable Datrix Purchase	700	700
Total Debt	8,026	8,560
Less: Current maturities	(2,092)	(2,095)
Total Long-Term Debt	$5,934	$6,465

Domestic Credit Facilities

To finance a portion of the Company’s acquisition of Jon Barron, Inc. doing business as Datrix (“Datrix”) and replace the Company’s existing credit facilities with Bank of America, including capital leases, the Company and its domestic subsidiaries entered into a three year credit facility with The PrivateBank and Trust Company on August 13, 2009. The credit facility provides for:

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

Weighted average interest on the domestic asset-based revolving credit facility was 3.74% for the three months ended March 31, 2011 and 4.41% for the year ended December 31, 2010. The outstanding balance of the revolving credit facility was $3,555 and $3,920 at March 31, 2011 and December 31, 2010, respectively. The total remaining availability on the revolving credit facility was approximately $2,680 and $2,072 at March 31, 2011 and December 31, 2010, respectively. The credit facility expires on August 13, 2012 and all outstanding borrowings will become due and payable. The company anticipates amending the credit facility prior to August 2011 to, among other things, extend the expiration date.

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

In March 2010, the Company entered into an amendment with The PrivateBank to waive certain covenant violations at December 31, 2009 and January 31, 2010 and reset certain covenant thresholds defined in the original agreement. The Company was in compliance with all applicable covenants under the credit facility, as amended, as of March 31, 2011.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1,977 line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.28% for the three months ended March 31, 2011 and 4.14% for the year ended December 31, 2010. The outstanding balance was $1,377 at each of March 31, 2011 and December 31, 2010. The total remaining availability on the international senior secured credit agreement was approximately $600 at each of March 31, 2011 and December 31, 2010.

The Company relocated its Singapore facility during the 2010 fiscal year, as required by the Singapore government, which is redeveloping the land where the former Singapore facility was located. In connection with the relocation, the Company entered into a lease agreement for the new facility in Singapore. The new lease agreement includes a five year term which commenced October 2010 with monthly rental payments ranging from approximately $25 to $35 over the term of the lease. Further, the international credit agreement was modified in August 2010 to allow an additional $370 in borrowing under the existing borrowing base to fund the Singapore facility relocation. The borrowings are required to be repaid over a three year period.

Datrix Promissory Note

A portion of the purchase price of the Datrix acquisition was paid by the issuance of a promissory note to the seller in the amount of $1,050 bearing annual interest at 6%. The remaining principal amount of the promissory note is payable in two installments of $350 on August 13, 2011 and August 13, 2012. The note bears annual interest at 6% and accrued interest is payable with each installment of principal at the times set forth above. The Company made the first installment payment of $413 on August 13, 2010, which included principal of $350 and interest of $63.

7.	Income Taxes

Income tax benefit for the three months ended March 31, 2011 was $27 compared to expense of $11 for the same period in 2010. The benefit for the three months ended March 31, 2011 was primarily due to Federal Alternative Minimum Tax refunds, partially offset by foreign operating income (loss). The expense for the three months ended March 31, 2010 was primarily due to foreign operating income (loss) and state tax estimated payments. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction that the Company has operations for the three months ended March 31, 2011 and 2010:

	Three months ended
	March 31, 2011	March 31, 2010
United States	$(308)	$164

Singapore	(56)	(26)
Germany	47	51
Income (loss) before income taxes and discontinued operations	$(317)	$189

8.	Shareholders’ Equity and Stock-based Compensation

The Company has a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. New grants may not be made under the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of March 31, 2011. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 699 shares. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan. On April 21, 2010, the Company’s shareholders approved an amendment to the 2006 Equity Incentive Plan to increase (i) the authorized number of shares of the Company’s common stock reserved and issuable under the plan by an additional 250 shares and (ii) the maximum number of incentive stock options that may be granted under the plan to be the same as the maximum number of shares that may be granted under the plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 Equity Incentive Plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the programs discussed in the next two paragraphs, had been granted as of March 31, 2011. Under all awards, the terms are fixed on the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 equity incentive plan. The director program gives each non-employee director the right under the 2006 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There was 1 share issued in lieu of cash for director fees under the director program for each of the three months ended March 31, 2011 and 2010.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s common stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of common stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company, subject to the discretion of the Board to prohibit any transactions in common stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the three months ended March 31, 2011 or 2010.

Stock option activity as of and during the three months ended March 31, 2011 was as follows:

	Number of Shares	Weighted- average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2010	1,072	$5.60
Options forfeited or cancelled	(65)	3.16
Options granted	35	4.00
Options exercised	(2)	2.35

Outstanding at March 31, 2011	1,040	$5.90	$589

Exercisable at March 31, 2011	858	$6.02	$538

Available for future grant at December 31, 2010	323

Available for future grant at March 31, 2011	353

The number of shares available for future grant at March 31, 2011 does not include a total of up to 382 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan as of March 31, 2011, which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $2.34 and $1.71 for options granted during the three months ended March 31, 2011 and 2010, respectively.

The Company calculates expected volatility for stock options and awards using the Company’s historical volatility.

The Company currently estimates a nine percent forfeiture rate for stock options, but will continue to review this estimate in future periods.

The risk-free rates for the expected terms of the stock options and awards and the Purchase Plan is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average remaining contractual life of options exercisable at March 31, 2011 was 5.57 years.

The Company recorded $19 and $119 of non-cash stock option expense for the three months ended March 31, 2011 and 2010, respectively. As of March 31, 2011, there was $197 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 1.3 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan initially provided that a maximum of 100 shares may be sold under the Purchase Plan as of the date of adoption. On April 27, 2011, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares which may be purchased under the plan by an additional 100 shares. There were 4 shares purchased under the plan for each of the three months ended March 31, 2011 and 2010.

9.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three months ended

	March 31, 2011	March 31, 2010
Numerators:
Income (loss) before discontinued operations	$(290)	$178
Loss from discontinued operations, net of taxes and gain on sale	—	(160)
Net income (loss)	$(290)	$18

Denominator:
Basic – weighted shares outstanding	5,559	5,471
Weighted shares assumed upon exercise of stock options	—	—
Diluted – weighted shares outstanding	5,559	5,471

Basic earnings (loss) per share:
Continuing operations	$(0.05)	$0.03
Discontinued operations	0.00	(0.03)
Basic earnings (loss) per share:	$(0.05)	$0.00

Diluted earnings (loss) per share:
Continuing operations	$(0.05)	$0.03
Discontinued operations	0.00	(0.03)
Diluted earnings (loss) per share:	$(0.05)	$0.00

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

Excluded from the computation of diluted earnings per share for the three months ended March 31, 2011 were all outstanding options to purchase approximately 1,040 common shares, with an average exercise price of $5.90, because the effect would have been anti-dilutive due to the Company’s net loss in the period. Excluded from the computation of diluted earnings per share for the three months ended March 31, 2010 were options out of the money with rights to purchase approximately 651 common shares with an average exercise price of $7.61 because the effect would have been anti-dilutive.

10.	Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three months ended

	March 31, 2011	March 31, 2010
Net income (loss)	$(290)	$18
Change in fair value of interest rate swap	—	35
Loss on foreign currency translation adjustment	(34)	(42)
Comprehensive income (loss)	$(324)	$11

11.	Legal Proceedings

The Company is a defendant along with a number of other parties in lawsuits alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. Due to the noninformative nature of the complaints, the Company does not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1973, have been exhausted and that the carriers will no longer provide a defense under those policies. We have requested that the carriers substantiate this situation. The Company believes it has additional policies available for other years which have been ignored by the carriers. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, the Company believes when settlement payments are applied to these additional policies, it will have availability under the years deemed exhausted. The Company does not believe that the asserted exhaustion of the primary insurance coverage for this period will have a material adverse effect on the financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits and the significant number of policy years and policy limits, to which these insurance carriers are insuring us, make the ultimate disposition of these lawsuits not material to our consolidated financial position or results of operations.

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

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $122 and $121 for the three months ended March 31, 2011 and 2010, respectively. Annual lease commitments, which include base rent expense, real estate taxes and other charges, approximate $477 through October 2011.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three months ended March 31, 2011 and 2010, the Company paid that firm approximately $7 and $16, respectively, for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

13.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Three months ended

	March 31, 2011	March 31, 2010

Interest paid	$138	$114
Income taxes paid	—	7

14.	Investment in Partnerships

The Company owns a 9% partnership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP), and is a party to a license agreement that grants the Company access to over 45 US registered patents. The Company recorded an increase of $43 and a decrease of $37 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three months ended March 31, 2011 and 2010, respectively.

The Company owns a 50% interest in a joint venture with a Swiss company to market, design, manufacture, and sell audio coils to the hearing health industry. The Company has recorded a $166 and $25 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three months ended March 31, 2011 and 2010, respectively.

Condensed unaudited financial information of the joint venture was as follows:

	March 31, 2011	December 31, 2010
Balance Sheet:
Current assets	$1,279	$1,424
Non-current assets	184	202
Total assets	$1,463	$1,626

Current liabilities	566	1,061
Stockholders’ equity	897	565
Total liabilities and stockholders’ equity	$1,463	$1,626

	Three Months Ended
	March 31, 2011	March 31, 2010
Income Statement:
Net revenues	$1,481	$839

Net income	$332	$50

15.	Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended
	March 31, 2011	March 31, 2010

Medical	$5,413	$6,508
Hearing Health	5,428	5,370
Professional Audio Communications	2,927	2,675

Total Revenue	$13,768	$14,553

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (together with its subsidiaries referred to as the “Company”, “IntriCon,” “we”, “us” or “our”) is an international firm engaged in designing, developing, manufacturing and distributing miniature and micro-miniature body-worn devices.

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

Core Technologies Overview

IntriCon serves the body-worn device market by designing, developing, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, medical equipment, hearing instruments, professional audio and telecommunications devices. Over the past five years, the Company has increased investments in the continued development of four critical core technologies: Ultra-Low-Power Digital Signal Processing, Ultra-Low-Power Wireless, Microminiaturization, and Miniature Transducers. These four core technologies serve as the foundation of current and future product platform development, designed to meet the rising demand for smaller, portable more advanced devices. The continued advancements in this area have allowed the Company to further enhance the mobility and effectiveness of miniature body-worn devices.

Ultra-Low-Power Digital Signal Processing

Digital signal processing, or DSP, converts real-world analog signals into a digital format. Through its nanoDSP™ technology, IntriCon offers an extensive range of ultra-low-power (ULP) DSP amplifiers for hearing, medical and professional audio applications. Our proprietary nanoDSP incorporates advanced ultra-miniature hardware with sophisticated signal processing algorithms to produce devices that are smaller and more effective.

In 2010, the Company made improvements on its Reliant CLEAR™ feedback canceller, offering increased added stable gain and faster reaction time. The Company also introduced its patented pending AcousTAP™ Switch, allowing the user to change programs when the ear is patted, which eliminates the physical push button, saving size and cost.

Ultra-Low-Power Wireless

Wireless connectivity is fast becoming a required technology, and wireless capabilities are especially critical in new body-worn devices. IntriCon’s BodyNet™ ULP technology, including the nanoLink™ and PhysioLink™ wireless systems, offers solutions for measuring and transmitting the body’s activities to caregivers, and wireless audio links for professional communications and surveillance products. BodyNet applications include electrocardiogram (ECG) diagnostics and monitoring, diabetes monitoring, sleep apnea studies and audio streaming for hearing aids.

IntriCon is in the final stages of commercializing its PhysioLink wireless technology, which will be incorporated into product platforms serving the medical, hearing health and professional audio communication markets. This system is based on 2.4GHz proprietary digital radio protocol in the industrial-scientific-medical (ISM) frequency band and enables audio and data streaming to ear-worn and body-worn applications over distances of up to five meters.

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

Market Overview

Our core technologies expertise is focused on three main markets: medical, hearing health and professional audio communications.

Medical

In the medical market, the Company is focused on sales of multiple biotelemetry devices from life-critical diagnostic monitoring devices to drug-delivery systems. Using our nanoDSP and ULP nanoLink technology, the Company manufactures microelectronics, micro-mechanical assemblies, high-precision injection-molded plastic components and complete biotelemetry devices for emerging and leading medical device manufacturers. Targeted customers include medical product manufacturers of portable and lightweight battery powered devices.

The medical industry is faced with pressures to reduce the costs of healthcare. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture components for medical devices that are easier to use, are more miniature, use less power, and are lighter. These devices measure with greater accuracy and provide more functions while reducing the costs to manufacture these devices. The industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity is commonly referred to as bio-telemetry. Through the further development of our ULP BodyNet family, we believe the bio-telemetry offers a significant future opportunity. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices. We believe our strategic partnership with Advanced Medical Electronics Corp. (AME) will allow us to develop new bio-telemetry devices that better connect patients and care givers, providing critical information and feedback. Current examples of IntriCon bio-telemetry products used by medical device manufacturers include wireless continuous glucose monitors that measure glucose levels and provide real-time blood glucose trend information. In 2009, we also entered the cardiac diagnostic monitoring (CDM) market with our acquisition of Datrix, a supplier of patient monitoring devices. We are leveraging Datrix’s cardiac monitoring capabilities to develop and launch new wireless outpatient CDM devices. As part of these initiatives, IntriCon recently submitted the Centauri, its first generation CDM device, for 510(k) approval with the FDA. The Company anticipates FDA approval in the second half of 2011, with the product available for sale in late 2011. The Sirona, which incorporates PhysioLink technology, will be submitted for 510(k) approval in mid 2011.

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

Based on our investments in core technologies, specifically nanoDSP and our new wireless nanoLink and PhysioLink technologies, IntriCon is building a new generation of affordable, high-quality hearing aids and similar amplifier devices under contracts for OEM’s. DSP devices have better clarity, attractive pricing points and an improved ability to filter out background noise. During 2009, we introduced our Scenic™ DSP amplifier with acoustic scene analysis, our new high-performance adaptive DSP hearing instrument amplifier. In our view, Scenic advanced capabilities are ideally suited for the hearing health market. Additionally, in 2010 we introduced the Overtus™ DSP amplifier. The Overtus DSP amplifier is designed to optimize open in the canal (ITC) type fittings. The amplifier algorithm contains two patented features, an advanced adaptive feedback canceller, Reliant CLEAR, optimized for open ITC fittings and an acoustic switch, AcousTAP, eliminating the need for a mechanical switch and allowing for further miniaturization. Further, with the Overtus technology, we have developed our own complete hearing device, the all-new, patent-pending APT™ Open ITC. The APT, introduced at European Hearing Aid Acousticians Conference early in the 2010 fourth quarter and launched during the 2011 first quarter, is powered by the Overtus which includes our Reliant CLEAR adaptive feedback canceller and the AcousTAP acoustic push button. In addition the APT utilizes the patent pending Concha Lock System technology that allows for the suspension of an open in-the-ear device in the ear canal. These features create stable and effective amplification, occlusion-free comfort and easy integration into existing fitting systems. Our OEM customers now have the option of using Overtus in their own devices, or purchasing our complete APT device. We believe the introductions of the Scenic, Overtus and APT will solidify our position as a leader of high-performance adaptive DSP hearing instrument amplifiers. Furthermore, we believe our strategic alliance with Dynamic Hearing will allow us to develop new body-worn applications and further expand both our hearing health and professional audio product portfolio.

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

Professional Audio Communications

IntriCon entered the high-quality audio communication device market in 2001, and now has a line of miniature, professional audio headset products used by customers focusing on homeland security and emergency response needs. The line includes several communication devices that are extremely portable and perform well in noisy or hazardous environments. These products are well suited for applications in the fire, law enforcement, safety, aviation and military markets. In addition, the Company has a line of miniature ear- and head-worn devices used by performers and support staff in the music and stage performance markets. Our May 2007 acquisition of Tibbetts Industries provided the Company access to homeland security agencies in this market. We believe performance in difficult listening environments and wireless operations will continue to improve as these products increasingly include our proprietary nanoDSP, wireless nanoLink and PhysioLink technologies.

During the second half of 2011, we will be conducting market trials on our line of situational listening devices (SLD’s) intended to help people hear in noisy environments like restaurants and automobiles, and listen to television, music, and direct broadcast by wireless connection. Such devices are intended to be supplements to conventional hearing aids, which do not handle those situations well. The SLD’s will be based on our ULP wireless nanoLink technology and our PhysioLink technology, which were recently demonstrated at the annual convention of the American Academy of Audiology. The product line consists of an earpiece, TV transmitter, companion microphone, iPod/iPhone transmitter, and USB transmitter.

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

For a description of these and other risks, see Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and other risks described elsewhere in this Quarterly Report on Form 10-Q, or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Results of Operations

Sales, net

Our net sales are comprised of three main markets: hearing health, medical and professional audio device. Below is a summary of our sales by main markets for the three months ended March 31, 2011 and 2010:

			Change
Three months ended March 31	2011	2010	Dollars	Percent
Medical	$5,413	$6,508	$(1,095)	(16.8%)
Hearing Health	5,428	5,370	58	1.0%
Professional Audio Communications	2,927	2,675	252	9.4%
Consolidated net sales	$13,768	$14,553	$(785)	5.4%

For the three months ended March 31, 2011, we experienced a decrease of 17 percent, in net sales in the medical equipment market as a direct result of anticipated temporary fluctuations in demand. While we are seeing customers continue to reengage in all markets on new programs, persisting economic softness has caused many patients to delay discretionary medical procedures, and hospitals and doctors to cut back on purchases of legacy med-tech products. During the course of the 2010 fiscal year, a few large medical customers experienced temporary fluctuations in demand. As some customers had inventory levels above their immediate needs, the Company experienced a lull in certain medical orders during the fourth quarter of 2010 and the first quarter of 2011; however, the Company believes this lull is temporary.

Management believes there is an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, referred to as bio-telemetry, which in the past resulted in further growth in our medical business. Additionally, we are actively involved with a large medical OEM customer for future development of next-generation wireless glucose monitors. We are also working with our strategic partner, AME, on proprietary biotelemetry technologies that will enable us to develop new devices that connect patients and care givers, providing critical information and feedback.

Net sales in our hearing health business for the three months ended March 31, 2011 increased 1 percent, driven by significant growth in our digital signal processing (DSP) circuits, partially offset by temporary declines in legacy products. We believe long term prospects in our hearing health business remain strong as we continue to develop and launch advanced technologies, such as our nanoDSP, Overtus, APT and Scenic products, which will enhance the performance of hearing devices. In addition, we believe the market indicators in the hearing health industry, including the aging world population, suggest long-term industry growth.

Net sales to the professional audio device sector increased 9 percent, for the three months ended March 31, 2011 compared to the same period in 2010, primarily through organic growth in sales of the company’s high-performance microphone and hearing-protection products used in fire, law enforcement, safety, aviation, military and professional audio markets. We believe our extensive portfolio of communication devices that are portable, smaller and perform well in noisy or hazardous environments will provide for future long-term growth in this market.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three months ended March 31, 2011 and 2010, was as follows:

	2011		2010		Change
Three months ended March 31	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Gross profit	$3,080	22.4%	$3,676	25.3%	$(596)	(16.2%)

In the first quarter of 2011, gross profit decreased primarily due to lower sales volumes and an unfavorable sales mix. The decrease is partially offset by the impact of various profit enhancement programs. We have various activities underway to increase our gross profit, such as transferring our microphone and receiver production from our Maine facility to our lower cost Singapore facility, increasing the percentage of IntriCon proprietary content in the devices we manufacture and working to introduce Six Sigma lean manufacturing methods into key medical device product lines.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three months ended March 31, 2011 and 2010 were:

	2011		2010		Change
Three months ended March 31	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Sales and marketing	$803	5.8%	$787	5.4%	$15	2.0%
General and administrative	1,404	10.2%	1,444	9.9%	(40)	(2.8%)
Research and development	1,249	9.1%	1,119	7.7%	130	11.6%

Both sales and marketing and general and administrative expenses were relatively flat as compared to the prior year period. The increased research and development expenses as compared to the prior year were due to our continued emphasis on investing in research and development projects to develop new products and proprietary technology to further enhance our product portfolio.

Interest expense

Net interest expense for the three months ended March 31, 2011 was $142, compared to $169 for the same period in 2010. The decrease in interest expense was primarily due to lower debt balances and interest rates as compared to the prior year.

Equity in income (loss) of partnerships

The equity in income (loss) of partnerships for the three months ended March 31, 2011 was $209, compared to ($12) for the same period in 2010, due to changes in carrying amounts described below.

The Company recorded a $43 increase in the carrying amount of the HIMPP investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three months ended March 31, 2011, compared to a decrease of $37 in the same respective period in 2010.

The Company recorded a $166 increase in the carrying amount of IntriCon’s investment in a joint venture, reflecting the Company’s portion of the joint venture’s operating results for the three months ended March 31, 2011. For the three months ended March 31, 2010, the Company recorded an increase of $25.

Other income (expense)

Other income (expense) for the three months ended March 31, 2011 was expense of $8, compared to other income of $44 for the same period in 2010. The change in other income primarily related to changes in foreign currency exchange rates.

Income taxes

Income tax benefit for the three months ended March 31, 2011 was $27, compared to expense of $11 for the same period in 2010. The benefit for the three months ended March 31, 2011 was primarily due to Federal Alternative Minimum Tax refunds, partially offset by foreign operating income (loss). The expense for the three months ended March 31, 2010 was primarily due to foreign operating income (loss) and state tax estimated payments.

Liquidity and Capital Resources

As of March 31, 2011, we had $399 of cash on hand. Sources of our cash for the three months ended March 31, 2011 have been from our operations, as described below.

The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Three months Ended
	March 31, 2011	March 31, 2010
Cash provided by (used in):
Operating activities	$1,161	$965
Investing activities	(188)	(462)
Financing activities	(847)	(390)
Effect of exchange rate changes on cash	(8)	(7)
Increase in cash and cash equivalents	$118	$106

The most significant items that contributed to the $1,161 of cash provided by operating activities was the change in net income adjusted for non-cash depreciation, decreases in accounts receivable and increases in accounts payable related to timing.

Net cash used in investing activities consisted of purchases of property, plant and equipment of $188.

Net cash used in financing activities of $847 was comprised primarily of net payments of debt of $533.

The Company had the following bank arrangements:

	March 31, 2011	December 31, 2010

Total borrowing capacity under existing facilities	$10,606	$10,532

Facility Borrowings:
Domestic revolving credit facility	3,555	3,920
Domestic term loan	2,394	2,563
Foreign overdraft and letter of credit facility	1,377	1,377
Total borrowings and commitments	7,326	7,860
Remaining availability under existing facilities	$3,280	$2,672

          Domestic Credit Facilities

To finance a portion of the Company’s acquisition of Jon Barron, Inc. doing business as Datrix (“Datrix”) and replace the Company’s existing credit facilities with Bank of America, including capital leases, the Company and its domestic subsidiaries entered into a three year credit facility with The PrivateBank and Trust Company on August 13, 2009. The credit facility provides for:

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

Weighted average interest on the domestic asset-based revolving credit facility was 3.74% for the three months ended March 31, 2011 and 4.41% for the year ended December 31, 2010. The outstanding balance of the revolving credit facility was $3,555 and $3,920 at March 31, 2011 and December 31, 2010, respectively. The total remaining availability on the revolving credit facility was approximately $2,680 and $2,072 at March 31, 2011 and December 31, 2010, respectively. The credit facility expires on August 13, 2012 and all outstanding borrowings will become due and payable. The company anticipates amending the credit facility prior to August 2011 to, among other things, extend the expiration date.

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

In March 2010, the Company entered into an amendment with The PrivateBank to waive certain covenant violations at December 31, 2009 and January 31, 2010 and reset certain covenant thresholds defined in the original agreement. The Company was in compliance with all applicable covenants under the credit facility, as amended, as of March 31, 2011.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1,977 line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.28% for the three months ended March 31, 2011 and 4.14% for the year ended December 31, 2010. The outstanding balance was $1,377 at each of March 31, 2011 and December 31, 2010. The total remaining availability on the international senior secured credit agreement was approximately $600 at each of March 31, 2011 and December 31, 2010.

The Company relocated its Singapore facility during the 2010 fiscal year, as required by the Singapore government, which is redeveloping the land where the former Singapore facility was located. In connection with the relocation, the Company entered into a lease agreement for the new facility in Singapore. The new lease agreement includes a five year term which commenced October 2010 with monthly rental payments ranging from approximately $25 to $35 over the term of the lease. Further, the international credit agreement was modified in August 2010 to allow an additional $370 in borrowing under the existing borrowing base to fund the Singapore facility relocation. The borrowings are required to be repaid over a three year period.

Datrix Promissory Note

A portion of the purchase price of the Datrix acquisition was paid by the issuance of a promissory note to the seller in the amount of $1,050 bearing annual interest at 6%. The remaining principal amount of the promissory note is payable in two installments of $350 on August 13, 2011 and August 13, 2012. The note bears annual interest at 6% and accrued interest is payable with each installment of principal at the times set forth above. The Company made the first installment payment of $413 on August 13, 2010, which included principal of $350 and interest of $63.

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company’s revenue recognition, accounts receivable reserves, inventory valuation, goodwill, long-lived assets, deferred taxes policies and employee benefit obligations. These and other significant accounting policies are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding the Company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010. There have been no material changes in the Company’s market risk exposures which have occurred since December 31, 2010.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2011 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010, which could materially affect the Company’s business, financial condition or future results. The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

INTRICON CORPORATION
(Registrant)

Date: May 6, 2011	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: May 6, 2011	By:	/s/ Scott Longval
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