Form 10-Q
period 2011-06-30
INTRICON CORP
filed 2011-08-15
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

or

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on July 29, 2011 was 5,598,764 (net of 515,754 treasury shares).

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

	June 30, 2011 (Unaudited)	December 31, 2010
Current assets:
Cash	$442	$281
Restricted cash	542	478
Accounts receivable, less allowance for doubtful accounts of $220 at June 30, 2011 and $219 at December 31, 2010	7,541	8,228
Inventories	8,830	8,331
Refundable income taxes	63	—
Other current assets	1,047	446
Total current assets	18,465	17,764

Machinery and equipment	37,168	36,610
Less: Accumulated depreciation	31,213	30,184
Net machinery and equipment	5,955	6,426

Goodwill	9,709	9,709
Investment in partnerships	1,438	1,109
Other assets, net	1,064	1,259
Total assets	$36,631	$36,267

Current liabilities:
Checks written in excess of cash	$15	$409
Current maturities of long-term debt	2,129	2,095
Accounts payable	3,928	3,161
Accrued salaries, wages and commissions	2,152	1,593
Deferred gain	110	110
Partnership payable	260	260
Income taxes payable	—	24
Other accrued liabilities	1,247	1,497
Total current liabilities	9,841	9,149

Long-term debt, less current maturities	6,641	6,465
Other postretirement benefit obligations	698	710
Long-term partnership payable	240	240
Deferred income taxes	167	169
Accrued pension liabilities	473	464
Deferred gain	440	495
Other long-term liabilities	14	4
Total liabilities	18,514	17,696

Commitments and contingencies (note 12)

Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 6,094 and 6,073 shares issued; 5,578 and 5,557 shares outstanding at June 30, 2011 and December 31, 2010, respectively	6,094	6,073
Additional paid-in capital	15,783	15,644
Accumulated deficit	(2,227)	(1,644)
Accumulated other comprehensive loss	(268)	(237)
Less: 516 common shares held in treasury, at cost	(1,265)	(1,265)
Total shareholders’ equity	18,117	18,571
Total liabilities and shareholders’ equity	$36,631	$36,267

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)

Sales, net	$13,943	$14,934	$27,711	$29,488
Cost of sales	10,784	10,903	21,472	21,781
Gross profit	3,159	4,031	6,239	7,707

Operating expenses:
Sales and marketing	885	835	1,688	1,622
General and administrative	1,492	1,493	2,896	2,937
Research and development	1,025	1,105	2,274	2,224
Total operating expenses	3,402	3,433	6,858	6,783
Operating income (loss)	(243)	598	(619)	924

Interest expense	(145)	(172)	(287)	(342)
Equity in income (loss) of partnerships	120	—	329	(12)
Other (expense) income	(29)	42	(37)	86
Income (loss) from continuing operations before income taxes and discontinued operations	(297)	468	(614)	656

Income tax expense (benefit)	(3)	64	(30)	75
Income (loss) before discontinued operations	(294)	404	(584)	581

Loss from discontinued operations, net of income taxes	—	(170)	—	(329)
Gain on sale of discontinued operations, net of income taxes	—	35	—	35
Net income (loss)	$(294)	$269	$(584)	$287

Basic income (loss) per share:
Continuing operations	$(0.05)	$0.07	$(0.10)	$0.11
Discontinued operations	$0.00	$(0.02)	$0.00	$(0.06)
Net income (loss)	$(0.05)	$0.05	$(0.10)	$0.05

Diluted income (loss) per share:
Continuing operations	$(0.05)	$0.07	$(0.10)	$0.11
Discontinued operations	$0.00	$(0.02)	$0.00	$(0.06)
Net income (loss)	$(0.05)	$0.05	$(0.10)	$0.05

Average shares outstanding:
Basic	5,569	5,476	5,564	5,474
Diluted	5,569	5,614	5,564	5,496

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)

	Six Months Ended
	June 30, 2011 (Unaudited)	June 30, 2010 (Unaudited)
Cash flows from operating activities:
Net income (loss)	$(584)	$287
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of discontinued operations	—	(35)
Depreciation and amortization	1,160	1,355
Stock-based compensation	82	239
Loss on disposition of property	8	—
Change in deferred gain	(55)	(55)
Change in allowance for doubtful accounts	1	20
Equity in (income) loss of partnerships	(329)	12
Provision for deferred income taxes	(2)	18
Changes in operating assets and liabilities:
Accounts receivable	709	(569)
Inventories	(489)	(307)
Other assets	(578)	210
Accounts payable	763	(116)
Accrued expenses	210	373
Other liabilities	(36)	29
Net cash provided by operating activities	860	1,461

Cash flows from investing activities:
Purchases of property, plant and equipment	(566)	(770)
Proceeds from sale of discontinued operations, net	—	775
Net cash (used in) provided by investing activities	(566)	5

Cash flows from financing activities:
Proceeds from long-term borrowings	6,736	4,965
Repayments of long-term borrowings	(6,526)	(6,295)
Proceeds from employee stock purchases and exercise of stock options	73	36
Change in restricted cash	(38)	(57)
Change in checks written in excess of cash	(394)	84
Net cash used in financing activities	(149)	(1,267)

Effect of exchange rate changes on cash	16	(21)

Net increase in cash	161	178
Cash, beginning of period	281	385

Cash, end of period	$442	$563

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of June 30, 2011 and December 31, 2010, and the consolidated results of its operations for the three and six months ended June 30, 2011 and 2010. Results of operations for the interim periods are not necessarily indicative of the results of the operations expected for the full year or any other interim period.

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements. To expand its low cost manufacturing presence in Asia, the Company entered into a lease agreement for a new manufacturing facility in Batam, Indonesia. The Company will initially occupy approximately 15 square feet, with the option to expand to 30 square feet. The new lease agreement includes a five year term, which commenced in July 2011, with monthly rental payments ranging from approximately $4 to $13 over the term of the lease based on square footage utilized.

2.	New Accounting Pronouncements

In May 2011, the FASB issued new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board (IASB) to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011 and no early adoption is permitted. The Company is currently evaluating this new guidance and its materiality to the consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU increases the prominence of other comprehensive income (“OCI”) in the financial statements and provides companies two options for presenting OCI, which until now has typically been placed within the statement of equity. One option allows an OCI statement to be included with the statement of operations, and together the two will make a statement of total comprehensive income. Alternately, companies may present an OCI statement separate from the statement of operations; however, the two statements will have to appear consecutively within a financial report. This ASU does not affect the types of items that are reported in OCI, nor does it affect the calculation or presentation of earnings per share. For public companies, this ASU is effective for periods beginning after December 15, 2011. The Company will adopt the OCI presentation requirements required by ASU No. 2011-05 beginning with its first quarter in 2012 and does not anticipate the adoption to have a material impact on the consolidated financial statements.

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

The Company recorded a gain on sale of $35. The net gain was computed as follows during the second quarter of the 2010 fiscal year:

Cash	$4
Accounts receivable, net	773
Inventory, net	383
Other current assets	16
Property and equipment, net	72
Other assets	26
Accounts payable	(356)
Accrued expenses	(130)
Long-term debt	(48)
Total	$740
Cash proceeds received from Shackleton	850
Net assets sold	(740)
Transaction costs	(75)
Gain on sale of discontinued operations	$35

The following table shows the results of operations of the Company’s electronic products for the three and six months ended June 30, 2010:

	Three Months Ended	Six Months Ended
	June 30, 2010

Sales, net	$984	$2,346
Operating costs and expenses	(1,151)	(2,670)
Operating loss	(167)	(324)
Other expense, net	(3)	(5)
Loss from operations before income tax expense	(170)	(329)
Income tax expense	—	—
Net loss from discontinued operations	$(170)	$(329)

4.	Product Warranty

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the six months ended June 30, 2011 and the twelve months ended December 31, 2010:

	June 30, 2011	December 31, 2010
Beginning balance	$105	$71

Warranty expense	20	116
Closed warranty claims	(49)	(82)

Ending balance	$79	$105

5.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	June 30, 2011	December 31, 2010

United States	$4,735	$5,027
Other – primarily Singapore	1,610	1,789

Consolidated	$6,345	$6,816

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

The geographical distribution of net sales to geographical areas for the three and six months ended June 30, 2011 and 2010 were as follows:

	Three months ended		Six months ended
Net Sales to Geographical Areas	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

United States	$9,961	$10,489	$19,911	$20,549
Germany	287	525	829	1,413
China	604	851	1,131	1,690
Switzerland	192	179	372	340
Japan	457	406	746	673
France	440	468	816	863
Singapore	247	288	364	748
United Kingdom	243	103	460	180
Vietnam	334	376	535	649
Hong Kong	274	179	452	355
All other countries	904	1,070	2,095	2,028
Consolidated	$13,943	$14,934	$27,711	$29,488

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

For the three and six months ended June 30, 2011, two customers accounted for 32 percent and one customer accounted for 22 percent of the Company’s consolidated net sales, respectively. For the three and six months ended June 30, 2010, one customer accounted for 25 percent of the Company’s consolidated net sales in both periods.

At June 30, 2011, two customers accounted for 22 percent of the Company’s consolidated accounts receivable. At December 31, 2010, one customer accounted for 13 percent of the Company’s consolidated accounts receivable.

6.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total

June 30, 2011
Domestic	$4,203	$1,391	$1,134	$6,728
Foreign	1,626	254	222	2,102
Total	$5,829	$1,645	$1,356	$8,830

December 31, 2010
Domestic	$3,614	$1,258	$1,129	$6,001
Foreign	1,667	476	187	2,330
Total	$5,281	$1,734	$1,316	$8,331

7.	Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	June 30, 2011	December 31, 2010

Domestic Asset-Based Revolving Credit Facility	$4,493	$3,920
Foreign Overdraft and Letter of Credit Facility	1,352	1,377
Domestic Term-Loan	2,225	2,563
Note Payable Datrix Purchase	700	700
Total Debt	8,770	8,560
Less: Current maturities	(2,129)	(2,095)
Total Long-Term Debt	$6,641	$6,465

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

▪	a term loan in the original amount of $3,500.

In August 2011, the Company amended the credit facility with The PrivateBank. Per the terms of the amended agreement, the maturity of both the term loan and the revolving credit facility was extended to expire on August 13, 2014. Further, the term loan was increased from its current balance of $2,225 to $4,000, which will provide the Company with additional liquidity and the ability to execute on various business opportunities. In addition, the amendment reset certain financial covenants. The Company was in compliance with all applicable covenants under the credit facility, as amended, as of June 30, 2011.

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

Weighted average interest on the domestic asset-based revolving credit facility was 3.69% for the six months ended June 30, 2011 and 4.41% for the year ended December 31, 2010. The outstanding balance of the revolving credit facility was $4,493 and $3,920 at June 30, 2011 and December 31, 2010, respectively. The total remaining availability on the domestic revolving credit facility was approximately $1,793 and $2,072 at June 30, 2011 and December 31, 2010, respectively. The credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250, commencing with the calendar quarter ending September 30, 2011. Any remaining principal and accrued interest is payable on August 13, 2014. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1,977 line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.28% for the six months ended June 30, 2011 and 4.14% for the year ended December 31, 2010. The outstanding balance was $1,352 and $1,377 at June 30, 2011 and December 31, 2010, respectively. The total remaining availability on the international senior secured credit agreement was approximately $625 and $600 at June 30, 2011 and December 31, 2010, respectively.

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

Datrix Promissory Note

A portion of the purchase price of the Datrix acquisition was paid by the issuance of a promissory note to the seller in the amount of $1,050 bearing annual interest at 6%. The remaining principal amount of the promissory note is payable in two installments of $350 on August 13, 2011 and August 13, 2012. The note bears annual interest at 6% and is payable with each installment of principal as set forth above. The Company made the first installment payment of $413 on August 13, 2010, which included aggregate principal of $350 and interest of $63. On August 15, 2011, subsequent to the second quarter end, the Company made the second installment payment of $395, which included principal of $350 and interest of $45.

8.	Income Taxes

Income tax benefit for the three and six months ended June 30, 2011 was $3 and $30, respectively, compared to expense of $64 and $75 for the respective periods in 2010. The benefit for the three and six months ended June 30, 2011 was primarily due to Federal Alternative Minimum Tax refunds, partially offset by foreign operating income (loss). The expense for the three and six months ended June 30, 2010 was primarily due to foreign operating income (loss) and state tax estimated payments. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) from continuing operations before income taxes for each jurisdiction that the Company has operations for the three and six months ended June 30, 2011 and 2010:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
United States	$(223)	$183	$(537)	$340

Singapore	(137)	169	(206)	143
Germany	63	116	129	173
Income (loss) before income taxes and discontinued operations	$(297)	$468	$(614)	$656

9.	Shareholders’ Equity and Stock-based Compensation

The Company has a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. New grants may not be made under the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of June 30, 2011. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 699 shares. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan. On April 21, 2010, the Company’s shareholders approved an amendment to the 2006 Equity Incentive Plan to increase (i) the authorized number of shares of the Company’s common stock reserved and issuable under the plan by an additional 250 shares and (ii) the maximum number of incentive stock options that may be granted under the plan to be the same as the maximum number of shares that may be granted under the plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 Equity Incentive Plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the programs discussed in the next two paragraphs, had been granted as of June 30, 2011. Under all awards, the terms are fixed on the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 equity incentive plan. The director program gives each non-employee director the right under the 2006 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There were 1 and 1 shares issued in lieu of cash for director fees under the director program for each of the three and six months ended June 30, 2011 and 2010, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s common stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of common stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company, subject to the discretion of the Board to prohibit any transactions in common stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the three and six months ended June 30, 2011 or 2010.

Stock option activity as of and during the six months ended June 30, 2011 was as follows:

	Number of Shares	Weighted- average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2010	1,072	$5.60
Options forfeited or cancelled	(80)	3.26
Options granted	177	4.43
Options exercised	(11)	3.52

Outstanding at June 30, 2011	1,158	$5.60	$536

Exercisable at June 30, 2011	875	$6.05	$504

Available for future grant at December 31, 2010	323

Available for future grant at June 30, 2011	225

The number of shares available for future grant at June 30, 2011 does not include a total of up to 357 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan as of June 30, 2011, which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $2.63 and $2.57, respectively, for options granted during the three and six months ended June 30, 2011. The weighted average fair value of options granted was $2.17 and $1.86, respectively, for options granted during the three and six months ended June 30, 2010.

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

The weighted average remaining contractual life of options exercisable at June 30, 2011 was 5.10 years.

The Company recorded $63 and $82 of non-cash stock option expense for the three and six months ended June 30, 2011, respectively. The Company recorded $121 and $239 of non-cash stock option expense for the three and six months ended June 30, 2010, respectively. As of June 30, 2011, there was $491 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 1.3 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan initially provided that a maximum of 100 shares may be sold under the Purchase Plan as of the date of adoption. On April 27, 2011, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares which may be purchased under the plan by an additional 100 shares. There were 4 and 8 shares purchased under the plan for the three and six months ended June 30, 2011, respectively, and a total of 3 and 7 shares purchased for the three and six months ended June 30, 2010, respectively.

10.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Numerators:
Income (loss) before discontinued operations	$(294)	$404	$(584)	$581
Loss from discontinued operations, net of taxes and gain on sale	—	(135)	—	(294)
Net income (loss)	$(294)	$269	$(584)	$287

Denominator:
Basic – weighted shares outstanding	5,569	5,476	5,564	5,474
Weighted shares assumed upon exercise of stock options	—	138	—	22
Diluted – weighted shares outstanding	5,569	5,614	5,564	5,496

Basic earnings (loss) per share:
Continuing operations	$(0.05)	$0.07	$(0.10)	$0.11
Discontinued operations	$0.00	(0.02)	$0.00	(0.06)
Basic earnings (loss) per share:	$(0.05)	$0.05	$(0.10)	$0.05

Diluted earnings (loss) per share:
Continuing operations	$(0.05)	$0.07	$(0.10)	$0.11
Discontinued operations	$0.00	(0.02)	$0.00	(0.06)
Diluted earnings (loss) per share:	$(0.05)	$0.05	$(0.10)	$0.05

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

Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2011 were all outstanding options to purchase approximately 1,158 common shares, with an average exercise price of $5.60, because the effect would have been anti-dilutive due to the Company’s net loss in the period. Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2010 were options out of the money with rights to purchase approximately 583 and 639 common shares, respectively, with an average exercise price of $8.33 and $7.68, respectively, because the effect would have been anti-dilutive.

11.	Comprehensive Income (Loss)

The components of comprehensive income (loss) were as follows:

	Three months ended		Six months ended

	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Net income (loss)	$(294)	$269	$(584)	$287
Change in fair value of interest rate swap	—	—	—	35
(Loss) gain on foreign currency translation adjustment	4	(59)	(31)	(101)
Comprehensive income (loss)	$(290)	$210	$(615)	$221

12.	Legal Proceedings

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

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $122 and $244 for the three and six months ended June 30, 2011, respectively. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $124 and $245 for the three and six months ended June 30, 2010, respectively. Annual lease commitments, which include base rent expense, real estate taxes and other charges, approximate $477 through October 2011.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three and six months ended June 30, 2011, the Company paid that firm approximately $97 and $104, respectively, for legal services and costs. For the three and six months ended June 30, 2010, the Company paid that firm approximately $90 and $104, respectively, for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

14.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Six months ended

	June 30, 2011	June 30, 2010

Interest received	$—	$3
Interest paid	278	357
Income taxes paid	—	7

15.	Investment in Partnerships

The Company owns a 9% partnership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP), and is a party to a license agreement that grants the Company access to over 45 US registered patents. The Company recorded a decrease of $37 and an increase of $6 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and six months ended June 30, 2011, respectively. The Company recorded an $80 and $117 decrease in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and six months ended June 30, 2010, respectively.

The Company owns a 50% interest in a joint venture with a Swiss company to market, design, manufacture, and sell audio coils to the hearing health industry. The Company has recorded a $157 and $323 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three and six months ended June 30, 2011, respectively. The Company has recorded an $80 and $105 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three and six months ended June 30, 2010, respectively.

Condensed unaudited financial information of the joint venture was as follows:

	June 30, 2011	December 31, 2010
Balance Sheet:
Current assets	$1,676	$1,424
Non-current assets	210	202
Total assets	$1,886	$1,626

Current liabilities	675	1,061
Stockholders’ equity	1,211	565
Total liabilities and stockholders’ equity	$1,886	$1,626

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Income Statement:
Net revenues	$1,428	$761	$2,920	$1,524

Net income	$314	$160	$646	$210

16.	Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010

Medical	$5,770	$6,516	$11,183	$13,026
Hearing Health	5,285	4,919	10,713	10,289
Professional Audio Communications	2,888	3,499	5,815	6,173

Total Revenue	$13,943	$14,934	$27,711	$29,488

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

In addition to its operations in Minnesota, the Company has facilities in Maine, California, Singapore, Indonesia and Germany.

During the second quarter of 2011, IntriCon established a subsidiary in Indonesia. Subsequent to the end of the second quarter, the Company signed a lease agreement for a manufacturing facility in Batam, Indonesia. The purpose of the expansion is to increase the Company’s low cost manufacturing presence in Asia. The Company intends to transfer labor intensive hearing health and professional audio communications assembly to the facility. Manufacturing is anticipated to commence in late 2011.

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

The Company has recently made improvements on its Reliant CLEAR™ feedback canceller, offering increased added stable gain and faster reaction time. The Company also introduced its patented pending AcousTAP™ Switch, allowing the user to change programs when the ear is patted, which eliminates the physical push button, saving size and cost.

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

Miniature Transducers
IntriCon’s advanced microphone and receiver technology has been pushing the limits of size and performance for over a decade. In 2007, we increased our product portfolio and expertise in miniature transducers through the acquisition of Tibbett’s Industries, Inc. Our miniature transducers, which have been incorporated into various product platforms, enhance the reliability, sensitivity, supply voltage, and output level in body-worn devices. These enhancements allow us to make devices that are extremely portable and perform well in noisy or hazardous environments. We recently introduced our 151Hi SPL microphone which provides the latest advances in microphone technology. These small devices are well-suited for applications in the aviation, fire, law enforcement, safety and military markets. Our technology also is used for technical surveillance by law enforcement and security agencies, and by performers and production staff in the music and stage performance markets. Also included in our transducer line are medical coils and micro coils used in pace maker programming and interventional catheter positioning applications.

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

In the second quarter of 2011, IntriCon submitted the Centauri, its first generation CDM device, for 510(k) approval with the FDA. The Company received FDA approval in August of 2011, with the product available for sale in late 2011. The features of the Centauri ECG monitor are event recording combined with wireless transmission of the patient data to a remote service center, which then forwards the information to the doctor.

The Sirona, which incorporates PhysioLink technology, is intended to be submitted for 510(k) approval in the second half of 2011. The Sirona ECG platform is three products in one design. It can be an event recorder, holter monitor, or wireless event recorder. This platform is very small, rechargeable, and water spray proof.

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

Overall, we believe the hearing health market holds significant opportunities for the Company. In the United States, Europe and Japan, the 65-year-old-plus age demographic is one of the fastest growing segments of the population, and many of those individuals could, at some point, benefit from a hearing device that uses IntriCon’s proprietary technology.

While it harbors great potential, the hearing health market is experiencing slowness due to macroeconomic conditions. In general, the U.S. market does not provide insurance reimbursement for hearing aid purchases. People can defer their hearing aid purchase. We expect that more significant growth will be driven by the introduction and acceptance of recently released products, such as the Scenic, Overtus and APT.

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

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

▪	the ability to successfully implement the Company’s business and growth strategy;
▪	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection therewith;
▪	potential obligations to indemnify the purchaser of our former electronics business for certain material claims that may arise;
▪	the volume and timing of orders received by the Company;
▪	changes in estimated future cash flows;
▪	ability to collect on our accounts receivable;
▪	foreign currency movements in markets the Company services;
▪	changes in the global economy and financial markets;
▪	weakening demand for the Company’s products due to general economic conditions;
▪	changes in the mix of products sold;
▪	ability to meet demand;
▪	changes in customer requirements;
▪	timing and extent of research and development expenses;
▪	FDA approval, timely release and acceptance of the Company’s products;
▪	competitive pricing pressures;
▪	pending and potential future litigation;
▪	cost and availability of electronic components and commodities for the Company’s products;
▪	ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;
▪	ability to comply with covenants in our debt agreements;
▪	ability to repay debt when it comes due;
▪	the loss of one or more of our major customers;
▪	ability to identify, complete and integrate acquisitions;
▪	effects of legislation;
▪	effects of foreign operations;
▪	foreign currency risks;
▪	ability to develop new products such as Centauri, Overtus, Scenic and APT;
▪	ability to recruit and retain engineering and technical personnel;
▪	the costs and risks associated with research and development investments;

▪	delays in United States government budget and debt ceiling approval;
▪	our ability and the ability of our customers to protect intellectual property; and
▪	loss of members of our senior management team.

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

Results of Operations

Sales, net

Our net sales are comprised of three main markets: medical, hearing health, and professional audio communications. Below is a summary of our sales by main markets for the three and six months ended June 30, 2011 and 2010:

			Change
Three months ended June 30	2011	2010	Dollars	Percent
Medical	$5,770	$6,516	$(746)	(11.4%)
Hearing Health	5,285	4,919	366	7.4%
Professional Audio Communications	2,888	3,499	(611)	(17.5%)
Consolidated net sales	$13,943	$14,934	$(991)	(6.6%)

Six months ended June 30
Medical	$11,183	$13,026	$(1,843)	(14.1%)
Hearing Health	10,713	10,289	424	4.1%
Professional Audio Communications	5,815	6,173	(358)	(5.8%)
Total Consolidated Net Sales	$27,711	$29,488	$(1,777)	(6.0%)

For the three and six months ended June 30, 2011, we experienced a decrease of 11 percent and 14 percent, respectively, in net sales in the medical equipment market compared to the same periods in 2010 as a direct result of anticipated temporary fluctuations in demand. While we are seeing customers continue to reengage in all markets on new programs, persisting economic softness has caused many patients to delay discretionary medical procedures, and hospitals and doctors to cut back on purchases of legacy med-tech products. During the course of the 2010 fiscal year, a few large medical customers experienced temporary fluctuations in demand. As some customers had inventory levels above their immediate needs, the Company experienced a lull in certain medical orders during the fourth quarter of 2010 and the first half of 2011; however, the Company believes this lull is temporary.

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

Net sales in our hearing health business for the three and six months ended June 30, 2011 increased 7 percent and 4 percent, respectively, compared to the same periods in 2010 driven by significant growth in our DSP circuits, partially offset by temporary declines in legacy products. We believe long term prospects in our hearing health business remain strong as we continue to develop and launch advanced technologies, such as our nanoDSP, Overtus, APT and Scenic products, which will enhance the performance of hearing devices. In addition, we believe the market indicators in the hearing health industry, including the aging world population, suggest long-term industry growth.

Net sales to the professional audio device sector decreased 18 percent and 6 percent, respectively, for the three and six months ended June 30, 2011 compared to the same periods in 2010. We believe that the primary driver of the decrease was due to the pending U.S. government shutdown and budgetary approval process which delayed our contract product launches with certain government organizations. This decrease was partially offset by organic growth in sales of the company’s high-performance microphone and hearing-protection products used in fire, law enforcement, safety, aviation, military and professional audio markets. We believe our extensive portfolio of communication devices that are portable, smaller and perform well in noisy or hazardous environments will provide for future long-term growth in this market.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three and six months ended June 30, 2011 and 2010, was as follows:

	2011		2010		Change
Three months ended June 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Gross profit	$3,159	22.7%	$4,031	27.0%	$(872)	(21.6%)

Six months ended June 30
Gross profit	$6,239	22.5%	$7,707	26.1%	$(1,468)	(19.1%)

In the first half of 2011, gross profit decreased primarily due to lower sales volumes and an unfavorable sales mix. The decrease was partially offset by the impact of various profit enhancement programs. We have various activities underway to increase our gross profit, such as transferring our microphone and receiver production from our Maine facility to our lower cost Singapore facility, increasing the percentage of IntriCon proprietary content in the devices we manufacture and working to introduce Six Sigma lean manufacturing methods into key medical device product lines.

In an effort to drive for further gross profit improvements, the Company evaluated low cost manufacturing options in Asia. In July, the Company signed a five year lease agreement for a manufacturing facility in Batam, Indonesia. The Company anticipates manufacturing to commence at the facility in late 2011.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three and six months ended June 30, 2011 and 2010 were:

	2011		2010		Change
Three months ended June 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Sales and marketing	$885	6.3%	$835	5.6%	$50	6.0%
General and administrative	1,492	10.7%	1,493	10.0%	(1)	(0.0%)
Research and development	1,025	7.4%	1,105	7.4%	(80)	(7.2%)

Six months ended June 30
Sales and marketing	1,688	6.1%	$1,622	5.5%	$66	4.1%
General and administrative	2,896	10.5%	2,937	10.0%	(41)	(1.4%)
Research and development	2,274	8.2%	2,224	7.5%	50	2.2%

Sales and marketing, general and administrative expenses and research and development were relatively flat as compared to the prior year periods.

Interest expense

Net interest expense for the three and six months ended June 30, 2011 was $145 and $287, respectively, compared to $172 and $342 for the respective periods in 2010. The decrease in interest expense was primarily due to lower debt balances and interest rates as compared to the prior year.

Equity in income (loss) of partnerships

The equity in income (loss) of partnerships for the three and six months ended June 30, 2011 was $120 and $329, respectively, compared to $0 and ($12) for the respective periods in 2010, due to changes in carrying amounts described below.

The Company recorded a decrease of $37 and an increase of $6 in the carrying amount of the HIMPP investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and six months ended June 30, 2011, respectively, compared to a decrease of $80 and $117 in the same respective periods in 2010.

The Company recorded a $157 and $323 increase in the carrying amount of IntriCon’s investment in a joint venture, reflecting the Company’s portion of the joint venture’s operating results for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2010, the Company recorded an increase of $80 and $105, respectively.

Other income (expense)

Other income (expense) for the three and six months ended June 30, 2011, was other expense of ($29) and ($37), respectively, compared to other income of $42 and $86 for the same periods in 2010. The change in other income primarily related to changes in foreign currency exchange rates.

Income taxes

Income (benefit) tax expense for the three and six months ended June 30, 2011, was ($3) and ($30), respectively, compared to expense of $64 and $75 for the same periods in 2010. The benefit for the three and six months ended June 30, 2011 was primarily due to Federal Alternative Minimum Tax refunds, partially offset by foreign operating income (loss). The expense for the three and six months ended June 30, 2010 was primarily due to foreign operating income (loss) and state tax estimated payments.

Liquidity and Capital Resources

As of June 30, 2011, we had $442 of cash on hand. Sources of our cash for the six months ended June 30, 2011 have been from our operations, as described below.

The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Six months Ended
	June 30, 2011	June 30, 2010
Cash provided by (used in):
Operating activities	$860	$1,461
Investing activities	(566)	5
Financing activities	(149)	(1,267)
Effect of exchange rate changes on cash	16	(21)
Increase in cash	$161	$178

The most significant items that contributed to the $860 of cash provided by operating activities was the change in net income adjusted for non-cash depreciation, decreases in accounts receivable and increases in accounts payable related to timing.

Net cash used in investing activities consisted of purchases of property, plant and equipment of $566.

Net cash used in financing activities of $149 was comprised primarily of checks written in excess of cash of $394 offset, in part, by net borrowings of $210.

The Company had the following bank arrangements:

	June 30, 2011	December 31, 2010

Total borrowing capacity under existing facilities	$10,488	$10,532

Facility Borrowings:
Domestic revolving credit facility	4,493	3,920
Domestic term loan	2,225	2,563
Foreign overdraft and letter of credit facility	1,352	1,377
Total borrowings and commitments	8,070	7,860
Remaining availability under existing facilities	$2,418	$2,672

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

▪	a term loan in the original amount of $3,500.

In August 2011, the Company amended the credit facility with The PrivateBank. Per the terms of the amended agreement, the maturity of both the term loan and the revolving credit facility was extended to expire on August 13, 2014. Further, the term loan was increased from its current balance of $2,225 to $4,000, which will provide the Company with additional liquidity and the ability to execute on various business opportunities. In addition, the amendment reset certain financial covenants. The Company was in compliance with all applicable covenants under the credit facility, as amended, as of June 30, 2011.

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

Weighted average interest on the domestic asset-based revolving credit facility was 3.69% for the six months ended June 30, 2011 and 4.41% for the year ended December 31, 2010. The outstanding balance of the revolving credit facility was $4,493 and $3,920 at June 30, 2011 and December 31, 2010, respectively. The total remaining availability on the domestic revolving credit facility was approximately $1,793 and $2,072 at June 30, 2011 and December 31, 2010, respectively. The credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250, commencing with the calendar quarter ending September 30, 2011. Any remaining principal and accrued interest is payable on August 13, 2014. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1,977 line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.28% for the six months ended June 30, 2011 and 4.14% for the year ended December 31, 2010. The outstanding balance was $1,352 and $1,377 at June 30, 2011 and December 31, 2010, respectively. The total remaining availability on the international senior secured credit agreement was approximately $625 and $600 at June 30, 2011 and December 31, 2010, respectively.

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

Datrix Promissory Note

A portion of the purchase price of the Datrix acquisition was paid by the issuance of a promissory note to the seller in the amount of $1,050 bearing annual interest at 6%. The remaining principal amount of the promissory note is payable in two installments of $350 on August 13, 2011 and August 13, 2012. The note bears annual interest at 6% and is payable with each installment of principal as set forth above. The Company made the first installment payment of $413 on August 13, 2010, which included aggregate principal of $350 and interest of $63. On August 15, 2011, subsequent to the second quarter end, the Company made the second installment payment of $395, which included principal of $350 and interest of $45.

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

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2011 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

Entry into a Material Definitive Agreement.

Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant.

Amendment of Loan and Security Agreement. On August 12, 2011, the Company and its domestic subsidiaries entered into a Second Amendment to the Loan and Security Agreement dated as of August 13, 2009 with The PrivateBank and Trust Company. The amendment, among other things:

•	increased the term loan to $4 million and extended the maturity to August 13, 2014;

•	extended the maturity of the revolving loan to August 13, 2014;

•	amended the definitions of Eligible Accounts and EBITDA; and

•	modified the Company’s capital expenditures and minimum EBITDA, funded debt to EBITDA and fixed charge coverage ratio financial covenants, effective as of June 30, 2011.

The foregoing description of the amendment does not purport to be complete and is qualified in its entirety by reference to such document, which the Company expects to file as an exhibit to its Quarterly Report on Form 10-Q for the quarter ending September 30, 2011.

ITEM 6. Exhibits

          (a) Exhibits

10.1

2007 Employee Stock Purchase Plan, as amended (management contract, compensatory plan or arrangement) (incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 24, 2011)

31.0	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.1	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101

The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2011 and 2010; (iii) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three and Six Months Ended June 30, 2011 and 2010; and (iv) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION
(Registrant)
Date: August 15, 2011
	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: August 15, 2011	By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

10.1

2007 Employee Stock Purchase Plan, as amended (management contract, compensatory plan or arrangement) (incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 24, 2011)

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

101

The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2011 and 2010; (iii) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three and Six Months Ended June 30, 2011 and 2010; and (iv) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.