Form 10-Q
period 2011-09-30
INTRICON CORP
filed 2011-11-14
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

☐ Yes   ☒ No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on October 28, 2011 was 5,620,529 (net of 515,754 treasury shares).

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION

Consolidated Condensed Balance Sheets

(In Thousands, Except Per Share Amounts)

	September 30, 2011 (Unaudited)	December 31, 2010
Current assets:
Cash	$193	$281
Restricted cash	542	478
Accounts receivable, less allowance for doubtful accounts of $223 at September 30, 2011 and $219 at December 31, 2010	7,918	8,228
Inventories	9,713	8,331
Refundable income taxes	205	—
Other current assets	1,011	446
Total current assets	19,582	17,764

Machinery and equipment	38,123	36,610
Less: Accumulated depreciation	31,700	30,184
Net machinery and equipment	6,423	6,426

Goodwill	9,709	9,709
Investment in partnerships	1,426	1,109
Other assets, net	1,071	1,259
Total assets	$38,211	$36,267

Current liabilities:
Checks written in excess of cash	$390	$409
Current maturities of long-term debt	2,727	2,095
Accounts payable	4,607	3,161
Accrued salaries, wages and commissions	2,100	1,593
Deferred gain	110	110
Partnership payable	260	260
Income taxes payable	—	24
Other accrued liabilities	1,710	1,497
Total current liabilities	11,904	9,149

Long-term debt, less current maturities	6,644	6,465
Other postretirement benefit obligations	691	710
Long-term partnership payable	240	240
Deferred income taxes	94	169
Accrued pension liabilities	436	464
Deferred gain	413	495
Other long-term liabilities	123	4
Total liabilities	20,545	17,696

Commitments and contingencies (note 12)

Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 6,136 and 6,073 shares issued; 5,620 and 5,557 shares outstanding at September 30, 2011 and December 31, 2010, respectively	6,136	6,073
Additional paid-in capital	15,902	15,644
Accumulated deficit	(2,717)	(1,644)
Accumulated other comprehensive loss	(390)	(237)
Less: 516 common shares held in treasury, at cost	(1,265)	(1,265)
Total shareholders’ equity	17,666	18,571
Total liabilities and shareholders’ equity	$38,211	$36,267

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30, 2011 (Unaudited)	September 30, 2010 (Unaudited)	September 30, 2011 (Unaudited)	September 30, 2010 (Unaudited)

Sales, net	$13,873	$14,727	$41,584	$44,215
Cost of sales	10,789	10,912	32,261	32,693
Gross profit	3,084	3,815	9,323	11,522

Operating expenses:
Sales and marketing	734	751	2,422	2,373
General and administrative	1,486	1,398	4,382	4,335
Research and development	1,326	1,231	3,600	3,455
Total operating expenses	3,546	3,380	10,404	10,163
Operating income (loss)	(462)	435	(1,081)	1,359

Interest expense	(144)	(158)	(431)	(500)
Equity in income (loss) of partnerships	(12)	54	317	42
Other (expense) income	69	(57)	32	29
Income (loss) from continuing operations before income taxes and discontinued operations	(549)	274	(1,163)	930

Income tax expense (benefit)	(60)	31	(90)	106
Income (loss) before discontinued operations	(489)	243	(1,073)	824

Loss from discontinued operations, net of income taxes	—	—	—	(329)
Gain on sale of discontinued operations, net of income taxes	—	—	—	35
Net income (loss)	$(489)	$243	$(1,073)	$530

Basic income (loss) per share:
Continuing operations	$(0.09)	$0.04	$(0.19)	$0.15
Discontinued operations	$0.00	$0.00	$0.00	(0.05)
Net income (loss)	$(0.09)	$0.04	$(0.19)	$0.10

Diluted income (loss) per share:
Continuing operations	$(0.09)	$0.04	$(0.19)	$0.15
Discontinued operations	$0.00	$0.00	$0.00	(0.05)
Net income (loss)	$(0.09)	$0.04	$(0.19)	$0.10

Average shares outstanding:
Basic	5,600	5,485	5,576	5,477
Diluted	5,600	5,614	5,576	5,540

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Cash Flows

(In Thousands)

	Nine Months Ended
	September 30, 2011 (Unaudited)	September 30, 2010 (Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,073)	$530
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of discontinued operations	—	(35)
Depreciation and amortization	1,722	2,088
Stock-based compensation	150	362
Loss on disposition of property	8	5
Change in deferred gain	(83)	(83)
Change in allowance for doubtful accounts	2	(7)
Equity in income of partnerships	(317)	(42)
Provision for deferred income taxes	(75)	21
Changes in operating assets and liabilities:
Accounts receivable	332	(1,030)
Inventories	(1,374)	(829)
Other assets	(611)	(73)
Accounts payable	1,442	266
Accrued expenses	579	105
Other liabilities	(176)	24
Net cash provided by operating activities	526	1,302

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,535)	(1,219)
Proceeds from sale of discontinued operations, net	—	775
Net cash used in investing activities	(1,535)	(444)

Cash flows from financing activities:
Proceeds from long-term borrowings	11,899	8,690
Repayments of long-term borrowings	(11,088)	(9,252)
Proceeds from employee stock purchases and exercise of stock options	163	70
Change in restricted cash	(42)	64
Change in checks written in excess of cash	(19)	(19)
Net cash provided by (used in) financing activities	913	(447)

Effect of exchange rate changes on cash	8	(4)

Net (decrease) increase in cash	(88)	407
Cash, beginning of period	281	385

Cash, end of period	$193	$792

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of September 30, 2011 and December 31, 2010, and the consolidated results of its operations for the three and nine months ended September 30, 2011 and 2010. Results of operations for the interim periods are not necessarily indicative of the results of the operations expected for the full year or any other interim period.

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements. On October 31, 2011 the Company’s subsidiary executed a lease amendment for its Arden Hills, MN location to extend the term of the lease for two years. The total annual base rent expense, real estate taxes and other charges under the newly executed lease amendment are expected to be approximately $481.

2.	New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011 and no early adoption is permitted. The Company is currently evaluating this new guidance and its materiality to the consolidated financial statements.

In June 2011, the FASB issued Accounting Standards Update (“ASU”) No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income.” This ASU increases the prominence of other comprehensive income (“OCI”) in the financial statements and provides companies two options for presenting OCI, which until now has typically been placed within the statement of equity. One option allows an OCI statement to be included with the statement of operations, and together the two will make a statement of total comprehensive income. Alternately, companies may present an OCI statement separate from the statement of operations; however, the two statements will have to appear consecutively within a financial report. This ASU does not affect the types of items that are reported in OCI, nor does it affect the calculation or presentation of earnings per share. For public companies, this ASU is effective for periods beginning after December 15, 2011. The Company will adopt the OCI presentation requirements required by ASU No. 2011-05 beginning with its first quarter in 2012 and does not anticipate that the adoption will have a material impact on the consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08: “Intangibles – Goodwill and Other (Topic 350): Testing Goodwill for Impairment.” This ASU permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. ASU 2011-08 is effective for annual periods beginning after December 15, 2011. We do not expect that ASU 2011-08 will have any material impact on our financial position and results of operations because it is a change in application of the goodwill impairment test only.

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

The Company recorded a gain on sale of $35. The net gain was computed as follows during the second quarter of the 2010 fiscal year:

Cash	$4
Accounts receivable, net	773
Inventory, net	383
Other current assets	16
Property and equipment, net	72
Other assets	26
Accounts payable	(356)
Accrued expenses	(130)
Long-term debt	(48)
Total	$740

Cash proceeds received from Shackleton	850
Net assets sold	(740)
Transaction costs	(75)
Gain on sale of discontinued operations	$35

The following table shows the results of operations of the Company’s electronic products for the nine months ended September 30, 2010:

Sales, net	$2,346
Operating costs and expenses	(2,670)
Operating loss	(324)
Other expense, net	(5)
Loss from operations before income tax expense	(329)
Income tax expense	—
Net loss from discontinued operations	$(329)

4.	Product Warranty

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the nine months ended September 30, 2011 and the year ended December 31, 2010:

	September 30, 2011	December 31, 2010
Beginning balance	$105	$71

Warranty expense	20	116
Closed warranty claims	(51)	(82)

Ending balance	$74	$105

5.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	September 30, 2011	December 31, 2010
United States	$5,141	$5,027
Other – primarily Singapore	1,667	1,789

Consolidated	$6,808	$6,816

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

The geographical distribution of net sales to geographical areas for the three and nine months ended September 30, 2011 and 2010 were as follows:

	Three months ended		Nine months ended
Net Sales to Geographical Areas	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

United States	$9,981	$10,112	$28,892	$30,623
Germany	416	261	1,245	1,410
China	244	1,386	1,375	3,077
Switzerland	192	195	564	574
Japan	447	616	1,193	1,289
France	361	374	1,177	1,237
Singapore	188	112	552	860
United Kingdom	363	142	823	585
Vietnam	277	305	812	953
Hong Kong	337	47	789	401
All other countries	1,067	1,177	3,162	3,206
Consolidated	$13,873	$14,727	$41,584	$44,215

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

For the three and nine months ended September 30, 2011, two customers accounted for 31 percent and one customer accounted for 21 percent of the Company’s consolidated net sales, respectively. For the three and nine months ended September 30, 2010, one customer accounted for 21 percent and 24 percent of the Company’s consolidated net sales in both periods.

At September 30, 2011, two customers accounted for 25 percent of the Company’s consolidated accounts receivable. At December 31, 2010, one customer accounted for 13 percent of the Company’s consolidated accounts receivable.

6.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total

September 30, 2011
Domestic	$4,204	$1,706	$1,351	$7,261
Foreign	1,779	512	161	2,452
Total	$5,983	$2,218	$1,512	$9,713

December 31, 2010
Domestic	$3,614	$1,258	$1,129	$6,001
Foreign	1,667	476	187	2,330
Total	$5,281	$1,734	$1,316	$8,331

7.	Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	September 30, 2011	December 31, 2010

Domestic Asset-Based Revolving Credit Facility	$3,584	$3,920
Foreign Overdraft and Letter of Credit Facility	1,687	1,377
Domestic Term-Loan	3,750	2,563
Note Payable Datrix Purchase	350	700
Total Debt	9,371	8,560
Less: Current maturities	(2,727)	(2,095)
Total Long-Term Debt	$6,644	$6,465

Domestic Credit Facilities
To finance a portion of the Company’s acquisition of Jon Barron, Inc. doing business as Datrix (“Datrix”) and replace the Company’s existing credit facilities with Bank of America, including capital leases, the Company and its domestic subsidiaries entered into a credit facility with The PrivateBank and Trust Company on August 13, 2009. The credit facility, as amended, provides for:
■ an $8,000 revolving credit facility, with a $200 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and
■ a term loan in the original amount of $4,000.
In August 2011, the Company amended the credit facility with The PrivateBank. Per the terms of the amended agreement, the maturity of both the term loan and the revolving credit facility was extended to expire on August 13, 2014. Further, the term loan was increased from its then current balance of $2,225 to $4,000. In addition, the amendment reset certain financial covenants. The Company was in compliance with all applicable covenants under the credit facility, as amended, as of September 30, 2011.
Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on the Company’s leverage ratio of funded debt / EBITDA, at the option of the Company, at:
■ the London InterBank Offered Rate (“LIBOR”) plus 3.00% - 4.00%, or
■ the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus 0.25% - 1.25% depending on the Company’s leverage ratio.
Weighted average interest on the domestic asset-based revolving credit facility was 3.59% for the nine months ended September 30, 2011 and 4.41% for the year ended December 31, 2010. The outstanding balance of the revolving credit facility was $3,584 and $3,920 at September 30, 2011 and December 31, 2010, respectively. The total remaining availability on the domestic revolving credit facility was approximately $3,114 and $2,072 at September 30, 2011 and December 31, 2010, respectively. The credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable.
The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250, commencing with the calendar quarter ended September 30, 2011. Any remaining principal and accrued interest is payable on August 13, 2014. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan.
Foreign Credit Facility
In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1,977 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.24% for the nine months ended September 30, 2011 and 4.14% for the year ended December 31, 2010. The outstanding balance was $1,687 and $1,377 at September 30, 2011 and December 31, 2010, respectively. The total remaining availability on the international senior secured credit agreement was approximately $1,026 and $600 at September 30, 2011 and December 31, 2010, respectively.
Datrix Promissory Note
A portion of the purchase price of the Datrix acquisition was paid by the issuance of a promissory note to the seller in the amount of $1,050 bearing annual interest at 6%. The remaining principal amount of the promissory note is payable in one installment of $350 on August 13, 2012. The note bears annual interest at 6% and is payable with each installment of principal as set forth above. The Company made the first two installment payments, including interest, of $413 and $395 on August 13, 2010 and August 13, 2011, respectively.
8.	Income Taxes
Income tax benefit for the three and nine months ended September 30, 2011 was $60 and $90, respectively, compared to expense of $31 and $106 for the respective periods in 2010. The benefit for the three and nine months ended September 30, 2011 was primarily due to Federal Alternative Minimum Tax refunds, partially offset by foreign operating loss. The expense for the three and nine months ended September 30, 2010 was primarily due to foreign operating income and state tax estimated payments. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) from continuing operations before income taxes for each jurisdiction that the Company has operations for the three and nine months ended September 30, 2011 and 2010:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
United States	$(116)	$118	$(653)	$457
Singapore	(389)	123	(595)	266
Indonesia	(72)	—	(72)	—
Germany	28	33	157	207
Income (loss) before income taxes and discontinued operations	$(549)	$274	$(1,163)	$930

9.	Shareholders’ Equity and Stock-based Compensation
The Company has a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. New grants may not be made under the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of September 30, 2011. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 699 shares. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan. On April 21, 2010, the Company’s shareholders approved an amendment to the 2006 Equity Incentive Plan to increase (i) the authorized number of shares of the Company’s common stock reserved and issuable under the plan by an additional 250 shares and (ii) the maximum number of incentive stock options that may be granted under the plan to be the same as the maximum number of shares that may be granted under the plan.
Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 Equity Incentive Plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the programs discussed in the next two paragraphs, had been granted as of September 30, 2011. Under all awards, the terms are fixed on the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.
Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 equity incentive plan. The director program gives each non-employee director the right under the 2006 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There were 1 and 2 shares issued in lieu of cash for director fees under the director program for each of the three and nine months ended September 30, 2011 and 2010, respectively.
On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s common stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of common stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company, subject to the discretion of the Board to prohibit any transactions in common stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the three and nine months ended September 30, 2011 or 2010.

Stock option activity as of and during the nine months ended September 30, 2011 was as follows:

	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2010	1,072	$5.60
Options forfeited or cancelled	(80)	3.26
Options granted	177	4.43
Options exercised	(46)	2.42

Outstanding at September 30, 2011	1,123	$5.90	$167

Exercisable at September 30, 2011	848	$6.19	$167

Available for future grant at December 31, 2010	323

Available for future grant at September 30, 2011	224

The number of shares available for future grant at September 30, 2011 does not include a total of up to 322 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan as of September 30, 2011, which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of such options.
The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $2.57, for options granted during the nine months ended September 30, 2011. The weighted average fair value of options granted was $1.86 for options granted during the nine months ended September 30, 2010.
The Company calculates expected volatility for stock options and awards using the Company’s historical volatility.
The Company currently estimates a nine percent forfeiture rate for stock options, but will continue to review this estimate in future periods.
The risk-free rates for the expected terms of the stock options and awards and the Purchase Plan (as described below) is based on the U.S. Treasury yield curve in effect at the time of grant.
The weighted average remaining contractual life of options exercisable at September 30, 2011 was 5.06 years.
The Company recorded $68 and $150 of non-cash stock option expense for the three and nine months ended September 30, 2011, respectively. The Company recorded $123 and $362 of non-cash stock option expense for the three and nine months ended September 30, 2010, respectively. As of September 30, 2011, there was $446 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 2.3 years.
The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan initially provided that a maximum of 100 shares may be sold under the Purchase Plan as of the date of adoption. On April 27, 2011, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares which may be purchased under the plan by an additional 100 shares. There were 6 and 14 shares purchased under the plan for the three and nine months ended September 30, 2011, respectively, and a total of 4 and 11 shares purchased for the three and nine months ended September 30, 2010, respectively.

10.	Income Per Share
The following table presents a reconciliation between basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Numerators:
Income (loss) before discontinued operations	$(489)	$243	$(1,073)	$824
Loss from discontinued operations, net of taxes and gain on sale	—	—	—	(294)
Net income (loss)	$(489)	$243	$(1,073)	$530

Denominator:
Basic – weighted shares outstanding	5,600	5,485	5,576	5,477
Weighted shares assumed upon exercise of stock options	—	129	—	63
Diluted – weighted shares outstanding	5,600	5,614	5,576	5,540

Basic earnings (loss) per share:
Continuing operations	$(0.09)	$0.04	$(0.19)	$0.15
Discontinued operations	$0.00	0.00	$0.00	(0.05)
Basic earnings (loss) per share:	$(0.09)	$0.04	$(0.19)	$0.10

Diluted earnings (loss) per share:
Continuing operations	$(0.09)	$0.04	$(0.19)	$0.15
Discontinued operations	$0.00	0.00	$0.00	(0.05)
Diluted earnings (loss) per share:	$(0.09)	$0.04	$(0.19)	$0.10

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
Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2011 were outstanding options to purchase approximately 1,123 common shares, with an average exercise price of $5.90, because the effect would have been anti-dilutive due to the Company’s net loss in the period. Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2010 were options out of the money with rights to purchase approximately 488 and 575 common shares, respectively, with weighted average exercise prices of $8.60 and $8.01, respectively, because the effect would have been anti-dilutive.
11.	Comprehensive Income (Loss)
The components of comprehensive income (loss) were as follows:

	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Net income (loss)	$(489)	$243	$(1,073)	$530
Change in fair value of interest rate swap	(102)	—	(102)	35
(Loss) gain on foreign currency translation adjustment	(20)	43	(51)	(58)
Comprehensive income (loss)	$(611)	$286	$(1,226)	$507

12.	Legal Proceedings
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
One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. In the opinion of management, the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $122 and $367 for the three and nine months ended September 30, 2011 and 2010, respectively. On October 31, 2011 the subsidiary executed a lease amendment with the partnership to extend the term of the lease for two years. The total annual base rent expense, real estate taxes and other charges under the newly executed lease amendment are expected to be approximately $481.
The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three and nine months ended September 30, 2011, the Company paid that firm approximately $30 and $134, respectively, for legal services and costs. For the three and nine months ended September 30, 2010, the Company paid that firm approximately $127 and $219, respectively, for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.
14.	Statements of Cash Flows
The following table provides supplemental disclosures of cash flow information:

	Nine months ended
	September 30, 2011	September 30, 2010

Interest received	$1	$3
Interest paid	420	374
Income taxes paid	—	7

15.	Investment in Partnerships
The Company owns a 9% partnership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP), and is a party to a license agreement that grants the Company access to over 45 US registered patents. The Company recorded decreases of $37 and $31 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and nine months ended September 30, 2011, respectively. The Company recorded decreases of $37 and $154 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and nine months ended September 30, 2010, respectively.
The Company owns a 50% interest in a joint venture with a Swiss company to market, design, manufacture, and sell audio coils to the hearing health industry. The Company has recorded increases $25 and $348 in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three and nine months ended September 30, 2011, respectively. The Company has recorded increases of $91 and $196 in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three and nine months ended September 30, 2010, respectively.
Condensed unaudited financial information of the joint venture was as follows:

	September 30, 2011	December 31, 2010
Balance Sheet:
Current assets	$1,400	$1,424
Non-current assets	175	202
Total assets	$1,575	$1,626

Current liabilities	315	1,061
Stockholders’ equity	1,260	565
Total liabilities and stockholders’ equity	$1,575	$1,626

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Income Statement:
Net revenues	$1,097	$953	$4,007	$2,553

Net income	$50	$182	$696	$392

16.	Revenue by Market
The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010

Medical	$5,833	$6,400	$17,016	$19,426
Hearing Health	4,900	4,903	15,613	15,192
Professional Audio Communications	3,140	3,424	8,955	9,597

Total Revenue	$13,873	$14,727	$41,584	$44,215

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

In October 2011, the Company announced it entered into a manufacturing agreement to become a supplier of hearing aids to hi HealthInnovations, a UnitedHealth Group company. hi HealthInnovations launched a suite of high-tech, lower-cost hearing devices for the estimated 36 million Americans with hearing loss. An estimated 75 percent of people who can benefit from hearing devices do not use them, largely due to the high cost. hi HealthInnovations will offer consumers technically advanced hearing aids, including those based on IntriCon’s new APT™ Open in-the-canal (ITC) hearing aid platform.

During the second quarter of 2011, IntriCon established a subsidiary in Indonesia. During the third quarter of 2011, the Company signed a lease agreement for a manufacturing facility in Batam, Indonesia. The purpose of the expansion is to increase the Company’s low cost manufacturing presence in Asia. The Company intends to transfer labor intensive hearing health and professional audio communications assembly to the facility. The Company commenced manufacturing at the facility in October 2011.

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

The Company has recently made improvements on its Reliant CLEAR™ feedback canceller, offering increased added stable gain and faster reaction time. The Company also introduced its patent pending AcousTAP™ Switch, allowing the user to change programs when the ear is patted, which eliminates the physical push button, saving size and cost.

Ultra-Low-Power Wireless

Wireless connectivity is fast becoming a required technology, and wireless capabilities are especially critical in new body-worn devices. IntriCon’s BodyNet™ ULP technology, including the nanoLink™ and PhysioLink™ wireless systems, offers solutions for measuring and transmitting the body’s activities to caregivers, and wireless audio links for professional communications and surveillance products. Potential BodyNet applications include electrocardiogram (ECG) diagnostics and monitoring, diabetes monitoring, sleep apnea studies and audio streaming for hearing aids.

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

Miniature Transducers

IntriCon’s advanced microphone and receiver technology has been pushing the limits of size and performance for over a decade. In 2007, we increased our product portfolio and expertise in miniature transducers through the acquisition of Tibbett’s Industries, Inc. Our miniature transducers, which have been incorporated into various product platforms, enhance the reliability, sensitivity, supply voltage, and output level in body-worn devices. These enhancements allow us to make devices that are extremely portable and perform well in noisy or hazardous environments. We recently introduced our 151Hi SPL microphone which provides the latest advances in microphone technology. These small devices are well-suited for applications in the aviation, fire, law enforcement, safety and military markets. Our technology also is used for technical surveillance by law enforcement and security agencies, and by performers and production staff in the music and stage performance markets. Also included in our transducer line are medical coils and micro coils used in pacemaker programming and interventional catheter positioning applications.

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

The medical industry is faced with pressures to reduce the cost of healthcare. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture components for medical devices that are easier to use, are more miniature, use less power, and are lighter. These devices measure with greater accuracy and provide more functions while reducing the costs to manufacture these devices. The industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity is commonly referred to as bio-telemetry. Through the further development of our ULP BodyNet family, we believe the bio-telemetry offers a significant future opportunity. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices. We believe our strategic partnership with Advanced Medical Electronics Corp. (AME) will allow us to develop new bio-telemetry devices that better connect patients and care givers, providing critical information and feedback. Current examples of IntriCon bio-telemetry products used by medical device manufacturers include wireless continuous glucose monitors that measure glucose levels and provide real-time blood glucose trend information and cardiac diagnostic monitoring (CDM) devices.

During the second quarter of 2011, IntriCon submitted the Centauri, its first generation CDM device, for 510(k) approval with the FDA. The Company received FDA approval in August of 2011, with the product available for sale in late 2011. The features of the Centauri ECG monitor are event recording combined with wireless transmission of the patient data to a remote service center, which then forwards the information to the doctor.

The Sirona, a CDM device which incorporates PhysioLink technology, was submitted for 510(k) approval in the third quarter of 2011. The Sirona ECG platform is three products in one design. It can be an event recorder, holter monitor, or wireless event recorder. This platform is very small, rechargeable, and water spray proof.

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

Based on our investments in core technologies, specifically nanoDSP and our new wireless PhysioLink technologies, IntriCon is building a new generation of affordable, high-quality hearing aids and similar amplifier devices under contracts for OEM’s. DSP devices have better clarity, attractive pricing points and an improved ability to filter out background noise. During 2010 we introduced the Overtus™ DSP amplifier. The Overtus DSP amplifier is designed to optimize open in the canal (ITC) type fittings. The amplifier algorithm contains two patented features, an advanced adaptive feedback canceller, Reliant CLEAR, optimized for open ITC fittings and an acoustic switch, AcousTAP, eliminating the need for a mechanical switch and allowing for further miniaturization. Further, with the Overtus technology, we have developed our own complete hearing device, the all-new, patent-pending APT™ Open ITC. The APT is powered by the Overtus which includes our Reliant CLEAR adaptive feedback canceller and the AcousTAP acoustic push button. In addition the APT utilizes the patent pending Concha Lock System technology that allows for the suspension of an open in-the-ear device in the ear canal. These features create stable and effective amplification, occlusion-free comfort and easy integration into existing fitting systems. Our OEM customers now have the option of using Overtus in their own devices, or purchasing our complete APT device. We believe the introductions of the APT and Lumen devices and Overtus amplifier will solidify our position as a leader of high-performance adaptive DSP hearing instrument amplifiers. Furthermore, we believe our strategic alliance with Dynamic Hearing will allow us to develop new body-worn applications and further expand both our hearing health and professional audio product portfolio.

In October 2011, the Company announced it has entered into a manufacturing agreement to become a manufacturer of hearing aids to hi HealthInnovations, a UnitedHealth Group company. hi HealthInnovations launched a suite of high-tech, lower-cost hearing devices for the estimated 36 million Americans with hearing loss. An estimated 75 percent of people who can benefit from hearing devices do not use them, largely due to the high cost. hi HealthInnovations will offer consumers technically advanced hearing aids, including those based on the APT hearing aid platform. The Company expects to realize meaningful revenue from this program beginning in the 2012 first quarter.

Overall, we believe the hearing health market holds significant opportunities for the Company. In the United States, Europe and Japan, the 65-year-old-plus age demographic is one of the fastest growing segments of the population, and many of those individuals could, at some point, benefit from a hearing device that uses IntriCon’s proprietary technology.

Professional Audio Communications

IntriCon entered the high-quality audio communication device market in 2001, and now has a line of miniature, professional audio headset products used by customers focusing on homeland security and emergency response needs. The line includes several communication devices that are extremely portable and perform well in noisy or hazardous environments. These products are well suited for applications in the fire, law enforcement, safety, aviation and military markets. In addition, the Company has a line of miniature ear- and head-worn devices used by performers and support staff in the music and stage performance markets. The Company also serves homeland security agencies in this market. We believe performance in difficult listening environments and wireless operations will continue to improve as these products increasingly include our proprietary nanoDSP, wireless nanoLink and PhysioLink technologies.

During 2012, we will be marketing our line of situational listening devices (SLD’s) intended to help people hear in noisy environments like restaurants and automobiles, and listen to television, music, and direct broadcast by wireless connection. Such devices are intended to be supplements to conventional hearing aids, which do not handle those situations well. The SLD’s will be based on our ULP wireless nanoLink technology and our PhysioLink technology, which were recently demonstrated at the annual convention of the American Academy of Audiology. The product line consists of an earpiece, TV transmitter, companion microphone, iPod/iPhone transmitter, and USB transmitter.

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, or that include forward-looking terminology such as “may”, “will”, “believe”, “anticipate”, “expect”, “should”, “optimistic” “continue”, “estimate”, “intend”, “plan”, “would”, “could”, “guidance”, “potential”, “opportunity”, “project”, “forecast”, “confident”, “projections”, “schedule”, “designed”, “future”, “discussion”, “if” or the negative thereof or other variations thereof, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Company’s Condensed Consolidated Financial Statements” such as net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future level of funding of employee benefit plans, the adequacy of insurance coverage, the impact of new accounting pronouncements and litigation.

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

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

■	the ability to successfully implement the Company’s business and growth strategy;
■	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection therewith;
■	potential obligations to indemnify the purchaser of our former electronics business for certain material claims that may arise;
■	the volume and timing of orders received by the Company;
■	changes in estimated future cash flows;
■	ability to collect on our accounts receivable;
■	foreign currency movements in markets the Company services;
■	changes in the global economy and financial markets;
■	weakening demand for the Company’s products due to general economic conditions;
■	changes in the mix of products sold;
■	ability to meet demand;
■	changes in customer requirements;
■	timing and extent of research and development expenses;
■	FDA approval, timely release and acceptance of the Company’s products;
■	competitive pricing pressures;
■	pending and potential future litigation;
■	cost and availability of electronic components and commodities for the Company’s products;
■	ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;
■	ability to comply with covenants in our debt agreements;
■	ability to repay debt when it comes due;
■	the loss of one or more of our major customers;
■	ability to identify, complete and integrate acquisitions;
■	effects of legislation;
■	effects of foreign operations;
■	foreign currency risks;
■	ability to develop new products such as Centauri, Overtus, Scenic and APT;
■	ability to recruit and retain engineering and technical personnel;
■	the costs and risks associated with research and development investments;
■	delays in United States government budget and debt ceiling approval;
■	our ability and the ability of our customers to protect intellectual property; and
■	loss of members of our senior management team.

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

Results of Operations

Sales, net

Our net sales are comprised of three main markets: medical, hearing health, and professional audio communications. Below is a summary of our sales by main markets for the three and nine months ended September 30, 2011 and 2010:

			Change
Three months ended September 30	2011	2010	Dollars	Percent
Medical	$5,833	$6,400	$(567)	(8.9%	)
Hearing Health	4,900	4,903	(3)	(0.0%	)
Professional Audio Communications	3,140	3,424	(284)	(8.3%	)
Consolidated Net Sales	$13,873	$14,727	$(854)	(5.8%	)

Nine months ended September 30
Medical	$17,016	$19,426	$(2,410)	(12.4%	)
Hearing Health	15,613	15,192	421	2.8%
Professional Audio Communications	8,955	9,597	(642)	(6.7%	)
Total Consolidated Net Sales	$41,584	$44,215	$(2,631)	(5.9%	)

For the three and nine months ended September 30, 2011, we experienced decreases of 9 percent and 12 percent, respectively, in net sales in the medical equipment market compared to the same periods in 2010 as a direct result of regulatory lead times and anticipated temporary fluctuations in demand. While we are seeing customers continue to reengage in new programs, persisting economic softness and regulatory delays has caused many patients to defer discretionary medical procedures, and hospitals and doctors to cut back on purchases of legacy med-tech products. As a result, during the course of 2011, a few large medical customers experienced temporary fluctuations in demand and are working through inventory levels. The Company believes this lull is temporary and that order patterns will normalize in early 2012.

Management believes there is an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, referred to as bio-telemetry, which in the past resulted in further growth in our medical business. Additionally, we are actively involved with Medtronic for future development of next-generation wireless glucose monitors. We are also working with our strategic partner, AME, on proprietary biotelemetry technologies that will enable us to develop new devices that connect patients and care givers, providing critical information and feedback.

Net sales in our hearing health business for the three and nine months ended September 30, 2011 remained flat and increased 3 percent, respectively, compared to the same periods in 2010 driven by growth in our DSP circuits, partially offset by temporary declines in legacy products. We believe long term prospects in our hearing health business remain strong as we continue to develop and launch advanced technologies, such as our nanoDSP, Overtus, APT and Lumen products, which will enhance the performance of hearing devices. In addition, we believe that the hi HealthInnovations agreement holds tremendous potential. Further, we believe the market indicators in the hearing health industry, including the aging world population, suggest long-term industry growth.

Net sales to the professional audio device sector decreased 8 percent and 7 percent, respectively, for the three and nine months ended September 30, 2011 compared to the same periods in 2010. We believe that the primary driver of the decrease was due to the possible U.S. government shutdown and budgetary approval process which delayed our contract product launches with certain government organizations. We believe our extensive portfolio of communication devices that are portable, smaller and perform well in noisy or hazardous environments will provide for future long-term growth in this market.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three and nine months ended September 30, 2011 and 2010, was as follows:

	2011		2010		Change
Three months ended September 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Gross profit	$3,084	22.2%	$3,815	25.9%	$(731)	(19.2%)

Nine months ended September 30
Gross profit	$9,323	22.4%	$11,522	26.1%	$(2,199)	(19.1%)

In 2011, gross profit decreased primarily due to lower sales volumes, costs related to establishing the Company’s Indonesian facility and ramp up associated with the hi HealthInnovations agreement. The decrease in gross profits was partially offset by the impact of various profit enhancement programs. We have various activities underway to increase our gross profit, such as transferring our microphone and receiver production from our Maine facility to our lower cost Singapore facility, increasing the percentage of IntriCon proprietary content in the devices we manufacture and working to introduce Six Sigma lean manufacturing methods into key medical device product lines.

In an effort to drive for further gross profit improvements, the Company evaluated low cost manufacturing options in Asia. In July 2011, the Company signed a five year lease agreement for a manufacturing facility in Batam, Indonesia. The Company commenced manufacturing at the facility in October 2011.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three and nine months ended September 30, 2011 and 2010 were:

	2011		2010		Change
Three months ended September 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Sales and marketing	$734	5.3%	$751	5.1%	$(17)	(2.3%)
General and administrative	1,486	10.7%	1,398	9.5%	88	6.3%
Research and development	1,326	9.6%	1,231	8.4%	95	7.7%

Nine months ended September 30
Sales and marketing	$2,422	5.8%	$2,373	5.4%	$49	2.1%
General and administrative	4,382	10.5%	4,335	9.8%	47	1.1%
Research and development	3,600	8.7%	3,455	7.8%	145	4.2%

Sales and marketing were relatively flat as compared to the prior year periods. General and administrative expenses and research and development increased over the prior year periods primarily due to the ramp-up of the new Indonesia manufacturing facility and research and development to support product offerings under the hi HealthInnovations’ manufacturing agreement.

Interest expense

Net interest expense for the three and nine months ended September 30, 2011 was $144 and $431, respectively, compared to $158 and $500 for the respective periods in 2010. The decrease in interest expense was primarily due to lower average debt balances and interest rates as compared to the prior year.

Equity in income (loss) of partnerships

The equity in income (loss) of partnerships for the three and nine months ended September 30, 2011 was ($12) and $317, respectively, compared to $54 and $42 for the respective periods in 2010, due to changes in carrying amounts described below.

The Company recorded decreases of $37 and $31 in the carrying amount of the HIMPP investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and nine months ended September 30, 2011, respectively, compared to decreases of $37 and $154 in the same respective periods in 2010.

The Company recorded increases of $25 and $348 in the carrying amount of IntriCon’s investment in a joint venture, reflecting the Company’s portion of the joint venture’s operating results for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2010, the Company recorded increases of $91 and $196, respectively.

Other income (expense)

Other income (expense) for the three and nine months ended September 30, 2011, was $69 and $32, respectively, compared to ($57) and $29 for the same periods in 2010. The change in other income(expense) primarily related to favorable changes in foreign currency exchange rates.

Income taxes

Income (benefit) tax expense for the three and nine months ended September 30, 2011, was ($60) and ($90), respectively, compared to expense of $31 and $106 for the same periods in 2010. The benefit for the three and nine months ended September 30, 2011 was primarily due to Federal Alternative Minimum Tax refunds and foreign operating loss. The expense for the three and nine months ended September 30, 2010 was primarily due to foreign operating income and state tax estimated payments.

Liquidity and Capital Resources

As of September 30, 2011, we had $193 of cash on hand. Sources of our cash for the nine months ended September 30, 2011 have been from our operations and financing activities, as described below.

The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Nine months Ended
	September 30, 2011	September 30, 2010
Cash provided by (used in):
Operating activities	$526	$1,302
Investing activities	(1,535)	(444)
Financing activities	913	(447)
Effect of exchange rate changes on cash	8	(4)
Increase(decrease) in cash	$(88)	$407

The most significant items that contributed to the $526 of cash provided by operating activities was the change in net income adjusted for non-cash depreciation, and increases in inventory offset by increases in accounts payable related to timing.

Net cash used in investing activities consisted of purchases of property, plant and equipment of $1,535.

Net cash provided by financing activities of $913 was comprised primarily of net borrowings of $ 811.

The Company had the following bank arrangements:

	September 30, 2011	December 31, 2010

Total borrowing capacity under existing facilities	$13,161	$10,532

Facility Borrowings:
Domestic revolving credit facility	3,584	3,920
Domestic term loan	3,750	2,563
Foreign overdraft and letter of credit facility	1,687	1,377
Total borrowings and commitments	9,021	7,860
Remaining availability under existing facilities	$4,140	$2,672

Domestic Credit Facilities

To finance a portion of the Company’s acquisition of Jon Barron, Inc. doing business as Datrix (“Datrix”) and replace the Company’s existing credit facilities with Bank of America, including capital leases, the Company and its domestic subsidiaries entered into a credit facility with The PrivateBank and Trust Company on August 13, 2009. The credit facility, as amended, provides for:

■	an $8,000 revolving credit facility, with a $200 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and
■	a term loan in the original amount of $4,000.

In August 2011, the Company amended the credit facility with The PrivateBank. Per the terms of the amended agreement, the maturity of both the term loan and the revolving credit facility was extended to expire on August 13, 2014. Further, the term loan was increased from its then current balance of $2,225 to $4,000. In addition, the amendment reset certain financial covenants. The Company was in compliance with all applicable covenants under the credit facility, as amended, as of September 30, 2011.

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on the Company’s leverage ratio of funded debt / EBITDA, at the option of the Company, at:

■	the London InterBank Offered Rate (“LIBOR”) plus 3.00% - 4.00%, or
■	the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus 0.25% - 1.25% depending on the Company’s leverage ratio.

Weighted average interest on the domestic asset-based revolving credit facility was 3.59% for the nine months ended September 30, 2011 and 4.41% for the year ended December 31, 2010. The outstanding balance of the revolving credit facility was $3,584 and $3,920 at September 30, 2011 and December 31, 2010, respectively. The total remaining availability on the domestic revolving credit facility was approximately $3,114 and $2,072 at September 30, 2011 and December 31, 2010, respectively. The credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250, commencing with the calendar quarter ended September 30, 2011.  Any remaining principal and accrued interest is payable on August 13, 2014. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1,977 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.24% for the nine months ended September 30, 2011 and 4.14% for the year ended December 31, 2010. The outstanding balance was $1,687 and $1,377 at September 30, 2011 and December 31, 2010, respectively. The total remaining availability on the international senior secured credit agreement was approximately $1,026 and $600 at September 30, 2011 and December 31, 2010, respectively.

Datrix Promissory Note

A portion of the purchase price of the Datrix acquisition was paid by the issuance of a promissory note to the seller in the amount of $1,050 bearing annual interest at 6%. The remaining principal amount of the promissory note is payable in one installment of $350 on August 13, 2012. The note bears annual interest at 6% and is payable with each installment of principal as set forth above. The Company made the first two installment payments, including interest, of $413 and $395 on August 13, 2010 and August 13, 2011, respectively.

We believe that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. Furthermore, if we fail to meet our financial and other covenants under our loan agreements, absent waiver, we will be in default of the loan agreements and our lenders could take action that would adversely affect our business. There can be no assurance that our lenders will provide a waiver of any default in our loan covenants. While management believes that we will be able to meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

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

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2011 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2011, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits

10.1	Second Amendment to Loan and Security Agreement and Limited Consent dated as of August 12, 2011 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company.

10.2	Term Note dated August 12, 2011 from IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation and IntriCon Datrix Corporation to The PrivateBank and Trust Company.

10.3	Amended and Restated Sale or Change of Control, Exclusivity and Noncompete Agreement dated November 12, 2011 between IntriCon Corporation and United Healthcare Services, Inc.

10.4	Amended and Restated Office/Warehouse Lease Second Extension Agreement dated as of October 20, 2011 between IntriCon Inc. and Arden Partners I, L.L.P.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Shareholders Agreement dated October 10, 2011 by and among the Company, United Healthcare Services, Inc., Mark S. Gorder, Michael J. McKenna, Robert N. Masucci, Nicolas A. Giordano, Philip N. Seamon, Christopher D. Conger, Michael P. Geraci, Scott Longval, Dennis L. Gonsior, and Greg Gruenhagen.

101	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2011 and 2010; (iii) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three and Nine Months Ended September 30, 2011 and 2010; and (iv) Notes to Consolidated Condensed Financial Statements (Unaudited)*

_______________________________

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

INTRICON CORPORATION
(Registrant)

Date: November 14, 2011	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2011	By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

10.1	Second Amendment to Loan and Security Agreement and Limited Consent dated as of August 12, 2011 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company.

10.2	Term Note dated August 12, 2011 from IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation and IntriCon Datrix Corporation to The PrivateBank and Trust Company.

10.3	Amended and Restated Sale or Change of Control, Exclusivity and Noncompete Agreement dated November 12, 2011 between IntriCon Corporation and United Healthcare Services, Inc.

10.4	Amended and Restated Office/Warehouse Lease Second Extension Agreement dated as of October 20, 2011 between IntriCon Inc. and Arden Partners I, L.L.P.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Shareholders Agreement dated October 10, 2011 by and among the Company, United Healthcare Services, Inc., Mark S. Gorder, Michael J. McKenna, Robert N. Masucci, Nicolas A. Giordano, Philip N. Seamon, Christopher D. Conger, Michael P. Geraci, Scott Longval, Dennis L. Gonsior, and Greg Gruenhagen.

101	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 30, 2011 (Unaudited) and December 31, 2010; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2011 and 2010; (iii) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three and Nine Months Ended September 30, 2011 and 2010; and (iv) Notes to Consolidated Condensed Financial Statements (Unaudited)*

_______________________________

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

