Form 10-K
period 2011-12-31
INTRICON CORP
filed 2012-03-14
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant on June 30, 2011 was $19,174,288. Common shares held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common shares on February 29, 2012 was 5,662,854.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2012 annual meeting of shareholders are incorporated by reference into Part III of this report; provided, however, that the Audit Committee Report and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1.	Business

Company Overview

IntriCon Corporation (together with its subsidiaries referred herein as the “Company”, or “IntriCon”, “we”, “us” or “our”) is an international company engaged in designing, developing, engineering and manufacturing body-worn devices. The Company serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature products, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, hearing instruments and professional audio communication devices. The Company, headquartered in Arden Hills, Minnesota, has facilities in Minnesota, California, Maine, Singapore, Indonesia and Germany, and operates through subsidiaries. The Company is a Pennsylvania corporation formed in 1930. The Company has gone through several transformations since its formation. The Company’s core business of body-worn devices was established in 1993 through the acquisition of Resistance Technologies Inc., now known as IntriCon, Inc. The majority of IntriCon’s current management came to the Company with the Resistance Technologies Inc. acquisition, including IntriCon’s President and CEO, who was a co-founder of Resistance Technologies Inc.

Currently, the Company operates in one operating segment, the body-worn device segment. In 2009, the Company decided to exit its non-core electronic products segment, to allow for greater focus on its body-worn device segment. On May 28, 2010, the Company completed the sale of substantially all of the assets of its electronics business to an affiliate of Shackleton Equity Partners (“Shackleton”). For all periods presented, the Company has classified its former electronics products segment as discontinued operations. Unless otherwise indicated, the following description of our business refers only to our continuing operations.

Information contained in this Annual Report on Form 10-K and expressed in U.S. dollars or number of shares are presented in thousands (000s), except for per share data and as otherwise noted.

Business Highlights

Major Events in 2011

In October 2011, the Company announced it entered into a manufacturing agreement to become a supplier of hearing aids to hi HealthInnovations, a UnitedHealth Group company. hi HealthInnovations launched a suite of high-tech, lower-cost hearing devices for the estimated 36 million Americans with hearing loss. An estimated 75 percent of people in the United States who can benefit from hearing devices do not use them, largely due to the high cost. hi HealthInnovations is offering consumers technically advanced hearing aids, including those based on IntriCon’s new APT™ Open in-the-canal (ITC) hearing aid platform. The Company devoted a considerable amount of time, resources and capital during 2011 to securing the agreement and preparing for the program’s launch.

During the second quarter of 2011, IntriCon established a subsidiary in Indonesia. During the third quarter of 2011, the Company signed a lease agreement for a manufacturing facility in Batam, Indonesia. The purpose of the expansion is to increase the Company’s low cost manufacturing presence in Asia. The Company is transferring labor intensive product assembly to the facility. The Company commenced manufacturing at the facility in October 2011.

In August 2011, the Company amended its credit facilities with The PrivateBank and Trust Company. Terms of the amendment included, among other things, extending the term of the $8,000 revolving credit facility, with a subfacility for letters of credit, to mature in August 2014 and increasing the Company’s term loan facility to $4,000, amortized in quarterly principal installments of $250, and an extension of the maturity to August 2014. The $12,000 in credit facilities includes London Interbank Offered Rate (LIBOR) interest rate options at varying rates based on funded debt to EBITDA levels. In addition, the amendment reset certain financial covenants. The Company is using the facilities to fund current growth opportunities, expand low-cost manufacturing footprint and meet anticipated working capital requirements. The credit facilities are further described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Major Events in 2010

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

Major Events in 2009

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

On August 13, 2009, the Company acquired all of the outstanding stock of Jon Barron, Inc. doing business as Datrix (“Datrix”), a privately held developer, manufacturer, tester and marketer of medical devices and related software products, based in Escondido, California. The acquisition provides the Company entry into the cardiac diagnostic monitoring (CDM) market.

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

Core Technologies Overview:

IntriCon serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature products, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, hearing instruments and professional audio communication devices. Over the past five years, the Company has increased investments in the continued development of four critical core technologies: Ultra-Low-Power (ULP) Digital Signal Processing (DSP), Ultra-Low-Power Wireless, Microminiaturization, and Miniature Transducers. These four core technologies serve as the foundation of current and future product platform development, designed to meet the rising demand for smaller, portable more advanced devices. The continued advancements in this area have allowed the Company to further enhance the mobility and effectiveness of miniature body-worn devices.

Ultra-Low-Power Digital Signal Processing
DSP converts real-world analog signals into a digital format. Through its nanoDSP™ technology, IntriCon offers an extensive range of ULP DSP amplifiers for hearing, medical and professional audio applications. Our proprietary nanoDSP incorporates advanced ultra-miniature hardware with sophisticated signal processing algorithms to produce devices that are smaller and more effective.

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

Microminiaturization
At IntriCon, we are experts in miniaturization. We began honing our microminiaturization skills over 30 years ago, supplying components to the hearing health industry. Our core miniaturization technology allows us to make devices for our markets that are one cubic inch and smaller. We also are specialists in devices that run on very low power, as evidenced by our ULP wireless and DSP. Less power means a smaller battery, which enables us to reduce size even further, and develop devices that fit into the palm of one’s hand.

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

The medical industry is faced with pressures to reduce the cost of healthcare. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture components for medical devices that are easier to use, are more miniature, use less power, and are lighter. These devices measure with greater accuracy and provide more functions while reducing the costs to manufacture these devices. The industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity is commonly referred to as bio-telemetry. Through the further development of our ULP BodyNet family, we believe the bio-telemetry offers a significant future opportunity. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices. We believe our strategic partnership with Advanced Medical Electronics Corp. (AME) will allow us to develop new bio-telemetry devices that better connect patients and care givers, providing critical information and feedback. Current examples of IntriCon bio-telemetry products used by medical device manufacturers include wireless continuous glucose monitors that measure glucose levels and provide real-time blood glucose trend information and CDM devices.

During the second quarter of 2011, IntriCon submitted the Centauri, its first generation CDM device, for 510(k) approval with the Food and Drug Administration (FDA). The Company received FDA approval in August of 2011. The features of the Centauri ECG monitor are event recording combined with wireless transmission of the patient data to a remote service center, which then forwards the information to the doctor.

The Sirona, a CDM device which incorporates PhysioLink technology, was submitted for 510(k) approval in the third quarter of 2011. The Company received FDA approval in November of 2011. The Sirona electrocardiogram (ECG) platform is essentially two products in one design since it can be used as an event recorder and a holter monitor.. This platform is very small, rechargeable, and water spray proof. The Company is working to incorporate both the Centauri and Sirona devices into the customized software packages of future customers and believes the devices will drive further gains in latter 2012.

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

Hearing Health

IntriCon manufactures hybrid amplifiers and integrated circuit components (“hybrid amplifiers”), along with faceplates for in-the-ear and in-the-canal hearing instruments. IntriCon is a leading manufacturer and supplier of microminiature electromechanical components to hearing instrument manufacturers. These components consist of volume controls, microphones, receivers, trimmer potentiometers and switches. Components are offered in a variety of sizes, colors and capacities in order to accommodate a hearing instrument manufacturer’s individualized specifications.

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

Based on our investments in core technologies, specifically nanoDSP and our new wireless PhysioLink technologies, IntriCon is building a new generation of affordable, high-quality hearing aids and similar amplifier devices under contracts for OEM’s. DSP devices have better clarity, attractive pricing points and an improved ability to filter out background noise. During 2010 we introduced the Overtus™ DSP amplifier. The Overtus DSP amplifier is designed to optimize open in the canal (ITC) type fittings. The amplifier algorithm contains two patented features, an advanced adaptive feedback canceller, Reliant CLEAR, optimized for open ITC fittings and an acoustic switch, AcousTAP, eliminating the need for a mechanical switch and allowing for further miniaturization. Further, with the Overtus technology, we have developed our own complete hearing device, the all-new, patent-pending APT™ Open ITC. The APT is powered by the Overtus which includes our Reliant CLEAR adaptive feedback canceller and the AcousTAP acoustic push button. In addition, the APT utilizes the patent pending Concha Lock System technology that allows for the suspension of an open in-the-ear device in the ear canal. These features create stable and effective amplification, occlusion-free comfort and easy integration into existing fitting systems. Our OEM customers now have the option of using Overtus in their own devices, or purchasing our complete APT device. We believe the introductions of the APT and Lumen devices and the Overtus amplifier will solidify our position as a leader of high-performance adaptive DSP hearing instrument amplifiers. Furthermore, we believe our strategic alliance with Dynamic Hearing will allow us to develop new body-worn applications and further expand both our hearing health and professional audio product portfolio.

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

Marketing and Competition. IntriCon sells its hearing instrument components directly to domestic hearing instrument manufacturers and distributors through an internal sales force. Sales of medical and professional audio communications products are also made primarily through an internal sales force. In recent years, five companies have accounted for a substantial portion of the Company’s sales.

In 2011, one customer accounted for approximately 22 percent of the Company’s net sales. During 2011, the top five customers accounted for approximately $25,000, or 44 percent, of the Company’s net sales. See note 4 to the consolidated financial statements for a discussion of net sales and long-lived assets by geographic area.

Internationally, sales representatives employed by IntriCon GmbH (“GmbH”), a wholly owned German subsidiary, solicit sales from European hearing instrument manufacturers.

IntriCon believes that it is the largest supplier worldwide of micro-miniature electromechanical components to hearing instrument manufacturers and that its full product line and automated manufacturing process allow it to compete effectively with other manufacturers within this market. In the market of hybrid amplifiers and molded plastic faceplates, hearing instrument manufacturers produce a substantial portion of their internal needs for these components.

IntriCon markets its high performance microphone products to the radio communication and professional audio industries and has several larger competitors who have greater financial resources. IntriCon holds a small market share in the global market for microphone capsules and other related products.

Employees. As of December 31, 2011, the Company had a total of 599 full time equivalent employees, of whom 32 are executive and administrative personnel, 17 are sales personnel and 550 are engineering and operations personnel. The Company considers its relations with its employees to be satisfactory. None of the Company’s employees are represented by a union.

As a supplier of parts for consumer and medical products, IntriCon is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

Research and Development. IntriCon conducts research and development activities primarily to improve its existing products and proprietary technology. The Company is committed to increasing its investment in the research and development of proprietary technologies, such as the ULP nanoDSP and ULP wireless technologies. The Company believes the continued development of key proprietary technologies will be the catalyst for long-term revenues and margin growth. Research and development expenditures were $4,876, $4,485, and $3,345 in 2011, 2010 and 2009, respectively. These amounts are net of customer and grant reimbursed research and development.

IntriCon owns a number of United States patents which cover a number of product designs and processes. The Company believes that, although these patents collectively add value to the Company, the costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the patents providing future economic benefit to the Company.

Regulation. A large portion of our business operates in a marketplace subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping, and surveillance procedures for medical devices.

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

Recent concerns have been raised by the public, internal FDA staff and Congress as to whether the current FDA 510(k) program achieves its goals of making safe and effective devices available to the public while also fostering innovation. In August 2010, the FDA Center for Devices and Radiological Health (“CDRH”) released two major FDA reports recommending changes to be taken by CDRH. The first report provides recommendations on how to strengthen the 510(k) program and the second report provided recommendations on how to incorporate new scientific information into regulatory decision making. The recommendations were adopted in 2011 and are not anticipated to have a significant impact on the Company. In addition, the FDA has requested that the Institute of Medicine conduct an independent study of the 510(k) program on whether legislative, regulatory or administrative changes are needed.

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

The registration system for our medical devices in the EU requires that our quality system conform to international quality standards and that our medical devices conform to “essential requirements” set forth by the Medical Device Directive (“MDD”). Manufacturing facilities and processes under which our ECG recorder devices are produced are inspected and audited by our International Organization for Standardization (“ISO”) registrar British Standards Institute (“BSI”). These devices are tested and certified by NEMKO (Norges Elektriske Material Kontroll) an independent Norwegian company. Our authorized representative, CE Partner 4U, maintains our technical file and registers our products with competent authorities in all EU member states. Manufacturing facilities and processes under which all of our other medical devices are produced are inspected and audited by the BSI. These audits verify our compliance with the essential requirements of the MDD. These certifying bodies verify that our quality system conforms to the international quality standard ISO 13485:2003 and that our products conform to the “essential requirements” and “supplementary requirements” set forth by the MDD for the class of medical devices we produce. These certifying bodies also certify our conformity with both the quality standards and the MDD requirements, entitling us to place the “CE” mark on all of our ECG recorder devices. Our Hearing Aid devices typically bear the CE mark of our customers who assume regulatory responsibilities for those devices.

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

We are dependent on a small number of customers for a large portion of our revenues. In fiscal year 2011, our largest customer accounted for approximately 22 percent of our net sales and our five largest customers accounted for approximately 44 percent of our net sales. A significant decrease in the sales to or loss of any of our major customers could have a material adverse effect on our business and results of operations. Our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our major customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We may not be able to collect outstanding accounts receivable from our customers.

Some of our customers purchase our products on credit, which may cause a concentration of accounts receivable among some of our customers. As of December 31, 2011, we had accounts receivable, less allowance for doubtful accounts, of $8,545, which represented approximately 49 percent of our shareholders’ equity as of that date. As of that date, one customer accounted for approximately 12 percent of our accounts receivable. Our financial condition and profitability may be harmed if one or more of our customers are unable or unwilling to pay these accounts receivable when due.

There are risks under our manufacturing agreement with hi HealthInnovations.

In 2011, we entered into a manufacturing agreement with hi HealthInnovations, a UnitedHealth Group company, to supply hearing aids. Under the agreement, we are required to establish and maintain a certain level of manufacturing, supply chain and delivery capacity. We devoted considerable time, resources and capital during 2011 to securing the agreement and preparing for the program’s launch. hi HealthInnovations is not required to purchase any minimum amount under the manufacturing agreement and may cease purchases at any time. We also agreed that during the term of the agreement, we would not sell hearing aids or accessories to another health insurer or directly to consumers. For more information, see our Current Report on Form 8-K filed with the SEC on November 14, 2011.

Despite signs of improvement in economic conditions, the current domestic economic environment could cause a severe disruption in our operations.

Our business has been negatively impacted by the current domestic economic environment. If this environment is prolonged or worsens, there could be several severely negative implications to our business that may exacerbate many of the risk factors we identified including, but not limited to, the following:

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

          Demand:

•	The current recession has resulted in lower sales by our customers. Additionally, our customers may not have access to sufficient cash or short-term credit to obtain our products or services.

          Prices:

•	Certain markets have experienced and may continue to experience deflation, which would negatively impact our average prices and reduce our margins.

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

Our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to potential customers and our business and financial condition could be materially and adversely affected. As a result of the need to maintain or increase spending levels in this area and the difficulty in reducing costs associated with research and development, our operating results could be materially harmed if our research and development efforts fail to result in new products or if revenues fall below expectations. In addition, as a result of our commitment to invest in research and development, management believes that research and development expenses as a percentage of revenues could increase in the future.

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

The registration system for our medical devices in the EU requires that our quality system conform to international quality standards. Manufacturing facilities and processes under which our ECG recorder devices are produced are inspected and audited by various certifying bodies. These audits verify our compliance with applicable requirements and standards. Further, the FDA, various state agencies and foreign regulatory agencies inspect our facilities to determine whether we are in compliance with various regulations relating to quality systems, such as manufacturing practices, validation, testing, quality control, product labeling and product surveillance. A determination that we are in violation of such regulations could lead to imposition of civil penalties, including fines, product recalls or product seizures, suspensions or shutdown of production and, in extreme cases, criminal sanctions, depending on the nature of the violation.

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

We have foreign operations in Singapore, Indonesia and Germany, and various factors relating to our international operations could affect our results of operations.

In 2011, we operated in Singapore, Indonesia and Germany. Approximately 19 percent of our revenues were derived from our facilities in these countries in 2011. As of December 31, 2011 approximately 27 percent of our long-lived assets are located in these countries. Political or economic instability in these countries could have an adverse impact on our results of operations due to diminished revenues in these countries. Our future revenues, costs of operations and profit results could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the euro and other currencies could lead to lower reported consolidated revenues due to the translation of this currency into U.S. dollars when we consolidate our revenues and results from operations.

The recent recessions in Europe and the debt crisis in certain countries in the European Union could negatively affect our ability to conduct business in those geographies.

The continuing debt crisis in certain European countries could cause the value of the euro to deteriorate, reducing the purchasing power of our European customers. Financial difficulties experienced by our suppliers and customers, including distributors, could result in product delays and inventory issues; risks to accounts receivable could also include delays in collection and greater bad debt expense. Also, the effect of the debt crisis in certain European countries could have an adverse affect on the capital markets generally, specifically impacting our ability and the ability of our customers to finance our and their respective businesses on acceptable terms, if at all, the availability of materials and supplies and demand for our products.

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

As of December 31, 2011, we had bank indebtedness of $10,750 and additional indebtedness of $350 payable to the former shareholder of Datrix. Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control. We believe that availability under our existing credit facility combined with funds expected to be generated from operations and control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months. If, however, we are unable to renew these facilities or obtain waivers (see Liquidity and Capital Resources) in the future or do not generate sufficient cash or complete such financings on a timely basis, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition and performance.

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

We are highly dependent upon the continued services and experience of our senior management team, including Mark S. Gorder, our President, Chief Executive Officer and director. We depend on the services of Mr. Gorder and the other members of our senior management team to, among other things, continue the development and implementation of our business strategies and maintain and develop our client relationships. We do not maintain key-man life insurance for any members of our senior management team.

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

Further, under an agreement that we entered into with hi HealthInnovations, a UnitedHealth Group company, in connection with our manufacturing agreement, we are required to, among other things, offer to United Healthcare Services, Inc. the right to complete the acquisition of our company by a health insurer on the same terms and conditions and the right to participate in certain other sales of our company, all of which may have an anti-takeover effect. For more information, see our Current Report on Form 8-K filed with the SEC on November 14, 2011.

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders and customers could lose confidence in our financial reporting, which could harm our business, the trading price of our stock and our ability to retain our current customers or obtain new customers.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting. Currently, we are not required to include a report of our independent registered public accounting firm on our internal controls because we are a “smaller reporting company” under SEC rules; therefore, shareholders do not have the benefit of an independent review of our internal controls. While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2011, we cannot guarantee that we will not have “material weaknesses” reported by our management in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If in the future we fail to complete this evaluation in a timely manner, or if we determine that we have a material weakness, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential investors and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and the market price of our common stock.

ITEM 1B.          Unresolved Staff Comments.

Not Applicable.

ITEM 2.          Properties

The Company leases eight facilities, five domestically and three internationally, as follows:

•

a 47,000 sq. ft. manufacturing facility in Arden Hills, Minnesota, which also serves as the Company’s headquarters, from a partnership consisting of two former officers of IntriCon Inc. and Mark S. Gorder who serves as the president and CEO of the Company and on the Company’s Board of Directors. At this facility, the Company manufactures body-worn devices, other than plastic component parts. Annual base rent expense, including real estate taxes and other charges, is approximately $481. The Company believes the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. As amended, this lease expires in October 2013.

•

a 46,000 sq. ft. building in Vadnais Heights, Minnesota at which IntriCon produces plastic component parts for body-worn devices. Annual base rent expense, including real estate taxes and other charges, is approximately $382. This lease expires in June 2016.

•

two buildings in Camden, Maine, which contain manufacturing facilities and offices and consist of a total of 32,000 square feet. Annual base rent expense on the 25,000 square foot facility, including real estate taxes and other charges, is approximately $104. This lease expires in June 2012. Subsequent to December 31, 2011, the lease was amended to extend the term to June 2014 with annual base rent of approximately $109. Annual base rent expense on the 7,000 square foot facility, including real estate taxes and other charges, is approximately $62. This lease expires in June 2017.

•

a 4,000 square foot building in Escondido, California, which houses assembly operations and administrative offices relating to our cardiac monitoring business. Annual base rent expense, including real estate taxes and other charges, is approximately $48. This lease expires in April 2012.

•

a 28,000 square foot building in Singapore which houses production facilities and administrative offices. Annual base rent expense, including real estate taxes and other charges, of the 24,000 square foot portion of the building is approximately $340. This lease expires in October 2015. Annual base rent expense on the remaining 4,000 square foot portion is approximately $57. This lease expires in August 2013.

•

A 15,000 square foot facility in Indonesia which houses production facilities. Annual base rent expense, including real estate taxes and other charges is approximately $4. This lease expires in July 2016.

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

ITEM 4.          Mine Safety Disclosures

Not applicable.

ITEM 4A.       Executive Officers of the Registrant

The names, ages and offices (as of February 29, 2012) of the Company’s executive officers were as follows:

Name	Age	Position
Mark S. Gorder	65	President, Chief Executive Officer and Director of the Company
Scott Longval	35	Chief Financial Officer and Treasurer of the Company
Christopher D. Conger	51	Vice President, Research and Development
Michael P. Geraci	53	Vice President, Sales and Marketing
Dennis L. Gonsior	53	Vice President, Operations
Greg Gruenhagen	58	Vice President, Corporate Quality and Regulatory Affairs

Mr. Gorder joined the Company in October 1993 when Resistance Technology, Inc. (RTI) (now known as IntriCon, Inc.) was acquired by the Company. Mr. Gorder received a Bachelor of Arts degree in Mathematics from the St. Olaf College, a Bachelor of Science degree in Electrical Engineering from the University of Minnesota and a Master of Business Administration from the University of Minnesota. Prior to the acquisition, Mr. Gorder was President and one of the founders of RTI, which began operations in 1977. Mr. Gorder was promoted to Vice President of the Company and elected to the Board of Directors in April 1996. In December 2000, he was elected President and Chief Operating Officer and in April 2001, Mr. Gorder assumed the role of Chief Executive Officer.

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

Market and Dividend Information

The high and low sale prices of the Company’s common stock during each quarterly period during the past two years were as follows:

	2011		2010
	Market		Market
	Price Range		Price Range

Quarter	High	Low	High	Low
First	$4.27	$3.75	$4.10	$2.84
Second	5.12	3.66	6.12	3.57
Third	4.60	2.84	6.30	3.51
Fourth	7.22	3.20	4.59	3.51

The closing sale price of the Company’s common stock on March 1, 2012, was $6.00 per share.

At March 1, 2012 the Company had 304 shareholders of record of common stock. Such number of records does not reflect shareholders who beneficially own common stock in nominee or street name.

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

ITEM 6.          Selected Financial Data

Five-Year Summary of Operations

Years ended December 31,	2011	2010	2009 (c)	2008	2007(a)

Sales, net	$56,058	$58,697	$51,676	$57,908	$59,669

Gross profit	12,666	15,013	11,051	14,657	15,425

Operating expenses	13,858	13,419	11,681	12,360	12,360

Interest expense	(609)	(655)	(836)	(678)	(942)
Equity in income (loss) of partnerships	174	(135)	(150)	(4)	(158)
Other income (expense), net	42	(4)	(220)	(36)	(79)
Income (loss) from continuing operations before income taxes and discontinued operations	(1,585)	800	(1,836)	1,579	1,886
Income tax (expense) benefit	160	(145)	34	(265)	(173)
Income (loss) from continuing operations before discontinued operations	(1,425)	655	(1,802)	1,314	1,713
Gain on sale of discontinued operations, net of income taxes	—	35	—	—	—
Income (loss) from discontinued operations, net of income taxes	—	(329)	(2,119)	(276)	154

Net income (loss)	$(1,425)	$361	$(3,921)	$1,038	$1,867

Basic income (loss) per share:
Continuing operations	$(.25)	$.12	$(.34)	$.25	$.33
Discontinued operations	—	(.05)	(.39)	(.05)	.03
Net income (loss)	$(.25)	$.07	$(.73)	$.20	$.36

Diluted income (loss) per share:
Continuing operations	$(.25)	$.12	$(.34)	$.24	$.31
Discontinued operations	—	(.05)	(.39)	(.05)	.03
Net income (loss)	$(.25)	$.07	$(.73)	$.19	$.34

Weighted average number of shares outstanding during year:
Basic	5,599	5,484	5,394	5,314	5,210
Diluted	5,599	5,535	5,394	5,539	5,520

Other Financial Highlights

Years ended December 31,	2011	2010	2009(c)	2008	2007(a)

Working capital (b)	$8,207	$8,615	$8,504	$10,602	$9,365

Total assets	$40,730	$36,267	$37,363	$39,462	$39,732

Long-term debt	$8,217	$6,465	$7,730	$6,188	$6,963

Shareholders’ equity	$17,446	$18,571	$17,489	$20,312	$18,597

Depreciation and amortization	$2,258	$2,601	$2,470	$2,426	$1,785

(a)

Included in the 2007 results and balances at December 31, 2007, are net sales of $4,500, total assets of $6,400, long-term debt of $4,300, and depreciation and amortization of $100 from the acquisition of Tibbetts Industries. Because the 2007 results include only a portion of a year and balances at December 31, 2007 include amounts from the acquisition of Tibbetts Industries, the financial statements for 2007 may not be comparable to other years presented.

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

Company Overview

IntriCon Corporation, (the “Company” or “IntriCon”, “we”, “us” or “our”) is an international firm engaged in the designing, developing, engineering and manufacturing of body-worn devices. The Company serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature products, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, hearing instruments and professional audio communication devices.

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

Business Highlights

In October 2011, the Company announced it entered into a manufacturing agreement to become a supplier of hearing aids to hi HealthInnovations, a UnitedHealth Group company. hi HealthInnovations launched a suite of high-tech, lower-cost hearing devices for the estimated 36 million Americans with hearing loss. An estimated 75 percent of people in the United States who can benefit from hearing devices do not use them, largely due to the high cost. hi HealthInnovations is offering consumers technically advanced hearing aids, including those based on IntriCon’s new APT™ Open in-the-canal (ITC) hearing aid platform. The Company devoted a considerable amount of time, resources and capital during 2011 to securing the agreement and preparing for the program’s launch.

During the second quarter of 2011, IntriCon established a subsidiary in Indonesia. During the third quarter of 2011, the Company signed a lease agreement for a manufacturing facility in Batam, Indonesia. The purpose of the expansion is to increase the Company’s low cost manufacturing presence in Asia. The Company is transferring labor intensive product assembly to the facility. The Company commenced manufacturing at the facility in October 2011.

In August 2011, the Company amended its credit facilities with The PrivateBank and Trust Company. Terms of the amendment included, among other things, extending the term of the $8,000 revolving credit facility, with a subfacility for letters of credit, to mature in August 2014 and increasing the Company’s term loan facility to $4,000, amortized in quarterly principal installments of $250, and an extension of the maturity to August 2014. The $12,000 in credit facilities includes London Interbank Offered Rate (LIBOR) interest rate options at varying rates based on funded debt to EBITDA levels. In addition, the amendment reset certain financial covenants. The Company is using the facilities to fund current growth opportunities, expand low-cost manufacturing footprint and meet anticipated working capital requirements.

Forward–Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes appearing in Item 8. of this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward- looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. See also Item 1. “Business—Forward-Looking Statements” for more information.

Results of Operations: 2011 Compared with 2010

Consolidated Net Sales

Our net sales are comprised of three main markets: medical, hearing health, and professional audio - collectively our body-worn device segment. Below is a recap of our sales by main markets for the years ended December 31, 2011 and 2010:

			Change
	2011	2010	Dollars	Percent
Medical	$22,923	$24,594	$(1,671)	(6.8%)
Hearing Health	21,032	21,007	25	0.1%
Professional Audio Communications	12,103	13,096	(993)	(7.6%)
Consolidated net sales	$56,058	$58,697	$(2,639)	(4.5%)

In 2011, we experienced a 7 percent decrease medical sales primarily due to extended regulatory lead times and anticipated fluctuations in demand. The persisting economic softness and regulatory delays has caused many patients to defer discretionary medical procedures, and hospitals and doctors to cut back on purchases of legacy med-tech products. As a result, during the course of 2011, a few large medical customers experienced fluctuations in demand. As the year progressed, we were encouraged by the reengagement of Medtronic and other key medical customers, driving four quarters of sequential growth.

Management believes there is an industry-wide trend toward further miniaturization and ambulatory monitoring enabled by wireless connectivity, referred to as bio-telemetry, which in the past resulted in further growth in our medical business. Additionally, we are actively involved with Medtronic for future development of next-generation products. We are also working with our strategic partner, AME, on proprietary bio-telemetry technologies that will enable us to develop new devices that connect patients and care givers, providing critical information and feedback.

Net sales in our hearing health business for the year ended December 31, 2011 remained flat compared to the same period in 2010 driven by growth in our DSP circuits and sales to hi HealthInnovations, offset by temporary declines in legacy products. We believe long term prospects in our hearing health business remain strong as we continue to develop and launch advanced technologies, such as our nanoDSP, Overtus, APT and Lumen products, which will enhance the performance of hearing devices. In addition, we believe that the hi HealthInnovations agreement holds tremendous potential. Further, we believe the market indicators in the hearing health industry, including the aging world population, suggest long-term industry growth.

Net sales to the professional audio device sector decreased 8 percent in 2011 compared to the same period in 2010. We believe that the primary driver of the decrease was due to the possible U.S. government shutdown and budgetary approval process which delayed our contract product launches with certain government organizations. We believe our extensive portfolio of communication devices that are portable, smaller and perform well in noisy or hazardous environments will provide for future long-term growth in this market.

Gross Profit

Gross profit, both in dollars and as a percent of sales, for 2011 and 2010, were as follows:

	2011		2010		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent

Gross profit	$12,666	22.6%	$15,013	25.6%	$(2,347)	(15.6%	)

In 2011, gross profit decreased primarily due to lower sales volumes, costs related to establishing the Company’s Indonesian facility and ramp up costs associated with the hi HealthInnovations agreement. The decrease in gross profits was partially offset by the impact of various profit enhancement programs. We have various activities underway to increase our gross profit, such as transferring our microphone and receiver production from our Maine facility to our lower cost Singapore facility, increasing the percentage of IntriCon proprietary content in the devices we manufacture and working to introduce Six Sigma lean manufacturing methods into key medical device product lines.

In an effort to drive for further gross profit improvements, the Company evaluated low cost manufacturing options in Asia. In July 2011, the Company signed a five year lease agreement for a manufacturing facility in Batam, Indonesia. The Company commenced manufacturing at the facility in October 2011.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the years ended December 31, 2011 and 2010 were:

	2011		2010		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent

Sales and marketing	$3,185	5.7%	$3,133	5.3%	$52	1.7%
General and administrative	5,797	10.3%	5,801	9.9%	(4)	(0.0%)
Research and development	4,876	8.7%	4,485	7.6%	391	8.7%

Sales and marketing and general and administrative expenses were relatively flat as compared to the prior year periods. Research and development increased over the prior year period primarily due to continued development of core technologies and research and development to support product offerings under the hi HealthInnovations’ manufacturing agreement.

Interest Expense

Interest expense for 2011 was $609, a decrease of $46 from $655 in 2010. The decrease in interest expense was primarily due to lower average debt balances and interest rates as compared to the prior year.

Equity in Income (Loss) of Partnerships

The equity in income (loss) of partnerships for 2011 was $174 compared to ($135) in 2010.

The Company recorded a $34 decrease in the carrying amount of its investment in the Hearing Instrument Manufacturers Patent Partnership (“HIMPP”) for 2011, reflecting amortization of the patents and other intangibles and the Company’s portion of the partnership’s operating results for the year ended December 31, 2011, compared to a $191 decrease in the carrying amount of the investment in 2010 for the amortization of the patents and other intangibles and the Company’s portion of the partnership’s operating results for the year ended December 31, 2010.

The Company recorded a $208 and $56 increase in the carrying amount of IntriCon’s investment in a joint venture, reflecting the Company’s portion of the joint venture’s operating results for year ended December 31, 2011 and 2010, respectively.

Other Income (Expenses)

In 2011, other income (expense) was $42 compared to $(4) in 2010.

Income Taxes

Income taxes were as follows:

	2011	2010
Income tax (expense) benefit	$160	$(145)
Percentage of pre-tax income (loss)	(10.1%)	18.1%

The (expense) benefit in 2011 and 2010 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position (“NOL”) for US federal income tax purposes and, consequently, minimal income tax expense from the current period domestic operations was recognized. Our deferred tax asset related to the NOL carryforwards has been offset by a full valuation allowance. We estimate we have approximately $19,800 of NOL carryforwards available to offset future federal income taxes that begin to expire in 2022.

Discontinued Operations

We had no discontinued operations in 2011. We recorded a loss from discontinued operations (electronics business) in 2010 as follows:

2010
Loss from discontinued Electronics Products Business	$(294)

The 2010 net loss of $(294), or $(0.05) per diluted share, was primarily due to loss in operations, net of a $35 gain on sale of the electronics business.

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

Persisting economic sluggishness has caused many patients to delay discretionary medical procedures, and hospitals and doctors to cut back on purchases of legacy med-tech products. During the course of the year, several large medical customers experienced temporary fluctuations in demand. As some customers had inventory levels above their immediate needs, the Company experienced certain medical orders slowing in the fourth quarter of 2010.

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

Gross Profit

Gross profit, both in dollars and as a percent of sales, for 2010 and 2009, were as follows:

	2010		2009		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent

Gross profit	$15,013	25.6%	$11,051	21.4%	$3,962	35.9%

In 2010, gross profit increased primarily due to higher sales volumes and the impact of various profit enhancement programs.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the years ended December 31, 2010 and 2009 were:

	2010		2009		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent

Sales and marketing	$3,133	5.3%	$2,962	5.7%	$171	5.8%
General and administrative	5,801	9.9%	5,374	10.4%	427	7.9%
Research and development	4,485	7.6%	3,345	6.5%	1,140	34.1%

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

Interest Expense

Interest expense for 2010 was $655, a decrease of $181 from $836 in 2009. The reduction in interest expense was primarily due to charges incurred in the August 2009 debt refinancing with PrivateBank and Trust Company. Additional 2009 interest charges included $84 of deferred financing costs, $121 to terminate and settle the Bank of America interest rate swap and $62 in charges and interest incurred to repurchase equipment under our Bank of America capital lease facility. These changes were partially offset by higher 2010 interest rates in effect, as discussed below in “Liquidity and Capital Resources.”

Equity in Income (Loss) of Partnerships

The equity in income (loss) of partnerships for 2010 was $(135) compared to $(150) in 2009.

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

Other Income (Expenses)

In 2010, other income (expense) was $(4) compared to $(220) in 2009. The other income (expense) for 2009 primarily related to the costs associated with the acquisition of Datrix. The 2010 other income (expense) primarily related to the losses on foreign currency exchange as a result of the exchange rate changes in the Singapore dollar and Euro.

Income Taxes

Income taxes were as follows:

	2010	2009
Income tax (expense) benefit	$(145)	$34
Percentage of pre-tax income (loss)	18.1%	(1.9%)

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

The 2010 net loss of $(294), or $(0.05) per diluted share, was primarily due to loss in operations, net of the $35 gain on sale of the electronics business. The 2009 net loss of $(2,119), or $(0.39) per diluted share, was primarily due to an impairment charge associated with challenges in the economic environment and industry conditions resulting in the decision to not commit to future investments, including research and development, in the Electronics Products segment, and ultimately divest the segment.

Liquidity and Capital Resources

Our primary sources of cash have been cash flows from operations, bank borrowings, and other financing transactions. For the last three years, cash has been used for repayments of bank borrowings, the Datrix and Tibbetts acquisitions, purchases of equipment, establishment of an additional Asian manufacturing facility and working capital to support research and development, including product offerings under our hi HealthInnovations agreement.

As of December 31, 2011, we had approximately $119 of cash on hand. Sources and uses of our cash for the year ended December 31, 2011 have been from our operations, as described below.

Consolidated net working capital decreased to $8,200 at December 31, 2011 from $8,600 at December 31, 2010. Our cash flows from operating, investing and financing activities, as reflected in the statement of cash flows for the years ended December 31, are summarized as follows:

	2011	2010	2009
Cash provided (used) by:
Continuing operations	$(3)	$1,616	$2,105
Investing activities	(2,582)	(1,043)	(2,484)
Financing activities	2,420	(668)	523
Effect of exchange rate changes on cash	3	(9)	(8)

Increase (decrease) in cash	$(162)	$(104)	$136

Operating Activities. The most significant items that contributed to the $3 of cash used by continuing operations were increases in inventory and receivables offset by non-cash depreciation and amortization of $2,258 and increases in accounts payable. Days sales in inventory increased from 68 at December 31, 2010 to 95 at December 31, 2011 due to inventory ramp up associated with the hi Health Innovations agreement. Days payables outstanding increased from 35 days at December 31, 2010 to 64 days at December 31, 2011.

Investing Activities. Net cash used by investing activities consisted of purchases of property, plant and equipment of $2,582. A significant portion of the purchases of the property, plant and equipment related to the cash invested to fund the Indonesia facility build and capital to support the ramp up associated with the hi Health Innovations agreement.

Financing Activities. Net cash provided by financing activities of $2,420 was comprised primarily of net borrowings of bank debt of $2,540 to support the costs related to establishing the Company’s Indonesian facility and ramp up associated with the hi HealthInnovations agreement.

Cash generated from operations may be affected by a number of factors. See “Forward Looking Statements” and “Item 1A: Risk Factors” contained in this Form 10-K for a discussion of some of the factors that can negatively impact the amount of cash we generate from our operations.

We had the following bank arrangements at December 31,:

	2011	2010
Total availability under existing facilities	$13,517	$10,532

Borrowings and commitments:
Domestic credit facility	5,369	3,920
Domestic term loans	3,500	2,563
Foreign overdraft and letter of credit facility	1,881	1,377
Total borrowings and commitments	10,750	7,860
Remaining availability under existing facilities	$2,767	$2,672

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

Weighted average interest on our domestic credit facilities (including prior facilities) was 3.93%, 5.06% and 4.07% for 2011, 2010 and 2009, respectively.

The outstanding balance of the revolving credit facility was $5,369 and $3,920 at December 31, 2011 and 2010, respectively. The total remaining availability on the revolving credit facility was approximately $1,935 and $2,072 at December 31, 2011 and 2010, respectively. The credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable.

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

During 2011, the Company entered into interest rate swaps with The PrivateBank which are accounted for as effective cash flow hedges. The interest rate swaps had a combined initial notional amount of $5,500, with a portion of the swap amortizing on a basis consistent with the $250 quarterly installments required under the term loan. The interest rate swaps fix the Company’s one month LIBOR interest rate on the notional amounts at rates ranging from 4.33% - 4.62%. The interest rate swaps expire on August 13, 2014. Interest rate swaps, which are considered derivative instruments, of $93 are reported in the balance sheets at fair value in other current liabilities at December 31, 2011. The impact of the interest rate swaps and related additional disclosure is not considered material to the financial statements for 2011.

The borrowers are subject to various covenants under the credit facility, including financial covenants relating to minimum EBITDA, funded debt to EBITDA, fixed charge coverage ratio and capital expenditure financial covenants. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things: incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equityholders; purchase or redeem any of its equity interests or any warrants, options or other rights to equity; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; make payment on or changes to any subordinated debt; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. In March 2012, the Company entered into an amendment with The PrivateBank to waive certain covenant violations at December 31, 2011 and reset certain covenant thresholds defined in the agreement. After giving effect to the waiver, the Company was in compliance with all applicable covenants under the credit facility as of December 31, 2011.

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

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1,977 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.28% and 4.14% for the years ended December 31, 2011 and 2010. The outstanding balance was $1,881 and $1,377 at December 31, 2011 and 2010, respectively. The total remaining availability on the international senior secured credit agreement was approximately $832 and $600 at December 31, 2011 and 2010, respectively.

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

Contractual Obligations

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of December 31, 2011.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years

Domestic credit facility	$5,369	$—	$5,369	$—	$—
Domestic term loan	3,500	1,000	2,500	—	—
Domestic note payable	350	350	—
Foreign overdraft and letter of credit facility	1,881	1,533	348	—	—
Partnership payable	240	240	—	—	—
Pension and other post retirement benefit obligations	1,378	213	379	288	498
Operating leases	4,861	1,499	2,200	1,162	—

Total contractual cash obligations	$17,579	$4,835	$10,796	$1,450	$498

There are certain provisions in the underlying contracts that could accelerate our contractual obligations as noted above.

Foreign Currency Fluctuation

Generally, the effect of changes in foreign currencies on our results of operations is partially or wholly offset by our ability to make corresponding price changes in the local currency. From time to time, the impact of fluctuations in foreign currencies may have a material effect on the financial results of the Company. Foreign currency transaction amounts included in the statements of operation include losses of $17, $134 and $13 in 2011, 2010 and 2009, respectively. See Note 11 to the Company’s consolidated financial statements included herein.

Off-Balance Sheet Obligations

We had no material off-balance sheet obligations as of December 31, 2011 other than the operating leases disclosed above.

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

Revenue Recognition

The Company recognizes revenue when the customer takes ownership, primarily upon product shipment, and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

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

Goodwill and Intangible Assets

Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of goodwill and intangible assets, including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates. The Company did not recognize any impairment charges for goodwill or intangible assets during fiscal 2011, 2010 or 2009, other than that related to discontinued operations described in Note 2 to the Company’s financial statements. While the Company currently believes the expected cash flows from these assets exceeds the carrying amount, materially different assumptions regarding future performance and discount rates could result in future impairment losses. In particular, if the Company no longer believes it will achieve its long-term projected sales or operating expenses, the Company may conclude in connection with any future impairment tests that the estimated fair value of its goodwill, including intangible assets, are less than the book value and recognize an impairment charge. Such impairment would adversely affect the Company’s earnings.

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

Employee Benefit Obligations

We provide retirement and health care insurance for certain domestic and retirees and former Selas employees. We measure the costs of our obligation based on our best estimate. The net periodic costs are recognized as employees render the services necessary to earn the post-retirement benefit. Several assumptions and statistical variables are used in the models to calculate the expense and liability related to the plans. We determine assumptions about the discount rate, the expected rate of return on plan assets and the future rate of compensation increases. The actuarial models also use assumptions on demographic factors such as retirement, mortality and turnover. Changes in actuarial assumptions could vary materially from actual results due to economic events and different rates of retirement, mortality and withdrawal.

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

All assets and liabilities of foreign operations with foreign functional currency are translated into U.S. dollars at prevailing rates of exchange in effect at the balance sheet date. Revenues and expenses are translated using average rates of exchange for the year. The functional currency of the Company’s German operations is the European Euro. As of January 1, 2006, the functional currency of the Company’s Singapore operations changed from the Singapore dollar to the U.S. dollar. The functional currency of the Company’s Indonesian operations is the U.S. dollar. Adjustments resulting from the process of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as a separate component of shareholders’ equity, net of tax, where appropriate. Foreign currency transaction amounts included in the statements of operation include losses of $17, $134 and $13 in 2011, 2010 and 2009, respectively.

For more information regarding foreign currency risks, see “—Foreign Currency Fluctuation” above.

Interest Rate Risk

From time to time, the Company uses derivative financial instruments in the form of interest rate swaps in managing its interest rate exposure. The Company does not hold or issue derivative financial instruments for trading purposes. When entered into, the Company formally designates the derivative financial instrument as a hedge of a specific underlying exposure if such criteria are met, and documents both the risk management objectives and strategies for undertaking the hedge. The Company formally assesses, both at inception and at least quarterly thereafter, whether the derivative financial instruments that are used in hedging transactions are effective at offsetting changes in either the fair value or cash flows of the related underlying exposure. Because of the high correlation between the derivative financial instrument and the underlying exposure being hedged, fluctuations in the value of the derivative financial instruments are generally offset by changes in the fair values or cash flows of the underlying exposures being hedged. Any ineffective portion of a derivative financial instrument’s change in fair value would be immediately recognized in earnings. Interest rate swaps, which are considered derivative instruments, of $93 are reported in the balance sheets at fair value in other current liabilities at December 31, 2011. For more information on the interest rate swaps outstanding see Note 7 in the notes to the Company’s financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2011, the Company’s internal control over financial reporting was effective based on those criteria.

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
Arden Hills, MN

We have audited the accompanying consolidated balance sheets of IntriCon Corporation and Subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations, shareholders’ equity and comprehensive income (loss), and cash flows for the years ended December 31, 2011, 2010 and 2009. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IntriCon Corporation and Subsidiaries as of December 31, 2011 and 2010 and the results of their operations and cash flows for the years ended December 31, 2011, 2010 and 2009, in conformity with U.S. generally accepted accounting principles.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 14, 2012

IntriCon Corporation
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

Years ended December 31	2011	2010	2009

Sales, net	$56,058	$58,697	$51,676

Costs of sales	43,392	43,684	40,625

Gross profit	12,666	15,013	11,051
Operating expenses:
Sales and marketing	3,185	3,133	2,962
General and administrative	5,797	5,801	5,374
Research and development	4,876	4,485	3,345
Total operating expenses	13,858	13,419	11,681
Operating income (loss)	(1,192)	1,594	(630)

Interest expense	(609)	(655)	(836)
Equity in income (loss) of partnerships	174	(135)	(150)
Other income (expense), net	42	(4)	(220)
Income (loss) from continuing operations before income taxes and discontinued operations	(1,585)	800	(1,836)

Income tax (expense) benefit	160	(145)	34
Income (loss) before discontinued operations	(1,425)	655	(1,802)

Loss from discontinued operations, net of income taxes	—	(329)	(2,119)
Gain on sale of discontinued operations, net of income taxes	—	35	—
Net income (loss)	$(1,425)	$361	$(3,921)

Basic income (loss) per share:
Continuing operations	$(.25)	$.12	$(.34)
Discontinued operations	—	(.05)	(.39)
Net income (loss)	$(.25)	$.07	$(.73)
Diluted income (loss) per share:
Continuing operations	$(.25)	$.12	$(.34)
Discontinued operations	—	(.05)	(.39)
Net income (loss)	$(.25)	$.07	$(.73)

See accompanying notes to the consolidated financial statements.

IntriCon Corporation
Consolidated Balance Sheets (In Thousands, Except Per Share Amounts)

At December 31,	2011	2010
Current assets:
Cash	$119	$281
Restricted cash	540	478
Accounts receivable, less allowance for doubtful accounts of $223 and $219 at December 31, 2011 and 2010, respectively	8,545	8,228
Inventories	11,720	8,331
Refundable income taxes	82	—
Other current assets	652	446
Total current assets	21,658	17,764

Machinery and equipment	39,170	36,610
Less: Accumulated depreciation	32,164	30,184
Net machinery and equipment	7,006	6,426

Goodwill	9,709	9,709
Investment in partnerships	1,283	1,109
Other assets, net	1,074	1,259
Total assets	$40,730	$36,267

Current liabilities:
Checks written in excess of cash	$396	$409
Current maturities of long-term debt	2,883	2,095
Accounts payable	6,298	3,161
Accrued salaries, wages and commissions	1,617	1,593
Deferred gain	110	110
Partnership payable	240	260
Income taxes payable	—	24
Other accrued liabilities	1,907	1,497
Total current liabilities	13,451	9,149

Long-term debt, less current maturities	8,217	6,465
Other postretirement benefit obligations	685	710
Long-term partnership payable	—	240
Deferred income taxes	—	169
Accrued pension liabilities	431	464
Deferred gain	385	495
Other long-term liabilities	115	4
Total liabilities	23,284	17,696
Commitments and contingencies (note 14)

Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 5,646 and 6,073 shares issued; 5,646 and 5,557 shares outstanding at December 31, 2011 and 2010, respectively	5,646	6,073
Additional paid-in capital	15,259	15,644
Accumulated deficit	(3,069)	(1,644)
Accumulated other comprehensive loss	(390)	(237)
Less: 516 common shares held in treasury, at cost	—	(1,265)
Total shareholders’ equity	17,446	18,571
Total liabilities and shareholders’ equity	$40,730	$36,267

See accompanying notes to the consolidated financial statements.

IntriCon Corporation
Consolidated Statements of Cash Flows (In Thousands)

Years ended December 31,	2011	2010	2009

Cash flows from operating activities:
Net income (loss)	$(1,425)	$361	$(3,921)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of discontinued operations	—	(35)	—
Loss on impairment of long lived assets and goodwill	—	—	910
Depreciation and amortization	2,258	2,601	2,470
Stock-based compensation	214	474	561
Loss (gains) on sale of property and equipment	8	28	(51)
Deferred taxes	(169)	40	(27)
Change in deferred gain	(110)	(110)	(166)
Allowance for doubtful accounts	4	(7)	9
Equity in (income) loss of partnerships	(174)	135	150
Changes in operating assets and liabilities:
Accounts receivable	(354)	(1,192)	1,763
Inventories	(3,391)	(164)	729
Other assets	(303)	159	201
Accounts payable	3,155	(468)	743
Accrued expenses	376	(223)	(1,249)
Other liabilities	(92)	17	(17)
Net cash (used) provided by continuing operations	(3)	1,616	2,105

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,582)	(1,811)	(1,467)
Cash paid for acquisitions, net of cash received	—	—	(1,342)
Proceeds from sales of property, plant and equipment	—	—	100
Proceeds from sale of discontinued operations, net	—	775	—
Proceeds from note receivable	—	—	225
Other	—	(7)	—
Net cash used by investing activities	(2,582)	(1,043)	(2,484)

Cash flows from financing activities:
Proceeds from stock purchases and exercise of stock options	230	261	152
Proceeds from long-term borrowings	16,685	12,194	17,813
Repayments of long-term debt	(14,145)	(13,074)	(17,180)
Payments of partnership payable	(260)	(260)	(260)
Change in restricted cash	(77)	(96)	(8)
Change in checks written in excess of cash	(13)	307	6
Net cash provided (used) by financing activities	2,420	(668)	523

Effect of exchange rate changes on cash	3	(9)	(8)
Increase (decrease) in cash	(162)	(104)	136
Cash beginning of year	281	385	249

Cash end of year	$119	$281	$385

See accompanying notes to the consolidated financial statements.

IntriCon Corporation
Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss)
(In Thousands)

	Common Stock Number of Shares	Common Stock $ Amount	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Comprehensive Income (loss)	Treasury Stock	Total Shareholders’ Equity
Balance December 31, 2008	5,858	$5,858	$14,122	$1,916	$(318)		$(1,265)	$20,313
Shares issued for the purchase of Datrix	75	75	195					270
Shares issued under the Employee Stock Purchase Plan	30	30	60					90
Shares issued in lieu of cash for services	3	3	7					10
Shares issued under the Non-employee Director and Exec. Officer Stock Purchase Program	20	20	42					62
Stock option expense			561					561
Net loss				(3,921)		$(3,921)		(3,921)
Change in fair value of interest rate swap, net of income taxes of $0					102	102		102
Translation gain, net of income taxes of $0					2	2		2
Comprehensive loss						$(3,817)
Balance December 31, 2009	5,986	$5,986	$14,987	$(2,005)	$(214)		$(1,265)	$17,489
Exercise of stock options	69	69	126					195
Shares issued under the Employee Stock Purchase Plan	15	15	50					65
Shares issued in lieu of cash for services	3	3	7					10
Stock option expense			474					474

Net income				361		$361		361
Change in fair value of interest rate swap, net of income taxes of $0					35	35		35
Translation loss, net of income taxes of $0					(58)	(58)		(58)
Comprehensive income						$338
Balance December 31, 2010	6,073	$6,073	$15,644	$(1,644)	$(237)		$(1,265)	$18,571

Exercise of stock options	69	69	91					160
Shares issued under the Employee Stock Purchase Plan	17	17	53					70
Shares issued in lieu of cash for services	3	3	6					9
Stock option expense			214					214
Retirement of Treasury Shares	(516)	(516)	(749)				1,265	—

Net loss				(1,425)		$(1,425)		(1,425)
Change in fair value of interest rate swap, net of income taxes of $0					(93)	(93)		(93)
Translation loss, net of income taxes of $0					(60)	(60)		(60)
Comprehensive income						$(1,578)
Balance December 31, 2011	5,646	$5,646	$15,259	$(3,069)	$(390)		$—	$17,446

See accompanying notes to the consolidated financial statements.

IntriCon Corporation

Notes to Consolidated Financial Statements (In Thousands, Except Per Share Data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (formerly Selas Corporation of America) (referred to as the Company, we, us or our) is an international company engaged in designing, developing, engineering and manufacturing body-worn devices. The Company serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature products, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, hearing instruments and professional audio communication devices. In addition to its operations in Minnesota, the Company has facilities in California, Maine, Singapore, Indonesia and Germany.

Basis of Presentation – In the fourth quarter of 2009, the Company initiated its plan to divest its non-core electronics segment to allow for greater focus on its body-worn device segment. On May 28, 2010 the Company completed the sale of substantially all of the assets of its electronics business to an affiliate of Shackleton Equity Partners. For all periods presented, the Company classified its former electronics products segment as discontinued operations. Consequently, the financial statements and footnote disclosures reflect continuing operations. See further information in Note 2.

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

Revenue Recognition – The Company recognizes revenue when the customer takes ownership, primarily upon product shipment, and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Customers have 30 days to notify the Company if the product is damaged or defective. Beyond that, there are no significant obligations that remain after shipment other than warranty obligations. Contracts with customers do not include product return rights, however, the Company may elect in certain circumstances to accept returns of products. The Company records revenue for product sales net of returns. Sales and use tax are reported on a net basis.

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

Fair Value of Financial Instruments – The carrying value of cash, accounts receivable, notes payable, and trade accounts payables, approximate fair value because of the short maturity of those instruments. The fair values of the Company’s long-term debt agreement approximate their carrying values based upon current market rates of interest.

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

Accounts Receivable – The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are shown net of allowance for uncollectible accounts of $223 and $219 at December 31, 2011 and 2010, respectively.

Inventories – Inventories are stated at the lower of cost or market. The cost of the inventories was determined by the average cost and first-in, first-out methods.

Property, Plant and Equipment – Property, plant and equipment are carried at cost. Depreciation is computed by straight-line and accelerated methods using estimated useful lives of 5 to 40 years for buildings and improvements, and 3 to 12 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Improvements are capitalized and expenditures for maintenance, repairs and minor renewals are charged to expense when incurred. At the time assets are retired or sold, the costs and accumulated depreciation are eliminated and the resulting gain or loss, if any, is reflected in the consolidated statement of operations. Depreciation expense was $1,994, $2,127, and $1,967 for the years ended December 31, 2011, 2010, and 2009, respectively.

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

The test for goodwill impairment is a two-step process, and is performed at least annually as of November 30th. The first step is a comparison of the fair value of the reporting unit with its carrying amount, including goodwill. If this step reflects impairment, then the loss would be measured as the excess of recorded goodwill over its implied fair value. Implied fair value is the excess of fair value of the reporting unit over the fair value of all identified assets and liabilities.

Other assets, net – The principal amounts included in other assets, net are a prepaid technology fee, debt issuance costs, and a technology fee. The debt issuance costs are being amortized over the related term utilizing the interest method and are included in interest expense, and the other assets are being amortized over their estimated useful life on a straight-line basis. Debt issuance cost included in interest expense was $142, $135 and $159 for the years ended December 31, 2011, 2010 and 2009, respectively. Amortization expense was $264, $262, and $260 for the years ended December 31, 2011, 2010 and 2009, respectively.

Investments in Partnerships – Certain of the Company’s investments in equity securities are long-tem, strategic investments in companies. The Company accounts for these investments under the equity method of accounting and records the investment at the amount the Company paid for its initial investment and adjusts for the Company’s share of the investee’s income or loss and dividends paid. The Company’s investments include an investment in Hearing Instrument Manufacturers Patent Partnership (K/S HIMPP) and a 50% interest in a joint venture with a Swiss company as more fully described in Note 17. The partnership interests are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be recoverable. To date there have been no impairment losses recognized.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation reserves are established to the extent the lack of future benefit from the deferred tax assets realization is more likely than not unable to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At January 1, 2011, the Company had no accrual for the payment of tax related interest and there was no tax interest or penalties recognized in the consolidated statements of operations. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2008-2011 and state tax returns for the fiscal year 2007-2011.

Employee Benefit Obligations – The Company provides pension and health care insurance for certain domestic retirees and employees of its operations discontinued in 2005. These obligations have been included in continuing operations as the Company retained these obligations. The Company also provides retirement related benefits for certain foreign employees. The Company measures the costs of its obligation based on actuarial determinations. The net periodic costs are recognized as employees render the services necessary to earn the post-retirement benefit and are recorded on the consolidated balance sheet as accrued pension liabilities.

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

Stock Option Plan – Under the various Company stock-based compensation plans, executives, employees and outside directors receive awards of options to purchase common stock. Under all awards, the terms are fixed at the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest from one to three years, and the option’s maximum term is 10 years. Options issued to directors vest from one to three years. One of the plans also permits the granting of stock awards, stock appreciation rights, restricted stock units and other equity based awards. The Company expenses grant-date fair values of stock options and awards ratably over the vesting period of the related share-based award. See Note 12 for additional information.

Product Warranty – The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability for the years ended December 31, 2011, 2010 and 2009.

	2011	2010	2009

Beginning of the year balance	$105	$71	$100

Warranty expense	27	116	48
Closed warranty claims	(50)	(82)	(77)
End of the year balance	$82	$105	$71

Patent Costs – Costs associated with the submission of a patent application are expensed as incurred given the uncertainty of the patents providing future economic benefit to the Company.

Advertising Costs – Advertising costs are charged to expense as incurred. Advertising costs were $3, $11, and $15, for the years ended December 31, 2011, 2010 and 2009, respectively, and are included in sales and marketing expense in the consolidated statements of operations.

Research and Development Costs – Research and development costs, net of customer funding, amounted to $4,876, $4,485, and $3,345 in 2011, 2010 and 2009, respectively, and are charged to expense when incurred.

Customer Funded Tooling Costs – The Company designs and develops molds and tools for reimbursement on behalf of several customers. Costs associated with the design and development of the molds and tools are charged to expense, net of the customer reimbursement amount. Customer funded tooling, net was income of $266, $35 and $21 for the years ended December 31, 2011, 2010 and 2009, respectively, and is included in research and development in the consolidated statements of operations.

Income (loss) Per Share – Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted income (loss) per common share reflects the potential dilution of securities that could share in the earnings. The Company uses the treasury stock method for calculating the dilutive effect of stock options.

Comprehensive Income (Loss) – Comprehensive income (loss) consists of net income (loss), change in fair value of derivative instruments and foreign currency translation adjustments and is presented in the consolidated statements of shareholders’ equity and comprehensive income (loss).

Foreign Currency Translation - The Company’s German subsidiary accounts for its transactions in its functional currency, the Euro. Foreign assets and liabilities are translated into United States dollars using the year-end exchange rates. Equity is translated at average historical exchange rates. Results of operations are translated using the average exchange rates throughout the year. Translation gains or losses are accumulated as a separate component of shareholders’ equity.

Derivative Financial Instruments — When deemed appropriate, the Company enters into derivative instruments. We do not use derivative financial instruments for speculative or trading purposes. All derivative transactions are linked to an existing balance sheet item or firm commitment, and the notional amount does not exceed the value of the exposure being hedged.

We recognize all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Changes in the fair value of derivative financial instruments are recognized periodically in shareholders’ equity as a component of accumulated other comprehensive income (loss) on the consolidated statements of operations. Generally, changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in accumulated other comprehensive income (loss), net of tax or, if ineffective, on the consolidated statements of operations.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued new guidance concerning fair value measurements and disclosure. The new guidance is the result of joint efforts by the FASB and the International Accounting Standards Board to develop a single, converged fair value framework on how to measure fair value and the necessary disclosures concerning fair value measurements. The guidance is effective for interim and annual periods beginning after December 15, 2011 and no early adoption is permitted. The Company is currently evaluating this new guidance and does not anticipate that the adoption will have a material impact on the consolidated financial statements.

In June 2011, the FASB issued an Accounting Standards Update (ASU) increasing the prominence of other comprehensive income (“OCI”) in the financial statements and providing companies two options for presenting OCI, which until now has typically been placed within the statement of equity. One option allows an OCI statement to be included with the statement of operations, and together the two will make a statement of total comprehensive income. Alternately, companies may present an OCI statement separate from the statement of operations; however, the two statements will have to appear consecutively within a financial report. This ASU does not affect the types of items that are reported in OCI, nor does it affect the calculation or presentation of earnings per share. For public companies, this ASU is effective for periods beginning after December 15, 2011. The Company will adopt the OCI presentation requirements beginning with its first quarter in 2012 and does not anticipate that the adoption will have a material impact on the consolidated financial statements.

In September 2011, the FASB issued an ASU that permits an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Under this ASU, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. This ASU is effective for annual periods beginning after December 15, 2011. We do not expect that it will have any material impact on our financial position and results of operations because it is a change in application of the goodwill impairment test only.

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

The Company recorded a net gain on sale of $35. The net gain was computed as follows during the second quarter of the 2010 fiscal year:

Cash	$4
Accounts receivable, net	773
Inventory, net	383
Other current assets	16
Property and equipment, net	72
Other assets	26
Accounts payable	(356)
Accrued expenses	(130)
Long-term debt	(48)
Total	$740
Cash proceeds received from Shackleton	850
Net assets sold	(740)
Transaction costs	(75)
Gain on sale of discontinued operations	$35

The following table shows the results of operations of the Company’s electronic products segment for the 2010 and 2009 fiscal years:

	Year Ended December 31,
	2010	2009

Sales, net	$2,346	$5,382
Operating costs and expenses	(2,670)	(5,653)
Loss on impairment of long lived asset and goodwill	—	(910)
Operating loss	(324)	(1,181)
Other expense, net	(5)	(923)
Loss from operations before income tax benefit	(329)	(2,104)
Income tax expense (benefit)	—	15
Net loss from discontinued operations	$(329)	$(2,119)

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

4. GEOGRAPHIC INFORMATION

The geographical distribution of long-lived assets and net sales to geographical areas as of and for the years ended December 31 are set forth below:

Long-lived Assets

	2011	2010

United States	$5,382	$5,027
Other – primarily Singapore	2,014	1,789
Consolidated	$7,396	$6,816

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

Net Sales to Geographical Areas

	2011	2010	2009

United States	$39,912	$40,108	$36,587
Germany	1,979	2,517	3,335
China	1,745	3,531	2,716
Switzerland	1,122	764	561
Singapore	715	1,367	892
France	1,424	1,625	1,428
Japan	1,473	1,810	1,741
United Kingdom	1,480	799	528
Turkey	766	401	298
Hong Kong	1,026	757	365
Vietnam	1,110	1,330	868
All other countries	3,306	3,688	2,357
Consolidated	$56,058	$58,697	$51,676

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

One customer accounted for 22 percent, 22 percent and 22 percent of the Company’s consolidated net sales in 2011, 2010 and 2009, respectively. A second customer accounted for 11 percent of the Company’s consolidated net sales in 2009. During 2011, 2010 and 2009 the top five customers accounted for approximately $25,000, $25,000 and $24,000 or 44 percent, 42 percent and 46 percent of the Company’s consolidated net sales, respectively.

At December 31, 2011, one customer accounted for 12 percent of the Company’s consolidated accounts receivable. One customer accounted for 13 percent of the Company’s consolidated accounts receivable at December 31, 2010.

5. GOODWILL

The Company performed the required goodwill impairment test as of November 30th for each of the years ended December 31, 2011, 2010 and 2009. The Company completed or obtained an analysis to assess the fair value of its reporting units to determine whether goodwill was impaired and the extent of such impairment, if any for the years ended December 31, 2011, 2010 and 2009. Based upon this analysis, the Company determined that its current goodwill balance was not impaired as of the date of testing.

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

The changes in the carrying amount of goodwill for the years presented are as follows:

Carrying amount at December 31, 2008	$7,581
Goodwill acquired during the year (Note 3)	2,136
Carrying amount at December 31, 2009	9,717
Revision to prior year purchase price allocation	(8)
Carrying amount at December 31, 2010	9,709
Changes to the carrying amount	—
Carrying amount at December 31, 2011	$9,709

6. INVENTORIES

Inventories consisted of the following:

December 31,	Raw materials	Work-in process	Finished products and components	Total

2011
Domestic	$4,198	$1,793	$2,317	$8,308
Foreign	2,174	1,078	160	3,412
Total	$6,372	$2,871	$2,477	$11,720

2010
Domestic	$3,614	$1,258	$1,129	$6,001
Foreign	1,667	476	187	2,330
Total	$5,281	$1,734	$1,316	$8,331

7. SHORT AND LONG-TERM DEBT

Short and long-term debt at December 31were as follows:

	2011	2010
Domestic Asset-Based Revolving Credit Facility	$5,369	$3,920
Foreign Overdraft and Letter of Credit Facility	1,881	1,377
Domestic Term Loan	3,500	2,563
Note Payable Datrix Purchase (See Note 3)	350	700
Total Debt	11,100	8,560
Less: Current maturities	(2,883)	(2,095)
Total Long Term Debt	$8,217	$6,465

	Payments Due by Period
	2012	2013	2014	2015	2016	Thereafter	Total
Domestic credit facility	$—	$—	$5,369	$—	$—	$—	$5,369
Domestic term loan	1,000	1,000	1,500	—	—	—	3,500
Domestic note payable	350	—	—	—	—	—	350
Foreign overdraft and letter of credit facility	1,533	271	61	16	—	—	1,881

Total debt	$2,883	$1,271	$6,930	$16	$—	$—	$11,100

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

Weighted average interest on our domestic credit facilities (including prior facilities) was 3.93%, 5.06% and 4.07% for 2011, 2010 and 2009, respectively.

The outstanding balance of the revolving credit facility was $5,369 and $3,920 at December 31, 2011 and 2010, respectively. The total remaining availability on the revolving credit facility was approximately $1,935 and $2,072 at December 31, 2011 and 2010, respectively. The credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable.

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

During 2011, the Company entered into interest rate swaps with The PrivateBank which are accounted for as effective cash flow hedges. The interest rate swaps had a combined initial notional amount of $5,500, with a portion of the swap amortizing on a basis consistent with the $250 quarterly installments required under the term loan. The interest rate swaps fix the Company’s one month LIBOR interest rate on the notional amounts at rates ranging from 4.33% - 4.62%. The interest rate swaps expire on August 13, 2014. Interest rate swaps, which are considered derivative instruments, of $93 are reported in the balance sheets at fair value in other current liabilities at December 31, 2011. The impact of the interest rate swaps and related additional disclosure is not considered material to the financial statements for 2011.

The borrowers are subject to various covenants under the credit facility, including financial covenants relating to minimum EBITDA, funded debt to EBITDA, fixed charge coverage ratio and capital expenditure financial covenants. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things: incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equityholders; purchase or redeem any of its equity interests or any warrants, options or other rights to equity; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; make payment on or changes to any subordinated debt; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. In March 2012, the Company entered into an amendment with The PrivateBank to waive certain covenant violations at December 31, 2011 and reset certain covenant thresholds defined in the agreement. After giving effect to the waiver, the Company was in compliance with all applicable covenants under the credit facility as of December 31, 2011.

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

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1,977 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.28% and 4.14% for the years ended December 31, 2011 and 2010. The outstanding balance was $1,881 and $1,377 at December 31, 2011 and 2010, respectively. The total remaining availability on the international senior secured credit agreement was approximately $832 and $600 at December 31, 2011 and 2010, respectively.

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31:

	2011	2010

Taxes, including payroll withholdings and excluding income taxes	$27	$4
Accrued professional fees	223	294
Pension	91	90
Postretirement benefit obligations	165	165
Other	1,401	944
	$1,907	$1,497

9. DOMESTIC AND FOREIGN INCOME TAXES

Domestic and foreign income taxes (benefits) were comprised as follows:

	Years ended December 31,
	2011	2010	2009
Current
Federal	$—	$—	$—
State	(33)	6	—
Foreign	42	99	(7)
	9	105	(7)
Deferred
Federal	—	—	—
State	—	—	—
Foreign	(169)	40	(27)
	(169)	40	(27)

Income taxes (benefit)	$(160)	$145	$(34)

Income (loss) from continuing operations before income taxes is as follows:
Foreign	$(636)	$634	$12
Domestic	(949)	166	(1,848)
	$(1,585)	$800	$(1,836)

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate based on income (loss) from continuing operations:

	Years ended December 31,
	2011	2010	2009

Tax provision at statutory rate	(34.0)%	34.0%	(34.0)%
Change in valuation allowance	39.9	(53.03)	31.2
Impact of permanent items, including stock based compensation expense	6.32	22.73	3.0
Effect of foreign tax rates	5.21	(2.97)	(0.0)
State taxes net of federal benefit	(2.12)	1.21	(0.4)
Effect of dividend of foreign subsidiary in prior year	0.0	30.61	0.0
Prior year provision to return true-up	(23.12)	0.0	0.0
Other	(2.28)	(10.12)	(1.6)

Domestic and foreign income tax rate	(10.09)%	22.43%	(1.8)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2011, and 2010 are presented below:

	2011	2010
Deferred tax assets:
Net operating loss carry forwards and credits – United States	$7,071	$6,353
Depreciation and amortization	132	197
Inventory related timing differences	475	478
Compensation accruals	963	702
Accruals and reserves	159	430
Other	210	201
Total deferred tax assets	9,010	8,361
Less: valuation allowance	9,010	8,361
Deferred tax assets net of valuation allowance	$—	$—

Deferred tax liabilities:
Plant and equipment, due to differences in depreciation and capitalized interest- Foreign	$—	$(169)
Total deferred tax liabilities	—	(169)
Net deferred tax	$—	$(169)

Domestic and foreign deferred taxes were comprised as follows:

December 31, 2011	Federal	State	Foreign	Total

Current deferred asset	$—	$—	$—	$—
Non-current deferred liability	—	—	—	—

Net deferred tax liability	$—	$—	$—	$—

December 31, 2010	Federal	State	Foreign	Total

Current deferred asset	$—	$—	$—	$—
Non-current deferred liability	—	—	(169)	(169)

Net deferred tax liability	$—	$—	$(169)	$(169)

The valuation allowance is maintained against deferred tax assets which the Company has determined are more likely than not unable to be realized. The change in valuation allowance was $649, $(399) and $1,493 for the years ended December 31, 2011, 2010 and 2009, respectively. In addition as of December 31, 2011, the Company has net operating loss carryforwards for Federal tax purposes of approximately $19,800. Subsequently recognized tax benefits, if any, relating to the valuation allowance for deferred tax assets or realization of net operating loss carryforwards will be reported in the consolidated statements of operations. If substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that are available to be utilized.

Excluded from the Company’s net operating loss carryforwards is $105 in tax deductions resulting from the exercise of non-qualified stock options during the year. Because the Company is currently in an NOL position, the $105 windfall is not recorded through additional paid-in capital until the tax benefit is recognized through a reduction in actual tax payments. For tax reporting purposes, the Company has actual federal and state net operating loss carryforwards of $19,905 and $5,937, respectively. These net operating loss carryforwards begin to expire in 2022 for federal tax purposes and 2017 for state tax purposes.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not unable to be realized. Based upon the Company’s assessment of all available evidence, including the previous three years of United States based taxable income and loss after permanent items, estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it is more likely than not that the Company will not be able to realize a portion of the deferred tax assets in the future. The Company will continue to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to change the valuation allowance against the gross deferred tax assets.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company determined all tax positions for which the statute of limitations remained open. As a result of the implementation, the Company did not record any adjustment to the liability for unrecognized income tax benefits or retained earnings. The Company does not have any unrecognized tax benefits as of December 31, 2011 and 2010.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal and local, or non-U.S. income tax examinations by tax authorities for the years starting before 2008 and state for the years starting before 2007. There are no other on-going or pending IRS, state, or foreign examinations.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense for all periods presented. During the tax years ended December 31, 2011, 2010, and 2009 the Company has no amounts accrued for the payment of interest and penalties.

10. EMPLOYEE BENEFIT PLANS

The Company has defined contribution plans for most of its domestic employees. Under these plans, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plans. In the second quarter of 2009, the Company elected to suspend employer contributions into the defined contribution plans. The Company contribution to these plans for 2011, 2010, and 2009 was $0, $0, and $74, respectively.

The Company provides post-retirement medical benefits to certain domestic full-time employees who meet minimum age and service requirements. In 1999, a plan amendment was instituted which limits the liability for post-retirement benefits beginning January 1, 2000 for certain employees who retire after that date. This plan amendment resulted in a $1,100 unrecognized prior service cost reduction which will be recognized as employees render the services necessary to earn the post-retirement benefit. The Company’s policy is to pay the cost of these post-retirement benefits when required on a cash basis. The Company also has provided certain foreign employees with retirement related benefits.

The following table presents the amounts recognized in the Company’s consolidated balance sheets at December 31, 2011 and 2010 for post-retirement medical benefits:

	2011	2010
Change in Projected Benefit Obligation
Projected benefit obligation at January 1	$875	$889
Interest cost	47	49
Actuarial loss	130	109
Participant contributions	85	77
Benefits paid	(287)	(249)

Projected benefit obligation at December 31	850	875

Change in fair value of plan assets
Employer contributions	202	172
Participant contributions	85	77
Benefits paid	(287)	(249)

Funded status	(850)	(875)

Amount recognized in consolidated balance sheets
Current liabilities	165	165
Noncurrent liabilities	685	710
Net amount recognized	$850	$875

Amount recognized in other comprehensive income
Unrecognized net actuarial gain	—	—
Total	$—	$—

Accrued post-retirement medical benefit costs are classified as other post-retirement benefit obligations as of December 31, 2011 and 2010.

Net periodic post-retirement medical benefit costs for 2011, 2010, and 2009 included the following components:

	2011	2010	2009
Service cost	$—	$—	$—
Interest cost	47	49	58

Net periodic post-retirement medical benefit cost	$47	$49	$58

For measurement purposes, an 8.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2011; the rate was assumed to decrease gradually to 3.5% by the year 2018 and remain at that level thereafter. The difference in the health care cost trend rate assumption may have a significant effect on the amounts reported. For example, increasing the assumed health care cost trend rates by one percentage point in each year would increase the accumulated post-retirement medical benefit obligation as of December 31, 2011 by $11 and the aggregate of the service and interest cost components of net periodic post-retirement medical benefit cost for the year ended December 31, 2011 by $1. Employer contributions for 2012 are expected to be approximately $122.

The assumptions used for the years ended December 31 were as follows:

	2011	2010	2009

Annual increase in cost of benefits	8.0%	8.0%	9.0%

Discount rate used to determine year-end obligations	5.5%	6.0%	6.0%

Discount rate used to determine year-end expense	6.0%	6.0%	7.0%

The following employer benefit payments, which reflect expected future service, are expected to be paid:

2012	$122
2013	$113
2014	$103
2015	$93
2016	$83
Years 2017 – 2021	$275

The Company provides retirement related benefits to former executive employees and to certain employees of foreign subsidiaries. The Company has consistently applied various assumptions in determining the fair market value of these liabilities including discount rates, and mortality tables. The liabilities established for these benefits at December 31, 2011 and 2010 are illustrated below.

	2011	2010

Current portion	$91	$90
Long-term portion	431	464

Total liability at December 31	$522	$554

11. CURRENCY TRANSLATION AND TRANSACTION ADJUSTMENTS

All assets and liabilities of foreign operations in which the functional currency is not the U.S. dollar are translated into U.S. dollars at prevailing rates of exchange in effect at the balance sheet date. Revenues and expenses are translated using average rates of exchange for the year. Adjustments resulting from the process of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as a separate component of shareholders’ equity, net of tax, where appropriate.

Foreign currency transaction amounts included in the consolidated statements of operations include a loss of $17, $134, and $13 in 2011, 2010, and 2009.

12. COMMON STOCK AND STOCK OPTIONS

The Company has a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. New grants may not be made under the 1994, the 2001 or the non-employee directors’ stock option plans; however, certain option grants under these plans remain exercisable as of December 31, 2011. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 699 shares. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan. On April 21, 2010, the Company’s shareholders approved an amendment to the 2006 Equity Incentive Plan to increase (i) the authorized number of shares of the Company’s common stock reserved and issuable under the plan by an additional 250 shares and (ii) the maximum number of incentive stock options that may be granted under the plan to be the same as the maximum number of shares that may be granted under the plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 equity incentive plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of December 31, 2011. Under all awards, the terms are fixed on the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 equity incentive plan. The director program gives each non-employee director the right under the 2006 Equity Incentive Plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There were 3 shares issued in lieu of cash for director fees under the director program for each of the years ended December 31, 2011, 2010 and 2009, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There were 0, 0 and 20 shares purchased under the management purchase program during the years ended December 31, 2011, 2010 and 2009, respectively.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2008	982	5.93

Options forfeited	(11)	10.69
Options granted	83	3.29
Options exercised	—	—
Outstanding at December 31, 2009	1,054	5.67

Options forfeited	(40)	4.97
Options granted	127	3.44
Options exercised	(69)	3.11
Outstanding at December 31, 2010	1,072	5.60

Options forfeited	(95)	3.07
Options granted	177	4.43
Options exercised	(69)	2.30

Outstanding at December 31, 2011	1,085	$5.84	$1,933

Exercisable at December 31, 2010	829	$5.93	$501

Exercisable at December 31, 2011	840	$6.32	$1,422

Available for future grant at January 1, 2011	323

Available for future grant at December 31, 2011	239

The number of shares available for future grant at December 31, 2011, does not include a total of up to 285 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of said options.

The weighted-average remaining contractual term of options exercisable at December 31, 2011, was 5.03 years. The total intrinsic value of options exercised during fiscal 2011, 2010, and 2009, was $163, $55, and $0, respectively.

The weighted-average per share fair value of options granted was $2.57, $1.86, and $1.71, in 2011, 2010, and 2009, respectively, using the Black-Scholes option-pricing model.

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2011	2010	2009
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	68.68 – 69.22%	62.03 – 62.16%	58.8 – 62.4%
Risk-free interest rate	2.06 - 2.22%	2.35 - 2.52%	1.27 - 2.58%
Expected life (years)	5.0	5.0	5.0

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

The Company recorded $214, $474 and $561 of non-cash stock option expense for the years ended December 31, 2011, 2010 and 2009, respectively. As of December 31, 2011, there was $417 of total unrecognized compensation costs related to non-vested awards that is expected to be recognized over a weighted-average period of 1.9 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan initially provided that a maximum of 100 shares may be sold under the Purchase Plan as of the date of adoption. On April 27, 2011, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares which may be purchased under the plan by an additional 100 shares. There were 17, 15 and 30 shares purchased under the plan for the years ended December 31, 2011, 2010 and 2009, respectively.

13. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Twelve months ended December 31,
	2011	2010	2009

Numerators:
Income (loss) before discontinued operations	$(1,425)	$655	$(1,802)
Loss from discontinued operations, net of taxes and gain on sale	—	(294)	(2,119)
Net income (loss)	$(1,425)	$361	$(3.921)

Denominator:
Basic – weighted shares outstanding	5,599	5,484	5,394
Weighted shares assumed upon exercise of stock options	—	51	—
Diluted – weighted shares outstanding	5,599	5,535	5,394

Basic earnings (loss) per share:
Continuing operations	$(.25)	$0.12	$(0.34)
Discontinued operations	—	(0.05)	(0.39)
Basic earnings (loss) per share:	$(.25)	$0.07	$(0.73)

Diluted earnings (loss) per share:
Continuing operations	$(.25)	$0.12	$(0.34)
Discontinued operations	—	(0.05)	(0.39)
Diluted earnings (loss) per share:	$(.25)	$0.07	$(0.73)

The Company excluded stock options of 1,085, 575, and 1,247, in 2011, 2010, and 2009, respectively, from the computation of the diluted income per share as their effect would be anti-dilutive. For additional disclosures regarding the stock options, see Note 12.

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

Total rent expense for 2011, 2010, and 2009 under leases pertaining primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more, aggregated $1,497, $1,365, and $1,211, respectively. Remaining rentals payable under such leases are as follows: 2012 - $1,432; 2013- $1,266; 2014 - $848; 2015 - $798; 2016 - $329, which includes two leased facilities in Minnesota that expire in 2013 and 2016, two leased facilities in Maine that expire in 2012 and 2017, one leased facility in California that expires in 2012, one leased facility in Singapore that expires in 2015, one leased facility in Indonesia that expires in 2016 and one leased facility in Germany that expires in 2012. Certain leases contain renewal options as defined in the lease agreements.

On October 5, 2007, the Company entered into employment agreements with its executive officers. The agreements call for payments ranging from six months to two years base salary and unpaid bonus, if any, to the executives should there be a change of control as defined in the agreement and the executives are not retained for a period of at least one year following such change of control. Under the agreements, all stock options granted to the executives would vest immediately and be exercisable in accordance with the terms of such stock options. The Company also agreed that if it enters into an agreement to sell substantially all of its assets, it will obligate the buyer to fulfill its obligations pursuant to the agreements. The agreements terminate, except to the extent that any obligation remains unpaid, upon the earlier of termination of the executive’s employment prior to a change of control or asset sale for any reason or the termination of the executive after a change of control for any reason other than by involuntary termination as defined in the agreements.

On July 20, 2008, the Company entered into a strategic alliance agreement with Dynamic Hearing Pty Ltd (“Dynamic Hearing”). Effective October 1, 2008, Dynamic Hearing granted a license to the Company to use certain of Dynamic Hearing’s technology. The initial term of the agreement was five years from the date of execution with an extension available upon agreement of the parties within two months of the expiration of the initial term; however, either party had ability to terminate the agreement after the second year of the term upon three months notice. The Company agreed to pay Dynamic Hearing: (i) an annual fee for access to the technology licensed pursuant to the agreement and (ii) an additional “second component” fee to maintain exclusive rights granted to the Company with respect to hearing health products. Additionally, IntriCon agreed to make royalty payments on products that incorporate Dynamic Hearing’s technology, and Dynamic Hearing has also agreed to provide the Company with engineering and other services in connection with the licensed technology. Minimal royalty payments were made for the years ended December 31, 2011 and 2010. The Company recorded $1,000 payable to Dynamic Hearing for the first two years of exclusive license fees described above which was paid during 2010. In January of 2011, the strategic alliance agreement was amended to, among other things, remove the “second component” fee for the remainder of the term and extend the date after which either party can terminate the agreement through December 2012. Exclusive rights and engineering and other services were amortized through September 2010. The technology access fee will be amortized through September 2017, the estimated useful life and is included in other assets, net on the balance sheet. The technology access fee asset was $312 and $206 as of December 31, 2011 and 2010, respectively.

15. RELATED-PARTY TRANSACTIONS

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $486, $477 and $477 for each of the years ended 2011, 2010 and 2009. On October 31, 2011 the subsidiary executed a lease amendment with the partnership to extend the term of the lease for two years. The total annual base rent expense, real estate taxes and other charges under the newly executed lease amendment are expected to be approximately $481.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of our Board of Directors. The Company paid approximately $217, $205, and $345 to Blank Rome LLP for legal services and costs in 2011, 2010 and 2009, respectively. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and SEC rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

16. STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:

	Years ended December 31,
	2011	2010	2009
Interest received	$1	$2	$3
Interest paid	461	531	469
Income taxes paid	4	7	35
Shares issued for services	10	10	10
Retirement of treasury shares	1,265	—	—
License agreement financed through licensor	—	—	—
Fair value of assets acquired in the acquisition of Datrix	—	—	2,788
Issuance of stock consideration for acquisition of Datrix	—	—	(270)
Note payable issued for acquisition of Datrix	—	—	(1,050)
Liabilities assumed in the acquisition of Datrix	—	—	(113)

17. INVESTMENT IN PARTNERSHIPS

In December 2006, the Company joined the Hearing Instrument Manufacturers Patent Partnership (K/S HIMPP). Members of the partnership include the largest six hearing aid manufacturers as well as several other smaller manufacturers. The purchase price of $1,800 included a 9% equity interest in K/S HIMPP as well as a license agreement that grants the Company access to over 45 US registered patents. The Company accounted for the K/S HIMPP investment using the equity method of accounting for common stock, as the equity interest is deemed to be “more than minor”. The unpaid balance of $240 at December 31, 2011 will be paid in one annual principal installment in 2012. The unpaid balance is unsecured and bears interest at an annual rate of 4%, which is payable annually with each installment. The investment in the partnership exceeded underlying net assets by approximately $1,475 at the time of the agreement. Based on the final assessment of the partnership, the Company determined that approximately $345 of the excess of the investment over the underlying partnership net assets relates to underlying patents (amortized on a straight-line basis over ten years). The remaining $1,130 of the excess of the investment over the underlying partnership net assets was assigned to the non-exclusive patent license agreement (amortized on a straight-line basis over ten years). The Company recorded a $34, $191 and $202 decrease in the carrying amount of the investment, reflecting amortization of the patents, patent license agreement and the Company’s portion of the partnership’s operating results for the years ended December 31, 2011, 2010 and 2009, respectively. The carrying amount of the K/S HIMPP partnership is $903 and $937 at December 31, 2011 and 2010, respectively. The remaining amount to amortize at December 31, 2011 is $148, for each of the years ending December 31, 2012 through 2016, respectively.

The Company owns a 50% interest in a joint venture with a Swiss company to market, design, manufacture, and sell audio coils to the hearing health industry. The Company recorded a $208 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the year ended December 31, 2011. The Company recorded an increase of approximately $56 and $53 in the carrying amount of the investment for the years ended December 31, 2010 and 2009. The carrying amount of the investment was $380 and $172 at December 31, 2011 and 2010, respectively. The Company had a receivable of approximately $376 and $285 related to management fees as of December 31, 2011 and 2010, respectively.

Condensed financial information of the joint venture at and for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Balance Sheet:
Current assets	$1,594	$1,424
Non-current assets	124	202
Total assets	$1,718	$1,626

Current liabilities	737	1,061
Stockholders’ equity	981	565
Total liabilities and stockholders’ equity	$1,718	$1,626

Income Statement:
Net revenues	$4,900	$3,953

Net income	$416	$112

18. REVENUE BY MARKET

The following table set forth, for the periods indicated, net revenue by market:

	Years Ended December 31,
	2011	2010	2009
Body-Worn Device Segment
Medical	$22,923	$24,594	$23,005
Hearing Health	21,032	21,007	18,432
Professional Audio Communications	12,103	13,096	10,239

Total Net Sales	$56,058	$58,697	$51,676

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures

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

Annual Incentive Plan

On March 12, 2012, the Compensation Committee of the Board of Directors of IntriCon adopted the Annual Incentive Plan for Executives and Key Employees, referred to as the Annual Incentive Plan, and the targets under such plan for 2012. Under the Annual Incentive Plan, IntriCon’s executive officers and key employees are eligible to receive incentive compensation based on (i) IntriCon achieving a designated level of financial results, referred to as the “plan target,” for a designated calendar year, referred to as a “plan year,” and (ii) if applicable, achievement of designated strategic objectives. The plan targets and strategic objectives, if any, will be determined each year by the Compensation Committee.

A participant will receive incentive compensation only if the minimum plan target is achieved. Based on IntriCon achieving from 80% to 150% of the plan target, IntriCon’s president and chief executive officer, Mark S. Gorder will be eligible to receive incentive compensation ranging from 25% to 75%, respectively, of his plan year base salary and each of the other executive officers named below will be eligible to receive incentive compensation ranging from 20% to 60%, respectively, of their plan year base salary. Key employees are eligible to receive from 5% to 37.5% of their plan year base salaries. Between these points, the amount of the incentive compensation available will increase or decrease proportionately based upon IntriCon achieving more or less than the plan target; however, no incentive compensation will be paid if IntriCon achieves less than 80% of the plan target and the maximum incentive compensation payable is capped at IntriCon achieving 150% of the plan target. The Committee has the discretion to determine whether (and at what level) the plan target and strategic objectives have been satisfied and to adjust the plan target and strategic objectives as circumstances warrant. The Committee also has the authority to weight the importance of the strategic objectives and to determine the amount of the awards if less than all of the strategic objectives are achieved.

For 2012, the plan target is based on 2012 net income; provided, that the plan target will not be achieved unless IntriCon’s 401(k) matching contribution for all employees has been restored retroactively to January 1, 2012 (and therefore reflected in net income). Further, the plan target must be achieved after accruing any incentive compensation payable under the Annual Incentive Plan. The Committee did not impose any strategic objectives for 2012 because the Committee believed that reaching the plan targets would necessitate meeting any strategic objectives they would otherwise have imposed.

The following table shows the potential amounts payable to the executive officers named below under the Annual Incentive Plan at different levels of the 2012 plan target.

	Potential incentive compensation payable under the Annual Incentive Plan at the following levels of the 2012 Plan Target:
	Minimum (80% of Plan Target)	Target (100% of Plan Target)	Maximum (150% of Plan Target)
Name	Potential Incentive Compensation
Mark S. Gorder	$93,750	$187,500	$281,250
Scott Longval	38,000	76,000	114,000
Christopher D. Conger	41,000	82,000	123,000
Michael P. Geraci	44,000	88,000	132,000
Dennis L. Gonsior	40,000	80,000	120,000
Greg Gruenhagen	35,000	70,000	105,000

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement relating to its 2012 annual meeting of shareholders, including but not necessarily limited to the sections of the 2012 proxy statement entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement relating to its 2012 annual meeting of shareholders, including but not necessarily limited to the sections of the 2012 proxy statement entitled “Director Compensation for 2011,” and “Executive Compensation”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement relating to its 2012 annual meeting of shareholders, including but not necessarily limited to the section of the 2012 proxy statement entitled “Share Ownership of Certain Beneficial Owners, Directors and Certain Officers.”

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2011:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	980	$6.07	342
Equity compensation plans not approved by security holders(2)	105	$3.68	—

Total	1,085	$5.84	342

(1) The amount shown in column (c) includes 239 shares issuable under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”) and 104 shares available for purchase under the Company’s Employee Stock Purchase Plan. Under the terms of the 2006 Plan, as outstanding options under the Company’s 2001 Stock Option Plan and Non-Employee Directors’ Stock Option Plan expire, the shares of common stock subject to the expired options will become available for issuance under the 2006 Plan. As of December 31, 2011, 285 shares of common stock were subject to outstanding options under the 2001 Stock Option Plan and Non-Employee Directors’ Stock Option Plan. Accordingly, if any of these options expire, the shares of common stock subject to expired options also will be available for issuance under the 2006 Plan.

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

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement relating to its 2012 annual meeting of shareholders, including but not necessarily limited to the sections of the 2012 proxy statement entitled “Certain Relationships and Related Party Transactions” and “Independence of the Board of Directors.”

ITEM 14.	Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement relating to its 2012 annual meeting of shareholders, including but not necessarily limited to the sections of the 2012 proxy statement entitled “Independent Registered Public Accounting Fee Information.”

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1)	Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.

Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009.

Consolidated Balance Sheets at December 31, 2011 and 2010.

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009.

Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009.

Notes to Consolidated Financial Statements.

2)	Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
SUPPLEMENTARY INFORMATION

To the Shareholders, Audit Committee and Board of Directors
IntriCon Corporation and Subsidiaries
Arden Hills, Minnesota

Our audits were made for the purpose of forming an opinion on the basic 2011, 2010 and 2009 consolidated financial statements of IntriCon Corporation and Subsidiaries taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the 2011, 2010 and 2009 basic consolidated financial statements and, in our opinion, is fairly stated in all materials respects in relation to the basic consolidated financial statements taken as a whole.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

Minneapolis, Minnesota
March 14, 2012

Schedule II - Valuation and Qualifying Accounts

INTRICON CORPORATION AND SUBSIDIARY COMPANIES

Valuation and Qualifying Accounts
December 31, 2011, 2010 and 2009.

Description	Balance at beginning of Year	“Addition” charged to costs and expense	“Less” deductions		Balance at end of year

Year ended December 31, 2011
Allowance for doubtful accounts	$219	$5	$1	(a)	$223
Deferred tax asset valuation allowance	$8,361	$649	$—		$9,010

Year ended December 31, 2010
Allowance for doubtful accounts	$226	$50	$57	(a)	$219
Deferred tax asset valuation allowance	$8,760	$1,069	$1,468		$8,361

Year ended December 31, 2009
Allowance for doubtful accounts	$332	$67	$173	(a)	$226
Deferred tax asset valuation allowance	$7,267	$1,493	$—		$8,760

a)	Uncollectible accounts written off.

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

+ 10.1.3	Amendment No. 1 to Amended and Restated 1994 Stock Option Plan (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2010.)

+ 10.1.4	Amendment No. 1 to Form of Stock Option Agreements granted under the Amended and Restated 1994 Stock Option Plan, as amended. (Included in Exhibit 10.1.3.)

+ 10.2.1	2001 Stock Option Plan. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2000.)

+ 10.2.2

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

10.4.1

Amended and Restated Office/Warehouse Lease, between Resistance Technology, Inc. and Arden Partners I. L.L.P. (of which Mark S. Gorder is one of the principal owners) dated November 1, 1996. (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 1996.)

10.4.2

Amended and Restated Office/Warehouse Lease Second Extension Agreement dated as of October 20, 2011 between IntriCon Inc. and Arden Partners I, L.L.P. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the Commission on November 14, 2011.)

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

10.17

Strategic Alliance Agreement among IntriCon Corporation and Dynamic Hearing Pty Ltd effective as of October 1, 2008 (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2008.)

10.18

First Amendment to Strategic Alliance Agreement among IntriCon Corporation and Dynamic Hearing Pty Ltd effective as of January 1, 2011 (Incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2010.)

10.19.1

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

10.19.2

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

10.19.3

Second Amendment to Loan and Security Agreement and Limited Consent dated as of August 12, 2011 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the Commission on November 14, 2011.)

10.19.4*

Third Amendment to Loan and Security Agreement and Waiver dated as of March 1, 2012 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company

10.20

Revolving Credit Note issued to The PrivateBank and Trust Company dated August 13, 2009 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Commission on November 16, 2009.)

10.21.1

Term Note issued to The PrivateBank and Trust Company dated August 13, 2009 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Commission on November 16, 2009.)

10.21.2

Term Note dated August 12, 2011 from IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation and IntriCon Datrix Corporation to The PrivateBank and Trust Company (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the Commission on November 14, 2011.)

10.22

Subordinated Non-Negotiable Promissory Note issued to Jon V. Barron dated August 13, 2009 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009 filed with the Commission on November 16, 2009.)

10.23

Amended and Restated Sale or Change of Control, Exclusivity and Noncompete Agreement dated November 12, 2011 between IntriCon Corporation and United Healthcare Services, Inc. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the Commission on November 14, 2011.)

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

99.1

Shareholders Agreement dated October 10, 2011 by and among the Company, United Healthcare Services, Inc., Mark S. Gorder, Michael J. McKenna, Robert N. Masucci, Nicolas A. Giordano, Philip N. Seamon, Christopher D. Conger, Michael P. Geraci, Scott Longval, Dennis L. Gonsior, and Greg Gruenhagen (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 filed with the Commission on November 14, 2011.)

101†

The following materials from IntriCon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (ii) Consolidated Balance Sheets as of December 31, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements

*	Filed herewith.
+	Denotes management contract, compensatory plan or arrangement.
†

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRICON CORPORATION (Registrant)

	By:	/s/ Scott Longval
Scott Longval Chief Financial Officer, Treasurer and Secretary

Dated: March 14, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark S. Gorder
Mark S. Gorder President and Chief Executive Officer and Director (principal executive officer) March 14, 2012

/s/ Scott Longval
Scott Longval Chief Financial Officer Treasurer and Secretary (principal accounting and financial officer) March 14, 2012

/s/Nicholas A. Giordano
Nicholas A. Giordano Director March 14, 2012

/s/Robert N. Masucci
Robert N. Masucci Director March 14, 2012

/s/ Michael J. McKenna
Michael J. McKenna Director March 14, 2012

/s/ Philip N. Seamon
Philip N. Seamon Director March 14, 2012

EXHIBIT INDEX

EXHIBITS:

10.19.4

Third Amendment to Loan and Security Agreement and Waiver dated as of March 1, 2012 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company

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

101†

The following materials from IntriCon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2011, 2010 and 2009; (ii) Consolidated Balance Sheets as of December 31, 2011 and 2010; (iii) Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009; (iv) Consolidated Statements of Shareholders’ Equity and Comprehensive Income (Loss) for the years ended December 31, 2011, 2010 and 2009; and (v) Notes to Consolidated Financial Statements

†

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.