Form 10-Q
period 2012-03-31
INTRICON CORP
filed 2012-05-07
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012

or

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on April 30, 2012 was 5,669,426.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

	March 31, 2012 (Unaudited)	December 31, 2011
Current assets:
Cash	$208	$119
Restricted cash	558	540
Accounts receivable, less allowance for doubtful accounts of $222 at March 31, 2012 and $223 at December 31, 2011	7,535	8,545
Inventories	11,759	11,720
Refundable income taxes	99	82
Other current assets	1,171	652
Total current assets	21,330	21,658

Machinery and equipment	39,520	39,170
Less: Accumulated depreciation	32,603	32,164
Net machinery and equipment	6,917	7,006

Goodwill	9,709	9,709
Investment in partnerships	1,296	1,283
Other assets, net	1,031	1,074
Total assets	$40,283	$40,730

Current liabilities:
Checks written in excess of cash	$568	$396
Current maturities of long-term debt	3,222	2,883
Accounts payable	5,725	6,298
Accrued salaries, wages and commissions	1,988	1,617
Deferred gain	110	110
Partnership payable	240	240
Other accrued liabilities	1,816	1,907
Total current liabilities	13,669	13,451

Long-term debt, less current maturities	7,158	8,217
Other postretirement benefit obligations	681	685
Accrued pension liabilities	434	431
Deferred gain	358	385
Other long-term liabilities	119	115
Total liabilities	22,419	23,284

Commitments and contingencies (note 10)

Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 5,666 and 5,646 shares issued outstanding at March 31, 2012 and December 31, 2011, respectively	5,666	5,646
Additional paid-in capital	15,401	15,259
Accumulated deficit	(2,826)	(3,069)
Accumulated other comprehensive loss	(377)	(390)
Total shareholders’ equity	17,864	17,446
Total liabilities and shareholders’ equity	$40,283	$40,730

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31, 2012 (Unaudited)	March 31, 2011 (Unaudited)

Sales, net	$16,524	$13,768
Cost of sales	12,367	10,688
Gross profit	4,157	3,080

Operating expenses:
Sales and marketing	875	803
General and administrative	1,626	1,404
Research and development	1,137	1,249
Total operating expenses	3,638	3,456
Operating income (loss)	519	(376)

Interest expense	(179)	(142)
Equity in income (loss) of partnerships	(24)	209
Other (expense) income	(39)	(8)
Income (loss) before income taxes	277	(317)

Income tax expense (benefit)	34	(27)
Net income (loss)	$243	$(290)

Net income (loss) per share:
Basic	$0.04	$(0.05)
Diluted	$0.04	$(0.05)

Average shares outstanding:
Basic	5,654	5,559
Diluted	5,933	5,559

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended
	March 31, 2012 (Unaudited)	March 31, 2011 (Unaudited)
Net income (loss)	$243	$(290)
Change in fair value of interest rate swap	(1)	—
Gain (loss) on foreign currency translation adjustment	14	(34)
Comprehensive income (loss)	$256	$(324)

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)

	Three Months Ended
	March 31, 2012 (Unaudited)	March 31, 2011 (Unaudited)
Cash flows from operating activities:
Net income (loss)	$243	$(290)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	541	582
Stock-based compensation	96	19
Loss on disposition of property	13	8
Change in deferred gain	(28)	(28)
Change in allowance for doubtful accounts	(2)	1
Equity in (income) loss of partnerships	24	(209)
Provision for deferred income taxes	—	20
Changes in operating assets and liabilities:
Accounts receivable	1,014	636
Inventories	(39)	(216)
Other assets	(590)	(264)
Accounts payable	(577)	1,094
Accrued expenses	311	(111)
Other liabilities	(2)	(81)
Net cash provided by operating activities	1,004	1,161

Cash flows from investing activities:
Purchases of property, plant and equipment	(398)	(188)
Net cash used in investing activities	(398)	(188)

Cash flows from financing activities:
Proceeds from long-term borrowings	3,734	2,418
Repayments of long-term borrowings	(4,471)	(2,951)
Proceeds from employee stock purchases and exercise of stock options	65	20
Change in restricted cash	(18)	1
Change in checks written in excess of cash	172	(335)
Net cash used in financing activities	(518)	(847)

Effect of exchange rate changes on cash	1	(8)

Net increase in cash	89	118
Cash, beginning of period	119	281

Cash, end of period	$208	$399

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of March 31, 2012 and December 31, 2011, and the consolidated results of its operations for the three months ended March 31, 2012 and 2011. Results of operations for the interim periods are not necessarily indicative of the results of the operations expected for the full year or any other interim period.

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements.

2.	New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update number 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), which defers the effective date of those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The adoption of ASU 2011-05 and ASU 2011-12 resulted in a change in how the Company presents the components of comprehensive income effective for the March 31, 2012 quarter-end.

3.	Product Warranty

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the three months ended March 31, 2012 and the year ended December 31, 2011:

	March 31, 2012	December 31, 2011
Beginning balance	$82	$105

Warranty expense	—	27
Closed warranty claims	(9)	(50)

Ending balance	$73	$82

4.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	March 31, 2012	December 31, 2011
United States	$5,427	$5,382
Other – primarily Singapore	1,880	2,014

Consolidated	$7,307	$7,396

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

The geographical distribution of net sales to geographical areas for the three months ended March 31, 2012 and 2011 were as follows:

	Three months ended
Net Sales to Geographical Areas	March 31, 2012	March 31, 2011

United States	$12,060	$9,950
Germany	590	542
China	514	527
Switzerland	294	180
Japan	412	289
France	377	376
Singapore	186	117
United Kingdom	601	217
Vietnam	296	201
Hong Kong	129	178
All other countries	1,065	1,191
Consolidated	$16,524	$13,768

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

For the three months ended March 31, 2012, two customers accounted for a combined 33 percent of the Company’s consolidated net sales. For the three months ended March 31, 2011, one customer accounted for 22 percent of the Company’s consolidated net sales.

At March 31, 2012, two customers accounted for 10 and 11 percent, respectively, of the Company’s consolidated accounts receivable. At December 31, 2011, one customer accounted for 12 percent of the Company’s consolidated accounts receivable.

5.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total

March 31, 2012:
Domestic	$3,615	$1,840	$2,617	$8,072
Foreign	2,713	767	207	3,687
Total	$6,328	$2,607	$2,824	$11,759

December 31, 2011:
Domestic	$4,198	$1,793	$2,317	$8,308
Foreign	2,174	1,078	160	3,412
Total	$6,372	$2,871	$2,477	$11,720

6.	Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	March 31, 2012	December 31, 2011

Domestic Asset-Based Revolving Credit Facility	$4,618	$5,369
Foreign Overdraft and Letter of Credit Facility	2,162	1,881
Domestic Term-Loan	3,250	3,500
Note Payable Datrix Purchase	350	350
Total Debt	10,380	11,100
Less: Current maturities	(3,222)	(2,883)
Total Long-Term Debt	$7,158	$8,217

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with The PrivateBank and Trust Company. The credit facility, as amended, provides for:

■

an $8,000 revolving credit facility, with a $200 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

■	a term loan of $4,000.

In August 2011, the Company amended the credit facility with The PrivateBank. Per the terms of the amended agreement, the maturity of both the term loan and the revolving credit facility was extended to expire on August 13, 2014. Further, the term loan was increased from its then current balance of $2,225 to $4,000 and certain financial covenants were reset.

In March 2012, the Company entered into an amendment with The PrivateBank to waive certain covenant violations at December 31, 2011 and reset certain covenants in the agreement. The Company was in compliance with all applicable covenants under the credit facility, as amended, as of March 31, 2012.

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

Weighted average interest on the domestic asset-based revolving credit facility was 4.75% for the three months ended March 31, 2012 and 3.93% for the year ended December 31, 2011. The outstanding balance of the revolving credit facility was $4,618 and $5,369 at March 31, 2012 and December 31, 2011, respectively. The total remaining availability on the domestic revolving credit facility was approximately $2,499 and $1,935 at March 31, 2012 and December 31, 2011, respectively. The credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250, commencing with the calendar quarter ended September 30, 2011. Any remaining principal and accrued interest is payable on August 13, 2014. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan. The outstanding principal balance of the term loan was $3,250 and $3,500 at March 31, 2012 and December 31, 2011, respectively.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1,977 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.95% for the three months ended March 31, 2012 and 4.28% for the year ended December 31, 2011. The outstanding balance was $2,162 and $1,881 at March 31, 2012 and December 31, 2011, respectively. The total remaining availability on the international senior secured credit agreement was approximately $551 and $832 at March 31, 2012 and December 31, 2011, respectively.

Datrix Promissory Note

A portion of the purchase price of the Datrix acquisition was paid by the issuance of a promissory note to the seller in the amount of $1,050 bearing annual interest at 6%. The remaining principal amount of the promissory note is payable in one installment of $350 plus interest on August 13, 2012. The note bears annual interest at 6% and is payable with each installment of principal as set forth above. The Company made the first two installment payments, including interest, of $413 and $395 on August 13, 2010 and August 13, 2011, respectively.

7.	Income Taxes

Income tax expense for the three months ended March 31, 2012 was $34, compared to benefit of ($27) for the same period in 2011. The expense for the three months ended March 31, 2012 was primarily due to foreign operating income. The benefit for the three months ended March 31, 2011 was primarily due to Federal Alternative Minimum Tax refunds, partially offset by foreign operating income (loss). The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the three months ended March 31, 2012 and 2011:

	Three months ended
	March 31, 2012	March 31, 2011
United States	$186	$(308)
Singapore	(49)	(56)
Indonesia	12	—
Germany	128	47
Income (loss) before income taxes	$277	$(317)

8.	Shareholders’ Equity and Stock-based Compensation

The Company has a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. New grants may not be made under the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of March 31, 2012. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 699 shares. The Plan was amended in 2010 to allow for an additional 250 shares issuable under the plan. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan. On May 1, 2012, the Company’s shareholders approved an amendment to the 2006 Equity Incentive Plan to among other things, increase the authorized number of shares of the Company’s common stock reserved and issuable under the plan by an additional 300 shares.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 Equity Incentive Plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the programs discussed in the next two paragraphs, had been granted as of March 31, 2012. Under all awards, the terms are fixed on the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 equity incentive plan. The director program gives each non-employee director the right under the 2006 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There was 1 share issued in lieu of cash for director fees under the director program for each of the three months ended March 31, 2012 and 2011, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s common stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of common stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company, subject to the discretion of the Board to prohibit any transactions in common stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the three months ended March 31, 2012 or 2011.

Stock option activity as of and during the three months ended March 31, 2012 was as follows:

	Number of Shares	Weighted- average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2011	1,085	$5.84	$1,933
Options forfeited or cancelled	(3)	6.76
Options granted	140	6.26
Options exercised	(17)	2.40

Outstanding at March 31, 2012	1,205	$5.93	$2,342

Exercisable at March 31, 2012	844	$6.33	$1,707

Available for future grant at December 31, 2011	239

Available for future grant at March 31, 2012	102

The number of shares available for future grant at March 31, 2012 does not include a total of up to 268 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan as of March 31, 2012, which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $3.71 for options granted during the three months ended March 31, 2012. The weighted average fair value of options granted was $2.34 for options granted during the three months ended March 31, 2011.

The Company calculates expected volatility for stock options and awards using the Company’s historical volatility.

The Company currently estimates a five percent forfeiture rate for stock options, but will continue to review this estimate in future periods.

The risk-free rates for the expected terms of the stock options and awards is based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average remaining contractual life of options exercisable at March 31, 2012 was 4.90 years.

The Company recorded $96 of non-cash stock option expense for the three months ended March 31, 2012. The Company recorded $19 of non-cash stock option expense for the three months ended March 31, 2011. As of March 31, 2012, there was $823 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 2.11 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan initially provided that a maximum of 100 shares may be sold under the Purchase Plan as of the date of adoption. On April 27, 2011, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares which may be purchased under the plan by an additional 100 shares. There were 4 shares purchased under the plan for each of the three months ended March 31, 2012 and 2011, respectively.

9.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three months ended
	March 31, 2012	March 31, 2011
Numerator:
Net income (loss)	$243	$(290)

Denominator:
Basic – weighted shares outstanding	5,654	5,559
Weighted shares assumed upon exercise of stock options	279	—
Diluted – weighted shares outstanding	5,933	5,559

Income (loss) per share:
Basic	$0.04	$(0.05)
Diluted	$0.04	$(0.05)

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

Excluded from the computation of diluted earnings per share for the three months ended March 31, 2012 were outstanding options to purchase approximately 329 common shares because the effect was anti-dilutive. Excluded from the computation of diluted earnings per share for the three months ended March 31, 2011 were all options outstanding of approximately 1,040 common shares, because the effect would have been anti-dilutive due to the Company’s net loss in the period.

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

11.	Related-Party Transactions

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $120 and $122 for the three months ended March 31, 2012 and 2011, respectively. On October 31, 2011, the subsidiary executed a lease amendment with the partnership to extend the term of the lease for two years. The total annual base rent expense, real estate taxes and other charges under the lease amendment are expected to be approximately $481 through October 2013.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three months ended March 31, 2012, the Company paid that firm approximately $16 for legal services and costs. For the three months ended March 31, 2011, the Company paid that firm approximately $7 for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

12.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Three months ended
	March 31, 2012	March 31, 2011

Interest paid	$135	$138
Income taxes paid	5	—

13.	Investment in Partnerships

The Company owns a 9% partnership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP), and is a party to a license agreement that grants the Company access to over 45 US registered patents. The Company recorded a decrease of $49 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three months ended March 31, 2012. The Company recorded an increase of $43 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three months ended March 31, 2011.

The Company owns a 50% interest in a joint venture with a Swiss company to market, design, manufacture, and sell audio coils to the hearing health industry. The Company has recorded an increase of $25 in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three months ended March 31, 2012. The Company has recorded an increase of $166 in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three months ended March 31, 2011.

Condensed unaudited financial information of the joint venture was as follows:

	March 31, 2012	December 31, 2011
Balance Sheet:
Current assets	$1,575	$1,594
Non-current assets	125	124
Total assets	$1,700	$1,718

Current liabilities	$669	$737
Stockholders’ equity	1,031	981
Total liabilities and stockholders’ equity	$1,700	$1,718

	Three Months Ended
	March 31, 2012	March 31, 2011
Income Statement:
Net revenues	$1,151	$1,481

Net income	$50	$332

14.	Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended
	March 31, 2012	March 31, 2011

Medical	$6,104	$5,413
Hearing Health	7,573	5,428
Professional Audio Communications	2,847	2,927

Total Revenue	$16,524	$13,768

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (together with its subsidiaries referred to as the “Company”, “IntriCon,” “we”, “us” or “our”) is an international company engaged in designing, developing, engineering and manufacturing body-worn devices.

In addition to its operations in Minnesota, the Company has facilities in Maine, California, Singapore, Indonesia and Germany.

Information contained in this section of this Quarterly Report on Form 10-Q and expressed in U.S. dollars is presented in thousands (000s), except for per share data and as otherwise noted.

Core Technologies Overview

IntriCon serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature products, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, hearing instruments and professional audio communication devices.Over the past five years, the Company has increased investments in the continued development of four critical core technologies: Ultra-Low-Power (ULP) Digital Signal Processing (DSP), Ultra-Low-Power Wireless, Microminiaturization, and Miniature Transducers. These four core technologies serve as the foundation of current and future product platform development, designed to meet the rising demand for smaller, portable more advanced devices. The continued advancements in this area have allowed the Company to further enhance the mobility and effectiveness of miniature body-worn devices.

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

The medical industry is faced with pressures to reduce the cost of healthcare. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture components for medical devices that are easier to use, are more miniature, use less power, and are lighter. These devices measure with greater accuracy and provide more functions while reducing the costs to manufacture these devices. The industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity is commonly referred to as bio-telemetry. Through the further development of our ULP BodyNet family, we believe the bio-telemetry offers a significant future opportunity. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices. We believe our strategic partnership with Advanced Medical Electronics Corp. (AME) will allow us to develop new bio-telemetry devices that better connect patients and care givers, providing critical information and feedback. Current examples of IntriCon bio-telemetry products used by medical device manufacturers include wireless continuous glucose monitors that measure glucose levels and provide real-time blood glucose trend information and cardiac diagnostic monitor (CDM) devices.

During the second quarter of 2011, IntriCon submitted the Centauri, its first generation CDM device, for 510(k) approval with the Food and Drug Administration (FDA). The Company received FDA approval in August of 2011. The features of the Centauri electrocardiogram (ECG) monitor are event recording combined with wireless transmission of the patient data to a remote service center, which then forwards the information to the doctor.

The Sirona, a CDM device which incorporates PhysioLink technology, was submitted for 510(k) approval in the third quarter of 2011. The Company received FDA approval in November of 2011. The Sirona ECG platform is essentially two products in one design because it can be used as an event recorder and a holter monitor. This platform is very small, rechargeable, and water spray proof. The Company is working to incorporate both the Centauri and Sirona devices into the customized software packages of future customers and believes the devices will drive further gains in latter 2012.

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

Based on our investments in core technologies, specifically nanoDSP and our new wireless PhysioLink technologies, IntriCon is building a new generation of affordable, high-quality hearing aids and similar amplifier devices under contracts for OEM’s. DSP devices have better clarity, attractive pricing points and an improved ability to filter out background noise. During 2010, we introduced the Overtus™ DSP amplifier. The Overtus DSP amplifier is designed to optimize open in the canal (ITC) type fittings. The amplifier algorithm contains two patented features, an advanced adaptive feedback canceller, Reliant CLEAR, optimized for open ITC fittings and an acoustic switch, AcousTAP, eliminating the need for a mechanical switch and allowing for further miniaturization. Further, with the Overtus technology, we have developed our own complete hearing device, the all-new, patent-pending APT™ Open ITC. The APT is powered by the Overtus which includes our Reliant CLEAR adaptive feedback canceller and the AcousTAP acoustic push button. In addition, the APT utilizes the patent pending Concha Lock System technology that allows for the suspension of an open in-the-ear device in the ear canal. These features create stable and effective amplification, occlusion-free comfort and easy integration into existing fitting systems. Our OEM customers now have the option of using Overtus in their own devices, or purchasing our complete APT device. We believe the introductions of the APT and Lumen devices and the Overtus amplifier will solidify our position as a leader of high-performance adaptive DSP hearing instrument amplifiers. Furthermore, we believe our strategic alliance with Dynamic Hearing will allow us to develop new body-worn applications and further expand both our hearing health and professional audio product portfolio.

In October 2011, the Company announced it entered into a manufacturing agreement to become a manufacturer of hearing aids to hi HealthInnovations, a UnitedHealth Group company. hi HealthInnovations launched a suite of high-tech, lower-cost hearing devices for the estimated 36 million Americans with hearing loss. An estimated 75 percent of people who can benefit from hearing devices do not use them, largely due to the high cost. hi HealthInnovations offers consumers technically advanced hearing aids, including those based on the APT hearing aid platform.

Overall, we believe the hearing health market holds significant opportunities for the Company. In the United States, Europe and Japan, the 65-year-old-plus age demographic is one of the fastest growing segments of the population, and many of those individuals could, at some point, benefit from a hearing device that uses IntriCon’s proprietary technology.

Professional Audio Communications
IntriCon entered the high-quality audio communication device market in 2001, and now has a line of miniature, professional audio headset products used by customers focusing on homeland security and emergency response needs. The line includes several communication devices that are extremely portable and perform well in noisy or hazardous environments. These products are well suited for applications in the fire, law enforcement, safety, aviation and military markets. In addition, the Company has a line of miniature ear- and head-worn devices used by performers and support staff in the music and stage performance markets. The Company also serves U.S. government security agencies in this market. We believe performance in difficult listening environments and wireless operations will continue to improve as these products increasingly include our proprietary nanoDSP, wireless nanoLink and PhysioLink technologies.

During 2012, we will begin marketing our line of situational listening devices (SLD’s) intended to help people hear in noisy environments like restaurants and automobiles, and listen to television, music, and direct broadcast by wireless connection. Such devices are intended to be supplements to conventional hearing aids, which do not handle those situations well. The SLD’s will be based on our ULP wireless nanoLink technology and our PhysioLink technology, which were recently demonstrated at the annual convention of the American Academy of Audiology. The product line consists of an earpiece, TV transmitter, companion microphone, iPod/iPhone transmitter, and USB transmitter.

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

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

▪	the ability to successfully implement the Company’s business and growth strategy;
▪	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection therewith;
▪	potential obligations to indemnify the purchaser of our former electronics business for certain material claims that may arise;
▪	the volume and timing of orders received by the Company;
▪	changes in estimated future cash flows;
▪	ability to collect on our accounts receivable;
▪	foreign currency movements in markets the Company services;
▪	changes in the global economy and financial markets;
▪	weakening demand for the Company’s products due to general economic conditions;
▪	changes in the mix of products sold;
▪	ability to meet demand;
▪	changes in customer requirements;
▪	timing and extent of research and development expenses;
▪	FDA approval, timely release and acceptance of the Company’s products;
▪	competitive pricing pressures;
▪	pending and potential future litigation;
▪	cost and availability of electronic components and commodities for the Company’s products;
▪	ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;
▪	ability to comply with covenants in our debt agreements;
▪	ability to repay debt when it comes due;
▪	the loss of one or more of our major customers;
▪	ability to identify, complete and integrate acquisitions;
▪	effects of legislation;
▪	effects of foreign operations;
▪	foreign currency risks;
▪	ability to develop new products such as Centauri, Overtus, Scenic and APT;
▪	ability to recruit and retain engineering and technical personnel;
▪	the costs and risks associated with research and development investments;
▪	delays in United States government budget and debt ceiling approval;
▪	risks under our manufacturing agreement with hi HealthInnovations;
▪	the recent recessions in Europe and the debt crisis in certain countries in the European Union;
▪	our ability and the ability of our customers to protect intellectual property; and
▪	loss of members of our senior management team.

For a description of these and other risks, see Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and other risks described elsewhere in this Quarterly Report on Form 10-Q, or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Results of Operations

Sales, net

Our net sales are comprised of three main markets: medical, hearing health, and professional audio communications. Below is a summary of our sales by main markets for the three months ended March 31, 2012 and 2011:

			Change
Three months ended March 31	2012	2011	Dollars	Percent
Medical	$6,104	$5,413	$691	12.8%
Hearing Health	7,573	5,428	2,145	39.5%
Professional Audio Communications	2,847	2,927	(80)	(2.7%)
Consolidated Net Sales	$16,524	$13,768	$2,756	20.0%

For the three months ended March 31, 2012, we experienced an increase of 12.8 percent in net sales in the medical market compared to the same period in 2011, driven by higher sales to Medtronic and other key medical customers. Management believes there is an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, referred to as bio-telemetry, which in the past resulted in further growth in our medical business. We are also working with our strategic partner, AME, on proprietary biotelemetry technologies that will enable us to develop new devices that connect patients and care givers, providing critical information and feedback.

Net sales in our hearing health business for the three months ended March 31, 2012 increased 39.5 percent compared to the same period in 2011, primarily driven by sales to hi HealthInnovations. We believe long term prospects in our hearing health business remain strong as we continue to develop and launch advanced technologies, such as our nanoDSP, Overtus, APT and Lumen products, which will enhance the performance of hearing devices. In addition, we believe that the hi HealthInnovations agreement holds tremendous potential. Further, we believe the market indicators in the hearing health industry, including the aging world population, suggest long-term industry growth.

Net sales to the professional audio device sector decreased 2.7 percent for the three months ended March 31, 2012 compared to the same period in 2011. We believe that the primary driver of the decrease was due to softness in niche international markets. We believe our extensive portfolio of communication devices that are portable, smaller and perform well in noisy or hazardous environments will provide for future long-term growth in this market.

Gross profit
Gross profit, both in dollars and as a percent of sales, for the three months ended March 31, 2012 and 2011, was as follows:

	2012		2011		Change
Three months ended March 31	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent

Gross profit	$4,157	25.2%	$3,080	22.4%	$1,077	35.0%

In 2012, gross profit increased primarily due to increased sales of higher margin medical and hearing health products, and the impact of various ongoing profit enhancement programs, partially offset by infrastructure builds in Asia. The Company further expanded its low-cost manufacturing capabilities during the three months ended March 31, 2012. The continued ramp-up of the Company’s Indonesian facility provides low-cost manufacturing options to drive ongoing margin improvement and pursue additional high-volume manufacturing opportunities. In addition, the Company increased the medical manufacturing infrastructure at its Singapore facility in anticipation of future medical business. While the investment in infrastructure at both facilities constrained margins, the company anticipates favorable margin impact beginning in the 2012 third quarter.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three months ended March 31, 2012 and 2011 were:

	2012		2011		Change
Three months ended March 31	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Sales and marketing	$875	5.3%	$803	5.8%	$72	9.0%
General and administrative	1,626	9.8%	1,404	10.2%	222	15.8%
Research and development	1,137	6.9%	1,249	9.1%	(112)	(9.0%)

Sales and marketing were relatively flat as compared to the prior year period. General and administrative expenses increased over the prior year period primarily due to the new Indonesia manufacturing facility. Research and development decreased over the prior year primarily due to a reduction in fee for service work by third parties. The Company believes this reduction is temporary and anticipants the expense to resume to historical levels in the second quarter of 2012.

Interest expense

Net interest expense for the three months ended March 31, 2012 was $179 compared to $142 for the respective period in 2011. The increase in interest expense was primarily due to higher average debt balances and interest rates as compared to the prior year.

Equity in income (loss) of partnerships

The equity in income (loss) of partnerships for the three months ended March 31, 2012 was ($24) compared to $209 for the respective period in 2011, due to changes in carrying amounts described below.

The Company recorded a decrease of $49 in the carrying amount of the HIMPP investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three months ended March 31, 2012, compared to an increase of $43 in the same respective period in 2011.

The Company recorded an increase of $25 in the carrying amount of IntriCon’s investment in a joint venture, reflecting the Company’s portion of the joint venture’s operating results for the three months ended March 31, 2012. For the three months ended March 31, 2011, the Company recorded an increase of $166.

Other income (expense)

Other income (expense) for the three months ended March 31, 2012 was ($39) compared to ($8) for the same period in 2011. The change in other income (expense) primarily related to unfavorable changes in foreign currency exchange rates.

Income taxes

Income tax expense (benefit) for the three months ended March 31, 2012 was $34 compared to ($27) for the same period in 2011. The expense for the three months ended March 31, 2012 was primarily due to foreign operating income. The benefit for the three months ended March 31, 2011 was primarily due to Federal Alternative Minimum Tax refunds, partially offset by foreign operating income (loss).

Liquidity and Capital Resources

As of March 31, 2012, we had $208 of cash on hand. Sources of our cash for the three months ended March 31, 2012 have been from our operations and financing activities, as described below.

The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Three months Ended
	March 31, 2012	March 31, 2011
Cash provided by (used in):
Operating activities	$1,004	$1,161
Investing activities	(398)	(188)
Financing activities	(518)	(847)
Effect of exchange rate changes on cash	1	(8)
Increase in cash	$89	$118

The most significant items that contributed to the $1,004 of cash provided by operating activities was the reduction in accounts receivable, partially offset by decreases in accounts payable and increases in other assets related to timing.

Net cash used in investing activities consisted of purchases of property, plant and equipment of $398.

Net cash used in financing activities of ($518) was comprised primarily of net repayments of $737.

The Company had the following bank arrangements:

	March 31, 2012	December 31, 2011

Total borrowing capacity under existing facilities	$13,080	$13,517

Facility Borrowings:
Domestic revolving credit facility	4,618	5,369
Domestic term loan	3,250	3,500
Foreign overdraft and letter of credit facility	2,162	1,881
Total borrowings and commitments	10,030	10,750
Remaining availability under existing facilities	$3,050	$2,767

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with The PrivateBank and Trust Company. The credit facility, as amended, provides for:

▪

an $8,000 revolving credit facility, with a $200 subfacility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

▪	a term loan of $4,000.

In August 2011, the Company amended the credit facility with The PrivateBank. Per the terms of the amended agreement, the maturity of both the term loan and the revolving credit facility was extended to expire on August 13, 2014. Further, the term loan was increased from its then current balance of $2,225 to $4,000 and certain financial covenants were reset.

In March 2012, the Company entered into an amendment with The PrivateBank to waive certain covenant violations at December 31, 2011 and reset certain covenants in the agreement. The Company was in compliance with all applicable covenants under the credit facility, as amended, as of March 31, 2012.

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

Weighted average interest on the domestic asset-based revolving credit facility was 4.75% for the three months ended March 31, 2012 and 3.93% for the year ended December 31, 2011. The outstanding balance of the revolving credit facility was $4,618 and $5,369 at March 31, 2012 and December 31, 2011, respectively. The total remaining availability on the domestic revolving credit facility was approximately $2,499 and $1,935 at March 31, 2012 and December 31, 2011, respectively. The credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250, commencing with the calendar quarter ended September 30, 2011. Any remaining principal and accrued interest is payable on August 13, 2014. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan. The outstanding principal balance of the term loan was $3,250 and $3,500 at March 31, 2012 and December 31, 2011, respectively.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1,977 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.95% for the three months ended March 31, 2012 and 4.28% for the year ended December 31, 2011. The outstanding balance was $2,162 and $1,881 at March 31, 2012 and December 31, 2011, respectively. The total remaining availability on the international senior secured credit agreement was approximately $551 and $832 at March 31, 2012 and December 31, 2011, respectively.

Datrix Promissory Note

A portion of the purchase price of the Datrix acquisition was paid by the issuance of a promissory note to the seller in the amount of $1,050 bearing annual interest at 6%. The remaining principal amount of the promissory note is payable in one installment of $350 plus interest on August 13, 2012. The note bears annual interest at 6% and is payable with each installment of principal as set forth above. The Company made the first two installment payments, including interest, of $413 and $395 on August 13, 2010 and August 13, 2011, respectively.

We believe that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs and for repayment of maturing debt for at least the next 12 months. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. Furthermore, if we fail to meet our financial and other covenants under our loan agreements, absent waiver, we will be in default of the loan agreements and our lenders could take action that would adversely affect our business. There can be no assurance that our lenders will provide a waiver of any default in our loan covenants. While management believes that we will be able to meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company’s revenue recognition, accounts receivable reserves, inventory valuation, goodwill, long-lived assets, deferred taxes policies and employee benefit obligations. With the exception of the revenue recognition policy below, these and other significant accounting policies are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Revenue Recognition – The Company recognizes revenue when the customer takes ownership, primarily upon product shipment, and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable.

Customers have 30 days to notify the Company if the product is damaged or defective. Beyond that, there are no significant obligations that remain after shipment other than warranty obligations. Contracts with customers do not include product return rights, however, the Company may elect in certain circumstances to accept returns of products. The Company records revenue for product sales net of returns. Sales and use tax are reported on a net basis. The Company defers recognition of revenue on discounts to customers if discounts are considered significant.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

For information regarding the Company’s exposure to certain market risks, see Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. There have been no material changes in the Company’s market risk exposures which have occurred since December 31, 2011.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2012 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The information contained in note 10 to the Consolidated Condensed Financial Statements in Part I of this quarterly report is incorporated by reference herein.

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect the Company’s business, financial condition or future results. The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits

10.1

Third Amendment to Loan and Security Agreement and Waiver dated as of March 1, 2012 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company (incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2011).

10.2	Annual Incentive Plan for Executives and Key Employees (management contract, compensatory plan or arrangement).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three Months Ended March 31, 2012 and 2011; (iii) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2012 and 2011; (iv) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2012 and 2011; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION (Registrant)

Date: May 7, 2012	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: May 7, 2012
	By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

10.1

Third Amendment to Loan and Security Agreement and Waiver dated as of March 1, 2012 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company (incorporated by reference from the Company’s annual report on Form 10-K for the year ended December 31, 2011).

10.2	Annual Incentive Plan for Executives and Key Employees (management contract, compensatory plan or arrangement).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 31, 2012 (Unaudited) and December 31, 2011; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three Months Ended March 31, 2012 and 2011; (iii) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2012 and 2011; (iv) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)for the Three Months Ended March 31, 2012 and 2011; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.