Form 10-Q
period 2012-06-30
INTRICON CORP
filed 2012-08-13
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012

or

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on July 31, 2012 was 5,674,396.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION
ITEM 1. Financial Statements
INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

	June 30, 2012 (Unaudited)	December 31, 2011
Current assets:
Cash	$238	$119
Restricted cash	537	540
Accounts receivable, less allowance for doubtful accounts of $221 at June 30, 2012 and $223 at December 31, 2011	7,365	8,545
Inventories	12,104	11,720
Refundable income taxes	23	82
Other current assets	1,381	652
Total current assets	21,648	21,658

Machinery and equipment	40,182	39,170
Less: Accumulated depreciation	33,092	32,164
Net machinery and equipment	7,090	7,006

Goodwill	9,709	9,709
Investment in partnerships	1,282	1,283
Other assets, net	972	1,074
Total assets	$40,701	$40,730

Current liabilities:
Checks written in excess of cash	$649	$396
Current maturities of long-term debt	3,264	2,883
Accounts payable	4,711	6,298
Accrued salaries, wages and commissions	1,807	1,617
Deferred gain	110	110
Partnership payable	240	240
Other accrued liabilities	2,606	1,907
Total current liabilities	13,387	13,451

Long-term debt, less current maturities	7,856	8,217
Other postretirement benefit obligations	673	685
Accrued pension liabilities	410	431
Deferred gain	330	385
Other long-term liabilities	149	115
Total liabilities	22,805	23,284

Commitments and contingencies (note 10)

Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 5,674 and 5,646 shares issued outstanding at June 30, 2012 and December 31, 2011, respectively	5,674	5,646
Additional paid-in capital	15,535	15,259
Accumulated deficit	(2,908)	(3,069)
Accumulated other comprehensive loss	(405)	(390)
Total shareholders’ equity	17,896	17,446
Total liabilities and shareholders’ equity	$40,701	$40,730

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2012 (Unaudited)	June 30, 2011 (Unaudited)	June 30, 2012 (Unaudited)	June 30, 2011 (Unaudited)

Sales, net	$15,841	$13,943	$32,365	$27,711
Cost of sales	12,163	10,784	24,530	21,472
Gross profit	3,678	3,159	7,835	6,239

Operating expenses:
Sales and marketing	754	885	1,629	1,688
General and administrative	1,613	1,492	3,239	2,896
Research and development	1,134	1,025	2,271	2,274
Total operating expenses	3,501	3,402	7,139	6,858
Operating income (loss)	177	(243)	696	(619)

Interest expense	(179)	(145)	(358)	(287)
Equity in income (loss) of partnerships	(14)	120	(38)	329
Other expense	(9)	(29)	(48)	(37)
Income (loss) before income taxes	(25)	(297)	252	(614)

Income tax expense (benefit)	57	(3)	91	(30)
Net income (loss)	$(82)	$(294)	$161	$(584)

Net income (loss) per share:
Basic	$(0.01)	$(0.05)	$0.03	$(0.10)
Diluted	$(0.01)	$(0.05)	$0.03	$(0.10)

Average shares outstanding:
Basic	5,670	5,569	5,662	5,564
Diluted	5,670	5,569	5,939	5,564

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30, 2012 (Unaudited)	June 30, 2011 (Unaudited)	June 30, 2012 (Unaudited)	June 30, 2011 (Unaudited)
Net income (loss)	$(82)	$(294)	$161	$(584)
Change in fair value of interest rate swap	6	—	5	—
Gain (loss) on foreign currency translation adjustment	(34)	4	(20)	(31)
Comprehensive income (loss)	$(110)	$(290)	$146	$(615)

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)

	Six Months Ended
	June 30, 2012 (Unaudited)	June 30, 2011 (Unaudited)
Cash flows from operating activities:
Net income (loss)	$161	$(584)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,099	1,160
Stock-based compensation	195	82
Loss on disposition of property	13	8
Change in deferred gain	(55)	(55)
Change in allowance for doubtful accounts	(1)	1
Equity in (income) loss of partnerships	38	(329)
Provision for deferred income taxes	—	(2)
Changes in operating assets and liabilities:
Accounts receivable	1,220	709
Inventories	(378)	(489)
Other assets	(829)	(578)
Accounts payable	(1,599)	763
Accrued expenses	799	210
Other liabilities	127	(36)
Net cash provided by operating activities	790	860

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,060)	(566)
Net cash used in investing activities	(1,060)	(566)

Cash flows from financing activities:
Proceeds from long-term borrowings	7,883	6,736
Repayments of long-term borrowings	(7,875)	(6,526)
Proceeds from employee stock purchases and exercise of stock options	107	73
Change in restricted cash	25	(38)
Change in checks written in excess of cash	253	(394)
Net cash provided by (used in) financing activities	393	(149)

Effect of exchange rate changes on cash	(4)	16

Net increase in cash	119	161
Cash, beginning of period	119	281

Cash, end of period	$238	$442

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of June 30, 2012 and December 31, 2011, and the consolidated results of its operations for the three and six months ended June 30, 2012 and 2011. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period.

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements.

2.	New Accounting Pronouncements

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update number 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), which defers the effective date of those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The adoption of ASU 2011-05 and ASU 2011-12 resulted in a change in how the Company presented the components of comprehensive income upon adoption effective January 1, 2012.

3.	Product Warranty

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the six months ended June 30, 2012 and the year ended December 31, 2011:

	June 30, 2012	December 31, 2011
Beginning balance	$82	$105

Warranty expense	4	27
Closed warranty claims	(9)	(50)

Ending balance	$77	$82

4.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	June 30, 2012	December 31, 2011
United States	$5,466	$5,382
Other – primarily Singapore	2,014	2,014

Consolidated	$7,480	$7,396

Long-lived assets consist of property and equipment and certain other assets that are difficult to move and relatively illiquid. Excluded from long-lived assets are investments in partnerships, patents, license agreements and goodwill. The Company capitalizes long-lived assets pertaining to the production of specialized parts. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted cash flows exceeds the carrying value of the assets.

The geographical distribution of net sales to geographical areas for the three and six months ended June 30, 2012 and 2011 were as follows:

	Three months ended		Six months ended
Net Sales to Geographical Areas	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

United States	$11,639	$9,961	$23,699	$19,911
Germany	397	287	987	829
China	822	604	1,336	1,131
Switzerland	256	192	550	372
Japan	256	457	668	746
France	360	440	737	816
Singapore	846	247	1,032	364
United Kingdom	443	243	1,044	460
Vietnam	267	334	563	535
Hong Kong	178	274	307	452
All other countries	377	904	1,442	2,095
Consolidated	$15,841	$13,943	$32,365	$27,711

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

For the three and six months ended June 30, 2012, two customers accounted for a combined 33 percent of the Company’s consolidated net sales. For the three and six months ended June 30, 2011, two customers accounted for a combined 32 percent and one customer accounted for 22 percent of the Company’s consolidated net sales, respectively.

At June 30, 2012, two customers combined accounted for 23 percent of the Company’s consolidated accounts receivable. At December 31, 2011, one customer accounted for 12 percent of the Company’s consolidated accounts receivable.

5.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total

June 30, 2012:
Domestic	$3,678	$1,781	$2,466	$7,925
Foreign	3,260	729	190	4,179
Total	$6,938	$2,510	$2,656	$12,104

December 31, 2011:
Domestic	$4,198	$1,793	$2,317	$8,308
Foreign	2,174	1,078	160	3,412
Total	$6,372	$2,871	$2,477	$11,720

6.	Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	June 30, 2012	December 31, 2011

Domestic Asset-Based Revolving Credit Facility	$5,646	$5,369
Foreign Overdraft and Letter of Credit Facility	2,124	1,881
Domestic Term-Loan	3,000	3,500
Note Payable Datrix Purchase	350	350
Total Debt	11,120	11,100
Less: Current maturities	(3,264)	(2,883)
Total Long-Term Debt	$7,856	$8,217

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

In March 2012, the Company entered into an amendment with The PrivateBank to waive certain covenant violations at December 31, 2011 and reset certain covenants in the agreement. The Company was in compliance with all applicable covenants under the credit facility, as amended, as of June 30, 2012.

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

Weighted average interest on the domestic asset-based revolving credit facility was 4.66% for the six months ended June 30, 2012 and 3.93% for the year ended December 31, 2011. The outstanding balance of the revolving credit facility was $5,646 and $5,369 at June 30, 2012 and December 31, 2011, respectively. The total remaining availability on the domestic revolving credit facility was approximately $1,464 and $1,935 at June 30, 2012 and December 31, 2011, respectively. The credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250, commencing with the calendar quarter ended September 30, 2011. Any remaining principal and accrued interest is payable on August 13, 2014. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan. The outstanding principal balance of the term loan was $3,000 and $3,500 at June 30, 2012 and December 31, 2011, respectively.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that originally provided for a $1,977 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.00% for the six months ended June 30, 2012 and 4.28% for the year ended December 31, 2011. The outstanding balance was $2,124 and $1,881 at June 30, 2012 and December 31, 2011, respectively. The total remaining availability on the international senior secured credit agreement was approximately $589 and $832 at June 30, 2012 and December 31, 2011, respectively.

Datrix Promissory Note

A portion of the purchase price of the Datrix acquisition was paid by the issuance of a promissory note to the seller in the amount of $1,050 bearing annual interest at 6%. The remaining principal amount of the promissory note is payable in one installment of $350 plus interest on August 13, 2012.

7.	Income Taxes

Income tax expense for the three and six months ended June 30, 2012 was $57 and $91, respectively, compared to benefit of $3 and $30 for the same periods in 2011. The expense for the three and six months ended June 30, 2012 was primarily due to foreign operating income. The benefit for the three and six months ended June 30, 2011 was primarily due to Federal Alternative Minimum Tax refunds, partially offset by foreign operating income (loss). The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the three and six months ended June 30, 2012 and 2011:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
United States	$(264)	$(223)	$(78)	$(537)
Singapore	61	(137)	12	(206)
Indonesia	11	—	23	—
Germany	167	63	295	129
Income (loss) before income taxes	$(25)	$(297)	$252	$(614)

8.	Shareholders’ Equity and Stock-based Compensation

The Company has a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. New grants may not be made under the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of June 30, 2012. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 699 shares. The Plan was amended in 2010 to allow for an additional 250 shares issuable under the plan. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan. On May 1, 2012, the Company’s shareholders approved an amendment to the 2006 Equity Incentive Plan to among other things, increase the authorized number of shares of the Company’s common stock reserved and issuable under the plan by an additional 300 shares.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 Equity Incentive Plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the programs discussed in the next two paragraphs, had been granted as of June 30, 2012. Under all awards, the terms are fixed on the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 equity incentive plan. The director program gives each non-employee director the right under the 2006 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There were 1 and 1 shares issued in lieu of cash for director fees under the director program for each of the three and six months ended June 30, 2012 and 2011, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s common stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of common stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company, subject to the discretion of the Board to prohibit any transactions in common stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the three and six months ended June 30, 2012 or 2011. Stock option activity as of and during the six months ended June 30, 2012 was as follows:

	Number of Shares	Weighted- average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2011	1,085	$5.84
Options forfeited or cancelled	(3)	6.76
Options granted	182	6.42
Options exercised	(20)	2.54

Outstanding at June 30, 2012	1,244	$5.97	$2,171

Exercisable at June 30, 2012	917	$6.16	$1,781

Available for future grant at December 31, 2011	239

Available for future grant at June 30, 2012	359

The number of shares available for future grant at June 30, 2012 does not include a total of up to 267 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan as of June 30, 2012, which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $4.28 and $3.84, respectively, for options granted during the three and six months ended June 30, 2012. The weighted average fair value of options granted was $2.63 and $2.57, respectively, for options granted during the three and six months ended June 30, 2011.

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

The weighted average remaining contractual life of options exercisable at June 30, 2012 was 5.24 years.

The Company recorded $99 and $195 of non-cash stock option expense for the three and six months ended June 30, 2012, respectively. The Company recorded $63 and $82 of non-cash stock option expense for the three and six months ended June 30, 2011, respectively. As of June 30, 2012, there was $899 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 2.12 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan initially provided that a maximum of 100 shares may be sold under the Purchase Plan as of the date of adoption. On April 27, 2011, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares which may be purchased under the plan by an additional 100 shares. There were 5 and 9 shares purchased under the plan for the three and six months ended June 30, 2012, respectively, and a total of 4 and 8 shares purchased for the three and six months ended June 30, 2011, respectively.

9.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Net income (loss)	$(82)	$(294)	$161	$(584)

Denominator:
Basic – weighted shares outstanding	5,670	5,569	5,662	5,564
Weighted shares assumed upon exercise of stock options	—	—	277	—
Diluted – weighted shares outstanding	5,670	5,569	5,939	5,564

Income (loss) per share:
Basic	$(0.01)	$(0.05)	$0.03	$(0.10)
Diluted	$(0.01)	$(0.05)	$0.03	$(0.10)

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

Excluded from the computation of diluted earnings per share for the six months ended June 30, 2012 were outstanding options to purchase approximately 329 common shares because the effect was anti-dilutive. All shares were excluded from the diluted earnings per share computation from the three months ended June 30, 2012 due to the net loss for the period. Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2011 were all options outstanding of approximately 1,158 common shares, due to the Company’s net loss in the periods.

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

The Company’s former French subsidiary, Selas SAS, filed for insolvency in France and is being managed by a court appointed judiciary administrator. The Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding.

The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect our consolidated financial position, liquidity or results of operations.

11.	Related-Party Transactions

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $120 and $240 for the three and six months ended June 30, 2012, respectively. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $122 and $244 for the three and six months ended June 30, 2011, respectively. On October 31, 2011, the subsidiary executed a lease amendment with the partnership to extend the term of the lease for two years. The total annual base rent expense, real estate taxes and other charges under the lease amendment are expected to be approximately $481 through October 2013.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three and six months ended June 30, 2012, the Company paid that firm approximately $50 and $66, respectively, for legal services and costs. For the three and six months ended June 30, 2011, the Company paid that firm approximately $97 and $104, respectively, for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

12.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Six months ended
	June 30, 2012	June 30, 2011

Interest paid	$408	$278
Income taxes paid	5	—

13.	Investment in Partnerships

The Company owns a 9% partnership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP), and is a party to a license agreement that grants the Company access to over 45 US registered patents. The Company recorded a decrease of $39 and $88 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and six months ended June 30, 2012, respectively. The Company recorded a decrease of $37 and an increase of $6 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and six months ended June 30, 2011, respectively.

As of June 30, 2012, the Company owned a 50% interest in a joint venture, Global Coils, with a Swiss company to market, design, manufacture, and sell audio coils to the hearing health industry. The Company has recorded an increase of $25 and $50 in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three and six months ended June 30, 2012, respectively. The Company has recorded a $157 and $323 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three and six months ended June 30, 2011, respectively. See Note 15.

Condensed unaudited financial information of the joint venture was as follows:

	June 30, 2012	December 31, 2011
Balance Sheet:
Current assets	$2,152	$1,594
Non-current assets	84	124
Total assets	$2,236	$1,718

Current liabilities	$1,205	$737
Stockholders’ equity	1,031	981
Total liabilities and stockholders’ equity	$2,236	$1,718

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Income Statement:
Net revenues	$1,140	$1,428	$2,291	$2,920

Net income	$50	$314	$100	$646

14.	Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended		Six Months Ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011

Medical	$6,183	$5,770	$12,287	$11,183
Hearing Health	6,201	5,285	13,774	10,713
Professional Audio Communications	3,457	2,888	6,304	5,815

Total Revenue	$15,841	$13,943	$32,365	$27,711

15.	Subsequent Events

On August 6, 2012 the Company completed the sale of its 50 percent interest in Global Coils, to their joint venture partner Audemars SA. The Global Coils joint venture was in the business of marketing, designing, manufacturing, and selling audio coils to the hearing health industry. The sale allows the Company to provide a greater focus on its core medical body-worn device business. The terms of the agreement include a cash payment of $426 that was made at closing, and subsequent payments to be made over time.

Additionally, on August 6, 2012, the Company and its domestic subsidiaries entered into a Fourth Amendment to Loan and Security Agreement and Consent with The PrivateBank and Trust Company, referred to as the Bank, pursuant to which:

▪	the Bank consented to the sale of the Global Coils joint venture interest and the application of the proceeds to the pay down of the revolving credit facility;

▪	the Loan and Security Agreement with the Bank was amended to delete clause 9.3(g); and

▪	the fixed charge covenant ratio was amended.

For further information, see the Fourth Amendment to Loan and Security Agreement and Consent, a copy of which is filed as Exhibit 10.2 hereto.

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

Miniature Transducers
IntriCon’s advanced microphone and receiver technology has been pushing the limits of size and performance for over a decade. In 2007, we increased our product portfolio and expertise in miniature transducers through the acquisition of Tibbetts Industries, Inc. Our miniature transducers, which have been incorporated into various product platforms, enhance the reliability, sensitivity, supply voltage, and output level in body-worn devices. These enhancements allow us to make devices that are extremely portable and perform well in noisy or hazardous environments. We recently introduced our 151Hi SPL microphone which provides the latest advances in microphone technology. These small devices are well-suited for applications in the aviation, fire, law enforcement, safety and military markets. Our technology also is used for technical surveillance by law enforcement and security agencies, and by performers and production staff in the music and stage performance markets. Also included in our transducer line are medical coils and micro coils used in pacemaker programming and interventional catheter positioning applications.

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

Results of Operations

Sales, net

Our net sales are comprised of three main markets: medical, hearing health, and professional audio communications. Below is a summary of our sales by main markets for the three and six months ended June 30, 2012 and 2011:

			Change
Three months ended June 30	2012	2011	Dollars	Percent
Medical	$6,183	$5,770	$413	7.2%
Hearing Health	6,201	5,285	916	17.3%
Professional Audio Communications	3,457	2,888	569	19.7%
Consolidated Net Sales	$15,841	$13,943	$1,898	13.6%

Six months ended June 30
Medical	$12,287	$11,183	$1,104	9.9%
Hearing Health	13,774	10,713	3,061	28.6%
Professional Audio Communications	6,304	5,815	489	8.4%
Consolidated Net Sales	$32,365	$27,711	$4,654	16.8%

For the three and six months ended June 30, 2012, we experienced an increase of 7.2 percent and 9.9 percent, respectively, in net sales in the medical market compared to the same periods in 2011, driven by higher sales to Medtronic and other key medical customers. This marks the sixth consecutive quarter of revenue growth in our medical business. Management believes there is an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, referred to as bio-telemetry, which in the past resulted in further growth in our medical business. We are also working with our strategic partner, AME, on proprietary biotelemetry technologies that will enable us to develop new devices that connect patients and care givers, providing critical information and feedback.

Net sales in our hearing health business for the three and six months ended June 30, 2012 increased 17.3 percent and 28.6 percent, respectively, compared to the same periods in 2011, primarily driven by sales to hi HealthInnovations. Currently, we have satisfied hi HealthInnovations’ initial product ramp-up needs for 2012 and in the near term we expect minimal new orders. The hi HealthInnovations program is based on a development of an innovative new distribution channel, and while hi HealthInnovations continues to make progress, there are challenges to be overcome and it is difficult to project program needs at this time; however, we do believe in the long-term potential of this program. We continue to support hi HealthInnovations in building the infrastructure to provide high quality, affordable hearing healthcare to their customers. Examples of our efforts include the development and validation of hardware and software, providing quality management system support, and device tracking and analysis support. We believe this will position hi HealthInnovations to aggressively expand this program to their customer base. We believe long term prospects in our hearing health business remain strong as we continue to develop and launch advanced technologies, such as our nanoDSP, Overtus, APT and Lumen products, which will enhance the performance of hearing devices. Further, we believe the market indicators in the hearing health industry, including the aging world population, suggest long-term industry growth.

Net sales to the professional audio device sector increased 19.7 percent and 8.4 percent, respectively, for the three and six months ended June 30, 2012 compared to the same periods in 2011. The significant increase over prior year related to the partial fulfillment of a large headset contract. The remainder of this order will be filled in the second half of the 2012. We believe our extensive portfolio of communication devices that are portable, smaller and perform well in noisy or hazardous environments will provide for future long-term growth in this market.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three and six months ended June 30, 2012 and 2011, was as follows:

	2012		2011		Change
Three months ended June 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent

Gross profit	$3,678	23.2%	$3,159	22.7%	$519	16.4%

Six months ended June 30

Gross profit	$7,835	24.2%	$6,239	22.5%	$1,596	25.6%

In 2012, gross profit increased primarily due to greater sales across our three core markets, partially offset by infrastructure costs in Asia. The Company further expanded its low-cost manufacturing capabilities during the six months ended June 30, 2012. The continued ramp-up of the Company’s Indonesian facility provides low-cost manufacturing options to drive ongoing margin improvement and the ability to pursue additional high-volume manufacturing opportunities. In addition, the Company increased the medical manufacturing infrastructure at its Singapore facility in anticipation of future medical business. While the investment in infrastructure at both facilities constrained margins, the Company anticipates favorable margin impact beginning in the 2012 third quarter.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three and six months ended June 30, 2012 and 2011 were:

	2012		2011		Change
Three months ended June 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Sales and marketing	$754	4.8%	$885	6.3%	$(131)	(14.8%)
General and administrative	1,613	10.2%	1,492	10.7%	121	8.1%
Research and development	1,134	7.2%	1,025	7.4%	109	10.6%

Six months ended June 30
Sales and marketing	$1,629	5.0%	$1,688	6.1%	$(59)	(3.5%)
General and administrative	3,239	10.0%	2,896	10.5%	343	11.8%
Research and development	2,271	7.0%	2,274	8.2%	(3)	(0.1%)

Sales and marketing expenses were slightly below the comparable prior year periods. General and administrative expenses increased over the prior year periods primarily due to the new Indonesia manufacturing facility. Research and development increased over the prior year three month period primarily due to spending on the hi HealthInnovations program. Research and development was flat as compared to the prior year six month period due to the hi HealthInnovations spending indicated above, offset by a reduction in fee for service work by third parties.

Interest expense

Net interest expense for the three and six months ended June 30, 2012 was $179 and $358, respectively, compared to $145 and $287 for the respective periods in 2011. The increase in interest expense was primarily due to higher average debt balances and higher interest rates as compared to the prior year.

Equity in income (loss) of partnerships

The equity in income (loss) of partnerships for the three and six months ended June 30, 2012 was ($14) and ($38), respectively, compared to $120 and $329 for the respective periods in 2011, due to changes in carrying amounts described below.

The Company recorded a decrease of $39 and $88 in the carrying amount of the HIMPP investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and six months ended June 30, 2012, respectively, compared to a decrease of $37 and an increase of $6 in the same respective periods in 2011.

The Company recorded an increase of $25 and $50 in the carrying amount of IntriCon’s investment in a joint venture, reflecting the Company’s portion of the joint venture’s operating results for the three and six months ended June 30, 2012, respectively. For the three and six months ended June 30, 2011, the Company recorded an increase of $157 and $323, respectively. See Note 15 of Notes to Consolidated Condensed Financial Statements.

Other expense

Other expense for the three and six months ended June 30, 2012 was $9 and $48, respectively, compared to $29 and $37 for the same periods in 2011. The change in other expense primarily related to unfavorable changes in foreign currency exchange rates.

Income taxes

Income tax expense (benefit) for the three and six months ended June 30, 2012 was $57 and $91, respectively, compared to ($3) and ($30) for the same periods in 2011. The expense for the three and six months ended June 30, 2012 was primarily due to foreign operating income. The benefit for the three and six months ended June 30, 2011 was primarily due to Federal Alternative Minimum Tax refunds, partially offset by foreign operating income (loss).

Liquidity and Capital Resources

As of June 30, 2012, we had $238 of cash on hand. Sources of our cash for the six months ended June 30, 2012 have been from our operations and financing activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Six months Ended
	June 30, 2012	June 30, 2011
Cash provided by (used in):
Operating activities	$790	$860
Investing activities	(1,060)	(566)
Financing activities	393	(149)
Effect of exchange rate changes on cash	(4)	16
Increase in cash	$119	$161

The most significant items that contributed to the $790 of cash provided by operating activities was the reduction in accounts receivable, increase in income, partially offset by decreases in accounts payable and increases in other assets related to timing.

Net cash used in investing activities consisted of purchases of property, plant and equipment of $1,060 primarily related to the infrastructure investment at our Asian facilities. The Company does not anticipate significant capital expenditures through the remainder of 2012.

Net cash provided by financing activities of $393 was comprised primarily of cash from stock option exercises of $107.

The Company had the following bank arrangements:

	June 30, 2012	December 31, 2011

Total borrowing capacity under existing facilities	$12,823	$13,517

Facility Borrowings:
Domestic revolving credit facility	5,646	5,369
Domestic term loan	3,000	3,500
Foreign overdraft and letter of credit facility	2,124	1,881
Total borrowings and commitments	10,770	10,750
Remaining availability under existing facilities	$2,053	$2,767

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

In March 2012, the Company entered into an amendment with The PrivateBank to waive certain covenant violations at December 31, 2011 and reset certain covenants in the agreement. The Company was in compliance with all applicable covenants under the credit facility, as amended, as of June 30, 2012.

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

Weighted average interest on the domestic asset-based revolving credit facility was 4.66% for the six months ended June 30, 2012 and 3.93% for the year ended December 31, 2011. The outstanding balance of the revolving credit facility was $5,646 and $5,369 at June 30, 2012 and December 31, 2011, respectively. The total remaining availability on the domestic revolving credit facility was approximately $1,464 and $1,935 at June 30, 2012 and December 31, 2011, respectively. The credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250, commencing with the calendar quarter ended September 30, 2011. Any remaining principal and accrued interest is payable on August 13, 2014. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan. The outstanding principal balance of the term loan was $3,000 and $3,500 at June 30, 2012 and December 31, 2011, respectively.

Additionally, on August 6, 2012, the Company and its domestic subsidiaries entered into a Fourth Amendment to Loan and Security Agreement and Consent with The PrivateBank and Trust Company, referred to as the Bank, pursuant to which:

▪	the Bank consented to the sale of the Global Coils joint venture interest and the application of the proceeds to the pay down of the revolving credit facility;

▪	the Loan and Security Agreement with the Bank was amended to delete clause 9.3(g); and

▪	the fixed charge covenant ratio was amended.

For further information, see the Fourth Amendment to Loan and Security Agreement and Consent, a copy of which is filed as Exhibit 10.2 hereto.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that originally provided for a $1,977 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.00% for the six months ended June 30, 2012 and 4.28% for the year ended December 31, 2011. The outstanding balance was $2,124 and $1,881 at June 30, 2012 and December 31, 2011, respectively. The total remaining availability on the international senior secured credit agreement was approximately $589 and $832 at June 30, 2012 and December 31, 2011, respectively.

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

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2012 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

Additionally, on August 6, 2012, the Company and its domestic subsidiaries entered into a Fourth Amendment to Loan and Security Agreement and Consent with The PrivateBank and Trust Company, referred to as the Bank, pursuant to which:

▪	the Bank consented to the sale of the Global Coils joint venture interest and the application of the proceeds to the pay down of the revolving credit facility;

▪	the Loan and Security Agreement with the Bank was amended to delete clause 9.3(g); and

▪	the fixed charge covenant ratio was amended.

For further information, see the Fourth Amendment to Loan and Security Agreement and Consent, a copy of which is filed as Exhibit 10.2 hereto.

ITEM 6. Exhibits

(a)	Exhibits

10.1

2006 Equity Incentive Plan, as amended (management contract, compensatory plan or arrangement) (incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 15, 2012).

10.2

Fourth Amendment to Loan and Security Agreement and Consent among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation , IntriCon Datrix Corporation and The PrivateBank and Trust Company, dated as of August 6, 2012.

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

101

The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2012 and 2011; (iii) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2012 and 2011; (iv) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2012 and 2011;and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION (Registrant)

Date: August 13, 2012	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: August 13, 2012
	By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

10.1

2006 Equity Incentive Plan, as amended (management contract, compensatory plan or arrangement) (incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 15, 2012).

10.2

Fourth Amendment to Loan and Security Agreement and Consent among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation , IntriCon Datrix Corporation and The PrivateBank and Trust Company, dated as of August 6, 2012.

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

101

The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 30, 2012 (Unaudited) and December 31, 2011; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2012 and 2011; (iii) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2012 and 2011; (iv) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2012 and 2011;and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.