Form 10-Q
period 2012-09-30
INTRICON CORP
filed 2012-11-13
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

☐ Yes   ☒ No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on October 31, 2012 was 5,679,501.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION

Consolidated Condensed Balance Sheets

(In Thousands, Except Per Share Amounts)

	September 30, 2012 (Unaudited)	December 31, 2011
Current assets:
Cash	$244	$119
Restricted cash	553	540
Accounts receivable, less allowance for doubtful accounts of $221 at September 30, 2012 and $223 at December 31, 2011	8,295	8,545
Inventories	11,976	11,720
Refundable income taxes	—	82
Other current assets	1,074	652
Total current assets	22,142	21,658

Machinery and equipment	40,547	39,170
Less: Accumulated depreciation	33,563	32,164
Net machinery and equipment	6,984	7,006

Goodwill	9,709	9,709
Investment in partnerships	812	1,283
Other assets, net	1,268	1,074
Total assets	$40,915	$40,730

Current liabilities:
Checks written in excess of cash	$637	$396
Current maturities of long-term debt	3,225	2,883
Accounts payable	4,813	6,298
Accrued salaries, wages and commissions	2,134	1,617
Deferred gain	110	110
Partnership payable	240	240
Other accrued liabilities	2,422	1,907
Total current liabilities	13,581	13,451

Long-term debt, less current maturities	7,530	8,217
Other postretirement benefit obligations	670	685
Accrued pension liabilities	415	431
Deferred gain	312	385
Other long-term liabilities	139	115
Total liabilities	22,647	23,284

Commitments and contingencies (note 10)

Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 5,680 and 5,646 shares issued outstanding at September 30, 2012 and December 31, 2011, respectively	5,680	5,646
Additional paid-in capital	15,669	15,259
Accumulated deficit	(2,692)	(3,069)
Accumulated other comprehensive loss	(389)	(390)
Total shareholders’ equity	18,268	17,446
Total liabilities and shareholders’ equity	$40,915	$40,730

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales, net	$14,904	$13,873	$47,268	$41,584
Cost of sales	11,679	10,789	36,209	32,261
Gross profit	3,225	3,084	11,059	9,323

Operating expenses:
Sales and marketing	734	734	2,363	2,422
General and administrative	1,504	1,486	4,744	4,382
Research and development	1,243	1,326	3,513	3,600
Total operating expenses	3,481	3,546	10,620	10,404
Operating income (loss)	(256)	(462)	439	(1,081)

Interest expense	(210)	(144)	(588)	(431)
Equity in income (loss) of partnerships	(39)	(12)	(77)	317
Gain on sale of investment in partnership	822	—	822	—
Other income (expense)	(36)	69	(64)	32
Income (loss) before income taxes	281	(549)	532	(1,163)

Income tax expense (benefit)	64	(60)	155	(90)
Net income (loss)	$217	$(489)	$377	$(1,073)

Net income (loss) per share:
Basic	$0.04	$(0.09)	$0.07	$(0.19)
Diluted	$0.04	$(0.09)	$0.06	$(0.19)

Average shares outstanding:
Basic	5,674	5,600	5,666	5,576
Diluted	5,854	5,600	5,910	5,576

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Comprehensive Income (Loss)

(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$217	$(489)	$377	$(1,073)
Change in fair value of interest rate swap	4	(102)	10	(102)
Gain (loss) on foreign currency translation adjustment	14	(20)	(9)	(51)
Comprehensive income (loss)	$235	$(611)	$378	$(1,226)

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Cash Flows

(In Thousands)

	Nine Months Ended
	September 30,	September 30,
	2012	2011
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$377	$(1,073)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,629	1,722
Stock-based compensation	308	150
Loss on disposition of property	26	8
Change in deferred gain	(73)	(83)
Change in allowance for doubtful accounts	(2)	2
Equity in (income) loss of partnerships	77	(317)
Gain on sale of investment in partnership	(822)	—
Provision for deferred income taxes	—	(75)
Changes in operating assets and liabilities:
Accounts receivable	240	332
Inventories	(66)	(1,374)
Other assets	(264)	(611)
Accounts payable	(1,497)	1,442
Accrued expenses	904	579
Other liabilities	198	(176)
Net cash provided by operating activities	1,035	526

Cash flows from investing activities:
Proceeds from sale of Global Coils	526	—
Purchases of property, plant and equipment	(1,448)	(1,535)
Net cash used in investing activities	(922)	(1,535)

Cash flows from financing activities:
Proceeds from long-term borrowings	12,200	11,899
Repayments of long-term borrowings	(12,578)	(11,088)
Proceeds from employee stock purchases and exercise of stock options	133	163
Change in restricted cash	9	(42)
Change in checks written in excess of cash	241	(19)
Net cash provided by financing activities	5	913

Effect of exchange rate changes on cash	7	8

Net increase (decrease) in cash	125	(88)
Cash, beginning of period	119	281

Cash, end of period	$244	$193

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of September 30, 2012 and December 31, 2011, and the consolidated results of its operations for the three and nine months ended September 30, 2012 and 2011. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period.

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

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the nine months ended September 30, 2012 and the year ended December 31, 2011:

	September 30, 2012	December 31, 2011
Beginning balance	$82	$105

Warranty expense	13	27
Closed warranty claims	(22)	(50)

Ending balance	$73	$82

4.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	September 30, 2012	December 31, 2011

United States	$5,389	$5,382
Other – primarily Singapore	1,935	2,014

Consolidated	$7,324	$7,396

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

The geographical distribution of net sales to geographical areas for the three and nine months ended September 30, 2012 and 2011 were as follows:

	Three months ended		Nine months ended
Net Sales to Geographical Areas	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011

United States	$9,338	$9,981	$33,037	$28,892
Germany	364	416	1,351	1,245
China	714	244	2,050	1,375
Switzerland	292	192	842	564
Japan	309	447	977	1,193
France	344	361	1,081	1,177
Singapore	1,662	188	2,694	552
United Kingdom	592	363	1,636	823
Vietnam	308	277	871	812
Hong Kong	153	337	460	789
All other countries	828	1,067	2,269	3,162
Consolidated	$14,904	$13,873	$47,268	$41,584

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

For the three months ended September 30, 2012, two customers accounted for a combined 32 percent of the Company’s consolidated net sales. For the nine months ended September 30, 2012, one customer accounted for 20 percent of the Company’s consolidated net sales. For the three and nine months ended September 30, 2011, two customers accounted for a combined 31 percent and one customer accounted for 21 percent of the Company’s consolidated net sales, respectively.

At September 30, 2012, two customers combined accounted for 26 percent of the Company’s consolidated accounts receivable. At December 31, 2011, one customer accounted for 12 percent of the Company’s consolidated accounts receivable.

5.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total

September 30, 2012:
Domestic	$4,069	$1,838	$2,476	$8,383
Foreign	1,738	707	1,148	3,593
Total	$5,807	$2,545	$3,624	$11,976

December 31, 2011:
Domestic	$4,198	$1,793	$2,317	$8,308
Foreign	2,174	1,078	160	3,412
Total	$6,372	$2,871	$2,477	$11,720

6.	Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	September 30, 2012	December 31, 2011

Domestic Asset-Based Revolving Credit Facility	$5,664	$5,369
Foreign Overdraft and Letter of Credit Facility	1,991	1,881
Domestic Term-Loan	2,750	3,500
Note Payable Datrix Purchase	350	350
Total Debt	10,755	11,100
Less: Current maturities	(3,225)	(2,883)
Total Long-Term Debt	$7,530	$8,217

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

In March 2012, the Company entered into an amendment with The PrivateBank to waive certain covenant violations at December 31, 2011 and reset certain covenants in the agreement. In August 2012, the credit facility was amended to amend the fixed charge covenant ratio and to consent to the Global Coils sale and the application of the proceeds to the pay down of the revolving credit facility. The Company was in compliance with all applicable covenants under the credit facility, as amended, as of September 30, 2012.

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

Weighted average interest on the domestic asset-based revolving credit facility was 5.01% for the nine months ended September 30, 2012 and 3.93% for the year ended December 31, 2011. The outstanding balance of the revolving credit facility was $5,664 and $5,369 at September 30, 2012 and December 31, 2011, respectively. The total remaining availability on the domestic revolving credit facility was approximately $1,376 and $1,935 at September 30, 2012 and December 31, 2011, respectively. The credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250, commencing with the calendar quarter ended September 30, 2011.  Any remaining principal and accrued interest is payable on August 13, 2014. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan. The outstanding principal balance of the term loan was $2,750 and $3,500 at September 30, 2012 and December 31, 2011, respectively.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that originally provided for a $1,977 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.97% for the nine months ended September 30, 2012 and 4.28% for the year ended December 31, 2011. The outstanding balance was $1,991 and $1,881 at September 30, 2012 and December 31, 2011, respectively. The total remaining availability on the international senior secured credit agreement was approximately $722 and $832 at September 30, 2012 and December 31, 2011, respectively.

Datrix Promissory Note

A portion of the purchase price of the Datrix acquisition was paid by the issuance of a promissory note to the seller in the amount of $1,050 bearing annual interest at 6%. In August 2012, the Company amended the agreement to change the remaining installment of $350 from the original due date of August 13, 2012 to equal monthly principal and interest payments starting in October 1, 2012 over a one year period.

7.	Income Taxes

Income tax expense for the three and nine months ended September 30, 2012 was $64 and $155, respectively, compared to benefit of $60 and $90 for the same periods in 2011. The expense for the three and nine months ended September 30, 2012 was primarily due to foreign operating income. The benefit for the three and nine months ended September 30, 2011 was primarily due to Federal Alternative Minimum Tax refunds, partially offset by foreign operating income (loss). The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the three and nine months ended September 30, 2012 and 2011:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
United States	$(2)	$(116)	$(81)	$(653)
Singapore	140	(389)	152	(595)
Indonesia	11	(72)	34	(72)
Germany	132	28	427	157
Income (loss) before income taxes	$281	$(549)	$532	$(1,163)

8.	Shareholders’ Equity and Stock-based Compensation

The Company has a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. New grants may not be made under the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of September 30, 2012. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 699 shares. The Plan was amended in 2010 to allow for an additional 250 shares issuable under the plan. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan. On May 1, 2012, the Company’s shareholders approved an amendment to the 2006 Equity Incentive Plan to among other things, increase the authorized number of shares of the Company’s common stock reserved and issuable under the plan by an additional 300 shares.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 Equity Incentive Plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the programs discussed in the next two paragraphs, had been granted as of September 30, 2012. Under all awards, the terms are fixed on the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 equity incentive plan. The director program gives each non-employee director the right under the 2006 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There were 1 shares issued in lieu of cash for director fees under the director program for the nine months ended September 30, 2012. There were 1 and 1 shares issued in lieu of cash for director fees under the director program for each of the three and nine months ended September 30, 2011, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s common stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of common stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company, subject to the discretion of the Board to prohibit any transactions in common stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the three and nine months ended September 30, 2012 or 2011.

Stock option activity as of and during the nine months ended September 30, 2012 was as follows:

	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2011	1,085	$5.84
Options forfeited or cancelled	(3)	6.76
Options granted	182	6.42
Options exercised	(20)	2.54

Outstanding at September 30, 2012	1,244	$5.97	$985

Exercisable at September 30, 2012	925	$6.13	$878

Available for future grant at December 31, 2011	239

Available for future grant at September 30, 2012	359

The number of shares available for future grant at September 30, 2012 does not include a total of up to 267 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan as of September 30, 2012, which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. No options were granted during the three months ended September 30, 2012. The weighted average fair value of options granted was $3.84, for options granted during the nine months ended September 30, 2012. The weighted average fair value of options granted was $2.57, for options granted during the nine months ended September 30, 2011.

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

The weighted average remaining contractual life of options exercisable at September 30, 2012 was 4.71 years.

The Company recorded $113 and $308 of non-cash stock option expense for the three and nine months ended September 30, 2012, respectively. The Company recorded $68 and $150 of non-cash stock option expense for the three and nine months ended September 30, 2011, respectively. As of September 30, 2012, there was $791 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 1.92 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan initially provided that a maximum of 100 shares may be sold under the Purchase Plan as of the date of adoption. On April 27, 2011, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares which may be purchased under the plan by an additional 100 shares. There were 5 and 13 shares purchased under the plan for the three and nine months ended September 30, 2012, respectively, and a total of 6 and 14 shares purchased for the three and nine months ended September 30, 2011, respectively.

9.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator:
Net income (loss)	$217	$(489)	$377	$(1,073)

Denominator:
Basic – weighted shares outstanding	5,674	5,600	5,666	5,576
Weighted shares assumed upon exercise of stock options	180	—	244	—
Diluted – weighted shares outstanding	5,854	5,600	5,910	5,576

Income (loss) per share:
Basic	$0.04	$(0.09)	$0.07	$(0.19)
Diluted	$0.04	$(0.09)	$0.06	$(0.19)

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

Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2012 were outstanding options to purchase approximately 487 and 333 common shares because the effect was anti-dilutive. Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2011 were all options outstanding of approximately 1,123 common shares, due to the Company’s net loss in the periods.

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

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $128 and $368 for the three and nine months ended September 30, 2012, respectively. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $122 and $367 for the three and nine months ended September 30, 2011, respectively. On October 31, 2011, the subsidiary executed a lease amendment with the partnership to extend the term of the lease for two years. The total annual base rent expense, real estate taxes and other charges under the lease amendment are expected to be approximately $481 through October 2013.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors.   For the three and nine months ended September 30, 2012, the Company paid that firm approximately $21 and $87, respectively, for legal services and costs.  For the three and nine months ended September 30, 2011, the Company paid that firm approximately $30 and $134, respectively, for legal services and costs.  The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

12.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Nine months ended
	September 30, 2012	September 30, 2011

Interest paid	$570	$420
Non-cash receivables on the sale of Global Coils	$721	$—

13.	Investment in Partnerships

The Company owns a 9% partnership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP), and is a party to a license agreement that grants the Company access to over 45 US registered patents. The Company recorded a decrease of $39 and $127 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and nine months ended September 30, 2012, respectively. The Company recorded decreases of $37 and $31 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and nine months ended September 30, 2011, respectively.

Prior to the sale of the Company’s Global Coils joint venture, the Company recorded a $50 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the nine months ended September 30, 2012. The Company recorded a $25 and $348 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three and nine months ended September 30, 2011, respectively.

In August 2012, the Company sold its 50% interest in its Global Coils joint venture to its joint venture partner Audemars SA. The Global Coils joint venture is in the business of marketing, designing, manufacturing, and selling audio coils to the hearing health industry. Audemars paid $426 in cash at closing and will make future payments, both one time and recurring, as specified in the purchase agreement. Audemars also transferred certain hearing health inventory to IntriCon. The Company recorded a gain on the sale of $822 in the gain on sale of investment in partnership line of the accompanying statement of operations.

The net gain was computed as follows:

Cash proceeds	426
Receivables	721
Inventory	186
Net assets disposed	(486)
Transaction costs	(25)
Gain on sale	$822

The receivables are made up of installment payments and estimated royalties and are included in other current assets and other assets on the balance sheet based on payment terms. The Company measured the fair value of the estimated royalties based on level 3 inputs which are considered unobservable inputs that are not corroborated by market data. The Company used future estimated cash flows discounted to their present value to calculate fair value. The discount rate used was the value-weighted average of the Company’s estimated cost of capital derived using both known and estimated customary market metrics. Actual royalty payments may differ from the Company’s estimate which could adversely affect the Company’s results of operations.

14. Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended		Nine Months Ended
	September 30, 2012	September30, 2011	September 30, 2012	September 30, 2011

Medical	$5,526	$5,833	$17,813	$17,016
Hearing Health	4,560	4,900	18,334	15,613
Professional Audio Communications	4,818	3,140	11,121	8,955

Total Revenue	$14,904	$13,873	$47,268	$41,584

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

Ultra-Low-Power Wireless

Wireless connectivity is fast becoming a required technology, and wireless capabilities are especially critical in new body-worn devices. IntriCon’s BodyNet™ ULP technology, including the nanoLink™ and PhysioLink™ wireless systems, offers solutions for transmitting the body’s activities to caregivers, and wireless audio links for professional communications and surveillance products. Potential BodyNet applications include electrocardiogram (ECG) diagnostics and monitoring, diabetes monitoring, sleep apnea studies and audio streaming for hearing aids.

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

Medical

In the medical market, the Company is focused on sales of bio-telemetry devices for life-critical diagnostic monitoring. Using our nanoDSP and ULP nanoLink technology, the Company manufactures microelectronics, micro-mechanical assemblies, high-precision injection-molded plastic components and complete bio-telemetry devices for emerging and leading medical device manufacturers. Targeted customers include medical product manufacturers of portable and lightweight battery powered devices.

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

Centauri, the Company’s first generation CDM device, received 510(k) approval with the Food and Drug Administration (FDA) in August of 2011. The features of the Centauri electrocardiogram (ECG) monitor are event recording combined with wireless transmission of the patient data to a remote service center, which then forwards the information to the doctor.

The Sirona, a CDM device which incorporates PhysioLink technology, received FDA 510(k) approval in November of 2011. The Sirona ECG platform is essentially two products in one design because it can be used as an event recorder and a holter monitor. This platform is very small, rechargeable, and water spray proof. The Company continues to anticipate these products will generate initial revenue in the 2012 fourth quarter and ramp up in 2013.

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

In October 2011, the Company announced it entered into a manufacturing agreement to become a manufacturer of hearing aids to hi HealthInnovations, a UnitedHealth Group company. hi HealthInnovations launched a suite of high-tech, lower-cost hearing devices for their Medicare and Part D participants and the over 26 million people enrolled in their employer-sponsored and individual health benefit plans. An estimated 75 percent of people who can benefit from hearing devices do not use them, largely due to the high cost. hi HealthInnovations offers consumers technically advanced hearing aids, including those based on the APT hearing aid platform.

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

During 2013, we will begin marketing our line of situational listening devices (SLD’s) intended to help people hear in noisy environments like restaurants and automobiles, and listen to television, music, and direct broadcast by wireless connection. Such devices are intended to be supplements to conventional hearing aids, which do not handle those situations well. The SLD’s will be based on our PhysioLink technology, which were recently demonstrated at the annual convention of the American Academy of Audiology. The product line consists of an earpiece, TV transmitter, companion microphone, iPod/iPhone transmitter, and USB transmitter.

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

Forward-looking statements also include, without limitation, statements as to the Company’s expected future results of operations and growth, the Company’s ability to meet working capital requirements, the Company’s business strategy, the expected increases in operating efficiencies, anticipated trends in the Company’s markets, estimates of goodwill impairments and amortization expense of other intangible assets, estimates of future royalty payments from the Global Coils sale, the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions.

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

▪	the ability to successfully implement the Company’s business and growth strategy;
▪	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection therewith;
▪	potential obligations to indemnify the purchaser of our former electronics business for certain material claims that may arise;
▪	the volume and timing of orders received by the Company;
▪	changes in estimated future cash flows;
▪	ability to collect on our accounts receivable;
▪	foreign currency movements in markets the Company services;
▪	changes in the global economy and financial markets;
▪	weakening demand for the Company’s products due to general economic conditions;
▪	changes in the mix of products sold;
▪	ability to meet demand;
▪	changes in customer requirements;
▪	timing and extent of research and development expenses;
▪	FDA approval, timely release and acceptance of the Company’s products;
▪	competitive pricing pressures;
▪	pending and potential future litigation;
▪	cost and availability of electronic components and commodities for the Company’s products;
▪	ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;
▪	ability to comply with covenants in our debt agreements;
▪	ability to repay debt when it comes due;
▪	the loss of one or more of our major customers;
▪	ability to identify, complete and integrate acquisitions;
▪	effects of legislation;
▪	effects of foreign operations;
▪	foreign currency risks;
▪	ability to develop new products such as Centauri, Overtus, Scenic and APT;
▪	ability to recruit and retain engineering and technical personnel;
▪	the costs and risks associated with research and development investments;
▪	risks under our manufacturing agreement with hi HealthInnovations;
▪	the risk that the royalties under the Global Coils sale agreement will be less than estimated;
▪	the recent recessions in Europe and the debt crisis in certain countries in the European Union;
▪	our ability and the ability of our customers to protect intellectual property; and
▪	loss of members of our senior management team.

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

Results of Operations

Sales, net

Our net sales are comprised of three main markets: medical, hearing health, and professional audio communications. Below is a summary of our sales by main markets for the three and nine months ended September 30, 2012 and 2011:

			Change
Three months ended September 30	2012	2011	Dollars	Percent
Medical	$5,526	$5,833	$(308)	(5.3%)
Hearing Health	4,560	4,900	(340)	(6.9%)
Professional Audio Communications	4,818	3,140	1,678	53.4%
Consolidated Net Sales	$14,904	$13,873	$1,030	7.4%

Nine months ended September 30
Medical	$17,813	$17,016	$797	4.7%
Hearing Health	18,334	15,613	2,721	17.4%
Professional Audio Communications	11,121	8,955	2,166	24.2%
Consolidated Net Sales	$47,268	$41,584	$5,684	13.7%

For the three and nine months ended September 30, 2012, we experienced a decrease of 5.3 percent and an increase of 4.7 percent, respectively, in net sales in the medical market compared to the same periods in 2011. The three month decrease was driven by a temporary lull in demand from some of our key customers. We have since seen the demand return to expected levels. The nine month increase is driven by higher sales to Medtronic and other key medical customers. Management believes there is an industry-wide trend toward further miniaturization and ambulatory operation enabled by wireless connectivity, referred to as bio-telemetry, which in the past resulted in further growth in our medical business. We are also working with our strategic partner, AME, on proprietary biotelemetry technologies that will enable us to develop new devices that connect patients and care givers, providing critical information and feedback.

Net sales in our hearing health business for the three and nine months ended September 30, 2012 decreased 6.9 percent and increased 17.4 percent, respectively, compared to the same periods in 2011. Decreases in the three month period were due, in part, to reduced purchases by hi Health Innovations and the continued softness in the conventional channel. Increases in the nine month period were primarily driven by sales to hi HealthInnovations . As of mid-2012, we have satisfied hi HealthInnovations’ initial product ramp-up needs for 2012 and in the near term we expect minimal new orders. The hi HealthInnovations program is based on a development of an innovative new distribution channel. While hi HealthInnovations continues to make progress, there are challenges to be overcome and it is difficult to project program needs at this time; however, we do believe in the long-term potential of this program. We continue to support hi HealthInnovations in building the infrastructure to provide high quality, affordable hearing healthcare to their customers. Examples of our efforts include the development and validation of hardware and software, providing quality management system support, and device tracking and analysis support. We believe this will position hi HealthInnovations to aggressively expand this program to their customer base. We believe long term prospects in our hearing health business remain strong as we continue to develop and launch advanced technologies, such as our nanoDSP, Overtus, APT and Lumen products, which will enhance the performance of hearing devices. Further, we believe the market indicators in the hearing health industry, including the aging world population, suggest long-term industry growth.

Net sales to the professional audio device sector increased 53.4 percent and 24.2 percent, respectively, for the three and nine months ended September 30, 2012 compared to the same periods in 2011. The significant increase over the prior year was due to continued demand for securities products domestically and to the partial fulfillment of a large foreign headset contract. The remainder of the foreign order will be filled in the fourth quarter of the 2012. We believe our extensive portfolio of communication devices that are portable, smaller and perform well in noisy or hazardous environments will provide for future long-term growth in this market.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three and nine months ended September 30, 2012 and 2011, was as follows:

	2012		2011		Change
Three months ended September 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Gross profit	$3,225	21.6%	$3,084	22.2%	$141	4.6%

Nine months ended September 30
Gross profit	$11,059	23.4%	$9,323	22.4%	$1,736	18.6%

In 2012, gross profit increased primarily due to greater sales across our three core markets, partially offset by infrastructure costs in Asia. The Company further expanded its low-cost manufacturing capabilities during the nine months ended September 30, 2012. The continued ramp-up of the Company’s Indonesian facility provides low-cost manufacturing options to drive ongoing margin improvement and the ability to pursue additional high-volume manufacturing opportunities. In addition, the Company increased the medical manufacturing infrastructure at its Singapore facility to support the transfer of certain medical business. The Company expects that these lower-cost locations will allow the Company to be more cost competitive as a whole and will provide margin improvement as select labor intensive programs are transferred.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three and nine months ended September 30, 2012 and 2011 were:

	2012		2011		Change
Three months ended September 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Sales and marketing	$734	4.9%	$734	5.3%	$—	—
General and administrative	1,504	10.1%	1,486	10.7%	18	1.2%
Research and development	1,243	8.3%	1,326	9.6%	(83)	(6.3%)

Nine months ended September 30
Sales and marketing	$2,363	5.0%	$2,422	5.8%	$(59)	(2.4%)
General and administrative	4,744	10.0%	4,382	10.5%	362	8.3%
Research and development	3,513	7.4%	3,600	8.7%	(87)	(2.4%)

Sales and marketing expenses were comparable to prior year periods. General and administrative expenses increased over the prior year periods primarily due to the new Indonesia manufacturing facility. Research and development decreased over the prior year three and nine month periods primarily due to a temporary reduction in fee for service work by third parties.

Interest expense

Net interest expense for the three and nine months ended September 30, 2012 was $210 and $588, respectively, compared to $144 and $431 for the respective periods in 2011. The increase in interest expense was primarily due to higher average debt balances and higher interest rates as compared to the prior year.

Equity in income (loss) of partnerships

The equity in income (loss) of partnerships for the three and nine months ended September 30, 2012 was ($39) and ($77), respectively, compared to ($12) and $317 for the respective periods in 2011, due to changes in carrying amounts described below.

The Company recorded decreases of $39 and $127 in the carrying amount of the HIMPP investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and nine months ended September 30, 2012, respectively, compared to decreases of $37 and $31 in the same respective periods in 2011.

Prior to the sale of the Company’s Global Coils joint venture, the Company recorded a $50 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the nine months ended September 30, 2012. The Company recorded a $25 and $348 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three and nine months ended September 30, 2011, respectively.

Gain on sale of investment in partnership

In August 2012, the Company sold its 50% interest in its Global Coils joint venture to its joint venture partner Audemars SA. The Global Coils joint venture is in the business of marketing, designing, manufacturing, and selling audio coils to the hearing health industry. Audemars paid $426 in cash at closing and will make future payments, both one time and recurring, as specified in the purchase agreement. Audemars also transferred certain hearing health inventory to IntriCon. The Company recorded a gain on the sale of $822 in the gain on sale of investment in partnership line of the accompanying statement of operations.

The net gain was computed as follows:

Cash proceeds	426
Receivables	721
Inventory	186
Net assets disposed	(486)
Transaction costs	(25)
Gain on sale	$822

The receivables are made up of installment payments and estimated royalties and are included in other current assets and other assets on the balance sheet based on payment terms. The Company measured the fair value of the estimated royalties based on level 3 inputs which are considered unobservable inputs that are not corroborated by market data. The Company used future estimated cash flows discounted to their present value to calculate fair value. The discount rate used was the value-weighted average of the Company’s estimated cost of capital derived using both known and estimated customary market metrics. Actual royalty payments may differ from the Company’s estimate which could adversely affect the Company’s results of operations.

Other income (expense)

Other income (expense) for the three and nine months ended September 30, 2012 was ($36) and ($64), respectively, compared to income of $69 and $32 for the same periods in 2011. The change in other income (expense) primarily related to unfavorable changes in foreign currency exchange rates.

Income tax expense (benefit)

Income tax expense (benefit) for the three and nine months ended September 30, 2012 was $64 and $155, respectively, compared to a benefit of ($60) and ($90) for the same periods in 2011. The expense for the three and nine months ended September 30, 2012 was primarily due to foreign operating income. The benefit for the three and nine months ended September 30, 2011 was primarily due to Federal Alternative Minimum Tax refunds, partially offset by foreign operating income (loss).

Liquidity and Capital Resources

As of September 30, 2012, we had $244 of cash on hand. Sources of our cash for the nine months ended September 30, 2012 have been from our operations and financing activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Nine months Ended
	September 30, 2012	September 30, 2011
Cash provided by (used in):
Operating activities	$1,035	$526
Investing activities	(922)	(1,535)
Financing activities	5	913
Effect of exchange rate changes on cash	7	8
Increase (decrease) in cash	$125	$(88)

The most significant items that contributed to the $1,035 of cash provided by operating activities was the increase in income and accrued expenses and the reduction in accounts receivable, partially offset by decreases in accounts payable and increases in other assets related to timing and the sale of Global Coils.

Net cash used in investing activities consisted of purchases of property, plant and equipment of $1,448 primarily related to the infrastructure investment at our Asian facilities. The Company does not anticipate significant capital expenditures through the remainder of 2012. Partially offsetting the purchase of property plant and equipment was cash proceeds received on the sale of the 50 percent ownership interest in the Global Coils joint venture.

Net cash provided by financing activities of $5 was comprised primarily of proceeds of borrowings and repayments of borrowings under our credit facilities.

The Company had the following bank arrangements:

	September 30, 2012	December 31, 2011

Total borrowing capacity under existing facilities	$12,503	$13,517

Facility Borrowings:
Domestic revolving credit facility	5,664	5,369
Domestic term loan	2,750	3,500
Foreign overdraft and letter of credit facility	1,991	1,881
Total borrowings and commitments	10,405	10,750
Remaining availability under existing facilities	$2,098	$2,767

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

In March 2012, the Company entered into an amendment with The PrivateBank to waive certain covenant violations at December 31, 2011 and reset certain covenants in the agreement. In August 2012, the credit facility was amended to amend the fixed charge covenant ratio and to consent to the Global Coils sale and the application of the proceeds to the pay down of the revolving credit facility. The Company was in compliance with all applicable covenants under the credit facility, as amended, as of September 30, 2012.

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

Weighted average interest on the domestic asset-based revolving credit facility was 5.01% for the nine months ended September 30, 2012 and 3.93% for the year ended December 31, 2011. The outstanding balance of the revolving credit facility was $5,664 and $5,369 at September 30, 2012 and December 31, 2011, respectively. The total remaining availability on the domestic revolving credit facility was approximately $1,376 and $1,935 at September 30, 2012 and December 31, 2011, respectively. The credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250, commencing with the calendar quarter ended September 30, 2011.  Any remaining principal and accrued interest is payable on August 13, 2014. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan. The outstanding principal balance of the term loan was $2,750 and $3,500 at September 30, 2012 and December 31, 2011, respectively.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that originally provided for a $1,977 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.97% for the nine months ended September 30, 2012 and 4.28% for the year ended December 31, 2011. The outstanding balance was $1,991 and $1,881 at September 30, 2012 and December 31, 2011, respectively. The total remaining availability on the international senior secured credit agreement was approximately $722 and $832 at September 30, 2012 and December 31, 2011, respectively.

Datrix Promissory Note

A portion of the purchase price of the Datrix acquisition was paid by the issuance of a promissory note to the seller in the amount of $1,050 bearing annual interest at 6%. In August 2012, the Company amended the agreement to change the remaining installment of $350 from the original due date of August 13, 2012 to equal monthly principal and interest payments starting in October 1, 2012 over a one year period.

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

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2012 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2012, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits

10.1	Fourth Amendment to Loan and Security Agreement and Consent among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation , IntriCon Datrix Corporation and The PrivateBank and Trust Company, dated as of August 6, 2012. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012 (SEC File No. 1-5005))

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2012 and 2011; (iii) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2012 and 2011; (iv) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)for the Three and Nine Months Ended September 30, 2012 and 2011;and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

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

INTRICON CORPORATION (Registrant)

Date: November 13, 2012	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: November 13, 2012
	By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

10.1	Fourth Amendment to Loan and Security Agreement and Consent among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation , IntriCon Datrix Corporation and The PrivateBank and Trust Company, dated as of August 6, 2012. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012 (SEC File No. 1-5005))

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 30, 2012 (Unaudited) and December 31, 2011; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2012 and 2011; (iii) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2012 and 2011; (iv) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited)for the Three and Nine Months Ended September 30, 2012 and 2011;and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

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

