Form 10-K
period 2012-12-31
INTRICON CORP
filed 2013-03-13
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________.

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

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant on June 30, 2012 was $32,658,582. Common shares held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common shares on February 27, 2013 was 5,687,539.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2013 annual meeting of shareholders are incorporated by reference into Part III of this report; provided, however, that the Audit Committee Report and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

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

Business Highlights

Major Events in 2012

In August 2012, the Company sold its 50% interest in its Global Coils joint venture, to joint venture partner Audemars SA. Global Coils is in the business of marketing, designing, manufacturing, and selling audio coils to the hearing health industry. Audemars paid $426 in cash at closing and will make future payments, both one time and recurring, as specified in the purchase agreement. Audemars also transferred certain hearing health inventory to IntriCon. The Company recorded a gain on the sale of $822, or $.14 per diluted share, in the gain on sale of investment in partnership line of the accompanying statement of operations.

In December 2012, the Company amended its credit facilities with The PrivateBank and Trust Company. Terms of the amendment included, among other things, permitting the Company to borrow an additional $1,250 by increasing the Company’s term loan facility to $4,000, while keeping the existing amortization schedule in place. In addition, the amendment eliminated the minimum EBITDA covenant, reset certain other financial covenants and changed the dates of covenant compliance from monthly to quarterly. Lastly, the amendment increased the inventory cap on the borrowing base from $3,000 to $3,500 and removed eligible equipment from the base. The Company is using the facilities to fund current growth opportunities, expand the Company’s overseas low-cost manufacturing infrastructure and meet anticipated working capital requirements. The credit facilities are further described in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Major Events in 2011

In October 2011, the Company announced it entered into a manufacturing agreement to become a supplier of hearing aids to hi HealthInnovations, a UnitedHealth Group company. hi HealthInnovations launched a suite of high-tech, lower-cost hearing devices for the estimated 36 million Americans with hearing loss. An estimated 75 to 80 percent of people in the United States who can benefit from hearing devices do not use them, largely due to the high cost. hi HealthInnovations is offering consumers technically advanced hearing aids, including those based on IntriCon’s new APT™ Open in-the-canal (ITC) hearing aid platform. The Company devoted a considerable amount of time, resources and capital during 2011 to securing the agreement and preparing for the program’s launch.

During the second quarter of 2011, IntriCon established a subsidiary in Indonesia. During the third quarter of 2011, the Company signed a lease agreement for a manufacturing facility in Batam, Indonesia. The purpose of the expansion is to increase the Company’s low cost manufacturing presence in Asia. The Company has been transferring labor intensive product assembly to the facility. The Company commenced manufacturing at the facility in October 2011.

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

Core Technologies Overview:

IntriCon serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature products, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, hearing instruments and professional audio communication devices. Over the past several years, the Company has increased investments in the continued development of four critical core technologies: Ultra-Low-Power (ULP) Digital Signal Processing (DSP), Ultra-Low-Power Wireless, Microminiaturization, and Miniature Transducers. These four core technologies serve as the foundation of current and future product platform development, designed to meet the rising demand for smaller, portable more advanced devices. The continued advancements in this area have allowed the Company to further enhance the mobility and effectiveness of miniature body-worn devices.

Ultra-Low-Power Digital Signal Processing

DSP converts real-world analog signals into a digital format. Through our nanoDSP™ technology, IntriCon offers an extensive range of ULP DSP amplifiers for hearing, medical and professional audio applications. Our proprietary nanoDSP incorporates advanced ultra-miniature hardware with sophisticated signal processing algorithms to produce devices that are smaller and more effective.

During 2012 the Company further expanded its DSP portfolio including improvements to its Reliant CLEAR™ feedback canceller, offering increased added stable gain and faster reaction time. Additionally, newly developed DSP technologies are utilized in the Sirona cardiac diagnostic monitoring (CDM) platform.

Ultra-Low-Power Wireless

Wireless connectivity is fast becoming a required technology, and wireless capabilities are especially critical in new body-worn devices. IntriCon’s BodyNet™ ULP technology, including the nanoLink™ and PhysioLink™ wireless systems, offers solutions for transmitting the body’s activities to caregivers, and wireless audio links for professional communications and surveillance products. Potential BodyNet applications include electrocardiogram (ECG) diagnostics and monitoring, diabetes monitoring, sleep apnea studies and audio streaming for hearing devices.

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

Microminiaturization

IntriCon excels at miniaturizing body-worn devices. We began honing our microminiaturization skills over 30 years ago, supplying components to the hearing health industry. Our core miniaturization technology allows us to make devices for our markets that are one cubic inch and smaller. We also are specialists in devices that run on very low power, as evidenced by our ULP wireless and DSP. Less power means a smaller battery, which enables us to reduce size even further, and develop devices that fit into the palm of one’s hand.

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

Market Overview:

Our core technologies expertise is focused on three main markets: medical bio-telemetry, value hearing health and professional audio communications. Revenue from the medical bio-telemetry and value hearing health markets is reported on the respective medical and hearing health lines in the discussion of our results of operation in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 “Revenue by Market” to the Company’s consolidated financial statements included herein.

Medical Bio-Telemetry

In the medical bio-telemetry market, the Company is focused on sales of bio-telemetry devices for life-critical diagnostic monitoring. Using our nanoDSP and BodyNet™ technology platforms, the Company manufactures microelectronics, micro-mechanical assemblies, high-precision injection-molded plastic components and complete bio-telemetry devices for emerging and leading medical device manufacturers. The medical industry is faced with pressures to reduce the cost of healthcare. Driven by core technologies, such as the IntriCon Physiolink™ that wirelessly connects patients and care givers in non-traditional ways, IntriCon helps shift the point of care from expensive traditional settings, such as hospitals, to less expensive non-traditional settings like the home. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices. We have a strategic partnership with Advanced Medical Electronics Corp. (AME) that allows us to develop new bio-telemetry devices that better connect patients and care givers, providing critical information and feedback. Through the further development of our ULP BodyNet family, we believe the bio-telemetry markets offers significant opportunity.

IntriCon currently has a strong presence in both the diabetes and cardiac diagnostic monitoring bio-telemetry markets. For diabetes, IntriCon has partnered with Medtronic to manufacture their wireless continuous glucose monitors that measure glucose levels and deliver real-time blood glucose trend information. Along with the wireless glucose monitor, IntriCon also manufactures a variety of related accessories. Further, we believe there are opportunities to expand our diabetes product offering with Medtronic as well as move into new markets.

In the cardiac diagnostic monitoring market, we provide solutions for ambulatory cardiac monitoring. We entered this market through an acquisition of Jon Barron, Inc. doing business as Datrix (“Datrix”) in 2009. Our first two product platforms, Sirona and Centauri, received Food and Drug Administration (FDA) 510(k) approval in late 2011. The Sirona platform, which incorporates the PhysioLink technology, is essentially two products in one design because it can be used as an event recorder, a holter monitor or both. This platform is very small, rechargeable, and water spray proof. The features of the Centauri platform are event recording combined with wireless transmission of the patient data to a remote service center, which then forwards the information to the doctor.

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

IntriCon is targeting other emerging biotelemetry and home care markets, such as sleep apnea, that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight. To do so, IntriCon is focusing more capital and resources in sales and marketing to expand its reach to other large medical device and health care companies.

Value Hearing Health Market

The Company believes the value hearing health market offers significant growth opportunities. In the United States alone, there are approximately 36 million hearing impaired individuals. This population is expected to grow significantly over the next ten years as 65-year-old-plus age demographic is one of the fastest growing segments the in the U.S., Europe and Japan. The current U.S. market penetration into the hearing impaired population is approximately 20 percent. We believe the U.S. market penetration is low primarily due to high costs to purchase a hearing device and inconveniences in the conventional hearing health distribution channel. This has created the opportunity for alternative care models, such the insurance channel and personal sound amplifier (PSAP) channel.

In the insurance channel, the Company entered into a manufacturing agreement with hi HealthInnovations, a UnitedHealth Group company, to become their supplier of hearing aids. At the beginning of 2012 hi HealthInnovations launched a suite of high-tech, lower-cost hearing devices for their Medicare and Part D participants and later in the year announced they were increasing this offering to the over 26 million people enrolled in their employer-sponsored and individual health benefit plans. This insurance model has been successfully demonstrated internationally, as several countries providing a full insurance program are serving 40 to 70 percent of hearing impaired population. Further, research in the US has shown a fully insured model will drive an individual to seek treatment at an earlier stage of hearing loss, greatly increasing the market size and penetration.

In personal sound amplifier products, the FDA has created a PSAP category; it is analogous to “reader glasses” in the optical market and provides a cost effective sound amplification device. These devices are not hearing aids and make no claims of compensating for hearing loss. They can be purchased “off-the-shelf” and are not fit or prescribed to meet a specific individual’s needs. Rather, these devices amplify sound and tend to be used in noisy or challenging environments. They have a significantly lower retail price to the consumer than traditional hearing aids.

We also believe there are niches in the conventional hearing health channel that will embrace our value hearing health proposition, as high costs constrain their growth potential. Additionally, we believe there is a large international market, most notably in the so-called BRIC countries (Brazil, Russia, India and China), for this type of product offering.

We believe IntriCon is very well positioned to serve these value hearing health market channels. Over the past several years the company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices. Our DSP devices provide better clarity and an improved ability to filter out background noise at attractive pricing points. We believe product platform introductions such as the APT™ and Lumen™ devices will drive market share gains into all channels of the emerging value hearing health market.

Professional Audio Communications

IntriCon entered the high-quality audio communication device market in 2001, and now has a line of miniature, professional audio headset products used by customers focusing on homeland security and emergency response needs. The line includes several communication devices that are extremely portable and perform well in noisy or hazardous environments. These products are well suited for applications in the fire, law enforcement, safety, aviation and military markets. In addition, the Company has a line of miniature ear- and head-worn devices used by performers and support staff in the music and stage performance markets. The Company also serves U.S. government security agencies and the Singapore government in this market. We believe performance in difficult listening environments and wireless operations will continue to improve as these products increasingly include our proprietary nanoDSP, wireless nanoLink and PhysioLink technologies.

The Company sees great opportunity to market its situational listening devices (SLD’s). Much like the PSAP devices, these devices are intended to help people hear in noisy environments like restaurants and automobiles, and listen to television, music, and direct broadcast by wireless connection. Such devices are intended to be supplements to conventional hearing aids, which do not handle those situations well. The SLD’s will be based on our PhysioLink technology, which were recently demonstrated at the annual convention of the American Academy of Audiology. The product line consists of an earpiece, TV transmitter, companion microphone, iPod/iPhone transmitter, and USB transmitter. With the emergence of advanced parallel technologies in both the SLD and PSAP markets, the Company will likely shift recognition of many professional audio communications product sales into the value hearing health market in future years.

For information concerning our net sales, net income and assets, see the consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

Marketing and Competition.
IntriCon intends to focus more capital and resources in marketing and sales to expand its reach into large medical device and healthcare companies in the medical bio-telemetry and value hearing health markets outlined above. The Company believes this will allow us to further advance our technology portfolio, new product platforms, strengthen customer relations and expand our market knowledge.

Currently, IntriCon sells its hearing instrument components directly to domestic hearing instrument manufacturers and distributors through an internal sales force. Sales of medical and professional audio communications products are also made primarily through an internal sales force. In recent years, a small number of companies have accounted for a substantial portion of the Company’s sales.

In 2012, one customer accounted for approximately 21 percent of the Company’s net sales. During 2012, the top five customers accounted for approximately $29,000, or 46 percent, of the Company’s net sales. See note 3 to the consolidated financial statements for a discussion of net sales and long-lived assets by geographic area.

Internationally, sales representatives employed by IntriCon GmbH (“GmbH”), a wholly owned German subsidiary, solicit sales from European hearing instrument, medical device and professional audio communications manufacturers and suppliers.

IntriCon believes that it is the largest supplier worldwide of micro-miniature electromechanical components to hearing instrument manufacturers and that its full product line, automated manufacturing process and low cost manufacturing capabilities in Asia, allow it to compete effectively with other manufacturers within this market. In the market of hybrid amplifiers and molded plastic faceplates, hearing instrument manufacturers produce a substantial portion of their internal needs for these components.

IntriCon markets its high performance microphone products to the radio communication and professional audio industries and has several larger competitors who have greater financial resources. IntriCon holds a small market share in the global market for microphone capsules and other related products.

Employees. As of December 31, 2012, the Company had a total of 569 full time equivalent employees, of whom 33 are executive and administrative personnel, 18 are sales personnel, 30 are engineering personnel and 488 are operations personnel. The Company considers its relations with its employees to be satisfactory. None of the Company’s employees are represented by a union.

As a supplier of parts for consumer and medical products, IntriCon is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

Research and Development. IntriCon conducts research and development activities primarily to improve its existing products and proprietary technology. The Company is committed to increasing its investment in the research and development of proprietary technologies, such as the ULP nanoDSP and ULP wireless technologies. The Company believes the continued development of key proprietary technologies will be the catalyst for long-term revenues and margin growth. Research and development expenditures were $4,694, $4,876, and $4,485 in 2012, 2011 and 2010, respectively. These amounts are net of customer and grant reimbursed research and development.

IntriCon owns a number of United States patents which cover a number of product designs and processes. Although the Company believes that these patents collectively add value to the Company, the costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the patents providing future economic benefit to the Company.

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

All of our current hearing aid devices are air conduction devices and, as such, are Class I medical devices, exempt from the 510(k) submission process. They are typically marketed to FDA approved manufacturers with IntriCon assisting in the design, development and production. Our ECG recorder devices are classified as Class II medical devices and have received 510(k) clearance from the FDA. Our manufacturing operations are subject to periodic inspections by the FDA, whose primary purpose is to audit the Company’s compliance with the Quality System Regulations published by the FDA and other applicable government standards. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. We believe that our manufacturing and quality control procedures are in compliance with the requirements of the FDA regulations and this has been substantiated with no findings cited during our most recent FDA audit in April of 2010.

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

The registration system for our medical devices in the EU requires that our quality system conform to international quality standards and that our medical devices conform to “essential requirements” set forth by the Medical Device Directive (“MDD”). Manufacturing facilities and processes under which our ECG recorder devices are produced are inspected and audited by our International Organization for Standardization (“ISO”) registrar British Standards Institute (“BSI”). Our authorized representative, CE Partner 4U, maintains our technical file and registers our products with competent authorities in all EU member states. Manufacturing facilities and processes under which all of our other medical devices are produced are inspected and audited annually by the BSI. These audits verify our compliance with the essential requirements of the MDD. These certifying bodies verify that our quality system conforms to the international quality standard ISO 13485:2003 and that our products conform to the “essential requirements” and “supplementary requirements” set forth by the MDD for the class of medical devices we produce. These certifying bodies also certify our conformity with both the quality standards and the MDD requirements, entitling us to place the “CE” mark on all of our ECG recorder devices. Our Hearing Aid devices typically bear the CE mark of our customers who assume regulatory responsibilities for those devices.

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

Forward-Looking Statements

Certain statements included or incorporated by reference in this Annual Report on Form 10-K or the Company’s other public filings and releases, which are not historical facts, or that include forward-looking terminology such as “may”, “will”, “believe”, “anticipate”, “expect”, “should”, “optimistic” or “continue” or the negative thereof or other variations thereof, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Business,” “Legal Proceedings, “Risk Factors,” Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Consolidated Financial Statements, such as the Company’s ability to compete, statements concerning the hi HealthInnovations program, the divestiture of its electronic products segment and its Global Coils joint venture interest, strategic alliances and their benefits, the adequacy of insurance coverage, government regulation, potential increases in demand for the Company’s products, net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future levels of funding of employee benefit plans, the adequacy of insurance coverage, the impact of new accounting pronouncements and litigation.

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

Available Information

The Company files or furnishes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s reports, proxy and information statements and other SEC filings are also available on the SEC’s Internet site as part of the EDGAR database (http://www.sec.gov).

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

We are dependent on a small number of customers for a large portion of our revenues. In fiscal year 2012, our largest customer accounted for approximately 21 percent of our net sales and our five largest customers accounted for approximately 46 percent of our net sales. A significant decrease in the sales to or loss of any of our major customers could have a material adverse effect on our business and results of operations. Our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our major customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We may not be able to collect outstanding accounts receivable from our customers.

Some of our customers purchase our products on credit, which may cause a concentration of accounts receivable among some of our customers. As of December 31, 2012, we had accounts receivable, less allowance for doubtful accounts, of $7,171, which represented approximately 38 percent of our shareholders’ equity as of that date. As of that date, two customers accounted for a combined total of 24 percent of our accounts receivable. Our financial condition and profitability may be harmed if one or more of our customers are unable or unwilling to pay these accounts receivable when due.

There are risks under our manufacturing agreement with hi HealthInnovations.

In 2011, we entered into a manufacturing agreement with hi HealthInnovations, a UnitedHealth Group company, to supply hearing aids. Under the agreement, we are required to establish and maintain a certain level of manufacturing, supply chain and delivery capacity. We devoted considerable time, resources and capital during 2012 and 2011 securing the agreement and preparing for the program’s launch. hi HealthInnovations is not required to purchase any minimum amount under the manufacturing agreement and may cease purchases at any time. We also agreed that during the term of the agreement, we would not sell hearing aids or accessories to another health insurer or directly to consumers. For more information, see our Current Report on Form 8-K filed with the SEC on November 14, 2011.

Royalties under the sale of our interest in the Global Coils joint venture may be less than estimated.

In August 2012, the Company sold its 50% interest in its Global Coils joint venture, to its joint venture partner Audemars SA. The consideration for the sale included cash, inventory and royalty payments. Included in the gain on sale are the estimated royalty payments which the Company measured at fair value based on level 3 inputs which are considered unobservable inputs that are not corroborated by market data. The Company used future estimated cash flows discounted to their present value to calculate fair value. Actual royalty payments may differ from the Company’s estimate which could adversely affect the Company’s results of operations in future periods.

Despite signs of improvement in economic conditions, the current domestic economic environment could cause a severe disruption in our operations.

Our business has been negatively impacted by the recent domestic economic environment. If the economy does not continue to improve or worsens, there could be several severely negative implications to our business that may exacerbate many of the risk factors we identified including, but not limited to, the following:

     Liquidity:

•

The domestic economic environment and the associated credit crisis could worsen and reduce liquidity and this could have a negative impact on financial institutions and the country’s financial system, which could, in turn, have a negative impact on our business.

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

     Demand:

•

Any deterioration in the economy or a return to recession could result in lower sales to our customers. Additionally, our customers may not have access to sufficient cash or short-term credit to obtain our products or services.

     Prices:

•	Certain markets could experience deflation, which would negatively impact our average prices and reduce our margins.

Our operations could be adversely affected by changes in the federal budget.

The federal government is under increasing pressure to reduce the budget deficit. This could result in a general reduction in U.S. healthcare and defense spending and could cause our customers to delay, reduce or cancel their purchases of our products. Future actions or inactions of the United States government, including a failure to increase the government debt limit, reductions in the size of the U.S budget, including automatic across-the-board budget cuts, or sequestrations, reductions in the Medicare and Medicaid programs, potential tax increases or a temporary shutdown of the federal government, could affect purchases by our customers, disrupt financial markets and adversely affect economic conditions generally, all of which could have a material adverse effect on our results of operation and financial condition.

Health care policy changes, including U.S. health care reform legislation signed in 2010, may have a material adverse effect on us.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. Under the legislation, the total cost to the medical device industry is expected to be approximately $20 billion over ten years. This significant increase in the tax burden on our industry could have a material, negative impact on our results of operations and our cash flows either directly, through taxes on us, or indirectly through others in our value chain being subject to the tax. We currently estimate the direct impact of the excise tax on us to be minimal; however, if facts or circumstances change in our business relationships, we could be subject to customer pricing pressures or required to pay additional taxes under the rules. Other elements of this legislation, such as comparative effectiveness research, an independent payment advisory board, payment system reforms, including shared savings pilots, and other provisions, could meaningfully change the way health care is developed and delivered, and may materially impact numerous aspects of our business.

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

Our growth strategy includes developing new products and entering new markets, as well as identifying and integrating acquisitions. Our ability to compete in new markets will depend upon a number of factors including, among others:

•	our ability to create demand for products in new markets;
•	our ability to manage growth effectively;
•	our ability to strengthen our sales and marketing presence;
•	our ability to successfully identify, complete and integrate acquisitions;
•	our ability to respond to changes in our customers’ businesses by updating existing products and introducing, in a timely fashion, new products which meet the needs of our customers;
•	the quality of our new products; and
•	our ability to respond rapidly to technological change.

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

In 2012, we operated in Singapore, Indonesia and Germany. Approximately 23 percent of our revenues were derived from our facilities in these countries in 2012. As of December 31, 2012 approximately 26 percent of our long-lived assets are located in these countries. Political or economic instability in these countries could have an adverse impact on our results of operations due to diminished revenues in these countries. Our future revenues, costs of operations and profit results could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the euro, Singapore dollar and other currencies could lead to lower reported consolidated revenues due to the translation of this currency into U.S. dollars when we consolidate our revenues and results from operations.

The recent recessions in Europe and the debt crisis in certain countries in the European Union could negatively affect our ability to conduct business in those geographies.

The continuing debt crisis in certain European countries could cause the value of the euro to deteriorate, reducing the purchasing power of our European customers. Financial difficulties experienced by our suppliers and customers, including distributors, could result in product delays and inventory issues; risks to accounts receivable could also include delays in collection and greater bad debt expense. Also, the effect of the debt crisis in certain European countries could have an adverse effect on the capital markets generally, specifically impacting our ability and the ability of our customers to finance our and their respective businesses on acceptable terms, if at all, the availability of materials and supplies and demand for our products.

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

As of December 31, 2012, we had bank indebtedness of $9,905 and additional indebtedness of $262 payable to the former shareholder of Datrix. Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control. We believe that availability under our existing credit facility combined with funds expected to be generated from operations and control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months. If, however, we are unable to renew these facilities or obtain waivers (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”) in the future or do not generate sufficient cash or complete such financings on a timely basis, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition and performance.

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

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, litigation with third parties, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

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

We are a defendant along with a number of other parties in lawsuits alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued heat technologies segment which we sold in March 2005. Due to the non-informative nature of the complaints, we do not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1978 have been exhausted and that the carriers will no longer provide defense and insurance coverage under those policies. However, we have other primary and excess insurance policies that we believe afford coverage for later years. Some of these other primary insurers have accepted defense and insurance coverage for these suits, and some of them have either ignored our tender of defense of these cases, or have denied coverage, or have accepted the tenders but asserted a reservation of rights and/or advised us that they need to investigate further. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, we believe we will have funds available for defense and insurance coverage under the non-exhausted primary and excess insurance policies. However, unlike the older policies, the more recent policies have deductible amounts for defense and settlements costs that we will be required to pay; accordingly, we expect that our litigation costs will increase in the future as the older policies are exhausted. Further, many of the policies covering later years (approximately 1984 and thereafter) have exclusions for any asbestos products or operations, and thus do not provide insurance coverage for asbestos-related lawsuits. If our insurance policies do not cover the costs and any awards for the asbestos-related lawsuits, we will have to use our cash or obtain additional financing to pay the asbestos-related obligations and settlement costs. There is no assurance that we will have the cash or be able to obtain additional financings on favorable terms to pay asbestos related obligations or settlements should they occur. The ultimate outcome of any legal matter cannot be predicted with certainty. In light of the significant uncertainty associated with asbestos lawsuits, there is no guarantee that these lawsuits will not materially adversely affect our financial position, results of operations or liquidity.

The market price of our common stock has been and is likely to continue to be volatile and there has been limited trading volume in our stock, which may make it difficult for shareholders to resell common stock when they want to and at prices they find attractive.

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

In addition, the stock market in recent years has experienced significant price and volume fluctuations. Such volatility has affected many companies irrespective of, or disproportionately to, the operating performance of these companies. These broad fluctuations and limited trading volume may materially adversely affect the market price of our common stock, and your ability to sell our common stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting. Currently, we are not required to include a report of our independent registered public accounting firm on our internal controls because we are a “smaller reporting company” under SEC rules; therefore, shareholders do not have the benefit of an independent review of our internal controls. While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2012, we cannot guarantee that we will not have “material weaknesses” reported by our management in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If in the future we fail to complete this evaluation in a timely manner, or if we determine that we have a material weakness, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential investors and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and the market price of our common stock.

ITEM 1B.	Unresolved Staff Comments

Not Applicable.

ITEM 2.	Properties

The Company leases eight facilities, five domestically and three internationally, as follows:

•

a 47,000 sq. ft. manufacturing facility in Arden Hills, Minnesota, which also serves as the Company’s headquarters, from a partnership consisting of two former officers of IntriCon Inc. and Mark S. Gorder who serves as the president and CEO of the Company and on the Company’s Board of Directors. At this facility, the Company manufactures body-worn devices, other than plastic component parts. Annual base rent expense, including real estate taxes and other charges, is approximately $490. The Company believes the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. As amended, this lease expires in October 2013, subject to one option to renew for a three year period.

•

a 46,000 sq. ft. building in Vadnais Heights, Minnesota at which IntriCon produces plastic component parts for body-worn devices. Annual base rent expense, including real estate taxes and other charges, is approximately $382. This lease expires in June 2016.

•

two buildings in Camden, Maine, which contain manufacturing facilities and offices and consist of a total of 32,000 square feet. Annual base rent expense on the 25,000 square foot facility, including real estate taxes and other charges, is approximately $109. This lease expires in June 2014. Annual base rent expense on the 7,000 square foot facility, including real estate taxes and other charges, is approximately $62. This lease expires in June 2017.

•

a 4,000 square foot building in Escondido, California, which houses assembly operations and administrative offices relating to our cardiac monitoring business. Annual base rent expense, including real estate taxes and other charges, is approximately $35. This lease expires in April 2014.

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

•

a 2,000 square foot facility in Germany which houses sales and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $39. This lease expires in June 2017.

See notes 13 and 14 to the Company’s consolidated financial statements in Item 8 of the Annual Report on Form 10-K.

ITEM 3.	Legal Proceedings

The Company is a defendant along with a number of other parties in lawsuits alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued heat technologies segment which was sold in March 2005. Due to the non-informative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. Certain insurance carriers have informed the Company that the primary policies for the period August 1, 1970-1978 have been exhausted and that the carriers will no longer provide defense and insurance coverage under those policies. However, the Company has other primary and excess insurance policies that the Company believes afford coverage for later years. Some of these other primary insurers have accepted defense and insurance coverage for these suits, and some of them have either ignored the Company’s tender of defense of these cases, or have denied coverage, or have accepted the tenders but asserted a reservation of rights and/or advised the Company that they need to investigate further. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, the Company believes that it will have funds available for defense and insurance coverage under the non-exhausted primary and excess insurance policies. However, unlike the older policies, the more recent policies have deductible amounts for defense and settlements costs that the Company will be required to pay; accordingly, the Company expects that its litigation costs will increase in the future. Further, many of the policies covering later years (approximately 1984 and thereafter) have exclusions for any asbestos products or operations, and thus do not provide insurance coverage for asbestos-related lawsuits. The Company does not believe that the asserted exhaustion of some of the primary insurance coverage for the 1970-1978 period will have a material adverse effect on its financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits, and the significant number of policy years and policy limits under which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

The Company’s former wholly owned French subsidiary, Selas SAS, filed for insolvency in France and is being managed by a court appointed judiciary administrator. The Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding.

The Company is also involved in other lawsuits arising in the normal course of business, as further described in Note 13 to the consolidated financial statements in Item 8. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company’s consolidated financial position, liquidity, or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 4A.	Executive Officers of the Registrant

The names, ages and offices (as of February 28, 2013) of the Company’s executive officers were as follows:

Name	Age	Position
Mark S. Gorder	66	President, Chief Executive Officer and Director of the Company
Scott Longval	36	Chief Financial Officer and Treasurer of the Company
Christopher D. Conger	52	Vice President, Research and Development
Michael P. Geraci	54	Vice President, Sales and Marketing
Dennis L. Gonsior	54	Vice President, Global Operations
Greg Gruenhagen	59	Vice President, Corporate Quality and Regulatory Affairs

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

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are listed on the NASDAQ Global Market under the ticker symbol “IIN”.

Market and Dividend Information

The high and low sale prices of the Company’s common stock during each quarterly period during the past two years were as follows:

	2012		2011
	Market		Market
	Price Range		Price Range
Quarter	High	Low	High	Low
First	$7.50	$5.53	$4.27	$3.75
Second	7.17	6.12	5.12	3.66
Third	6.57	3.91	4.60	2.84
Fourth	5.38	4.03	7.22	3.20

The closing sale price of the Company’s common stock on February 27, 2013, was $4.65 per share.

At February 27, 2013 the Company had 300 shareholders of record of common stock. Such number does not reflect shareholders who beneficially own common stock in nominee or street name.

The Company currently intends to retain any future earnings to support operations and to finance the growth and development of its business and does not intend to pay cash dividends on its common stock for the foreseeable future. Any payment of future dividends will be at the discretion of the Board of Directors and will depend upon, among other things, the Company’s earnings, financial condition, capital requirements, level of indebtedness, contractual restrictions with respect to the payment of dividends, and other factors that the Board of Directors deems relevant. Terms of the Company’s banking agreements prohibit the payment of cash dividends without prior bank approval.

See “Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters — Equity Compensation Plans” of this Annual Report on Form 10-K for disclosure regarding our equity compensation plans.

In 2012, the Company did not sell any unregistered securities and did not repurchase any of its securities.

ITEM 6.	Selected Financial Data

Five-Year Summary of Operations

Years ended December 31,	2012	2011	2010	2009 (b)	2008

Sales, net	$63,933	$56,058	$58,697	$51,676	$57,908

Gross profit	14,976	12,666	15,013	11,051	14,657

Operating expenses	13,976	13,858	13,419	11,681	12,360

Interest expense	(755)	(609)	(655)	(836)	(678)
Equity in income (loss) of partnerships	(116)	174	(135)	(150)	(4)
Gain on sale of investment in partnership	822	—	—	—	—
Other income (expense), net	(78)	42	(4)	(220)	(36)
Income (loss) from continuing operations before income taxes and discontinued operations	873	(1,585)	800	(1,836)	1,579
Income tax (expense) benefit	(164)	160	(145)	34	(265)
Income (loss) from continuing operations before discontinued operations	709	(1,425)	655	(1,802)	1,314
Gain on sale of discontinued operations, net of income taxes	—	—	35	—	—
Income (loss) from discontinued operations, net of income taxes	—	—	(329)	(2,119)	(276)

Net income (loss)	$709	$(1,425)	$361	$(3,921)	$1,038

Basic income (loss) per share:
Continuing operations	$.13	$(.25)	$.12	$(.34)	$.25
Discontinued operations	—	—	(.05)	(.39)	(.05)
Net income (loss)	$.13	$(.25)	$.07	$(.73)	$.20

Diluted income (loss) per share:
Continuing operations	$.12	$(.25)	$.12	$(.34)	$.24
Discontinued operations	—	—	(.05)	(.39)	(.05)
Net income (loss)	$.12	$(.25)	$.07	$(.73)	$.19

Weighted average number of shares
outstanding during year:
Basic	5,669	5,599	5,484	5,394	5,314
Diluted	5,888	5,599	5,535	5,394	5,539

Other Financial Highlights

Years ended December 31,	2012	2011	2010	2009(b)	2008

Working capital (a)	$8,893	$8,207	$8,615	$8,504	$10,602

Total assets	$39,132	$40,730	$36,267	$37,363	$39,462

Long-term debt	$7,222	$8,217	$6,465	$7,730	$6,188

Shareholders’ equity	$18,722	$17,446	$18,571	$17,489	$20,312

Depreciation and amortization	$2,150	$2,258	$2,601	$2,470	$2,426

(a)	Working capital is equal to current assets less current liabilities.
(b)

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

Business Highlights

In August 2012, the Company sold its 50% interest in its Global Coils joint venture, to joint venture partner Audemars SA. Global Coils is in the business of marketing, designing, manufacturing, and selling audio coils to the hearing health industry. Audemars paid $426 in cash at closing and will make future payments, both one time and recurring, as specified in the purchase agreement. Audemars also transferred certain hearing health inventory to IntriCon. The Company recorded a gain on the sale of $822, or $.14 per diluted share, in the gain on sale of investment in partnership line of the accompanying statement of operations.

In December 2012, the Company amended its credit facilities with The PrivateBank and Trust Company. Terms of the amendment included, among other things, permitting the Company to borrow an additional $1,250 by increasing the Company’s term loan facility to $4,000, while keeping the existing amortization schedule in place. In addition, the amendment eliminated the Minimum EBITDA covenant, reset certain other financial covenants and changed the dates of covenant compliance from monthly to quarterly. Lastly, the amendment increased the inventory cap on the borrowing base from $3,000 to $3,500 and removed eligible equipment from the base. The Company is using the facilities to fund current growth opportunities, the Company’s overseas low-cost manufacturing infrastructure and meet anticipated working capital requirements.

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

Results of Operations: 2012 Compared with 2011

Consolidated Net Sales

Our net sales are comprised of three main markets: medical, hearing health, and professional audio - collectively our body-worn device segment. Below is a recap of our sales by main markets for the years ended December 31, 2012 and 2011:

			Change
	2012	2011	Dollars	Percent
Medical	$24,463	$22,923	$1,540	6.7%
Hearing Health	23,806	21,032	2,774	13.2%
Professional Audio Communications	15,664	12,103	3,561	29.4%
Consolidated net sales	$63,933	$56,058	$7,875	14.0%

In 2012, we experienced a 6.7 percent increase in medical sales primarily driven by higher sales to Medtronic and other key medical customers. Management believes the industry-wide trend to shift the point of care from expensive traditional settings, such as hospitals, to less expensive non-traditional settings like the home, will result in growth of the medical bio-telemetry industry. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in both the diabetes market, with its Medtronic partnership, and cardiac diagnostic monitoring bio-telemetry market. The Company believes there are growth opportunities in these markets as well other emerging biotelemetry and home care markets, such as sleep apnea, that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the year ended December 31, 2012 increased 13.2 percent over the same period in 2011 driven by sales to hi HealthInnovations and sales into the nontraditional PSAP hearing health market. These gains were partially offset by temporary declines in legacy products. In mid-2012, we satisfied hi HealthInnovations’ initial product ramp-up needs for 2012 and in the near term we expect minimal new orders. The hi HealthInnovations program is based on a development of an innovative new distribution channel. While hi HealthInnovations continues to make progress, there are challenges to be overcome and it is difficult to project program needs at this time; however, we do believe in the long-term potential of this program. We continue to support hi HealthInnovations in building the infrastructure to provide high quality, affordable hearing healthcare to their customers. Examples of our efforts include the development and validation of hardware and software, providing quality management system support, and device tracking and analysis support. We believe this will position hi HealthInnovations to aggressively expand this program to their customer base. With market dynamics such as low penetration rates, an aging population, and the need for reduced cost and convenience, the Company believes the hearing health market offers significant growth opportunities, including the emergence of alternative care models, such the insurance channel and PSAP channel. IntriCon believes it is very well positioned to serve these value hearing health market channels. Over the past several years the company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices. Our DSP devices provide better clarity and an improved ability to filter out background noise at attractive pricing points. We believe product platform introductions such as the APT™ and Lumen™ devices will drive market share gains into all channels of the emerging value hearing health market.

Net sales to the professional audio device sector increased 29.4 percent in 2012 compared to the same period in 2011. The significant increase over the prior year was due to continued demand for securities products domestically and to the fulfillment of a large headset contract with the Singapore government, providing technically advanced headsets to be worn in difficult listening environments. While the Singapore government contract has been fulfilled in 2012, we believe there is potential for additional future contracts with the Singapore government and other agencies. Additionally, we believe our extensive portfolio of communication devices that are portable, smaller and perform well in noisy or hazardous environments will provide for future long-term growth in this market.

Gross Profit

Gross profit, both in dollars and as a percent of sales, for 2012 and 2011, were as follows:

	2012		2011		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent

Gross profit	$14,976	23.4%	$12,666	22.6%	$2,310	18.2%

In 2012, gross profit increased primarily due to greater sales across our three core markets, partially offset by infrastructure costs in Asia and an unfavorable product mix in our professional audio communications market. The Company further expanded its low-cost manufacturing capabilities during the year. The continued ramp-up of the Company’s Indonesian facility provides low-cost manufacturing options to drive ongoing margin improvement and the ability to pursue additional high-volume manufacturing opportunities. In addition, the Company increased the medical manufacturing infrastructure at its Singapore facility to support the transfer of certain medical business. The Company has a number of initiatives to expand margins, including transferring select labor-intensive programs to Singapore and Indonesia, and increasing the percentage of proprietary IntriCon technology into all of its product platforms. However, due to the relatively fixed global cost manufacturing structure, the most immediate impact on margin growth will be through increased revenue volume.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the years ended December 31, 2012 and 2011 were:

	2012		2011		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent

Sales and marketing	$3,324	5.2%	$3,185	5.7%	$139	4.3%
General and administrative	5,958	9.3%	5,797	10.3%	161	2.8%
Research and development	4,694	7.3%	4,876	8.7%	(182)	(3.7)%

Sales and marketing increased over the prior year due to increased sales and related selling commissions and a headcount addition in late 2012. Management expects to focus more capital and resources in sales and marketing in the upcoming years to expand its reach in the medical bio-telemetry and value hearing health markets. General and administrative expenses increased over the prior year period primarily driven by increased stock based compensation as compared to 2011. Research and development decreased over the prior year primarily due to a temporary reduction in fee for service work by third parties.

Interest Expense

Interest expense for 2012 was $755, an increase of $146 from $609 in 2011. The increase in interest expense was primarily due to higher average debt balances and higher interest rates as compared to the prior year.

Equity in Income (Loss) of Partnerships

The equity in income (loss) of partnerships for 2012 was $(116) compared to $174 in 2011.

The Company recorded a $166 decrease in the carrying amount of its investment in the Hearing Instrument Manufacturers Patent Partnership (“HIMPP”) for 2012, reflecting amortization of the patents and other intangibles and the Company’s portion of the partnership’s operating results for the year ended December 31, 2012, compared to a $34 decrease in the carrying amount of the investment in 2011 for the amortization of the patents and other intangibles and the Company’s portion of the partnership’s operating results for the year ended December 31, 2011.

Prior to the sale of the Global Coils joint venture interest, the Company recorded a $50 and $208 increase in the carrying amount of IntriCon’s investment in this joint venture, reflecting the Company’s portion of the joint venture’s operating results for year ended December 31, 2012 and 2011, respectively.

Gain on Sale of Investment in Partnership

In August 2012, the Company sold its 50% interest in its Global Coils joint venture, to its joint venture partner Audemars SA. The Global Coils joint venture is in the business of marketing, designing, manufacturing, and selling audio coils to the hearing health industry. Audemars paid $426 in cash at closing and will make future payments, both one time and recurring, as specified in the purchase agreement. Audemars also transferred certain hearing health inventory to IntriCon. The Company recorded a gain on the sale of $822 in the gain on sale of investment in partnership line of the accompanying statement of operations.

The net gain was computed as follows:

Cash proceeds	$426
Receivables	721
Inventory	186
Net assets disposed	(486)
Transaction costs	(25)
Gain on sale	$822

Other Income (Expense), net

In 2012, other income (expense), net was $(78) compared to $42 in 2011 primarily related to the gain (loss) on foreign currency exchange.

Income Tax (Expense) Benefit

Income taxes were as follows:

	2012	2011
Income tax (expense) benefit	$(164)	$160
Percentage of pre-tax income (loss)	18.8%	(10.1%)

The (expense) benefit in 2012 and 2011 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position (“NOL”) for US federal income tax purposes and, consequently, minimal income tax expense from the current period domestic operations was recognized. Our deferred tax asset related to the NOL carry forwards has been offset by a full valuation allowance. We estimate we have approximately $19,888 of NOL carry forwards available to offset future federal income taxes that begin to expire in 2022.

Results of Operations: 2011 Compared with 2010

Consolidated Net Sales

Below is a recap of our sales by main markets for the years ended December 31, 2011 and 2010:

			Change
	2011	2010	Dollars	Percent
Medical	$22,923	$24,594	$(1,671)	(6.8%)
Hearing Health	21,032	21,007	25	0.1%
Professional Audio Communications	12,103	13,096	(993)	(7.6%)
Consolidated net sales	$56,058	$58,697	$(2,639)	(4.5%)

In 2011, we experienced a 6.8 percent decrease medical sales primarily due to extended regulatory lead times and anticipated fluctuations in demand. The persisting economic softness and regulatory delays has caused many patients to defer discretionary medical procedures, and hospitals and doctors to cut back on purchases of legacy med-tech products. As a result, during the course of 2011, a few large medical customers experienced fluctuations in demand. As the year progressed, we were encouraged by the reengagement of Medtronic and other key medical customers, driving four quarters of sequential growth.

Net sales in our hearing health business for the year ended December 31, 2011 remained flat compared to the same period in 2010 driven by growth in our DSP circuits and sales to hi HealthInnovations, offset by temporary declines in legacy products.

Net sales to the professional audio device sector decreased 7.6 percent in 2011 compared to the same period in 2010. We believe that the primary driver of the decrease was due to the possible U.S. government shutdown and budgetary approval process which delayed our contract product launches with certain government organizations.

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

Equity in Income (Loss) of Partnerships

The equity in income (loss) of partnerships for 2011 was $174 compared to $(135) in 2010.

The Company recorded a $34 decrease in the carrying amount of its investment in HIMPP for 2011, reflecting amortization of the patents and other intangibles and the Company’s portion of the partnership’s operating results for the year ended December 31, 2011, compared to a $191 decrease in the carrying amount of the investment in 2010 for the amortization of the patents and other intangibles and the Company’s portion of the partnership’s operating results for the year ended December 31, 2010.

The Company recorded a $208 and $56 increase in the carrying amount of IntriCon’s investment in the Global Coils joint venture, reflecting the Company’s portion of the joint venture’s operating results for year ended December 31, 2011 and 2010, respectively.

Other Income (Expense), net

In 2011, other income (expense), net was $42 compared to $(4) in 2010.

Income Tax (Expense) Benefit

Income taxes were as follows:

	2011	2010
Income tax (expense) benefit	$160	$(145)
Percentage of pre-tax income (loss)	(10.1%)	18.1%

The (expense) benefit in 2011 and 2010 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position (“NOL”) for US federal income tax purposes and, consequently, minimal income tax expense from the current period domestic operations was recognized. Our deferred tax asset related to the NOL carry forwards has been offset by a full valuation allowance.

Discontinued Operations

We had no discontinued operations in 2011. We recorded a loss from discontinued operations (electronics business) in 2010 as follows:

2010
Loss from discontinued Electronics Products Business	$(294)

The 2010 net loss of $(294), or $(0.05) per diluted share, was primarily due to loss in operations, net of a $35 gain on sale of the electronics business.

Liquidity and Capital Resources

Our primary sources of cash have been cash flows from operations, bank borrowings, and other financing transactions. For the last three years, cash has been used for repayments of bank borrowings, purchases of equipment, establishment of an additional Asian manufacturing facility and working capital to support research and development, including product offerings under our hi HealthInnovations agreement.

As of December 31, 2012, we had approximately $226 of cash on hand. Sources and uses of our cash for the year ended December 31, 2012 have been from our operations, as described below.

Consolidated net working capital increased to $8,893 at December 31, 2012 from $8,207 at December 31, 2011. Our cash flows from operating, investing and financing activities, as reflected in the statement of cash flows for the years ended December 31, are summarized as follows:

	2012	2011	2010
Cash provided (used) by:
Operating activities	$2,007	$(3)	$1,616
Investing activities	(1,109)	(2,582)	(1,043)
Financing activities	(799)	2,420	(668)
Effect of exchange rate changes on cash	8	3	(9)

Increase (decrease) in cash	$107	$(162)	$(104)

Operating Activities. The most significant items that contributed to the $2,007 of cash provided by continuing operations were increases in net income and decreases in inventory and receivables partially offset by decreases in accounts payable. Days sales in inventory decreased from 95 at December 31, 2011 to 78 at December 31, 2012. Days payables outstanding decreased from 64 days at December 31, 2011 to 39 days at December 31, 2012.

Investing Activities. Net cash used by investing activities consisted of purchases of property, plant and equipment of $1,735 primarily related to the infrastructure investment at our Asian facilities. Partially offsetting the purchase of property plant and equipment was net cash proceeds received of $626 on the sale of the 50 percent ownership interest in the Global Coils joint venture.

Financing Activities. Net cash used by financing activities of $799 was comprised primarily of borrowings under our credit facilities, partially offset by proceeds of new borrowings.

Cash generated from operations may be affected by a number of factors. See “Forward Looking Statements” and “Item 1A: Risk Factors” contained in this Form 10-K for a discussion of some of the factors that can negatively impact the amount of cash we generate from our operations.

We had the following bank arrangements at December 31,:

	2012	2011
Total availability under existing facilities	$13,233	$13,517

Borrowings and commitments:
Domestic revolving credit facility	4,360	5,369
Domestic term loans	3,750	3,500
Foreign overdraft and letter of credit facility	1,795	1,881
Total borrowings and commitments	9,905	10,750

Remaining availability under existing facilities	$3,328	$2,767

Domestic Credit Facilities

To finance a portion of the Company’s acquisition of Jon Barron, Inc. doing business as Datrix (“Datrix”) and replace the Company’s existing credit facilities with Bank of America, including capital leases, the Company and its domestic subsidiaries entered into a credit facility with The PrivateBank and Trust Company on August 13, 2009. The credit facility, as amended, provides for:

▪

an $8,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

▪	a term loan in the original amount of $4,000.

In December 2012, the Company and its domestic subsidiaries entered into a Fifth Amendment to the Loan and Security Agreement with The PrivateBank and Trust Company. The amendment, among other things:

▪

permitted the Company to borrow an additional $1,250 under the term loan by increasing the then current principal balance of the term loan from $2,750 to $4,000, while keeping the existing amortization schedule in place.

▪

increased the inventory cap on the borrowing base from $3,000 to $3,500 and removed eligible equipment from the base. Under the revolving credit facility as amended, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and inventory, less a reserve;

▪	eliminated the minimum EBITDA covenant and amended certain other financial covenants; and

▪	changed the dates when covenant compliance will be tested from monthly to quarterly.

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

Weighted average interest on our domestic credit facilities was 4.52%, 3.93%, and 5.06% for 2012, 2011, and 2010, respectively.

The outstanding balance of the revolving credit facility was $4,360 and $5,369 at December 31, 2012 and 2011, respectively. The total remaining availability on the revolving credit facility was approximately $2,689 and $1,935 at December 31, 2012 and 2011, respectively. The credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable. We expect to seek an extension of the term of this facility or a new credit facility in 2013.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250, commencing with the calendar quarter ended December 31, 2012. Any remaining principal and accrued interest is payable on August 13, 2014. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan.

During 2011, the Company entered into interest rate swaps with The PrivateBank which are accounted for as effective cash flow hedges. The interest rate swaps had a combined initial notional amount of $5,500, with a portion of the swap amortizing on a basis consistent with the $250 quarterly installments required under the term loan. The interest rate swaps fix the Company’s one month LIBOR interest rate on the notional amounts at rates ranging from 4.33% - 4.62%. The interest rate swaps expire on August 13, 2014. Interest rate swaps, which are considered derivative instruments, of $92 and $93 are reported in the balance sheets at fair value in other current liabilities at December 31, 2012 and 2011. The impact of the interest rate swaps and related additional disclosure is not considered material to the financial statements for 2012, 2011 and 2010.

The borrowers are subject to various covenants under the credit facility, including a maximum funded debt to EBITDA, a minimum fixed charge coverage ratio and maximum capital expenditure financial covenants. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things: incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equityholders; purchase or redeem any of its equity interests or any warrants, options or other rights to equity; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; make payment on or changes to any subordinated debt; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. The Company was in compliance with all applicable covenants under the credit facility as of December 31, 2012.

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

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1,977 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs with varying due dates from 2013 to 2015. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.89% and 4.28% for the years ended December 31, 2012 and 2011. The outstanding balance was $1,795 and $1,881 at December 31, 2012 and 2011, respectively. The total remaining availability on the international senior secured credit agreement was approximately $639 and $832 at December 31, 2012 and 2011, respectively.

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

Contractual Obligations

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of December 31, 2012.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Domestic credit facility	$4,360	$—	$4,360	$—	$—
Domestic term loan	3,750	1,000	2,750	—	—
Domestic note payable	262	262	—	—	—
Foreign overdraft and letter of credit facility	1,795	1,683	112	—	—
Pension and other post retirement benefit obligations	1,248	189	351	306	402
Operating leases	4,000	1,449	1,874	677	—
Total contractual obligations	$15,415	$4,583	$9,447	$983	$402

There are certain provisions in the underlying contracts that could accelerate our contractual obligations as noted above.

Foreign Currency Fluctuation

Generally, the effect of changes in foreign currencies on our results of operations is partially or wholly offset by our ability to make corresponding price changes in the local currency. From time to time, the impact of fluctuations in foreign currencies may have a material effect on the financial results of the Company. Foreign currency transaction amounts included in the statements of operation include losses of $177, $17 and $134 in 2012, 2011 and 2010, respectively. See Note 10 to the Company’s consolidated financial statements included herein.

Off-Balance Sheet Obligations

We had no material off-balance sheet obligations as of December 31, 2012 other than the operating leases disclosed above.

Related Party Transactions

For a discussion of related party transactions, see Note 14 to the Company’s consolidated financial statements included herein.

Litigation

For a discussion of litigation, see “Item 3. Legal Proceedings” and Note 13 to the Company’s consolidated financial statements included herein.

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

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The Company develops a warranty reserve based on historical experience. While the Company’s warranty costs have historically been within its expectations, the Company cannot guarantee that it will continue to experience the same warranty return rates or repair costs that it has experienced in the past.

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

Goodwill and Intangible Assets

Goodwill is reviewed for impairment annually on November 30th of each year or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. Consistent with prior years, in 2012 the Company utilized the two-step impairment analysis and elected not to use the qualitative assessment or “step zero” approach. In the two-step impairment analysis, in step one, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step two in order to measure the impairment loss. In step two, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss, in the period identified, equal to the difference. The Company has concluded that no impairment of goodwill or intangible assets existed as of November 30, 2012.

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

Not applicable.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2012, the Company’s internal control over financial reporting was effective based on those criteria.

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
Arden Hills, MN

We have audited the accompanying consolidated balance sheets of IntriCon Corporation and Subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years ended December 31, 2012, 2011 and 2010. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IntriCon Corporation and Subsidiaries as of December 31, 2012 and 2011 and the results of their operations and cash flows for the years ended December 31, 2012, 2011 and 2010, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 13, 2013

IntriCon Corporation
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

Years ended December 31	2012	2011	2010

Sales, net	$63,933	$56,058	$58,697

Costs of sales	48,957	43,392	43,684

Gross profit	14,976	12,666	15,013
Operating expenses:
Sales and marketing	3,324	3,185	3,133
General and administrative	5,958	5,797	5,801
Research and development	4,694	4,876	4,485
Total operating expenses	13,976	13,858	13,419
Operating income (loss)	1,000	(1,192)	1,594

Interest expense	(755)	(609)	(655)
Equity in income (loss) of partnerships	(116)	174	(135)
Gain on sale of investment in partnership	822	—	—
Other income (expense), net	(78)	42	(4)
Income (loss) from continuing operations before income taxes and discontinued operations	873	(1,585)	800

Income tax (expense) benefit	(164)	160	(145)
Income (loss) before discontinued operations	709	(1,425)	655

Loss from discontinued operations, net of income taxes	—	—	(329)
Gain on sale of discontinued operations, net of income taxes	—	—	35
Net income (loss)	$709	$(1,425)	$361

Basic income (loss) per share:
Continuing operations	$.13	$(.25)	$.12
Discontinued operations	—	—	(.05)
Net income (loss)	$.13	$(.25)	$.07

Diluted income (loss) per share:
Continuing operations	$.12	$(.25)	$.12
Discontinued operations	—	—	(.05)
Net income (loss)	$.12	$(.25)	$.07

See accompanying notes to the consolidated financial statements.

IntriCon Corporation
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Years ended December 31,
	2012	2011	2010
Net income (loss)	$709	$(1,425)	$361
Change in fair value of interest rate swap	1	(93)	35
Loss on foreign currency translation adjustment	(13)	(60)	(58)
Comprehensive income (loss)	$697	$(1,578)	$338

See accompanying notes to the consolidated financial statements.

IntriCon Corporation
Consolidated Balance Sheets (In Thousands, Except Per Share Amounts)

At December 31,	2012	2011
Current assets:
Cash	$226	$119
Restricted cash	563	540
Accounts receivable, less allowance for doubtful accounts of $154 and $223 at December 31, 2012 and 2011, respectively	7,171	8,545
Inventories	11,117	11,720
Refundable income taxes	—	82
Other current assets	1,483	652
Total current assets	20,560	21,658

Machinery and equipment	40,796	39,170
Less: Accumulated depreciation	34,012	32,164
Net machinery and equipment	6,784	7,006

Goodwill	9,709	9,709
Investment in partnerships	773	1,283
Other assets, net	1,306	1,074
Total assets	$39,132	$40,730

Current liabilities:
Checks written in excess of cash	$637	$396
Current maturities of long-term debt	2,945	2,883
Accounts payable	4,045	6,298
Accrued salaries, wages and commissions	1,786	1,617
Deferred gain	110	110
Partnership payable	—	240
Income taxes payable	96	—
Other accrued liabilities	2,048	1,907
Total current liabilities	11,667	13,451

Long-term debt, less current maturities	7,222	8,217
Other postretirement benefit obligations	590	685
Accrued pension liabilities	510	431
Deferred gain	275	385
Other long-term liabilities	146	115
Total liabilities	20,410	23,284
Commitments and contingencies (note 13)

Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 5,687 and 5,646 shares issued and outstanding at December 31, 2012 and 2011, respectively.	5,687	5,646
Additional paid-in capital	15,797	15,259
Accumulated deficit	(2,360)	(3,069)
Accumulated other comprehensive loss	(402)	(390)
Total shareholders’ equity	18,722	17,446
Total liabilities and shareholders’ equity	$39,132	$40,730

See accompanying notes to the consolidated financial statements.

IntriCon Corporation
Consolidated Statements of Cash Flows (In Thousands)

Years ended December 31,	2012	2011	2010

Cash flows from operating activities:
Net income (loss)	$709	$(1,425)	$361
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Gain on sale of discontinued operations	—	—	(35)
Depreciation and amortization	2,150	2,258	2,601
Stock-based compensation	414	214	474
Loss (gains) on sale of property and equipment	36	8	28
Deferred taxes	(7)	(169)	40
Change in deferred gain	(110)	(110)	(110)
Allowance for doubtful accounts	(69)	4	(7)
Equity in (income) loss of partnerships	116	(174)	135
Gain on sale of investment in partnership	(822)	—	—
Changes in operating assets and liabilities:
Accounts receivable	1,555	(354)	(1,192)
Inventories	789	(3,391)	(164)
Other assets	(972)	(303)	159
Accounts payable	(2,252)	3,155	(468)
Accrued expenses	240	376	(223)
Other liabilities	230	(92)	17
Net cash provided (used) by continuing operations	2,007	(3)	1,616

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,735)	(2,582)	(1,811)
Proceeds from sale of discontinued operations, net	—	—	775
Proceeds from sale of investment in partnership	626	—	—
Other	—	—	(7)
Net cash used by investing activities	(1,109)	(2,582)	(1,043)

Cash flows from financing activities:
Proceeds from stock purchases and exercise of stock options	159	230	261
Proceeds from long-term borrowings	17,269	16,685	12,194
Repayments of long-term debt	(18,211)	(14,145)	(13,074)
Payments of partnership payable	(240)	(260)	(260)
Change in restricted cash	(17)	(77)	(96)
Change in checks written in excess of cash	241	(13)	307
Net cash (used) provided by financing activities	(799)	2,420	(668)

Effect of exchange rate changes on cash	8	3	(9)
Increase (decrease) in cash	107	(162)	(104)
Cash beginning of year	119	281	385

Cash end of year	$226	$119	$281

See accompanying notes to the consolidated financial statements.

IntriCon Corporation
Consolidated Statements of Shareholders’ Equity
(In Thousands)

	Common Stock Number of Shares	Common Stock $ Amount	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance December 31, 2009	5,986	$5,986	$14,987	$(2,005)	$(214)	$(1,265)	$17,489
Exercise of stock options	69	69	126				195
Shares issued under the Employee Stock Purchase Plan	15	15	50				65
Shares issued in lieu of cash for services	3	3	7				10
Stock option expense			474				474
Net income (loss)				361			361
Comprehensive income (loss)					(23)		(23)
Balance December 31, 2010	6,073	$6,073	$15,644	$(1,644)	$(237)	$(1,265)	$18,571
Exercise of stock options	69	69	91				160
Shares issued under the Employee Stock Purchase Plan	17	17	53				70
Shares issued in lieu of cash for services	3	3	6				9
Stock option expense			214				214
Retirement of Treasury Shares	(516)	(516)	(749)			1,265	—
Net income (loss)				(1,425)			(1,425)
Comprehensive income (loss)					(153)		(153)
Balance December 31, 2011	5,646	$5,646	$15,259	$(3,069)	$(390)	$—	$17,446
Exercise of stock options	20	20	30				50
Shares issued under the Employee Stock Purchase Plan	20	20	89				109
Shares issued in lieu of cash for services	1	1	5				6
Stock option expense			414				414
Net income (loss)				709			709
Comprehensive income (loss)					(12)		(12)
Balance December 31, 2012	5,687	$5,687	$15,797	$(2,360)	$(402)	$—	$18,722

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

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The Company develops a warranty reserve based on historical experience. While the Company’s warranty costs have historically been within its expectations, the Company cannot guarantee that it will continue to experience the same warranty return rates or repair costs that it has experienced in the past.

Shipping and Handling Costs – The Company includes shipping and handling revenues in sales and shipping and handling costs in cost of sales.

Fair Value of Financial Instruments – The carrying value of cash, accounts receivable, notes payable, and trade accounts payables, approximate fair value because of the short maturity of those instruments. The fair values of the Company’s long-term debt obligations approximate their carrying values based upon current market rates of interest.

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

Accounts Receivable – The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. Accounts receivable are shown net of allowance for uncollectible accounts of $154 and $223 at December 31, 2012 and 2011, respectively.

Inventories – Inventories are stated at the lower of cost or market. The cost of the inventories was determined by the first-in, first-out methods.

Property, Plant and Equipment – Property, plant and equipment are carried at cost. Depreciation is computed on a straight-line basis using estimated useful lives of 5 to 40 years for buildings and improvements, and 3 to 12 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Improvements are capitalized and expenditures for maintenance, repairs and minor renewals are charged to expense when incurred. At the time assets are retired or sold, the costs and accumulated depreciation are eliminated and the resulting gain or loss, if any, is reflected in the consolidated statement of operations. Depreciation expense was $1,921, $1,994, and $2,127 for the years ended December 31, 2012, 2011, and 2010, respectively.

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

Goodwill is reviewed for impairment annually on November 30th of each year or more frequently if changes in circumstances or the occurrence of events suggest impairment exists.. Consistent with prior years, in 2012 the Company utilized the two-step impairment analysis and elected not to use the qualitative assessment or “step zero” approach. In the two-step impairment analysis, in step one, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step two in order to measure the impairment loss. In step two, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss, in the period identified, equal to the difference. The Company has concluded that no impairment of goodwill or intangible assets existed as of November 30, 2012.

Other assets, net – The principal amounts included in other assets, net are a prepaid technology fee, debt issuance costs, and a technology fee. The debt issuance costs are being amortized over the related term utilizing the interest method and are included in interest expense, and the other assets are being amortized over their estimated useful life on a straight-line basis. Debt issuance cost included in interest expense was $136, $142 and $135 for the years ended December 31, 2012, 2011, and 2010, respectively. Amortization expense was $229, $264, and $262 for the years ended December 31, 2012, 2011, and 2010, respectively.

Investments in Partnerships – Certain of the Company’s investments in equity securities are long-term, strategic investments in companies. The Company accounts for these investments under the equity method of accounting and records the investment at the amount the Company paid for its initial investment and adjusts for the Company’s share of the investee’s income or loss and dividends paid. The Company’s investments include an investment in Hearing Instrument Manufacturers Patent Partnership (K/S HIMPP) and a 50% interest in a joint venture with a Swiss company through August 2012, when the Company sold its 50% ownership interest. The investments in partnerships and sale of the joint venture are more fully described in Note 16. The partnership interests are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be recoverable. To date there have been no impairment losses recognized.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation reserves are established to the extent the lack of future benefit from the deferred tax assets realization is more likely than not unable to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2012, the Company had no accrual for the payment of tax related interest and there was no tax interest or penalties recognized in the consolidated statements of operations. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2009-2012 and state tax returns for the fiscal year 2008-2012.

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

Several assumptions and statistical variables are used in the models to calculate the expense and liability related to the plans. Assumptions about the discount rate, the expected rate of return on plan assets and the future rate of compensation increases are determined by the Company. Note 9 includes disclosure of these rates on a weighted-average basis, encompassing the plans. The actuarial models also use assumptions on demographic factors such as retirement, mortality and turnover. The Company believes the assumptions are within accepted guidelines and ranges. However, these actuarial assumptions could vary materially from actual results due to economic events and different rates of retirement, mortality and withdrawal.

Stock Option Plan – Under the various Company stock-based compensation plans, executives, employees and outside directors receive awards of options to purchase common stock. Under all awards, the terms are fixed at the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest from one to three years, and the option’s maximum term is 10 years. Options issued to directors vest from one to three years. One of the plans also permits the granting of stock awards, stock appreciation rights, restricted stock units and other equity based awards. The Company expenses grant-date fair values of stock options and awards ratably over the vesting period of the related share-based award. See Note 11 for additional information.

Product Warranty – The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability for the years ended December 31, 2012, 2011 and 2010.

	2012	2011	2010
Beginning of the year balance	$82	$105	$71

Warranty expense	42	27	116
Closed warranty claims	(51)	(50)	(82)
End of the year balance	$73	$82	$105

Patent Costs – Costs associated with the submission of a patent application are expensed as incurred given the uncertainty of the patents providing future economic benefit to the Company.

Advertising Costs – Advertising costs are charged to expense as incurred.

Research and Development Costs – Research and development costs, net of customer funding, amounted to $4,694, $4,876, and $4,485 in 2012, 2011 and 2010, respectively, and are charged to expense when incurred.

Customer Funded Tooling Costs – The Company designs and develops molds and tools for reimbursement on behalf of several customers. Costs associated with the design and development of the molds and tools are charged to expense, net of the customer reimbursement amount. Net customer funded tooling resulted in income of $336, $266 and $35 for the years ended December 31, 2012, 2011 and 2010, respectively, and is included in research and development costs in the consolidated statements of operations.

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

Comprehensive Income (Loss) – Comprehensive income (loss) consists of net income (loss), change in fair value of derivative instruments and foreign currency translation adjustments and is presented in the consolidated statements of comprehensive income (loss).

Foreign Currency Translation – The Company’s German subsidiary accounts for its transactions in its functional currency, the Euro. Foreign assets and liabilities are translated into United States dollars using the year-end exchange rates. Equity is translated at average historical exchange rates. Results of operations are translated using the average exchange rates throughout the year. Translation gains or losses are accumulated as a separate component of shareholders’ equity.

Derivative Financial Instruments – When deemed appropriate, the Company enters into derivative instruments. We do not use derivative financial instruments for speculative or trading purposes. All derivative transactions are linked to an existing balance sheet item or firm commitment, and the notional amount does not exceed the value of the exposure being hedged.

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

New Accounting Pronouncements

In July 2012, the FASB issued ASU 2012-02, “Intangibles - Goodwill and Other (Topic 350) - Testing Indefinite-Lived Intangible Assets for Impairment,” allows the Company to use the so-called “step zero” approach and perform optional quantitative analysis and based on the results skip the remaining two steps. If step zero is not selected the Company is required to perform the two-step analysis for impairment testing of indefinite-lived intangible assets other than goodwill. The standard is effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012, with early adoption permitted. As of December 31, 2012 the Company has adopted the standard but elected not to use step zero.

In June 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update number 2011-05, Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (“ASU 2011-05”), to require an entity to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of equity. In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in ASU 2011-05 (“ASU 2011-12”), which defers the effective date of those changes in ASU 2011-05 that relate to the presentation of reclassification adjustments. The adoption of ASU 2011-05 and ASU 2011-12 resulted in a change in how the Company presented the components of comprehensive income upon adoption effective January 1, 2012. As required by ASU 2011-05, the adoption was applied retrospectively to all prior periods presented. The adoption did not have an effect on comprehensive income (loss) for the periods presented.

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

The Company recorded a net gain on sale of $35. The net gain was computed as follows during the second quarter of the 2010 fiscal year:

Cash	$4
Accounts receivable, net	773
Inventory, net	383
Other current assets	16
Property and equipment, net	72
Other assets	26
Accounts payable	(356)
Accrued expenses	(130)
Long-term debt	(48)
Total	$740
Cash proceeds received from Shackleton	850
Net assets sold	(740)
Transaction costs	(75)
Gain on sale of discontinued operations	$35

The following table shows the results of operations of the Company’s electronic products segment for the 2010 fiscal year:

Year Ended December 31, 2010

Sales, net	$2,346
Operating costs and expenses	(2,670)
Loss on impairment of long lived asset and goodwill	—
Operating loss	(324)
Other expense, net	(5)
Loss from operations before income tax benefit	(329)
Income tax expense (benefit)	—
Net loss from discontinued operations	$(329)

As discussed above, along with the decision to divest the electronics business, the Company evaluated assets for impairment as of December 31, 2009. There was no additional impairment identified and recorded during the 2010 fiscal year.

3. GEOGRAPHIC INFORMATION

The geographical distribution of long-lived assets and net sales to geographical areas as of and for the years ended December 31 is set forth below:

Long-lived Assets

	December 31, 2012	December 31, 2011

United States	$5,263	$5,382
Other – primarily Asia	1,862	2,014
Consolidated	$7,125	$7,396

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

Net Sales to Geographical Areas

	Years ended December 31,
	2012	2011	2010
United States	$44,840	$39,912	$40,108
Germany	1,986	1,979	2,517
China	2,790	1,745	3,531
Switzerland	1,134	1,122	764
Singapore	3,326	715	1,367
France	1,480	1,424	1,625
Japan	1,205	1,473	1,810
United Kingdom	2,210	1,480	799
Turkey	495	766	401
Hong Kong	573	1,026	757
Vietnam	1,219	1,110	1,330
All other countries	2,675	3,306	3,688
Consolidated	$63,933	$56,058	$58,697

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

One customer accounted for 21 percent, 22 percent and 22 percent of the Company’s consolidated net sales in 2012, 2011 and 2010, respectively. During 2012, 2011 and 2010, the top five customers accounted for approximately $29,000, $25,000 and $25,000 or 46 percent, 44 percent and 42 percent of the Company’s consolidated net sales, respectively.

At December 31, 2012, two customers accounted for accounted for a combined 24 percent of the Company’s consolidated accounts receivable. One customer accounted for 12 percent of the Company’s consolidated accounts receivable at December 31, 2011.

4. GOODWILL

The Company performed the required goodwill impairment test as of November 30th for each of the years ended December 31, 2012, 2011 and 2010. The Company completed or obtained an analysis to assess the fair value of its reporting units to determine whether goodwill was impaired and the extent of such impairment, if any for the years ended December 31, 2012, 2011 and 2010. Based upon this analysis, the Company determined that its current goodwill balance was not impaired as of the date of testing.

The changes in the carrying amount of goodwill for the years presented are as follows:

Carrying amount at December 31, 2009	9,717
Revision to prior year purchase price allocation	(8)
Carrying amount at December 31, 2010	9,709
Changes to the carrying amount	—
Carrying amount at December 31, 2011 and 2012	$9,709

5. INVENTORIES

Inventories consisted of the following:

December 31,	Raw materials	Work-in process	Finished products and components	Total

2012
Domestic	$3,993	$1,618	$2,433	$8,044
Foreign	2,555	285	233	3,073
Total	$6,548	$1,903	$2,666	$11,117

2011
Domestic	$4,198	$1,793	$2,317	$8,308
Foreign	2,174	1,078	160	3,412
Total	$6,372	$2,871	$2,477	$11,720

6. SHORT AND LONG-TERM DEBT

Short and long-term debt at December 31were as follows:

	2012	2011
Domestic Asset-Based Revolving Credit Facility	$4,360	$5,369
Foreign Overdraft and Letter of Credit Facility	1,795	1,881
Domestic Term Loan	3,750	3,500
Note Payable Datrix Purchase	262	350
Total Debt	10,167	11,100
Less: Current maturities	(2,945)	(2,883)
Total Long Term Debt	$7,222	$8,217

	Payments Due by Period
	2013	2014	2015	2016	2017	Thereafter	Total
Domestic credit facility	$—	$4,360	$—	$—	$—	$—	$4,360
Domestic term loan	1,000	2,750	—	—	—	—	3,750
Domestic note payable	262	—	—	—	—	—	262
Foreign overdraft and letter of credit facility	1,683	89	23	—	—	—	1,795

Total debt	$2,945	$7,199	$23	$—	$—	$—	$10,167

Domestic Credit Facilities

To finance a portion of the Company’s acquisition of Jon Barron, Inc. doing business as Datrix (“Datrix”) and replace the Company’s existing credit facilities with Bank of America, including capital leases, the Company and its domestic subsidiaries entered into a credit facility with The PrivateBank and Trust Company on August 13, 2009. The credit facility, as amended, provides for:

▪

an $8,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

▪	a term loan in the original amount of $4,000.

In December 2012, the Company and its domestic subsidiaries entered into a Fifth Amendment to the Loan and Security Agreement with The PrivateBank and Trust Company. The amendment, among other things:

▪

permitted the Company to borrow an additional $1,250 under the term loan by increasing the then current principal balance of the term loan from $2,750 to $4,000, while keeping the existing amortization schedule in place.

▪

increased the inventory cap on the borrowing base from $3,000 to $3,500 and removed eligible equipment from the base. Under the revolving credit facility as amended, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and inventory, less a reserve;

▪	eliminated the minimum EBITDA covenant and amended certain other financial covenants; and

▪	changed the dates when covenant compliance will be tested from monthly to quarterly.

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

Weighted average interest on our domestic credit facilities was 4.52%, 3.93%, and 5.06% for 2012, 2011, and 2010, respectively.

The outstanding balance of the revolving credit facility was $4,360 and $5,369 at December 31, 2012 and 2011, respectively. The total remaining availability on the revolving credit facility was approximately $2,689 and $1,935 at December 31, 2012 and 2011, respectively. The credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable. We expect to seek an extension of the term of this facility or a new credit facility in 2013.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250, commencing with the calendar quarter ended December 31, 2012. Any remaining principal and accrued interest is payable on August 13, 2014. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan.

During 2011, the Company entered into interest rate swaps with The PrivateBank which are accounted for as effective cash flow hedges. The interest rate swaps had a combined initial notional amount of $5,500, with a portion of the swap amortizing on a basis consistent with the $250 quarterly installments required under the term loan. The interest rate swaps fix the Company’s one month LIBOR interest rate on the notional amounts at rates ranging from 4.33% - 4.62%. The interest rate swaps expire on August 13, 2014. Interest rate swaps, which are considered derivative instruments, of $92 and $93 are reported in the balance sheets at fair value in other current liabilities at December 31, 2012 and 2011. The impact of the interest rate swaps and related additional disclosure is not considered material to the financial statements for 2012, 2011 and 2010.

The borrowers are subject to various covenants under the credit facility, including a maximum funded debt to EBITDA, a minimum fixed charge coverage ratio and maximum capital expenditure financial covenants. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things: incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equity holders; purchase or redeem any of its equity interests or any warrants, options or other rights to equity; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; make payment on or changes to any subordinated debt; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. The Company was in compliance with all applicable covenants under the credit facility as of December 31, 2012.

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

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1,977 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs with varying due dates from 2013 to 2015. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.89% and 4.28% for the years ended December 31, 2012 and 2011. The outstanding balance was $1,795 and $1,881 at December 31, 2012 and 2011, respectively. The total remaining availability on the international senior secured credit agreement was approximately $639 and $832 at December 31, 2012 and 2011, respectively.

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

7. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31:

	2012	2011

Taxes, including payroll withholdings and excluding income taxes	$12	$27
Accrued professional fees	254	223
Pension	36	91
Postretirement benefit obligations	112	165
Other	1,634	1,401
	$2,048	$1,907

8. DOMESTIC AND FOREIGN INCOME TAXES

Domestic and foreign income taxes (benefits) were comprised as follows:

	Years ended December 31,
	2012	2011	2010
Current
Federal	$—	$—	$—
State	9	(33)	6
Foreign	162	42	99
	171	9	105
Deferred
Federal	—	—	—
State	—	—	—
Foreign	(7)	(169)	40
	(7)	(169)	40

Income taxes (benefit)	$164	$(160)	$145

Income (loss) from continuing operations
before income taxes is as follows:
Foreign	$1,217	$(636)	$634
Domestic	(344)	(949)	166
	$873	$(1,585)	$800

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate based on income (loss) from continuing operations:

	Years ended December 31,
	2012	2011	2010

Tax provision at statutory rate	34.0%	(34.0)%	34.0%
Change in valuation allowance	(31.89)	39.9	(53.03)
Impact of permanent items, including stock based compensation expense	13.39	6.32	22.73
Effect of foreign tax rates	(13.98)	5.21	(2.97)
State taxes net of federal benefit	(0.84)	(2.12)	1.21
Effect of dividend of foreign subsidiary in prior year	0.0	0.0	30.61
Prior year provision to return true-up	21.12	(23.12)	0.0
Other	(3.01)	(2.28)	(10.12)

Domestic and foreign income tax rate	18.79%	(10.09)%	22.43%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2012, and 2011 are presented below:

	2012	2011
Deferred tax assets:
Net operating loss carry forwards and credits – United States	$7,135	$7,071
Depreciation and amortization	—	132
Inventory related timing differences	426	475
Compensation accruals	972	963
Accruals and reserves	126	159
Other	94	210
Total deferred tax assets	8,753	9,010
Less: valuation allowance	8,746	9,010
Deferred tax assets net of valuation allowance	$7	$—

Deferred tax liabilities:
Plant and equipment, due to differences in depreciation and capitalized interest- Foreign	$—	$—
Total deferred tax liabilities	—	—
Net deferred tax	$7	$—

The valuation allowance is maintained against deferred tax assets which the Company has determined are more likely than not unable to be realized. The change in valuation allowance was $(264), $649 and $(399) for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, the Company has net operating loss carryforwards for Federal tax purposes of approximately $19,888. Subsequently recognized tax benefits, if any, relating to the valuation allowance for deferred tax assets or realization of net operating loss carryforwards will be reported in the consolidated statements of operations. If substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that are available to be utilized.

Excluded from the Company’s net operating loss carryforwards is $105 in tax deductions resulting from the exercise of non-qualified stock options. Because the Company is currently in an NOL position, the $105 windfall is not recorded through additional paid-in capital until the tax benefit is recognized through a reduction in actual tax payments. For tax reporting purposes, the Company has actual federal and state net operating loss carryforwards of $19,993 and $5,823, respectively, as of December 31, 2012. These net operating loss carryforwards begin to expire in 2022 for federal tax purposes and 2017 for state tax purposes.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company had analyzed all tax positions for which the statute of limitations remains open. As a result of the assessment, the Company has not recorded any liabilites for unrecognized income tax benefits or retained earnings. The Company does not have any unrecognized tax benefits as of December 31, 2012 and 2011.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. With few exceptions, the Company is no longer subject to U.S. federal and local, or non-U.S. income tax examinations by tax authorities for the years starting before 2009 and state for the years starting before 2008. There are no other on-going or pending IRS, state, or foreign examinations.

The Company recognizes penalties and interest accrued related to unrecognized tax benefits in income tax expense for all periods presented. During the tax years ended December 31, 2012, 2011 and 2010 the Company has no amounts accrued for the payment of interest and penalties.

9. EMPLOYEE BENEFIT PLANS

The Company has defined contribution plans for most of its domestic employees. Under these plans, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plans. In the second quarter of 2009, the Company elected to suspend employer contributions into the defined contribution plans. The Company contribution to these plans was $0 for 2012, 2011, and 2010, respectively. The Company has restored employer matching contributions to the defined contribution plans effective as of January 1, 2013.

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

The following table presents the amounts recognized in the Company’s consolidated balance sheets at December 31, 2012 and 2011 for post-retirement medical benefits:

	2012	2011
Change in Projected Benefit Obligation
Projected benefit obligation at January 1	$850	$875
Interest cost	43	47
Actuarial loss	(47)	130
Participant contributions	60	85
Benefits paid	(204)	(287)

Projected benefit obligation at December 31	702	850

Change in fair value of plan assets
Employer contributions	144	202
Participant contributions	60	85
Benefits paid	(204)	(287)

Funded status	(702)	(850)

Amount recognized in consolidated balance sheets
Current liabilities	112	165
Noncurrent liabilities	590	685
Net amount recognized	$702	$850

Amount recognized in other comprehensive income
Unrecognized net actuarial gain	—	—
Total	$—	$—

Accrued post-retirement medical benefit costs are classified as other post-retirement benefit obligations as of December 31, 2012 and 2011.

Net periodic post-retirement medical benefit costs for 2012, 2011, and 2010 included the following components:

	2012	2011	2010
Service cost	$—	$—	$—
Interest cost	43	47	49

Net periodic post-retirement medical benefit cost	$43	$47	$49

For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2013; the rate was assumed to decrease gradually to 3.5% by the year 2018 and remain at that level thereafter. The difference in the health care cost trend rate assumption may have a significant effect on the amounts reported. Employer contributions for 2013 are expected to be approximately $112.

The assumptions used for the years ended December 31 were as follows:

	2012	2011	2010
Annual increase in cost of benefits	8.0%	8.0%	8.0%

Discount rate used to determine year-end obligations	4.5%	5.5%	6.0%

Discount rate used to determine year-end expense	5.5%	6.0%	6.0%

The following employer benefit payments, which reflect expected future service, are expected to be paid:

2013	$112
2014	101
2015	91
2016	82
2017	73
Years 2018 – 2022	243

The Company provides retirement related benefits to former executive employees and to certain employees of foreign subsidiaries. The Company has consistently applied various assumptions in determining the fair market value of these liabilities including discount rates, and mortality tables. The liabilities established for these benefits at December 31, 2012 and 2011 are illustrated below.

	2012	2011

Current portion	$36	$91
Long-term portion	510	431

Total liability at December 31	$546	$522

10. CURRENCY TRANSLATION AND TRANSACTION ADJUSTMENTS

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

Foreign currency transaction amounts included in the consolidated statements of operations include a loss of $177, $17, and $134 in 2012, 2011 and 2010.

11. COMMON STOCK AND STOCK OPTIONS

The Company has a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 Equity Incentive Plan. New grants may not be made under the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of December 31, 2012. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 699 shares. The Plan was amended in 2010 and 2012 to authorize an additional 250 and 300 shares, respectively, for issuance under the Plan. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 equity incentive plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of December 31, 2012. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 equity incentive plan. The director program gives each non-employee director the right under the 2006 Equity Incentive Plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There were 1, 3 and 3 shares issued in lieu of cash for director fees under the director program for each of the years ended December 31, 2012, 2011 and 2010, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the years ended December 31, 2012, 2011 and 2010, respectively.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2009	1,054	$5.67

Options forfeited	(40)	4.97
Options granted	127	3.44
Options exercised	(69)	3.11
Outstanding at December 31, 2010	1,072	5.60

Options forfeited	(95)	3.07
Options granted	177	4.43
Options exercised	(69)	2.30
Outstanding at December 31, 2011	1,085	5.84

Options forfeited	(3)	6.76
Options granted	182	6.42
Options exercised	(20)	2.54

Outstanding at December 31, 2012	1,244	$5.97	$432

Exercisable at December 31, 2011	840	$6.32	$1,422

Exercisable at December 31, 2012	925	$6.13	$425

Available for future grant at January 1, 2012	239

Available for future grant at December 31, 2012	359

The number of shares available for future grant at December 31, 2012, does not include a total of up to 267 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of said options.

The weighted-average remaining contractual term of options exercisable and outstanding at December 31, 2012, were 4.46 and 5.54 years, respectively. The total intrinsic value of options exercised during fiscal 2012, 2011, and 2010, was $84, $163, and $55, respectively.

The weighted-average per share fair value of options granted was $3.84, $2.57, and $1.86, in 2012, 2011, and 2010, respectively, using the Black-Scholes option-pricing model.

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2012	2011	2010
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	68.94 – 72.71%	68.68 – 69.22%	62.03 – 62.16%
Risk-free interest rate	.83 – 1.10%	2.06 - 2.22%	2.35 - 2.52%
Expected life (years)	5.0 – 6.0	5.0	5.0

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

The Company currently estimates a five percent forfeiture rate for stock options and continually reviews this estimate.

The risk-free rates for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recorded $414, $214, and $474 of non-cash stock option expense for the years ended December 31, 2012, 2011 and 2010, respectively. As of December 31, 2012, there was $685 of total unrecognized compensation costs related to non-vested awards that is expected to be recognized over a weighted-average period of 1.67 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan initially provided that a maximum of 100 shares may be sold under the Purchase Plan as of the date of adoption. On April 27, 2011, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares which may be purchased under the plan by an additional 100 shares. There were 20, 17, and 15 shares purchased under the plan for the years ended December 31, 2012, 2011 and 2010, respectively.

12. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Twelve months ended December 31,
	2012	2011	2010
Numerators:
Income (loss) before discontinued operations	$709	$(1,425)	$655
Loss from discontinued operations, net of taxes and gain on sale	—	—	(294)
Net income (loss)	$709	$(1,425)	$361

Denominator:
Basic – weighted shares outstanding	5,669	5,599	5,484
Weighted shares assumed upon exercise of stock options	219	—	51
Diluted – weighted shares outstanding	5,888	5,599	5,535

Basic earnings (loss) per share:
Continuing operations	$.13	$(.25)	$0.12
Discontinued operations	—	—	(0.05)
Basic earnings (loss) per share:	$.13	$(.25)	$0.07

Diluted earnings (loss) per share:
Continuing operations	$.12	$(.25)	$0.12
Discontinued operations	—	—	(0.05)
Diluted earnings (loss) per share:	$.12	$(.25)	$0.07

The Company excluded stock options of 411, 1,085, and 575, in 2012, 2011, and 2010, respectively, from the computation of the diluted income per share as their effect would be anti-dilutive. For additional disclosures regarding the stock options, see Note 11.

13. CONTINGENCIES AND COMMITMENTS

The Company is a defendant along with a number of other parties in lawsuits alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued heat technologies segment which was sold in March 2005. Due to the non-informative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. Certain insurance carriers have informed the Company that the primary policies for the period August 1, 1970-1978 have been exhausted and that the carriers will no longer provide defense and insurance coverage under those policies. However, the Company has other primary and excess insurance policies that the Company believes afford coverage for later years. Some of these other primary insurers have accepted defense and insurance coverage for these suits, and some of them have either ignored the Company’s tender of defense of these cases, or have denied coverage, or have accepted the tenders but asserted a reservation of rights and/or advised the Company that they need to investigate further. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, the Company believes that it will have funds available for defense and insurance coverage under the non-exhausted primary and excess insurance policies. However, unlike the older policies, the more recent policies have deductible amounts for defense and settlements costs that the Company will be required to pay; accordingly, the Company expects that its litigation costs will increase in the future. Further, many of the policies covering later years (approximately 1984 and thereafter) have exclusions for any asbestos products or operations, and thus do not provide insurance coverage for asbestos-related lawsuits. The Company does not believe that the asserted exhaustion of some of the primary insurance coverage for the 1970-1978 period will have a material adverse effect on its financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits, and the significant number of policy years and policy limits under which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations.

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

Total rent expense for 2012, 2011, and 2010 under leases pertaining primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more, aggregated $1,531, $1,497, and $1,365, respectively. Remaining rentals payable under such leases are as follows: 2013- $1,363; 2014 - $860; 2015 - $946; 2016 - $447; 2017 - $223, which includes two leased facilities in Minnesota that expire in 2013 and 2016, two leased facilities in Maine that expire in 2014 and 2017, one leased facility in California that expires in 2014, one leased facility in Singapore that expires in 2015, one leased facility in Indonesia that expires in 2016 and one leased facility in Germany that expires in 2017. Certain leases contain renewal options as defined in the lease agreements.

On October 5, 2007, the Company entered into employment agreements with its executive officers. The agreements call for payments ranging from seven months to two years base salary and unpaid bonus, if any, to the executives should there be a change of control as defined in the agreement and the executives are not retained for a period of at least one year following such change of control. Under the agreements, all stock options granted to the executives would vest immediately and be exercisable in accordance with the terms of such stock options. The Company also agreed that if it enters into an agreement to sell substantially all of its assets, it will obligate the buyer to fulfill its obligations pursuant to the agreements. The agreements terminate, except to the extent that any obligation remains unpaid, upon the earlier of termination of the executive’s employment prior to a change of control or asset sale for any reason or the termination of the executive after a change of control for any reason other than by involuntary termination as defined in the agreements.

On July 20, 2008, the Company entered into a strategic alliance agreement with Dynamic Hearing Pty Ltd (“Dynamic Hearing”). Effective October 1, 2008, Dynamic Hearing granted a license to the Company to use certain of Dynamic Hearing’s technology. The initial term of the agreement was five years from the date of execution with an extension available upon agreement of the parties within two months of the expiration of the initial term; however, either party had ability to terminate the agreement after the second year of the term upon three months notice. The Company agreed to pay Dynamic Hearing: (i) an annual fee for access to the technology licensed pursuant to the agreement and (ii) an additional “second component” fee to maintain exclusive rights granted to the Company with respect to hearing health products. Additionally, IntriCon agreed to make royalty payments on products that incorporate Dynamic Hearing’s technology, and Dynamic Hearing has also agreed to provide the Company with engineering and other services in connection with the licensed technology. Minimal royalty payments were made for the years ended December 31, 2012 2011, and 2010. The Company recorded $1,000 payable to Dynamic Hearing for the first two years of exclusive license fees described above which was paid during 2010. In January of 2011, the strategic alliance agreement was amended to, among other things, remove the “second component” fee for the remainder of the term and extend the date after which either party can terminate the agreement through December 2012. Exclusive rights and engineering and other services were amortized through September 2010. The technology access fee will be amortized through September 2017, the estimated useful life and is included in other assets, net on the balance sheet. The technology access fee asset was $380 and $312 as of December 31, 2012 and 2011, respectively.

14. RELATED-PARTY TRANSACTIONS

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $490, $486 and $477 for each of the years ended 2012, 2011 and 2010.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of our Board of Directors. The Company paid approximately $174, $217, and $205 to Blank Rome LLP for legal services and costs in 2012, 2011 and 2010, respectively. The Chairman of our Board of Directors is considered independent under applicable NASDAQ and SEC rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the NASDAQ standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

15. STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:

	Years ended December 31,
	2012	2011	2010
Interest received	$1	$1	$2
Interest paid	594	461	531
Income taxes paid	5	4	7
Shares issued for director services in lieu of fees	6	10	10
Retirement of treasury shares	—	1,265	—
Receivables on the sale of Global Coils	721	—	—

16. INVESTMENT IN PARTNERSHIPS

In December 2006, the Company joined the Hearing Instrument Manufacturers Patent Partnership (K/S HIMPP). Members of the partnership include the largest six hearing aid manufacturers as well as several other smaller manufacturers. The purchase price of $1,800 included a 9% equity interest in K/S HIMPP as well as a license agreement that grants the Company access to over 45 US registered patents. The Company accounted for the K/S HIMPP investment using the equity method of accounting for common stock, as the equity interest is deemed to be “more than minor”. The company paid the final principal installment under the purchase agreement of $240 in 2012. The investment in the partnership exceeded underlying net assets by approximately $1,475 at the time of the agreement. Based on the final assessment of the partnership, the Company determined that approximately $345 of the excess of the investment over the underlying partnership net assets relates to underlying patents (amortized on a straight-line basis over ten years). The remaining $1,130 of the excess of the investment over the underlying partnership net assets was assigned to the non-exclusive patent license agreement (amortized on a straight-line basis over ten years). The Company recorded a $166, $34 and $191 decrease in the carrying amount of the investment, reflecting amortization of the patents, patent license agreement and the Company’s portion of the partnership’s operating results for the years ended December 31, 2012, 2011 and 2010, respectively. The carrying amount of the K/S HIMPP partnership is $773 and $903 at December 31, 2012 and 2011, respectively. As of December 31, 2012, amortization remaining for each of the years ending December 31, 2013 through 2016 is $148.

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

The net gain was computed as follows:

Cash proceeds	$426
Receivables	721
Inventory	186
Net assets disposed	(486)
Transaction costs	(25)
Gain on sale	$822

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

Prior to the sale of the Company’s Global Coils joint venture, the Company recorded a $50 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the year ended December 31, 2012. The Company recorded an increase of approximately $208 and $56 in the carrying amount of the investment for the years ended December 31, 2011 and 2010. The carrying amount of the investment was $0 and $380 at December 31, 2012 and 2011, respectively. The Company had a receivable of approximately $376 related to management fees as of December 31, 2011.

17. REVENUE BY MARKET

The following table set forth, for the periods indicated, net revenue by market:

	Years Ended December 31,
	2012	2011	2010
Body-Worn Device Segment
Medical	$24,463	$22,923	$24,594
Hearing Health	23,806	21,032	21,007
Professional Audio Communications	15,664	12,103	13,096

Total Net Sales	$63,933	$56,058	$58,697

ITEM 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure
None.

ITEM 9A.	Controls and Procedures

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

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement relating to its 2013 annual meeting of shareholders, including but not necessarily limited to the sections of the 2013 proxy statement entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement relating to its 2013 annual meeting of shareholders, including but not necessarily limited to the sections of the 2013 proxy statement entitled “Director Compensation for 2012,” and “Executive Compensation”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement relating to its 2013 annual meeting of shareholders, including but not necessarily limited to the section of the 2013 proxy statement entitled “Share Ownership of Certain Beneficial Owners, Directors and Certain Officers.”

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2012:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,139	$6.19	447
Equity compensation plans not approved by security holders(2)	105	$3.68	—

Total	1,244	$5.97	447

(1) The amount shown in column (c) includes 359 shares issuable under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”) and 88 shares available for purchase under the Company’s Employee Stock Purchase Plan. Under the terms of the 2006 Plan, as outstanding options under the Company’s 2001 Stock Option Plan and Non-Employee Directors’ Stock Option Plan expire, the shares of common stock subject to the expired options will become available for issuance under the 2006 Plan. As of December 31, 2012, 267 shares of common stock were subject to outstanding options under the 2001 Stock Option Plan and Non-Employee Directors’ Stock Option Plan. Accordingly, if any of these options expire, the shares of common stock subject to expired options also will be available for issuance under the 2006 Plan.

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

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement relating to its 2013 annual meeting of shareholders, including but not necessarily limited to the sections of the 2013 proxy statement entitled “Certain Relationships and Related Party Transactions” and “Independence of the Board of Directors.”

ITEM 14.	Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement relating to its 2013 annual meeting of shareholders, including but not necessarily limited to the sections of the 2013 proxy statement entitled “Independent Registered Public Accounting Fee Information.”

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1)	Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.

Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2012, 2011 and 2010.

Consolidated Balance Sheets at December 31, 2012 and 2011.

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010.

Notes to Consolidated Financial Statements.

2)	Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
SUPPLEMENTARY INFORMATION

To the Shareholders, Audit Committee and Board of Directors
IntriCon Corporation and Subsidiaries
Arden Hills, Minnesota

Our audits were made for the purpose of forming an opinion on the basic 2012, 2011 and 2010 consolidated financial statements of IntriCon Corporation and Subsidiaries taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the 2012, 2011 and 2010 basic consolidated financial statements and, in our opinion, is fairly stated in all materials respects in relation to the basic consolidated financial statements taken as a whole.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

Minneapolis, Minnesota
March 13, 2013

Schedule II - Valuation and Qualifying Accounts

INTRICON CORPORATION AND SUBSIDIARY COMPANIES

Valuation and Qualifying Accounts
December 31, 2012, 2011 and 2010.

Description	Balance at beginning of Year	“Addition” charged to costs and expense	“Less” deductions		Balance at end of year

Year ended December 31, 2012
Allowance for doubtful accounts	$223	$1	$70	(a)	$154
Deferred tax asset valuation allowance	$9,010	$—	$264		$8,746

Year ended December 31, 2011
Allowance for doubtful accounts	$219	$5	$1	(a)	$223
Deferred tax asset valuation allowance	$8,361	$649	$—		$9,010

Year ended December 31, 2010
Allowance for doubtful accounts	$226	$50	$57	(a)	$219
Deferred tax asset valuation allowance	$8,760	$1,069	$1,468		$8,361

a)	Uncollectible accounts written off.

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

2.3

Asset Purchase Agreement dated as of May 28, 2010 among RTIE Holdings LLC, RTI Electronics, Inc., and IntriCon Corporation. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); IntriCon Corporation agrees to furnish a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.) (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on June 3, 2010.)

3.1	The Company’s Amended and Restated Articles of Incorporation, as amended. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2008.)

3.2	The Company’s Amended and Restated By-Laws. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

+ 10.1.1	2001 Stock Option Plan. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

+ 10.1.2

Form of Stock Option Agreement issued to executive officers pursuant to the 2001 Stock Option Plan. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on April 26, 2005.)

+ 10.2	Supplemental Retirement Plan (amended and restated effective January 1, 1995). (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.)

10.3.1

Amended and Restated Office/Warehouse Lease, between Resistance Technology, Inc. and Arden Partners I. L.L.P. (of which Mark S. Gorder is one of the principal owners) dated November 1, 1996. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.)

10.3.2

Amended and Restated Office/Warehouse Lease Second Extension Agreement dated as of October 20, 2011 between IntriCon Inc. and Arden Partners I, L.L.P. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

+ 10.4.1	Amended and Restated Non-Employee Directors’ Stock Option Plan. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.)

+ 10.4.2

Form of Non-employee director Option Agreement for options issued pursuant to the Amended and Restated Non- Employee Directors Stock Option Plan. (Incorporated by reference from the Company’s Current Report on Form 8- K filed with the Commission on October 3, 2005.)

+ 10.5	2006 Equity Incentive Plan. (Incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 15, 2010.)

+ 10.6

Form of Stock Option Agreement issued to executive officers pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

+ 10.7

Form of Stock Option Agreement issued to directors pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

+ 10.8	Non-Employee Directors Stock Fee Election Program. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

+ 10.9	Non-Employee Director and Executive Officer Stock Purchase Program, as amended. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

+ 10.10	Deferred Compensation Plan. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2006.)

10.11

Land and Building Lease Agreement between Resistance Technology, Inc. and MDSC Partners, LLP dated June 15, 2006. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2006.)

10.12

Agreement by and between K/S HIMPP and IntriCon Corporation dated December 1, 2006 and the schedules thereto. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

+ 10.13	Employment Agreement with Mark S. Gorder. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

+ 10.14	Form of Employment Agreement with executive officers. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

10.15

Strategic Alliance Agreement among IntriCon Corporation and Dynamic Hearing Pty Ltd effective as of October 1, 2008 (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.16

First Amendment to Strategic Alliance Agreement among IntriCon Corporation and Dynamic Hearing Pty Ltd effective as of January 1, 2011 (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)

10.17.1

Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, RTI Electronics, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation (f/k/a Jon Barron, Inc.) and The PrivateBank and Trust Company (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

10.17.2

First Amendment and Waiver dated March 12, 2010 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, RTI Electronics, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.17.3

Second Amendment to Loan and Security Agreement and Limited Consent dated as of August 12, 2011 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.17.4

Third Amendment to Loan and Security Agreement and Waiver dated as of March 1, 2012 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.17.5

Fourth Amendment to Loan and Security Agreement and Consent among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation , IntriCon Datrix Corporation and The PrivateBank and Trust Company, dated as of August 6, 2012 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012.)

10.17.6

Fifth Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company, dated as of December 21, 2012. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 21, 2012.)

10.18

Revolving Credit Note issued to The PrivateBank and Trust Company dated August 13, 2009 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

10.19.1	Term Note issued to The PrivateBank and Trust Company dated August 13, 2009 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

10.19.2

Term Note dated August 12, 2011 from IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation and IntriCon Datrix Corporation to The PrivateBank and Trust Company (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.20

Subordinated Non-Negotiable Promissory Note issued to Jon V. Barron dated August 13, 2009 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

10.21

Amended and Restated Sale or Change of Control, Exclusivity and Noncompete Agreement dated November 12, 2011 between IntriCon Corporation and United Healthcare Services, Inc. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

+ 10.22	Annual Incentive Plan for Executives and Key Employees. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)

21*	List of significant subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.1

Shareholders Agreement dated October 10, 2011 by and among the Company, United Healthcare Services, Inc., Mark S. Gorder, Michael J. McKenna, Robert N. Masucci, Nicolas A. Giordano, Philip N. Seamon, Christopher D. Conger, Michael P. Geraci, Scott Longval, Dennis L. Gonsior, and Greg Gruenhagen (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

101†

The following materials from IntriCon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets as of December 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.

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

INTRICON CORPORATION
(Registrant)

		By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer, Treasurer and Secretary
Dated:	March 13, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive
Officer and Director (principal executive officer)
March 13, 2013

/s/ Scott Longval
Scott Longval
Chief Financial Officer
Treasurer and Secretary
(principal accounting and financial officer)
March 13, 2013

/s/Nicholas A. Giordano
Nicholas A. Giordano
Director
March 13, 2013

/s/Robert N. Masucci
Robert N. Masucci
Director
March 13, 2013

/s/ Michael J. McKenna
Michael J. McKenna
Director
March 13, 2013

/s/ Philip N. Seamon
Philip N. Seamon
Director
March 13, 2013

EXHIBIT INDEX

EXHIBITS:

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

101†

The following materials from IntriCon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2012, 2011 and 2010; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets as of December 31, 2012 and 2011; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010; (v) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010; and (vi) Notes to Consolidated Financial Statements.

†

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.