Form 10-Q
period 2013-03-31
INTRICON CORP
filed 2013-05-13
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013

or

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on April 30, 2013 was 5,694,392.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

	March 31, 2013	December 31, 2012
	(Unaudited)
Current assets:
Cash	$172	$226
Restricted cash	550	563
Accounts receivable, less allowance for doubtful accounts of $166 at March 31, 2013 and $154 at December 31, 2012	7,108	7,171
Inventories	11,635	11,117
Other current assets	1,977	1,483
Total current assets	21,442	20,560

Machinery and equipment	40,650	40,796
Less: Accumulated depreciation	34,343	34,012
Net machinery and equipment	6,307	6,784

Goodwill	9,709	9,709
Investment in partnerships	715	773
Other assets, net	1,250	1,306
Total assets	$39,423	$39,132
Current liabilities:
Checks written in excess of cash	$849	$637
Current maturities of long-term debt	2,509	2,945
Accounts payable	4,171	4,045
Accrued salaries, wages and commissions	2,007	1,786
Deferred gain	110	110
Income taxes payable	2	96
Other accrued liabilities	2,915	2,048
Total current liabilities	12,563	11,667

Long-term debt, less current maturities	7,015	7,222
Other postretirement benefit obligations	582	590
Accrued pension liabilities	495	510
Deferred gain	248	275
Other long-term liabilities	106	146
Total liabilities	21,009	20,410
Commitments and contingencies (note 10)
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 5,693 and 5,687 shares issued and outstanding at March 31, 2013 and December 31, 2012, respectively	5,693	5,687
Additional paid-in capital	15,950	15,797
Accumulated deficit	(2,831)	(2,360)
Accumulated other comprehensive loss	(398)	(402)
Total shareholders’ equity	18,414	18,722
Total liabilities and shareholders’ equity	$39,423	$39,132

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended

	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)

Sales, net	$14,633	$16,524
Cost of sales	11,149	12,367
Gross profit	3,484	4,157

Operating expenses:
Sales and marketing	892	875
General and administrative	1,659	1,626
Research and development	1,301	1,137
Total operating expenses	3,852	3,638
Operating income (loss)	(368)	519

Interest expense	(153)	(179)
Equity in (loss) of partnerships	(58)	(24)
Other income (expense)	98	(39)
Income (loss) before income taxes	(481)	277

Income tax expense (benefit)	(10)	34

Net income (loss)	$(471)	$243

Net income (loss) per share:
Basic	$(0.08)	$0.04
Diluted	$(0.08)	$0.04

Average shares outstanding:
Basic	5,687	5,654
Diluted	5,687	5,933

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended

	March 31, 2013	March 31, 2012
	(Unaudited)	(Unaudited)
Net income (loss)	$(471)	$243
Change in fair value of interest rate swap	35	(1)

Gain (loss) on foreign currency translation adjustment	(31)	14

Comprehensive income (loss)	$(467)	$256

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)

	Three Months Ended

	March 31, 2013 (Unaudited)	March 31, 2012 (Unaudited)
Cash flows from operating activities:
Net income (loss)	$(471)	$243
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	630	541
Stock-based compensation	131	96
Loss on disposition of property	4	13
Change in deferred gain	(28)	(28)
Change in allowance for doubtful accounts	11	(2)
Equity in loss of partnerships	58	24
Changes in operating assets and liabilities:
Accounts receivable	18	1,014
Inventories	(520)	(39)
Other assets	(510)	(590)
Accounts payable	129	(577)
Accrued expenses	1,082	311
Other liabilities	(67)	(2)
Net cash provided by operating activities	467	1,004

Cash flows from investing activities:
Purchases of property, plant and equipment	(111)	(398)
Net cash used in investing activities	(111)	(398)

Cash flows from financing activities:
Proceeds from long-term borrowings	4,571	3,734
Repayments of long-term borrowings	(5,219)	(4,471)
Proceeds from employee stock purchases and exercise of stock options	28	65
Change in restricted cash	3	(18)
Change in checks written in excess of cash	212	172
Net cash used in financing activities	(405)	(518)

Effect of exchange rate changes on cash	(5)	1

Net increase (decrease) in cash	(54)	89
Cash, beginning of period	226	119

Cash, end of period	$172	$208

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of March 31, 2013 and December 31, 2012, and the consolidated results of its operations for the three months ended March 31, 2013 and 2012. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period.

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements.

2.	New Accounting Pronouncements

In February 2013, the FASB expanded the disclosure requirements with respect to changes in accumulated other comprehensive income (AOCI). Under this new guidance, companies will be required to disclose the amount of income (or loss) reclassified out of AOCI to each respective line item on the statements of earnings where net income is presented. The guidance allows companies to elect whether to disclose the reclassification either in the notes to the financial statements or parenthetically on the face of the financial statements. This update is effective for the Company beginning in the fourth quarter of fiscal 2013. Since the accounting guidance only impacts disclosure requirements, its adoption will not have a material impact on the Company’s consolidated financial statements.

3.	Product Warranty

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the three months ended March 31, 2013 and the year ended December 31, 2012:

	March 31, 2013	December 31, 2012
Beginning balance	$73	$82

Warranty expense	—	42
Closed warranty claims	—	(51)

Ending balance	$73	$73

4.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	March 31, 2013	December 31, 2012
United States	$4,949	$5,263
Other – primarily Asia	1,729	1,862

Consolidated	$6,678	$7,125

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

The geographical distribution of net sales to geographical areas for the three months ended March 31, 2013 and 2012 were as follows:

	Three Months Ended

Net Sales to Geographical Areas	March 31, 2013	March 31, 2012

United States	$9,465	$12,060
Germany	295	590
China	1,328	514
Switzerland	439	294
Singapore	119	186
France	412	377
Japan	387	412
United Kingdom	609	601
Turkey	111	197
Hong Kong	204	129
Vietnam	394	296
All other countries	870	868
Consolidated	$14,633	$16,524

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific. Customer concentrations greater than 10% of consolidated net sales and account receivable are disclosed below.

For the three months ended March 31, 2013, one customer accounted for 28% of the Company’s consolidated net sales. For the three months ended March 31, 2012, two customers accounted for a combined 33% of the Company’s consolidated net sales.

At March 31, 2013, two customers combined accounted for 28% of the Company’s consolidated accounts receivable. At December 31, 2012, two customers accounted for accounted for a combined 24% of the Company’s consolidated accounts receivable.

5.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total

March 31, 2013
Domestic	$4,289	$1,828	$2,506	$8,623
Foreign	2,283	545	184	3,012
Total	$6,572	$2,373	$2,690	$11,635

December 31, 2012
Domestic	$3,993	$1,618	$2,433	$8,044
Foreign	2,555	285	233	3,073
Total	$6,548	$1,903	$2,666	$11,117

6.	Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	March 31, 2013	December 31, 2012

Domestic Asset-Based Revolving Credit Facility	$4,434	$4,360
Foreign Overdraft and Letter of Credit Facility	1,415	1,795
Domestic Term-Loan	3,500	3,750
Note Payable Datrix Purchase	175	262
Total Debt	9,524	10,167
Less: Current maturities	(2,509)	(2,945)
Total Long-Term Debt	$7,015	$7,222

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with The PrivateBank and Trust Company. The credit facility, as amended, provides for:

•

an $8,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

• a term loan in the original amount of $4,000.

In December 2012, the Company and its domestic subsidiaries entered into a Fifth Amendment to the Loan and Security Agreement with The PrivateBank and Trust Company. The amendment, among other things:

•

permitted the Company to borrow an additional $1,250 under the term loan by increasing the then current principal balance of the term loan from $2,750 to $4,000, while keeping the existing amortization schedule in place.

•

increased the inventory cap on the borrowing base from $3,000 to $3,500 and removed eligible equipment from the base. Under the revolving credit facility as amended, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and inventory, less a reserve;

•	eliminated the minimum EBITDA covenant and amended certain other financial covenants; and

•	changed the dates when covenant compliance will be tested from monthly to quarterly.

The Company was in compliance with all applicable covenants under the credit facility, as amended, as of March 31, 2013.

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

Weighted average interest on the revolving credit facility was 4.53% for the three months ended March 31, 2013 and 4.52% for the year ended December 31, 2012. The outstanding balance of the revolving credit facility was $4,434 and $4,360 at March 31, 2013 and December 31, 2012, respectively. The total remaining availability on the revolving credit facility was approximately $2,477 and $2,689 at March 31, 2013 and December 31, 2012, respectively. The credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable. The Company expects to seek an extension of the term of this facility or a new credit facility in 2013.

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

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that originally provided for a $1,977 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs with varying due dates from 2013 to 2015. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.01% and 3.89% for the three months ended March 31, 2013 and the year ended December 31, 2012. The outstanding balance was $1,415 and $1,795 at March 31, 2013 and December 31, 2012, respectively. The total remaining availability on the international senior secured credit agreement was approximately $678 and $639 at March 31, 2013 and December 31, 2012, respectively.

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

Income tax expense (benefit) for the three months ended March 31, 2013 was ($10), compared to $34 for the same period in 2012. The expense (benefit) for the three months ended March 31, 2013 and 2012, was primarily due to foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the three months ended March 31, 2013 and 2012:

	Three Months Ended

	March 31, 2013	March 31, 2012
United States	$(168)	$186
Singapore	(449)	(49)
Indonesia	12	12
Germany	124	128
Income (loss) before income taxes	$(481)	$277

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

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 Equity Incentive Plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of March 31, 2013. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 Equity Incentive Plan. The director program gives each non-employee director the right under the 2006 Equity Incentive Plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There were 1 shares issued in lieu of cash for director fees under the director program for the three months ended March 31, 2012.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the three months ended March 31, 2013 and 2012, respectively.

Stock option activity as of and during the three months ended March 31, 2013 was as follows:

	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2012	1,244	$5.97
Options forfeited or cancelled	—	—
Options granted	150	4.05
Options exercised	—	—

Outstanding at March 31, 2013	1,394	$5.77	$728

Exercisable at March 31, 2013	988	$6.10	$632

Available for future grant at December 31, 2012	359

Available for future grant at March 31, 2013	209

The number of shares available for future grant at March 31, 2013 does not include a total of up to 267 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan as of March 31, 2013, which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $2.54 for options granted during the three months ended March 31, 2013. The weighted average fair value of options granted was $3.71 for options granted during the three months ended March 31, 2012.

The Company calculates expected volatility for stock options and awards using the Company’s historical volatility.

The Company currently estimates a five percent forfeiture rate for stock options, but will continue to review this estimate in future periods.

The risk-free rates for the expected terms of the stock options and awards are based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average remaining contractual life of options exercisable at March 31, 2013 was 4.49 years.

The Company recorded $131 of non-cash stock option expense for the three months ended March 31, 2013. The Company recorded $96 of non-cash stock option expense for the three months ended March 31, 2012. As of March 31, 2013, there was $928 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 1.92 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan initially provided that a maximum of 100 shares may be sold under the Purchase Plan as of the date of adoption. On April 27, 2011, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares which may be purchased under the plan by an additional 100 shares. There were 5 shares purchased under the plan for the three months ended March 31, 2013, and a total of 4 shares purchased for the three months ended March 31, 2012.

9.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended

	March 31, 2013	March 31, 2012
Numerator:
Net income (loss)	$(471)	$243

Denominator:
Basic – weighted shares outstanding	5,687	5,654
Weighted shares assumed upon exercise of stock options	—	279
Diluted – weighted shares outstanding	5,687	5,933

Income (loss) per share:
Basic	$(0.08)	0.04
Diluted	$(0.08)	0.04

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

Excluded from the computation of diluted earnings per share for the three months ended March 31, 2013 were all options outstanding of approximately 1,394 common shares, due to the Company’s net loss in the period. Excluded from the computation of diluted earnings per share for the three months ended March 31, 2012 were outstanding options to purchase approximately 329 common shares because the effect was anti-dilutive.

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

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $122 for the three months ended March 31, 2013 and approximately $120 for the three months ended March 31, 2012. The lease expires in October 2013.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three months ended March 31, 2013, the Company paid that firm approximately $26 for legal services and costs. For the three months ended March 31, 2012, the Company paid that firm approximately $16 for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

12.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Three Months Ended

	March 31, 2013	March 31, 2012

Interest paid	$140	$135
Income taxes paid	27	5

13.	Investment in Partnerships

The Company owns a 9% partnership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP), and is a party to a license agreement that grants the Company access to over 45 US registered patents. The Company recorded a decrease of $58 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three months ended March 31, 2013. The Company recorded a decrease of $49 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three months ended March 31, 2012.

In August 2012, the Company sold its 50% interest in its Global Coils joint venture to its joint venture partner Audemars SA. The Company recorded a $25 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three months ended March 31, 2012.

14.	Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended

	March 31, 2013	March 31, 2012

Medical	$7,124	$6,104
Hearing Health	5,238	7,573
Professional Audio Communications	2,271	2,847

Total Revenue	$14,633	$16,524

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

During 2012 the Company further expanded its DSP portfolio including improvements to its Reliant CLEAR™ feedback canceller, offering increased added stable gain and faster reaction time. Additionally, newly developed DSP technologies are utilized in our recently unveiled Audion4™, our new four-channel hearing aid amplifier. The Audion4 is a feature-rich amplifier designed to fit a wide array of applications. In addition to multiple compression channels, the amplifier has a complete set of proven adaptive features which greatly improve the user experience.

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

Market Overview

Our core technologies expertise is focused on three main markets: medical bio-telemetry, value hearing health and professional audio communications. Revenue from the medical bio-telemetry and value hearing health markets is reported on the respective medical and hearing health lines in the discussion of our results of operation in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 14 “Revenue by Market” to the Company’s consolidated condensed financial statements included herein.

Medical Bio-Telemetry
In the medical bio-telemetry market, the Company is focused on sales of bio-telemetry devices for life-critical diagnostic monitoring. Using our nanoDSP and BodyNet™ technology platforms, the Company manufactures microelectronics, micro-mechanical assemblies, high-precision injection-molded plastic components and complete bio-telemetry devices for emerging and leading medical device manufacturers. The medical industry is faced with pressures to reduce the cost of healthcare. Driven by core technologies, such as the IntriCon Physiolink™ that wirelessly connects patients and care givers in non-traditional ways, IntriCon helps shift the point of care from expensive traditional settings, such as hospitals, to less expensive non-traditional settings like the home. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices. We have a strategic partnership with Advanced Medical Electronics Corp. (AME) that allows us to develop new bio-telemetry devices that better connect patients and care givers, providing critical information and feedback. Through the further development of our ULP BodyNet family, we believe the bio-telemetry markets offer significant opportunity.

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

Value Hearing Health Market
The Company believes the value hearing health market offers significant growth opportunities. In the United States alone, there are approximately 36 million hearing impaired individuals. This population is expected to grow significantly over the next ten years as 65-year-old-plus age demographic is one of the fastest growing segments in the U.S., Europe and Japan. The current U.S. market penetration into the hearing impaired population is approximately 20%. We believe the U.S. market penetration is low primarily due to high costs to purchase a hearing device and inconveniences in the conventional hearing health distribution channel. This has created the opportunity for alternative care models, such the insurance channel and personal sound amplifier (PSAP) channel.

In the insurance channel, the Company entered into a manufacturing agreement with hi HealthInnovations, a UnitedHealth Group company, to become their supplier of hearing aids. At the beginning of 2012 hi HealthInnovations launched a suite of high-tech, lower-cost hearing devices for their Medicare and Part D participants and later in the year announced they were increasing this offering to the over 26 million people enrolled in their employer-sponsored and individual health benefit plans. The insurance model has been successfully demonstrated internationally, as several countries providing a full insurance program are serving 40 to 70% of hearing impaired population. Further, research in the US has shown a fully insured model will encourage an individual to seek treatment at an earlier stage of hearing loss, greatly increasing the market size and penetration.

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

We also believe there are niches in the conventional hearing health channel that will embrace our value hearing health proposition, as high costs constrain their growth potential. Additionally, we believe there is a large international market, most notably in the so-called BRIC countries (Brazil, Russia, India and China) for this type of product offering.

We believe IntriCon is very well positioned to serve these value hearing health market channels. Over the past several years the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices. Our DSP devices provide better clarity and an improved ability to filter out background noise at attractive pricing points. We believe product platform introductions such as the Audion Amplifiers, APT™ and Lumen™ devices will drive market share gains into all channels of the emerging value hearing health market.

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

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

•	the ability to successfully implement the Company’s business and growth strategy;
•	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection therewith;
•	potential obligations to indemnify the purchaser of our former electronics business for certain material claims that may arise;
•	the volume and timing of orders received by the Company;
•	changes in estimated future cash flows;
•	ability to collect on our accounts receivable;
•	foreign currency movements in markets the Company services;
•	changes in the global economy and financial markets;
•	the effects of federal government budget cutting and the sequestration;
•	weakening demand for the Company’s products due to general economic conditions;
•	changes in the mix of products sold;
•	ability to meet demand;
•	changes in customer requirements;
•	timing and extent of research and development expenses;
•	FDA approval, timely release and acceptance of the Company’s products;
•	competitive pricing pressures;
•	pending and potential future litigation;
•	cost and availability of electronic components and commodities for the Company’s products;
•	ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;
•	ability to comply with covenants in our debt agreements;
•	ability to repay debt when it comes due;
•	the loss of one or more of our major customers;
•	ability to identify, complete and integrate acquisitions;
•	effects of legislation;
•	effects of foreign operations;
•	ability to develop new products such as Centauri, Overtus, Scenic and APT;
•	ability to recruit and retain engineering and technical personnel;
•	the costs and risks associated with research and development investments;
•	risks under our manufacturing agreement with hi HealthInnovations;
•	the risk that the royalties under the Global Coils sale agreement will be less than estimated;
•	the recent recessions in Europe and the debt crisis in certain countries in the European Union;
•	our ability and the ability of our customers to protect intellectual property; and
•	loss of members of our senior management team.

For a description of these and other risks, see Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and other risks described elsewhere in this Quarterly Report on Form 10-Q, or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company’s revenue recognition, accounts receivable reserves, inventory valuation, goodwill, long-lived assets, deferred taxes policies and employee benefit obligations. These and other significant accounting policies are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Results of Operations

Sales, net

Our net sales are comprised of three main markets: medical, hearing health, and professional audio communications. Below is a summary of our sales by main markets for the three months ended March 31, 2013 and 2012:

			Change
Three Months Ended March 31	2013	2012	Dollars	Percent
Medical	$7,124	$6,104	$1,020	16.7%
Hearing Health	5,238	7,573	(2,335)	-30.8%
Professional Audio Communications	2,271	2,847	(576)	-20.2%
Consolidated Net Sales	$14,633	$16,524	$(1,891)	-11.4%

For the three months ended March 31, 2013, we experienced an increase of 16.7% in net sales in the medical market compared to the same period in 2012. The three month increase was driven by increased activity from our largest customer, Medtronic, in preparation for a new product line launch. The Company expects medical sales going forward to moderate in the second quarter as Medtronic works through the inventory build, and then to strengthen in the second half of the year. Management believes that the industry-wide trend to shift the point of care from expensive traditional settings, such as hospitals, to less expensive non-traditional settings like the home, will result in growth of the medical bio-telemetry industry. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in both the diabetes market, with its Medtronic partnership, and cardiac diagnostic monitoring bio-telemetry market. The Company believes there are growth opportunities in these markets as well other emerging biotelemetry and home care markets, such as sleep apnea, that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the three months ended March 31, 2013 decreased 30.8% compared to the same period in 2012. Decreases in the three month period were primarily due to the expected reduced purchases by hi HealthInnovations and the continued softness in the conventional channel consistent with industry trends. As of mid-2012, we satisfied hi HealthInnovations’ initial product ramp-up needs and therefore have taken minimal orders for the second half of 2012 and early 2013. hi HealthInnovations continues to make progress building the infrastructure to provide high-quality, affordable hearing health care to a broad range of customers. Although we do not anticipate that hi HealthInnovations will begin to ramp until the second half of the year, we remain very optimistic about the progress that has been made and the long term prospects of this market-changing program. Market dynamics, such as low penetration rates, an aging population, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such the insurance channel and PSAP channel. IntriCon believes it is very well positioned to serve these value hearing health market channels. Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices. Our DSP devices provide better clarity and an improved ability to filter out background noise at attractive pricing points. We believe product platform introductions such as the APT™ and Lumen™ devices will drive market share gains into all channels of the emerging value hearing health market.

Net sales to the professional audio device sector decreased 20.2% for the three months ended March 31, 2013 compared to the same period in 2012. The decline was due to the effect of the U.S. Government sequestration on IntriCon’s security business and the conclusion of the Company’s Singapore Government contract in 2012. Over the next few quarters, IntriCon anticipates securing additional contracts with both governments. Additionally, we believe our extensive portfolio of communication devices that are portable, smaller and perform well in noisy or hazardous environments will provide future long-term growth in this market.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three months ended March 31, 2013 and 2012, was as follows:

	2013		2012		Change
Three Months Ended March 31	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Gross profit	$3,484	23.8%	$4,157	25.2%	$(673)	-16.2%

The 2013 gross profit decrease over the comparable prior year period was primarily due to lower overall sales volume, partially offset by a favorable product mix within the medical market. Furthermore, the Company continued to transfer select, labor-intensive programs in its medical and hearing health businesses to its Singapore and Indonesia facilities during the first quarter. To drive margin improvement and remain cost competitive, the Company will continue these shifts throughout 2013.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three months ended March 31, 2013 and 2012 were:

	2013		2012		Change
Three Months Ended March 31	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Sales and marketing	$892	6.1%	$875	5.3%	$17	1.9%
General and administrative	1,659	11.3%	1,626	9.8%	33	2.0%
Research and development	1,301	8.9%	1,137	6.9%	164	14.4%

Sales and marketing and general and administrative expenses were comparable to prior year period. Research and development increased over the prior year three month period primarily due to an increase in software depreciation costs.

Interest expense

Net interest expense for the three months ended March 31, 2013 was $153, compared to $179 for the respective period in 2012. The decrease in interest expense was primarily due to lower average debt balances as compared to the prior year.

Equity in loss of partnerships

The equity in loss of partnerships for the three months ended March 31, 2013 was $58, compared to $24 for the respective period in 2012, due to changes in carrying amounts described below.

The Company recorded a decrease of $58 in the carrying amount of its HIMPP investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three months ended March 31, 2013, compared to a decrease of $49 in the same respective period in 2012.

Prior to the sale by the Company of its interest in the Global Coils joint venture in August 2012, the Company recorded a $25 increase in the carrying amount of IntriCon’s investment in this joint venture, reflecting the Company’s portion of the joint venture’s operating results for three months ended March 31, 2012.

Other income (expense)

Other income (expense) for the three months ended March 31, 2013 was other income of $98, compared to other expense of ($39) period in 2012. The change in other income (expense) primarily related to favorable changes in foreign currency exchange rates and foreign government refunds.

Income tax expense (benefit)

Income tax expense (benefit) for the three months ended March 31, 2013 was ($10), compared to $34 for the same period in 2012. The expense (benefit) for the three months ended March 31, 2013 and 2012, respectively, was primarily due to foreign operations.

Liquidity and Capital Resources

As of March 31, 2013, we had $172 of cash on hand. Sources of our cash for the three months ended March 31, 2013 have been from our operations activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Three Months Ended

	March 31, 2013	March 31, 2012
Cash provided by (used in):
Operating activities	$467	$1,004
Investing activities	(111)	(398)
Financing activities	(405)	(518)
Effect of exchange rate changes on cash	(5)	1
Increase (decrease) in cash	$(54)	$89

The most significant items that contributed to the $467 of cash provided by operating activities was the increase in accrued expenses and accounts payable, partially offset by increases in inventory and other assets.

Net cash used in investing activities consisted of purchases of property, plant and equipment of $111.

Net cash used in financing activities of $405 was comprised primarily of repayments of borrowings under our credit facilities, partially offset by proceeds of borrowings and increases in checks written in excess of cash.

The Company had the following bank arrangements:

	March 31, 2013	December 31, 2012

Total borrowing capacity under existing facilities	$12,504	$13,233

Facility Borrowings:
Domestic revolving credit facility	4,434	4,360
Domestic term loan	3,500	3,750
Foreign overdraft and letter of credit facility	1,415	1,795
Total borrowings and commitments	9,349	9,905

Remaining availability under existing facilities	$3,155	$3,328

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with The PrivateBank and Trust Company. The credit facility, as amended, provides for:

•

an $8,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

•	a term loan in the original amount of $4,000.

In December 2012, the Company and its domestic subsidiaries entered into a Fifth Amendment to the Loan and Security Agreement with The PrivateBank and Trust Company. The amendment, among other things:

•

permitted the Company to borrow an additional $1,250 under the term loan by increasing the then current principal balance of the term loan from $2,750 to $4,000, while keeping the existing amortization schedule in place.

•

increased the inventory cap on the borrowing base from $3,000 to $3,500 and removed eligible equipment from the base. Under the revolving credit facility as amended, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and inventory, less a reserve;

•	eliminated the minimum EBITDA covenant and amended certain other financial covenants; and

•	changed the dates when covenant compliance will be tested from monthly to quarterly.

The Company was in compliance with all applicable covenants under the credit facility, as amended, as of March 31, 2013.

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

Weighted average interest on the revolving credit facility was 4.53% for the three months ended March 31, 2013 and 4.52% for the year ended December 31, 2012. The outstanding balance of the revolving credit facility was $4,434 and $4,360 at March 31, 2013 and December 31, 2012, respectively. The total remaining availability on the revolving credit facility was approximately $2,477 and $2,689 at March 31, 2013 and December 31, 2012, respectively. The credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable. The Company expects to seek an extension of the term of this facility or a new credit facility in 2013.

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

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that originally provided for a $1,977 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs with varying due dates from 2013 to 2015. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.01% and 3.89% for the three months ended March 31, 2013 and the year ended December 31, 2012. The outstanding balance was $1,415 and $1,795 at March 31, 2013 and December 31, 2012, respectively. The total remaining availability on the international senior secured credit agreement was approximately $678 and $639 at March 31, 2013 and December 31, 2012, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2013 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect the Company’s business, financial condition or future results. The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101

The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three Months Ended March 31, 2013 and 2012; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2013 and 2012; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2013 and 2012; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION
(Registrant)

Date: May 13, 2013	By:	/s/ Mark S. Gorder

Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: May 13, 2013	By:	/s/ Scott Longval

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

101

The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 31, 2013 (Unaudited) and December 31, 2012; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three Months Ended March 31, 2013 and 2012; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2013 and 2012; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2013 and 2012; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.