Form 10-Q
period 2013-06-30
INTRICON CORP
filed 2013-08-14
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013

or

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on July 31, 2013 was 5,701,558.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

	June 30, 2013	December 31, 2012
	(Unaudited)
Current assets:
Cash	$108	$225
Restricted cash	551	563
Accounts receivable, less allowance for doubtful accounts of $106 at June 30, 2013 and $114 at December 31, 2012	6,244	6,877
Inventories	10,139	10,431
Other current assets	1,159	1,424
Current assets of discontinued operations	1,022	1,040
Total current assets	19,223	20,560

Machinery and equipment	33,426	33,577
Less: Accumulated depreciation	28,321	27,578
Net machinery and equipment	5,105	5,999

Goodwill	9,194	9,709
Investment in partnerships	666	773
Other assets, net	997	1,260
Other assets of discontinued operations	314	831
Total assets	$35,499	$39,132

Current liabilities:
Checks written in excess of cash	$444	$637
Current maturities of long-term debt	2,449	2,945
Accounts payable	4,447	4,015
Accrued salaries, wages and commissions	1,614	1,644
Deferred gain	110	110
Other accrued liabilities	2,279	2,143
Liabilities of discontinued operations	235	173
Total current liabilities	11,578	11,667

Long-term debt, less current maturities	7,264	7,222
Other postretirement benefit obligations	582	590
Accrued pension liabilities	499	510
Deferred gain	220	275
Other long-term liabilities	201	146
Total liabilities	20,344	20,410
Commitments and contingencies (note 12)
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 5,702 and 5,687 shares issued and outstanding at June 30, 2013 and December 31, 2012, respectively	5,702	5,687
Additional paid-in capital	16,104	15,797
Accumulated deficit	(6,274)	(2,360)
Accumulated other comprehensive loss	(377)	(402)
Total shareholders’ equity	15,155	18,722
Total liabilities and shareholders’ equity	$35,499	$39,132

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended

	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales, net	$11,479	$14,943	$25,605	$30,296
Cost of sales	9,617	11,174	19,974	22,227
Gross profit	1,862	3,769	5,631	8,069

Operating expenses:
Sales and marketing	731	754	1,623	1,629
General and administrative	1,367	1,435	2,927	2,889
Research and development	1,249	1,078	2,478	2,161
Restructuring charges (note 3)	199	—	199	—
Total operating expenses	3,546	3,267	7,227	6,679
Operating income (loss)	(1,684)	502	(1,596)	1,390

Interest expense	(154)	(180)	(307)	(359)
Equity in (loss) of partnerships	(77)	(13)	(135)	(37)
Other income (expense)	(7)	(9)	83	(57)
Income (loss) from continuing operations before income taxes and discontinued operations	(1,922)	300	(1,955)	937

Income tax expense	48	57	38	91
Income (loss) before discontinued operations	(1,970)	243	(1,993)	846

Loss from discontinued operations, net of income taxes (note 4)
	(1,473)	(325)	(1,921)	(685)
Net income (loss)	$(3,443)	$(82)	$(3,914)	$161

Basic income (loss) per share:
Continuing operations	$(0.34)	$0.04	$(0.35)	$0.15
Discontinued operations	(0.26)	(0.05)	(0.34)	(0.12)
Net income (loss) per share:	$(0.60)	$(0.01)	$(0.69)	$0.03

Diluted income (loss) per share:
Continuing operations	$(0.34)	$0.04	$(0.35)	$0.14
Discontinued operations	(0.26)	(0.05)	(0.34)	(0.11)
Net income (loss) per share:	$(0.60)	$(0.01)	$(0.69)	$0.03

Average shares outstanding:
Basic	5,694	5,670	5,691	5,662
Diluted	5,694	5,670	5,691	5,939

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended		Six Months Ended

	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$(3,443)	$(82)	$(3,914)	$161
Change in fair value of interest rate swap	12	6	47	5

Gain (loss) on foreign currency translation adjustment	9	(34)	(22)	(20)

Comprehensive income (loss)	$(3,422)	$(110)	$(3,889)	$146

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)

	Six Months Ended

	June 30, 2013	June 30, 2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(3,914)	$161
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,254	1,099
Stock-based compensation	265	195
Loss on impairment of long-lived assets and goodwill of discontinued operations	983	—
Loss on disposition of property	4	13
Change in deferred gain	(55)	(55)
Change in allowance for doubtful accounts	(8)	(1)
Equity in loss of partnerships	135	37
Changes in operating assets and liabilities:
Accounts receivable	553	1,220
Inventories	329	(378)
Other assets	474	(829)
Accounts payable	490	(1,599)
Accrued expenses	69	799
Other liabilities	1	128
Net cash provided by operating activities	580	790

Cash flows from investing activities:
Purchases of property, plant and equipment	(214)	(1,060)
Net cash used in investing activities	(214)	(1,060)

Cash flows from financing activities:
Proceeds from long-term borrowings	8,899	7,883
Repayments of long-term borrowings	(9,250)	(7,875)
Proceeds from employee stock purchases and exercise of stock options	56	107
Change in restricted cash	7	25
Change in checks written in excess of cash	(193)	253
Net cash (used in) provided by financing activities	(481)	393

Effect of exchange rate changes on cash	(2)	(4)

Net increase (decrease) in cash	(117)	119
Cash, beginning of period	225	119

Cash, end of period	$108	$238

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation's (“IntriCon” or the “Company”) consolidated financial position as of June 30, 2013 and December 31, 2012, and the consolidated results of its operations for the three and six months ended June 30, 2013 and 2012. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period.

On June 13, 2013, the Company announced a global restructuring plan to accelerate future growth and reduce costs by approximately $3.0 million annually. As part of the restructuring, the Company is in the process of either selling or disposing of the assets relating to its security, microphone and receiver operations. For all periods presented, the Company classified these businesses as discontinued operations, and, accordingly, has reclassified historical financial data presented herein – See Note 4 below.

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

3.	Restructuring Charges

On June 13, 2013 the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs by approximately $3.0 million annually. As part of this plan, the Company is: reducing investment in certain non-core professional audio communications product lines; aggressively transferring specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reducing global administrative and support workforce; transferring the medical coil operations from the Company's Maine facility to Minnesota to better leverage existing manufacturing capacity, and seeking a buyer for its remaining security, microphone and receiver operations; adding experienced professionals in value hearing health; and focusing more resources in medical biotelemetry. During the three and six months ended June 30, 2013, the Company incurred charges of $199, primarily related to employee termination benefits, from the restructuring of its continuing operations. Additionally, during the second half of 2013, the Company expects to incur approximately $100 to $200 in additional cash charges related to employee termination and moving costs.

4.	Discontinued Operations

As part of the global strategic restructuring plan, the Company decided to exit the security, microphone and receiver operations to allow the Company to focus on its core body-worn device segment and to improve the Company’s overall margins and profitability. The Company anticipates that it will exit these operations within a one year period and that it will have limited involvement with the operations post disposal. Therefore, under applicable accounting standards, the Company has classified its security, microphone and receivers operations, as discontinued operations for financial reporting purposes in all periods presented.

Management considered the global strategic restructuring plan a triggering event and therefore, the Company evaluated assets for impairment as of June 13, 2013 and recorded the following costs for the three and six months ended June 30, 2013: (i) a non-cash impairment charge of $515 relating to goodwill and (ii) a non-cash impairment charge of long-lived assets of $468. Additionally, during the second half of 2013, the Company expects to incur approximately $100 to $150 in additional expense and cash charges related to employee termination costs for the discontinued operations.

The following table shows the results of operations of the Company’s discontinued operations:

	Three Months Ended		Six Months Ended

	June 30, 2013 (Unaudited)	June 30, 2012 (Unaudited)	June 30, 2013 (Unaudited)	June 30, 2012 (Unaudited)
Sales, net	$611	$961	$1,155	$2,225
Operating costs and expenses	(1,114)	(1,286)	(2,114)	(2,920)
Loss on impairment of long lived assets and goodwill	(983)	—	(983)	—

Operating loss	(1,486)	(325)	(1,942)	(695)

Other expenses, net	13	—	21	10
Net loss from discontinued operations	$(1,473)	$(325)	$(1,921)	$(685)

The following table shows the assets and liabilities of the Company’s discontinued operations at June 30, 2013 and December 31, 2012:

	June 30, 2013	December 31, 2012
Cash	$2	$1
Accounts receivable, net	353	294
Inventory, net	647	686
Other current assets	20	59
Current assets of discontinued operations	1,022	1,040

Property and equipment, net	271	785
Other assets	43	46
Other assets of discontinued operations	314	831

Accounts payable	86	31
Accrued compensation and other liabilities	149	142
Current liabilities of discontinued operations	$235	$173

In determination of the nonrecurring fair value measurements for impairment of goodwill and long-lived assets, the Company utilized the market value approach, considering the fair value of security, microphone and receiver net assets held for sale or disposition. Based on the market value assessment, the Company determined fair values for the identified assets and incurred the impairment charges for the remaining book value of the assets during the three and six months ended June 30, 2013 as set forth in the table below. These charges were reflected in the Company’s results from discontinued operations.

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment Charge
Long-lived assets of discontinued operations	$271	$—	$—	$271	$468
Goodwill of discontinued operations	—	—	—	—	515

5.	Product Warranty

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the six months ended June 30, 2013 and the year ended December 31, 2012:

	June 30, 2013	December 31, 2012
Beginning balance	$73	$82

Warranty expense	5	42
Closed warranty claims	—	(51)

Ending balance	$78	$73

6.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	June 30, 2013	December 31, 2012
United States	$3,744	$4,837
Other – primarily Asia	1,390	1,503

Consolidated	$5,134	$6,340

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

The geographical distribution of net sales to geographical areas for the three and six months ended June 30, 2013 and 2012 were as follows:

	Three Months Ended		Six Months Ended

Net Sales to Geographical Areas	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

United States	$7,949	$10,782	$16,930	$21,751
Germany	233	397	528	987
China	869	822	2,197	1,336
Switzerland	355	255	788	545
Singapore	5	846	124	1,032
France	389	360	801	737
Japan	399	251	781	658
United Kingdom	142	442	750	1,042
Turkey	66	—	177	197
Hong Kong	83	153	286	255
Vietnam	240	267	634	563
All other countries	749	368	1,609	1,193
Consolidated	$11,479	$14,943	$25,605	$30,296

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific. Customer concentrations greater than 10% of consolidated net sales and account receivable are disclosed below.

For the three and six months ended June 30, 2013, two customers accounted for 34% and 37% of the Company’s consolidated net sales, respectively. For the three and six months ended June 30, 2012, two customers accounted for a combined 35% and 35% of the Company’s consolidated net sales, respectively.

At June 30, 2013, three customers combined accounted for 33% of the Company’s consolidated accounts receivable. At December 31, 2012, three customers accounted for a combined 37% of the Company’s consolidated accounts receivable.

7.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total

June 30, 2013
Domestic	$3,834	$1,240	$2,107	$7,181
Foreign	2,520	316	122	2,958
Total	$6,354	$1,556	$2,229	$10,139

December 31, 2012
Domestic	$3,698	$1,379	$2,376	$7,453
Foreign	2,504	244	230	2,978
Total	$6,202	$1,623	$2,606	$10,431

8.	Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	June 30, 2013	December 31, 2012

Domestic Asset-Based Revolving Credit Facility	$4,955	$4,360
Foreign Overdraft and Letter of Credit Facility	1,421	1,795
Domestic Term-Loan	3,250	3,750
Note Payable Datrix Purchase	87	262
Total Debt	9,713	10,167
Less: Current maturities	(2,449)	(2,945)
Total Long-Term Debt	$7,264	$7,222

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

The Company was not in compliance with the fixed charge and leverage covenants under the credit facility as of June 30, 2013 and obtained a covenant waiver from The PrivateBank. The Company expects to seek an extension of the term of this facility or a new credit facility in the second half of 2013. As part of the extension or new credit facility the Company will seek revisions to its existing covenants. However, there is no guarantee that any revisions will be favorable to the Company. Additionally, there can be no assurances that a future covenant violation would not lead The PrivateBank or a new lender to declare an event of default and accelerate our obligations under the credit facility.

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

Weighted average interest on the revolving credit facility was 4.41% for the six months ended June 30, 2013 and 4.52% for the year ended December 31, 2012. The outstanding balance of the revolving credit facility was $4,955 and $4,360 at June 30, 2013 and December 31, 2012, respectively. The total remaining availability on the revolving credit facility was approximately $1,855 and $2,689 at June 30, 2013 and December 31, 2012, respectively. The credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable.

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

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that originally provided for a $1,977 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs with varying due dates from 2013 to 2015. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.93% and 3.89% for the six months ended June 30, 2013 and the year ended December 31, 2012. The outstanding balance was $1,421 and $1,795 at June 30, 2013 and December 31, 2012, respectively. The total remaining availability on the international senior secured credit agreement was approximately $647 and $639 at June 30, 2013 and December 31, 2012, respectively.

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

Income tax expense for the three and six months ended June 30, 2013 was $48 and $38, respectively, compared to $57 and $91for the same periods in 2012. The expense for the three and months ended June 30, 2013 and 2012, was primarily due to foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the three and six months ended June 30, 2013 and 2012:

	Three Months Ended		Six Months Ended

	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
United States	$(1,330)	$61	$(1,050)	$607
Singapore	(747)	61	(1,196)	12
Indonesia	15	11	27	23
Germany	140	167	264	295

Income (loss) before income taxes and discontinued operations	$(1,922)	$300	$(1,955)	$937

10.	Shareholders’ Equity and Stock-based Compensation

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

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 Equity Incentive Plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of June 30, 2013. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 Equity Incentive Plan. The director program gives each non-employee director the right under the 2006 Equity Incentive Plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There were 0 and 1 shares issued in lieu of cash for director fees under the director program for the three and six months ended June 30, 2013 and 2012, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the three and six months ended June 30, 2013 and 2012, respectively.

Stock option activity as of and during the six months ended June 30, 2013 was as follows:

	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2012	1,244	$5.97
Options forfeited or cancelled	—	—
Options granted	192	4.06
Options exercised	(2)	2.41

Outstanding at June 30, 2013	1,434	$5.72	$251

Exercisable at June 30, 2013	1,063	$6.02	$251

Available for future grant at December 31, 2012	359

Available for future grant at June 30, 2013	167

The number of shares available for future grant at June 30, 2013 does not include a total of up to 265 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan as of June 30, 2013, which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $2.60 and $2.52, respectively, for options granted during the three and six months ended June 30, 2013. The weighted average fair value of options granted was $4.28 and $3.84, respectively, for options granted during the three and six months ended June 30, 2012.

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

The weighted average remaining contractual life of options exercisable at June 30, 2013 was 4.50 years.

The Company recorded $134 and $265 of non-cash stock option expense for the three and six months ended June 30, 2013, respectively. The Company recorded $99 and $195 of non-cash stock option expense for the three and six months ended June 30, 2012, respectively. As of June 30, 2013, there was $903 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 1.98 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan initially provided that a maximum of 100 shares may be sold under the Purchase Plan as of the date of adoption. On April 27, 2011, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares which may be purchased under the plan by an additional 100 shares. There were 7 and 12 shares purchased under the plan for the three and six months ended June 30, 2013, respectively, and a total of 5 and 9 shares purchased for the three and six months ended June 30, 2012, respectively.

11.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Six Months Ended

	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Income (loss) before discontinued operations
	$(1,970)	$243	$(1,993)	$846

Loss from discontinued operations, net of income taxes (note 4)	(1,473)	(325)	(1,921)	(685)

Net income (loss)	$(3,443)	$(82)	$(3,914)	$161

Denominator:
Basic – weighted shares outstanding	5,694	5,670	5,691	5,662
Weighted shares assumed upon exercise of stock options	—	—	—	277

Diluted – weighted shares outstanding	5,694	5,670	5,691	5,939
Basic income (loss) per share:
Continuing operations	$(0.34)	$0.04	$(0.35)	$0.15
Discontinued operations	(0.26)	(0.05)	(0.34)	(0.12)
Net income (loss) per share:	$(0.60)	$(0.01)	$(0.69)	$0.03

Diluted income (loss) per share:
Continuing operations	$(0.34)	$0.04	$(0.35)	$0.14
Discontinued operations	(0.26)	(0.05)	(0.34)	(0.11)
Net income (loss) per share:	$(0.60)	$(0.01)	$(0.69)	$0.03

The dilutive impact summarized above relates to the periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted. Earnings per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the treasury stock method when computing the diluted earnings per share.

Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2013 were all options outstanding of approximately 1,434 common shares, due to the Company’s net loss in the periods. Excluded from the computation of diluted earnings per share for the six months ended June 30, 2012 were outstanding options to purchase approximately 329 common shares because the effect was anti-dilutive. All shares were excluded from the diluted earnings per share computation from the three months ended June 30, 2012 due to the net loss for the period.

12.	Legal Proceedings

The Company is a defendant along with a number of other parties in lawsuits alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued heat technologies segment which was sold in March 2005. Due to the non-informative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. Certain insurance carriers have informed the Company that the primary policies for the period August 1, 1970-1978 have been exhausted and that the carriers will no longer provide defense and insurance coverage under those policies. However, the Company has other primary and excess insurance policies that the Company believes afford coverage for later years. Some of these other primary insurers have accepted defense and insurance coverage for these suits, and some of them have either ignored the Company’s tender of defense of these cases, or have denied coverage, or have accepted the tenders but asserted a reservation of rights and/or advised the Company that they need to investigate further. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, the Company believes that it will have funds available for defense and insurance coverage under the non-exhausted primary and excess insurance policies. However, unlike the older policies, many of the policies covering later years (approximately 1984 and thereafter) have exclusions for any asbestos products or operations, and thus do not provide insurance coverage for asbestos-related lawsuits. Management believes that the number of insurance carriers involved in the defense of the suits, and the significant number of policy years and policy limits under which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company’s consolidated financial position or results of operations.

The Company’s former French subsidiary, Selas SAS, filed for insolvency in France and is being managed by a court appointed judiciary administrator. The Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding.

13.	Related-Party Transactions

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $120 and $242 for the three and six months ended June 30, 2013, respectively, and approximately $120 and $240 for the three and six months ended June 30, 2012, respectively.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three and six months ended June 30, 2013, the Company paid that firm approximately $47 and $73, respectively, for legal services and costs. For the three and six months ended June 30, 2012, the Company paid that firm approximately $50 and $66, respectively, for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

14.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Six Months Ended
	June 30, 2013	June 30, 2012

Interest paid	$138	$408

15.	Investment in Partnerships

The Company owns a 9% partnership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP), and is a party to a license agreement that grants the Company access to over 45 US registered patents. The Company recorded a decrease of $77 and $135 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and six months ended June 30, 2013, respectively. The Company recorded a decrease of $39 and $88 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and six months ended June 30, 2012, respectively.

In August 2012, the Company sold its 50% interest in its Global Coils joint venture to its joint venture partner Audemars SA. The Company recorded a $25 and $50 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the three and six months ended June 30, 2012, respectively.

16.	Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended		Six Months Ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012

Medical	$4,890	$6,183	$12,014	$12,287
Hearing Health	4,989	6,201	10,227	13,774
Professional Audio Communications	1,600	2,559	3,364	4,235

Total Revenue	$11,479	$14,943	$25,605	$30,296

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

On June 13, 2013, the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs by approximately $3.0 million annually. As part of the restructuring plan, the Company decided to exit the security, microphone and receiver businesses operations to allow the Company to focus on its core body-worn device segment and to improve the Company’s overall margins and profitability. The Company is in the process of disposing the assets relating to the security, microphone and receiver operations. For all periods presented, the Company classified these operations as discontinued operations and, accordingly, has reclassified historical financial data presented herein

Market Overview

IntriCon serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature products, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, hearing instruments and professional audio communication devices. Revenue from the medical bio-telemetry and value hearing health markets is reported on the respective medical and hearing health lines in the discussion of our results of operation in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 “Revenue by Market” to the Company’s consolidated condensed financial statements included herein.

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

IntriCon currently has a strong presence in both the diabetes and cardiac diagnostic monitoring bio-telemetry markets. For diabetes, IntriCon has partnered with Medtronic to manufacture their wireless continuous glucose monitors that measure glucose levels and deliver real-time blood glucose trend information. Along with the wireless glucose monitor, IntriCon also manufactures a variety of related accessories. Further, we believe there are opportunities to expand our diabetes product offering with Medtronic as well as move into new markets outside of the diabetes market.

In the cardiac diagnostic monitoring market, we provide solutions for ambulatory cardiac monitoring. We entered this market through an acquisition of Jon Barron, Inc. doing business as Datrix (“Datrix”) in 2009. Our first two product platforms, Sirona and Centauri, received Food and Drug Administration (FDA) 510(k) approval in late 2011. The Sirona platform, which incorporates the PhysioLink technology, is essentially two products in one design is it can be used as an event recorder, a holter monitor or both. This platform is very small, rechargeable, and water spray proof. The features of the Centauri platform are event recording combined with wireless transmission of the patient data to a remote service center, which then forwards the information to the doctor.

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

Value Hearing Health Market
The Company believes the value hearing health (VHH) market offers significant growth opportunities. In the United States alone, there are approximately 36 million hearing impaired individuals. This population is expected to grow significantly over the next ten years as 65-year-old-plus age demographic is one of the fastest growing segments in the U.S., Europe and Japan. The current U.S. market penetration into the hearing impaired population is approximately 20%. We believe the U.S. market penetration is low primarily due to high costs to purchase a hearing device and inconveniences in the conventional hearing health distribution channel. This has created the opportunity for alternative care models, such the value hearing aid (VHA) channel and personal sound amplifier (PSAP) channel. To capitalize on these opportunities, IntriCon has increased its sales and marketing expertise and hired an industry veteran to help spearhead the company’s efforts in the VHA market. The Company will be aggressively pursuing larger customers who can benefit from our value proposition.

In the VHA channel, the Company entered into a manufacturing agreement with hi HealthInnovations, a UnitedHealth Group company, to become their supplier of hearing aids. At the beginning of 2012, hi HealthInnovations launched a suite of high-tech, lower-cost hearing devices for their Medicare and Part D participants and later in the year announced they were increasing this offering to the over 26 million people enrolled in their employer-sponsored and individual health benefit plans. The insurance model has been successfully demonstrated internationally, where several countries providing a full insurance program are serving 40 to 70% of hearing impaired population. Further, research in the US has shown a fully insured model will encourage an individual to seek treatment at an earlier stage of hearing loss, greatly increasing the market size and penetration.

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

We also believe there are niches in the conventional hearing health channel that will embrace our VHH proposition, as high costs constrain their growth potential. Additionally, we believe there is a large international market, most notably in the so-called BRIC countries (Brazil, Russia, India and China) for this type of product offering.

We believe IntriCon is very well positioned to serve these VHH market channels. Over the past several years the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices. Our DSP devices provide better clarity and an improved ability to filter out background noise at attractive pricing points. We believe product platform introductions such as the Audion Amplifiers, APT™ and Lumen™ devices will drive market share gains into all channels of the emerging VHH market.

Professional Audio Communications
IntriCon entered the high-quality audio communication device market in 2001, and now has a line of miniature, professional audio headset products used by customers focusing on emergency response needs. The line includes several communication devices that are extremely portable and perform well in noisy or hazardous environments. These products are well suited for applications in the fire, law enforcement, safety, aviation and military markets. In addition, the Company has a line of miniature ear- and head-worn devices used by performers and support staff in the music and stage performance markets. The Company also serves the Singapore government in this market. We believe performance in difficult listening environments and wireless operations will continue to improve as these products increasingly include our proprietary nanoDSP, wireless nanoLink and PhysioLink technologies.

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

Core Technologies Overview

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

Miniature Transducers
IntriCon’s advanced microphone and receiver technology has been pushing the limits of size and performance for over a decade. Our miniature transducers, which have been incorporated into various product platforms, enhance the reliability, sensitivity, supply voltage, and output level in body-worn devices. These enhancements allow us to make devices that are extremely portable and perform well in noisy or hazardous environments. These small devices are well-suited for applications in the aviation, fire, law enforcement, safety and military markets. Our technology also is used for technical surveillance by law enforcement and by performers and production staff in the music and stage performance markets. Also included in our transducer line are medical coils and micro coils used in pacemaker programming and interventional catheter positioning applications.

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

Forward-looking statements also include, without limitation, statements as to the Company’s expected future results of operations and growth, the Company’s ability to meet working capital requirements, the Company’s business strategy, the expected increases in operating efficiencies, anticipated trends in the Company’s markets, estimates of goodwill impairments and amortization expense of other intangible assets, estimates of future royalty payments from the Global Coils sale, the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, expected costs and savings from the restructuring, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions.

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

▪	the ability to successfully implement the Company’s business and growth strategy;
▪	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection therewith;
▪	potential obligations to indemnify the purchaser of our former electronics business for certain material claims that may arise;
▪	the volume and timing of orders received by the Company, particularly from Medtronic and hi HealthInnovations;
▪	changes in estimated future cash flows;
▪	ability to collect on our accounts receivable;
▪	foreign currency movements in markets the Company services;
▪	changes in the global economy and financial markets;
▪	the effects of federal government budget cutting and the sequestration;
▪	weakening demand for the Company’s products due to general economic conditions;
▪	changes in the mix of products sold;
▪	ability to meet demand;
▪	changes in customer requirements;
▪	timing and extent of research and development expenses;
▪	FDA approval, timely release and acceptance of the Company’s products;
▪	competitive pricing pressures;
▪	pending and potential future litigation;
▪	cost and availability of electronic components and commodities for the Company’s products;
▪	ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;
▪	ability to comply with covenants in our debt agreements;
▪	ability to repay debt when it comes due;
▪	we may be in violation of our bank covenants from time to time;
▪	the loss of one or more of our major customers;
▪	ability to identify, complete and integrate acquisitions;
▪	effects of legislation;
▪	effects of foreign operations;
▪	ability to develop new products such as Centauri, Overtus, Scenic and APT;
▪	ability to recruit and retain engineering and technical personnel;
▪	the costs and risks associated with research and development investments;
▪	risks under our manufacturing agreement with hi HealthInnovations;
▪	the risk that the royalties under the Global Coils sale agreement will be less than estimated;
▪	the recent recessions in Europe and the debt crisis in certain countries in the European Union;
▪	our ability and the ability of our customers to protect intellectual property; and
▪	loss of members of our senior management team.

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

Results of Operations

Sales, net

Our net sales are comprised of three main markets: medical, hearing health, and professional audio communications. Below is a summary of our sales by main markets for the three and six months ended June 30, 2013 and 2012:

			Change
Three Months Ended June 30	2013	2012	Dollars	Percent
Medical	$4,890	$6,183	$(1,293)	-20.9%
Hearing Health	4,989	6,201	(1,212)	-19.5%
Professional Audio Communications	1,600	2,559	(959)	-37.5%
Consolidated Net Sales	$11,479	$14,943	$(3,464)	-23.2%

Six Months Ended June 30
Medical	$12,014	$12,287	$(273)	-2.2%
Hearing Health	10,227	13,774	(3,547)	-25.8%
Professional Audio Communications	3,364	4,235	(871)	-20.6%
Consolidated Net Sales	$25,605	$30,296	$(4,691)	-15.5%

For the three and six months ended June 30, 2013, we experienced a decrease of 20.9% and 2.2%, respectively, in net sales in the medical market compared to the same periods in 2012. The decrease was driven by the previously disclosed expected reduction in medical sales to Medtronic as they await FDA approval of their MiniMed 530G insulin pump system. The Company expects medical sales to strengthen in the second half of the year. Management believes that the industry-wide trend to shift the point of care from expensive traditional settings, such as hospitals, to less expensive non-traditional settings like the home, will result in growth of the medical bio-telemetry industry. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in both the diabetes market, with its Medtronic partnership, and cardiac diagnostic monitoring bio-telemetry market. The Company believes there are growth opportunities in these markets as well other emerging biotelemetry and home care markets, such as sleep apnea, that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the three and six months ended June 30, 2013 decreased 19.5% and 25.8%, respectively, compared to the same periods in 2012. Decreases in the periods were primarily due to the expected reduced purchases by hi HealthInnovations and the continued softness in the conventional channel consistent with industry trends. As of mid-2012, we satisfied hi HealthInnovations’ initial product ramp-up needs and therefore have received minimal orders for the second half of 2012 and early 2013. hi HealthInnovations continues to make progress building the infrastructure to provide high-quality, affordable hearing health care to a broad range of customers. Although we do not anticipate that hi HealthInnovations will begin to ramp until the second half of the year, we remain very optimistic about the progress that has been made and the long term prospects of this market-changing program. Market dynamics, such as low penetration rates, an aging population, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such the insurance channel and PSAP channel. IntriCon believes it is very well positioned to serve these value hearing health market channels. IntriCon has hired an industry veteran to help spearhead the Company’s efforts in the value hearing aid (VHA) market. The Company will be aggressively pursuing larger customers who can benefit from our value proposition. Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices. Our DSP devices provide better clarity and an improved ability to filter out background noise at attractive pricing points. We believe product platform introductions such as the APT™ and Lumen™ devices will drive market share gains into all channels of the emerging value hearing health market.

Net sales to the professional audio device sector decreased 37.5% and 20.6%, respectively, for the three and six months ended June 30, 2013 compared to the same periods in 2012. The decline was primarily due to the conclusion of the Company’s Singapore government contract in 2012. Over the next few quarters, IntriCon anticipates securing additional contracts with the Singapore government. Additionally, we believe our extensive portfolio of communication devices that are portable, smaller and perform well in noisy or hazardous environments will provide future long-term growth in this market.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three and six months ended June 30, 2013 and 2012, was as follows:

	2013		2012		Change
Three Months Ended June 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Gross profit	$1,862	16.2%	$3,769	25.2%	$(1,907)	-50.6%
Six Months Ended June 30
Gross profit	$5,631	22.0%	$8,069	26.6%	$(2,438)	-30.2%

The 2013 gross profit decrease over the comparable prior year periods was primarily due to lower overall sales volume. Several of the activities associated with the Company’s global strategic restructuring plan are focused on a reduction in overhead costs and increased product contribution margins, including: aggressively transferring specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reducing global administrative and support workforce; and transferring the medical coil business from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity. We anticipate gross profit to strengthen in the second half of the year.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three and six months ended June 30, 2013 and 2012 were:

	2013		2012		Change
Three Months Ended June 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Sales and marketing	$731	6.4%	$754	5.0%	$(23)	-3.1%
General and administrative	1,367	11.9%	1,435	9.6%	(68)	-4.7%
Research and development	1,249	10.9%	1,078	7.2%	171	15.9%

Six Months Ended June 30
Sales and marketing	$1,623	6.3%	$1,629	5.4%	$(6)	-0.4%
General and administrative	2,927	11.4%	2,889	9.5%	38	1.3%
Research and development	2,478	9.7%	2,161	7.1%	317	14.7%

Sales and marketing and general and administrative expenses were comparable to prior year periods but decreased slightly for the three months ended June 30, 2013 due to both temporary and permanent restructuring measures taken by the Company. Research and development increased over the prior year three and six month periods primarily due to an increase in software depreciation costs and outside contracted work, partially offset by restructuring measures.

Restructuring charges

During the three and six months ended June 30, 2013, the Company incurred charges of $199, primarily related to employee termination severance costs, from the restructuring of its continuing operations. On June 13, 2013, the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs by approximately $3.0 million annually. The Company expects to incur an additional range of $200 to $300 in restructuring charges throughout the remainder of 2013.

Interest expense

Net interest expense for the three and six months ended June 30, 2013 was $154 and $307, respectively, compared to $180 and $359 for the respective periods in 2012. The decrease in interest expense was primarily due to lower average debt balances as compared to the prior year.

Equity in loss of partnerships

The equity in loss of partnerships for the three and six months ended June 30, 2013 was $77 and $135, respectively, compared to $13 and $37 for the respective periods in 2012, due to changes in carrying amounts described below.

The Company recorded a decrease of $77 and $135 in the carrying amount of its HIMPP investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and six months ended June 30, 2013, respectively, compared to a decrease of $38 and $87 in the same respective periods in 2012.

Prior to the sale by the Company of its interest in the Global Coils joint venture in August 2012, the Company recorded a $25 and $50 increase in the carrying amount of IntriCon’s investment in this joint venture, reflecting the Company’s portion of the joint venture’s operating results for three and six months ended June 30, 2012, respectively.

Other income (expense)

Other income (expense) for the three and six months ended June 30, 2013 was other income (expense) of ($7) and $83, respectively, compared to other expense of ($9) and ($57), respectively, for the same periods in 2012. The change in other income (expense) primarily related to favorable changes in foreign currency exchange rates and foreign government tax refunds.

Income tax expense (benefit)

Income tax expense (benefit) for the three and six months ended June 30, 2013 was $48 and $38, respectively, compared to $57 and $91 for the same periods in 2012. The expense (benefit) for the three and six months ended June 30, 2013 and 2012, respectively, was primarily due to taxable income generated by foreign operations.

Loss from discontinued operations

Loss from discontinued operations, net of income taxes, for the three and six months ended June 30, 2013 was $1,473 and $1,921, respectively, compared to $325 and $685 for the same periods in 2012. The increase in the loss was driven by decreased sales to the U.S. government due to the sequestration. Included in the net loss for the three and six months ended June 30, 2013 were $983 in impairment charges primarily related to long-lived assets and goodwill.

Liquidity and Capital Resources

As of June 30, 2013, we had $108 of cash on hand. Sources of our cash for the six months ended June 30, 2013 have been from our operations activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Six Months Ended

	June 30, 2013	June 30, 2012
Cash provided by (used in):
Operating activities	$580	$790
Investing activities	(214)	(1,060)
Financing activities	(481)	393
Effect of exchange rate changes on cash	(2)	(4)
Increase (decrease) in cash	$(117)	$119

The most significant items that contributed to the $580 of cash provided by operating activities was the increase in accounts payable and by decreases in inventory, accounts receivable and other assets.

Net cash used in investing activities consisted of purchases of property, plant and equipment of $214.

Net cash used in financing activities of $481 was comprised primarily of repayments of borrowings under our credit facilities and decreases in check written in excess of cash, partially offset by proceeds of borrowings.

The Company had the following bank arrangements:

	June 30, 2013	December 31, 2012

Total borrowing capacity under existing facilities	$12,128	$13,233

Facility Borrowings:
Domestic revolving credit facility	4,955	4,360
Domestic term loan	3,250	3,750
Foreign overdraft and letter of credit facility	1,421	1,795
Total borrowings and commitments	9,626	9,905

Remaining availability under existing facilities	$2,502	$3,328

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

The Company was not in compliance with the fixed charge and leverage covenants under the credit facility as of June 30, 2013 and obtained a covenant waiver from The PrivateBank. The Company expects to seek an extension of the term of this facility or a new credit facility in the second half of 2013. As part of the extension or new credit facility the Company will seek revisions to its existing covenants. However, there is no guarantee that any revisions will be favorable to the Company. Additionally, there can be no assurances that a future covenant violation would not lead The PrivateBank or a new lender to declare an event of default and accelerate our obligations under the credit facility.

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

Weighted average interest on the revolving credit facility was 4.41% for the six months ended June 30, 2013 and 4.52% for the year ended December 31, 2012. The outstanding balance of the revolving credit facility was $4,955 and $4,360 at June 30, 2013 and December 31, 2012, respectively. The total remaining availability on the revolving credit facility was approximately $1,855 and $2,689 at June 30, 2013 and December 31, 2012, respectively. The credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable. The Company expects to seek an extension of the term of this facility or a new credit facility in the second half of 2013.

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

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that originally provided for a $1,977 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs with varying due dates from 2013 to 2015. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.93% and 3.89% for the six months ended June 30, 2013 and the year ended December 31, 2012. The outstanding balance was $1,421 and $1,795 at June 30, 2013 and December 31, 2012, respectively. The total remaining availability on the international senior secured credit agreement was approximately $647 and $639 at June 30, 2013 and December 31, 2012, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2013 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

We may be in violation of our bank covenants from time to time.
The Company was not in compliance with the fixed charge and leverage covenants under its credit facility as of June 30, 2013 and obtained a covenant waiver from The PrivateBank. The Company expects to seek an extension of the term of this facility or a new credit facility in the second half of 2013. As part of the extension or new credit facility the Company will seek revisions to its existing covenants.  However, there is no guarantee that any revisions will be favorable to the Company. Additionally, there can be no assurances that a future covenant violation would not lead The PrivateBank or a new lender to declare an event of default and accelerate our obligations under the credit facility.

In addition to the foregoing and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect the Company’s business, financial condition or future results. The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

101

The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three Months Ended June 30, 2013 and 2012; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three Months Ended June 30, 2013 and 2012; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended June 30, 2013 and 2012; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION
(Registrant)

Date: August 14, 2013	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2013	By:	/s/ Scott Longval
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

101

The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 30, 2013 (Unaudited) and December 31, 2012; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three Months Ended June 30, 2013 and 2012; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three Months Ended June 30, 2013 and 2012; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended June 30, 2013 and 2012; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.