Form 10-Q
period 2013-09-30
INTRICON CORP
filed 2013-11-14
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒              QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013

or

☐               TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _______

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on October 31, 2013 was 5,707,364.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION
ITEM 1.  Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

	September 30,	December 31,
	2013	2012
	(Unaudited)
Current assets:
Cash	$196	$225
Restricted cash	564	563
Accounts receivable, less allowance for doubtful accounts of $108 at September 30, 2013 and $114 at December 31, 2012	5,728	6,877
Inventories	9,458	10,431
Other current assets	1,565	1,424
Current assets of discontinued operations	947	1,040
Total current assets	18,458	20,560

Machinery and equipment	33,627	33,577
Less: Accumulated depreciation	28,840	27,578
Net machinery and equipment	4,787	5,999

Goodwill	9,194	9,709
Investment in partnerships	617	773
Other assets, net	880	1,260
Other assets of discontinued operations	312	831
Total assets	$34,248	$39,132

Current liabilities:
Checks written in excess of cash	$—	$637
Current maturities of long-term debt	8,815	2,945
Accounts payable	4,928	4,015
Accrued salaries, wages and commissions	1,929	1,644
Deferred gain	110	110
Other accrued liabilities	2,171	2,143
Liabilities of discontinued operations	285	173
Total current liabilities	18,238	11,667

Long-term debt, less current maturities	40	7,222
Other postretirement benefit obligations	570	590
Accrued pension liabilities	510	510
Deferred gain	193	275
Other long-term liabilities	160	146
Total liabilities	19,711	20,410
Commitments and contingencies (note 12)
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 5,707 and 5,687 shares issued and outstanding at September 30, 2013 and December 31, 2012, respectively	5,707	5,687
Additional paid-in capital	16,257	15,797
Accumulated deficit	(7,099)	(2,360)
Accumulated other comprehensive loss	(328)	(402)
Total shareholders’ equity	14,537	18,722
Total liabilities and shareholders’ equity	$34,248	$39,132

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
 (In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales, net	$12,330	$13,828	$37,935	$44,124
Cost of sales	9,629	10,594	29,603	32,821
Gross profit	2,701	3,234	8,332	11,303

Operating expenses:
Sales and marketing	801	734	2,424	2,363
General and administrative	1,512	1,410	4,439	4,299
Research and development	519	1,138	2,997	3,299
Restructuring charges (note 3)	—	—	199	—
Total operating expenses	2,832	3,282	10,059	9,961
Operating income (loss)	(131)	(48)	(1,727)	1,342

Interest expense	(161)	(210)	(468)	(569)
Equity in (loss) of partnerships	(49)	(39)	(184)	(77)
Gain on sale of investment in partnership	—	822	—	822
Other income (expense)	30	(35)	113	(92)
Income (loss) from continuing operations before income taxes and discontinued operations	(311)	490	(2,266)	1,426

Income tax expense	121	64	159	155
Income (loss) before discontinued operations	(432)	426	(2,425)	1,271

Loss from discontinued operations, net of income taxes (note 4)	(393)	(209)	(2,314)	(894)
Net income (loss)	$(825)	$217	$(4,739)	$377

Basic income (loss) per share:
Continuing operations	$(0.08)	$0.08	$(0.43)	$0.22
Discontinued operations	(0.07)	(0.04)	(0.41)	(0.16)
Net income (loss) per share:	$(0.14)	$0.04	$(0.83)	$0.07

Diluted income (loss) per share:
Continuing operations	$(0.08)	$0.07	$(0.43)	$0.22
Discontinued operations	(0.07)	(0.04)	(0.41)	(0.15)
Net income (loss) per share:	$(0.14)	$0.04	$(0.83)	$0.06

Average shares outstanding:
Basic	5,702	5,674	5,694	5,666
Diluted	5,702	5,854	5,694	5,910

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Loss)
 (In Thousands)

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$(825)	$217	$(4,739)	$377
Change in fair value of interest rate swap	12	4	59	9
Gain (loss) on foreign currency translation adjustment	37	14	15	(6)

Comprehensive income (loss)	$(776)	$235	$(4,665)	$380

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
 (In Thousands)

	Nine Months Ended

	September 30,	September 30,
	2013	2012
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(4,739)	$377
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,847	1,629
Stock-based compensation	402	308
Loss on impairment of long-lived assets and goodwill of discontinued operations	983	—
Loss on disposition of property	4	26
Change in deferred gain	(83)	(73)
Change in allowance for doubtful accounts	(26)	(2)
Equity in loss of partnerships	184	77
Gain on sale of investment in partnership	—	(822)
Accounts receivable	1,106	240
Inventories	1,048	(66)
Other assets	208	(264)
Accounts payable	996	(1,497)
Accrued expenses	132	904
Other liabilities	133	198
Net cash provided by operating activities	2,195	1,035

Cash flows from investing activities:
Proceeds from sale of Global Coils	—	526
Purchases of property, plant and equipment	(444)	(1,448)
Net cash used in investing activities	(444)	(922)

Cash flows from financing activities:
Proceeds from long-term borrowings	12,140	12,200
Repayments of long-term borrowings	(13,389)	(12,578)
Proceeds from employee stock purchases and exercise of stock options	79	133
Change in restricted cash	(8)	9
Change in checks written in excess of cash	(637)	241
Net cash (used in) provided by financing activities	(1,815)	5

Effect of exchange rate changes on cash	35	7

Net increase (decrease) in cash	(29)	125
Cash, beginning of period	225	119

Cash, end of period	$196	$244

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.               General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of September 30, 2013 and December 31, 2012, and the consolidated results of its operations for the three and nine months ended September 30, 2013 and 2012.  Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period.

On June 13, 2013, the Company announced a global restructuring plan to accelerate future growth and reduce costs by approximately $3.0 million annually. As part of the restructuring, the Company is in the process of either selling or disposing of the assets relating to its security, microphone and receiver operations. For all periods presented, the Company classified these businesses as discontinued operations, and, accordingly, has reclassified historical financial data presented herein (See Note 4).

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

3.               Restructuring Charges

On June 13, 2013 the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs by approximately $3.0 million annually. As part of this plan, the Company is: reducing investment in certain non-core professional audio communications product lines; aggressively transferring specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reducing global administrative and support workforce; transferring the medical coil operations from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity, and seeking a buyer for its remaining security, microphone and receiver operations; adding experienced professionals in value hearing health; and focusing more resources in medical biotelemetry. During the second quarter of 2013, the Company incurred charges of $199, primarily related to employee termination benefits, from the restructuring of its continuing operations. In the future, the Company expects to incur approximately $100 to $200 in additional cash charges related to employee termination and moving costs.

4.               Discontinued Operations

As part of the global strategic restructuring plan, the Company decided to exit the security, microphone and receiver operations to allow the Company to focus on its core business and to improve the Company’s overall margins and profitability. The Company anticipates that it will exit these operations within a one year period and will have limited involvement with the operations post disposal. Therefore, under applicable accounting standards, the Company has classified its security, microphone and receivers operations, as discontinued operations for financial reporting purposes in all periods presented.

Management considered the global strategic restructuring plan a triggering event and therefore, the Company evaluated assets for impairment and recorded the following costs for the three and nine months ended September 30, 2013: (i) a non-cash impairment charge of $515 relating to goodwill and (ii) a non-cash impairment charge of long-lived assets of $468.  Additionally, the Company expects to incur approximately $100 to $150 in additional expense and cash charges related to employee termination costs for the discontinued operations.

The following table shows the results of operations of the Company’s discontinued operations:

	Three Months Ended		Nine Months Ended

	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales, net	$727	$1,122	$1,882	$3,347
Operating costs and expenses	(1,136)	(1,330)	(3,250)	(4,250)
Loss on impairment of long lived assets and goodwill	—	—	(983)	—

Operating loss	(409)	(208)	(2,351)	(903)

Other expenses, net	16	(1)	37	9
Net loss from discontinued operations	$(393)	$(209)	$(2,314)	$(894)

The following table shows the assets and liabilities of the Company’s discontinued operations at September 30, 2013 and December 31, 2012:

	September 30,	December 31,
	2013	2012
Cash	$2	$1
Accounts receivable, net	333	294
Inventory, net	609	686
Other current assets	3	59
Current assets of discontinued operations	947	1,040

Property and equipment, net	270	785
Other assets	42	46
Other assets of discontinued operations	312	831

Accounts payable	111	31
Accrued compensation and other liabilities	174	142
Current liabilities of discontinued operations	$285	$173

In determination of the nonrecurring fair value measurements for impairment of goodwill and long-lived assets, the Company utilized the market value approach, considering the fair value of security, microphone and receiver net assets held for sale or disposition.  Based on the market value assessment, the Company determined fair values for the identified assets and incurred the impairment charges for the remaining book value of the assets during the  nine months ended September 30, 2013 as set forth in the table below.  These charges were reflected in the Company’s results from discontinued operations during the 2013 second quarter.

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment Charge
Long-lived assets of discontinued operations	$271	$—	$—	$271	$468
Goodwill of discontinued operations	—	—	—	—	515

5.              Product Warranty

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the nine months ended September 30, 2013 and the year ended December 31, 2012:

	September 30,	December 31,
	2013	2012
Beginning balance	$73	$82

Warranty expense	123	42
Closed warranty claims	(118)	(51)

Ending balance	$78	$73

6.               Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	September 30,	December 31,
	2013	2012
United States	$3,427	$4,837
Other – primarily Asia	1,360	1,503

Consolidated	$4,787	$6,340

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

The geographical distribution of net sales to geographical areas for the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three Months Ended		Nine Months Ended

Net Sales to Geographical Areas	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012

United States	$8,451	$8,288	$25,381	$30,039
Germany	595	364	1,123	1,351
China	711	714	2,908	2,050
Switzerland	213	292	1,001	837
Singapore	188	1,662	312	2,694
France	488	344	1,289	1,081
Japan	417	304	1,198	962
United Kingdom	268	589	1,018	1,631
Turkey	49	—	226	197
Hong Kong	145	146	431	401
Vietnam	253	308	887	871
All other countries	552	817	2,161	2,010
Consolidated	$12,330	$13,828	$37,935	$44,124

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific. Customer concentrations greater than 10% of consolidated net sales and account receivable are disclosed below.

For the three and nine months ended September 30, 2013, two customers accounted for a combined 37% of the Company’s consolidated net sales.  For the three months ended September 30, 2012, two customers accounted for a combined 34% of the Company’s consolidated net sales. For the nine months ended September 30, 2012, one customer accounted for 22% of the Company’s consolidated net sales.

At September 30, 2013, two customers combined accounted for 28% of the Company’s consolidated accounts receivable. At December 31, 2012, three customers accounted for a combined 37% of the Company’s consolidated accounts receivable.

7.               Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total

September 30, 2013
Domestic	$3,411	$1,380	$1,863	$6,654
Foreign	1,397	487	920	2,804
Total	$4,808	$1,867	$2,783	$9,458

December 31, 2012
Domestic	$3,698	$1,379	$2,376	$7,453
Foreign	2,504	244	230	2,978
Total	$6,202	$1,623	$2,606	$10,431

8.               Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	September 30,	December 31,
	2013	2012

Domestic Asset-Based Revolving Credit Facility	$4,510	$4,360
Foreign Overdraft and Letter of Credit Facility	1,345	1,795
Domestic Term-Loan	3,000	3,750
Note Payable Datrix Purchase	—	262
Total Debt	8,855	10,167
Less: Current maturities	(8,815)	(2,945)
Total Long-Term Debt	$40	$7,222

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

The Company was not in compliance with the fixed charge and leverage covenants under the credit facility as of September 30, 2013 and obtained a covenant waiver from The PrivateBank.

The credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable.  As a result, all of the borrowings under this facility have been characterized as current liabilities on our balance sheet. The Company expects to seek a further extension of the term of this facility or a new credit facility in the near future. As part of the extension or new credit facility the Company will seek revisions to its existing covenants.  However, there is no guarantee that the Company will be able to obtain a further extension or new credit facility or that any revisions to the covenants will be favorable to the Company. Additionally, there can be no assurances that a future covenant violation would not lead The PrivateBank or a new lender to declare an event of default and accelerate our obligations under the credit facility.

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

Weighted average interest on the revolving credit facility was 4.56% for the nine months ended September 30, 2013 and 4.52% for the year ended December 31, 2012.  The outstanding balance of the revolving credit facility was $4,510 and $4,360 at September 30, 2013 and December 31, 2012, respectively.  The total remaining availability on the revolving credit facility was approximately $1,939 and $2,689 at September 30, 2013 and December 31, 2012, respectively. The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250, commencing with the calendar quarter ended December 31, 2012.  Any remaining principal and accrued interest is payable on August 13, 2014. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that originally provided for a $1,977 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs with varying due dates from 2013 to 2015. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate.  Weighted average interest on the international credit facilities was 3.97% and 3.89% for the nine months ended September 30, 2013 and the year ended December 31, 2012. The outstanding balance was $1,345 and $1,795 at September 30, 2013 and December 31, 2012, respectively.  The total remaining availability on the international senior secured credit agreement was approximately $799 and $639 at September 30, 2013 and December 31, 2012, respectively.

9.               Income Taxes

Income tax expense for the three and nine months ended September 30, 2013 was $121 and $159, respectively, compared to $64 and $155 for the same periods in 2012. The expense for the three months ended  September 30, 2013 and 2012, was primarily due to foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the three and nine months ended September 30, 2013 and 2012:

	Three Months Ended		Nine Months Ended

	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
United States	$(612)	$207	$(1,662)	$813
Singapore	169	140	(1,027)	152
Indonesia	14	11	41	34
Germany	118	132	382	427

Income (loss) before income taxes and discontinued operations	$(311)	$490	$(2,266)	$1,426

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

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 Equity Incentive Plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of September 30, 2013.  Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 Equity Incentive Plan. The director program gives each non-employee director the right under the 2006 Equity Incentive Plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash.  There were 0 and 1 shares issued in lieu of cash for director fees under the director program for the three and nine months ended September 30, 2013 and 2012, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the three and nine months ended September 30, 2013 and 2012, respectively.

Stock option activity as of and during the nine months ended September 30, 2013 was as follows:

		Weighted-average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value

Outstanding at December 31, 2012	1,244	$5.97
Options forfeited or cancelled	(13)	5.28
Options granted	192	4.06
Options exercised	(2)	2.41

Outstanding at September 30, 2013	1,421	$5.73	$378

Exercisable at September 30, 2013	1,056	$6.02	$378

Available for future grant at December 31, 2012	359

Available for future grant at September 30, 2013	180

The number of shares available for future grants at September 30, 2013 does not include a total of up to 265 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan as of September 30, 2013, which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $2.52, respectively, for options granted during the nine months ended September 30, 2013. The weighted average fair value of options granted was $3.84 for options granted during the nine months ended September 30, 2012.

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

The weighted average remaining contractual life of options exercisable at September 30, 2013 was 5.39 years.

The Company recorded $136 and $402 of non-cash stock option expense for the three and nine months ended September 30, 2013, respectively. The Company recorded $113 and $308 of non-cash stock option expense for the three and nine months ended September 30, 2012, respectively.  As of September 30, 2013, there was $756 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 1.73 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan initially provided that a maximum of 100 shares may be sold under the Purchase Plan as of the date of adoption. On April 27, 2011, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares which may be purchased under the plan by an additional 100 shares. There were 6 and 19 shares purchased under the plan for the three and nine months ended September 30, 2013, respectively, and a total of 5 and 13 shares purchased for the three and nine months ended September 30, 2012, respectively.

11.             Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended

	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator:
Income (loss) before discontinued operations	$(432)	$426	$(2,425)	$1,271
Loss from discontinued operations, net of income taxes (note 4)	(393)	$(209)	(2,314)	(894)

Net income (loss)	$(825)	$217	$(4,739)	$377

Denominator:
Basic – weighted shares outstanding	5,702	5,674	5,694	5,666
Weighted shares assumed upon exercise of stock options	—	180	—	244
Diluted – weighted shares outstanding	5,702	5,854	5,694	5,910

Basic income (loss) per share:
Continuing operations	$(0.08)	$0.08	$(0.43)	$0.22
Discontinued operations	(0.07)	(0.04)	(0.41)	(0.16)
Net income (loss) per share:	$(0.14)	$0.04	$(0.83)	$0.07

Diluted income (loss) per share:
Continuing operations	$(0.08)	$0.07	$(0.43)	$0.22
Discontinued operations	(0.07)	(0.04)	(0.41)	(0.15)
Net income (loss) per share:	$(0.14)	$0.04	$(0.83)	$0.06

The dilutive impact summarized above relates to the periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted. Earnings per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the treasury stock method when computing the diluted earnings per share. Individual components of basic and diluted income (loss) per share may not sum to the total income (loss) per share due to rounding.

Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2013 were all options outstanding of approximately 1,421 common shares, due to the Company’s net loss in the periods. Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2012 were outstanding options to purchase approximately 487 and 333 common shares, respectively, because the effect was anti-dilutive.

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

13.             Related-Party Transactions

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $122 and $364 for the three and nine months ended September 30, 2013, respectively, and approximately $128 and $368 for the three and nine months ended September 30, 2012, respectively. On October 31, 2013 the subsidiary executed a lease amendment with the partnership to extend the term of the lease for three years. The total annual base rent expense, real estate taxes and other charges under the newly executed lease amendment are expected to be approximately $481.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors.   For the three and nine months ended September 30, 2013, the Company paid that firm approximately $25 and $98, respectively, for legal services and costs.  For the three and nine months ended September 30, 2012, the Company paid that firm approximately $21 and $87, respectively, for legal services and costs.  The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

14.             Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Nine Months Ended
	September 30,	September 30,
	2013	2012

Interest paid	$420	$570

15.             Investment in Partnerships

The Company owns a 9% partnership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP), and is a party to a license agreement that grants the Company access to over 45 US registered patents.  The Company recorded a decrease of $49 and $184 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and nine months ended September 30, 2013, respectively. The Company recorded a decrease of $39 and $127 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and nine months ended September 30, 2012, respectively.

In August 2012, the Company sold its 50% interest in its Global Coils joint venture to its joint venture partner Audemars SA. The Global Coils joint venture was in the business of marketing, designing, manufacturing, and selling audio coils to the health industry. Audemars paid $426 in cash at closing and will make future payments, both one time and recurring, as specified in the purchase agreement. Audemars also transferred certain hearing health inventory to IntriCon. The Company recorded gain on the sale of $822 in the gain on sale of investment in partnership line of the accompanying statement of operations. Prior to such sale, the Company recorded a $50 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the nine months ended September 30, 2012, respectively.

16.             Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012

Medical	$5,451	$5,526	$17,465	$17,813
Hearing Health	4,986	4,560	15,213	18,334
Professional Audio Communications	1,893	3,742	5,257	7,977

Total Revenue	$12,330	$13,828	$37,935	$44,124

17.             Research and Development

The Company expenses costs related to research and development as incurred, net of customer funding. The Company accrues proceeds received under governmental grants when earned and estimable as a reduction to research and development expense.  During the three and nine months ended September 30, 2013, the Company accrued $570 in research and development tax credit grant refunds filed with the state of Minnesota as a reduction to research and development expense.

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

On June 13, 2013, the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs by approximately $3.0 million annually. As part of the restructuring plan, the Company decided to exit the security, microphone and receiver businesses operations to allow the Company to focus on its core business and to improve the Company’s overall margins and profitability. The Company is in the process of disposing the assets relating to the security, microphone and receiver operations. For all periods presented, the Company classified these operations as discontinued operations and, accordingly, has reclassified historical financial data presented herein.

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

IntriCon currently has a strong presence in both the diabetes and cardiac diagnostic monitoring bio-telemetry markets.  For diabetes, IntriCon has partnered with Medtronic to manufacture their wireless continuous glucose monitors and sensors that measure glucose levels and deliver real-time blood glucose trend information. Along with the wireless glucose monitor, IntriCon also manufactures a variety of related accessories. During the 2013 third quarter, Medtronic received Food and Drug Administration (FDA) approval for their MiniMed 530G insulin pump. IntriCon expects medical sales to strengthen as it works with Medtronic to ramp for the launch of the MiniMed 530G. Further, we believe there are opportunities to expand our diabetes product offering with Medtronic as well as move into new markets outside of the diabetes market.

In the cardiac diagnostic monitoring market, we provide solutions for ambulatory cardiac monitoring. We entered this market through an acquisition of Jon Barron, Inc. doing business as Datrix (“Datrix”).  Our first two product platforms, Sirona and Centauri, received FDA 510(k) approval in late 2011. The Sirona platform, which incorporates the PhysioLink technology, is essentially two products in one design: it can be used as an event recorder, a holter monitor or both.  This platform is very small, rechargeable, and water spray proof.  The features of the Centauri platform are event recording combined with wireless transmission of the patient data to a remote service center, which then forwards the information to the doctor.

IntriCon has a suite of medical coils and micro coils it offers to various original equipment manufacturing (OEM) customers.  These products are currently being used in pacemaker programming and interventional catheter positioning applications. As part of the global restructuring initiative, the Company is increasing its investment of resources and capital to help expand our customer base and market share.

Lastly, IntriCon manufactures bubble sensors and flow restrictors that monitor and control the flow of fluid in an intravenous infusion system as well as a family of safety needle products for an OEM customer that utilizes IntriCon’s insert and straight molding capabilities.  These products are assembled using full automation, including built-in quality checks within the production lines.

IntriCon is targeting other emerging biotelemetry and home care markets, such as sleep apnea, that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight. To do so, IntriCon is focusing more capital and resources in sales and marketing to expand its reach to other large medical device and health care companies.

Value Hearing Health Market
The Company believes the value hearing health (VHH) market offers significant growth opportunities. In the United States alone, there are approximately 36 million hearing impaired individuals. This population is expected to grow significantly over the next ten years as the 65-year-old-plus age demographic is one of the fastest growing segments in the U.S., Europe and Japan. The current U.S. market penetration into the hearing impaired population is approximately 20%.  We believe the U.S. market penetration is low primarily due to high costs to purchase a hearing device and inconveniences in the conventional hearing health distribution channel. This has created the opportunity for alternative care models, such the value hearing aid (VHA) channel and personal sound amplifier (PSAP) channel. To capitalize on these opportunities, IntriCon has increased its sales and marketing expertise and hired an industry veteran to help spearhead the company’s efforts in the VHA market. The Company will be aggressively pursuing larger customers who can benefit from our value proposition.

In the VHA channel, the Company entered into a manufacturing agreement with hi HealthInnovations, a UnitedHealth Group company, to become their supplier of hearing aids. At the beginning of 2012, hi HealthInnovations launched a suite of high-tech, lower-cost hearing devices for their Medicare and Part D participants and later in the year announced they were increasing this offering to the over 26 million people enrolled in their employer-sponsored and individual health benefit plans.  The insurance model has been successfully demonstrated internationally, where several countries providing a full insurance program are serving 40 to 70% of the hearing impaired population. Further, research in the US has shown a fully insured model will encourage an individual to seek treatment at an earlier stage of hearing loss, greatly increasing the market size and penetration.

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

The Company sees great opportunity to market its situational listening devices (SLD’s). Much like the PSAP devices, these devices are intended to help people hear in noisy environments like restaurants and automobiles, and listen to television, music, and direct broadcast by wireless connection. Such devices are intended to be supplements to conventional hearing aids, which do not handle those situations well.  The SLD’s will be based on our PhysioLink technology, which were demonstrated at the 2013 annual convention of the American Academy of Audiology.  The product line consists of an earpiece, TV transmitter, companion microphone, iPod/iPhone transmitter, and USB transmitter. With the emergence of advanced parallel technologies in both the SLD and PSAP markets, the Company will likely shift recognition of many professional audio communications product sales into the value hearing health market in future years.

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

Miniature Transducers
IntriCon’s advanced transducer technology has been pushing the limits of size and performance for over a decade. Included in our transducer line are our miniature medical coils and micro coils used in pacemaker programming and interventional catheter positioning applications. We believe with the increase of greater interventional care that our coil technology harbors significant value.

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, or that include forward-looking terminology such as “may”, “will”, “believe”, “anticipate”, “expect”, “should”, “optimistic” “continue”, “estimate”, “intend”, “plan”, “would”, “could”, “guidance”, “potential”, “opportunity”, “project”, “forecast”, “confident”, “projections”, “schedule”, “designed”, “future”, “discussion”, “if” or the negative thereof or other variations thereof, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Company’s Condensed Consolidated Financial Statements” such as net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future level of funding of employee benefit plans, the adequacy of insurance coverage and the impact of new accounting pronouncements and litigation. Forward-looking statements also include, without limitation, statements as to the Company’s expected future results of operations and growth, the Company’s ability to meet working capital requirements, the Company’s business strategy, the expected increases in operating efficiencies, anticipated trends in the Company’s markets, estimates of goodwill impairments and amortization expense of other intangible assets, estimates of future royalty payments from the Global Coils sale, the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, expected costs and savings from the restructuring, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions.

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:
▪	our ability to successfully implement the Company’s business and growth strategy;
▪	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection therewith;
▪	the volume and timing of orders received by the Company, particularly from Medtronic and hi HealthInnovations;
▪	changes in estimated future cash flows;
▪	our ability to collect on our accounts receivable;
▪	foreign currency movements in markets the Company services;
▪	changes in the global economy and financial markets;
▪	the effects of federal government budget cutting and the sequestration;
▪	weakening demand for the Company’s products due to general economic conditions;
▪	changes in the mix of products sold;
▪	our ability to meet demand;
▪	changes in customer requirements;
▪	timing and extent of research and development expenses;
▪	FDA approval, timely release and acceptance of the Company’s products;
▪	competitive pricing pressures;
▪	pending and potential future litigation;
▪	cost and availability of electronic components and commodities for the Company’s products;
▪	our ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;
▪	our ability to comply with covenants in our debt agreements or to obtain waivers if we do not comply;
▪	our ability to repay debt when it comes due;
▪	ability to obtain extensions of or existing credit facility or a new credit facility;
▪	the loss of one or more of our major customers;
▪	our ability to identify, complete and integrate acquisitions;
▪	effects of legislation;
▪	effects of foreign operations;
▪	our ability to develop new products such as Centauri, Overtus, Scenic and APT;
▪	our ability to recruit and retain engineering and technical personnel;
▪	the costs and risks associated with research and development investments;
▪	risks under our manufacturing agreement with hi HealthInnovations;
▪	the risk that the royalties under the Global Coils sale agreement will be less than estimated;
▪	the recent recessions in Europe and the debt crisis in certain countries in the European Union;
▪	our ability and the ability of our customers to protect intellectual property; and
▪	loss of members of our senior management team.

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

Results of Operations

Sales, net

Our net sales are comprised of three main markets: medical, hearing health, and professional audio communications.  Below is a summary of our sales by main markets for the three and nine months ended September 30, 2013 and 2012:

			Change
Three Months Ended September 30	2013	2012	Dollars	Percent
Medical	$5,451	$5,526	$(75)	-1.4%
Hearing Health	4,986	4,560	426	9.3%
Professional Audio Communications	1,893	3,742	(1,849)	-49.4%
Consolidated Net Sales	$12,330	$13,828	$(1,498)	-10.8%

Nine Months Ended September 30
Medical	$17,465	$17,813	$(348)	-2.0%
Hearing Health	15,213	18,334	(3,121)	-17.0%
Professional Audio Communications	5,257	7,977	(2,720)	-34.1%
Consolidated Net Sales	$37,935	$44,124	$(6,189)	-14.0%

For the three and nine months ended September 30, 2013, we experienced a decrease of 1.4% and 2.0%, respectively, in net sales in the medical market compared to the same periods in 2012. The decrease was driven by the previously disclosed expected reduction in medical sales to Medtronic as they awaited FDA approval of their MiniMed 530G insulin pump system. In September 2013, Medtronic obtained the FDA approval for the 530G insulin pump system. IntriCon expects sales in the medical market to strengthen in the 2013 fourth quarter and into 2014 as Medtronic ramps its launch of the MiniMed 530G. Management believes that the industry-wide trend to shift the point of care from expensive traditional settings, such as hospitals, to less expensive non-traditional settings like the home, will result in growth of the medical bio-telemetry industry. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in both the diabetes market, with its Medtronic partnership, and cardiac diagnostic monitoring bio-telemetry market. The Company believes there are growth opportunities in these markets as well other emerging biotelemetry and home care markets, such as sleep apnea, that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the three and nine months ended September 30, 2013 increased 9.3% and decreased 17.0%, respectively, compared to the same periods in 2012. The increases for the three months ended September 30, 2013 were primarily due to demand for the Company’s personal sound amplifier products and growth in hi HealthInnovations over the prior year. The decreases in the nine months ended September 30, 2013 were primarily due to the expected reduced purchases by hi HealthInnovations and the continued softness in the conventional channel consistent with industry trends. As of mid-2012, we satisfied hi HealthInnovations’ initial product ramp-up needs and therefore have received smaller orders since mid-2012. hi HealthInnovations continues to make progress building the infrastructure to provide high-quality, affordable hearing health care to a broad range of customers. The Company remains remain very optimistic about the progress that has been made and the long term prospects of this market-changing program. Market dynamics, such as low penetration rates, an aging population, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such the insurance channel and PSAP channel. IntriCon believes it is very well positioned to serve these value hearing health market channels.  IntriCon has hired an industry veteran to help spearhead the Company’s efforts in the value hearing aid (VHA) market.  The Company will be aggressively pursuing larger customers who can benefit from our value proposition.  Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices.  Our DSP devices provide better clarity and an improved ability to filter out background noise at attractive pricing points. We believe product platform introductions such as the APT™ and Lumen™ devices will drive market share gains into all channels of the emerging value hearing health market.

Net sales to the professional audio device sector decreased 49.4% and 34.1%, respectively, for the three and nine months ended September 30, 2013 compared to the same periods in 2012. The decline was primarily due to the conclusion of the Company’s Singapore government contract in 2012, the strategic decision to rationalize select non-core professional audio communications product lines, the U.S. government sequestration and disruption associated with the federal government shutdown. Over the next few quarters, IntriCon anticipates additional revenue from contracts with the Singapore government. Additionally, we believe our extensive portfolio of communication devices that are portable, smaller and perform well in noisy or hazardous environments will provide future long-term growth in this market.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three and nine months ended September 30, 2013 and 2012, was as follows:

	2013		2012		Change
		Percent		Percent
Three Months Ended September 30	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Gross Profit	$2,701	21.9%	$3,234	23.4%	$(533)	-16.5%
Nine Months Ended September 30
Gross Profit	$8,332	22.0%	$11,303	25.6%	$(2,971)	-26.3%

The 2013 gross profit decrease over the comparable prior year periods was primarily due to lower overall sales volumes partially offset by cost reductions from the global restructuring. Several of the activities associated with the Company’s global strategic restructuring plan are focused on a reduction in overhead costs and increased product contribution margins, including: aggressively transferring specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reducing global administrative and support workforce; and transferring the medical coil business from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three and nine months ended September 30, 2013 and 2012 were:

	2013		2012		Change
		Percent		Percent
Three Months Ended September 30	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Sales and Marketing	$801	6.5%	$734	5.3%	$67	9.1%
General and Administrative	1,512	12.3%	1,410	10.2%	102	7.2%
Research and Development	519	4.2%	1,138	8.2%	(619)	-54.4%

Nine Months Ended September 30
Sales and Marketing	$2,424	6.4%	$2,363	5.4%	$61	2.6%
General and Administrative	4,439	11.7%	4,299	9.7%	140	3.3%
Research and Development	2,997	7.9%	3,299	7.5%	(302)	-9.2%

Sales and marketing expenses increased due to the restructuring effort to focus more resources in sales and marketing. During the third quarter of 2013, the Company contracted with a hearing health veteran to lead the VHH strategic initiative. General and administrative expenses increased due to additional bank fees and travel. Research and development decreased over the prior year three and nine month periods primarily due to research and development tax credit refunds filed of $570 and to the decrease in restructuring measures.

Restructuring charges

During the three and nine months ended September 30, 2013, the Company incurred charges of $0 and $199, primarily related to employee termination severance costs, from the restructuring of its continuing operations. On June 13, 2013, the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs by approximately $3.0 million annually. In the future, the Company expects to incur approximately $100 to $200 in additional cash charges related to employee termination and moving costs.

Interest expense

Net interest expense for the three and nine months ended September 30, 2013 was $161 and $468, respectively, compared to $210 and $569 for the respective periods in 2012.  The decrease in interest expense was primarily due to lower average debt balances as compared to the prior year.

Equity in loss of partnerships

The equity in loss of partnerships for the three and nine months ended September 30, 2013 was $49 and $184, respectively, compared to $39 and $76 for the respective periods in 2012, due to changes in carrying amounts described below.

The Company recorded a decrease of $49 and $184 in the carrying amount of its HIMPP investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and nine months ended September 30, 2013, respectively, compared to a decrease of $39 and $127 in the same respective periods in 2012.

In August 2012, the Company sold its 50% interest in its Global Coils joint venture to its joint venture partner Audemars SA. The Global Coils joint venture is in the business of marketing, designing, manufacturing, and selling audio coils to the hearing health industry. Audemars paid $426 in cash at closing and will make future payments, both one time and recurring, as specified in the purchase agreement. Audemars also transferred certain hearing health inventory to IntriCon. The Company recorded a gain on the sale of $822 in the gain on sale of investment in partnership line of the accompanying statement of operations. Prior to such sale, the Company recorded a $50 increase in the carrying amount of IntriCon’s investment in this joint venture, reflecting the Company’s portion of the joint venture’s operating results for the nine months ended September 30, 2012, respectively.

Other income (expense)

Other income (expense) for the three and nine months ended September 30, 2013 was other income of $30 and $113, respectively, compared to other expense of $35 and $92, respectively, for the same periods in 2012. The change in other income (expense) primarily related to favorable changes in foreign currency exchange rates and foreign government tax refunds.

Income tax expense

Income tax expense for the three and nine months ended September 30, 2013 was $121 and $159, respectively, compared to $64 and $155 for the same periods in 2012. The expense for the three and nine months ended September 30, 2013 and 2012, respectively, was primarily due to taxable income generated by foreign operations.

Loss from discontinued operations

Loss from discontinued operations, net of income taxes, for the three and nine months ended September 30, 2013 was $393 and $2,314, respectively, compared to $209 and $895 for the same periods in 2012. The increase in the loss was driven by decreased sales to the U.S. government due to the sequestration and disruption associated with the federal government shutdown. Also, included in the net loss for the nine months ended September 30, 2013 were $983 in impairment charges primarily related to long-lived assets and goodwill.

Liquidity and Capital Resources

As of September 30, 2013, we had $196 of cash on hand.  Sources of our cash for the nine months ended September 30, 2013 have been from our operating activities, as described below.  The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Nine Months Ended
	September 30, 2013	September 30, 2012
Cash provided by (used in):
Operating activities	$2,195	$1,035
Investing activities	(444)	(922)
Financing activities	(1,815)	5
Effect of exchange rate changes on cash	35	7
Increase (decrease) in cash	$(29)	$125

The most significant items that contributed to the $2,195 of cash provided by operating activities was the increase in accounts payable and decreases in inventory, accounts receivable and other assets.

Net cash used in investing activities consisted of purchases of property, plant and equipment of $(444).

Net cash used in financing activities of $(1,815) was comprised primarily of repayments of borrowings under our credit facilities, a slight decrease in proceeds from long-term borrowings, and decreases in checks written in excess of cash.

The Company had the following bank arrangements:

	September 30, 2013	December 31, 2012

Total borrowing capacity under existing facilities	$11,593	$13,233

Facility Borrowings:
Domestic revolving credit facility	4,510	4,360
Domestic term loan	3,000	3,750
Foreign overdraft and letter of credit facility	1,345	1,795
Total borrowings and commitments	8,855	9,905

Remaining availability under existing facilities	$2,738	$3,328

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

The Company was not in compliance with the fixed charge and leverage covenants under the credit facility as of September 30, 2013 and obtained a covenant waiver from The PrivateBank.

The credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable.  As a result, all of the borrowings under this facility have been characterized as current liabilities on our balance sheet. The Company expects to seek a further extension of the term of this facility or a new credit facility in the near future. As part of the extension or new credit facility the Company will seek revisions to its existing covenants.  However, there is no guarantee that the Company will be able to obtain a further extension or new credit facility or that any revisions to the covenants will be favorable to the Company. Additionally, there can be no assurances that a future covenant violation would not lead The PrivateBank or a new lender to declare an event of default and accelerate our obligations under the credit facility.

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

Weighted average interest on the revolving credit facility was 4.56% for the nine months ended September 30, 2013 and 4.52% for the year ended December 31, 2012.  The outstanding balance of the revolving credit facility was $4,510 and $4,360 at September 30, 2013 and December 31, 2012, respectively.  The total remaining availability on the revolving credit facility was approximately $1,939 and $2,689 at September 30, 2013 and December 31, 2012, respectively. The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250, commencing with the calendar quarter ended December 31, 2012.  Any remaining principal and accrued interest is payable on August 13, 2014. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that originally provided for a $1,977 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs with varying due dates from 2013 to 2015. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate.  Weighted average interest on the international credit facilities was 3.97% and 3.89% for the nine months ended September 30, 2013 and the year ended December 31, 2012. The outstanding balance was $1,345 and $1,795 at September 30, 2013 and December 31, 2012, respectively.  The total remaining availability on the international senior secured credit agreement was approximately $799 and $639 at September 30, 2013 and December 31, 2012, respectively.

As noted above, our credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable. We expect to seek an extension of the term of this facility or a new credit facility in the near future. Assuming that we are able to extend the credit facility or obtain a new credit facility, we believe that funds expected to be generated from operations, the expected available borrowing capacity through the extended or new revolving credit loan facilities and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs and for repayment of maturing debt for at least the next 12 months. If, however, we are not able to extend the credit facility or obtain a new credit facility, we will be required to seek alternative financing or sell equity or debt to continue our operations.  No assurance can be given that any extension, refinancing, additional borrowing or sale of equity or debt will be available when needed or that we will be able to negotiate acceptable terms.

In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. Furthermore, if we fail to meet our financial and other covenants under our loan agreements, absent waiver, we will be in default of the loan agreements and there can be no assurance that our lenders will provide a waiver of any default in our loan covenants. While management believes that we will be able to obtain an extension of the existing credit facility or new credit facility and meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2013 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2013, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

Our domestic credit facility expires on August 13, 2014, and if we are unable to extend the maturity date or obtain a new credit facility, it would have a material adverse effect on our operations and liquidity.
Our domestic credit facility expires on August 13, 2014 and all outstanding borrowings will become due and payable. We expect to seek an extension of the term of this facility or a new credit facility in the near future. Assuming that we are able to extend the credit facility or obtain a new credit facility, we believe that funds expected to be generated from operations, the expected available borrowing capacity through the extended or new revolving credit loan facilities and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs and for repayment of maturing debt for at least the next 12 months. If, however, we are not able to extend the credit facility or obtain a new credit facility, we will be required to seek alternative financing or sell equity or debt to continue our operations.  No assurance can be given that any extension, refinancing, additional borrowing or sale of equity or debt will be available when needed or that we will be able to negotiate acceptable terms.

We may be in violation of our bank covenants from time to time.
The Company was not in compliance with the fixed charge and leverage covenants under its credit facility as of September 30, 2013 and obtained a covenant waiver from The PrivateBank. The Company expects to seek a further extension of the term of this facility or a new credit facility in the near future. As part of the extension or new credit facility the Company will seek revisions to its existing covenants.  However, there is no guarantee that the Company will be able to obtain a further extension or new credit facility or that any revisions to the covenants will be favorable to the Company. Additionally, there can be no assurances that a future covenant violation would not lead The PrivateBank or a new lender to declare an event of default and accelerate our obligations under the credit facility.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information

On October 31, 2013, the Company’s subsidiary entered into a Third Extension Agreement dated as of September 17, 2013 to the Amended and Restated Office/Warehouse Lease with Arden Partners I, L.L.P., the landlord of the Company’s facility in Arden Hills, Minnesota. The Third Extension Agreement provides for:

●	a three year extension of the term of the Arden Hills lease to October 31, 2016; and

●	an annual base rent of $372.

The subsidiary is also responsible for the payment of real estate taxes and operating expenses under the lease. The total base rent, real estate taxes and operating expenses under the lease are expected to be approximately $481 per year during the three year extension.  Mr. Gorder, the Company’s president, chief executive officer and a director, is a general partner (with a one-third interest) of Arden Partners. The Third Extension Agreement was approved by the Audit Committee of the Board of Directors.

The foregoing description of the Third Extension Agreement is qualified in its entirety by reference to the complete text of the Third Extension Agreement, a copy of which is filed as Exhibit 10.1 hereto.

ITEM 6.  Exhibits

(a)	Exhibits

10.1	Amended and Restated Office/Warehouse Lease Third Extension Agreement dated as of September 17, 2013 between IntriCon Inc. and Arden Partners I, L.L.P.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012;  (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2013 and 2012; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION (Registrant)

Date: November 14, 2013	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2013	By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

10.1	Amended and Restated Office/Warehouse Lease Third Extension Agreement dated as of September 17, 2013 between IntriCon Inc. and Arden Partners I, L.L.P.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101
The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 30, 2013 (Unaudited) and December 31, 2012; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2013 and 2012;  (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2013 and 2012; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.