Form 10-K
period 2013-12-31
INTRICON CORP
filed 2014-03-12
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant on June 30, 2013 was $17,438,322. Common shares held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common shares on February 20, 2014 was 5,727,403.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2014 annual meeting of shareholders are incorporated by reference into Part III of this report; provided, however, that the Audit Committee Report and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

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

Currently, the Company operates in one operating segment, the body-worn device segment. On June 13, 2013, the Company announced a global restructuring plan to accelerate future growth and reduce costs by approximately $3.0 million annually. As part of the restructuring, the Company sold its security and certain microphone and receiver operations on January 27, 2014 to Sierra Peaks Corporation. For all periods presented, the Company classified these businesses as discontinued operations, and, accordingly, has reclassified historical financial data presented herein.

Information contained in this Annual Report on Form 10-K and expressed in U.S. dollars or number of shares are presented in thousands (000s), except for per share data and as otherwise noted.

Business Highlights

Major Events in 2013

On June 13, 2013, the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs by approximately $3.0 million annually. As part of this plan, the Company reduced investment in certain non-core professional audio communications product lines; transferred specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reduced its global administrative and support workforce; transferred the medical coil operations from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity, sold its remaining security and certain microphone and receiver businesses effective January 27, 2014; added experienced professionals in value hearing health; and focused more resources in medical biotelemetry. The sale of security, certain microphone and receivers businesses, which closed on January 27, 2014, marked the final milestone in the global strategic restructuring plan.

During the 2013 third quarter, the Company’s customer, Medtronic, received Food and Drug Administration (FDA) approval for their MiniMed 530G insulin pump. Medical market sales strengthened in the 2013 fourth quarter as Medtronic ramped for its launch of the MiniMed 530G.

Major Events in 2012

In August 2012, the Company sold its 50% interest in its Global Coils joint venture, to joint venture partner Audemars SA. Global Coils is in the business of marketing, designing, manufacturing, and selling audio coils to the hearing health industry. Audemars paid $426 in cash at closing and will make future recurring royalty payments as specified in the purchase agreement. Audemars also transferred certain hearing health inventory to IntriCon. The Company recorded a gain on the sale of $822, or $.14 per diluted share, in the gain on sale of investment in partnership line of the accompanying statement of operations.

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

Market Overview:

IntriCon serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature products, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, hearing instruments and professional audio communication devices. Revenue from the medical bio-telemetry and value hearing health markets is reported on the respective medical and hearing health lines in the discussion of our results of operation in “Item 8. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 “Revenue by Market” to the Company’s consolidated financial statements included herein.

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

In the cardiac diagnostic monitoring market, we provide solutions for ambulatory cardiac monitoring. We entered this market through an acquisition of Jon Barron, Inc. doing business as Datrix (“Datrix”). Our first two product platforms, Sirona and Centauri, received FDA 510(k) approval in late 2011. The Sirona platform, which incorporates the PhysioLink technology, is essentially two products in one design: it can be used as an event recorder, a holter monitor or both. This platform is very small, rechargeable, and water spray proof. The Company has contracts in place with lead customers for the Sirona platform and anticipates expanding that customer base in 2014.

IntriCon has a suite of medical coils and micro coils that it offers to various original equipment manufacturing (OEM) customers. These products are currently being used in pacemaker programming and interventional catheter positioning applications. As part of the global restructuring initiative, the Company is increasing its investment of resources and capital to help expand our customer base and market share.

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

Value Hearing Health Market

The Company believes the value hearing health (VHH) market offers significant growth opportunities. In the United States alone, there are approximately 36 million hearing impaired individuals. This population is expected to grow significantly over the next ten years as the 65-year-old-plus age demographic is one of the fastest growing segments in the U.S., Europe and Japan. The current U.S. market penetration into the hearing impaired population is approximately 20%. We believe the U.S. market penetration is low primarily due to the high costs to purchase a hearing device, consolidation at the retail level and inconveniences in the distribution channel. This has created the opportunity for alternative care models, such as the value hearing aid (VHA) channel and personal sound amplifier (PSAP) channel. To capitalize on these opportunities, IntriCon has increased its sales and marketing expertise and hired an industry veteran to help spearhead the company’s efforts in the VHH market. The Company is aggressively pursuing larger customers who can benefit from our value proposition.

In the VHA channel, the Company entered into a manufacturing agreement with hi HealthInnovations, a UnitedHealth Group company, to become their supplier of hearing aids. At the beginning of 2012, hi HealthInnovations launched a suite of high-tech, lower-cost hearing devices for their Medicare and Part D participants and later in the year announced they were increasing this offering to the over 26 million people enrolled in their employer-sponsored and individual health benefit plans. The insurance model has been successfully demonstrated internationally, where several countries providing a full insurance program are serving 40% to 70% of the hearing impaired population. Further, research in the U.S. has shown a fully insured model will encourage an individual to seek treatment at an earlier stage of hearing loss, greatly increasing the market size and penetration.

In personal sound amplifier products, the FDA has created a PSAP category, which includes ear worn devices that provide cost effective sound amplification. These devices are not hearing aids and make no claims of compensating for hearing loss. They can be purchased “off-the-shelf” and are not fit or prescribed to meet a specific individual’s needs. Rather, these devices amplify sound and tend to be used in noisy or challenging environments. They have a significantly lower retail price to the consumer than traditional hearing aids.

We also believe there are niches in the conventional hearing health channel that will embrace our VHH proposition, as high costs of conventional devices constrain their growth potential. Additionally, we believe there is a large international market, most notably in the so-called BRIC countries (Brazil, Russia, India and China), for this type of product offering.

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

Core Technologies Overview:

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

Marketing and Competition:

IntriCon intends to focus more capital and resources in marketing and sales to expand its reach into large medical device and healthcare companies in the medical bio-telemetry and value hearing health markets outlined above. The Company believes this will allow us to advance our technology portfolio, advance new product platforms, strengthen customer relations and expand our market knowledge.

Currently, IntriCon sells its hearing instrument components directly to domestic hearing instrument manufacturers and distributors through an internal sales force. Sales of medical and professional audio communications products are also made primarily through an internal sales force. In recent years, a small number of companies have accounted for a substantial portion of the Company’s sales.

In 2013, one customer accounted for approximately 30 percent of the Company’s net sales. During 2013, the top three customers accounted for approximately $24,000, or 41% percent, of the Company’s net sales. See note 4 to the consolidated financial statements for a discussion of net sales and long-lived assets by geographic area.

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

Employees. As of December 31, 2013, the Company had a total of 572 full time equivalent employees, of whom 30 are executive and administrative personnel, 21 are sales personnel, 23 are engineering personnel and 498 are operations personnel. The Company considers its relations with its employees to be satisfactory. None of the Company’s employees are represented by a union.

As a supplier of consumer and medical products and parts, IntriCon is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

Research and Development. IntriCon conducts research and development activities primarily to improve its existing products and proprietary technology. The Company is committed to increasing its investment in the research and development of proprietary technologies, such as the ULP nanoDSP and ULP wireless technologies. The Company believes the continued development of key proprietary technologies will be the catalyst for long-term revenues and margin growth. Research and development expenditures were $4,181, $4,481, and $4,486 in 2013, 2012 and 2011, respectively. These amounts are net of customer and grant reimbursed research and development. In 2013, the Company filed for a Minnesota research and development tax credit of $567, which lowered the research and development expenditure for the year.

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

All of our current hearing aid devices are air conduction devices and, as such, are Class I medical devices, exempt from the 510(k) submission process. They are typically marketed to FDA approved manufacturers with IntriCon assisting in the design, development and production. Our ECG recorder devices are classified as Class II medical devices and have received 510(k) clearance from the FDA. Our manufacturing operations are subject to periodic inspections by the FDA, whose primary purpose is to audit the Company’s compliance with the Quality System Regulations published by the FDA and other applicable government standards. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. We believe that our manufacturing and quality control procedures are in compliance with the requirements of the FDA regulations and this has been substantiated with no findings cited during our most recent FDA audit in December of 2013.

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

Forward-Looking Statements

Certain statements included or incorporated by reference in this Annual Report on Form 10-K or the Company’s other public filings and releases, which are not historical facts, or that include forward-looking terminology such as “may”, “will”, “believe”, “anticipate”, “expect”, “should”, “optimistic” or “continue”, “estimate”, “intend”, “plan”, “would”, “could”, “guidance”, “potential”, “opportunity”, “project”, “forecast”, “confident”, “projections”, “schedule”, “designed”, “future”, “discussion”, “if” or the negative thereof or other variations thereof, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Business,” “Legal Proceedings, “Risk Factors,” Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Consolidated Financial Statements, such as the Company’s ability to compete, statements concerning the hi HealthInnovations program, the divestiture of its security and certain receiver and microphone business and its Global Coils joint venture interest, expected expenses and cost savings from the global restructuring, strategic alliances and their benefits, the adequacy of insurance coverage, government regulation, potential increases in demand for the Company’s products, net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future levels of funding of employee benefit plans, the adequacy of insurance coverage, the impact of new accounting pronouncements and litigation.

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

We are dependent on a small number of customers for a large portion of our revenues. In fiscal year 2013, our largest customer accounted for approximately 30 percent of our net sales and our three largest customers accounted for approximately 41 percent of our net sales. A significant decrease in the sales to or loss of any of our major customers could have a material adverse effect on our business and results of operations. Our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our major customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We may not be able to collect outstanding accounts receivable from our customers.

Some of our customers purchase our products on credit, which may cause a concentration of accounts receivable among some of our customers. As of December 31, 2013, we had accounts receivable, less allowance for doubtful accounts, of $5,433, which represented approximately 40 percent of our shareholders’ equity as of that date. As of that date, two customers accounted for a combined total of 34 percent of our accounts receivable. Our financial condition and profitability may be harmed if one or more of our customers are unable or unwilling to pay these accounts receivable when due.

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

•

During the last few years the Federal Reserve Board’s involvement in the purchase of U.S. government debt securities, commonly know as “quantitative easing,” has caused interest rates to be lower than they would have been with out such involvement. Actual or anticipated efforts by the Federal Reserve to taper or reduce quantitative easing could cause interest rates to rise, disrupt domestic and world markets and could adversely affect our liquidity and results of operations.

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

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. Under the legislation, the total cost to the medical device industry is expected to be approximately $30 billion over ten years. This significant increase in the tax burden on our industry could have a material, negative impact on our results of operations and our cash flows either directly, through taxes on us, or indirectly through others in our value chain being subject to the tax. Although the direct impact of the excise tax is expected to be immaterial on us, if facts or circumstances change in our business relationships, we could be subject to customer pricing pressures or required to pay additional taxes under the rules. Other elements of this legislation, such as comparative effectiveness research, an independent payment advisory board, payment system reforms, including shared savings pilots, and other provisions, could meaningfully change the way health care is developed and delivered, and may materially impact numerous aspects of our business.

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

Our failure, or the failure of our customers, to obtain required governmental approvals and maintain regulatory compliance for regulated products would adversely affect our ability to generate revenue from those products.

The markets in which our business operates are subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping, and surveillance procedures for our medical devices and those of our customers

The process of obtaining marketing clearance or approvals from the FDA for new products and new applications for existing products can be time-consuming and expensive, and there is no assurance that such clearance/approvals will be granted, or that the FDA review will not involve delays that would adversely affect our ability to commercialize additional products or additional applications for existing products. Some of our products in the research and development stage may be subject to a lengthy and expensive pre-market approval process with the FDA. The FDA has the authority to control the indicated uses of a device. Products can also be withdrawn from the market due to failure to comply with regulatory standards or the occurrence of unforeseen problems. The FDA regulations depend heavily on administrative interpretation, and there can be no assurance that future interpretations made by the FDA or other regulatory bodies, with possible retroactive effect, will not adversely affect us.

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

Further, to the extent that any of our customers to whom we supply regulated products become subject to regulatory actions or delays, our sales to those customers could be reduced, delayed or suspended, which could have a material adverse effect on our sales and earnings.

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

In 2013, we operated in Singapore, Indonesia and Germany. Approximately 17 percent of our revenues were derived from our facilities in these countries in 2013. As of December 31, 2013 approximately 28 percent of our long-lived assets are located in these countries. Political or economic instability in these countries could have an adverse impact on our results of operations due to diminished revenues in these countries. Our future revenues, costs of operations and profit results could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the euro, Singapore dollar and other currencies could lead to lower reported consolidated revenues due to the translation of this currency into U.S. dollars when we consolidate our revenues and results from operations.

The recent recessions in Europe and the debt crisis in certain countries in the European Union could negatively affect our ability to conduct business in those geographies.

The recent debt crisis in certain European countries could cause the value of the euro to deteriorate, reducing the purchasing power of our European customers. Financial difficulties experienced by our suppliers and customers, including distributors, could result in product delays and inventory issues; risks to accounts receivable could also include delays in collection and greater bad debt expense. Also, the effect of the debt crisis in certain European countries could have an adverse effect on the capital markets generally, specifically impacting our ability and the ability of our customers to finance our and their respective businesses on acceptable terms, if at all, the availability of materials and supplies and demand for our products.

We may explore acquisitions that complement or expand our business. We may not be able to complete these transactions and these transactions, if executed, pose significant risks and may materially adversely affect our business, financial condition and operating results.

We may explore opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or product lines or that might otherwise offer us growth opportunities. We may have difficulty finding these opportunities or, if we do identify these opportunities, we may not be able to complete the transactions for various reasons, including a failure to secure financing. Any transactions that we are able to identify and complete may involve a number of risks, including: the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture; possible adverse effects on our operating results during the integration process; unanticipated liabilities; and our possible inability to achieve the intended objectives of the transaction. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. In addition, future acquisitions may result in dilutive issuances of equity securities or the incurrence of additional debt.

We may experience difficulty in paying our debt when it comes due, which could limit our ability to obtain financing.

As of December 31, 2013, we had bank indebtedness of $8,481. Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control. We believe that availability under our existing credit facility combined with funds expected to be generated from operations and control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months. If, however, we are unable to renew these facilities or obtain waivers (see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”) in the future or do not generate sufficient cash or complete such financings on a timely basis, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition and performance.

If we fail to meet our financial and other covenants under our loan agreements with our lenders, absent a waiver, we will be in default of the loan agreements and our lenders can take actions that would adversely affect our business.

We were not in compliance with the fixed charge and leverage covenants under our credit facility as of December 31, 2013 and obtained a waiver from The PrivateBank. We also sought and received a further extension of the term of this facility until 2018 (See “Item 8. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources”)”. As part of the extension of the credit facility, we also sought and received revisions to our existing covenants. There can be no assurances that we will be able to maintain compliance with the financial and other covenants in our domestic and foreign loan agreements. In the event we are unable to comply with these covenants during future periods, it is uncertain whether our lenders will grant waivers for our non-compliance. If there is an event of default by us under our loan agreements, our lenders have the option to, among other things, accelerate any and all of our obligations under the loan agreements which would have a material adverse effect on our business, financial condition and results of operations.

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

New regulations related to “conflict minerals” may impact our supply chain, increase the cost of certain metals used in manufacturing our products and/or cause us to incur additional expenses.

Pursuant to the Dodd-Frank Act, the SEC promulgated final rules regarding disclosure of the use of certain minerals, known as “conflict minerals”: tantalum, tin, and tungsten (or their ores) and gold; which are mined from the Democratic Republic of the Congo and adjoining countries. We use some of these minerals in our products, particularly gold and tin. Under the rules, we will be required to determine the sources of any conflict minerals used in our products and to disclose the procedures we employ to make such determinations. We are required to file our first report for the 2013 calendar year in May 2014. There are costs associated with complying with the diligence and disclosure requirements, and there may be costs associated with remediation and other changes to products, processes, or sources of supply as a consequence of such verification activities. The implementation of these rules could adversely affect the sourcing, supply, and pricing of materials used in our products and cause our costs to rise. We cannot be sure that we will be able to obtain the necessary information on conflict minerals from our suppliers or that we will be able to determine that all of our products are conflict free. As a result, we may face reputational challenges if we determine that certain of our products contain minerals not determined to be conflict free or if we are unable to sufficiently verify the origins for all conflict minerals used in our products through the procedures we implement.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting. Currently, we are not required to include a report of our independent registered public accounting firm on our internal controls because we are a “smaller reporting company” under SEC rules; therefore, shareholders do not have the benefit of an independent review of our internal controls. While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2013, we cannot guarantee that we will not have “material weaknesses” reported by our management in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If in the future we fail to complete this evaluation in a timely manner, or if we determine that we have a material weakness, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential investors and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and the market price of our common stock.

ITEM 1B.	Risk Factors

Not Applicable.

ITEM 2.	Properties

The Company leases seven facilities, four domestically and three internationally, as follows:

•

a 47,000 sq. ft. manufacturing facility in Arden Hills, Minnesota, which also serves as the Company’s headquarters, from a partnership consisting of two former officers of IntriCon Inc. and Mark S. Gorder who serves as the president and CEO of the Company and on the Company’s Board of Directors. At this facility, the Company manufactures body-worn devices, other than plastic component parts. Annual base rent expense, including real estate taxes and other charges, is approximately $486. The Company believes the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. As amended, this lease expires in November 2016.

•

a 46,000 sq. ft. building in Vadnais Heights, Minnesota at which IntriCon produces plastic component parts for body-worn devices. Annual base rent expense, including real estate taxes and other charges, is approximately $382. This lease expires in June 2016.

•

one building in Camden, Maine, which contains a manufacturing facility and offices, and consists of a total of 25,000 square feet. Rent expense on the facility, including real estate taxes and other charges, that we are obligated to pay, until the lease expires in May 2014, is approximately $34.

•

a 4,000 square foot building in Escondido, California, which houses assembly operations and administrative offices relating to our cardiac monitoring business. Annual base rent expense, including real estate taxes and other charges, is approximately $35. This lease expires in April 2016.

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

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 4A.	Executive Officers of the Registrant

The names, ages and offices (as of February 20, 2014) of the Company’s executive officers were as follows:

Name	Age	Position
Mark S. Gorder	67	President, Chief Executive Officer and Director of the Company
Scott Longval	37	Chief Financial Officer and Treasurer of the Company
Michael P. Geraci	55	Vice President, Sales and Marketing
Dennis L. Gonsior	55	Vice President, Global Operations
Greg Gruenhagen	60	Vice President, Corporate Quality and Regulatory Affairs

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

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are listed on the NASDAQ Global Market under the ticker symbol “IIN”.

Market and Dividend Information

The high and low sale prices of the Company’s common stock during each quarterly period during the past two years were as follows:

	2013		2012
	Market		Market
	Price Range		Price Range
Quarter	High	Low	High	Low
First	$5.45	4.00	$7.50	5.53
Second	5.14	3.26	7.17	6.12
Third	4.70	2.75	6.57	3.91
Fourth	4.60	3.42	5.38	4.03

The closing sale price of the Company’s common stock on February 20, 2014, was $4.80 per share.

At February 20, 2014 the Company had 294 shareholders of record of common stock. Such number does not reflect shareholders who beneficially own common stock in nominee or street name.

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

In 2013, the Company did not sell any unregistered securities and did not repurchase any of its securities.

ITEM 6.	Selected Financial Data

Year Ended December 31	2013	2012	2011	2010	2009

Sales, net	$52,961	$59,955	$52,095	$58,697	$51,676

Gross profit	12,169	15,299	12,650	15,013	11,051

Operating expenses	13,507	13,231	12,709	13,419	11,681

Interest Expense	(600)	(755)	(609)	(655)	(836)
Equity in income (loss) of partnerships	(262)	(116)	174	(135)	(150)
Gain on sale of investment in partnership	—	822	—	—	—
Other income (expense), net	127	(96)	52	(4)	(220)

Income (loss) from continuing operations before income taxes and discontinued operations	(2,073)	1,923	(442)	800	(1,836)

Income tax (expense) benefit	(217)	(164)	160	(145)	34

Income (loss) from continuing operations before discontinued operations	(2,290)	1,759	(282)	655	(1,802)

Gain on sale of discontinued operations, net of income taxes	—	—	—	35	—

Loss from discontinued operations, net of income taxes	(3,872)	(1,050)	(1,143)	(329)	(2,119)
Net income (loss)	$(6,162)	$709	$(1,425)	$361	$(3,921)

Basic income (loss) per share:
Continuing operations	$(0.40)	$0.31	$(0.05)	$0.12	$(0.34)
Discontinued operations	(0.68)	(0.19)	(0.20)	(0.05)	(0.39)
Net income (loss)	$(1.08)	$0.13	$(0.25)	$0.07	$0.73

Diluted income (loss) per share:
Continuing operations	$(0.40)	$0.30	$(0.05)	$0.12	$(0.34)
Discontinued operations	(0.68)	(0.18)	(0.20)	(0.05)	(0.39)
Net income (loss)	$(1.08)	$0.12	$(0.25)	$0.07	$0.73

Weighted average number of shares outstanding during year:
Basic	5,699	5,669	5,599	5,484	5,394
Diluted	5,699	5,888	5,599	5,535	5,394

Other Financial Highlights

Year Ended December 31	2013 (c)	2012 (c)	2011 (c)	2010	2009 (b)

Working Capital (a)	5,978	8,893	8,207	8,615	8,504

Total Assets	32,720	39,132	40,730	36,267	37,363

Long-term debt	6,271	7,222	8,217	6,465	7,730

Shareholders’ equity	13,308	18,722	17,446	18,571	17,489

Depreciations and amortization	2,402	1,983	2,083	2,601	2,470

(a)	Working capital is equal to current assets less current liabilities.
(b)

In 2009, the Company exited the Electronic Products business, which consisted of the thermistor, film capacitor and magnetic products, and reclassified it as discontinued operations. Subsequently, in 2010 the Company completed the sale of the assets of the Electronic Products business.

(c)

In 2013, the Company reclassified its security and certain microphone, and receiver businesses as discontinued operations. The Company revised its financial statements for 2011 and 2012 to reflect the discontinued operations.

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

Business Highlights

On June 13, 2013 the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs by approximately $3.0 million annually. As part of this plan, the Company reduced investment in certain non-core professional audio communications product lines; transferred specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reduced its global administrative and support workforce; transferred the medical coil operations from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity, sold, effective January 27, 2014, its remaining security and certain microphone and receiver businesses; added experienced professionals in value hearing health; and focused more resources in medical biotelemetry. The sale of security, certain microphone and receivers businesses, which closed on January 27, 2014, marked the final milestone in the global strategic restructuring plan. The results of the Company have been revised to reflect discontinued operations.

During the 2013 third quarter, the Company’s customer, Medtronic, received Food and Drug Administration (FDA) approval for their MiniMed 530G insulin pump. Medical market sales strengthened in the 2013 fourth quarter as Medtronic ramped for its launch of the MiniMed 530G.

On February 14, 2014, the Company and its domestic subsidiaries entered into a Sixth Amendment to the Loan and Security Agreement and Waiver with The PrivateBank and Trust Company (refer to Note 7).

Forward–Looking Statements

The following discussion and analysis of our financial condition and results of operations should be read together with our financial statements and the related notes appearing in Item 8 of this report. This discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions. Our actual results may differ materially from those anticipated in these forward- looking statements as a result of many factors, including but not limited to those under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K. See also Item 1. “Business—Forward-Looking Statements” for more information.

Results of Operations: 2013 Compared with 2012

Consolidated Net Sales

Our net sales are comprised of three main markets: medical, hearing health, and professional audio - collectively our body-worn device segment. Below is a recap of our sales by main markets for the years ended December 31, 2013 and 2012:

			Change
	2013	2012	Dollars	Percent
Medical	$25,978	$24,463	$1,515	6.2%
Hearing Health	19,739	23,806	(4,067)	-17.1%
Professional Audio Communications	7,244	11,686	(4,442)	-38.0%
Consolidated Net Sales	$52,961	$59,955	$(6,994)	-11.7%

In 2013, we experienced a 6.2 percent increase in medical sales primarily driven by higher sales to Medtronic and other key medical customers. In September 2013, Medtronic obtained FDA approval for the 530G insulin pump system. As such, medical market sales strengthened in the 2013 fourth quarter as Medtronic ramped for its launch of the MiniMed 530G. With the approval, IntriCon expects medical sales to remain strong in 2014 as Medtronic continues to meet marketplace demand. Management believes an industry wide shift in the point of care from expensive traditional settings, such as hospitals, to less expensive non-traditional settings like the home, will result in growth of the medical bio-telemetry industry. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in both the diabetes market, with its Medtronic partnership, and cardiac diagnostic monitoring bio-telemetry market. The Company believes there are growth opportunities in these markets as well other emerging biotelemetry and home care markets, such as sleep apnea, that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the year ended December 31, 2013 decreased 17.1 percent over the same period in 2012 primarily due to the reduced purchases by hi HealthInnovations and the continued softness in the conventional channel consistent with industry trends. As of mid-2012, we satisfied hi HealthInnovations’ initial product ramp-up needs and have received smaller orders since. hi HealthInnovations continues to make progress building the infrastructure to provide high-quality, affordable hearing health care to a broad range of customers. The Company remains optimistic about the progress made and the long term prospects of this market-changing program. Market dynamics, such as low penetration rates, an aging population, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such the insurance channel and PSAP channel. IntriCon believes it is very well positioned to serve these value hearing health market channels. IntriCon has contracted with an experienced hearing health veteran to help spearhead the Company’s efforts in the value hearing aid (VHA) market. The Company will be aggressively pursuing larger customers who can benefit from our value proposition. Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices. Our DSP devices provide better clarity and an improved ability to filter out background noise at attractive pricing points. We believe product platform introductions such as the APT™ and Lumen™ devices will drive market share gains into all channels of the emerging value hearing health market.

Net sales to the professional audio device sector decreased 38.0 percent in 2013 compared to the same period in 2012. The decline was primarily due to the end of a Singapore government contract that was completed in 2012, the strategic decision to rationalize select non-core professional audio communications product lines, and the U.S. government sequestration and disruption associated with the federal government shutdown. Over the next few quarters, IntriCon anticipates additional revenue from contracts with the Singapore government. Additionally, we believe our extensive portfolio of communication devices that are portable, smaller and perform well in noisy or hazardous environments will provide future long-term growth in this market.

Gross Profit

Gross profit, both in dollars and as a percent of sales, for 2013 and 2012, were as follows:

	2013		2012		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent

Gross Profit	$12,169	23.0%	$15,299	25.5%	$(3,130)	-20.5%

The 2013 gross profit decrease over the comparable prior year periods was primarily due to lower overall sales volumes partially offset by cost reductions from the global restructuring. Several of the activities associated with the Company’s global strategic restructuring plan are focused on a reduction in overhead costs and increased product contribution margins, including: aggressively transferring specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reducing global administrative and support workforce; and transferring the medical coil business from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity. Gross margins rose towards the latter parts of 2013 and are expected to continue to improve and be strong into 2014.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the years ended December 31, 2013 and 2012 were:

	2013		2012		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent

Sales and Marketing	$3,308	6.2%	$3,324	5.5%	$(16)	-0.5%
General and Administrative	5,789	10.9%	5,426	9.1%	363	6.7%
Research and Development	4,181	7.9%	4,481	7.5%	(300)	-6.7%

Sales and marketing decreased slightly over the prior year due to reduced sales and related selling commissions. During the third quarter of 2013, the Company contracted with an experienced hearing health veteran to lead the Value Hearing Health strategic initiative. Management expects to focus more capital and resources in sales and marketing in the upcoming years to expand its reach in the medical bio-telemetry and value hearing health markets. General and administrative expenses increased over the prior year period primarily driven by increased stock based compensation and increased administrative bank fees compared to 2012. Research and development decreased over the prior year primarily due to research and development tax credit refunds filed of $567 and the global restructure plan, partially offset by higher outside service costs.

Restructuring charges

During 2013, the Company incurred charges of $229, primarily related to employee termination severance costs, from the restructuring of its continuing operations. On June 13, 2013, the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs by approximately $3.0 million annually. In the future, the Company expects to incur approximately $50 to $100 in additional cash charges related to employee termination and moving costs.

Interest Expense

Interest expense for 2013 was $600, a decrease of $155 from $755 in 2012. The decrease in interest expense was primarily due to lower average debt balances compared to the prior year.

Equity in Loss of Partnerships

The equity in loss of partnerships for 2013 was $262 compared to $116 in 2012.

The Company recorded a $204 decrease in the carrying amount of its investment in the Hearing Instrument Manufacturers Patent Partnership (“HIMPP”) for 2013, reflecting amortization of the patents and other intangibles and the Company’s portion of the partnership’s operating results for the year ended December 31, 2013, compared to a $166 decrease in the carrying amount of the investment in 2012 for the amortization of the patents and other intangibles and the Company’s portion of the partnership’s operating results for the year ended December 31, 2012. Also, in 2013 the Company paid $58 in operating expenses for HIMPP compared to $50 in 2012.

Prior to the sale of the Global Coils joint venture interest in 2012, the Company recorded a $50 increase in the carrying amount of IntriCon’s investment in this joint venture, reflecting the Company’s portion of the joint venture’s operating results for year ended December 31, 2012, respectively.

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

No portion of this gain was recognized in 2013.

Other Income (Expense), net

In 2013, other income (expense), net was $127 compared to $ (96) in 2012 primarily related to the gain (loss) on foreign currency exchange.

Income Tax Expense

Income taxes were as follows:

	2013	2012
Income tax expense	$(217)	$(164)
Percentage of income tax expense of income from continuing operations before income taxes and discontinued operations	-10.5%	-8.5%

The expense in 2013 and 2012 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position (“NOL”) for US federal and state income tax purposes and, consequently, minimal income tax expense from the current period domestic operations was recognized. Our deferred tax asset related to the NOL carry forwards has been offset by a full valuation allowance. We estimate we have approximately $22,997 of NOL carry forwards available to offset future federal income taxes that begin to expire in 2022.

Loss from Discontinued Operations

Loss from discontinued operations, net of income taxes, for the year ended December 31, 2013 was $3,872 compared to a loss of $1,050 for the year ended December 31, 2012. The increase in the loss was driven by decreased sales to the U.S. government due to the sequestration and disruption associated with the federal government shutdown. Also, included in the net loss for the year ended December 31, 2013 was $1,700 in impairment charges.

Results of Operations: 2012 Compared with 2011

Consolidated Net Sales

Below is a recap of our sales by main markets for the years ended December 31, 2012 and 2011:

			Change
Year Ended December 31	2012	2011	Dollars	Percent
Medical	$24,463	$22,923	$1,540	6.7%
Hearing Health	23,806	21,032	2,774	13.2%
Professional Audio Communications	11,686	8,140	3,546	43.6%
Consolidated Net Sales	$59,955	$52,095	$7,860	15.1%

In 2012, we experienced a 6.7% increase in medical sales primarily driven by higher sales to Medtronic and other key medical customers.

Net sales in our hearing health business for the year ended December 31, 2012 increased 13.2% over the same period in 2012 driven by sales to hi HealthInnovations and sales into the nontraditional VHH hearing health market. These gains were partially offset by temporary declines in legacy products.

Net sales to the professional audio device sector increased 43.6% in 2012 compared to the same period in 2011. The significant increase over the prior year was due the fulfillment of a large headset contract with the Singapore government, providing technically advanced headsets to be worn in difficult listening environments.

Gross Profit

Gross profit, both in dollars and as a percent of sales, for 2012 and 2011, were as follows:

	2012		2011		Change
Year Ended December 31	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent

Gross Profit	$15,299	25.5%	$12,650	24.3%	$2,649	20.9%

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

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the years ended December 31, 2012 and 2011 were:

	2012		2011		Change
Year Ended December 31	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent

Sales and Marketing	$3,324	5.5%	$3,185	6.1%	$139	4.4%
General and Administrative	5,426	9.1%	5,038	9.7%	388	7.7%
Research and Development	4,481	7.5%	4,486	8.6%	(5)	-0.1%

Sales and marketing increased over the prior year due to increased sales and related selling commissions and a headcount addition in late 2012. General and administrative expenses increased over the prior year period primarily driven by increased stock based compensation as compared to 2011. Research and development stayed relatively flat year-over-year.

Interest Expense

Interest expense for 2012 was $755, an increase of $146 from $609 in 2011. The increase in interest expense was primarily due to higher average debt balances and higher interest rates as compared to the prior year.

Equity in Income (Loss) of Partnerships

The equity in income (loss) of partnerships for 2012 was $ (116) compared to $174 in 2011.

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

Prior to the sale of the Global Coils joint venture interest in 2012, the Company recorded a $50 and $208 increase in the carrying amount of IntriCon’s investment in this joint venture, reflecting the Company’s portion of the joint venture’s operating results for year ended December 31, 2012 and 2011, respectively.

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

Other Income (Expense), net

In 2012, other income (expense), net was $(96) compared to $52 in 2011, primarily related to the gain (loss) on foreign currency exchange.

Income Tax (Expense) Benefit

Income taxes were as follows:

	2012	2011
Income tax (expense) benefit	$(164)	$160
Percentage of income tax (expense) benefit of income from continuing operations before income taxes and discontinued operations	-8.53%	-36.20%

The (expense) benefit in 2012 and 2011 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position (“NOL”) for US federal and state income tax purposes and, consequently, minimal income tax expense from the current period domestic operations was recognized. Our deferred tax asset related to the NOL carry forwards has been offset by a full valuation allowance.

Loss from Discontinued Operations

Loss from discontinued operations, net of income taxes, for the year ended December 31, 2012 was $1,050 compared to $1,143 for the year ended December 31, 2011. The losses were comparable year-over-year.

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

As of December 31, 2013, we had approximately $217 of cash on hand. Sources and uses of our cash for the year ended December 31, 2013 have been from our operations, as described below.

Consolidated net working capital decreased to $5,978 at December 31, 2013 from $8,893 at December 31, 2012. Our cash flows from operating, investing and financing activities, as reflected in the statement of cash flows for the years ended December 31, are summarized as follows:

	December 31, 2013	December 31, 2012	December 31, 2011
Cash provided by (used in):
Operating activities	$2,674	$2,006	$(3)
Investing activities	(930)	(1,109)	(2,582)
Financing activities	(1,763)	(799)	2,420
Effect of exchange rate changes on cash	11	8	3
Increase (decrease) in cash	$(8)	$106	$(162)

Operating Activities. The most significant items that contributed to the $2,674 of cash provided by continuing operations were increases in accounts payable and decreases in inventory, receivables, and other assets. Days sales in inventory decreased from 78 at December 31, 2012 to 76 at December 31, 2013. Days payables outstanding increased from 39 days at December 31, 2012 to 50 days at December 31, 2013. Day sales outstanding decreased from 38 days at December 31, 2012 to 33 days at December 31, 2013.

Investing Activities. Net cash used by investing activities consisted of purchases of property, plant and equipment of $930 primarily related to the infrastructure investment at our Asian facilities.

Financing Activities. Net cash used by financing activities of $1,763 was comprised primarily of repayments of borrowings under our credit facilities, partially offset by proceeds of new borrowings.

Cash generated from operations may be affected by a number of factors. See “Forward Looking Statements” and “Item 1A Risk Factors” contained in this Form 10-K for a discussion of some of the factors that can negatively impact the amount of cash we generate from our operations.

We had the following bank arrangements at December 31:

	December 31, 2013	December 31, 2012

Total borrowing capacity under existing facilities	$11,051	$13,233

Facility Borrowings:
Domestic revolving credit facility	4,450	4,360
Domestic term loan	2,750	3,750
Foreign overdraft and letter of credit facility	1,281	1,795
Total borrowings and commitments	8,481	9,905

Remaining availability under existing facilities	$2,570	$3,328

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

In February 2014, the Company and its domestic subsidiaries entered into a Sixth Amendment to the Loan and Security Agreement and Waiver with The PrivateBank and Trust Company. The amendment, among other things:

▪	extended the term loan and revolving loan maturity date to February 28, 2018, keeping the existing term loan amortization schedule in place;

▪

increased the eligible accounts receivable borrowing percentage from eighty percent to eight-five percent for all eligible accounts other than two specific customers which will be ninety percent. Under the revolving credit facility as amended, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and inventory, less a reserve;

▪	amended the applicable base rate margin, applicable LIBOR rate margin, applicable LOC fee and applicable non-use fee based on the then applicable leverage ratio;

▪	amended the funded debt to EBITDA and fixed charge coverage covenants;

▪	revised the definition of net income.

▪	approved the application of net proceeds from the IntriCon Tibbetts asset sale against amounts outstanding under the revolving credit facility; and

▪	waived certain financial covenant defaults as of December 31, 2013.

As part of the Sixth Amendment as described above, the term loan and the revolving loan maturity date has been extended to February 28, 2018. As a result, all of the borrowings under this agreement have been characterized as either a current or long-term liability on our balance sheet.

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on the Company’s leverage ratio of funded debt / EBITDA, at the option of the Company, at:

▪	the London InterBank Offered Rate (“LIBOR”) plus 2.75% - 4.00%, or
▪

the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus 0.00% - 1.25%; in each case, depending on the Company’s leverage ratio.

Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans. IntriCon is also required to pay a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

Weighted average interest on our domestic credit facilities was 4.30%, 4.52%, and 3.93% for 2013, 2012, and 2011, respectively.

The outstanding balance of the revolving credit facility was $4,450 and $4,360 at December 31, 2013 and 2012, respectively. The total remaining availability on the revolving credit facility was approximately $1,682 and $2,689 at December 31, 2013 and 2012, respectively.

The outstanding principal balance of the term loan, as amended, continues to be payable in quarterly installments of $250. Any remaining principal and accrued interest is payable on February 28, 2018. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan.

The borrowers are subject to various covenants under the credit facility, including a maximum funded debt to EBITDA, a minimum fixed charge coverage ratio and maximum capital expenditure financial covenants. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things: incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equity holders; purchase or redeem any of its equity interests or any warrants, options or other rights to equity; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; make payment on or changes to any subordinated debt; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. The Company was not in compliance with the fixed charge and leverage covenants under the credit facility as of December 31, 2013 and obtained a waiver from The PrivateBank as part of the Sixth Amendment.

Upon the occurrence and during the continuance of an event of default (as defined in the credit facility), the lender may, among other things: terminate its commitments to the borrowers (including terminating or suspending its obligation to make loans and advances); declare all outstanding loans, interest and fees to be immediately due and payable; take possession of and sell any pledged assets and other collateral; and exercise any and all rights and remedies available to it under the Uniform Commercial Code or other applicable law. In the event of the insolvency or bankruptcy of any borrower, all commitments of the lender will automatically terminate and all outstanding loans, interest and fees will be immediately due and payable. Events of default include, among other things, failure to pay any amounts when due; material misrepresentation; default in the performance of any covenant, condition or agreement to be performed that is not cured within 20 days after notice from the lender; default in the performance of obligations under certain subordinated debt, default in the payment of other indebtedness or other obligation with an outstanding principal balance of more than $50, or of any other term, condition or covenant contained in the agreement under which such obligation is created, the effect of which is to allow the other party to accelerate such payment or to terminate the agreements; a breach by a borrower under certain material agreements, the result of which breach is the suspension of the counterparty’s performance thereunder, delivery of a notice of acceleration or termination of such agreement; the insolvency or bankruptcy of any borrower; the entrance of any judgment against any borrower in excess of $50, which is not fully covered by insurance; any divestiture of assets or stock of a subsidiary constituting a substantial portion of borrowers’ assets; the occurrence of a change in control (as defined in the credit facility); certain collateral impairments; a contribution failure with respect to any employee benefit plan that gives rise to a lien under ERISA; and the occurrence of any event which lender determines could be reasonably expected to have a material adverse effect (as defined in the credit facility).

During 2011, the Company entered into interest rate swaps with The PrivateBank which are accounted for as effective cash flow hedges. The interest rate swaps had a combined initial notional amount of $5,500, with a portion of the swap amortizing on a basis consistent with the $250 quarterly installments required under the term loan. The interest rate swaps fix the Company’s one month LIBOR interest rate on the notional amounts at rates ranging from 4.33% - 4.62%. The interest rate swaps, which are considered derivative instruments, expire on August 13, 2014. Interest rate swaps of $22 and $92 are reported in the consolidated balance sheets at fair value in other current liabilities at December 31, 2013 and 2012.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $2,169 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs with varying due dates from 2013 to 2015. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.95% and 3.89% for the years ended December 31, 2013 and 2012. The outstanding balance was $1,281 and $1,795 at December 31, 2013 and 2012, respectively. The total remaining availability on the international senior secured credit agreement was approximately $888 and $639 at December 31, 2013 and 2012, respectively.

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

Contractual Obligations

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of December 31, 2013.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Domestic credit facility	$4,450	$—	$—	$4,450	$—
Domestic term loan	2,750	1,000	1,750	—	—
Foreign overdraft and letter of credit facilty	1,281	1,210	71	—	—
Pension and other post retirement benefit obligations	932	122	229	209	371
Operating leases	4,098	1,476	2,573	49	—
Total contractual obligations	$13,511	$3,808	$4,623	$4,708	$371

There are certain provisions in the underlying contracts that could accelerate our contractual obligations as noted above.

Foreign Currency Fluctuation

Generally, the effect of changes in foreign currencies on our results of operations is partially or wholly offset by our ability to make corresponding price changes in the local currency. From time to time, the impact of fluctuations in foreign currencies may have a material effect on the financial results of the Company. Foreign currency transaction amounts included in the statements of operation include losses of $42, $177 and $17 in 2013, 2012 and 2011, respectively. See Note 11 to the Company’s consolidated financial statements included herein.

Off-Balance Sheet Obligations

We had no material off-balance sheet obligations as of December 31, 2013 other than the operating leases disclosed above.

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

Goodwill and Intangible Assets

Goodwill is reviewed for impairment annually on November 30th of each year or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. Consistent with prior years, in 2013 the Company utilized the two-step impairment analysis and elected not to use the qualitative assessment or “step zero” approach. In the two-step impairment analysis, in step one, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step two in order to measure the impairment loss. In step two, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss, in the period identified, equal to the difference. Due to the restructuring plan that took effect in June of 2013 (see Note 2), goodwill of $515 was written off due to the impairment of the Maine and Singapore discontinued operations. The Company concluded that no further impairment of goodwill or intangible assets existed as of November 30, 2013.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, the Company’s management believes that, as of December 31, 2013, the Company’s internal control over financial reporting was effective based on those criteria.

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
Arden Hills, Minnesota

We have audited the accompanying consolidated balance sheets of IntriCon Corporation and Subsidiaries (the Company) as of December 31, 2013 and 2012, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years ended December 31, 2013, 2012 and 2011. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IntriCon Corporation and Subsidiaries as of December 31, 2013 and 2012 and the results of their operations and cash flows for the years ended December 31, 2013, 2012 and 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 12, 2014

INTRICON CORPORATION
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

Year Ended December 31	2013	2012	2011

Sales, net	$52,961	$59,955	$52,095
Cost of sales	40,792	44,656	39,445
Gross profit	12,169	15,299	12,650

Operating expenses:
Sales and marketing	3,308	3,324	3,185
General and administrative	5,789	5,426	5,038
Research and development	4,181	4,481	4,486
Restructuring charges (Note 3)	229	—	—
Total operating expenses	13,507	13,231	12,709
Operating income (loss)	(1,338)	2,068	(59)

Interest expense	(600)	(755)	(609)
Equity in income (loss) of partnerships	(262)	(116)	174
Gain on sale of investment in partnership	—	822	—
Other income (expense), net	127	(96)	52
Income (loss) from continuing operations before income taxes and discontinued operations	(2,073)	1,923	(442)

Income tax expense (benefit)	217	164	(160)
Income (loss) before discontinued operations	(2,290)	1,759	(282)

Loss from discontinued operations, net of income taxes (Note 2)	(3,872)	(1,050)	(1,143)

Net income (loss)	$(6,162)	$709	$(1,425)

Basic income (loss) per share:
Continuing operations	$(0.40)	$0.31	$(0.05)
Discontinued operations	(0.68)	(0.19)	(0.20)
Net income (loss) per share:	$(1.08)	$0.13	$(0.25)

Diluted income (loss) per share:
Continuing operations	$(0.40)	$0.30	$(0.05)
Discontinued operations	(0.68)	(0.18)	(0.20)
Net income (loss) per share:	$(1.08)	$0.12	$(0.25)

Average shares outstanding:
Basic	5,699	5,669	5,599
Diluted	5,699	5,888	5,599

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31
	2013	2012	2011
Net income (loss)	$(6,162)	$709	$(1,425)
Change in fair value of interest rate swap	69	1	(93)
Gain (loss) on foreign currency translation adjustment	2	(13)	(60)
Comprehensive income (loss)	$(6,091)	$697	$(1,578)

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	December 31, 2013	December 31, 2012
At December 31,
Current assets:
Cash	$217	$225
Restricted cash	568	563
Accounts receivable, less allowance for doubtful accounts of $124 at December 31, 2013 and $154 at December 31, 2012	5,433	6,877
Inventories	9,400	10,431
Other current assets	1,337	1,424
Current assets of discontinued operations	382	1,040
Total current assets	17,337	20,560

Property, plant, and equipment	33,971	33,577
Less: Accumulated depreciation	29,232	27,578
Net machinery and equipment	4,739	5,999

Goodwill	9,194	9,709
Investment in partnerships	569	773
Other assets, net	749	1,260
Other assets of discontinued operations	132	831
Total assets	$32,720	$39,132

Current liabilities:
Checks written in excess of cash	$279	$637
Current maturities of long-term debt	2,210	2,945
Accounts payable	5,037	4,015
Accrued salaries, wages and commissions	1,676	1,644
Deferred gain	110	110
Other accrued liabilities	1,893	2,143
Liabilities of discontinued operations	154	173
Total current liabilities	11,359	11,667

Long-term debt, less current maturities	6,271	7,222
Other postretirement benefit obligations	531	590
Accrued pension liabilities	839	510
Deferred gain	165	275
Other long-term liabilities	247	146
Total liabilities	19,412	20,410
Commitments and contingencies (Note 14)

Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 5,727 and 5,687 shares issued and outstanding at December 31, 2013 and December 31, 2012, respectively	5,727	5,687
Additional paid-in capital	16,434	15,797
Accumulated deficit	(8,522)	(2,360)
Accumulated other comprehensive loss	(331)	(402)
Total shareholders’ equity	13,308	18,722
Total liabilities and shareholders’ equity	$32,720	$39,132

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)

	2013	2012	2011
Cash flows from operating activities:
Net income (loss)	$(6,162)	$709	$(1,425)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,450	2,150	2,258
Stock-based compensation	532	414	214
Loss on impairment of long-lived assets and goodwill of discontinued operations	1,700	—	—
Loss on disposition of property	4	36	8
Change in deferred gain	(110)	(110)	(110)
Change in allowance for doubtful accounts	(30)	(69)	4
Equity in (income) loss of partnerships	262	116	(174)
Gain on sale of investment in partnership	—	(822)	—
Deferred income taxes	—	(7)	(169)
Changes in operating assets and liabilities:
Accounts receivable	1,327	1,555	(354)
Inventories	1,221	789	(3,391)
Other assets	500	(972)	(303)
Accounts payable	1,066	(2,252)	3,155
Accrued expenses	(26)	240	376
Other liabilities	(60)	229	(92)
Net cash provided by (used in) operating activities	2,674	2,006	(3)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	39	—	—
Proceeds from sale of investment in partnership	—	626	—
Purchases of property, plant and equipment	(969)	(1,735)	(2,582)
Net cash used in investing activities	(930)	(1,109)	(2,582)

Cash flows from financing activities:
Proceeds from long-term borrowings	15,332	17,269	16,685
Repayments of long-term borrowings	(16,863)	(18,211)	(14,145)
Proceeds from employee stock purchases and exercise of stock options	145	159	230
Payments of partnership payable	—	(240)	(260)
Change in restricted cash	(18)	(17)	(77)
Change in checks written in excess of cash	(359)	241	(13)
Net cash (used in) provided by financing activities	(1,763)	(799)	2,420

Effect of exchange rate changes on cash	11	8	3

Net (decrease) increase in cash	(8)	106	(162)
Cash, beginning of period	225	119	281

Cash, end of period	$217	$225	$119

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Statements of Shareholders’ Equity
(In Thousands)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid- in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Treasury Stock	Total Shareholders’ Equity
Balance December 31, 2010	6,073	$6,073	$15,644	$(1,644)	$(237)	$(1,265)	$18,571
Exercise of stock options	69	69	91				160
Shares issued under the ESPP	17	17	53				70
Shares issued in lieu of cash for services	3	3	6				9
Stock option expense			214				214
Retirement of Treasury Shares	(516)	(516)	(749)		—	1,265
Net Income (loss)				(1,425)			(1,425)
Comprehensive income (loss)		—			(153)		(153)
Balance December 31, 2011	5,646	$5,646	$15,259	$(3,069)	$(390)	$—	$17,446
Exercise of stock options	20	20	30				50
Shares issued under the ESPP	20	20	89				109
Shares issued in lieu of cash for services	1	1	5				6
Stock option expense			414				414
Net Income (loss)				709			709
Comprehensive income (loss)					(12)		(12)
Balance December 31, 2012	5,687	$5,687	$15,797	$(2,360)	$(402)	$—	$18,722
Exercise of stock options	14	14	28				42
Shares issued under the ESPP	26	26	77				103
Stock option expense			532				532
Net Income (loss)				(6,162)			(6,162)
Comprehensive income (loss)					71		71
Balance December 31, 2013	5,727	$5,727	$16,434	$(8,522)	$(331)	$—	$13,308

(See accompanying notes to the consolidated financial statements)

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

Basis of Presentation – On June 13, 2013, the Company announced a global restructuring plan to accelerate future growth and reduce costs. As part of the restructuring, the Company is in the process of disposing of the assets relating to its security and certain microphone and receiver operations. For all periods presented, the Company classified these businesses as discontinued operations, and, accordingly, has reclassified historical financial data presented herein. See further information in Notes 2 and 3.

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

Property, Plant and Equipment – Property, plant and equipment are carried at cost. Depreciation is computed on a straight-line basis using estimated useful lives of 5 to 40 years for buildings and improvements and 3 to 12 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Improvements are capitalized and expenditures for maintenance, repairs and minor renewals are charged to expense when incurred. At the time assets are retired or sold, the costs and accumulated depreciation are eliminated and the resulting gain or loss, if any, is reflected in the consolidated statement of operations. Depreciation expense was $2,214, $1,759, and $1,824 for the years ended December 31, 2013, 2012, and 2011, respectively. Refer to Note 2 for loss on impairment of long lived assets during 2013.

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

Goodwill is reviewed for impairment annually on November 30th of each year or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. Consistent with prior years, in 2013 the Company utilized the two-step impairment analysis and elected not to use the qualitative assessment or “step zero” approach. In the two-step impairment analysis, in step one, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying value, no further work is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step two in order to measure the impairment loss. In step two, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss, in the period identified, equal to the difference. As part of the global restructuring plan that commenced in June of 2013 (see Note 2), goodwill of $515 was determined to be impaired as of June 30, 2013 and is included in the loss from discontinued operations in the consolidated statement of operations. The Company has concluded that no additional impairment of goodwill or intangible assets existed as of November 30, 2013.

Other assets, net – The principal amounts included in other assets, net are a prepaid technology fee, debt issuance costs, and a technology fee. The debt issuance costs are being amortized over the related term utilizing the interest method and are included in interest expense, and the other assets are being amortized over their estimated useful life on a straight-line basis. Debt issuance cost included in interest expense was $35, $136, and $142 for the years ended December 31, 2013, 2012, and 2011, respectively. Amortization expense was $204, $229, and $264 for the years ended December 31, 2013, 2012, and 2011, respectively.

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

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to the extent the future benefit from the deferred tax assets realization is more likely than not unable to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2013, the Company had no accrual for the payment of tax related interest and there was no tax interest or penalties recognized in the consolidated statements of operations. The Company’s federal tax returns are potentially open to examinations for fiscal years 2009-2013 and state tax returns are potentially open to examination for the fiscal years 2008-2013.

Employee Benefit Obligations – The Company provides pension and health care insurance for certain domestic retirees and employees of its operations discontinued in 2005. These obligations have been included in continuing operations as the Company retained these obligations. The Company also provides retirement related benefits for certain foreign employees. The Company measures the costs of its obligation based on actuarial determinations. The net periodic costs are recognized as employees render the services necessary to earn the post-retirement benefit and the obligation is recorded on the consolidated balance sheet as accrued pension liabilities.

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

Stock Option and Equity Plans – Under the various Company stock-based compensation plans, executives, employees and outside directors receive awards of options to purchase common stock. Under all awards, the terms are fixed at the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest from one to three years, and have a maximum term of 10 years. Options issued to directors vest from one to three years. One of the plans also permits the granting of stock awards, stock appreciation rights, restricted stock units and other equity based awards. The Company expenses grant-date fair values of stock options and awards ratably over the vesting period of the related share-based award. See Note 12 for additional information.

Product Warranty – The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability for the years ended December 31, 2013, 2012 and 2011.

	2013	2012	2011
Beginning balance	$73	$82	$105

Warranty expense	123	42	27
Closed warranty claims	(124)	(51)	(50)
Ending balance	$72	$73	$82

Patent Costs – Costs associated with the submission of a patent application are expensed as incurred given the uncertainty of the patents providing future economic benefit to the Company.

Advertising Costs – Advertising costs are charged to expense as incurred.

Research and Development Costs – Research and development costs, net of customer funding, amounted to $4,181, $4,481, and $4,486 in 2013, 2012 and 2011, respectively, and are charged to expense when incurred, net of customer funding. The Company accrues proceeds received under governmental grants when earned and estimable as a reduction to research and development expense. During the year ended December 31, 2013, the Company accrued $567 in research and development tax credit refunds filed with the state of Minnesota as a reduction to research and development expense.

Customer Funded Tooling Costs – The Company designs and develops molds and tools for reimbursement on behalf of several customers. Costs associated with the design and development of the molds and tools are charged to expense, net of the customer reimbursement amount. Net customer funded tooling resulted in income of $352, $336 and $266 for the years ended December 31, 2013, 2012 and 2011, respectively, and is included in cost of goods sold in the consolidated statements of operations.

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

New Accounting Pronouncements

In February 2013, the FASB expanded the disclosure requirements with respect to changes in accumulated other comprehensive income (AOCI). Under this new guidance, companies will be required to disclose the amount of income (or loss) reclassified out of AOCI to each respective line item on the statements of earnings where net income is presented. The guidance allows companies to elect whether to disclose the reclassification either in the notes to the financial statements or parenthetically on the face of the financial statements.. Since the accounting guidance only impacts disclosure requirements, its adoption did not have a material impact on the Company’s consolidated financial statements.

In March 2013, the FASB issued updated guidance to resolve diversity in practice concerning the release of the cumulative foreign currency translation adjustment into net income when a parent sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets within a foreign entity. When a company ceases to have a controlling financial interest in a subsidiary within a foreign entity, the company should recognize any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary had resided. Upon the partial sale of an equity method investment that is a foreign entity, the company should release into earnings a pro rata portion of the cumulative translation adjustment. Upon the partial sale of an equity method investment that is not a foreign entity, the company should release into earnings the cumulative translation adjustment if the partial sale represents a complete or substantially complete liquidation of the foreign entity that holds the equity method investment. The updated guidance is effective for the quarter ending March 31, 2014. The adoption of this guidance is not expected to have a material effect on the Company's results of operations, financial position or liquidity.

2. DISCONTINUED OPERATIONS

On June 13, 2013, the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth and reduce costs. See Note 3 for additional information. As part of the global strategic restructuring plan, the Company decided to exit the security and certain microphone and receiver businesses and subsequent to year-end, on January 27, 2014, the Company completed the sale of these assets to Sierra Peaks Corporation, pursuant to an Asset Purchase Agreement. Therefore, the Company has classified its security, certain microphone and receiver businesses as discontinued operations for financial reporting purposes in all periods presented.

Management considered the global strategic restructuring plan a triggering event and therefore, in June 2013, the Company evaluated the related assets for impairment and recorded non-cash impairment charges of $983 to the Company’s results from discontinued operations. Throughout the remainder of 2013, the Company continued to evaluate the remaining assets for further impairment indicators and, with the continued decline in U.S. Government revenues due to the government sequestration and government shut-down, the Company concluded that an additional non-cash impairment charge of $717 was required for accounts receivable, inventory, fixed assets, and other assets. These charges were recorded in the Company’s results from discontinued operations for the year ended December 31, 2013. See further information below.

The following table shows the assets and liabilities of the Company’s discontinued operations at December 31, 2013 and December 31, 2012.

	December 31, 2013	December 31, 2012
Cash	$4	$1
Accounts receivable, net	350	294
Inventory, net	26	686
Other current assets	2	59
Current assets of discontinued operations	$382	$1,040

Property and equipment, net	131	785
Other assets	1	46
Other assets of discontinued operations	$132	$831

Accounts payable	70	31
Accrued compensation and other liabilities	84	142
Current liabilities of discontinued operations	$154	$173

The following table shows the results of operations of the Company’s discontinued operations:

	Year Ended
	December 31, 2013	December 31, 2012	December 31, 2011

Sales, net	$2,480	$4,242	$3,964
Operating costs and expenses	(4,693)	(5,310)	(5,097)
Loss on impairment	(1,700)	—	0
Operating loss	(3,913)	(1,068)	(1,133)
Other income (expenses), net	41	18	(10)
Net loss from discontinued operations	$(3,872)	$(1,050)	$(1,143)

In determining the nonrecurring fair value measurements of impairment of goodwill and other short and long-term assets, the Company utilized the market value approach, considering the fair value of security, microphone and receiver net assets held for sale or disposition. Based on the market value assessment, the Company determined fair values for the identified assets and incurred impairment charges for the remaining book value of the assets during the 12 months ended December 31, 2013 as set forth in the table below. These charges were reflected in the Company’s discontinued operations.

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment Charge
Long-lived assets of discontinued operations	$131	$—	$—	$131	$604
Goodwill of discontinued operations	—	—	—	—	515
Accounts Receivable	350	—	—	350	73
Inventory	26	—	—	26	468
Other Assets	3	—	—	3	40

3. RESTRUCTURING CHARGES

On June 13, 2013 the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs. The plan was approved by the Company’s Board of Directors on June 12, 2013. As part of this plan, the Company: reduced investment in certain non-core professional audio communications product lines; transferred specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reduced global administrative and support workforce; transferred the medical coil operations from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity; sold its remaining security, microphone and receiver operations; added experienced professionals in value hearing health; and focused more resources in medical biotelemetry. During 2013, the Company incurred charges of $229, primarily related to employee termination benefits, from the restructuring of its continuing operations. In the future, the Company expects to incur approximately $50 to $100 in additional cash charges related to employee termination and moving costs.

4. GEOGRAPHIC INFORMATION

The geographical distribution of long-lived assets and net sales to geographical areas as of and for the years ended December 31 is set forth below:

Long-lived Assets

	December 31, 2013	December 31, 2012
United States	$3,402	$4,496
Other – primarily Singapore and Indonesia	1,337	1,503
Consolidated	$4,739	$5,999

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

Net Sales to Geographical Areas

	Year Ended December 31
Net Sales to Geographical Areas	2013	2012	2011

United States	$36,902	$41,038	$36,216
Germany	1,234	1,986	1,979
China	3,268	2,790	1,745
Switzerland	1,259	1,127	1,118
Singapore	406	3,326	715
France	1,734	1,480	1,424
Japan	1,442	1,190	1,457
United Kingdom	1,487	2,203	1,478
Turkey	322	692	766
Hong Kong	682	510	915
Vietnam	1,325	1,219	1,110
All other countries	2,900	2,394	3,172
Consolidated	$52,961	$59,955	$52,095

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

One customer accounted for 30 percent, 21 percent and 22 percent of the Company’s consolidated net sales in 2013, 2012 and 2011, respectively. During 2013, 2012 and 2011, the top five customers accounted for approximately $28,000, $29,000 and $25,000 or 53 percent, 46 percent and 44 percent of the Company’s consolidated net sales, respectively.

At December 31, 2013, two customers accounted for accounted for a combined 34 percent of the Company’s consolidated accounts receivable. Two customers accounted for 27 percent of the Company’s consolidated accounts receivable at December 31, 2012.

5. GOODWILL

The Company performed its annual goodwill impairment test as of November 30th for each of the years ended December 31, 2013, 2012 and 2011. The Company completed or obtained an analysis to assess the fair value of its reporting units to determine whether goodwill was impaired and the extent of such impairment, if any for the years ended December 31, 2013, 2012 and 2011. Based upon this analysis, the Company has concluded that no impairment of goodwill or intangible assets existed as of November 30, 2013. However, due to the restructuring plan that took effect in June of 2013, goodwill of $515 was written off as of June 30, 2013 and is included in the loss from discontinued operations in the consolidated statement of operations.

The changes in the carrying amount of goodwill for the years presented are as follows:

Carrying amount at December 31, 2010	$9,709
Changes to the carrying amount	—
Carrying amount at December 31, 2011 and 2012	9,709
Impairment of goodwill of discontinued operations	(515)
Carrying amount at December 31, 2013	$9,194

6. INVENTORIES

Inventories consisted of the following:

	Raw materials	Work-in process	Finished products and components	Total

December 31, 2013
Domestic	$3,548	$1,173	$1,604	$6,325
Foreign	2,114	842	119	3,075
Total	$5,662	$2,015	$1,723	$9,400

December 31, 2012
Domestic	$3,698	$1,379	$2,376	$7,453
Foreign	2,504	244	230	2,978
Total	$6,202	$1,623	$2,606	$10,431

7. SHORT AND LONG-TERM DEBT

Short and long-term debt at December 31 were as follows:

	2013	2012
Domestic Asset-Based Revolving Credit Facility	$4,450	$4,360
Foreign Overdraft and Letter of Credit Facility	1,281	1,795
Domestic Term-Loan	2,750	3,750
Note Payable Datrix Purchase	—	262
Total Debt	8,481	10,167
Less: Current maturities	(2,210)	(2,945)
Total Long-Term Debt	$6,271	$7,222

	Payments Due by Period
	2014	2015	2016	2017	2018	Thereafter	Total
Domestic credit facility	$—	$—	$—	$—	$4,450	$—	$4,450
Domestic term loan	1,000	1,000	750	—	—	—	2,750
Foreign overdraft and letter of credit facility	1,210	48	23	—	—	—	1,281
Total Debt	$2,210	$1,048	$773	$—	$4,450	$—	$8,481

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

In February 2014, the Company and its domestic subsidiaries entered into a Sixth Amendment to the Loan and Security Agreement and Waiver with The PrivateBank and Trust Company. The amendment, among other things:

▪	extended the term loan and revolving loan maturity date to February 28, 2018, keeping the existing term loan amortization schedule in place;

▪

increased the eligible accounts receivable borrowing percentage from eighty percent to eight-five percent for all eligible accounts other than two specific customers which will be ninety percent. Under the revolving credit facility as amended, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and inventory, less a reserve;

▪	amended the applicable base rate margin, applicable LIBOR rate margin, applicable LOC fee and applicable non-use fee based on the then applicable leverage ratio;

▪	amended the funded debt to EBITDA and fixed charge coverage covenants;

▪	revised the definition of net income.

▪	approved the application of net proceeds from the IntriCon Tibbetts asset sale against amounts outstanding under the revolving credit facility; and

▪	waived certain financial covenant defaults as of December 31, 2013.

Due to the Sixth Amendment as described above, the term loan and the revolving loan maturity date has been extended to February 28, 2018. As a result, all of the borrowings under this agreement have been characterized as either a current or long-term liability on our balance sheet.

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on the Company’s leverage ratio of funded debt / EBITDA, at the option of the Company, at:

▪	the London InterBank Offered Rate (“LIBOR”) plus 2.75% - 4.00%, or

▪

the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus 0.00% - 1.25% ; in each case, depending on the Company’s leverage ratio.

Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans. IntriCon is also required to pay a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

Weighted average interest on our domestic credit facilities was 4.30%, 4.52%, and 3.93% for 2013, 2012, and 2011, respectively.

The outstanding balance of the revolving credit facility was $4,450 and $4,360 at December 31, 2013 and 2012, respectively. The total remaining availability on the revolving credit facility was approximately $1,682 and $2,689 at December 31, 2013 and 2012, respectively.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250 commencing in March 2014. Any remaining principal and accrued interest is payable on February 28, 2018. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan.

The borrowers are subject to various covenants under the credit facility, including a maximum funded debt to EBITDA, a minimum fixed charge coverage ratio and maximum capital expenditure financial covenants. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things: incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equity holders; purchase or redeem any of its equity interests or any warrants, options or other rights to equity; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; make payment on or changes to any subordinated debt; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. The Company was not in compliance with the fixed charge and leverage covenants under the credit facility as of December 31, 2013 and obtained a covenant waiver from The PrivateBank as part of the Sixth Amendment.

Upon the occurrence and during the continuance of an event of default (as defined in the credit facility), the lender may, among other things: terminate its commitments to the borrowers (including terminating or suspending its obligation to make loans and advances); declare all outstanding loans, interest and fees to be immediately due and payable; take possession of and sell any pledged assets and other collateral; and exercise any and all rights and remedies available to it under the Uniform Commercial Code or other applicable law. In the event of the insolvency or bankruptcy of any borrower, all commitments of the lender will automatically terminate and all outstanding loans, interest and fees will be immediately due and payable. Events of default include, among other things, failure to pay any amounts when due; material misrepresentation; default in the performance of any covenant, condition or agreement to be performed that is not cured within 20 days after notice from the lender; default in the performance of obligations under certain subordinated debt, default in the payment of other indebtedness or other obligation with an outstanding principal balance of more than $50, or of any other term, condition or covenant contained in the agreement under which such obligation is created, the effect of which is to allow the other party to accelerate such payment or to terminate the agreements; a breach by a borrower under certain material agreements, the result of which breach is the suspension of the counterparty’s performance thereunder, delivery of a notice of acceleration or termination of such agreement; the insolvency or bankruptcy of any borrower; the entrance of any judgment against any borrower in excess of $50, which is not fully covered by insurance; any divestiture of assets or stock of a subsidiary constituting a substantial portion of borrowers’ assets; the occurrence of a change in control (as defined in the credit facility); certain collateral impairments; a contribution failure with respect to any employee benefit plan that gives rise to a lien under ERISA; and the occurrence of any event which lender determines could be reasonably expected to have a material adverse effect (as defined in the credit facility).

During 2011, the Company entered into interest rate swaps with The PrivateBank which are accounted for as effective cash flow hedges. The interest rate swaps had a combined initial notional amount of $5,500, with a portion of the swap amortizing on a basis consistent with the $250 quarterly installments required under the term loan. The interest rate swaps fix the Company’s one month LIBOR interest rate on the notional amounts at rates ranging from 4.33% - 4.62%. The interest rate swaps expire on August 13, 2014. Interest rate swaps, which are considered derivative instruments, of $22 and $92 are reported in the consolidated balance sheets at fair value in other current liabilities at December 31, 2013 and 2012.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $2,169 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs with varying due dates from 2013 to 2015. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.95% and 3.89% for the years ended December 31, 2013 and 2012. The outstanding balance was $1,281 and $1,795 at December 31, 2013 and 2012, respectively. The total remaining availability on the international senior secured credit agreement was approximately $888 and $639 at December 31, 2013 and 2012, respectively.

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31:

	2013	2012

Taxes, including payroll withholdings and excluding income taxes	$8	$12
Accrued professional fees	211	254
Pension	93	36
Postretirement benefit obligations	103	112
Other	1,478	1,729
	$1,893	$2,143

9. DOMESTIC AND FOREIGN INCOME TAXES

Domestic and foreign income taxes (benefits) were comprised as follows:

	Year Ended December 31
	2013	2012	2011
Current
Federal	$—	$—	$—
State	28	9	(33)
Foreign	189	162	42
	$217	$171	$9
Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	(7)	(169)
Income Tax Expense (benefit)	$217	$164	$(160)

Income (loss) from continuing operations before income taxes and discontinued operations
Foreign	(139)	1,023	(636)
Domestic	(1,934)	900	194
	$(2,073)	$1,923	$(442)

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate based on income (loss) from continuing operations:

	Year Ended December 31
	2013	2012	2011
Tax provision at statutory rate	(34.00)%	34.00%	(34.00)%
Change in valuation allowance	(5.12)	(34.20)	49.67
Impact of permanent items, including stock based compensation expense	24.15	6.08	22.66
Effect of foreign tax rates	6.35	(6.35)	18.68
State taxes net of federal benefit	(1.43)	0.78	(2.12)
Effect of dividend of foreign subsidiary in prior year	17.16	—	—
Prior year provision to return true-up	(5.10)	9.59	(82.91)
Other	8.45	(1.37)	(8.16)
Domestic and foreign income tax rate	10.46%	8.53%	(36.18)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2013, and 2012 are presented below:

	Year Ended December 31
	2013	2012
Deferred tax assets:
Net operating loss carry forwards and credits - United States	$8,053	$7,135
Depreciation and amortization	114	—
Inventory related timing differences	552	426
Compensation accruals	1,148	972
Accruals and reserves	120	126
Credits	225	$—
Other	186	94
Total Deferred tax assets	10,398	8,753
Less: valuation allowance	(10,046)	(8,746)
Deferred tax assets net of valuation allowance	$352	$7

Deferred tax liabilities
Undistributed Earnings of Foreign Subsidiary	$(352)	$—
Total deferred tax liabilities	(352)	—
Net deferred tax	$—	$7

The valuation allowance is maintained against deferred tax assets which the Company has determined are more likely than not unable to be realized. The change in valuation allowance was $(637), $(264) and $649 for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, the Company has net operating loss carryforwards for Federal tax purposes of approximately $22,997. Subsequently recognized tax benefits, if any, related to the valuation allowance for deferred tax assets or realization of net operating loss carryforwards will be reported in the consolidated statements of operations. If substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that are available to be utilized.

Excluded from the Company’s net operating loss carryforwards is $93 in tax deductions resulting from the exercise of non-qualified stock options. Because the Company is currently in an NOL position, the $93 windfall is not recorded through additional paid-in capital until the tax benefit is recognized through a reduction in actual tax payments. For tax reporting purposes, the Company has actual federal and state net operating loss carryforwards of $22,997 and $6,978, respectively, as of December 31, 2013. These net operating loss carryforwards begin to expire in 2022 for federal tax purposes and 2017 for state tax purposes.

During 2013, the Company changed its indefinite reinvestment assertion and recognized a deferred tax liability relating to cumulative undistributed earnings of its controlled foreign subsidiary in Germany. The Company has not recognized a deferred tax liability relating to cumulative undistributed earnings of controlled foreign subsidiaries in Singapore and Indonesia that are essentially permanent in duration. If some or all of the undistributed earnings of the controlled foreign subsidiaries are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be provided at that time. Determination of the amount of unrecognized tax liability related to undistributed earnings in foreign subsidiaries is not currently practical.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company had analyzed all tax positions for which the statute of limitations remains open. As a result of the assessment, the Company has not recorded any liabilities for unrecognized income tax benefits or retained earnings. The Company does not have any unrecognized tax benefits as of December 31, 2013, 2012 and 2011.

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

The Company recognizes penalties and interest accrued related to liabilities for uncertain tax positions in income tax expense for all periods presented. During the tax years December 31, 2013, 2012 and 2011 the Company has no amounts accrued for the payment of interest penalties.

10. EMPLOYEE BENEFIT PLANS

The Company has defined contribution plans for most of its domestic employees. Under these plans, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plans. In the second quarter of 2009, the Company elected to suspend employer contributions into the defined contribution plans. The Company has restored employer matching contributions to the defined contribution plans effective as of January 1, 2013. The Company contribution to these plans was $152 for 2013 and $0 for 2012 and 2011, respectively.

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

The following table presents the amounts recognized in the Company’s consolidated balance sheets at December 31, 2013 and 2012 for post-retirement medical benefits:

	2013	2012
Change in Projected Benefit Obligation Projected benefit obligation at January 1	$702	$850
Interest cost	29	43
Actuarial loss	25	(47)
Participant contributions	32	60
Benefits paid	(155)	(204)

Projected benefit obligation at December 31	633	702

Change in fair value of plan assets
Employer contributions	114	144
Participant contributions	32	60
Benefits paid	(146)	(204)

Funded status	(633)	(702)

Current liabilities	102	112
Noncurrent liabilities	531	590
Net amount recognized	$633	$702

Amount recognized in other comprehensive income	—	—
Unrecognized net actuarial gain	—	—
Total	$—	$—

Accrued post-retirement medical benefit costs are classified as other post-retirement benefit obligations as of December 31, 2013 and 2012.

Net periodic post-retirement medical benefit costs for 2013, 2012, and 2011 included the following components:

	2013	2012	2011
Service cost	$—	$—	$—
Interest cost	29	43	47

Net periodic post-retirement medical benefit cost	$29	$43	$47

For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2014; the rate was assumed to decrease gradually to 3.5% by the year 2018 and remain at that level thereafter. The difference in the health care cost trend rate assumption may have a significant effect on the amounts reported. Employer contributions for 2014 are expected to be approximately $103.

The assumptions used for the years ended December 31 were as follows:

	2013	2012	2011
Annual increase in cost of benefits	7.0%	8.0%	8.0%

Discount rate used to determine year-end obligations	4.0%	4.5%	5.5%

Discount rate used to determine year-end expense	4.5%	5.5%	6.0%

The following employer benefit payments (medical and pension), which reflect expected future service, are expected to be paid:

2014	$229
2015	218
2016	209
2017	201
2018	190
Years 2019-2023	715

In addition to the post-retirement medical benefits the Company provides retirement related benefits to former executive employees and to certain employees of foreign subsidiaries. The liabilities established for these benefits at December 31, 2013 and 2012 are illustrated below.

	2013	2012

Current portion	$129	$36
Long-term portion	803	510

Total liability at December 31	$932	$546

The Company calculated the fair values of the pension plans above utilizing a discounted cash flow, using standard life expectancy tables, annual pension payments, and a discount rate of 4.5%.

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

Foreign currency transaction amounts included in the consolidated statements of operations include a loss of $42, $177, and $17 in 2013, 2012 and 2011.

12. COMMON STOCK AND STOCK OPTIONS

The Company has a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 Equity Incentive Plan. New grants may not be made under the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of December 31, 2013. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 699 shares. The Plan was amended in 2010 and 2012 to authorize an additional 250 and 300 shares, respectively, for issuance under the Plan. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 equity incentive plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of December 31, 2013. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 equity incentive plan. The director program gives each non-employee director the right under the 2006 Equity Incentive Plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There were 0, 1 and 3 shares issued in lieu of cash for director fees under the director program for each of the years ended December 31, 2013, 2012 and 2011, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the years ended December 31, 2013, 2012 and 2011, respectively.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2010	1,072	$5.60

Options forfeited or cancelled	(95)	3.07
Options granted	177	4.43
Options exercised	(69)	2.30
Outstanding at December 31, 2011	1,085	5.84

Options forfeited or cancelled	(3)	6.76
Options granted	182	6.42
Options exercised	(20)	2.54
Outstanding at December 31, 2012	1,244	5.97

Options forfeited or cancelled	(15)	5.21
Options granted	192	4.06
Options exercised	(14)	2.86

Outstanding at December 31, 2013	1,407	$5.75	$348

Exercisable at December 31, 2012	925	$6.13	$425

Exercisable at December 31, 2013	1,043	$6.05	$348

Available for future grant at December 31, 2013	182

The number of shares available for future grant at December 31, 2013, does not include a total of up to 160 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of said options.

The weighted-average remaining contractual term of options exercisable and outstanding at December 31, 2013, were 4.02 and 5.17 years, respectively. The total intrinsic value of options exercised during fiscal 2013, 2012, and 2011, was $12, $84, and $163, respectively.

The weighted-average per share fair value of options granted was $4.06, $3.84, and $2.57, in 2013, 2012, and 2011, respectively, using the Black-Scholes option-pricing model.

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2013	2012	2011
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	70.84 - 72.19%	68.94 - 72.71%	68.68 - 69.22%
Risk-free interest rate	.91-1.07%	.83 - 1.10%	2.06 - 2.22%
Expected life (years)	6.0	5.0 - 6.0	5.00

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

The Company recorded $532, $414, and $214 of non-cash stock option expense for the years ended December 31, 2013, 2012 and 2011, respectively. As of December 31, 2013, there was $619 of total unrecognized compensation costs related to non-vested awards that is expected to be recognized over a weighted-average period of 1.47 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan initially provided that a maximum of 100 shares may be sold under the Purchase Plan as of the date of adoption. On April 27, 2011, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares which may be purchased under the plan by an additional 100 shares. There were 26, 20, and 17 shares purchased under the plan for the years ended December 31, 2013, 2012 and 2011, respectively.

13. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year Ended December 31
	2013	2012	2011
Numerator:
Income (loss) before discontinued operations	$(2,290)	$1,759	$(282)
Loss from discontinued operations, net of income taxes	(3,872)	(1,050)	(1,143)
Net income (loss)	$(6,162)	$709	$(1,425)

Denominator:
Basic – weighted shares outstanding	5,699	5,669	5,599
Weighted shares assumed upon exercise of stock options	—	219	—
Diluted – weighted shares outstanding	5,699	5,888	5,599

Basic income (loss) per share:
Continuing operations	$(0.40)	$0.31	$(0.05)
Discontinued operations	(0.68)	(0.19)	(0.20)
Net income (loss) per share:	$(1.08)	$0.13	$(0.25)

Diluted income (loss) per share:
Continuing operations	$(0.40)	$0.30	$(0.05)
Discontinued operations	(0.68)	(0.18)	(0.20)
Net income (loss) per share:	$(1.08)	$0.12	$(0.25)

The Company excluded stock options of 1,407, 411, and 1,085, in 2013, 2012, and 2011, respectively, from the computation of the diluted income per share as their effect would be anti-dilutive. For additional disclosures regarding the stock options, see Note 12.

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

Total expense for 2013, 2012, and 2011 under leases pertaining primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more, aggregated $1,480, $1,531, and $1,497, respectively. Remaining payments under such leases are as follows: 2014- $1,284; 2015- $1,296; 2016- $984; and 2017- $17, which includes two leased facilities in Minnesota that expire in 2016, one leased facility in Maine that expires in 2014, one leased facility in California that expires in 2016, one leased facility in Singapore that expires in 2015, one leased facility in Indonesia that expires in 2016 and one leased facility in Germany that expires in 2017. Certain leases contain renewal options as defined in the lease agreements.

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

On July 20, 2008, the Company entered into a strategic alliance agreement with Dynamic Hearing Pty Ltd (“Dynamic Hearing”). Effective October 1, 2008, Dynamic Hearing granted a license to the Company to use certain of Dynamic Hearing’s technology. The initial term of the agreement was five years from the date of execution with an extension available upon agreement of the parties within two months of the expiration of the initial term; however, either party had ability to terminate the agreement after the second year of the term upon three months notice. The Company agreed to pay Dynamic Hearing: (i) an annual fee for access to the technology licensed pursuant to the agreement and (ii) an additional “second component” fee to maintain exclusive rights granted to the Company with respect to hearing health products. Additionally, IntriCon agreed to make royalty payments on products that incorporate Dynamic Hearing’s technology, and Dynamic Hearing has also agreed to provide the Company with engineering and other services in connection with the licensed technology. Minimal royalty payments were made for the years ended December 31, 2013 2012, and 2011. The Company recorded $1,000 payable to Dynamic Hearing for the first two years of exclusive license fees described above which was paid during 2010. In January of 2011, the strategic alliance agreement was amended to, among other things, remove the “second component” fee for the remainder of the term and extend the date after which either party can terminate the agreement through December 2012. Exclusive rights and engineering and other services were amortized through September 2010. The technology access fee will be amortized through September 2017, the estimated useful life and is included in other assets, net on the balance sheet. The technology access fee asset was $232 and $380 as of December 31, 2013 and 2012, respectively.

15. RELATED-PARTY TRANSACTIONS

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $486, $490 and $486 for each of the years ended 2013, 2012 and 2011.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of our Board of Directors. The Company paid approximately $228, $174, and $217 to Blank Rome LLP for legal services and costs in 2013, 2012 and 2011, respectively. The Chairman of our Board of Directors is considered independent under applicable NASDAQ and SEC rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the NASDAQ standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

16. STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:

	Year Ended December 31
	2013	2012	2011
Interest received	$1	$1	$1
Interest paid	512	594	461
Income taxes paid	27	5	4
Shares issued for director services in lieu of fees	—	1	3
Retirement of treasury shares	—	—	1,265

17. INVESTMENT IN PARTNERSHIPS

In December 2006, the Company joined the Hearing Instrument Manufacturers Patent Partnership (K/S HIMPP). Members of the partnership include the largest six hearing aid manufacturers as well as several other smaller manufacturers. The purchase price of $1,800 included a 9% equity interest in K/S HIMPP as well as a license agreement that grants the Company access to over 45 US registered patents. The Company accounted for the K/S HIMPP investment using the equity method of accounting for common stock, as the equity interest is deemed to be “more than minor”. The company paid the final principal installment under the purchase agreement of $240 in 2012. The investment in the partnership exceeded underlying net assets by approximately $1,475 at the time of the agreement. Based on the final assessment of the partnership, the Company determined that approximately $345 of the excess of the investment over the underlying partnership net assets relates to underlying patents (amortized on a straight-line basis over ten years). The remaining $1,130 of the excess of the investment over the underlying partnership net assets was assigned to the non-exclusive patent license agreement (amortized on a straight-line basis over ten years). The Company recorded a $204, $166 and $34 decrease in the carrying amount of the investment, reflecting amortization of the patents, patent license agreement and the Company’s portion of the partnership’s operating results for the years ended December 31, 2013, 2012 and 2011, respectively. Also, the Company recorded operating expenses directly related to HIMPP of $58, $50, and $0 during 2013, 2012, and 2011.The carrying amount of the K/S HIMPP partnership is $569 and $773 at December 31, 2013 and 2012, respectively. As of December 31, 2013, amortization remaining for each of the years ending December 31, 2014 through 2016 is $195.

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

Prior to the sale of the Company’s Global Coils joint venture, the Company recorded a $50 increase in the carrying amount of the investment, reflecting the Company’s portion of the joint venture’s operating results for the year ended December 31, 2012. The Company recorded an increase of approximately $208 in the carrying amount of the investment for the year ended December 31, 2011. The carrying amount of the investment was $0 and $380 at December 31, 2012 and 2011, respectively. The Company had a receivable of approximately $376 related to management fees as of December 31, 2011.

18. REVENUE BY MARKET

The following table set forth, for the periods indicated, net revenue by market:

	Year Ended December 31
	2013	2012	2011
Medical	$25,978	$24,463	$22,923
Hearing Health	19,739	23,806	21,032
Professional Audio Communications	7,244	11,686	8,140

Total Net Sales	$52,961	$59,955	$52,095

19. SUBSEQUENT EVENTS

On January 27, 2014, IntriCon Corporation completed the sale of the security business and certain microphone and receiver businesses of IntriCon Tibbetts Corporation, IntriCon’s wholly owned subsidiary based in Camden, Maine, to Sierra Peaks Corporation, pursuant to an Asset Purchase Agreement entered into on January 27, 2014 between Sierra Peaks Corporation, as the buyer, and IntriCon Tibbetts Corporation as the seller. Sierra Peaks Corporation paid $500 cash at closing for the assets and assumed certain operating liabilities of the businesses.

On February 14, 2014, the Company and its domestic subsidiaries entered into a Sixth Amendment to the Loan and Security Agreement and Waiver with The PrivateBank and Trust Company (refer to Note 7).

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

As previously reported, on February 5, 2014, the Board of Directors of the Company approved an Amendment to Equity Plans which amended each of the following equity plans of the Company to permit the cashless exercise of stock options granted under such plans: (i) the Amended and Restated Non-Employee Directors Stock Option Plan, (ii) the 2001 Stock Option Plan, as amended and (iii) the 2006 Equity Incentive Plan, as amended. Under the Amendment, the cashless exercise payment method will be available for all stock options issued under the plans, regardless of whether the form of option agreement or award contains such a provision.

On March 11, 2014, the Board approved an Amended and Restated Amendment to Equity Plans, the purpose of which was to further provide that if the use of the cashless exercise payment method resulted in a fractional share, such fractional share would be cancelled without consideration.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.24 hereto and is incorporated herein by reference.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement relating to its 2014 annual meeting of shareholders, including but not necessarily limited to the sections of the 2014 proxy statement entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement relating to its 2014 annual meeting of shareholders, including but not necessarily limited to the sections of the 2014 proxy statement entitled “Director Compensation for 2013,” and “Executive Compensation”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement relating to its 2014 annual meeting of shareholders, including but not necessarily limited to the section of the 2014 proxy statement entitled “Share Ownership of Certain Beneficial Owners, Directors and Certain Officers.”

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2013:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,314	$6.16	144
Equity compensation plans not approved by security holders(2)	93	$3.78	—
Total	1,407	$5.75	144

(1) The amount shown in column (c) includes 87 shares issuable under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”) and 57 shares available for purchase under the Company’s Employee Stock Purchase Plan. Under the terms of the 2006 Plan, as outstanding options under the Company’s 2001 Stock Option Plan and Non-Employee Directors’ Stock Option Plan expire, the shares of common stock subject to the expired options will become available for issuance under the 2006 Plan. As of December 31, 2013, 160 shares of common stock were subject to outstanding options under the 2001 Stock Option Plan and Non-Employee Directors’ Stock Option Plan. Accordingly, if any of these options expire, the shares of common stock subject to expired options also will be available for issuance under the 2006 Plan.

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

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement relating to its 2014 annual meeting of shareholders, including but not necessarily limited to the sections of the 2014 proxy statement entitled “Certain Relationships and Related Party Transactions” and “Independence of the Board of Directors.”

ITEM 14.	Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement relating to its 2014 annual meeting of shareholders, including but not necessarily limited to the sections of the 2014 proxy statement entitled “Independent Registered Public Accounting Fee Information.”

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1)	Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.

Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011.

Consolidated Balance Sheets at December 31, 2013 and 2012.

Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011.

Notes to Consolidated Financial Statements.

2)	Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON
SUPPLEMENTARY INFORMATION

To the Shareholders, Audit Committee and Board of Directors
IntriCon Corporation and Subsidiaries
Arden Hills, Minnesota

Our audits were made for the purpose of forming an opinion on the basic 2013, 2012 and 2011 consolidated financial statements of IntriCon Corporation and Subsidiaries taken as a whole. The consolidated supplemental schedule II is presented for purposes of complying with the Securities Exchange Commission’s rules and is not a part of the basic consolidated financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the 2013, 2012 and 2011 basic consolidated financial statements and, in our opinion, is fairly stated in all materials respects in relation to the basic consolidated financial statements taken as a whole.

/s/ BAKER TILLY VIRCHOW KRAUSE, LLP

Minneapolis, Minnesota
March 12, 2014

Schedule II - Valuation and Qualifying Accounts

INTRICON CORPORATION AND SUBSIDIARY COMPANIES

Valuation and Qualifying Accounts
December 31, 2013, 2012 and 2011.

Description	Balance at beginning of Year	“Addition” charged to costs and expense	“Less” deductions		Balance at end of year

Year ended December 31, 2013
Allowance for doubtful accounts	$154	$—	$30	(a)	$124
Deferred tax asset valuation allowance	$8,746	$637	$—		$9,383

Year ended December 31, 2012
Allowance for doubtful accounts	$223	$1	$70	(a)	$154
Deferred tax asset valuation allowance	$9,010	$—	$264		$8,746

Year ended December 31, 2011
Allowance for doubtful accounts	$219	$5	$1	(a)	$223
Deferred tax asset valuation allowance	$8,361	$649	$—		$9,010

a)	Uncollectible accounts written off.

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

2.2

Asset Purchase Agreement dated as of January 27, 2014 between Sierra Peaks Corporation and IntriCon Tibbetts Corporation. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); IntriCon Corporation agrees to furnish a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.) (Incorporated by reference from the Company’s Current Report on Form 8-K/A filed with the Commission on January 31, 2014).

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

+10.4.2

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

+ 10.8	Non-Employee Directors Stock Fee Election Program. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

+10.9	Non-Employee Director and Executive Officer Stock Purchase Program, as amended. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

+ 10.10	Deferred Compensation Plan. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2006.)

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

10.17.7

Sixth Amendment to Loan and Security Agreement and Waiver among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company, dated as of February 14, 2014 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2014.)

10.18

Revolving Credit Note issued to The PrivateBank and Trust Company dated August 13, 2009 (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009. f)

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

+10.22	Annual Incentive Plan for Executives and Key Employees. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)

+10.23	Amendment to Equity Plans (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 11, 2014.)

+10.24*	Amended and Restated Amendment to Equity Plans.

21*	List of significant subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

101†

The following materials from IntriCon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets as of December 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

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

Dated: March 12, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive
Officer and Director (principal executive officer)
March 12, 2014

/s/ Scott Longval
Scott Longval
Chief Financial Officer
Treasurer and Secretary
(principal accounting and financial officer)
March 12, 2014

/s/Nicholas A. Giordano
Nicholas A. Giordano
Director
March 12, 2014

/s/Robert N. Masucci
Robert N. Masucci
Director
March 12, 2014

/s/ Michael J. McKenna
Michael J. McKenna
Director
March 12, 2014

/s/ Philip N. Seamon
Philip N. Seamon
Director
March 12, 2014

EXHIBIT INDEX

EXHIBITS:

+10.24*	Amended and Restated Amendment to Equity Plans.

21	List of significant subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101†

The following materials from IntriCon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2013, 2012 and 2011; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets as of December 31, 2013 and 2012; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011; (v) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2013, 2012 and 2011; and (vi) Notes to Consolidated Financial Statements.

†

Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files in Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Exchange Act and otherwise are not subject to liability under those sections.