Form 10-Q
period 2014-03-31
INTRICON CORP
filed 2014-05-13
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to ______

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on April 30, 2014 was 5,770,456.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

	March 31, 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash	$576	$217
Restricted cash	697	568
Accounts receivable, less allowance for doubtful accounts of $124 at March 31, 2014 and $124 at December 31, 2013	6,529	5,433
Inventories	9,680	9,400
Other current assets	1,064	1,337
Current assets of discontinued operations	—	382
Total current assets	18,546	17,337

Machinery and equipment	34,130	33,971
Less: Accumulated depreciation	29,680	29,232
Net machinery and equipment	4,450	4,739

Goodwill	9,194	9,194
Investment in partnerships	533	569
Other assets, net	668	749
Other assets of discontinued operations	—	132
Total assets	$33,391	$32,720

Current liabilities:
Checks written in excess of cash	$457	$279
Current maturities of long-term debt	2,312	2,210
Accounts payable	5,581	5,037
Accrued salaries, wages and commissions	2,117	1,676
Deferred gain	110	110
Other accrued liabilities	1,920	1,893
Liabilities of discontinued operations	—	154
Total current liabilities	12,497	11,359

Long-term debt, less current maturities	5,207	6,271
Other postretirement benefit obligations	519	531
Accrued pension liabilities	815	839
Deferred gain	138	165
Other long-term liabilities	205	247
Total liabilities	19,381	19,412
Commitments and contingencies (note 12)
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 5,738 and 5,727 shares issued and outstanding at March 31, 2014 and December 31, 2013, respectively	5,738	5,727
Additional paid-in capital	16,588	16,434
Accumulated deficit	(8,005)	(8,522)
Accumulated other comprehensive loss	(311)	(331)
Total shareholders’ equity	14,010	13,308
Total liabilities and shareholders’ equity	$33,391	$32,720

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended

	March 31,	March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Sales, net	$17,310	$14,126
Cost of sales	12,537	10,357
Gross profit	4,773	3,769

Operating expenses:
Sales and marketing	1,007	892
General and administrative	1,624	1,560
Research and development	1,168	1,229
Restructuring charges (note 3)	83	—
Total operating expenses	3,882	3,681
Operating income	891	88

Interest expense	(138)	(153)
Equity in loss of partnerships	(35)	(58)
Other income	95	90
Income (loss) from continuing operations before income taxes and discontinued operations	813	(33)

Income tax expense	26	(10)
Income (loss) before discontinued operations	787	(23)

Loss on sale of discontinued operations	(120)	—
Loss from discontinued operations, net of income taxes (note 4)	(150)	(448)
Net income (loss)	$517	$(471)

Basic income (loss) per share:
Continuing operations	$0.14	$(0.00)
Discontinued operations	(0.05)	(0.08)
Net income (loss) per share:	$0.09	$(0.08)

Diluted income (loss) per share:
Continuing operations	$0.14	$(0.00)
Discontinued operations	(0.05)	(0.08)
Net income (loss) per share:	$0.09	$(0.08)

Average shares outstanding:
Basic	5,729	5,687
Diluted	5,859	5,687

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended

	March 31,	March 31,
	2014	2013
	(Unaudited)	(Unaudited)

Net income (loss)	$517	$(471)
Change in fair value of interest rate swap	10	35
Gain (loss) on foreign currency translation adjustment	10	(31)

Comprehensive income (loss)	$537	$(467)

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)

	Three Months Ended

	March 31,	March 31,
	2014	2013
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$517	$(471)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	559	630
Stock-based compensation	142	131
Loss on disposition of property	—	4
Change in deferred gain	(28)	(28)
Change in allowance for doubtful accounts	1	11
Equity in loss of partnerships	35	58
Loss on sale of discontinued operation	120	—
Changes in operating assets and liabilities:
Accounts receivable	(1,133)	18
Inventories	(381)	(520)
Other assets	343	(510)
Accounts payable	544	129
Accrued expenses	306	1,082
Other liabilities	(50)	(67)
Net cash provided by operating activities	975	467

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	21
Proceeds from sale of discontinued operation	500	—
Purchases of property, plant and equipment	(241)	(111)
Net cash provided by (used in) investing activities	280	(111)

Cash flows from financing activities:
Proceeds from long-term borrowings	2,999	4,571
Repayments of long-term borrowings	(3,980)	(5,219)
Proceeds from employee stock purchases and exercise of stock options	23	28
Change in restricted cash	(128)	3
Change in checks written in excess of cash	178	212
Net cash used in financing activities	(908)	(405)

Effect of exchange rate changes on cash	12	(5)

Net increase (decrease) in cash	359	(54)
Cash, beginning of period	217	226

Cash, end of period	$576	$172

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of March 31, 2014 and December 31, 2013, and the consolidated results of its operations and cash flows for the three months ended March 31, 2014 and 2013. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period.

On June 13, 2013, the Company announced a global restructuring plan to accelerate future growth and reduce costs by approximately $3.0 million annually. As part of the restructuring, the Company sold its security and certain microphone and receiver operations on January 27, 2014 to Sierra Peaks Corporation. For all periods presented, the Company classified these businesses as discontinued operations, and, accordingly, has reclassified historical financial data presented herein (Note 4).

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements.

2.	New Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-08, Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This update amends the criteria for reporting discontinued operations to, among other things, raise the threshold for disposals to qualify as discontinued operations. This update is effective for interim and annual reporting periods, beginning after December 15, 2014, with early adoption permitted. We currently expect the adoption of this update to have an immaterial impact on the Company’s consolidated financial statements.

3.	Restructuring Charges

On June 13, 2013 the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs. The plan was approved by the Company’s Board of Directors on June 12, 2013. As part of this plan, the Company: reduced investment in certain non-core professional audio communications product lines; transferred specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reduced global administrative and support workforce; transferred the medical coil operations from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity; sold its remaining security, microphone and receiver operations; added experienced professionals in value hearing health; and focused more resources in medical biotelemetry. During the first quarter of 2014, the Company incurred charges of $83, primarily related to employee termination benefits, from the restructuring of its continuing operations. In the future, the Company does not expect to incur any additional cash charges related to employee termination and moving costs.

4.	Discontinued Operations

On June 13, 2013, the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth and reduce costs. See Note 3 for additional information. As part of the global strategic restructuring plan, the Company decided to exit the security and certain microphone and receiver businesses. On January 27, 2014, the Company completed the sale of the security business and certain microphone and receiver businesses of IntriCon Tibbetts Corporation, IntriCon’s wholly owned subsidiary based in Camden, Maine, to Sierra Peaks Corporation, pursuant to an Asset Purchase Agreement entered into on January 27, 2014 between Sierra Peaks Corporation, as the buyer, and IntriCon Tibbetts Corporation as the seller. Sierra Peaks Corporation paid $500 cash at closing for the assets and assumed certain operating liabilities of the businesses.

The Company recorded a loss on the sale of $120. The net loss was computed as follows:

Accounts receivable, net	$384
Inventory, net	128
Property, plant and equipment, net	127
Other assets	1
Accounts payable	(69)
Total	$571
Cash proceeds received from Sierra Peaks	500
Net assets sold	(571)
Transaction costs	(49)
Loss on sale of discontinued operations	$(120)

The following table shows the results of operations of the Company’s discontinued operations:

	Three Months Ended

	March 31, 2014 (Unaudited)	March 31, 2013 (Unaudited)
Sales, net	$207	$544
Operating costs and expenses	(357)	(1,000)

Operating loss	(150)	(456)

Other income, net	—	8
Net loss from discontinued operations	$(150)	$(448)

The following table shows the assets and liabilities of the Company’s discontinued operations:

	March 31, 2014	December 31, 2013
Cash	$—	$4
Accounts receivable, net	—	350
Inventory, net	—	26
Other current assets	—	2
Current assets of discontinued operations	$—	$382

Property and equipment, net	—	131
Other assets	—	1
Other assets of discontinued operations	$—	$132

Accounts payable	—	70
Accrued compensation and other liabilities	—	84
Current liabilities of discontinued operations	$—	$154

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

In determining the nonrecurring fair value measurements of impairment of goodwill and other short and long-term assets, the Company utilized the market value approach, considering the fair value of security, microphone and receiver net assets held for sale or disposition. Based on the market value assessment, the Company determined fair values for the identified assets and incurred impairment charges for the remaining book value of the assets during the 12 months ended December 31, 2013 as set forth in the table below. These charges were reflected in the Company’s discontinued operations in 2013 and had no impact for the first quarter of 2014.

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

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the three months ended March 31, 2014 and the year ended December 31, 2013:

	March 31, 2014	December 31, 2013
Beginning balance	$72	$73

Warranty expense	19	123
Closed warranty claims	(8)	(124)

Ending balance	$98	$72

6.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	March 31, 2014	December 31, 2013
United States	$3,208	$3,402
Other – primarily Asia	1,242	1,337
Consolidated	$4,450	$4,739

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

The geographical distribution of net sales to geographical areas for the three months ended March 31, 2014 and 2013 were as follows:

	Three Months Ended

Net Sales to Geographical Areas	March 31, 2014	March 31, 2013

United States	$12,822	$8,981
Germany	591	295
Japan	322	382
China	699	1,328
Singapore	111	119
Switzerland	332	433
Vietnam	364	394
UK	523	608
Hong Kong	178	203
Turkey	193	111
France	534	412
All other countries	641	860
Consolidated	$17,310	$14,126

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific. Customer concentrations greater than 10% of consolidated net sales and account receivable are disclosed below.

For the three months ended March 31, 2014, two customers accounted for a combined 49% of the Company’s consolidated net sales. For the three months ended March 31, 2013, two customers accounted for 39% of the Company’s consolidated net sales

At March 31, 2014, two customers combined accounted for 29% of the Company’s consolidated accounts receivable. At December 31, 2013, two customers accounted for a combined 34% of the Company’s consolidated accounts receivable.

7.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
March 31, 2014
Domestic	$3,602	$1,271	$1,615	$6,488
Foreign	1,903	967	322	3,192
Total	$5,505	$2,238	$1,937	$9,680

December 31, 2013
Domestic	$3,548	$1,173	$1,604	$6,325
Foreign	2,114	842	119	3,075
Total	$5,662	$2,015	$1,723	$9,400

8.	Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	March 31, 2014	December 31, 2013

Domestic Asset-Based Revolving Credit Facility	$3,650	$4,450
Foreign Overdraft and Letter of Credit Facility	1,369	1,281
Domestic Term-Loan	2,500	2,750
Total Debt	7,519	8,481
Less: Current maturities	(2,312)	(2,210)
Total Long-Term Debt	$5,207	$6,271

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

▪	amended the applicable base rate margin, applicable LIBOR rate margin, applicable LOC fee and applicable non-use fee based on the then applicable leverage ratio;

▪	amended the funded debt to EBITDA and fixed charge coverage covenants;

▪	revised the definition of net income;

▪	approved the application of net proceeds from the IntriCon Tibbetts asset sale against amounts outstanding under the revolving credit facility; and

▪	waived certain financial covenant defaults as of December 31, 2013.

13

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

Weighted average interest on the revolving credit facility was 4.60% for the three months ended March 31, 2014 and 4.30% for the year ended December 31, 2013. The outstanding balance of the revolving credit facility was $3,650 and $4,450 at March 31, 2014 and December 31, 2013, respectively. The total availability on the revolving credit facility was approximately $2,560 and $1,682 at March 31, 2014 and December 31, 2013, respectively.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250. Any remaining principal and accrued interest is payable on February 28, 2018. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $2,169 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs with varying due dates from 2013 to 2015. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.50% and 3.95% for the three months ended March 31, 2014 and the year ended December 31, 2013. The outstanding balance was $1,369 and $1,281 at March 31, 2014 and December 31, 2013, respectively. The total remaining availability on the international senior secured credit agreement was approximately $799 and $888 at March 31, 2014 and December 31, 2013, respectively.

9.	Income Taxes

Income tax expense for the three months ended March 31, 2014 was $26 compared to ($10) for the same period in 2013. The expense for the three months ended March 31, 2014 and 2013, was primarily due to foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the three months ended March 31, 2014 and 2013.

	Three Months Ended

	March 31, 2014	March 31, 2013
United States	$316	$280
Singapore	382	(449)
Indonesia	19	12
Germany	96	124

Income (loss) before income taxes and discontinued operations	$813	$(33)

10.	Shareholders’ Equity and Stock-based Compensation

The Company has a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 Equity Incentive Plan. New grants may not be made under the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of March 31, 2014. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 699 shares. The Plan was amended in 2010 and 2012 to authorize an additional 250 and 300 shares, respectively, for issuance under the Plan. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 Equity Incentive Plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of March 31, 2014. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 Equity Incentive Plan. The director program gives each non-employee director the right under the 2006 Equity Incentive Plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. No shares were issued in lieu of cash for director fees under the director program for the three months ended March 31, 2014 and 2013, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the three months ended March 31, 2014 and 2013, respectively.

Stock option activity as of and during the three months ended March 31, 2014 was as follows:

		Weighted-average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value

Outstanding at December 31, 2013	1,407	$5.75
Options forfeited or cancelled	(31)	4.50
Options granted	95	3.85
Options exercised	(13)	2.93

Outstanding at March 31, 2014	1,458	$5.68	$703

Exercisable at March 31, 2014	1,134	$5.99	$592

Available for future grant at December 31, 2013	182

Available for future grant at March 31, 2014	126

The number of shares available for future grants at March 31, 2014 does not include a total of up to 240 shares subject to options outstanding under the 2001 stock option plans and non-employee directors’ stock option plans as of March 31, 2014, which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $3.85 for options granted during the three months ended March 31, 2014. The weighted average fair value of options granted was $2.54 for options granted during the three months ended March 31, 2013.

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

The weighted average remaining contractual life of options exercisable at March 31, 2014 was 4.21 years.

The Company recorded $142 of non-cash stock option expense for the three months ended March 31, 2014. The Company recorded $131 of non-cash stock option expense for the three months ended March 31, 2013. As of March 31, 2014, there was $645 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 1.67 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan initially provided that a maximum of 100 shares may be sold under the Purchase Plan as of the date of adoption. On April 27, 2011, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares which may be purchased under the plan by an additional 100 shares. There were 5 shares purchased under the plan for the three months ended March 31, 2014 and a total of 5 shares purchased for the three months ended March 31, 2013.

11.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended

	March 31, 2014	March 31, 2013
Numerator:
Loss before discontinued operations	$787	$(23)
Loss from discontinued operations, net of income taxes (note 4)	(270)	$(448)

Net income (loss)	$517	$(471)

Denominator:
Basic – weighted shares outstanding	5,729	5,687
Weighted shares assumed upon exercise of stock options	130	—
Diluted – weighted shares outstanding	5,859	5,687

Basic income (loss) per share:
Continuing operations	$0.14	$(0.00)
Discontinued operations	(0.05)	(0.08)
Net income (loss) per share:	$0.09	$(0.08)

Diluted income (loss) per share:
Continuing operations	$0.14	$(0.00)
Discontinued operations	(0.05)	(0.08)
Net income (loss) per share:	$0.09	$(0.08)

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

13.          Related-Party Transactions

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $122 for the three months ended March 31, 2014 and approximately $122 for the three months ended March 31, 2013. On October 31, 2013 the subsidiary executed a lease amendment with the partnership to extend the term of the lease for three years. The total annual base rent expense, real estate taxes and other charges under the newly executed lease amendment are expected to be approximately $486.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three months ended March 31, 2014, the Company paid that firm approximately $39 for legal services and costs. For the three months ended March 31, 2013, the Company paid that firm approximately $26 for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

14.         Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Three Months Ended
	March 31, 2014	March 31, 2013

Interest paid	$134	$140
Income taxes paid	—	27

15.         Investment in Partnerships

The Company owns a 9% partnership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP), and is a party to a license agreement that grants the Company access to over 45 US registered patents. The Company recorded a decrease of $35 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three months ended March 31, 2014. The Company recorded a decrease of $58 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three months ended March 31, 2013.

16.         Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended
	March 31, 2014	March 31, 2013

Medical	$9,483	$7,124
Hearing Health	5,859	5,238
Professional Audio Communications	1,968	1,764

Total Revenue	$17,310	$14,126

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

On June 13, 2013, the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs by approximately $3.0 million annually. As part of this plan, the Company reduced investment in certain non-core professional audio communications product lines; transferred specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reduced its global administrative and support workforce; transferred the medical coil operations from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity, sold its remaining security and certain microphone and receiver businesses effective January 27, 2014; added experienced professionals in value hearing health; and focused more resources in medical biotelemetry. The sale of security, certain microphone and receivers businesses, which closed on January 27, 2014, marked the final milestone in the global strategic restructuring plan. For all periods presented, the Company classified its former security, certain microphone and receiver businesses as discontinued operations. Unless otherwise indicated, the following description of our business refers only to continuing operations.

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

In the cardiac diagnostic monitoring market, we provide solutions for ambulatory cardiac monitoring. We entered this market through an acquisition of Jon Barron, Inc. doing business as Datrix (“Datrix”). Our first two product platforms, Sirona and Centauri, received FDA 510(k) approval in late 2011. The Sirona platform, which incorporates the PhysioLink technology, is essentially two products in one design: it can be used as an event recorder, a holter monitor or both. This platform is very small, rechargeable, and water spray proof. The Company has contracts in place with lead customers for the Sirona platform and anticipates expanding that customer base during 2014.

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

In personal sound amplifier products, the FDA has created a PSAP category, which include ear worn devices that provide cost effective sound amplification. These devices are not hearing aids and make no claims of compensating for hearing loss. They can be purchased “off-the-shelf” and are not fit or prescribed to meet a specific individual’s needs. Rather, these devices amplify sound and tend to be used in noisy or challenging environments. They have a significantly lower retail price to the consumer than traditional hearing aids.

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

For a description of these and other risks, see Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and other risks described elsewhere in this Quarterly Report on Form 10-Q, or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company’s revenue recognition, accounts receivable reserves, inventory valuation, goodwill, long-lived assets, deferred taxes policies and employee benefit obligations. These and other significant accounting policies are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Results of Operations

Sales, net

Our net sales are comprised of three main markets: medical, hearing health, and professional audio communications. Below is a summary of our sales by main markets for the three months ended March 31, 2014 and 2013:

			Change
Three Months Ended March 31	2014	2013	Dollars	Percent
Medical	$9,483	$7,124	$2,359	33.1%
Hearing Health	5,859	5,238	621	11.9%
Professional Audio Communications	1,968	1,764	204	11.6%
Consolidated Net Sales	$17,310	$14,126	$3,184	22.5%

For the three months ended March 31, 2014, we experienced an increase of 33.1% in net sales in the medical market compared to the same period in 2013. In September 2013, Medtronic obtained the FDA approval for the 530G insulin pump system which is the main reason sales have increased significantly from the prior period. IntriCon expects sales in the medical market to remain strong in 2014 as Medtronic fulfills marketplace demand for the MiniMed 530G. Management believes that the industry-wide trend to shift the point of care from expensive traditional settings, such as hospitals, to less expensive non-traditional settings like the home, will result in growth of the medical bio-telemetry industry. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in both the diabetes market, with its Medtronic partnership, and cardiac diagnostic monitoring bio-telemetry market. The Company believes there are growth opportunities in these markets as well other emerging biotelemetry and home care markets, such as sleep apnea, that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the three months ended March 31, 2014 increased 11.9% compared to the same period in 2013. The increase for the three months ended March 31, 2013 was chiefly due to strong device sales, including those into the personal sound amplifier products (PSAP) Channel. Additionally, the Company saw solid growth in hearing aid device sales to hi HealthInnovations. The Company remains very optimistic about the progress that has been made and the long term prospects of this market-changing program. Market dynamics, such as low penetration rates, an aging population, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such the insurance channel and PSAP channel. IntriCon believes it is very well positioned to serve these value hearing health market channels. IntriCon has hired an industry veteran to help spearhead the Company’s efforts in the value hearing aid (VHA) market. The Company will be aggressively pursuing larger customers who can benefit from our value proposition. Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices.

Net sales to the professional audio device sector increased 11.6% for the three months ended March 31, 2014 compared to the same period in 2013. Over the next few quarters, IntriCon anticipates additional revenue from contracts with the Singapore government. Additionally, we believe our extensive portfolio of communication devices that are portable, smaller and perform well in noisy or hazardous environments will provide future long-term growth in this market. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three months ended March 31, 2014 and 2013, was as follows:

	2014		2013		Change
Three Months Ended March 31	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Gross Profit	$4,773	27.6%	$3,769	26.7%	$1,004	26.6%

The 2014 gross profit increase over the comparable prior year period was primarily due to higher overall sales volumes and the global restructuring initiatives, partially offset by a less favorable sales mix.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three months ended March 31, 2014 and 2013 were as follows:

	2014		2013		Change
Three Months Ended March 31	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Sales and Marketing	$1,007	5.8%	$892	6.3%	$115	12.9%
General and Administrative	1,624	9.4%	1,560	11.0%	64	4.1%
Research and Development	1,168	6.7%	1,229	8.7%	(61)	-5.0%

Sales and marketing expenses increased due to greater than anticipated revenues which led to larger commission expenses being recognized.General and administrative expenses are slightly greater than the prior year period primarily due to increased support costs.Research and development decreased over the prior year three month period primarily due to the restructuring initiatives.

Restructuring charges

On June 13, 2013, the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs. The plan was approved by the Company’s Board of Directors on June 12, 2013. As part of this plan, the Company: reduced investment in certain non-core professional audio communications product lines; transferred specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reduced global administrative and support workforce; transferred the medical coil operations from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity; sold its remaining security, microphone and receiver operations; added experienced professionals in value hearing health; and focused more resources in medical biotelemetry. During the first quarter of 2014, the Company incurred charges of $83, primarily related to employee termination benefits, from the restructuring of its continuing operations. In the future, the Company does not expect to incur any additional cash charges related to employee termination and moving costs.

Interest expense

Net interest expense for the three months ended March 31, 2014 was $138 compared to $153 for the comparable three month period in 2013. The decrease in interest expense was primarily due to lower average debt balances as compared to the prior year.

Equity in loss of partnerships

The equity in loss of partnerships for the three months ended March 31, 2014 was $49 compared to $58 for the same period in 2013, due to changes in carrying amounts described below.

The Company recorded a decrease of $49 in the carrying amount of its HIMPP investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three months ended March 31, 2014 compared to a decrease of $58 in the same respective period in 2013.

Other income

Other income for the three months ended March 31, 2014 was $109 compared to other income of $90 for the same period in 2013. The change in other income primarily related to favorable changes in foreign currency exchange rates and foreign government grants and tax refunds.

Income tax expense (benefit)

Income tax expense (benefit) for the three months ended March 31, 2014 was $26 compared to ($10) for the same period in 2013. The expense for the three months ended March 31, 2014 was primarily due to taxable income generated by foreign operations.

Loss from discontinued operations

Loss from discontinued operations, net of income taxes, for the three months ended March 31, 2014 was $270 compared to $448 for the same period in 2013.

Liquidity and Capital Resources

As of March 31, 2014, we had $576 of cash on hand. Sources of our cash for the three months ended March 31, 2014 have been from our operating and investing activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Three Months Ended
	March 31, 2014	March 31, 2013
Cash provided by (used in):
Operating activities	$975	$467
Investing activities	280	(111)
Financing activities	(908)	(405)
Effect of exchange rate changes on cash	12	(5)
Increase (decrease) in cash	$359	$(54)

The most significant items that contributed to the $975 of cash provided by operating activities was the net income of $517 and increase in accounts payable and accrued expenses partially offset by an increase in accounts receivable and inventory.

Net cash provided by investing activities of $280 consisted of $500 from the proceeds for the sale of the companies discontinued securities, certain microphone and receiver business partially offset by the purchases of property, plant and equipment of $(241).

Net cash used in financing activities of $(908) was comprised primarily of repayments of borrowings under our credit facilities and an increase in restricted cash partially offset by proceeds from long-term borrowings.

The Company had the following bank arrangements:

	March 31, 2014	December 31, 2013
Total borrowing capacity under existing facilities	$10,878	$11,051

Facility Borrowings:
Domestic revolving credit facility	3,650	4,450
Domestic term loan	2,500	2,750
Foreign overdraft and letter of credit facility	1,369	1,281
Total borrowings and commitments	7,519	8,481

Remaining availability under existing facilities	$3,359	$2,570

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

▪	amended the applicable base rate margin, applicable LIBOR rate margin, applicable LOC fee and applicable non-use fee based on the then applicable leverage ratio;

▪	amended the funded debt to EBITDA and fixed charge coverage covenants;

▪	revised the definition of net income;

▪	approved the application of net proceeds from the IntriCon Tibbetts asset sale against amounts outstanding under the revolving credit facility; and

▪	waived certain financial covenant defaults as of December 31, 2013.

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

Weighted average interest on the revolving credit facility was 4.60% for the three months ended March 31, 2014 and 4.30% for the year ended December 31, 2013. The outstanding balance of the revolving credit facility was $3,650 and $4,450 at March 31, 2014 and December 31, 2013, respectively. The total availability on the revolving credit facility was approximately $2,560 and $1,682 at March 31, 2014 and December 31, 2013, respectively.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250. Any remaining principal and accrued interest is payable on February 28, 2018. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $2,169 line of credit. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs with varying due dates from 2013 to 2015. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.50% and 3.95% for the three months ended March 31, 2014 and the year ended December 31, 2013. The outstanding balance was $1,369 and $1,281 at March 31, 2014 and December 31, 2013, respectively. The total remaining availability on the international senior secured credit agreement was approximately $799 and $888 at March 31, 2014 and December 31, 2013, respectively.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2014 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the foregoing and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect the Company’s business, financial condition or future results. The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

As previously reported in the Company’s Current Report on Form 8-K (filed with the Commission on February 11, 2014), on February 5, 2014, the Board of Directors of IntriCon approved an Amendment to Equity Plans (the “Amendment”) which amended each of the following equity plans of the Company to permit the cashless exercise of stock options granted under such plans: (i) the Amended and Restated Non-Employee Directors Stock Option Plan, (ii) the 2001 Stock Option Plan, as amended and (iii) the 2006 Equity Incentive Plan, as amended. Under the Amendment, the cashless exercise payment method will be available for all stock options issued under the plans, regardless of whether the form of option agreement or award contains such a provision.

On March 11, 2014, the Board of Directors approved an Amended and Restated Amendment to Equity Plans (the “Restated Amendment”). The Restatement Amendment (i) canceled any fractional shares that would otherwise be issuable in connection with any cashless exercise and (ii) clarified that cashless exercise could not be used if the fair market value of the common stock was less than the exercise price of the option.

The foregoing description of the Restated Amendment does not purport to be complete and is qualified in its entirety by reference to the Restated Amendment, a copy of which is filed as Exhibit 10.3 hereto and is incorporated herein by reference.

ITEM 6. Exhibits

(a)	Exhibits

2.1

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

10.1

Sixth Amendment to Loan and Security Agreement and Waiver among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company, dated as of February 14, 2014 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2014).

10.2	Amendment to Equity Plans (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 11, 2014).

10.3	Amended and Restated Amendment to Equity Plans.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 31, 2014, (Unaudited) and December 31, 2013; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three Months Ended March 31, 2014, and 2013; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2014, and 2013; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2014, and 2013; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION
(Registrant)

Date: April 13, 2014	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: April 13, 2014	By:	/s/ Scott Longval
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

10.1

Sixth Amendment to Loan and Security Agreement and Waiver among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company, dated as of February 14, 2014 (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2014).

10.2	Amendment to Equity Plans (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 11, 2014).

10.3	Amended and Restated Amendment to Equity Plans.

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 31, 2014, (Unaudited) and December 31, 2013; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three Months Ended March 31, 2014, and 2013; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2014, and 2013; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2014, and 2013; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.