Form 10-Q
period 2014-06-30
INTRICON CORP
filed 2014-08-14
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014

or

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

☐  Yes  ☒  No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on July 31, 2014 was 5,818,438.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

	June 30, 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash	$161	$217
Restricted cash	698	568
Accounts receivable, less allowance for doubtful accounts of $122 at June 30, 2014 and $124 at December 31, 2013	7,316	5,433
Inventories	10,373	9,400
Other current assets	1,197	1,337
Current assets of discontinued operations	—	382
Total current assets	19,745	17,337

Machinery and equipment	34,484	33,971
Less: Accumulated depreciation	30,110	29,232
Net machinery and equipment	4,374	4,739

Goodwill	9,194	9,194
Investment in partnerships	484	569
Other assets, net	588	749
Other assets of discontinued operations	—	132
Total assets	$34,385	$32,720

Current liabilities:
Checks written in excess of cash	$417	$279
Current maturities of long-term debt	2,581	2,210
Accounts payable	6,050	5,037
Accrued salaries, wages and commissions	2,142	1,676
Deferred gain	110	110
Other accrued liabilities	1,799	1,893
Liabilities of discontinued operations	—	154
Total current liabilities	13,099	11,359

Long-term debt, less current maturities	4,645	6,271
Other postretirement benefit obligations	506	531
Accrued pension liabilities	789	839
Deferred gain	110	165
Other long-term liabilities	251	247
Total liabilities	19,400	19,412
Commitments and contingencies (note 12)
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 5,813 and 5,727 shares issued and outstanding at June 30, 2014 and December 31, 2013, respectively	5,813	5,727
Additional paid-in capital	16,668	16,434
Accumulated deficit	(7,192)	(8,522)
Accumulated other comprehensive loss	(304)	(331)
Total shareholders’ equity	14,985	13,308
Total liabilities and shareholders’ equity	$34,385	$32,720

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended

	June 30, 2014 (Unaudited)	June 30, 2013 (Unaudited)	June 30, 2014 (Unaudited)	June 30, 2013 (Unaudited)
Sales, net	$17,507	$11,479	$34,817	$25,605
Cost of sales	12,735	9,617	25,272	19,974
Gross profit	4,772	1,862	9,545	5,631

Operating expenses:
Sales and marketing	891	731	1,898	1,623
General and administrative	1,616	1,367	3,240	2,927
Research and development	1,148	1,249	2,316	2,478
Restructuring charges (note 3)	—	199	83	199
Total operating expenses	3,655	3,546	7,537	7,227
Operating income (loss)	1,117	(1,684)	2,008	(1,596)

Interest expense	(125)	(154)	(263)	(307)
Equity in loss of partnerships	(73)	(77)	(108)	(135)
Other income (expense)	(49)	(7)	46	83
Income (loss) from continuing operations before income taxes and discontinued operations	870	(1,922)	1,683	(1,955)

Income tax expense	57	48	83	38
Income (loss) before discontinued operations	813	(1,970)	1,600	(1,993)
Loss on sale of discontinued operations (note 4)	—	—	(120)	—
Loss from discontinued operations, net of income taxes	—	(1,473)	(150)	(1,921)
Net income (loss)	$813	$(3,443)	$1,330	$(3,914)

Basic income (loss) per share:
Continuing operations	$0.14	$(0.34)	$0.28	$(0.35)
Discontinued operations	—	(0.26)	(0.05)	(0.34)
Net income (loss) per share:	$0.14	$(0.60)	$0.23	$(0.69)

Diluted income (loss) per share:
Continuing operations	$0.13	$(0.34)	$0.27	$(0.35)
Discontinued operations	—	(0.26)	(0.05)	(0.34)
Net income (loss) per share:	$0.13	$(0.60)	$0.22	$(0.69)

Average shares outstanding:
Basic	5,780	5,694	5,754	5,691
Diluted	6,081	5,694	5,973	5,691

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended		Six Months Ended

	June 30, 2014 (Unaudited)	June 30, 2013 (Unaudited)	June 30, 2014 (Unaudited)	June 30, 2013 (Unaudited)

Net income (loss)	$813	$(3,443)	$1,330	$(3,914)
Change in fair value of interest rate swap	9	12	19	47
Gain (loss) on foreign currency translation adjustment	(2)	9	8	(22)

Comprehensive income (loss)	$820	$(3,422)	$1,357	$(3,889)

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)

	Six Months Ended

	June 30, 2014 (Unaudited)	June 30, 2013 (Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,330	$(3,914)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,109	1,254
Stock-based compensation	244	265
Loss on impairment of long-lived assets and goodwill of discontinued operations	—	983
Loss on disposition of property	—	4
Change in deferred gain	(55)	(55)
Change in allowance for doubtful accounts	(2)	(8)
Equity in loss of partnerships	108	135
Loss on sale of discontinued operations	120	—
Changes in operating assets and liabilities:
Accounts receivable	(1,914)	553
Inventories	(1,074)	329
Other assets	183	474
Accounts payable	1,012	490
Accrued expenses	240	69
Other liabilities	(8)	1
Net cash provided by operating activities	1,293	580

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	29
Proceeds from sale of discontinued operations	500	—
Purchases of property, plant and equipment	(668)	(214)
Net cash used in investing activities	(139)	(214)

Cash flows from financing activities:
Proceeds from long-term borrowings	6,998	8,899
Repayments of long-term borrowings	(8,301)	(9,250)
Proceeds from employee stock purchases and exercise of stock options	76	56
Change in restricted cash	(128)	7
Change in checks written in excess of cash	138	(193)
Net cash used in financing activities	(1,217)	(481)

Effect of exchange rate changes on cash	7	(2)

Net decrease in cash	(56)	(117)
Cash, beginning of period	217	225

Cash, end of period	$161	$108

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of June 30, 2014 and December 31, 2013, and the consolidated results of its operations and cash flows for the three and six months ended June 30, 2014 and 2013. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period.

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

In May 2014, the Financial Accounting Standards Board issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2017 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact on the Company’s consolidated financial statements.

3.	Restructuring Charges

On June 13, 2013 the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs. The plan was approved by the Company’s Board of Directors on June 12, 2013. As part of this plan, the Company: reduced investment in certain non-core professional audio communications product lines; transferred specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reduced global administrative and support workforce; transferred the medical coil operations from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity; sold its remaining security, microphone and receiver operations; added experienced professionals in value hearing health; and focused more resources in medical biotelemetry. During the three and six months ended June 30, 2014, the Company incurred restructuring charges of $0 and $83, respectively, and during the three and six months ended June 30, 2013, the Company incurred restructuring charges of $199 and $199, respectively. These charges are primarily related to employee termination benefits from the restructuring of its continuing operations. In the future, the Company does not expect to incur any additional cash charges related to this restructuring.

4.	Discontinued Operations

On June 13, 2013, the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth and reduce costs. See Note 1 and 3 for additional information. As part of the global strategic restructuring plan, the Company decided to exit the security and certain microphone and receiver businesses. On January 27, 2014, the Company completed the sale of the security business and certain microphone and receiver businesses of IntriCon Tibbetts Corporation, IntriCon’s wholly owned subsidiary based in Camden, Maine, to Sierra Peaks Corporation, pursuant to an Asset Purchase Agreement entered into on January 27, 2014 between Sierra Peaks Corporation, as the buyer, and IntriCon Tibbetts Corporation as the seller. Sierra Peaks Corporation paid $500 cash at closing for the assets and assumed certain operating liabilities of the businesses.

The Company recorded a loss on the sale of $120. The net loss was computed as follows:

Accounts receivable, net	$384
Inventory, net	128
Property, plant and equipment, net	127
Other assets	1
Accounts payable	(69)
Net assets sold	$571
Cash proceeds received from Sierra Peaks	500
Net assets sold	(571)
Transaction costs	(49)
Loss on sale of discontinued operations, net of income taxes	$(120)

The following table shows the results of operations of the Company’s discontinued operations:

	Three Months Ended		Six Months Ended

	June 30, 2014 (Unaudited)	June 30, 2013 (Unaudited)	June 30, 2014 (Unaudited)	June 30 2013 (Unaudited)
Sales, net	$—	$611	$207	$1,155
Operating costs and expenses	—	(1,114)	(357)	(2,114)
Loss on impairment of long lived assets and goodwill	—	(983)	—	(983)

Operating loss	—	(1,486)	(150)	(1,942)

Other income, net	—	13	—	21
Net loss from discontinued operations	$—	$(1,473)	$(150)	$(1,921)

The following table shows the assets and liabilities of the Company’s discontinued operations:

December 31, 2013
Cash	$4
Accounts receivable, net	350
Inventory, net	26
Other current assets	2
Current assets of discontinued operations	$382

Property and equipment, net	131
Other assets	1
Other assets of discontinued operations	$132

Accounts payable	70
Accrued compensation and other liabilities	84
Current liabilities of discontinued operations	$154

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

In determining the nonrecurring fair value measurements of impairment of goodwill and other short and long-term assets, the Company utilized the market value approach, considering the fair value of security, microphone and receiver net assets held for sale or disposition. Based on the market value assessment, the Company determined fair values for the identified assets and incurred impairment charges for the remaining book value of the assets during the 12 months ended December 31, 2013 as set forth in the table below. These charges were reflected in the Company’s discontinued operations in 2013 and had no impact for 2014.

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

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the six months ended June 30, 2014 and the year ended December 31, 2013:

	June 30, 2014	December 31, 2013
Beginning balance	$72	$73

Warranty expense	40	123
Closed warranty claims	(32)	(124)

Ending balance	$79	$72

6.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	June 30, 2014	December 31, 2013
United States	$3,246	$3,402
Other – primarily Asia	1,128	1,337
Consolidated	$4,374	$4,739

Long-lived assets consist of property and equipment that are difficult to move and relatively illiquid. Excluded from long-lived assets are investments in partnerships, patents, license agreements and goodwill. The Company capitalizes long-lived assets pertaining to the production of specialized parts. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted cash flows exceeds the carrying value of the assets.

The geographical distribution of net sales to geographical areas for the three and six months ended June 30, 2014 and 2013 were as follows:

	Three Months Ended		Six Months Ended

	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013

United States	$13,018	$7,949	$25,840	$16,930
Germany	472	233	1,063	528
Japan	284	399	606	781
China	647	869	1,346	2,197
Singapore	831	5	942	124
Switzerland	275	355	607	788
Vietnam	437	240	801	634
UK	240	142	763	750
Hong Kong	346	83	524	286
Turkey	130	66	323	177
France	391	389	925	801
All other countries	436	749	1,077	1,609
Consolidated	$17,507	$11,479	$34,817	$25,605

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific. For the three and six months ended June 30, 2014, one customer accounted for 39% and 40% of the Company’s consolidated net sales. For the three and six months ended June 30, 2013, two customers accounted for 34% and 37% of the Company’s consolidated net sales

At June 30, 2014, two customers combined accounted for 27% of the Company’s consolidated accounts receivable. At December 31, 2013, two customers accounted for 34% of the Company’s consolidated accounts receivable.

7.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
June 30, 2014
Domestic	$4,068	$1,261	$1,916	$7,245
Foreign	1,892	1,044	192	3,128
Total	$5,960	$2,305	$2,108	$10,373

December 31, 2013
Domestic	$3,548	$1,173	$1,604	$6,325
Foreign	2,114	842	119	3,075
Total	$5,662	$2,015	$1,723	$9,400

8.	Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	June 30, 2014	December 31, 2013

Domestic Asset-Based Revolving Credit Facility	$3,350	$4,450
Foreign Overdraft and Letter of Credit Facility	1,626	1,281
Domestic Term-Loan	2,250	2,750
Total Debt	7,226	8,481
Less: Current maturities	(2,581)	(2,210)
Total Long-Term Debt	$4,645	$6,271

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

Weighted average interest on the revolving credit facility was 5.06% for the six months ended June 30, 2014 and 4.65% for the year ended December 31, 2013. The outstanding balance of the revolving credit facility was $3,350 and $4,450 at June 30, 2014 and December 31, 2013, respectively. The total availability on the revolving credit facility was approximately $3,704 and $1,682 at June 30, 2014 and December 31, 2013, respectively.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250. Any remaining principal and accrued interest is payable on February 28, 2018. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan. The Company was in compliance with the financial covenants under the credit facility as of June 30, 2014.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $2,655 line of credit as of June 30, 2014 based on applicable exchange rates. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs with varying due dates from 2013 to 2015. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.08% and 3.95% for the six months ended June 30, 2014 and the year ended December 31, 2013. The outstanding balance was $1,626 and $1,281 at June 30, 2014 and December 31, 2013, respectively. The total remaining availability on the international senior secured credit agreement was approximately $1,029 and $888 at June 30, 2014 and December 31, 2013, respectively.

9.	Income Taxes

Income tax expense for the three and six months ended June 30, 2014 was $57 and $83 compared to $48 and $38 for the same periods in 2013. The expense was primarily due to foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the three and six months ended June 30, 2014 and 2013.

	Three Months Ended		Six Months Ended

	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
United States	$315	$(1,330)	$631	$(1,050)
Singapore	376	(747)	758	(1,196)
Indonesia	17	15	36	27
Germany	162	140	258	264

Income (loss) before income taxes and discontinued operations	$870	$(1,922)	$1,683	$(1,955)

10.	Shareholders’ Equity and Stock-based Compensation

The Company has a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 Equity Incentive Plan. New grants may not be made under the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of June 30, 2014. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 699 shares. The Plan was amended in 2010 and 2012 to authorize an additional 250 and 300 shares, respectively, for issuance under the Plan. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 Equity Incentive Plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of June 30, 2014. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 Equity Incentive Plan. The director program gives each non-employee director the right under the 2006 Equity Incentive Plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. No shares were issued in lieu of cash for director fees under the director program for the three and six months ended June 30, 2014 and 2013.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the three and six months ended June 30, 2014 and 2013, respectively.

Stock option activity as of and during the six months ended June 30, 2014 was as follows:

	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2013	1,407	$5.75
Options forfeited or cancelled	(37)	4.49
Options expired	(20)	14.70
Options granted	137	4.76
Options exercised	(175)	3.91

Outstanding at June 30, 2014	1,312	$5.80	$4,457

Exercisable at June 30, 2014	1,016	$6.08	$3,348

Available for future grant at December 31, 2013	182

Available for future grant at June 30, 2014	200

The number of shares available for future grants at June 30, 2014 does not include a total of up to 144 shares subject to options outstanding under the 2001 stock option plans and non-employee directors’ stock option plans which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $4.55 and $3.17 for options granted during the three and six months ended June 30, 2014. The weighted average fair value of options granted was $2.60 and $2.52 for options granted during the three and six months ended June 30, 2013.

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

The weighted average remaining contractual life of options exercisable at June 30, 2014 was 4.37 years.

The Company recorded $102 and $244 of non-cash stock option expense for the three and six months ended June 30, 2014. The Company recorded $134 and $265 of non-cash stock option expense for the three and six months ended June 30, 2013. As of June 30, 2014, there was $908 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 1.98 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan initially provided that a maximum of 100 shares may be sold under the Purchase Plan as of the date of adoption. On April 27, 2011, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares which may be purchased under the plan by an additional 100 shares. There were 3 and 8 shares purchased under the plan for the three and six months ended June 30, 2014 and a total of 7 and 12 shares purchased for the three and six months ended June 30, 2013.

11.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator:
Income (loss) before discontinued operations	$813	$(1,970)	$1,600	$(1,993)
Loss from discontinued operations, net of income taxes (note 4)	—	(1,473)	(270)	(1,921)
Net income (loss)	$813	$(3,443)	$1,330	$(3,914)

Denominator:
Basic – weighted shares outstanding	5,780	5,694	5,754	5,691
Weighted shares assumed upon exercise of stock options	301	—	219	—
Diluted – weighted shares outstanding	6,081	5,694	5,973	5,691

Basic income (loss) per share:
Continuing operations	$0.14	$(0.34)	$0.28	$(0.35)
Discontinued operations	—	(0.26)	(0.05)	(0.34)
Net income (loss) per share:	$0.14	$(0.60)	$0.23	$(0.69)

Diluted income (loss) per share:
Continuing operations	$0.13	$(0.34)	$0.27	$(0.35)
Discontinued operations	—	(0.26)	(0.05)	(0.34)
Net income (loss) per share:	$0.13	$(0.60)	$0.22	$(0.69)

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

Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2013 were all options outstanding of approximately 1,434 common shares, due to the Company’s net loss in the period.

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

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $124 and $245 for the three and six months ended June 30, 2014 and approximately $120 and $242 for the three and six months ended June 30, 2013. On October 31, 2013, the subsidiary executed a lease amendment with the partnership to extend the term of the lease for three years. The total annual base rent expense, real estate taxes and other charges under the newly executed lease amendment are expected to be approximately $486.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three and six months ended June 30, 2014, the Company paid that firm approximately $48 and $86 for legal services and costs. For the three and six months ended June 30, 2013, the Company paid that firm approximately $47 and $73 for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

14.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Six Months Ended
	June 30,	June 30,
	2014	2013

Interest paid	$192	$278

15.	Investment in Partnerships

The Company owns a 9% partnership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP), and is a party to a license agreement that grants the Company access to over 45 US registered patents. The Company recorded a decrease of $49 and $84 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and six months ended June 30, 2014. The Company recorded a decrease of $77 and $135 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and six months ended June 30, 2013. Also, in the second quarter of 2014 the Company paid $24 in operating expenses for HIMPP.

16.	Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Medical	$9,230	$4,890	$18,713	$12,014
Hearing Health	5,617	4,989	11,476	10,227
Professional Audio Communications	2,660	1,600	4,628	3,364

Total Revenue	$17,507	$11,479	$34,817	$25,605

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (together with its subsidiaries referred to as the “Company”, “IntriCon,” “we”, “us” or “our”) is an international company engaged in designing, developing, engineering and manufacturing body-worn devices. In addition to its operations in Minnesota, the Company has facilities in California, Singapore, Indonesia and Germany.

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

In the cardiac diagnostic monitoring market, we provide solutions for ambulatory cardiac monitoring. Our first two product platforms, Sirona and Centauri, received FDA 510(k) approval in late 2011. The Sirona platform, which incorporates the PhysioLink technology, is essentially two products in one design: it can be used as an event recorder, a holter monitor or both. This platform is very small, rechargeable, and water spray proof. The Company has contracts in place with lead customers for the Sirona platform and anticipates expanding that customer base during the second half of 2014.

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

Value Hearing Health Market
The Company believes the value hearing health (VHH) market offers significant growth opportunities. In the United States alone, there are approximately 36 million hearing impaired individuals. This population is expected to grow significantly over the next ten years as the 65-year-old-plus age demographic is one of the fastest growing segments in the U.S., Europe and Japan. The current market penetration into the U.S. hearing impaired population is approximately 20%. We believe the U.S. market penetration is low primarily due to the high costs to purchase a hearing device, consolidation at the retail level and inconveniences in the distribution channel. This has created the opportunity for alternative care models, such as the value hearing aid (VHA) channel and personal sound amplifier (PSAP) channel. To capitalize on these opportunities, IntriCon has increased its sales and marketing expertise and hired an industry veteran to help spearhead the Company’s efforts in the VHH market. The Company is aggressively pursuing larger customers who can benefit from our value proposition and are continuing to make significant investments to target emerging larger value hearing health opportunities. We anticipate securing at least one of these opportunities in the next six months.

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

In personal sound amplifier products, the FDA has created a PSAP category, which include ear worn devices that provide cost effective sound amplification. These devices are not hearing aids and make no claims of compensating for hearing loss. They can be purchased “off-the-shelf” and are not fit or prescribed to meet a specific individual’s needs. Rather, these devices amplify sound and tend to be used in noisy or challenging environments. They have a significantly lower retail price to the consumer than traditional hearing aids. Additionally, the Company sees great opportunity to market its situational listening devices (SLD’s). Much like the PSAP devices, these devices are intended to help people hear in noisy environments like restaurants and automobiles, and listen to television, music, and direct broadcast by wireless connection. Such devices are intended to be supplements to conventional hearing aids, which do not handle those situations well. The SLD’s will be based on our PhysioLink technology, which was demonstrated at the 2013 annual convention of the American Academy of Audiology. The product line consists of an earpiece, TV transmitter, companion microphone, iPod/iPhone transmitter, and USB transmitter.

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

Results of Operations

Sales, net

Our net sales are comprised of three main markets: medical, hearing health, and professional audio communications. Below is a summary of our sales by main markets for the three and six months ended June 30, 2014 and 2013:

			Change
Three Months Ended June 30	2014	2013	Dollars	Percent
Medical	$9,230	$4,890	$4,340	88.8%
Hearing Health	5,617	4,989	628	12.6%
Professional Audio Communications	2,660	1,600	1,060	66.3%
Consolidated Net Sales	$17,507	$11,479	$6,028	52.5%

Six Months Ended June 30
Medical	$18,713	$12,014	$6,699	55.8%
Hearing Health	11,476	10,227	1,249	12.2%
Professional Audio Communications	4,628	3,364	1,264	37.6%
Consolidated Net Sales	$34,817	$25,605	$9,212	36.0%

For the three and six months ended June 30, 2014, we experienced increases of 88.8% and 55.8% in net sales in the medical market compared to the same periods in 2013. In September 2013, Medtronic obtained the FDA approval for the 530G insulin pump system which is the primary reason sales have increased significantly from the prior period. While IntriCon expects medical sales growth to remain strong overall in 2014 year over year, the Company does not anticipate a sequential increase from the second quarter. Management believes that the industry-wide trend to shift the point of care from expensive traditional settings, such as hospitals, to less expensive non-traditional settings like the home, will result in growth of the medical bio-telemetry industry. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in both the diabetes market, with its Medtronic partnership, and cardiac diagnostic monitoring bio-telemetry market. The Company believes there are growth opportunities in these markets as well other emerging biotelemetry and home care markets, such as sleep apnea, that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the three and six months ended June 30, 2014 increased 12.6% and 12.2% compared to the same periods in 2013. The increases for the three and six months ended June 30, 2014 were chiefly due to strong device sales, including those into the personal sound amplifier products (PSAP) channel, slightly offset by lower conventional channel sales. Market dynamics, such as low penetration rates, an aging population, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such the insurance channel and PSAP channel. IntriCon believes it is very well positioned to serve these value hearing health market channels. IntriCon has hired an industry veteran to help spearhead the Company’s efforts in the value hearing aid (VHA) market. The Company will be aggressively pursuing larger customers who can benefit from our value proposition. Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices.

Net sales to the professional audio device sector increased 66.3% and 37.6% for the three and six months ended June 30, 2014 compared to the same periods in 2013. During the second quarter, IntriCon began delivery on a significant new contract with the Singapore government to provide technically advanced headsets worn in military applications. This contract will run through the end of 2014. Additionally, we believe our extensive portfolio of communication devices that are portable, smaller and perform well in noisy or hazardous environments will provide future long-term growth in this market. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three and six months ended June 30, 2014 and 2013, was as follows:

	2014		2013		Change
Three Months Ended June 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Gross Profit	$4,772	27.3%	$1,862	16.2%	$2,910	156.3%
Six Months Ended June 30
Gross Profit	$9,545	27.4%	$5,631	22.0%	$3,914	69.5%

The 2014 gross profit increase over the comparable prior year period was primarily due to higher overall sales volumes and cost reductions from global restructuring initiatives, partially offset by a less favorable sales mix.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three and six months ended June 30, 2014 and 2013 were as follows:

	2014		2013		Change
Three Months Ended June 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Sales and Marketing	$891	5.1%	$731	6.4%	$160	21.9%
General and Administrative	1,616	9.2%	1,367	11.9%	249	18.2%
Research and Development	1,148	6.6%	1,249	10.9%	(101)	-8.1%

Six Months Ended June 30
Sales and Marketing	$1,898	5.5%	$1,623	6.3%	$275	16.9%
General and Administrative	3,240	9.3%	2,927	11.4%	313	10.7%
Research and Development	2,316	6.7%	2,478	9.7%	(162)	-6.5%

Sales and marketing expenses increased due to the addition of experienced professionals and greater commission expenses based on the significant revenue growth. General and administrative expenses are greater than the prior year period primarily due to increased support costs. Research and development decreased over the prior year three month period primarily due to cost reduction from the restructuring initiatives.

Restructuring charges

On June 13, 2013, the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs. The plan was approved by the Company’s Board of Directors on June 12, 2013. As part of this plan, the Company: reduced investment in certain non-core professional audio communications product lines; transferred specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reduced global administrative and support workforce; transferred the medical coil operations from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity; sold its remaining security, microphone and receiver operations; added experienced professionals in value hearing health; and focused more resources in medical biotelemetry. During the three and six months ended June 30, 2014, the Company incurred restructuring charges of $0 and $83 and during the three and six months ended June 30, 2013, the Company incurred restructuring charges of $199 and $199. These charges are primarily related to employee termination benefits, from the restructuring of its continuing operations. In the future, the Company does not expect to incur any additional cash charges related to this restructuring.

Interest expense

Net interest expense for the three and six months ended June 30, 2014 was $125 and $263 compared to $154 and $307 for the comparable three and six month periods in 2013. The decrease in interest expense was primarily due to lower average debt balances as compared to the prior year.

Equity in loss of partnerships

The equity in loss of partnerships for the three and six months ended June 30, 2014 was $73 and $108 compared to $77 and $135 for the same periods in 2013, due to changes in carrying amounts described below.

The Company recorded a decrease of $49 and $84 in the carrying amount of its HIMPP investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and six months ended June 30, 2014 compared to a decrease of $77 and $135 in the same respective periods in 2013. Also, in the second quarter of 2014 the Company paid $24 in operating expenses for HIMPP.

Other income (expense)

Other income (expense) for the three and six months ended June 30, 2014 was $(49) and $46 compared to other income (expense) of ($7) and $83 for the same periods in 2013. The change in other income primarily related to foreign government grants and tax refunds.

Income tax expense

Income tax expense for the three and six months ended June 30, 2014 was $57 and $83 compared to $48 and $38 for the same periods in 2013. The expense for the three and six months ended June 30, 2014 was primarily due to taxable income generated by foreign operations.

Loss from discontinued operations

Loss from discontinued operations, net of income taxes, for the three and six months ended June 30, 2014 was $0 and $270 compared to $1,473 and $1,921 for the same periods in 2013. Included in the net loss for the three and six months ended June 30, 2013 were $983 in impairment charges primarily related to long-lived assets and goodwill.

Liquidity and Capital Resources

As of June 30, 2014, we had $161 of cash on hand. Sources of our cash for the three months ended June 30, 2014 have been from our operating activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Six Months Ended
	June 30, 2014	June 30, 2013
Cash provided by (used in):
Operating activities	$1,293	$580
Investing activities	(139)	(214)
Financing activities	(1,217)	(481)
Effect of exchange rate changes on cash	7	(2)
Decrease in cash	$(56)	$(117)

The most significant items that contributed to the $1,293 of cash provided by operating activities was the net income of $1,330 and increase in accounts payable and accrued expenses partially offset by an increase in accounts receivable and inventory.

Net cash used in investing activities of $139 consisted of $668 of purchases of property, plant and equipment partially offset by proceeds of $500 from the sale of the Company’s discontinued securities, certain microphone and receiver business.

Net cash used in financing activities of $1,217 was comprised primarily of repayments of borrowings under our credit facilities and an increase in restricted cash partially offset by proceeds from long-term borrowings.

The Company had the following bank arrangements:

	June 30, 2014	December 31, 2013

Total borrowing capacity under existing facilities	$11,959	$11,051

Facility borrowings:
Domestic revolving credit facility	3,350	4,450
Domestic term loan	2,250	2,750
Foreign overdraft and letter of credit facility	1,626	1,281
Total borrowings and commitments	7,226	8,481

Remaining availability under existing facilities	$4,733	$2,570

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

Weighted average interest on the revolving credit facility was 5.06% for the six months ended June 30, 2014 and 4.65% for the year ended December 31, 2013. The outstanding balance of the revolving credit facility was $3,350 and $4,450 at June 30, 2014 and December 31, 2013, respectively. The total availability on the revolving credit facility was approximately $3,704 and $1,682 at June 30, 2014 and December 31, 2013, respectively.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250. Any remaining principal and accrued interest is payable on February 28, 2018. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan. The Company was in compliance with the financialcovenants under the credit facility as of June 30, 2014.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $2,655 line of credit as of June 30, 2014 based on applicable exchange rates. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs with varying due dates from 2013 to 2015. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.08% and 3.95% for the six months ended June 30, 2014 and the year ended December 31, 2013. The outstanding balance was $1,626 and $1,281 at June 30, 2014 and December 31, 2013, respectively. The total remaining availability on the international senior secured credit agreement was approximately $1,029 and $888 at June 30, 2014 and December 31, 2013, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2014 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

101

The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 30, 2014, (Unaudited) and December 31, 2013; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2014, and 2013; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2014, and 2013; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2014, and 2013; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION (Registrant)

Date: August 14, 2014	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2014	By:	/s/ Scott Longval
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

101

The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 30, 2014, (Unaudited) and December 31, 2013; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2014, and 2013; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2014, and 2013; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2014, and 2013; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.