Form 10-Q
period 2014-09-30
INTRICON CORP
filed 2014-11-12
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014

or

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

☐  Yes  ☒  No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on October 31, 2014 was 5,827,327.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

	September 30, 2014	December 31, 2013
	(Unaudited)
Current assets:
Cash	$408	$217
Restricted cash	665	568
Accounts receivable, less allowance for doubtful accounts of $118 at September 30, 2014 and $124 at December 31, 2013	7,103	5,433
Inventories	10,106	9,400
Other current assets	1,270	1,337
Current assets of discontinued operations	—	382
Total current assets	19,552	17,337

Machinery and equipment	34,789	33,971
Less: Accumulated depreciation	30,568	29,232
Net machinery and equipment	4,221	4,739

Goodwill	9,194	9,194
Investment in partnerships	436	569
Other assets, net	550	749
Other assets of discontinued operations	—	132
Total assets	$33,953	$32,720

Current liabilities:
Checks written in excess of cash	$—	$279
Current maturities of long-term debt	2,014	2,210
Accounts payable	5,456	5,037
Accrued salaries, wages and commissions	2,662	1,676
Deferred gain	110	110
Other accrued liabilities	2,057	1,893
Liabilities of discontinued operations	—	154
Total current liabilities	12,299	11,359

Long-term debt, less current maturities	4,571	6,271
Other postretirement benefit obligations	493	531
Accrued pension liabilities	736	839
Deferred gain	83	165
Other long-term liabilities	143	247
Total liabilities	18,325	19,412
Commitments and contingencies (note 12)
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 5,825 and 5,727 shares issued and outstanding at September 30, 2014 and December 31, 2013, respectively	5,825	5,727
Additional paid-in capital	16,813	16,434
Accumulated deficit	(6,634)	(8,522)
Accumulated other comprehensive loss	(376)	(331)
Total shareholders’ equity	15,628	13,308
Total liabilities and shareholders’ equity	$33,953	$32,720

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended

	September 30, 2014 (Unaudited)	September 30, 2013 (Unaudited)	September 30, 2014 (Unaudited)	September 30, 2013 (Unaudited)
Sales, net	$17,005	$12,330	$51,822	$37,935
Cost of sales	12,529	9,629	37,801	29,603
Gross profit	4,476	2,701	14,021	8,332

Operating expenses:
Sales and marketing	917	801	2,815	2,424
General and administrative	1,647	1,512	4,887	4,439
Research and development	1,214	519	3,530	2,997
Restructuring charges (note 3)	—	—	83	199
Total operating expenses	3,778	2,832	11,315	10,059
Operating income (loss)	698	(131)	2,706	(1,727)

Interest expense	(99)	(161)	(362)	(468)
Equity in loss of partnerships	(49)	(49)	(157)	(184)
Other income	76	30	122	113
Income (loss) from continuing operations before income taxes and discontinued operations	626	(311)	2,309	(2,266)

Income tax expense	68	121	151	159
Income (loss) before discontinued operations	558	(432)	2,158	(2,425)
Loss on sale of discontinued operations (note 4)	—	—	(120)	—
Loss from discontinued operations, net of income taxes	—	(393)	(150)	(2,314)
Net income (loss)	$558	$(825)	$1,888	$(4,739)

Basic income (loss) per share:
Continuing operations	$0.10	$(0.08)	$0.37	$(0.43)
Discontinued operations	—	(0.07)	(0.05)	(0.41)
Net income (loss) per share:	$0.10	$(0.14)	$0.33	$(0.83)

Diluted income (loss) per share:
Continuing operations	$0.09	$(0.08)	$0.36	$(0.43)
Discontinued operations	—	(0.07)	(0.04)	(0.41)
Net income (loss) per share:	$0.09	$(0.14)	$0.31	$(0.83)

Average shares outstanding:
Basic	5,820	5,702	5,777	5,694
Diluted	6,148	5,702	6,037	5,694

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended		Nine Months Ended

	September 30, 2014 (Unaudited)	September 30, 2013 (Unaudited)	September 30, 2014 (Unaudited)	September 30, 2013 (Unaudited)
Net income (loss)	$558	$(825)	$1,888	$(4,739)
Change in fair value of interest rate swap	(16)	12	3	59
Gain (loss) on foreign currency translation adjustment	(56)	37	(48)	15

Comprehensive income (loss)	$486	$(776)	$1,843	$(4,665)

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)

	Nine Months Ended

	September 30, 2014 (Unaudited)	September 30, 2013 (Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,888	$(4,739)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,634	1,847
Stock-based compensation	352	402
Loss on impairment of long-lived assets and goodwill of discontinued operations	—	983
Loss on disposition of property	—	4
Change in deferred gain	(83)	(83)
Change in allowance for doubtful accounts	(6)	(26)
Equity in loss of partnerships	157	184
Loss on sale of discontinued operations	120	—
Changes in operating assets and liabilities:
Accounts receivable	(1,645)	1,106
Inventories	(802)	1,048
Other assets	90	208
Accounts payable	412	996
Accrued expenses	776	132
Other liabilities	42	133
Net cash provided by operating activities	2,935	2,195

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	31	—
Proceeds from sale of discontinued operations	500	—
Purchases of property, plant and equipment	(981)	(444)
Net cash used in investing activities	(450)	(444)

Cash flows from financing activities:
Proceeds from long-term borrowings	10,580	12,140
Repayments of long-term borrowings	(12,549)	(13,389)
Proceeds from employee stock purchases and exercise of stock options	125	79
Change in restricted cash	(69)	(8)
Change in checks written in excess of cash	(279)	(637)
Net cash used in financing activities	(2,192)	(1,815)

Effect of exchange rate changes on cash	(102)	35

Net increase (decrease) in cash	191	(29)
Cash, beginning of period	217	225

Cash, end of period	$408	$196

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of September 30, 2014 and December 31, 2013, and the consolidated results of its operations and cash flows for the three and nine months ended September 30, 2014 and 2013. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period.

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

On June 13, 2013 the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and to reduce costs. The plan was approved by the Company’s Board of Directors on June 12, 2013. As part of this plan, the Company: reduced investment in certain non-core professional audio communications product lines; transferred specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reduced global administrative and support workforce; transferred the medical coil operations from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity; sold its remaining security, microphone and receiver operations; added experienced professionals in value hearing health; and focused more resources in medical biotelemetry. During the three and nine months ended September 30, 2014, the Company incurred restructuring charges of $0 and $83, respectively, and during the three and nine months ended September 30, 2013, the Company incurred restructuring charges of $0 and $199, respectively. These charges are primarily related to employee termination benefits from the restructuring of its continuing operations. In the future, the Company does not expect to incur any additional cash charges related to this restructuring.

4.	Discontinued Operations

On June 13, 2013, the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth and reduce costs. See Notes 1 and 3 for additional information. As part of the global strategic restructuring plan, the Company decided to exit the security and certain microphone and receiver businesses. On January 27, 2014, the Company completed the sale of the security business and certain microphone and receiver businesses of IntriCon Tibbetts Corporation, IntriCon’s wholly owned subsidiary based in Camden, Maine, to Sierra Peaks Corporation, pursuant to an Asset Purchase Agreement entered into on January 27, 2014 between Sierra Peaks Corporation, as the buyer, and IntriCon Tibbetts Corporation as the seller. Sierra Peaks Corporation paid $500 cash at closing for the assets and assumed certain operating liabilities of the businesses.

The Company recorded a loss on the sale of $120. The net loss was computed as follows:

Accounts receivable, net	$384
Inventory, net	128
Property, plant and equipment, net	127
Other assets	1
Accounts payable	(69)
Net assets sold	$571
Cash proceeds received from Sierra Peaks	500
Net assets sold	(571)
Transaction costs	(49)
Loss on sale of discontinued operations, net of income taxes	$(120)

The following table shows the results of operations of the Company’s discontinued operations:

	Three Months Ended		Nine Months Ended

	September 30, 2014 (Unaudited)	September 30, 2013 (Unaudited)	September 30, 2014 (Unaudited)	September 30 2013 (Unaudited)
Sales, net	$—	$727	$207	$1,882
Operating costs and expenses	—	(1,136)	(357)	(3,250)
Loss on impairment of long lived assets and goodwill	—	—	—	(983)

Operating loss	—	(409)	(150)	(2,351)

Other income, net	—	16	—	37
Net loss from discontinued operations	$—	$(393)	$(150)	$(2,314)

The following table shows the assets and liabilities of the Company’s discontinued operations:

December 31, 2013
Cash	$4
Accounts receivable, net	350
Inventory, net	26
Other current assets	2
Current assets of discontinued operations	$382

Property and equipment, net	131
Other assets	1
Other assets of discontinued operations	$132

Accounts payable	70
Accrued compensation and other liabilities	84
Current liabilities of discontinued operations	$154

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

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the nine months ended September 30, 2014 and the year ended December 31, 2013:

	September 30, 2014	December 31, 2013
Beginning balance	$72	$73

Warranty expense	104	123
Closed warranty claims	(85)	(124)

Ending balance	$91	$72

6.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	September 30, 2014	December 31, 2013
United States	$3,201	$3,402
Other – primarily Asia	1,020	1,337
Consolidated	$4,221	$4,739

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

The geographical distribution of net sales to geographical areas for the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
United States	$12,413	$8,451	$38,253	$25,381
Germany	423	595	1,486	1,123
Japan	411	417	1,017	1,198
China	824	711	2,170	2,908
Singapore	929	188	1,871	312
Switzerland	305	213	912	1,001
Vietnam	357	253	1,158	887
UK	175	268	938	1,018
Hong Kong	46	145	570	431
Turkey	180	49	503	226
France	471	488	1,396	1,289
All other countries	471	552	1,548	2,161
Consolidated	$17,005	$12,330	$51,822	$37,935

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific. For the three and nine months ended September 30, 2014, one customer accounted for 36% and 38% of the Company’s consolidated net sales. For the three and nine months ended September 30, 2013, two customers accounted for a combined 51% and 37% of the Company’s consolidated net sales.

At September 30, 2014, two customers combined accounted for 31% of the Company’s consolidated accounts receivable. At December 31, 2013, two customers accounted for a combined 34% of the Company’s consolidated accounts receivable.

7.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
September 30, 2014
Domestic	$4,082	$1,410	$1,729	$7,221
Foreign	2,019	651	215	2,885
Total	$6,101	$2,061	$1,944	$10,106

December 31, 2013
Domestic	$3,548	$1,173	$1,604	$6,325
Foreign	2,114	842	119	3,075
Total	$5,662	$2,015	$1,723	$9,400

8.	Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	September 30, 2014	December 31, 2013

Domestic Asset-Based Revolving Credit Facility	$3,538	$4,450
Foreign Overdraft and Letter of Credit Facility	1,047	1,281
Domestic Term-Loan	2,000	2,750
Total Debt	6,585	8,481
Less: Current maturities	(2,014)	(2,210)
Total Long-Term Debt	$4,571	$6,271

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

Weighted average interest on the revolving credit facility was 4.54% for the nine months ended September 30, 2014 and 4.65% for the year ended December 31, 2013. The outstanding balance of the revolving credit facility was $3,538 and $4,450 at September 30, 2014 and December 31, 2013, respectively. The total availability on the revolving credit facility was approximately $3,251 and $1,682 at September 30, 2014 and December 31, 2013, respectively.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan. The Company was in compliance with the financial covenants under the credit facility as of September 30, 2014.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $2,655 line of credit as of September 30, 2014 based on applicable exchange rates. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs with varying due dates from 2013 to 2015. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.93% and 3.95% for the nine months ended September 30, 2014 and the year ended December 31, 2013. The outstanding balance was $1,047 and $1,281 at September 30, 2014 and December 31, 2013, respectively. The total remaining availability on the international senior secured credit agreement was approximately $868 and $888 at September 30, 2014 and December 31, 2013, respectively.

9.	Income Taxes

Income tax expense for the three and nine months ended September 30, 2014 was $68 and $151 compared to $121 and $159 for the same periods in 2013. The expense was primarily due to foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the three and nine months ended September 30, 2014 and 2013.

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
United States	$(6)	$(612)	$625	$(1,662)
Singapore	417	169	1,175	(1,027)
Indonesia	17	14	53	41
Germany	198	118	456	382

Income (loss) before income taxes and discontinued operations	$626	$(311)	$2,309	$(2,266)

10.	Shareholders’ Equity and Stock-based Compensation

The Company has a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 Equity Incentive Plan. New grants may not be made under the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of September 30, 2014. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 699 shares. The Plan was amended in 2010 and 2012 to authorize an additional 250 and 300 shares, respectively, for issuance under the Plan. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 Equity Incentive Plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of September 30, 2014. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 Equity Incentive Plan. The director program gives each non-employee director the right under the 2006 Equity Incentive Plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. No shares were issued in lieu of cash for director fees under the director program for the three and nine months ended September 30, 2014 and 2013.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There was 1 share purchased under the management purchase program during the three and nine months ended September 30, 2014 and no shares purchased during this same prior year period, respectively.

Stock option activity as of and during the nine months ended September 30, 2014 was as follows:

	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2013	1,407	$5.75
Options forfeited or cancelled	(41)	4.46
Options expired	(20)	14.70
Options granted	137	4.76
Options exercised	(185)	3.88

Outstanding at September 30, 2014	1,298	$5.82	$1,681

Exercisable at September 30, 2014	1,006	$6.11	$1,284

Available for future grant at December 31, 2013	182

Available for future grant at September 30, 2014	204

The number of shares available for future grants at September 30, 2014 does not include a total of up to 140 shares subject to options outstanding under the 2001 stock option plans and non-employee directors’ stock option plans which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $3.17 for options granted during the nine months ended September 30, 2014. The weighted average fair value of options granted was $2.52 for options granted during the nine months ended September 30, 2013.

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

The weighted average remaining contractual life of options exercisable at September 30, 2014 was 4.13 years.

The Company recorded $110 and $352 of non-cash stock option expense for the three and nine months ended September 30, 2014. The Company recorded $136 and $402 of non-cash stock option expense for the three and nine months ended September 30, 2013. As of September 30, 2014, there was $515 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 1.83 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan initially provided that a maximum of 100 shares may be sold under the Purchase Plan as of the date of adoption. On April 27, 2011, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares which may be purchased under the plan by an additional 100 shares. There were 4 and 12 shares purchased under the plan for the three and nine months ended September 30, 2014 and a total of 6 and 19 shares purchased for the three and nine months ended September 30, 2013.

11.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended

	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Numerator:
Income (loss) before discontinued operations	$558	$(432)	$2,158	$(2,425)
Loss from discontinued operations, net of income taxes	—	(393)	(270)	(2,314)
Net income (loss)	$558	$(825)	$1,888	$(4,739)

Denominator:
Basic – weighted shares outstanding	5,820	5,702	5,777	5,694
Weighted shares assumed upon exercise of stock options	328	—	260	—
Diluted – weighted shares outstanding	6,148	5,702	6,037	5,694

Basic income (loss) per share:
Continuing operations	$0.10	$(0.08)	$0.37	$(0.43)
Discontinued operations	—	(0.07)	(0.05)	(0.41)
Net income (loss) per share:	$0.10	$(0.14)	$0.33	$(0.83)

Diluted income (loss) per share:
Continuing operations	$0.09	$(0.08)	$0.36	$(0.43)
Discontinued operations	—	(0.07)	(0.04)	(0.41)
Net income (loss) per share:	$0.09	$(0.14)	$0.31	$(0.83)

The dilutive impact summarized above relates to the periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted. Earnings per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the treasury stock method for computing the diluted earnings per share. Individual components of basic and diluted income (loss) per share may not sum to the total income (loss) per share due to rounding.

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

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $122 and $367 for the three and nine months ended September 30, 2014 and approximately $122 and $364 for the three and nine months ended September 30, 2013. On October 31, 2013, the subsidiary executed a lease amendment with the partnership to extend the term of the lease for three years. The total annual base rent expense, real estate taxes and other charges under the newly executed lease amendment are expected to be approximately $486.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three and nine months ended September 30, 2014, the Company paid that firm approximately $48 and $135 for legal services and costs. For the three and nine months ended September 30, 2013, the Company paid that firm approximately $25 and $98 for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

14.	Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Nine Months Ended
	September 30, 2014	September 30, 2013

Interest paid	$344	$420

15.	Investment in Partnerships

The Company owns a 9% partnership interest in the Hearing Instrument Manufacturers Patent Partnership (HIMPP), and is a party to a license agreement that grants the Company access to over 45 US registered patents. The Company recorded a decrease of $49 and $133 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and nine months ended September 30, 2014. The Company recorded a decrease of $49 and $184 in the carrying amount of the investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and nine months ended September 30, 2013. Also, for the nine months ended September 30, 2014 the Company has paid $24 in operating expenses for HIMPP.

16.	Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended		Nine Months Ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013

Medical	$8,664	$5,451	$27,377	$17,465
Hearing Health	5,533	4,986	17,009	15,213
Professional Audio Communications	2,808	1,893	7,436	5,257

Total Revenue	$17,005	$12,330	$51,822	$37,935

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

In the cardiac diagnostic monitoring market, we provide solutions for ambulatory cardiac monitoring. Our first two product platforms, Sirona and Centauri, received FDA 510(k) approval in late 2011. The Sirona platform, which incorporates the PhysioLink technology, is essentially two products in one design: it can be used as an event recorder, a holter monitor or both. This platform is very small, rechargeable, and water spray proof. IntriCon is receiving feedback from its customers about the treatment flexibility and economic benefits of remote patient monitoring. The Company has contracts in place with lead customers for the Sirona platform and anticipates expanding that customer base during the last quarter of 2014.

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

Value Hearing Health Market
The Company believes the value hearing health (VHH) market offers significant growth opportunities. In the United States alone, there are approximately 36 million hearing impaired individuals. This population is expected to grow significantly over the next ten years as the 65-year-old-plus age demographic is one of the fastest growing segments in the U.S., Europe and Japan. The current market penetration into the U.S. hearing impaired population is approximately 20%. We believe the U.S. market penetration is low primarily due to the high costs to purchase a hearing device, consolidation at the retail level and inconveniences in the distribution channel. This has created the opportunity for alternative care models, such as the value hearing aid (VHA) channel and personal sound amplifier (PSAP) channel. To capitalize on these opportunities, IntriCon has increased its sales and marketing expertise and hired an industry veteran to help spearhead the Company’s efforts in the VHH market. The Company is aggressively pursuing prospective partnerships and customers who can benefit from our value proposition and we are aggressively pursuing the value hearing aid and personal amplifier products (PSAP) channels.

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

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

•	our ability to successfully implement our business and growth strategy;
•	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection with that insolvency;
•	the volume and timing of orders received by us, particularly from Medtronic;
•	changes in our estimated future cash flows;
•	our ability to collect our accounts receivable;
•	foreign currency movements in markets that we service;
•	changes in the global economy and financial markets;
•	weakening demand for our products due to general economic conditions;
•	changes in the mix of products sold;
•	our ability to meet demand;
•	changes in customer requirements;
•	timing and extent of research and development expenses;
•	FDA approval, timely release and acceptance of our products;
•	competitive pricing pressures;
•	pending and potential future litigation;
•	cost and availability of electronic components and commodities for our products;
•	our ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;
•	our ability to comply with covenants in our debt agreements or to obtain waivers if we do not comply;

•	our ability to repay debt when it comes due;
•	our ability to obtain extensions of our current credit facility or a new credit facility;
•	the loss of one or more of our major customers;
•	our ability to identify, complete and integrate acquisitions;
•	effects of legislation;
•	effects of foreign operations;
•	the costs and risks associated with research and development investments;
•	our ability and the ability of our customers to protect intellectual property;
•	loss of members of our senior management team; and
•	other risk factors set forth in our most recent Annual Report on Form 10-K or any prior Quarterly Report on Form 10-Q, which are incorporated by reference into this Report.

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

Results of Operations

Sales, net

Our net sales are comprised of three main markets: medical, hearing health, and professional audio communications. Below is a summary of our sales by main markets for the three and nine months ended September 30, 2014 and 2013:

			Change
Three Months Ended September 30	2014	2013	Dollars	Percent
Medical	$8,664	$5,451	$3,213	58.9%
Hearing Health	5,533	4,986	547	11.0%
Professional Audio Communications	2,808	1,893	915	48.3%
Consolidated Net Sales	$17,005	$12,330	$4,675	37.9%

Nine Months Ended September 30
Medical	$27,377	$17,465	$9,912	56.8%
Hearing Health	17,009	15,213	1,796	11.8%
Professional Audio Communications	7,436	5,257	2,179	41.4%
Consolidated Net Sales	$51,822	$37,935	$13,887	36.6%

For the three and nine months ended September 30, 2014, we experienced increases of 58.9% and 56.8% in net sales in the medical market compared to the same periods in 2013. In September 2013, Medtronic obtained the FDA approval for the 530G insulin pump system which is the primary reason sales have increased significantly from the prior period. While IntriCon expects medical sales growth to remain strong overall in the fourth quarter of 2014 year over year, the Company does not anticipate a sequential increase from the third quarter. Management believes that the industry-wide trend to shift the point of care from expensive traditional settings, such as hospitals, to less expensive non-traditional settings like the home, will result in growth of the medical bio-telemetry industry. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in both the diabetes market, with its Medtronic partnership, and cardiac diagnostic monitoring bio-telemetry market. The Company believes there are growth opportunities in these markets as well other emerging biotelemetry and home care markets, such as sleep apnea, that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the three and nine months ended September 30, 2014 increased 11.0% and 11.8% compared to the same periods in 2013. The increases for the three and nine months ended September 30, 2014 were primarily due to strong device sales to UHC slightly offset by lower conventional channel sales. Market dynamics, such as low penetration rates, an aging population, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such the insurance channel and PSAP channel. IntriCon believes it is very well positioned to serve these value hearing health market channels. The Company will be aggressively pursuing larger customers who can benefit from our value proposition. Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices.

Net sales to the professional audio device sector increased 48.3% and 41.4% for the three and nine months ended September 30, 2014 compared to the same periods in 2013. During the third quarter, a second shipment was made to the Singapore government to provide technically advanced headsets worn in military applications, which makes up a large portion of the period over period increase. This contract will run through the end of 2014. Additionally, we believe our extensive portfolio of communication devices that are portable, smaller and perform well in noisy or hazardous environments will provide future long-term growth in this market. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three and nine months ended September 30, 2014 and 2013, was as follows:

	2014		2013		Change
Three Months Ended September 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Gross Profit	$4,476	26.3%	$2,701	21.9%	$1,775	65.7%
Nine Months Ended September 30
Gross Profit	$14,021	27.1%	$8,332	22.0%	$5,689	68.3%

The 2014 gross profit increase over the comparable prior year period was primarily due to higher overall sales volumes and cost reductions from global restructuring initiatives, partially offset by a less favorable sales mix.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three and nine months ended September 30, 2014 and 2013 were as follows:

	2014		2013		Change
Three Months Ended September 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Sales and Marketing	$917	5.4%	$801	6.5%	$116	14.5%
General and Administrative	1,647	9.7%	1,512	12.3%	135	8.9%
Research and Development	1,214	7.1%	519	4.2%	695	133.9%

Nine Months Ended September 30
Sales and Marketing	$2,815	5.4%	$2,424	6.4%	$391	16.1%
General and Administrative	4,887	9.4%	4,439	11.7%	448	10.1%
Research and Development	3,530	6.8%	2,997	7.9%	533	17.8%

Sales and marketing expenses increased due to the addition of experienced professionals and greater commission expenses based on the significant revenue growth. General and administrative expenses are greater than the prior year period primarily due to increased support costs. Also, sales and marketing and general and administration expenses increased due to support for VHH opportunities.Research and development increased over the prior year periods primarily due to a research and development tax credit in the third quarter of 2013 of $570.

Restructuring charges

On June 13, 2013, the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs. The plan was approved by the Company’s Board of Directors on June 12, 2013. As part of this plan, the Company: reduced investment in certain non-core professional audio communications product lines; transferred specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reduced global administrative and support workforce; transferred the medical coil operations from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity; sold its remaining security, microphone and receiver operations; added experienced professionals in value hearing health; and focused more resources in medical biotelemetry. During the three and nine months ended September 30, 2014, the Company incurred restructuring charges of $0 and $83 and during the three and nine months ended September 30, 2013, the Company incurred restructuring charges of $0 and $199. These charges are primarily related to employee termination benefits, from the restructuring of its continuing operations. In the future, the Company does not expect to incur any additional cash charges related to this restructuring.

Interest expense

Net interest expense for the three and nine months ended September 30, 2014 was $99 and $362 compared to $161 and $468 for the comparable three and nine month periods in 2013. The decrease in interest expense was primarily due to lower average debt balances and improved bank ratios that allow the Company to borrow at lower rates compared to the prior year.

Equity in loss of partnerships

The equity in loss of partnerships for the three and nine months ended September 30, 2014 was $49 and $133 compared to $49 and $184 for the same periods in 2013, due to changes in carrying amounts described below.

The Company recorded a decrease of $49 and $133 in the carrying amount of its HIMPP investment, reflecting amortization of the patents, other intangibles and the Company’s portion of the partnership’s operating results for the three and nine months ended September 30, 2014 compared to a decrease of $49 and $184 in the same respective periods in 2013. Also, for the nine months ended September 30, 2014 the Company has paid $24 in operating expenses for HIMPP.

Other income

Other income for the three and nine months ended September 30, 2014 was $76 and $122 compared to other income of $30 and $113 for the same periods in 2013. The change in other income primarily related to foreign exchange rate gains and foreign government grants and tax refunds.

Income tax expense

Income tax expense for the three and nine months ended September 30, 2014 was $68 and $151 compared to $121 and $159 for the same periods in 2013. The expense for the three and nine months ended September 30, 2014 was primarily due to taxable income generated by foreign operations.

Loss from discontinued operations

Loss from discontinued operations, net of income taxes, for the three and nine months ended September 30, 2014 was $0 and $270 compared to $393 and $2,314 for the same periods in 2013. Included in the net loss for nine months ended September 30, 2013 were $983 in impairment charges primarily related to long-lived assets and goodwill.

Liquidity and Capital Resources

As of September 30, 2014, we had $408 of cash on hand. Sources of our cash for the nine months ended September 30, 2014 were from our operating activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Nine Months Ended
	September 30, 2014	September 30, 2013
Cash provided by (used in):
Operating activities	$2,935	$2,195
Investing activities	(450)	(444)
Financing activities	(2,192)	(1,815)
Effect of exchange rate changes on cash	(102)	35
Increase (decrease) in cash	$191	$(29)

The most significant items that contributed to the $2,935 of cash provided by operating activities was the net income of $1,888 and increase in accounts payable and accrued expenses partially offset by an increase in accounts receivable and inventory.

Net cash used in investing activities of $450 consisted of $981 of purchases of property, plant and equipment partially offset by proceeds of $500 from the sale of the Company’s discontinued securities, certain microphone and receiver business.

Net cash used in financing activities of $2,192 was comprised primarily of repayments of borrowings under our credit facilities.

The Company had the following bank arrangements:

	September 30, 2014	December 31, 2013

Total borrowing capacity under existing facilities	$10,704	$11,051

Facility borrowings:
Domestic revolving credit facility	3,538	4,450
Domestic term loan	2,000	2,750
Foreign overdraft and letter of credit facility	1,047	1,281
Total borrowings and commitments	6,585	8,481

Remaining availability under existing facilities	$4,119	$2,570

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

In February 2014, the Company and its domestic subsidiaries entered into a Sixth Amendment to the Loan and Security Agreement and Waiver with The PrivateBank and Trust Company. The amendment, among other things:

•	extended the term loan and revolving loan maturity date to February 28, 2018, keeping the existing term loan amortization schedule in place;

•

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

•	amended the applicable base rate margin, applicable LIBOR rate margin, applicable LOC fee and applicable non-use fee based on the then applicable leverage ratio;

•	amended the funded debt to EBITDA and fixed charge coverage covenants;

•	revised the definition of net income;

•	approved the application of net proceeds from the IntriCon Tibbetts asset sale against amounts outstanding under the revolving credit facility; and

•	waived certain financial covenant defaults as of December 31, 2013.

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on the Company’s leverage ratio of funded debt / EBITDA, at the option of the Company, at:

•	the London InterBank Offered Rate (“LIBOR”) plus 2.75% - 4.00%, or

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

Weighted average interest on the revolving credit facility was 4.54% for the nine months ended September 30, 2014 and 4.65% for the year ended December 31, 2013. The outstanding balance of the revolving credit facility was $3,538 and $4,450 at September 30, 2014 and December 31, 2013, respectively. The total availability on the revolving credit facility was approximately $3,251 and $1,682 at September 30, 2014 and December 31, 2013, respectively.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan. The Company was in compliance with the financial covenants under the credit facility as of September 30, 2014.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $2,655 line of credit as of June 30, 2014 based on applicable exchange rates. The international credit agreement was modified in August 2010 and again in August 2011 to allow for an additional total of $736 in borrowing under the existing base to fund the Singapore facility relocation, Batam facility construction and various other capital needs with varying due dates from 2013 to 2015. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.93% and 3.95% for the nine months ended September 30, 2014 and the year ended December 31, 2013. The outstanding balance was $1,047 and $1,281 at September 30, 2014 and December 31, 2013, respectively. The total remaining availability on the international senior secured credit agreement was approximately $868 and $888 at September 30, 2014 and December 31, 2013, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2014 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

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

101

The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 30, 2014, (Unaudited) and December 31, 2013; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2014, and 2013; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2014, and 2013; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2014, and 2013; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION
(Registrant)

Date: November 12, 2014	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: November 12, 2014	By:	/s/ Scott Longval
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

101

The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 30, 2014, (Unaudited) and December 31, 2013; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2014, and 2013; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2014, and 2013; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2014, and 2013; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.