Form 10-K
period 2014-12-31
INTRICON CORP
filed 2015-03-06
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant on June 30, 2014 was $43,317,476. Common shares held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common shares on February 19, 2015 was 5,848,286.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2015 annual meeting of shareholders are incorporated by reference into Part III of this report; provided, however, that the Audit Committee Report and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1.  Business

Company Overview

IntriCon Corporation (together with its subsidiaries referred herein as the “Company”, or “IntriCon”, “we”, “us” or “our”) is an international company engaged in designing, developing, engineering and manufacturing body-worn devices.  The Company serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for medical bio-telemetry devices, value hearing health devices and professional audio communication devices. The Company, headquartered in Arden Hills, Minnesota, has facilities in Minnesota, California, Singapore, Indonesia and Germany, and operates through subsidiaries. The Company is a Pennsylvania corporation formed in 1930.  The Company has gone through several transformations since its formation. The Company’s core business of body-worn devices was established in 1993 through the acquisition of Resistance Technologies Inc., now known as IntriCon, Inc.  The majority of IntriCon’s current management came to the Company with the Resistance Technologies Inc. acquisition, including IntriCon’s President and CEO, who was a co-founder of Resistance Technologies Inc.

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

Business Highlights

Major Events in 2014

The Company reported its strongest financial results in over a decade, including its strongest revenue, margin and earnings.

On December 4, 2014 the Company announced an exclusive distribution agreement with PC Werth in the United Kingdom. PC Werth, through its partnership with IntriCon, has been appointed as one of the main suppliers to the National Health Service (NHS) Supply Chain’s National Framework. The NHS is the largest purchaser of hearing aids in the world, supplying an estimated 1.2 million hearing aids annually.

On February 14, 2014, the Company and its domestic subsidiaries entered into a Sixth Amendment to the Loan and Security Agreement and Waiver with The PrivateBank and Trust Company, which among other things extended the maturity date of the term loan and revolving credit facility to February 28, 2018 (refer to Note 7).

On January 27, 2014, the Company sold its remaining security and certain microphone and receiver operations;, which marked the final milestone in the global strategic restructuring plan announced in 2013.

Major Events in 2013

On June 13, 2013, the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs by approximately $3.0 million annually. As part of this plan, the Company reduced investment in certain non-core professional audio communications product lines; transferred specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reduced its global administrative and support workforce; transferred the medical coil operations from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity, added experienced professionals in value hearing health; and focused more resources in medical biotelemetry. During the 2013 third quarter, the Company’s customer, Medtronic, received Food and Drug Administration (FDA) approval for their MiniMed 530G insulin pump. Medical market sales strengthened in the 2013 fourth quarter as Medtronic ramped for its launch of the MiniMed 530G.

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

Market Overview:

IntriCon serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for medical bio-telemetry devices, value hearing health devices and professional audio communication devices. Revenue from the medical bio-telemetry and value hearing health markets is reported on the respective medical and hearing health lines in the discussion of our results of operations in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 “Revenue by Market” to the Company’s consolidated condensed financial statements included herein.

Value Hearing Health Market
The Company believes the value hearing health (VHH) market offers significant growth opportunities. In the United States alone, there are approximately 48 million adults that report some degree of hearing loss. In adults the most common cause of hearing loss is aging and noise. In fact, by the age of 65 year old, one out of three people have hearing loss. The hearing impaired population is expected to grow significantly over the next decade due to an aging population and more frequent exposure to loud sounds that can cause noise-induced hearing loss. It is estimated that hearing aids can help more than 90 percent of people with hearing loss, however the current market penetration into the U.S. hearing impaired population is approximately 20 percent, a percentage that has remained essentially unchanged for the last four decades. We believe the U.S. market penetration is low primarily due to the high costs to purchase a hearing aid, consolidation at the retail level and inconveniences in the distribution channel. These factors have created the opportunity for alternative care models, such as the value hearing aid (VHA) channel and personal sound amplifier (PSAP) channel. The VHA channel is outcome based focused and requires the best device and software technology, to provide the most efficient, lowest cost solution to the consumer.   IntriCon has positioned itself as a leader in these channels through significant, on-going investments in sales and marketing and its research and development. The Company is aggressively pursuing prospective partnerships and customers who can benefit from our value proposition and the VHA and PSAP channels.

In the VHA channel, the Company entered into a manufacturing agreement with hi HealthInnovations, a UnitedHealth Group company, to become their supplier of hearing aids. At the beginning of 2012, hi HealthInnovations launched a suite of high-tech, lower-cost hearing devices for their Medicare and Part D participants and later in the year announced they were increasing this offering to the over 26 million people enrolled in their employer-sponsored and individual health benefit plans. Recently they have expanded their offering to include a hearing aid discount program for health plans. This program is available nationwide to all health insurers, including employer-sponsored, individual and Medicare plans. The insurance model has been successfully demonstrated internationally, where several countries providing a full insurance program are serving 40 to 70 percent of the hearing impaired population. Further, research in the U.S. has shown a fully insured model will encourage an individual to seek treatment at an earlier stage of hearing loss, greatly increasing the market size and penetration. The Company also has various international VHA initiatives. In 2014 the Company entered into an exclusive distribution agreement with PC Werth in the United Kingdom. PC Werth, through its partnership with IntriCon, has been appointed as one of the main suppliers to the National Health Service (NHS) Supply Chain’s National Framework. The NHS, which offers free hearing health care to UK citizens, is the largest purchaser of hearing aids in the world, supplying an estimated 1.2 million hearing aids annually.

We also believe there are niches in the conventional hearing health channel that will embrace our VHA proposition. High costs of conventional devices and retail consolidation have constrained the growth potential of the independent audiologist and dispenser.  We believe our software and product offering can provide the independent audiologist and dispensers the ability to compete with larger retailers, such as Costco and manufacturer owned retail distributors.

In the past few years the PSAP channel, which includes ear worn devices that provide cost effective sound amplification, has begun to emerge.  These sound amplification devices are not regulated by the FDA, as they are hearing aids and make no claims of compensating for hearing loss. They can be purchased “off-the-shelf” and are not fit or prescribed to meet a specific individual’s needs rather, these devices amplify sound and tend to be used in noisy or challenging environments. They have a significantly lower retail price to the consumer than traditional hearing aids. Additionally, the Company believes there is great potential to market its situational listening devices (SLD’s). Similar to the PSAP devices, the Company’s SLD’s are intended to help people hear in noisy environments, like restaurants and automobiles, and listen to television, music, and direct broadcast by wireless connection. Such devices are intended to be supplements to conventional hearing aids, which do not handle those situations well. The product line consists of an earpiece, TV transmitter, companion microphone, iPod/iPhone transmitter, and USB transmitter.

We believe IntriCon is very well positioned to serve these VHH market channels. Over the past several years the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices and can help drive efficiencies in the delivery model. Our DSP devices provide better clarity and an improved ability to filter out background noise at attractive pricing points. We believe product platform introductions such as the Audion Amplifiers, APT™ and Lumen™ devices will drive market share gains into all channels of the emerging VHH market.

Medical Bio-Telemetry
In the medical bio-telemetry market, the Company is focused on sales of bio-telemetry devices for life-critical diagnostic monitoring. Using our nanoDSP and BodyNet™ technology platforms, the Company manufactures microelectronics, micro-mechanical assemblies, high-precision injection-molded plastic components and complete bio-telemetry devices for emerging and leading medical device manufacturers. The medical industry is faced with pressures to reduce the cost of healthcare. Driven by core technologies, such as the IntriCon Physiolink™ that wirelessly connects patients and care givers in non-traditional ways, IntriCon helps shift the point of care from expensive traditional settings, such as hospitals, to less expensive non-traditional settings like the home. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices. We have a strategic relationship with Advanced Medical Electronics Corp. (AME) that allows us to develop new bio-telemetry devices that better connect patients and care givers, providing critical information and feedback. Through the further development of our ULP BodyNet family, we believe the bio-telemetry markets offer significant opportunity.

IntriCon currently has a strong presence in both the diabetes and cardiac diagnostic monitoring bio-telemetry markets. For diabetes, IntriCon has partnered with Medtronic to manufacture their wireless continuous glucose monitors, sensors, and related accessories that measure glucose levels and deliver real-time blood glucose trend information. During the 2013 third quarter, Medtronic received Food and Drug Administration (FDA) approval for their MiniMed 530G insulin pump system. To support their MiniMed 530G system launch in the United States, IntriCon built and sold significant inventory from the fourth quarter of 2013 through the first half of 2014.  In addition to the MiniMed 530G system, the products we manufacture also support Medtronic’s international insulin pump system offerings, such as the recently unveiled MiniMed 640G system.  Further, we believe there are opportunities to expand our diabetes product offering with Medtronic as well as move into new markets outside of the diabetes market.

In the cardiac diagnostic monitoring market, we provide solutions for ambulatory cardiac monitoring. Our first two product platforms, Sirona and Centauri, received FDA 510(k) approval in late 2011. The Sirona platform, which incorporates the PhysioLink technology, is essentially two products in one design: it can be used as an event recorder, a holter monitor or both. This platform is very small, rechargeable, and water spray proof. IntriCon is receiving feedback from its customers about the treatment flexibility and economic benefits of remote patient monitoring. The Company has contracts in place with lead customers for the Sirona platform and anticipates expanding that customer base during the first quarter of 2015.

IntriCon has a suite of medical coils and micro coils that it offers to various original equipment manufacturing (OEM) customers. These products are currently used in pacemaker programming and interventional catheter positioning applications. As part of the global restructuring initiative, the Company is increasing its investment of resources and capital to help expand our customer base and market share.

IntriCon manufactures bubble sensors and flow restrictors that monitor and control the flow of fluid in an intravenous infusion system as well as a family of safety needle products for an OEM customer that utilizes IntriCon’s insert and straight molding capabilities. These products are assembled using full automation, including built-in quality checks within the production lines.

Lastly, IntriCon is targeting other emerging biotelemetry and home care markets, such as sleep apnea, that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight. To do so, IntriCon is focusing more capital and resources in sales and marketing  and research and development to expand its reach to other large medical device and health care companies.

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

Core Technologies Overview:
Our core technologies expertise is focused on three main markets: medical bio-telemetry, value hearing health and professional audio communications. Over the past several years, the Company has increased investments in the continued development of four critical core technologies: Ultra-Low-Power (ULP) Digital Signal Processing (DSP), ULP Wireless, Microminiaturization, and Miniature Transducers. These four core technologies serve as the foundation of current and future product platform development, designed to meet the rising demand for smaller, portable more advanced devices and the need for greater efficiencies in the delivery models. The continued advancements in this area have allowed the Company to further enhance the mobility and effectiveness of miniature body-worn devices.

ULP DSP
DSP converts real-world analog signals into a digital format. Through our nanoDSP™ technology, IntriCon offers an extensive range of ULP DSP amplifiers for hearing, medical and professional audio applications. Our proprietary nanoDSP incorporates advanced ultra-miniature hardware with sophisticated signal processing algorithms to produce devices that are smaller and more effective.

The Company further expanded its DSP portfolio including improvements to its Reliant CLEAR™ feedback canceller, offering increased added stable gain and faster reaction time. Additionally, newly developed DSP technologies are utilized in our recently unveiled Audion8™, our new eight-channel hearing aid amplifier. The Audion8 is a feature-rich amplifier designed to fit a wide array of applications. In addition to multiple compression channels, the amplifier has a complete set of proven adaptive features which greatly improve the user experience.

ULP Wireless
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

Marketing and Competition:
IntriCon intends to focus more capital and resources in marketing and sales to expand its reach into large medical device and healthcare companies in the medical bio-telemetry and value hearing health markets outlined above.  The Company believes this will allow us to advance our technology portfolio, advance new product platforms, strengthen customer relationships and expand our market knowledge.

Currently, IntriCon sells its hearing instrument components directly to domestic hearing instrument manufacturers and distributors through an internal sales force.  Sales of medical and professional audio communications products are also made primarily through an internal sales force.  In recent years, a small number of companies have accounted for a substantial portion of the Company’s sales.

In 2014, one customer accounted for approximately 37 percent of the Company’s net sales. During 2014, the top five customers accounted for approximately $38,690, or 57% percent, of the Company’s net sales. See note 4 to the consolidated financial statements for a discussion of net sales and long-lived assets by geographic area.

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

Employees.  As of December 31, 2014, the Company had a total of 561 full time equivalent employees, of whom 36 are executive and administrative personnel, 17 are sales personnel, 26 are engineering personnel and 482 are operations personnel. The Company considers its relations with its employees to be satisfactory. None of the Company’s employees are represented by a union.

As a supplier of consumer and medical products and parts, IntriCon is subject to claims for personal injuries allegedly caused by its products.  The Company maintains what it believes to be adequate insurance coverage.

Research and Development.  IntriCon conducts research and development activities primarily to improve its existing products and proprietary technology.  The Company is committed to increasing its investment in the research and development of proprietary technologies, such as the ULP nanoDSP and ULP wireless technologies.  The Company believes the continued development of key proprietary technologies will be the catalyst for long-term revenues and margin growth. Research and development expenditures were $4,832, $4,181, and $4,481 in 2014, 2013 and 2012, respectively. These amounts are net of customer and grant reimbursed research and development. In 2013, the Company filed for a Minnesota research and development tax credit of $567, which lowered the research and development expenditure for the year.

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

The registration system for our medical devices in the EU requires that our quality system conform to international quality standards and that our medical devices conform to “essential requirements” set forth by the Medical Device Directive (“MDD”). Manufacturing facilities and processes under which our ECG recorder devices are produced are inspected and audited by our International Organization for Standardization (“ISO”) registrar British Standards Institute (“BSI”). Our authorized representative, CE Partner 4U, maintains our technical file and registers our products with competent authorities in all EU member states. Manufacturing facilities and processes under which all of our other medical devices are produced are inspected and audited annually by the BSI. These audits verify our compliance with the essential requirements of the MDD. These certifying bodies verify that our quality system conforms to the international quality standard ISO 13485:2003 and that our products conform to the “essential requirements” and “supplementary requirements” set forth by the MDD for the class of medical devices we produce. These certifying bodies also certify our conformity with both the quality standards and the MDD requirements, entitling us to place the “CE” mark on all of our ECG recorder devices. Our hearing aid devices typically bear the CE mark of our customers who assume regulatory responsibilities for those devices. In 2014, IntriCon obtained “CE” certification for our own hearing aid devices and we are prepared to supply these devices into the European market.

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
\

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

We are dependent on a small number of customers for a large portion of our revenues. In fiscal year 2014, our largest customer accounted for approximately 37 percent of our net sales and our five largest customers accounted for approximately 57 percent of our net sales.  A significant decrease in the sales to or loss of any of our major customers could have a material adverse effect on our business and results of operations. Our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products.  No assurance can be given that our major customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We may not be able to collect outstanding accounts receivable from our customers.

Some of our customers purchase our products on credit, which may cause a concentration of accounts receivable among some of our customers. As of December 31, 2014, we had accounts receivable, less allowance for doubtful accounts, of $7,673, which represented approximately 48 percent of our shareholders’ equity as of that date.  As of that date, two customers accounted for a combined total of 28 percent of our accounts receivable. Our financial condition and profitability may be harmed if one or more of our customers are unable or unwilling to pay these accounts receivable when due.

Despite signs of improvement in economic conditions, downturns in the domestic economic environment could cause a severe disruption in our operations.

Our business has been negatively impacted by the domestic economic environment in recent years. If the economy does not continue to improve or worsens, there could be several severely negative implications to our business that may exacerbate many of the risk factors we identified including, but not limited to, the following:

Liquidity:

●
The domestic economic environment and the associated credit crisis could worsen and reduce liquidity and this could have a negative impact on financial institutions and the country’s financial system, which could, in turn, have a negative impact on our business.

●
We may not be able to borrow additional funds under our existing credit facility and may not be able to expand our existing facility if our lender becomes insolvent or its liquidity is limited or impaired or if we fail to meet covenant levels going forward. In addition, we may not be able to renew our existing credit facility at the conclusion of its current term in February 2018 or renew it on terms that are favorable to us.

●
During the last few years the Federal Reserve Board’s involvement in the purchase of U.S. government debt securities, commonly know as “quantitative easing,” has caused interest rates to be lower than they would have been with out such involvement.  As a result of the end of quantitative easing in October 2014, interest rates could begin to rise, which could disrupt domestic and world markets and could adversely affect our liquidity and results of operations.

Demand:

●
Any deterioration in the economy or a return to recession could result in lower sales to our customers.  Additionally, our customers may not have access to sufficient cash or short-term credit to obtain our products or services.

Prices:

●	Certain markets could experience deflation, which would negatively impact our average prices and reduce our margins.

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

Several of our competitors have been able to offer more standardized and less technologically advanced hearing and professional audio communication products at lower prices.  Price competition has had an adverse effect on our sales and margins. Many of our competitors are larger than us and have greater research and development resources, marketing and financial resources, manufacturing capability and customer support organizations than we have. There can be no assurance that we will be able to maintain or enhance our technical capabilities or compete successfully with our existing and future competitors.

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

The registration system for our medical devices in the EU requires that our quality system conform to international quality standards. Manufacturing facilities and processes under which our ECG recorder devices and hearing aid devices are produced, are inspected and audited by various certifying bodies.  These audits verify our compliance with applicable requirements and standards.  Further, the FDA, various state agencies and foreign regulatory agencies inspect our facilities to determine whether we are in compliance with various regulations relating to quality systems, such as manufacturing practices, validation, testing, quality control, product labeling and product surveillance. A determination that we are in violation of such regulations could lead to imposition of civil penalties, including fines, product recalls or product seizures, suspensions or shutdown of production and, in extreme cases, criminal sanctions, depending on the nature of the violation.

Further, to the extent that any of our customers to whom we supply products become subject to regulatory actions or delays, our sales to those customers could be reduced, delayed or suspended, which could have a material adverse effect on our sales and earnings.

Implementation of our growth strategy may not be successful, which could affect our ability to increase revenues.

Our growth strategy includes developing new products and entering new markets, as well as identifying and integrating acquisitions. Our ability to compete in new markets will depend upon a number of factors including, among others:

●	our ability to create demand for products in new markets;
●	our ability to manage growth effectively;
●	our ability to strengthen our sales and marketing presence;
●	our ability to successfully identify, complete and integrate acquisitions;
●	our ability to respond to changes in our customers’ businesses by updating existing products and introducing, in a timely fashion, new products which meet the needs of our customers;
●	the quality of our new products; and
●	our ability to respond rapidly to technological change.

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

In 2014, we operated in Singapore, Indonesia and Germany. Approximately 18 percent of our revenues were derived from our facilities in these countries in 2014. As of December 31, 2014 approximately 22 percent of our long-lived assets are located in these countries. Political or economic instability in these countries could have an adverse impact on our results of operations due to diminished revenues in these countries.  Our future revenues, costs of operations and profit results could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the euro, Singapore dollar and other currencies could lead to lower reported consolidated revenues due to the translation of this currency into U.S. dollars when we consolidate our revenues and results from operations.

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

As of December 31, 2014, we had bank indebtedness of $6,513. Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance.  Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors.  Many of these factors are beyond our control.  We believe that availability under our existing credit facility combined with funds expected to be generated from operations and control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months.  If, however, we are unable to renew these facilities or obtain waivers (see “Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”) in the future or do not generate sufficient cash or complete such financings on a timely basis, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained.  No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms.  In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition and performance.

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

Environmental liability and compliance obligations may affect our operations and results.

Our manufacturing operations are subject to a variety of environmental laws and regulations as well as internal programs and policies governing:

●	air emissions;
●	wastewater discharges;
●	the storage, use, handling, disposal and remediation of hazardous substances, wastes and chemicals; and
●	employee health and safety.

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

The market price of our common stock has been and is likely to be highly volatile, and there has been limited trading volume in our common stock. The common stock market price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	announcements of fluctuations in our or our competitors’ operating results;
●	the timing and announcement of sales or acquisitions of assets by us or our competitors;
●	changes in estimates or recommendations by securities analysts;
●	adverse or unfavorable publicity about our products, technologies or us;
●	the commencement of material litigation, or an unfavorable verdict, against us;
●	terrorist attacks, war and threats of attacks and war;
●	additions or departures of key personnel; and
●	sales of common stock.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting.  Currently, we are not required to include a report of our independent registered public accounting firm on our internal controls because we are a “smaller reporting company” under SEC rules; therefore, shareholders do not have the benefit of an independent review of our internal controls. While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2014, we cannot guarantee that we will not have material weaknesses in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If in the future we fail to complete this evaluation in a timely manner, or if we determine that we have a material weakness, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential investors and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and the market price of our common stock.

ITEM 1B.	Unresolved Staff Comments

None

ITEM 2.	Properties

The Company leases six facilities, three domestically and three internationally, as follows:

●
a 47,000 sq. ft. manufacturing facility in Arden Hills, Minnesota, which also serves as the Company’s headquarters, from a partnership consisting of two former officers of IntriCon Inc. and Mark S. Gorder who serves as the chairman of the board, president and CEO of the Company.  At this facility, the Company manufactures body-worn devices, other than plastic component parts.  Annual base rent expense, including real estate taxes and other charges, is approximately $486. The Company believes the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. As amended, this lease expires in November 2016.

●
a 46,000 sq. ft. building in Vadnais Heights, Minnesota at which IntriCon produces plastic component parts for body-worn devices. Annual base rent expense, including real estate taxes and other charges, is approximately $428. This lease expires in June 2016.

●
a 4,000 square foot building in Escondido, California, which houses assembly operations and administrative offices relating to our cardiac monitoring business. Annual base rent expense, including real estate taxes and other charges, is approximately $35. This lease expires in April 2016.

●
a 28,000 square foot building in Singapore which houses production facilities and administrative offices. Annual base rent expense, including real estate taxes and other charges, of the 24,000 square foot portion of the building we use is approximately $290. This lease expires in October 2015.

●
a 15,000 square foot facility in Indonesia which houses production facilities.  Annual base rent expense, including real estate taxes and other charges is approximately $97. This lease expires in July 2016.

●
a 2,000 square foot facility in Germany which houses sales and administrative offices.  Annual base rent expense, including real estate taxes and other charges, is approximately $34. This lease expires in June 2017.

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

The Company’s former wholly owned French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding.

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

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 4A.	Executive Officers of the Registrant

The names, ages and offices (as of February 19, 2015) of the Company’s executive officers were as follows:

Name	Age	Position
Mark S. Gorder	68	President, Chief Executive Officer and Director of the Company
Scott Longval	38	Chief Financial Officer and Treasurer of the Company
Michael P. Geraci	56	Vice President, Sales and Marketing
Dennis L. Gonsior	56	Vice President, Global Operations
Greg Gruenhagen	61	Vice President, Corporate Quality and Regulatory Affairs

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

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are listed on the NASDAQ Global Market under the ticker symbol “IIN”.

Market and Dividend Information

The high and low sale prices of the Company’s common stock during each quarterly period during the past two years were as follows:

	2014 Market Price Range		2013 Market Price Range
Quarter	High	Low	High	Low
First	$5.11	3.78	$5.45	4.00
Second	8.90	4.42	5.14	3.26
Third	8.88	5.74	4.70	2.75
Fourth	6.95	5.55	4.60	3.42

The closing sale price of the Company’s common stock on February 19, 2015, was $8.09 per share.

At February 19, 2015 the Company had 271 shareholders of record of common stock.  Such number does not reflect shareholders who beneficially own common stock in nominee or street name.

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

In 2014, the Company did not sell any unregistered securities and did not repurchase any of its securities.

ITEM 6.	Selected Financial Data

Year Ended December 31	2014	2013	2012	2011	2010

Sales, net	$68,303	$52,961	$59,955	$52,095	$58,697

Gross profit	18,484	12,169	15,299	12,650	15,013

Operating expenses	15,076	13,507	13,231	12,709	13,419

Interest Expense	(461)	(600)	(755)	(609)	(655)
Equity in income (loss) of partnerships	(228)	(262)	(116)	174	(135)
Gain on sale of investment in partnership	—	—	822	—	—
Other income (expense), net	227	127	(96)	52	(4)

Income (loss) from continuing operations before income taxes and discontinued operations	2,946	(2,073)	1,923	(442)	800

Income tax (expense) benefit	(428)	(217)	(164)	160	(145)

Income (loss) from continuing operations before discontinued operations	2,518	(2,290)	1,759	(282)	655

Gain (Loss) on sale of discontinued operations, net of income taxes	(120)	—	—	—	35

Loss from discontinued operations, net of income taxes	(150)	(3,872)	(1,050)	(1,143)	(329)
Net income (loss)	$2,248	$(6,162)	$709	$(1,425)	$361

Basic income (loss) per share:
Continuing operations	$0.43	$(0.40)	$0.31	$(0.05)	$0.12
Discontinued operations	(0.05)	(0.68)	(0.19)	(0.20)	(0.05)
Net income (loss)	$0.39	$(1.08)	$0.13	$(0.25)	$0.07

Diluted income (loss) per share:
Continuing operations	$0.42	$(0.40)	$0.30	$(0.05)	$0.12
Discontinued operations	(0.04)	(0.68)	(0.18)	(0.20)	(0.05)
Net income (loss)	$0.37	$(1.08)	$0.12	$(0.25)	$0.07

Weighted average number of shares outstanding during year:
Basic	5,791	5,699	5,669	5,599	5,484
Diluted	6,038	5,699	5,888	5,599	5,535

Other Financial Highlights

Year Ended December 31	2014	2013 (b)	2012 (b)	2011 (b)	2010

Working capital (a)	7,804	5,978	8,893	8,207	8,615

Total assets	33,961	32,720	39,132	40,730	36,267

Long-term debt	4,627	6,271	7,222	8,217	6,465

Shareholders’ equity	16,107	13,308	18,722	17,446	18,571

Depreciation and amortization	2,182	2,402	1,983	2,083	2,601

(a)	Working capital is equal to current assets less current liabilities.
(b)
In 2013, the Company classified its security and certain microphone, and receiver operations as discontinued operations. The Company revised its financial statements for 2011 and 2012 to reflect the discontinued operations.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

IntriCon Corporation, (the “Company” or “IntriCon”, “we”, “us” or “our”) is an international company engaged in the designing, developing, engineering and manufacturing of body-worn devices.  The Company serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature products, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, hearing instruments and professional audio communication devices.

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

Business Highlights

The Company reported its strongest financial results in over a decade, including its strongest revenue, margin and earnings.

On December 4, 2014 the Company announced an exclusive distribution agreement with PC Werth in the United Kingdom. PC Werth, through its partnership with IntriCon, has been appointed as one of the main suppliers to the National Health Service (NHS) Supply Chain’s National Framework. The NHS is the largest purchaser of hearing aids in the world, supplying an estimated 1.2 million hearing aids annually.

On February 14, 2014, the Company and its domestic subsidiaries entered into a Sixth Amendment to the Loan and Security Agreement and Waiver with The PrivateBank and Trust Company, which among other things extended the maturity date of the term loan and revolving credit facility to February 28, 2018 (refer to Note 7).

On January 27, 2014, the Company sold its remaining security and certain microphone and receiver operations; which marked the final milestone in the global strategic restructuring plan announced in 2013.

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

Results of Operations:  2014 Compared with 2013

Consolidated Net Sales

Our net sales are comprised of three main markets: medical, hearing health, and professional audio - collectively our body-worn device segment.  Below is a recap of our sales by main markets for the years ended December 31, 2014 and 2013:

			Change
	2014	2013	Dollars	Percent
Medical	$35,109	$25,978	$9,131	35.1%
Hearing Health	22,959	19,739	3,220	16.3%
Professional Audio Communications	10,235	7,244	2,991	41.3%
Consolidated Net Sales	$68,303	$52,961	$15,342	29.0%

In 2014, we experienced a 35.1 percent increase in medical sales primarily driven by higher sales to Medtronic and other key medical customers. In September 2013, Medtronic received Food and Drug Administration (FDA) approval for their MiniMed 530G insulin pump system. To support their MiniMed 530G system launch, we built and sold significant inventory from the fourth quarter of 2013 through the first half of 2014, which is the primary reason sales have increased significantly from the prior period. While the company has satisfied the initial launch volume requirements, IntriCon anticipates sequential Medtronic revenue growth in 2015. Management believes that the industry-wide trend to shift the point of care from expensive traditional settings, such as hospitals, to less expensive non-traditional settings like the home, will result in growth of the medical bio-telemetry industry. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in both the diabetes market, with its Medtronic partnership, and cardiac diagnostic monitoring bio-telemetry market. The Company believes there are growth opportunities in these markets as well other emerging biotelemetry and home care markets, such as sleep apnea, that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the year ended December 31, 2014 increased 16.3 percent over the same period in 2013. The increase was primarily due to strong device sales to hi HealthInnovations and to the conventional hearing health channel. Market dynamics, such as low penetration rates, an aging population, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such the insurance channel and PSAP channel. IntriCon believes it is very well positioned to serve these value hearing health market channels. The Company will be aggressively pursuing larger customers who can benefit from our value proposition. Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices.

Net sales to the professional audio device sector increased 41.3 percent in 2014 compared to the same period in 2013. During 2014, the Company delivered on a contract with the Singapore government to provide technically advanced headsets worn in military applications, which makes up a large portion of the period over period increase. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross Profit

Gross profit, both in dollars and as a percent of sales, for 2014 and 2013, were as follows:

	2014		2013		Change
		Percent		Percent
	Dollars	of Sales	Dollars	of Sales	Dollars	Percent

Gross Profit	$18,484	27.1%	$12,169	23.0%	$6,315	51.9%

The 2014 gross profit increase over the comparable prior year period was primarily due to higher overall sales volumes and cost reductions from global restructuring initiatives, partially offset by a less favorable sales mix.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the years ended December 31, 2014 and 2013 were:

	2014		2013		Change
		Percent		Percent
	Dollars	of Sales	Dollars	of Sales	Dollars	Percent

Sales and Marketing	$3,699	5.4%	$3,308	6.2%	$391	11.8%
General and Administrative	6,462	9.5%	5,789	10.9%	673	11.6%
Research and Development	4,832	7.1%	4,181	7.9%	651	15.6%

Sales and marketing expenses increased due to the addition of experienced professionals and greater commission expenses based on the revenue growth. General and administrative expenses are greater than the prior year period primarily due to increased support costs. Also, sales and marketing and general and administrative expenses increased due to support for VHH opportunities. Research and development increased over the prior year periods primarily due to a research and development tax credit accrued in the third quarter of 2013 of $567 and increased expenses in 2014 to support the Company’s VHH initiative.

Restructuring charges

On June 13, 2013 the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and to reduce costs. The plan was approved by the Company’s Board of Directors on June 12, 2013. As part of this plan, the Company: reduced investment in certain non-core professional audio communications product lines; transferred specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reduced global administrative and support workforce; transferred the medical coil operations from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity; sold its remaining security, microphone and receiver operations; added experienced professionals in value hearing health; and focused more resources in medical biotelemetry. During 2014, the Company incurred restructuring charges of $83 and during 2013 the Company incurred restructuring charges of $229. These charges are primarily related to employee termination benefits from the restructuring of its continuing operations. In the future, the Company does not expect to incur any additional cash charges related to this restructuring.

Interest Expense

Interest expense for 2014 was $461, a decrease of $139 from $600 in 2013.  The decrease in interest expense was primarily due to lower average debt balances compared to the prior year.

Equity in Loss of Partnerships

The equity in loss of partnerships for 2014 was $228 compared to $262 in 2013.

The Company recorded a $182 decrease in the carrying amount of its investment in the Hearing Instrument Manufacturers Patent Partnership (“HIMPP”) for 2014, reflecting amortization of the patents and other intangibles and the Company’s portion of the partnership’s operating results for the year ended December 31, 2013, compared to a $204 decrease in the carrying amount of the investment in 2013 for the amortization of the patents and other intangibles and the Company’s portion of the partnership’s operating results for the year ended December 31, 2013. Also, in 2014 the Company paid $46 in operating expenses for HIMPP compared to $58 in 2013.

Other Income (Expense), net

In 2014, other income (expense), net was $227 compared to $127 in 2013 primarily due to a royalty payment received in 2014.

Income Tax Expense

Income taxes were as follows:

	2014	2013
Income tax expense	$428	$217
Percentage of income tax expense of income from continuing operations before income taxes and discontinued operations	14.5%	10.5%

The expense in 2014 and 2013 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position (“NOL”) for US federal and state income tax purposes and, consequently, incurs minimal income tax expense from the current period domestic operations. Our deferred tax asset related to the NOL carry forwards has been offset by a full valuation allowance. We have approximately $22,861 of NOL carry forwards available to offset future U.S. federal income taxes that begin to expire in 2022.

Loss from Discontinued Operations

Loss from discontinued operations, net of income taxes, for the year ended December 31, 2014 was $270 compared to a loss of $3,872 for the year ended December 31, 2013. Included in the net loss for the year ended December 31, 2013 was $1,700 in impairment charges.

Results of Operations:  2013 Compared with 2012

Consolidated Net Sales

Below is a recap of our sales by main markets for the years ended December 31, 2013 and 2012:

			Change
Year Ended December 31	2013	2012	Dollars	Percent
Medical	$25,978	$24,463	$1,515	6.2%
Hearing Health	19,739	23,806	(4,067)	-17.1%
Professional Audio Communications	7,244	11,686	(4,442)	-38.0%
Consolidated Net Sales	$52,961	$59,955	$(6,994)	-11.7%

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

Gross Profit

Gross profit, both in dollars and as a percent of sales, for 2013 and 2012, were as follows:

	2013		2012		Change
		Percent		Percent
Year Ended December 31	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Gross Profit	$12,169	23.0%	$15,299	25.5%	$(3,130)	-20.5%

The 2013 gross profit decrease over the comparable prior year periods was primarily due to lower overall sales volumes partially offset by cost reductions from the global restructuring.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the years ended December 31, 2013 and 2012 were:

	2013		2012		Change
		Percent		Percent
Year Ended December 31	Dollars	of Sales	Dollars	of Sales	Dollars	Percent

Sales and Marketing	$3,308	6.2%	$3,324	5.5%	$(16)	-0.5%
General and Administrative	5,789	10.9%	5,426	9.1%	363	6.7%
Research and Development	4,181	7.9%	4,481	7.5%	(300)	-6.7%

Sales and marketing decreased slightly over the prior year due to reduced sales and related selling commissions. During the third quarter of 2013, the Company contracted with an experienced hearing health veteran to lead the Value Hearing Health strategic initiative. General and administrative expenses increased over the prior year period primarily driven by increased stock based compensation and increased administrative bank fees compared to 2012. Research and development decreased over the prior year primarily due to research and development tax credit refunds accrued of $567 and the global restructure plan, partially offset by higher outside service costs.

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

Other Income (Expense), net

In 2013, other income (expense), net was $127 compared to $ (96) in 2012 primarily related to the gain (loss) on foreign currency exchange.

Income Tax (Expense) Benefit

Income taxes were as follows:

	2013	2012
Income tax (expense) benefit	$(217)	$(164)
Percentage of income tax (expense) benefit of income from continuing operations before income taxes and discontinued operations	10.5%	-8.5%

The expense in 2013 and 2012 was primarily due to foreign taxes on German and Singapore operations. The Company is in a net operating loss position (“NOL”) for US federal and state income tax purposes and, consequently, minimal income tax expense from the current period domestic operations was recognized. Our deferred tax asset related to the NOL carryforward has been effected by a full valuation allowance.

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

Liquidity and Capital Resources

Our primary sources of cash have been cash flows from operations, bank borrowings, and other financing transactions. For the last three years, cash has been used for repayments of bank borrowings, purchases of equipment, establishment of an additional Asian manufacturing facility and working capital to support research and development.

As of December 31, 2014, we had approximately $328 of cash on hand.  Sources and uses of our cash for the year ended December 31, 2014 have been from our operations, as described below.

Consolidated net working capital increased to $7,804 at December 31, 2014 from $5,978 at December 31, 2013. Our cash flows from operating, investing and financing activities, as reflected in the statement of cash flows for the years ended December 31, are summarized as follows:

	December 31, 2014	December 31, 2013	December 31, 2012
Cash provided by (used in):
Operating activities	$2,921	$2,674	$2,006
Investing activities	(958)	(930)	(1,109)
Financing activities	(1,698)	(1,763)	(799)
Effect of exchange rate changes on cash	(154)	11	8
Increase (decrease) in cash	$111	$(8)	$106

Operating Activities.  The most significant items that contributed to the $2,921 of cash provided from operating activities was net income of $2,248, add backs for non-cash depreciation and stock compensation, partially offset by increases in accounts receivable and inventory. Days sales in inventory decreased from 76 at December 31, 2013 to 75 at December 31, 2014.  Days payables outstanding remained stable at 50 days for both December 31, 2013 and December 31, 2014.  Day sales outstanding increased from 33 days at December 31, 2013 to 41 days at December 31, 2014.

Investing Activities. Net cash used in investing activities of $958 consisted of $1,524 of purchases of property, plant and equipment partially offset by proceeds of $500 from the sale of the Company’s discontinued securities and certain microphone and receiver businesses.

Financing Activities.  Net cash used by financing activities of $1,698 was comprised primarily of repayments of borrowings under our credit facilities, partially offset by proceeds of new borrowings.

Cash generated from operations may be affected by a number of factors. See “Forward Looking Statements” and “Item 1A Risk Factors” contained in this Form 10-K for a discussion of some of the factors that can negatively impact the amount of cash we generate from our operations.

We had the following bank arrangements at December 31:

	December 31, 2014	December 31, 2013

Total borrowing capacity under existing facilities	$10,925	$11,051

Facility Borrowings:
Domestic revolving credit facility	3,843	4,450
Domestic term loan	1,750	2,750
Foreign overdraft and letter of credit facility	920	1,281
Total borrowings and commitments	6,513	8,481

Remaining availability under existing facilities	$4,412	$2,570

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

▪	amended the applicable base rate margin, applicable LIBOR rate margin, applicable LOC fee and applicable non-use fee based on the then applicable leverage ratio;

▪	amended the funded debt to EBITDA and fixed charge coverage covenants;

▪	revised the definition of net income.

▪	approved the application of net proceeds from the sale of discontinued operations in 2014 against amounts outstanding under the revolving credit facility; and

▪	waived certain financial covenant defaults as of December 31, 2013.

Due to the Sixth Amendment as described above, the term loan and the revolving loan maturity date has been extended to February 28, 2018. As a result, all of the borrowings under this agreement have been characterized as either a current or long-term liability on our balance sheet in accordance with the repayment terms described more fully below.

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

Weighted average interest on our domestic credit facilities was 4.51%, 4.30%, and 4.52% for 2014, 2013, and 2012, respectively.

The outstanding balance of the revolving credit facility was $3,843 and $4,450 at December 31, 2014 and 2013, respectively.  The total remaining availability on the revolving credit facility was approximately $3,456 and $1,682 at December 31, 2014 and 2013, respectively.

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

The borrowers are subject to various covenants under the credit facility, including a maximum funded debt to EBITDA, a minimum fixed charge coverage ratio and maximum capital expenditure financial covenants. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things: incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equity holders; purchase or redeem any of its equity interests or any warrants, options or other rights to equity; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; make payment on or changes to any subordinated debt; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender.  The Company was in compliance with the fixed charge, leverage and capital expenditure covenants under the credit facility as of December 31, 2014.

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

During 2014, the Company entered into interest rate swaps with The PrivateBank which are accounted for as effective cash flow hedges. The interest rate swaps had a combined initial notional amount of $3,750, with a portion of the swap amortizing on a basis consistent with the $250 quarterly installments required under the term loan. The interest rate swaps fix the Company’s one month LIBOR interest rate on the notional amounts at rates ranging from 0.80% - 1.45%. We hold a right to cancel the interest rate swaps starting August 31, 2016.  Interest rate swaps, which are considered derivative instruments, of $19 and $22 are reported in the consolidated balance sheets at fair value in other current liabilities at December 31, 2014 and 2013.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1,876 line of credit as of December 31, 2014 based on applicable exchange rates. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate.  Weighted average interest on the international credit facilities was 4.50% and 3.95% for the years ended December 31, 2014 and 2013. The outstanding balance was $920 and $1,281 at December 31, 2014 and 2013, respectively.  The total remaining availability on the international senior secured credit agreement was approximately $956 and $888 at December 31, 2014 and 2013, respectively.

We believe that funds expected to be generated from operations and the available borrowing capacity through our revolving credit loan facilities will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that we will be able to meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

Contractual Obligations

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of December 31, 2014.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Domestic credit facility	$3,843	$—	$—	$3,843	$—
Domestic term loan	1,750	1,000	750	—	—
Foreign overdraft and letter of credit facility	920	886	34	—	—
Pension and other postretirement benefit obligations	1,424	220	395	338	471
Operating leases	2,058	1,307	751		—
Other	175	175	—	—	—
Total contractual obligations	$10,170	$3,588	$1,930	$4,181	$471

There are certain provisions in the underlying contracts that could accelerate our contractual obligations as noted above.

Foreign Currency Fluctuation

Generally, the effect of changes in foreign currencies on our results of operations is partially or wholly offset by our ability to make corresponding price changes in the local currency. From time to time, the impact of fluctuations in foreign currencies may have a material effect on the financial results of the Company.  Foreign currency transaction amounts included in the statements of operation include losses of $51, $42 and $177 in 2014, 2013 and 2012, respectively. See Note 11 to the Company’s consolidated financial statements included herein.

Off-Balance Sheet Obligations

We had no material off-balance sheet obligations as of December 31, 2014 other than the operating leases disclosed above.

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

Goodwill and Intangible Assets

Goodwill is reviewed for impairment annually on November 30th of each year or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. Consistent with prior years, in 2014 the Company utilized the two-step impairment analysis and elected not to use the qualitative assessment or “step zero” approach. In the two-step impairment analysis, in step one, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying value, no further analysis is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step two in order to measure the impairment loss. In step two, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss, in the period identified, equal to the difference. The Company concluded that no impairment of goodwill or intangible assets existed as of November 30, 2014.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework). Based on this assessment, the Company’s management believes that, as of December 31, 2014, the Company’s internal control over financial reporting was effective based on those criteria.

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
Arden Hills, Minnesota

We have audited the accompanying consolidated balance sheets of IntriCon Corporation and Subsidiaries (the Company) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income (loss), shareholders’ equity and cash flows for the years ended December 31, 2014, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IntriCon Corporation and Subsidiaries as of December 31, 2014 and 2013 and the results of their operations and cash flows for the years ended December 31, 2014, 2013 and 2012, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota
March 6, 2015

INTRICON CORPORATION
Consolidated Statements of Operations
 (In Thousands, Except Per Share Amounts)

Year Ended December 31	2014	2013	2012

Sales, net	$68,303	$52,961	$59,955
Cost of sales	49,819	40,792	44,656
Gross profit	18,484	12,169	15,299

Operating expenses:
Sales and marketing	3,699	3,308	3,324
General and administrative	6,462	5,789	5,426
Research and development	4,832	4,181	4,481
Restructuring charges (Note 3)	83	229	—
Total operating expenses	15,076	13,507	13,231
Operating income (loss)	3,408	(1,338)	2,068

Interest expense	(461)	(600)	(755)
Equity in income (loss) of partnerships	(228)	(262)	(116)
Gain on sale of investment in partnership	—	—	822
Other income (expense), net	227	127	(96)
Income (loss) from continuing operations before income taxes and discontinued operations	2,946	(2,073)	1,923

Income tax expense	428	217	164
Income (loss) before discontinued operations	2,518	(2,290)	1,759

Loss on sale of discontinued operations (Note 2)	(120)	—	—
Loss from discontinued operations, net of income taxes (Note 2)	(150)	(3,872)	(1,050)

Net income (loss)	$2,248	$(6,162)	$709

Basic income (loss) per share:
Continuing operations	$0.43	$(0.40)	$0.31
Discontinued operations	(0.05)	(0.68)	(0.19)
Net income (loss) per share:	$0.39	$(1.08)	$0.13

Diluted income (loss) per share:
Continuing operations	$0.42	$(0.40)	$0.30
Discontinued operations	(0.04)	(0.68)	(0.18)
Net income (loss) per share:	$0.37	$(1.08)	$0.12

Average shares outstanding:
Basic	5,791	5,699	5,669
Diluted	6,038	5,699	5,888

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
 (In Thousands)

	Year Ended December 31
	2014	2013	2012
Net income (loss)	$2,248	$(6,162)	$709
Change in fair value of interest rate swap	3	69	1
Gain (loss) on foreign currency translation adjustment	(74)	2	(13)
Comprehensive income (loss)	$2,177	$(6,091)	$697

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	December 31,	December 31,
	2014	2013
At December 31,
Current assets:
Cash	$328	$217
Restricted cash	640	568
Accounts receivable, less allowance for doubtful accounts of $120 at December 31, 2014 and $124 at December 31, 2013	7,673	5,433
Inventories	9,983	9,400
Other current assets	1,013	1,337
Current assets of discontinued operations	—	382
Total current assets	19,637	17,337

Property, plant, and equipment	35,104	33,971
Less: Accumulated depreciation	30,859	29,232
Net machinery and equipment	4,245	4,739

Goodwill	9,194	9,194
Investment in partnerships	387	569
Other assets, net	498	749
Other assets of discontinued operations	—	132
Total assets	$33,961	$32,720

Current liabilities:
Checks written in excess of cash	$516	$279
Current maturities of long-term debt	1,886	2,210
Accounts payable	5,438	5,037
Accrued salaries, wages and commissions	2,519	1,676
Deferred gain	110	110
Other accrued liabilities	1,364	1,893
Liabilities of discontinued operations	—	154
Total current liabilities	11,833	11,359

Long-term debt, less current maturities	4,627	6,271
Other postretirement benefit obligations	485	531
Accrued pension liabilities	741	839
Deferred gain	55	165
Other long-term liabilities	113	247
Total liabilities	17,854	19,412
Commitments and contingencies (Note 14)

Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 5,844 and 5,727 shares issued and outstanding at December 31, 2014 and December 31, 2013, respectively	5,844	5,727
Additional paid-in capital	16,939	16,434
Accumulated deficit	(6,274)	(8,522)
Accumulated other comprehensive loss	(402)	(331)
Total shareholders’ equity	16,107	13,308
Total liabilities and shareholders’ equity	$33,961	$32,720

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Statements of Cash Flows
 (In Thousands)

	2014	2013	2012
Cash flows from operating activities:
Net income (loss)	$2,248	$(6,162)	$709
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,182	2,450	2,150
Stock-based compensation	457	532	414
Loss on impairment of long-lived assets and goodwill of discontinued operations	—	1,700	—
Loss on disposition of property	—	4	36
Change in deferred gain	(110)	(110)	(110)
Change in allowance for doubtful accounts	(4)	(30)	(69)
Equity in loss of partnerships	228	262	116
Gain on sale of investment in partnership	—	—	(822)
Loss on sale of discontinued operations	120
Deferred income taxes	—	—	(7)
Changes in operating assets and liabilities:
Accounts receivable	(2,183)	1,327	1,555
Inventories	(677)	1,221	789
Other assets	301	500	(972)
Accounts payable	389	1,066	(2,252)
Accrued expenses	(347)	(26)	240
Other liabilities	317	(60)	229
Net cash provided by operating activities	2,921	2,674	2,006

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	66	39	—
Proceeds of sale of discontinued operations	500	—	—
Proceeds from sale of investment in partnership	—	—	626
Purchases of property, plant and equipment	(1,524)	(969)	(1,735)
Net cash used in investing activities	(958)	(930)	(1,109)

Cash flows from financing activities:
Proceeds from long-term borrowings	13,153	15,332	17,269
Repayments of long-term borrowings	(15,221)	(16,863)	(18,211)
Proceeds from employee stock purchases and exercise of stock options	165	145	159
Payments of partnership payable	—	—	(240)
Change in restricted cash	(32)	(18)	(17)
Change in checks written in excess of cash	237	(359)	241
Net cash used in financing activities	(1,698)	(1,763)	(799)

Effect of exchange rate changes on cash	(154)	11	8

Net (decrease) increase in cash	111	(8)	106
Cash, beginning of period	217	225	119

Cash, end of period	$328	$217	$225

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Statements of Shareholders’ Equity
 (In Thousands)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid- in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Total Shareholders’ Equity
Balance December 31, 2011	5,646	$5,646	$15,259	$(3,069)	$(390)	$17,446
Exercise of stock options	20	20	30			50
Shares issued under the ESPP	20	20	89			109
Shares issued in lieu of cash for services	1	1	5			6
Stock option expense			414			414
Net Income (loss)				709		709
Comprehensive income (loss)					(12)	(12)
Balance December 31, 2012	5,687	$5,687	$15,797	$(2,360)	$(402)	$18,722
Exercise of stock options	14	14	28			42
Shares issued under the ESPP	26	26	77			103
Stock option expense			532			532
Net Income (loss)				(6,162)		(6,162)
Comprehensive income (loss)					71	71
Balance December 31, 2013	5,727	$5,727	$16,434	$(8,522)	$(331)	$13,308
Exercise of stock options	100	100	(43)			57
Shares issued under the ESPP	16	16	84			100
Shares issued in lieu of cash for services	1	1	7
Stock option expense			457			457
Net Income (loss)				2,248		2,248
Comprehensive income (loss)					(71)	(71)
Balance December 31, 2014	5,844	$5,844	$16,939	$(6,274)	$(402)	$16,107

(See accompanying notes to the consolidated financial statements)

IntriCon Corporation

Notes to Consolidated Financial Statements (In Thousands, Except Per Share Data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (formerly Selas Corporation of America) (referred to as the Company, we, us or our) is an international company engaged in designing, developing, engineering and manufacturing body-worn devices. The Company designs, develops, engineers and manufactures micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for medical bio-telemetry devices, value hearing health devices and professional audio communication devices. In addition to its operations in Minnesota, the Company has facilities in California, Singapore, Indonesia and Germany.

Basis of Presentation – On June 13, 2013, the Company announced a global restructuring plan to accelerate future growth and reduce costs. As part of the restructuring, the Company disposed of the assets relating to its security and certain microphone and receiver operations. For all periods presented, the Company classified these businesses as discontinued operations, and, accordingly, has reclassified historical financial data presented herein. See further information in Notes 2 and 3.

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

Use of Estimates – The Company makes estimates and assumptions relating to the reporting of assets and liabilities, the recording of reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated financial statements. Actual results could differ from those estimates. Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of goodwill, intangible assets, and employee benefit obligations including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates.

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

Restricted Cash – Restricted cash consists of deposits required to secure a credit facility at our Singapore location and deposits required to fund retirement related benefits for certain employees.

Accounts Receivable – The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. The allowance for doubtful accounts balance was $120 and $124 as of December 31, 2014 and 2013, respectively.

Inventories – Inventories are stated at the lower of cost or market. The cost of the inventories was determined by the first-in, first-out method.

Property, Plant and Equipment – Property, plant and equipment are carried at cost. Depreciation is computed on a straight-line basis using estimated useful lives of 5 to 40 years for buildings and improvements and 3 to 12 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Improvements are capitalized and expenditures for maintenance, repairs and minor renewals are charged to expense when incurred. At the time assets are retired or sold, the costs and accumulated depreciation are eliminated and the resulting gain or loss, if any, is reflected in the consolidated statement of operations. Depreciation expense was $1,955, $2,214, and $1,759 for the years ended December 31, 2014, 2013, and 2012, respectively.

Impairment of Long-lived Assets and Long-lived Assets to be Disposed of – The Company reviews its long-lived assets, certain identifiable intangibles, and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2014, the Company has determined that no impairment of long-lived assets from continuing operations exists.

Goodwill is reviewed for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The Company utilizes the two-step impairment analysis and elected not to use the qualitative assessment or “step zero” approach. In the two-step impairment analysis, in step one, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company completes step two in order to measure the impairment loss. In step two, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss, in the period identified, equal to the difference. The Company has concluded that no impairment of goodwill or intangible assets occurred during the year ended December 31, 2014. Refer to Note 2 for loss on impairment of long lived assets during 2013.

Other assets, net – The principal amounts included in other assets, net are technology fees and debt issuance costs. The debt issuance costs are being amortized over the related term utilizing the effective interest method and are included in interest expense, and the other assets are being amortized over their estimated useful life on a straight-line basis. Debt issuance cost included in interest expense was $56, $35, and $136 for the years ended December 31, 2014, 2013, and 2012, respectively. Amortization expense was $227, $204 and $229 for the years ended December 31, 2014, 2013, and 2012, respectively.

Investments in Partnerships – Certain of the Company’s investments in equity securities are long-term, strategic investments in companies. The Company accounts for these investments under the equity method of accounting. Under the equity method the Company records the investment at the amount the Company paid and adjusts for the Company’s share of the investee’s income or loss and dividends paid. The investments are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be recoverable. To date there have been no impairment losses recognized.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to the extent the future benefit from the deferred tax assets realization is more likely than not unable to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred tax asset valuation allowance was $10,105 and $10,046 as of December 31, 2014 and 2013, respectively. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2014, the Company had no accrual for the payment of tax related interest and there was no tax interest or penalties recognized in the consolidated statements of operations. The Company’s federal tax returns are potentially open to examinations for fiscal years 2010-2014 and state tax returns are potentially open to examination for the fiscal years 2009-2014.

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

Product Warranty – The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. The following table presents changes in the Company’s warranty liability for the years ended December 31, 2014, 2013 and 2012.

	2014	2013	2012
Beginning balance	$72	$73	$82

Warranty expense	122	123	42
Closed warranty claims	(94)	(124)	(51)
Ending balance	$100	$72	$73

Patent Costs – Costs associated with the submission of a patent application are expensed as incurred given the uncertainty of the patents providing future economic benefit to the Company.

Advertising Costs – Advertising costs are charged to expense as incurred.

Research and Development Costs – Research and development costs, net of customer funding, amounted to $4,832, $4,181, and $4,481 in 2014, 2013 and 2012, respectively, and are charged to expense when incurred, net of customer funding. The Company accrues proceeds received under governmental grants when earned and estimable as a reduction to research and development expense. During the year ended December 31, 2013, the Company accrued $567 in research and development tax credit refunds received with the state of Minnesota as a reduction to research and development expense.

Customer Funded Tooling Costs  – The Company designs and develops molds and tools for reimbursement on behalf of several customers.  Costs associated with the design and development of the molds and tools are charged to expense, net of the customer reimbursement amount.  Net customer funded tooling resulted in income of $140, $352 and $336 for the years ended December 31, 2014, 2013 and 2012, respectively, and is included in cost of goods sold in the consolidated statements of operations.

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

Derivative Financial Instruments — When deemed appropriate, the Company enters into derivative instruments. The Company does not use derivative financial instruments for speculative or trading purposes. All derivative transactions are linked to an existing balance sheet item or firm commitment, and the notional amount does not exceed the value of the exposure being hedged.

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

2.  DISCONTINUED OPERATIONS

On June 13, 2013, the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth and reduce costs. See Note 3 for additional information. As part of the global strategic restructuring plan, the Company decided to exit the security and certain microphone and receiver operations. On January 27, 2014, the Company completed the sale of the security business and certain microphone and receiver operations of IntriCon Tibbetts Corporation, IntriCon’s wholly owned subsidiary based in Camden, Maine, to Sierra Peaks Corporation, pursuant to an Asset Purchase Agreement entered into on January 27, 2014 between Sierra Peaks Corporation, as the buyer, and IntriCon Tibbetts Corporation as the seller. Sierra Peaks Corporation paid $500 cash at closing for the assets and assumed certain operating liabilities of the businesses.

The Company recorded a loss on the sale of $120. The net loss was computed as follows:

Accounts receivable, net	$384
Inventory, net	128
Property, plant and equipment, net	127
Other assets	1
Accounts payable	(69)
Net assets sold	$571
Cash proceeds received from Sierra Peaks	500
Net assets sold	(571)
Transaction costs	(49)
Loss on sale of discontinued operations, net of income taxes	$(120)

The following table shows the assets and liabilities of the Company’s discontinued operations.

December 31,
2013
Cash	$4
Accounts receivable, net	350
Inventory, net	26
Other current assets	2
Current assets of discontinued operations	$382

Property and equipment, net	131
Other assets	1
Other assets of discontinued operations	$132

Accounts payable	70
Accrued compensation and other liabilities	84
Current liabilities of discontinued operations	$154

The following table shows the results of the Company’s discontinued operations:

	Year Ended
	December 31,	December 31,	December 31,
	2014	2013	2012

Sales, net	$207	$2,480	$4,242
Operating costs and expenses	(357)	(4,693)	(5,310)
Loss on impairment	—	(1,700)	—
Operating loss	(150)	(3,913)	(1,068)
Other income (expenses), net	—	41	18
Net loss from discontinued operations	$(150)	$(3,872)	$(1,050)

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

In determining the nonrecurring fair value measurements of impairment of goodwill and other short and long-term assets, the Company utilized the market value approach, considering the fair value of security, microphone and receiver net assets held for sale or disposition. Based on the market value assessment, the Company determined fair values for the identified assets and incurred impairment charges for the remaining book value of the assets during the year ended December 31, 2013 as set forth in the table below. These charges were reflected in the Company’s discontinued operations in 2013 and had no impact for 2014.

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

3. RESTRUCTURING CHARGES

On June 13, 2013 the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and to reduce costs. The plan was approved by the Company’s Board of Directors on June 12, 2013. As part of this plan, the Company: reduced investment in certain non-core professional audio communications product lines; transferred specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reduced global administrative and support workforce; transferred the medical coil operations from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity; sold its remaining security and certain microphone and receiver operations; added experienced professionals in value hearing health; and focused more resources in medical biotelemetry. During 2014, the Company incurred restructuring charges of $83 and during 2013 the Company incurred restructuring charges of $229. These charges are primarily related to employee termination benefits from the restructuring of its continuing operations. In the future, the Company does not expect to incur any additional cash charges related to this restructuring.

4.  GEOGRAPHIC INFORMATION

The geographical distribution of long-lived assets and net sales to geographical areas as of and for the years ended December 31 is set forth below:

Long-lived Assets

	December 31,	December 31,
	2014	2013
United States	$3,307	$3,402
Other – primarily Singapore and Indonesia	938	1,337
Consolidated	$4,245	$4,739

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

Net Sales to Geographical Areas

	Year Ended December 31
Net Sales to Geographical Areas	2014	2013	2012

United States	$49,978	$36,902	$41,038
Germany	2,072	1,234	1,986
China	2,854	3,268	2,790
Switzerland	1,316	1,259	1,127
Singapore	2,905	406	3,326
France	1,786	1,734	1,480
Japan	1,355	1,442	1,190
United Kingdom	1,195	1,487	2,203
Turkey	639	322	692
Hong Kong	730	682	510
Vietnam	1,495	1,325	1,219
All other countries	1,978	2,900	2,394
Consolidated	$68,303	$52,961	$59,955

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific.

One customer accounted for 37 percent, 30 percent and 21 percent of the Company’s consolidated net sales in 2014, 2013 and 2012, respectively. During 2014, 2013 and 2012, the top five customers accounted for approximately $39,000, $28,000 and $29,000 or 57 percent, 53 percent and 46 percent of the Company’s consolidated net sales, respectively.

At December 31, 2014, two customers accounted for a combined 28 percent of the Company’s consolidated accounts receivable. Two customers accounted for a combined 34 percent of the Company’s consolidated accounts receivable at December 31, 2013.

5. GOODWILL

The Company performed its annual goodwill impairment test as of November 30th for each of the years ended December 31, 2014, 2013 and 2012.  The Company completed or obtained an analysis to assess the fair value of its reporting units to determine whether goodwill was impaired and the extent of such impairment, if any for the years ended December 31, 2014, 2013 and 2012.  Based upon this analysis, the Company has concluded that no impairment of goodwill or intangible assets occurred during the year ended December 31, 2014. However, due to the restructuring plan that took effect in June of 2013, goodwill of $515 was determined to be impaired during the year ended December 31, 2013 and is included in the loss from discontinued operations in the consolidated statement of operations.

The changes in the carrying amount of goodwill for the years presented are as follows:

Carrying amount at December 31, 2011	$9,709
Changes to the carrying amount	—
Carrying amount at December 31, 2012	9,709
Impairment of goodwill of discontinued operations	(515)
Carrying amount at December 31, 2013	$9,194
Changes to the carrying amount	—
Carrying amount at December 31, 2014	$9,194

6. INVENTORIES

Inventories consisted of the following:

	Raw materials	Work-in process	Finished products and components	Total

December 31, 2014
Domestic	$3,993	$1,300	$1,838	$7,131
Foreign	1,894	720	238	2,852
Total	$5,887	$2,020	$2,076	$9,983

December 31, 2013
Domestic	$3,548	$1,173	$1,604	$6,325
Foreign	2,114	842	119	3,075
Total	$5,662	$2,015	$1,723	$9,400

7. SHORT AND LONG-TERM DEBT

Short and long-term debt at December 31 was as follows:

	2014	2013

Domestic Asset-Based Revolving Credit Facility	$3,843	$4,450
Foreign Overdraft and Letter of Credit Facility	920	1,281
Domestic Term-Loan	1,750	2,750
Total Debt	6,513	8,481
Less: Current maturities	(1,886)	(2,210)
Total Long-Term Debt	$4,627	$6,271

	Payments Due by Period
	2015	2016	2017	2018	Thereafter	Total
Domestic credit facility	$—	$—	$—	$3,843	$—	$3,843
Domestic term loan	1,000	750	—	—	—	1,750
Foreign overdraft and letter of credit facility	886	30	4	—	—	920
Total Debt	$1,886	$780	$4	$3,843	$—	$6,513

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

▪	amended the applicable base rate margin, applicable LIBOR rate margin, applicable LOC fee and applicable non-use fee based on the then applicable leverage ratio;

▪	amended the funded debt to EBITDA and fixed charge coverage covenants;

▪	revised the definition of net income.

▪	approved the application of net proceeds from the sale of discontinued operations in 2014 against amounts outstanding under the revolving credit facility; and

▪	waived certain financial covenant defaults as of December 31, 2013.

Due to the Sixth Amendment as described above, the term loan and the revolving loan maturity date has been extended to February 28, 2018. As a result, all of the borrowings under this agreement have been characterized as either a current or long-term liability on our balance sheet in accordance with the repayment terms described more fully below.

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

Weighted average interest on our domestic credit facilities was 4.51%, 4.30%, and 4.52% for 2014, 2013, and 2012, respectively.

The outstanding balance of the revolving credit facility was $3,843 and $4,450 at December 31, 2014 and 2013, respectively.  The total remaining availability on the revolving credit facility was approximately $3,456 and $1,682 at December 31, 2014 and 2013, respectively.

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

The borrowers are subject to various covenants under the credit facility, including a maximum funded debt to EBITDA, a minimum fixed charge coverage ratio and maximum capital expenditure financial covenants. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things: incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equity holders; purchase or redeem any of its equity interests or any warrants, options or other rights to equity; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; make payment on or changes to any subordinated debt; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender.  The Company was in compliance with the fixed charge, leverage, and capital expenditure covenants under the credit facility as of December 31, 2014.

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

During 2014, the Company entered into interest rate swaps with The PrivateBank which are accounted for as effective cash flow hedges. The interest rate swaps had a combined initial notional amount of $3,750, with a portion of the swap amortizing on a basis consistent with the $250 quarterly installments required under the term loan. The interest rate swaps fix the Company’s one month LIBOR interest rate on the notional amounts at rates ranging from 0.80% - 1.45%. The Company holds a right to cancel the interest rate swaps starting August 31, 2016.  Interest rate swaps, which are considered derivative instruments, of $19 and $22 are reported in the consolidated balance sheets at fair value in other current liabilities at December 31, 2014 and 2013.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for a $1,876 line of credit as of December 31, 2014 based on applicable exchange rates. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate.  Weighted average interest on the international credit facilities was 4.50% and 3.95% for the years ended December 31, 2014 and 2013. The outstanding balance was $920 and $1,281 at December 31, 2014 and 2013, respectively.  The total remaining availability on the international senior secured credit agreement was approximately $956 and $888 at December 31, 2014 and 2013, respectively.

8. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31:

	2014	2013
Taxes, including payroll withholdings and excluding income taxes	$286	$8
Accrued professional fees	143	211
Pension	93	93
Postretirement benefit obligation	103	103
Other	739	1,478
	$1,364	$1,893

9. DOMESTIC AND FOREIGN INCOME TAXES

Domestic and foreign income taxes (benefits) were comprised as follows:

	Year Ended December 31
	2014	2013	2012
Current
Federal	$—	$—	$—
State	—	28	9
Foreign	428	189	162
Total Current	$428	$217	$171
Deferred
Federal	—	—	—
State	—	—	—
Foreign	—	—	(7)
Income Tax Expense	$428	$217	$164

Income (loss) from continuing operations before income taxes and discontinued operations
Foreign	2,402	(139)	1,023
Domestic	544	(1,934)	900
	$2,946	$(2,073)	$1,923

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate based on income (loss) from continuing operations:

	Year Ended December 31
	2014	2013		2012
Tax provision at statutory rate	34.00%	(34.00	) %	34.00%
Change in valuation allowance	(1.25)	(5.12)		(34.20)
Impact of permanent items, including stock based compensation expense	16.40	24.15		6.08
Effect of foreign tax rates	(18.04)	6.35		(6.35)
State taxes net of federal benefit	(3.86)	(1.43)		0.78
Effect of dividend of foreign subsidiary in prior year	3.94	17.16		—
Prior year provision to return true-up	(10.27)	(5.10)		9.59
Other	(6.40)	8.45		(1.37)
Domestic and foreign income tax rate	14.52%	10.46%		8.53%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2014, and 2013 are presented below:

	Year Ended December 31
	2014	2013
Deferred tax assets:
Net operating loss carry forwards and credits	$8,125	$8,053
Depreciation and amortization	284	114
Inventory	436	552
Compensation accruals	1,111	1,148
Accruals and reserves	88	120
Credits	225	225
Other	190	186
Total Deferred tax assets	10,459	10,398
Less: valuation allowance	(10,105)	(10,046)
Deferred tax assets net of valuation allowance	$354	$352

Deferred tax liabilities
Undistributed Earnings of Foreign Subsidiary	(354)	(352)
Total deferred tax liabilities	(354)	(352)
Net deferred tax	$—	$—

The valuation allowance is maintained against deferred tax assets which the Company has determined are more likely than not  to be unrealized. The change in valuation allowance was $59, $(637) and $(264) for the years ended December 31, 2014, 2013 and 2012, respectively. For tax reporting purposes, the Company has actual federal and state net operating loss carryforwards of $22,861 and $7,651, respectively. These net operating loss carryforwards begin to expire in 2022 for federal tax purposes and 2017 for state tax purposes Subsequently recognized tax benefits, if any, related to the valuation allowance for deferred tax assets or realization of net operating loss carryforwards will be reported in the consolidated statements of operations. If substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that are available to be utilized.

Excluded from the Company’s net operating loss carryforwards is $413 resulting from the exercise of non-qualified stock options. Because the Company is currently in an NOL position, the windfall is not recorded through additional paid-in capital until the tax benefit is recognized through a reduction in actual tax payments.

During 2013, the company changed its indefinite reinvestment assertion and recognized a deferred tax liability relating to cumulative undistributed earnings of controlled foreign subsidiaries in Germany. The Company has not recognized a deferred tax liability relating to cumulative undistributed earnings of controlled foreign subsidiaries in Singapore and Indonesia that are essentially permanent in duration.  If some or all of the undistributed earnings of the controlled foreign subsidiaries are remitted to the Company in the future, income taxes, if any, after the application of foreign tax credits will be accrued at that time.  Determination of the amount of unrecognized tax liability related to undistributed earnings in foreign subsidiaries is not currently practical.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has analyzed all tax positions for which the statute of limitations remains open. As a result of the assessment, the Company has not recorded any liabilities for unrecognized income tax benefits or retained earnings. The Company does not have any unrecognized tax benefits as of December 31, 2014, 2013 and 2012.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is still subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2003 to 2005 and for the years 2009 and after. There are no other on-going or pending IRS, state, or foreign examinations.

The Company recognizes penalties and interest accrued related to liability on unrecognized tax benefits in income tax expense for all periods presented. As of December 31, 2014 and 2013 the Company has no amounts accrued for the payment of interest and penalties.

10.  EMPLOYEE BENEFIT PLANS

The Company has defined contribution plans for most of its domestic employees.  Under these plans, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plans.  In the second quarter of 2009, the Company elected to suspend employer contributions into the defined contribution plans. The Company restored employer matching contributions to the defined contribution plans effective as of January 1, 2013. The Company contributions to these plans were $271 for 2014 and $152 for 2013.

The Company provides post-retirement medical benefits to certain former domestic employees who met minimum age and service requirements.  In 1999, a plan amendment was instituted which limits the liability for post-retirement benefits beginning January 1, 2000 for certain employees who retire after that date.  This plan amendment resulted in a $1,100 unrecognized prior service cost reduction which will be recognized as employees render the services necessary to earn the post-retirement benefit.  The Company’s policy is to pay the cost of these post-retirement benefits when required on a cash basis.  The Company also has provided certain foreign employees with retirement related benefits.

The following table presents the amounts recognized in the Company’s consolidated balance sheets at December 31, 2014 and 2013 for post-retirement medical benefits:

	2014	2013
Change in Projected Benefit Obligation Projected benefit obligation at January 1	$633	$702
Interest cost	26	29
Actuarial loss	36	25
Participant contributions	27	32
Benefits paid	(134)	(155)

Projected benefit obligation at December 31	588	633
Change in fair value of plan assets
Employer contributions	107	114
Participant contributions	27	32
Benefits paid	(134)	(146)

Funded status	(588)	(633)
Current liabilities	103	102
Noncurrent liabilities	485	531
Net amount recognized	588	633
Amount recognized in other comprehensive income	—	—
Unrecognized net actuarial gain	—	—
Total	$—	$—

Accrued post-retirement medical benefit costs are classified as other post-retirement benefit obligations as of December 31, 2014 and 2013.

Net periodic post-retirement medical benefit costs for 2014, 2013, and 2012 included the following components:

For measurement purposes, a 7.0% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2015; the rate was assumed to decrease gradually to 3.5% by the year 2019 and remain at that level thereafter.  The difference in the health care cost trend rate assumption may have a significant effect on the amounts reported.  Employer contributions for 2015 are expected to be approximately $103.

The assumptions used for the years ended December 31 were as follows:

	2014	2013	2012
Annual increase in cost of benefits	7.0%	7.0%	8.0%

Discount rate used to determine year-end obligations	4.5%	4.0%	4.5%

Discount rate used to determine year-end expense	4.5%	4.5%	5.5%

The following employer benefit payments (medical and pension), which reflect expected future service, are expected to be paid:

2015	$220
2016	205
2017	190
2018	175
2019	163
Years 2020-2024	471

In addition to the post-retirement medical benefits the Company provides retirement related benefits to certain former executive employees and to certain employees of foreign subsidiaries.  The liabilities established for these benefits at December 31, 2014 and 2013 are illustrated below.

	2014	2013

Current portion	$93	$129
Long-term portion	741	803
Total liability at December 31	$834	$932

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

Foreign currency transaction amounts included in the consolidated statements of operations include a loss of $51, $42, and $177 in 2014, 2013 and 2012, respectively.

12. COMMON STOCK AND STOCK OPTIONS

The Company has a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 equity incentive plan. New grants may not be made under the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of December 31, 2014. The aggregate number of shares of common stock for which awards could be granted under the 2006 equity incentive plan as of the date of adoption was 699 shares. The 2006 equity incentive plan was amended in 2010 and 2012 to authorize an additional 250 and 300 shares, respectively, for issuance under the plan. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 equity incentive plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 equity incentive plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of December 31, 2014.  Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 equity incentive plan. The director program gives each non-employee director the right under the 2006 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash.  There were 0, 0 and 1 shares issued in lieu of cash for director fees under the director program for each of the years ended December 31, 2014, 2013 and 2012, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There was 1 share purchased under the management purchase program during the year ended December 31, 2014 and no shares purchased under the program during the years ended December 31, 2013 and 2012, respectively.

Stock option activity during the periods indicated is as follows:

		Weighted-average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at December 31, 2011	1,085	$5.84
Options forfeited or cancelled	(3)	6.76
Options granted	182	6.42
Options exercised	(20)	2.54
Outstanding at December 31, 2012	1,244	5.97
Options forfeited or cancelled	(15)	5.21
Options granted	192	4.06
Options exercised	(14)	2.86
Outstanding at December 31, 2013	1,407	5.75
Options forfeited or cancelled	(63)	7.87
Options granted	174	4.99
Options exercised	(205)	3.74

Outstanding at December 31, 2014	1,313	$5.86	$2,467

Exercisable at December 31, 2013	1,043	$6.05	$348

Exercisable at December 31, 2014	984	$6.17	$1,830

Available for future grant at December 31, 2014	175

The number of shares available for future grant at December 31, 2014, does not include a total of up to 151 shares subject to options outstanding under the 2001 stock option plan and non-employee directors’ stock option plan which will become available for grant under the 2006 equity incentive plan in the event of the expiration of said options.

The weighted-average remaining contractual term of options exercisable and outstanding at December 31, 2014, were 3.95 and 5.10 years, respectively.  The total intrinsic value of options exercised during fiscal 2014, 2013, and 2012, was $635, $12, and $84, respectively.

The weighted-average per share grant date fair value of options granted was $3.28, $4.06, and $3.84, in 2014, 2013, and 2012, respectively, using the Black-Scholes option-pricing model.

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2014	2013	2012
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	75.03 - 75.59%	70.84 - 72.19%	68.94 - 72.71%
Risk-free interest rate	2.00-2.07%	.91-1.07%	.83 - 1.10%
Expected life (years)	6.0	6.0	5.0 - 6.0

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

The Company currently estimates a five percent forfeiture rate for stock options and regularly reviews this estimate.

The risk-free rates for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recorded $457, $532, and $414 of non-cash stock option expense for the years ended December 31, 2014, 2013 and 2012, respectively. There were 187 stock options that were exercised using a cashless method of exercise for the year ended December 31, 2014. As of December 31, 2014, there was $534 of total unrecognized compensation costs related to non-vested awards that is expected to be recognized over a weighted-average period of 1.98 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan initially provided that a maximum of 100 shares may be sold under the Purchase Plan as of the date of adoption. On April 27, 2011, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares which may be purchased under the plan by an additional 100 shares. There were 16, 26, and 20 shares purchased under the plan during the years ended December 31, 2014, 2013 and 2012, respectively.

The Company issues new shares of stock upon the exercise of stock options.

13. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year Ended December 31
	2014	2013	2012
Numerator:
Income (loss) before discontinued operations	$2,518	$(2,290)	$1,759
Loss from discontinued operations, net of income taxes	(270)	(3,872)	(1,050)
Net income (loss)	$2,248	$(6,162)	$709

Denominator:
Basic – weighted shares outstanding	5,791	5,699	5,669
Weighted shares assumed upon exercise of stock options	247	-	219
Diluted – weighted shares outstanding	6,038	5,699	5,888

Basic income (loss) per share:
Continuing operations	$0.43	$(0.40)	$0.31
Discontinued operations	(0.05)	(0.68)	(0.19)
Net income (loss) per share:	$0.39	$(1.08)	$0.13

Diluted income (loss) per share:
Continuing operations	$0.42	$(0.40)	$0.30
Discontinued operations	(0.04)	(0.68)	(0.18)
Net income (loss) per share:	$0.37	$(1.08)	$0.12

The Company excluded stock options of 21, 1,407, and 411, in 2014, 2013, and 2012, respectively, from the computation of the diluted income per share as their effect would be anti-dilutive.  For additional disclosures regarding the stock options, see Note 12.

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

The Company’s former wholly owned French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding.

The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect our consolidated financial position, liquidity or results of operations.

Total expense for 2014, 2013 and 2012 under leases pertaining primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more, aggregated $1,071, $1,304, and $1,356,  respectively. Remaining payments under such leases are as follows: 2015- $1,307; 2016- $683; 2017 - $68, which includes two leased facilities in Minnesota that expire in 2016, one leased facility in California that expires in 2016, one leased facility in Singapore that expires in 2015, one leased facility in Indonesia that expires in 2016 and one leased facility in Germany that expires in 2017. Certain leases contain renewal options as defined in the lease agreements.

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

15. RELATED-PARTY TRANSACTIONS

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $486, $486 and $490 for the years ended December 31, 2014, 2013 and 2012, respectively.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of our Board of Directors. The Company paid approximately $156, $228, and $174 to Blank Rome LLP for legal services and costs in 2014, 2013 and 2012, respectively.  The Chairman of our Board of Directors is considered independent under applicable NASDAQ and SEC rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the NASDAQ standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

16.  STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:

	Year Ended December 31
	2014	2013	2012
Interest received	$1	$1	$1
Interest paid	432	512	594
Income taxes paid	132	27	5
Shares issued for director services in lieu of fees	1	—	1

17.  INVESTMENT IN PARTNERSHIPS

In December 2006, the Company joined the Hearing Instrument Manufacturers Patent Partnership (K/S HIMPP).  Members of the partnership include the largest six hearing aid manufacturers as well as several other smaller manufacturers.   The purchase price of $1,800 included a 9% equity interest in K/S HIMPP as well as a license agreement that grants the Company access to over 45 US registered patents.  The Company accounted for the K/S HIMPP investment using the equity method of accounting for common stock, as the equity interest is deemed to be “more than minor”.  The company paid the final principal installment under the purchase agreement of $240 in 2012. The investment in the partnership exceeded underlying net assets by approximately $1,475 at the time of the agreement. Based on the final assessment of the partnership, the Company determined that approximately $345 of the excess of the investment over the underlying partnership net assets relates to underlying patents (amortized on a straight-line basis over ten years). The remaining $1,130 of the excess of the investment over the underlying partnership net assets was assigned to the non-exclusive patent license agreement (amortized on a straight-line basis over ten years). The Company recorded a $182, $204 and $166 decrease in the carrying amount of the investment, reflecting amortization of the patents, patent license agreement and the Company’s portion of the partnership’s operating results for the years ended December 31, 2014, 2013 and 2012, respectively. Also, the Company recorded operating expenses directly related to HIMPP of $46, $58, and $50 during 2014, 2013, and 2012.The carrying amount of the K/S HIMPP partnership is $387 and $569 at December 31, 2014 and 2013, respectively. As of December 31, 2014, amortization remaining for each of the years ending December 31, 2015 through 2016 is $195.

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

18.  REVENUE BY MARKET

The following table sets forth, for the periods indicated, net revenue by market:

	Year Ended December 31
	2014	2013	2012

Medical	$35,109	$25,978	$24,463
Hearing Health	22,959	19,739	23,806
Professional Audio Communications	10,235	7,244	11,686

Total Net Sales	$68,303	$52,961	$59,955

19. SUBSEQUENT EVENTS

The Company has reviewed events subsequent to the date these consolidated financial statements were issued and noted no matters requiring adjustment to or disclosure in these consolidated financial statements.

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

ITEM 9B. Other Information

On February 3, 2015, the Board of Directors of the Company approved Amendment No. 2 to Equity Plans, which amended each of the following equity plans of the Company (i) the Amended and Restated Non-Employee Directors Stock Option Plan, (ii) the 2001 Stock Option Plan, as amended and (iii) the 2006 Equity Incentive Plan, as amended. Under the Amendment, outstanding options under such plans will vest and become fully exercisable, and will be exercisable for the balance of the original term of the option, in the event of the termination of the participant from the Company due to death, disability or retirement, regardless of any contrary provision in the form of option agreement.

The foregoing description of Amendment No. 2 does not purport to be complete and is qualified in its entirety by reference to the Amendment, a copy of which is filed as Exhibit 10.24 hereto and is incorporated herein by reference.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement relating to its 2015 annual meeting of shareholders, including but not necessarily limited to the sections of the 2015 proxy statement entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement relating to its 2015 annual meeting of shareholders, including but not necessarily limited to the sections of the 2015 proxy statement entitled “Director Compensation for 2014,” and “Executive Compensation”.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement relating to its 2015 annual meeting of shareholders, including but not necessarily limited to the section of the 2015 proxy statement entitled “Share Ownership of Certain Beneficial Owners, Directors and Certain Officers.”

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2014:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,283	$5.87	216
Equity compensation plans not approved by security holders(2)	30	$5.55	—
Total	1,313	$5.86	216

(1) The amount shown in column (c) includes 175 shares issuable under the Company’s 2006 Equity Incentive Plan (the “2006 Plan”) and 41 shares available for purchase under the Company’s Employee Stock Purchase Plan. Under the terms of the 2006 Plan, as outstanding options under the Company’s 2001 Stock Option Plan and Non-Employee Directors’ Stock Option Plan expire, the shares of common stock subject to the expired options will become available for issuance under the 2006 Plan. As of December 31, 2014, 121 shares of common stock were subject to outstanding options under the 2001 Stock Option Plan and Non-Employee Directors’ Stock Option Plan. Accordingly, if any of these options expire, the shares of common stock subject to expired options also will be available for issuance under the 2006 Plan.

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

ITEM 13.  Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement relating to its 2015 annual meeting of shareholders, including but not necessarily limited to the sections of the 2015 proxy statement entitled “Certain Relationships and Related Party Transactions” and “Independence of the Board of Directors.”

ITEM 14.  Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement relating to its 2015 annual meeting of shareholders, including but not necessarily limited to the sections of the 2015 proxy statement entitled “Independent Registered Public Accounting Fee Information.”

PART IV

ITEM 15.  Exhibits, Financial Statement Schedules

(a)       The following documents are filed as a part of this report:

1)	Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.

Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2014, 2013 and 2012.

Consolidated Balance Sheets at December 31, 2014 and 2013.

Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012.

Notes to Consolidated Financial Statements.

3)           Exhibits –

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

3.1	The Company’s Amended and Restated Articles of Incorporation, as amended. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2008.)

3.2	The Company’s Amended and Restated By-Laws. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference from the Company’s Registration Statement on Form S-3 (registration no. 333-200182) filed with the Commission on November 13, 2014.)

+ 10.1.1	2001 Stock Option Plan. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.)

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

10.17.5
Fourth Amendment to Loan and Security Agreement and Consent among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company, dated as of August 6, 2012 (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012.)

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

+10.22	Annual Incentive Plan for Executives and Key Employees. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)

+10.23	Amended and Restated Amendment to Equity Plans. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

+10.24*	Amendment No. 2 to Equity Plans.

21*	List of significant subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

101
The following materials from IntriCon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets as of December 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.

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

Dated: March 6, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive
Officer and Director (principal executive officer)
March 6, 2015

/s/ Scott Longval
Scott Longval
Chief Financial Officer
Treasurer and Secretary
(principal accounting and financial officer)
March 6, 2015

/s/Nicholas A. Giordano
Nicholas A. Giordano
Director
March 6, 2015

/s/Robert N. Masucci
Robert N. Masucci
Director
March 6, 2015

/s/ Michael J. McKenna
Michael J. McKenna
Director
March 6, 2015

/s/ Philip N. Seamon
Philip N. Seamon
Director
March 6, 2015

EXHIBIT INDEX

EXHIBITS:

+10.24    Amendment No. 2 to Equity Plans.

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

101
The following materials from IntriCon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2014, 2013 and 2012; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets as of December 31, 2014 and 2013; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2014, 2013 and 2012; (v) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2014, 2013 and 2012; and (vi) Notes to Consolidated Financial Statements.