Form 10-Q
period 2015-03-31
INTRICON CORP
filed 2015-05-13
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)
☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015

or

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

☐ Yes ☒ No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on April 30, 2015 was 5,855,023.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

	March 31, 2015	December 31, 2014
	(Unaudited)
Current assets:
Cash	$693	$328
Restricted cash	594	640
Accounts receivable, less allowance for doubtful accounts of $113 at March 31, 2015 and $120 at December 31, 2014	7,666	7,673
Inventories	9,948	9,983
Other current assets	745	1,013
Total current assets	19,646	19,637

Machinery and equipment	35,807	35,104
Less: Accumulated depreciation	31,207	30,859
Net machinery and equipment	4,600	4,245

Goodwill	9,194	9,194
Investment in partnerships	338	387
Other assets, net	443	498
Total assets	$34,221	$33,961

Current liabilities:
Checks written in excess of cash	$—	$516
Current maturities of long-term debt	1,890	1,886
Accounts payable	5,628	5,438
Accrued salaries, wages and commissions	2,393	2,519
Deferred gain	110	110
Other accrued liabilities	1,293	1,364
Total current liabilities	11,314	11,833

Long-term debt, less current maturities	5,118	4,627
Other postretirement benefit obligations	483	485
Accrued pension liabilities	685	741
Deferred gain	28	55
Other long-term liabilities	102	113
Total liabilities	17,730	17,854
Commitments and contingencies (note 12)
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 5,855 and 5,844 shares issued and outstanding at March 31, 2015 and December 31, 2014, respectively	5,855	5,844
Additional paid-in capital	17,138	16,939
Accumulated deficit	(5,990)	(6,274)
Accumulated other comprehensive loss	(512)	(402)
Total shareholders’ equity	16,491	16,107
Total liabilities and shareholders’ equity	$34,221	$33,961

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended

	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Sales, net	$16,602	$17,310
Cost of sales	12,274	12,537
Gross profit	4,328	4,773

Operating expenses:
Sales and marketing	987	1,007
General and administrative	1,709	1,624
Research and development	1,226	1,168
Restructuring charges (note 3)	—	83
Total operating expenses	3,922	3,882
Operating income	406	891

Interest expense	(103)	(138)
Other income	136	60
Income from continuing operations before income taxes and discontinued operations	439	813

Income tax expense	155	26
Income before discontinued operations	284	787
Loss on sale of discontinued operations	—	(120)
Loss from discontinued operations, net of income taxes (note 4)	—	(150)
Net income	$284	$517

Basic income (loss) per share:
Continuing operations	$0.05	$0.14
Discontinued operations	—	(0.05)
Net income per share:	$0.05	$0.09

Diluted income (loss) per share:
Continuing operations	$0.05	$0.14
Discontinued operations	—	(0.05)
Net income per share:	$0.05	$0.09

Average shares outstanding:
Basic	5,849	5,729
Diluted	6,227	5,859

(See accompanying notes to the consolidated condensed financial statements)

4

INTRICON CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended

	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Net income	$284	$517
Change in fair value of interest rate swap	(2)	10
Gain (loss) on foreign currency translation adjustment	(108)	10

Comprehensive income	$174	$537

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)

	Three Months Ended

	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$284	$517
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	423	559
Stock-based compensation	169	142
Change in deferred gain	(28)	(28)
Change in allowance for doubtful accounts	7	1
Equity in loss of partnerships	49	35
Loss on sale of discontinued operation	—	120
Changes in operating assets and liabilities:
Accounts receivable	92	(1,133)
Inventories	41	(381)
Other assets	297	343
Accounts payable	181	544
Accrued expenses	(382)	306
Other liabilities	38	(50)
Net cash provided by operating activities	1,171	975

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	21
Proceeds from sale of discontinued operation	—	500
Purchases of property, plant and equipment	(711)	(241)
Net cash (used in) provided by investing activities	(711)	280

Cash flows from financing activities:
Proceeds from long-term borrowings	2,926	2,999
Repayments of long-term borrowings	(2,430)	(3,980)
Proceeds from employee stock purchases and exercise of stock options	42	23
Change in restricted cash	79	(128)
Change in checks written in excess of cash	(516)	178
Net cash provided by (used by) financing activities	101	(908)

Effect of exchange rate changes on cash	(196)	12

Net increase in cash	365	359
Cash, beginning of period	328	217

Cash, end of period	$693	$576

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.           General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of March 31, 2015 and December 31, 2014, and the consolidated results of its operations and cash flows for the three months ended March 31, 2015 and 2014.  Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period.

On June 13, 2013, the Company announced a global restructuring plan to accelerate future growth and reduce costs by approximately $3.0 million annually. As part of the restructuring, the Company sold its security and certain microphone and receiver operations on January 27, 2014 to Sierra Peaks Corporation. For all periods presented, the Company classified these businesses as discontinued operations (Note 4).

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements.

2.           New Accounting Pronouncements

In February 2015, the FASB issued Accounting Standards Update No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis, or ASU 2015-02. ASU 2015-02 amends current consolidation guidance by modifying the evaluation of whether limited partnerships and similar legal entities are variable interest entities or voting interest entities, eliminating the presumption that a general partner should consolidate a limited partnership, and affects the consolidation analysis of reporting entities that are involved with variable interest entities. ASU No. 2015-02 is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. All legal entities are subject to reevaluation under the revised consolidation model. The adoption of ASU 2015-02 is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

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

The Company recorded a loss on the sale of $120. The net loss was computed as follows:

Accounts receivable, net	$384
Inventory, net	128
Property, plant and equipment, net	127
Other assets	1
Accounts payable	(69)
Total	$571
Cash proceeds received from Sierra Peaks	500
Net assets sold	(571)
Transaction costs	(49)
Loss on sale of discontinued operations	$(120)

The following table shows the results of operations of the Company’s discontinued operations:

	Three Months Ended

	March 31, 2015	March 31, 2014
	(Unaudited)	(Unaudited)
Sales, net	$—	$207
Operating costs and expenses	—	(357)
Operating loss	—	(150)
Other income, net	—	—
Net loss from discontinued operations	$—	$(150)

5.           Product Warranty

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The following table presents changes in the Company’s warranty liability for the three months ended March 31, 2015 and the year ended December 31, 2014:

	March 31, 2015	December 31, 2014
Beginning balance	$100	$72
Warranty expense	20	122
Closed warranty claims	(12)	(94)
Ending balance	$108	$100

6.           Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	March 31, 2015	December 31, 2014
United States	$3,738	$3,307
Other – primarily Asia	862	938
Consolidated	$4,600	$4,245

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

The geographical distribution of net sales to geographical areas for the three months ended March 31, 2015 and 2014 were as follows:

	Three Months Ended
Net Sales to Geographical Areas	March 31, 2015	March 31, 2014
United States	$12,582	$12,822
Switzerland	629	332
Germany	528	591
Vietnam	437	364
China	434	699
Japan	371	322
United Kingdom	282	523
Turkey	264	193
France	241	534
Hong Kong	195	178
Singapore	85	111
All other countries	554	641
Consolidated	$16,602	$17,310

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific. Customer concentrations greater than 10% of consolidated net sales and account receivable are disclosed below.

For the three months ended March 31, 2015, one customer accounted for 39% of the Company’s consolidated net sales.  For the three months ended March 31, 2014, two customers accounted for 49% of the Company’s consolidated net sales.

At March 31, 2015, two customers combined accounted for 33% of the Company’s consolidated accounts receivable. At December 31, 2014, two customers accounted for a combined 29% of the Company’s consolidated accounts receivable.

7.           Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
March 31, 2015
Domestic	$3,783	$1,520	$1,923	$7,226
Foreign	1,774	746	202	2,722
Total	$5,557	$2,266	$2,125	$9,948

December 31, 2014
Domestic	$3,993	$1,300	$1,838	$7,131
Foreign	1,894	720	238	2,852
Total	$5,887	$2,020	$2,076	$9,983

8.           Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	March 31, 2015	December 31, 2014
Domestic Asset-Based Revolving Credit Facility	$1,093	$3,843
Foreign Overdraft and Letter of Credit Facility	915	920
Domestic Term-Loan	5,000	1,750
Total Debt	7,008	6,513
Less: Current maturities	(1,890)	(1,886)
Total Long-Term Debt	$5,118	$4,627

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

▪	a term loan in the original amount of $5,000.

In March 2015, the Company and its domestic subsidiaries entered into a Seventh Amendment to the Loan and Security Agreement with The PrivateBank and Trust Company. The amendment, among other things:

▪	increased the Company’s term loan to $5,000 from its then current balance of $1,750, as a result of which the Company borrowed an additional $3,250 under the term loan facility;

▪	extended the term loan and revolving loan maturity date to February 28, 2019, keeping the existing term loan amortization schedule in place;

▪	increased the annual capital expenditure limit to $4,500;

▪	implemented investment provisions that allow for up to $4,000 in investment spending prior to requiring bank approval;

▪	lowered interest rates on the term loan and revolving loan;

Due to the Seventh Amendment as described above, the term loan and the revolving loan maturity date has been extended to February 28, 2019. All of the borrowings under this agreement have been characterized as either a current or long-term liability on our balance sheet in accordance with the repayment terms described more fully below.

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on the Company’s leverage ratio of funded debt / EBITDA, at the option of the Company, at:

▪	the London InterBank Offered Rate (“LIBOR”) plus 2.50% to 4.00%, or

▪
the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus (0.25)% to 1.25%; in each case, depending on the Company’s leverage ratio.

Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans. IntriCon is also required to pay a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

Weighted average interest on the revolving credit facility was 4.39% for the three months ended March 31, 2015 and 4.51% for the year ended December 31, 2014.  The outstanding balance of the revolving credit facility was $1,093 and $3,843 at March 31, 2015 and December 31, 2014, respectively.  The total availability on the revolving credit facility was approximately $6,341 and $3,456 at March 31, 2015 and December 31, 2014, respectively.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250. Any remaining principal and accrued interest is payable on February 28, 2019. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan.

The Company was in compliance with the financial covenants under the facility as of March 31, 2015.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit.  Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate.  Weighted average interest on the international credit facilities was 3.38% and 4.50% for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively. The outstanding balance was $915 and $920 at March 31, 2015 and December 31, 2014, respectively.  The total remaining availability on the international senior secured credit agreement was approximately $878 and $956 at March 31, 2015 and December 31, 2014, respectively.

9.           Income Taxes

Income tax expense for the three months ended March 31, 2015 was $155 compared to $26 for the same period in 2014. The expense for the three months ended March 31, 2015 and 2014, was primarily due to foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the three months ended March 31, 2015 and 2014.

	Three Months Ended
	March 31, 2015	March 31, 2014
United States	$(310)	$316
Singapore	541	382
Indonesia	20	19
Germany	188	96
Income before income taxes and discontinued operations	$439	$813

10.         Shareholders’ Equity and Stock-based Compensation

The Company has a 2001 stock option plan, a non-employee directors’ stock option plan and a 2006 Equity Incentive Plan. New grants may not be made under the 2001 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of March 31, 2015. The aggregate number of shares of common stock for which awards could be granted under the 2006 Equity Incentive Plan as of the date of adoption was 699 shares. The Plan was amended in 2010 and 2012 to authorize an additional 250 and 300 shares, respectively, for issuance under the Plan. Additionally, as outstanding options under the 2001 stock option plan and non-employee directors’ stock option plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2006 Equity Incentive Plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2006 Equity Incentive Plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of March 31, 2015.  Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2006 Equity Incentive Plan. The director program gives each non-employee director the right under the 2006 Equity Incentive Plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash.  No shares were issued in lieu of cash for director fees under the director program for the three months ended March 31, 2015 and 2014, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2006 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the three months ended March 31, 2015 and 2014, respectively.

On April 24, 2015, the shareholders of the Company approved the 2015 Equity Incentive Plan.  The new plan replaces the 2006 Plan.

Stock option activity as of and during the three months ended March 31, 2015 was as follows:

	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,313	$5.86
Options forfeited or cancelled	—	—
Options granted	128	6.87
Options exercised	(11)	3.52

Outstanding at March 31, 2015	1,430	$5.97	$3,836

Exercisable at March 31, 2015	1,082	$6.06	$3,031

Available for future grant at December 31, 2014	175

Available for future grant at March 31, 2015	50

The number of shares available for future grants at March 31, 2015 does not include a total of up to 147 shares subject to options outstanding under the 2001 stock option plans and non-employee directors’ stock option plans as of March 31, 2015, which will become available for grant under the 2006 Equity Incentive Plan in the event of the expiration of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $4.37 for options granted during the three months ended March 31, 2015. The weighted average fair value of options granted was $3.85 for options granted during the three months ended March 31, 2014.

The Company calculates expected volatility for stock options and awards using the Company’s historical volatility.

The Company currently estimates a zero percent forfeiture rate for stock options, but will continue to review this estimate in future periods.

The risk-free rates for the expected terms of the stock options and awards are based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average remaining contractual life of options exercisable at March 31, 2015 was 4.10 years.

The Company recorded $169 of non-cash stock option expense for the three months ended March 31, 2015. The Company recorded $142 of non-cash stock option expense for the three months ended March 31, 2014.  As of March 31, 2015, there was $904 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 2.29 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan initially provided that a maximum of 100 shares may be sold under the Purchase Plan as of the date of adoption. On April 27, 2011, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares which may be purchased under the plan by an additional 100 shares. There were 3 shares purchased under the plan for the three months ended March 31, 2015 and a total of 5 shares purchased for the three months ended March 31, 2014.

11.         Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended
	March 31, 2015	March 31, 2014
Numerator:
Income before discontinued operations	$284	$787
Loss from discontinued operations, net of income taxes (note 4)	—	(270)
Net income	$284	$517

Denominator:
Basic – weighted shares outstanding	5,849	5,729
Weighted shares assumed upon exercise of stock options	378	130
Diluted – weighted shares outstanding	6,227	5,859

Basic income (loss) per share:
Continuing operations	$0.05	$0.14
Discontinued operations	—	(0.05)
Net income per share:	$0.05	$0.09

Diluted income (loss) per share:
Continuing operations	$0.05	$0.14
Discontinued operations	—	(0.05)
Net income per share:	$0.05	$0.09

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

The Company’s former French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding.

The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect our consolidated financial position, liquidity or results of operations.

13.         Related-Party Transactions

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $122 for the three months ended March 31, 2015 and approximately $122 for the three months ended March 31, 2014.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors.   For the three months ended March 31, 2015, the Company paid that firm approximately $48 for legal services and costs.  For the three months ended March 31, 2014, the Company paid that firm approximately $39 for legal services and costs.  The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

14.         Statements of Cash Flows

The following table provides supplemental disclosures of cash flow information:

	Three Months Ended
	March 31, 2015	March 31, 2014
Interest received	$12	$—
Interest paid	89	134
Income taxes paid	110	—

15.         Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended
	March 31, 2015	March 31, 2014
Medical	$8,957	$9,483
Hearing Health	5,564	5,859
Professional Audio Communications	2,081	1,968
Total Revenue	$16,602	$17,310

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

Market Overview

IntriCon serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for medical bio-telemetry devices, value hearing health devices and professional audio communication devices. Revenue from the medical bio-telemetry and value hearing health markets is reported on the respective medical and hearing health lines in the discussion of our results of operation in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 15 “Revenue by Market” to the Company’s consolidated condensed financial statements included herein.

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

In the cardiac diagnostic monitoring market, we provide solutions for ambulatory cardiac monitoring. Our first two product platforms, Sirona and Centauri, received FDA 510(k) approval in late 2011. The Sirona platform, which incorporates the PhysioLink technology, is essentially two products in one design: it can be used as an event recorder, a holter monitor or both. This platform is very small, rechargeable, and water spray proof. IntriCon is receiving feedback from its customers about the treatment flexibility and economic benefits of remote patient monitoring. The Company has contracts in place with lead customers for the Sirona platform and anticipates expanding that customer base during 2015.

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

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

▪	our ability to successfully implement our business and growth strategy;
▪	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection with the insolvency;
▪	the volume and timing of orders received by the Company, particularly from Medtronic and hi HealthInnovations;
▪	changes in estimated future cash flows;
▪	our ability to collect our accounts receivable;
▪	foreign currency movements in markets that we serve;
▪	changes in the global economy and financial markets;
▪	weakening demand for our products due to general economic conditions;

▪	changes in the mix of products sold;
▪	our ability to meet demand;
▪	changes in customer requirements;
▪	timing and extent of research and development expenses;
▪	FDA approval, timely release and acceptance of our products;
▪	competitive pricing pressures;
▪	pending and potential future litigation;
▪	cost and availability of electronic components and commodities for our products;
▪	our ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;
▪	our ability to comply with covenants in our debt agreements or to obtain waivers if we do not comply;
▪	our ability to repay debt when it comes due;
▪	ability to obtain extensions of our current credit facility or a new credit facility;
▪	the loss of one or more of our major customers;
▪	our ability to identify, complete and integrate acquisitions;
▪	effects of legislation;
▪	effects of foreign operations;
▪	our ability to develop new products;
▪	our ability to recruit and retain engineering and technical personnel;
▪	the costs and risks associated with research and development investments;
▪	the recent recessions in Europe and the debt crisis in certain countries in the European Union;
▪	our ability and the ability of our customers to protect intellectual property;
▪	cybersecurity threats;
▪	loss of members of our senior management team; and
▪	other risk factors set forth in our most recent Annual Report on Form 10-K or any prior Quarterly Report on Form 10-Q, which are incorporated by reference into this Report.

For a description of these and other risks, see Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and other risks described elsewhere in this Quarterly Report on Form 10-Q, or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company’s revenue recognition, accounts receivable reserves, inventory valuation, goodwill, long-lived assets, deferred taxes policies and employee benefit obligations. These and other significant accounting policies are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Results of Operations

Sales, net

Our net sales are comprised of three main markets: medical, hearing health, and professional audio communications.  Below is a summary of our sales by main markets for the three months ended March 31, 2015 and 2014:

			Change
Three Months Ended March 31	2015	2014	Dollars	Percent
Medical	$8,957	$9,483	$(526)	-5.5%
Hearing Health	5,564	5,859	(295)	-5.0%
Professional Audio Communications	2,081	1,968	113	5.7%
Consolidated Net Sales	$16,602	$17,310	$(708)	-4.1%

For the three months ended March 31, 2015, we experienced a decrease of 5.5% in net sales in the medical market compared to the same period in 2014. To support Medtronic’s MiniMed 530G insulin pump launch in late 2013, IntriCon built and sold significant inventory from the fourth quarter of 2013 through the first half of 2014. While Medtronic volumes were down year-over-year, we experienced significant sequential Medtronic revenue of 29% from the 2014 fourth quarter.  We continue to anticipate sequential Medtronic revenue growth throughout 2015 driven by market share growth for legacy products and the introduction of new products. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in both the diabetes market, with its Medtronic partnership, and cardiac diagnostic monitoring bio-telemetry market. The Company believes there are growth opportunities in these markets as well other emerging biotelemetry and home care markets, such as sleep apnea, that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the three months ended March 31, 2015 decreased 5.0% compared to the same period in 2014. The decrease for the three months ended March 31, 2015 was primarily due to decreases in the conventional hearing health channel, partially offset by gains in targeted value hearing health initiatives, including value hearing aids, personal sound amplifier products (PSAP) and assistive listening devices. The Company remains very optimistic about the progress that has been made and the long term prospects of the value hearing health market. Market dynamics, such as low penetration rates, an aging population, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such the insurance channel and PSAP channel. IntriCon believes it is very well positioned to serve these value hearing health market channels. The Company will be aggressively pursuing larger customers who can benefit from our value proposition.  Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices.

Net sales to the professional audio device sector increased 5.7% for the three months ended March 31, 2015 compared to the same period in 2014.  IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three months ended March 31, 2015 and 2014, was as follows:

	2015		2014		Change
Three Months Ended March 31	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Gross Profit	$4,328	26.1%	$4,773	27.6%	$(445)	-9.3%

The 2015 gross profit decrease over the comparable prior year period was primarily due to lower overall sales volumes partially offset by a more favorable sales mix.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three months ended March 31, 2015 and 2014 were as follows:

	2015		2014		Change
Three Months Ended March 31	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Sales and Marketing	$987	5.9%	$1,007	5.8%	$(20)	-2.0%
General and Administrative	1,709	10.3%	1,624	9.4%	85	5.2%
Research and Development	1,226	7.4%	1,168	6.7%	58	5.0%

Sales and marketing remained steady with the prior year. General and administrative expenses were slightly greater than the prior year period primarily due to increased support costs. Research and development increased over the prior year three month period primarily due to increased outside service materials and support costs.

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

Interest expense

Net interest expense for the three months ended March 31, 2015 was $103 compared to $138 for the comparable three month period in 2014.  The decrease in interest expense was primarily due to lower average debt balances and interest rates as compared to the prior year.

Other income

Other income for the three months ended March 31, 2015 was $136 compared to other income of $60 for the same period in 2014. The change in other income primarily related to a royalty earned in the 2015 first quarter.

Income tax expense

Income tax expense for the three months ended March 31, 2015 was $155 compared to $26 for the same period in 2014. The expense for the three months ended March 31, 2015 was primarily due to taxable income generated by foreign operations.

Loss from discontinued operations

Loss from discontinued operations, net of income taxes, of $270 for the three months ended March 31, 2014 was due to a discontinued operations loss of $150 and a loss on the sale of discontinued operations of $120.

Liquidity and Capital Resources

As of March 31, 2015, we had $693 of cash on hand.  Sources of our cash for the three months ended March 31, 2015 have been from our operating and financing activities, as described below.  The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash provided by (used in):
Operating activities	$1,171	$975
Investing activities	(711)	259
Financing activities	101	(908)
Effect of exchange rate changes on cash	(196)	12
Increase in cash	$365	$338

The most significant items that contributed to the $1,171 of cash provided by operating activities was the net income of $284, add backs for non-cash depreciation and stock compensation, partially offset by increases in accrued expenses.

Net cash used in investing activities of $(711) consisted of purchases of property, plant and equipment.

Net cash provided by financing activities of $101 was comprised primarily of proceeds from long-term borrowings partially offset by repayments of borrowings under our credit facilities.

The effect of exchange rate changes on cash fluctuated largely due to the dollar strengthening in comparison to the euro.

The Company had the following bank arrangements:

	March 31, 2015	December 31, 2014
Total borrowing capacity under existing facilities	$14,227	$10,925

Facility Borrowings:
Domestic revolving credit facility	1,093	3,843
Domestic term loan	5,000	1,750
Foreign overdraft and letter of credit facility	915	920
Total borrowings and commitments	7,008	6,513
Remaining availability under existing facilities	$7,219	$4,412

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

▪	a term loan in the original amount of $5,000.

In March 2015, the Company and its domestic subsidiaries entered into a Seventh Amendment to the Loan and Security Agreement with The PrivateBank and Trust Company. The amendment, among other things:

▪	increased the Company’s term loan to $5,000 from its then current balance of $1,750, as a result of which the Company borrowed an additional $3,250 under the term loan facility;

▪	extended the term loan and revolving loan maturity date to February 28, 2019, keeping the existing term loan amortization schedule in place;

▪	increased the annual capital expenditure limit to $4,500;

▪	implemented investment provisions that allow for up to $4,000 in investment spending prior to requiring bank approval;

▪	lowered interest rates on the term loan and revolving loan;

Due to the Seventh Amendment as described above, the term loan and the revolving loan maturity date has been extended to February 28, 2019. All of the borrowings under this agreement have been characterized as either a current or long-term liability on our balance sheet in accordance with the repayment terms described more fully below.

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on the Company’s leverage ratio of funded debt / EBITDA, at the option of the Company, at:

▪	the London InterBank Offered Rate (“LIBOR”) plus 2.50% to 4.00%, or

▪
the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus (0.25)% to 1.25%; in each case, depending on the Company’s leverage ratio.

Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans. IntriCon is also required to pay a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

Weighted average interest on the revolving credit facility was 4.39% for the three months ended March 31, 2015 and 4.51% for the year ended December 31, 2014.  The outstanding balance of the revolving credit facility was $1,093 and $3,843 at March 31, 2015 and December 31, 2014, respectively.  The total availability on the revolving credit facility was approximately $6,341 and $3,456 at March 31, 2015 and December 31, 2014, respectively.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250. Any remaining principal and accrued interest is payable on February 28, 2019. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan.

The Company was in compliance with the financial covenants under the facility as of March 31, 2015.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate.  Weighted average interest on the international credit facilities was 3.38% and 4.50% for the three months ended March 31, 2015 and the year ended December 31, 2014, respectively. The outstanding balance was $915 and $920 at March 31, 2015 and December 31, 2014, respectively.  The total remaining availability on the international senior secured credit agreement was approximately $878 and $956 at March 31, 2015 and December 31, 2014, respectively.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2015 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the foregoing and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014, which could materially affect the Company’s business, financial condition or future results.  The risk factors in the Company’s Annual Report on Form 10-K have not materially changed.  The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information

None.

ITEM 6.  Exhibits

(a)	Exhibits

+10.1	Amendment No. 2 to Equity Plans (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.2	*	Seventh Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation and The PrivateBank and Trust Company, dated as of March 31, 2015.

10.3	*	Second Amended and Restated Term Note from the Company, IntriCon, Inc. and IntriCon Tibbetts Corporation to The PrivateBank and Trust Company

+10.4	2015 Equity Incentive Plan (incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 6, 2015).

+10.5	*	Form of Stock Option Agreement issued to employees pursuant to the 2015 Equity Incentive Plan.

+10.6	*	Form of Stock Option Agreement issued to directors pursuant to the 2015 Equity Incentive Plan.

31.1	*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	*
The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 31, 2015,  (Unaudited) and December 31, 2014; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three Months Ended March 31, 2015, and 2014; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2015, and 2014;  (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2015, and 2014; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)

*	Filed herewith.
+	Denotes management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION (Registrant)

Date: May 13, 2015	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: May 13, 2015	By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

+10.1	Amendment No. 2 to Equity Plans (incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.2*	Seventh Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation and The PrivateBank and Trust Company, dated as of March 31, 2015 .

10.3*	Second Amended and Restated Term Note from the Company, IntriCon, Inc. and IntriCon Tibbetts Corporation to The PrivateBank and Trust Company

+10.4	2015 Equity Incentive Plan (incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 6, 2015).

+10.5*	Form of Stock Option Agreement issued to employees pursuant to the 2015 Equity Incentive Plan.

+10.6*	Form of Stock Option Agreement issued to directors pursuant to the 2015 Equity Incentive Plan

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 31, 2015, (Unaudited) and December 31, 2014; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three Months Ended March 31, 2015, and 2014; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2015, and 2014;  (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2015, and 2014; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)

*	Filed herewith.
+	Denotes management contract, compensatory plan or arrangement.

