Form 10-Q
period 2015-06-30
INTRICON CORP
filed 2015-08-13
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015

or

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

☐  Yes ☒  No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on July 31, 2015 was 5,966,311.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

	June 30,	December 31,
	2015	2014
	(Unaudited)
Current assets:
Cash	$273	$328
Restricted cash	612	640
Accounts receivable, less allowance for doubtful accounts of $115 at June 30, 2015 and $105 at December 31, 2014	7,785	7,673
Inventories	11,298	9,983
Other current assets	859	1,013
Total current assets	20,827	19,637

Machinery and equipment	36,768	35,104
Less: Accumulated depreciation	31,559	30,859
Net machinery and equipment	5,209	4,245

Goodwill	9,194	9,194
Investment in partnerships	332	387
Other assets, net	430	498
Total assets	$35,992	$33,961

Current liabilities:
Checks written in excess of cash	$12	$516
Current maturities of long-term debt	1,894	1,886
Accounts payable	6,694	5,438
Accrued salaries, wages and commissions	2,294	2,519
Deferred gain	110	110
Other accrued liabilities	1,475	1,364
Total current liabilities	12,479	11,833

Long-term debt, less current maturities	5,076	4,627
Other postretirement benefit obligations	482	485
Accrued pension liabilities	685	741
Deferred gain	—	55
Other long-term liabilities	94	113
Total liabilities	18,816	17,854
Commitments and contingencies (note 11)
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 5,864 and 5,844 shares issued and outstanding at June 30, 2015 and December 31, 2014, respectively	5,864	5,844
Additional paid-in capital	17,303	16,939
Accumulated deficit	(5,484)	(6,274)
Accumulated other comprehensive loss	(507)	(402)
Total shareholders’ equity	17,176	16,107
Total liabilities and shareholders’ equity	$35,992	$33,961
(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales, net	$17,120	$17,507	$33,722	$34,817
Cost of sales	12,535	12,735	24,809	25,272
Gross profit	4,585	4,772	8,913	9,545

Operating expenses:
Sales and marketing	898	891	1,885	1,898
General and administrative	1,733	1,616	3,442	3,240
Research and development	1,294	1,148	2,520	2,316
Restructuring charges (note 3)	—	—	—	83
Total operating expenses	3,925	3,655	7,847	7,537
Operating income	660	1,117	1,066	2,008

Interest expense	(89)	(125)	(192)	(263)
Other income (expense)	12	(122)	148	(62)
Income from continuing operations before income taxes and discontinued operations	583	870	1,022	1,683

Income tax expense	77	57	232	83
Income before discontinued operations	506	813	790	1,600
Loss on sale of discontinued operations (note 4)	—	—	—	(120)
Loss from discontinued operations, net of income taxes	—	—	—	(150)
Net income	$506	$813	$790	$1,330

Basic income (loss) per share:
Continuing operations	$0.09	$0.14	$0.14	$0.28
Discontinued operations	—	—	—	(0.05)
Net income per share:	$0.09	$0.14	$0.14	$0.23

Diluted income (loss) per share:
Continuing operations	$0.08	$0.13	$0.13	$0.27
Discontinued operations	—	—	—	(0.05)
Net income per share:	$0.08	$0.13	$0.13	$0.22

Average shares outstanding:
Basic	5,856	5,780	5,848	5,754
Diluted	6,242	6,081	6,229	5,973

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Comprehensive Income
(In Thousands)

	Three Months Ended		Six Months Ended

	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income	$506	$813	$790	$1,330
Change in fair value of interest rate swap	(31)	9	(33)	19
Gain (loss) on foreign currency translation adjustment	36	(2)	(72)	8

Comprehensive income	$511	$820	$685	$1,357

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)

	Six Months Ended
	June 30,	June 30,
	2015	2014
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$790	$1,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	841	1,109
Stock-based compensation	314	244
Change in deferred gain	(55)	(55)
Change in allowance for doubtful accounts	(5)	(2)
Equity in loss of partnerships	99	108
Loss on sale of discontinued operations	—	120
Changes in operating assets and liabilities:
Accounts receivable	(51)	(1,914)
Inventories	(1,311)	(1,074)
Other assets	113	183
Accounts payable	1,249	1,012
Accrued expenses	(263)	240
Other liabilities	24	(8)
Net cash provided by operating activities	1,745	1,293

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	29
Proceeds of sale of discontinued operations	—	500
Purchases of property, plant and equipment	(1,670)	(668)
Other	(45)	—
Net cash used in investing activities	(1,715)	(139)

Cash flows from financing activities:
Proceeds from long-term borrowings	8,456	6,998
Repayments of long-term borrowings	(8,031)	(8,301)
Proceeds from employee stock purchases and exercise of stock options	71	76
Change in restricted cash	50	(128)
Change in checks written in excess of cash	(505)	138
Net cash provided by (used in) financing activities	41	(1,217)

Effect of exchange rate changes on cash	(126)	7

Net decrease in cash	(55)	(56)
Cash, beginning of period	328	217

Cash, end of period	$273	$161

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.           General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of June 30, 2015 and December 31, 2014, the consolidated results of its operations for the three and six months ended June 30, 2015 and 2014 and for the cash flows for the six month ended June 30, 2015 and 2014. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period.

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

In May 2014, the Financial Accounting Standards Board issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact on the Company’s consolidated financial statements

3.           Restructuring Charges

On June 13, 2013 the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs. The plan was approved by the Company’s Board of Directors on June 12, 2013. As part of this plan, the Company: reduced investment in certain non-core professional audio communications product lines; transferred specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reduced global administrative and support workforce; transferred the medical coil operations from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity; sold its remaining security, microphone and receiver operations; added experienced professionals in value hearing health; and focused more resources in medical biotelemetry. During the six months ended June 30, 2014, the Company incurred restructuring charges of $83, primarily related to employee termination benefits, from the restructuring of its continuing operations. The Company does not expect to incur any additional cash charges related to this restructuring.

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

The Company recorded a loss on the sale of $120. The net loss was computed as follows:

Accounts receivable, net	$384
Inventory, net	128
Property, plant and equipment, net	127
Other assets	1
Accounts payable	(69)
Net assets sold	$571
Cash proceeds received from Sierra Peaks	500
Net assets sold	(571)
Transaction costs	(49)
Loss on sale of discontinued operations, net of income taxes	$(120)

The following table shows the results of operations of the Company’s discontinued operations:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales, net	$—	$—	$—	$207
Operating costs and expenses	—	—	—	(357)
Operating loss	—	—	—	(150)
Other income, net	—	—	—	—
Net loss from discontinued operations	$—	$—	$—	$(150)

5.           Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	June 30,	December 31,
	2015	2014
United States	$4,440	$3,307
Other – primarily Asia	769	938
Consolidated	$5,209	$4,245

Long-lived assets consist of property and equipment. Excluded from long-lived assets are investments in partnerships, patents, license agreements and goodwill. The Company capitalizes long-lived assets pertaining to the production of specialized parts. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted cash flows exceeds the carrying value of the assets.

The geographical distribution of net sales to geographical areas for the three and six months ended June 30, 2015 and 2014 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
United States	$11,948	$13,018	$24,400	$25,840
Europe	1,568	1,608	3,408	3,823
Asia	3,217	2,549	5,229	4,341
All other countries	387	332	685	813
Consolidated	$17,120	$17,507	$33,722	$34,817

Geographic net sales are allocated based on the location of the customer. For the three and six months ended June 30, 2015, one customer accounted for 42% and 40% of the Company’s consolidated net sales. For the three and six months ended June 30, 2014, one customer accounted for 39% and 40% of the Company’s consolidated net sales.

At June 30, 2015, two customers combined accounted for 24% of the Company’s consolidated accounts receivable. At December 31, 2014, two customers accounted for 27% of the Company’s consolidated accounts receivable.

6.           Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
June 30, 2015
Domestic	$3,995	$1,710	$2,387	$8,092
Foreign	2,198	778	230	3,206
Total	$6,193	$2,488	$2,617	$11,298

December 31, 2014
Domestic	$3,993	$1,300	$1,838	$7,131
Foreign	1,894	720	238	2,852
Total	$5,887	$2,020	$2,076	$9,983

7.           Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	June 30,	December 31,
	2015	2014
Domestic Asset-Based Revolving Credit Facility	$1,308	$3,843
Foreign Overdraft and Letter of Credit Facility	912	920
Domestic Term-Loan	4,750	1,750
Total Debt	6,970	6,513
Less: Current maturities	(1,894)	(1,886)
Total Long-Term Debt	$5,076	$4,627

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

In March 2015, the Company and its domestic subsidiaries entered into a Seventh Amendment to the Loan and Security Agreement with The PrivateBank and Trust Company. The amendment, among other things:

▪	increased the Company’s term loan to $5,000 from its then current balance of $1,750, as a result of which the Company borrowed an additional $3,250 under the term loan facility;

▪	extended the term loan and revolving loan maturity date to February 28, 2019, keeping the existing term loan amortization schedule in place;

▪	increased the annual capital expenditure limit to $4,500;

▪	implemented investment provisions that allow for up to $4,000 in investment spending prior to requiring bank approval; and

▪	lowered interest rates on the term loan and revolving loan.

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

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on the Company’s leverage ratio of funded debt / EBITDA, at the option of the Company, at:

▪	the London InterBank Offered Rate (“LIBOR”) plus 2.50% - 4.00%, or

▪	the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus 0.00% - 1.25% ; in each case, depending on the Company’s leverage ratio.

Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans. IntriCon is also required to pay a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

Weighted average interest on the revolving credit facility was 4.50% for the six months ended June 30, 2015 and 4.51% for the year ended December 31, 2014. The outstanding balance of the revolving credit facility was $1,308 and $3,843 at June 30, 2015 and December 31, 2014, respectively. The total availability on the revolving credit facility was approximately $6,106 and $3,456 at June 30, 2015 and December 31, 2014, respectively.

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

The Company was in compliance with the financial covenants under the facility as of June 30, 2015.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.47% and 4.50% for the six months ended June 30, 2015 and the year ended December 31, 2014. The outstanding balance was $912 and $920 at June 30, 2015 and December 31, 2014, respectively. The total remaining availability on the international senior secured credit agreement was approximately $898 and $956 at June 30, 2015 and December 31, 2014, respectively.

8.           Income Taxes

Income tax expense for the three and six months ended June 30, 2015 was $77 and $232 compared to $57 and $83 for the same periods in 2014. The expense was primarily due to foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the three and six months ended June 30, 2015 and 2014.

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
United States	$30	$315	$(280)	$631
Singapore	403	376	944	758
Indonesia	19	17	39	36
Germany	131	162	319	258
Income (loss) before income taxes and discontinued operations	$583	$870	$1,022	$1,683

 9.           Shareholders’ Equity and Stock-based Compensation

The Company has a 2001 stock option plan, a non-employee directors’ stock option plan, a 2006 Equity Incentive Plan and a 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan, which was approved by the shareholders on April 24, 2015, replaced the 2006 Equity Incentive Plan. New grants may not be made under the 2001, 2006 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of June 30, 2015. The aggregate number of shares of common stock for which awards can be granted under the 2015 Equity Incentive Plan as of the date of adoption was 500 shares. Additionally, as outstanding options under the 2001, 2006 and non-employee directors’ plans expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2015 Equity Incentive Plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2015 Equity Incentive Plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of June 30, 2015. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2015 Equity Incentive Plan. The director program gives each non-employee director the right under the 2015 Equity Incentive Plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. No shares were issued in lieu of cash for director fees under the director program for the three and six months ended June 30, 2015 and 2014.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2015 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the three and six months ended June 30, 2015 and 2014, respectively.

Stock option activity as of and during the six months ended June 30, 2015 was as follows:

		Weighted-average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at December 31, 2014	1,313	$5.86
Options forfeited or cancelled	—	—
Options expired	—	—
Options granted	170	7.14
Options exercised	(18)	3.12

Outstanding at June 30, 2015	1,465	$6.05	$2,442

Exercisable at June 30, 2015	1,117	$6.08	$2,886

Available for future grant at December 31, 2014	175

Available for future grant at June 30, 2015	460

The number of shares available for future grants at June 30, 2015 does not include a total of up to 1,423 shares subject to options outstanding under the 2001, 2006 and non-employee directors’ plans which will become available for grant under the 2015 Equity Incentive Plan in the event of the expiration of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $7.96 and $7.14 for options granted during the three and six months ended June 30, 2015. The weighted average fair value of options granted was $4.55 and $3.17 for options granted during the three and six months ended June 30, 2014.

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

The weighted average remaining contractual life of options exercisable at June 30, 2015 was 4.02 years.

The Company recorded $145 and $314 of non-cash stock option expense for the three and six months ended June 30, 2015. The Company recorded $102 and $244 of non-cash stock option expense for the three and six months ended June 30, 2014. As of June 30, 2015, there was $980 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 2.24 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan initially provided that a maximum of 100 shares may be sold under the Purchase Plan as of the date of adoption. On April 27, 2011, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares which may be purchased under the plan by an additional 100 shares. There were 4 and 7 shares purchased under the plan for the three and six months ended June 30, 2015 and a total of 3 and 8 shares purchased for the three and six months ended June 30, 2014.

10.   Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator:
Income before discontinued operations	$506	$813	$790	$1,600
Loss from discontinued operations, net of income taxes	—	—	—	(270)
Net income	$506	$813	$790	$1,330

Denominator:
Basic – weighted shares outstanding	5,856	5,780	5,848	5,754
Weighted shares assumed upon exercise of stock options	386	301	381	219
Diluted – weighted shares outstanding	6,242	6,081	6,229	5,973

Basic income (loss) per share:
Continuing operations	$0.09	$0.14	$0.14	$0.28
Discontinued operations	—	—	—	(0.05)
Net income per share:	$0.09	$0.14	$0.14	$0.23

Diluted income (loss) per share:
Continuing operations	$0.08	$0.13	$0.13	$0.27
Discontinued operations	—	—	—	(0.05)
Net income per share:	$0.08	$0.13	$0.13	$0.22

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

12.  Related-Party Transactions

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $122 and $244 for the three and six months ended June 30, 2015 and approximately $124 and $245 for the three and six months ended June 30, 2014.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three and six months ended June 30, 2015, the Company paid that firm approximately $71 and $119 for legal services and costs.  For the three and six months ended June 30, 2014, the Company paid that firm approximately $48 and $86 for legal services and costs.  The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

13.  Revenue by Market

       The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Medical	$9,939	$9,230	$18,896	$18,713
Hearing Health	4,956	5,617	10,520	11,476
Professional Audio Communications	2,225	2,660	4,306	4,628
Total Revenue	$17,120	$17,507	$33,722	$34,817

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

Market Overview

IntriCon serves the body-worn device market by designing, developing, engineering and manufacturing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for value hearing health devices, medical bio-telemetry devices and professional audio communication devices. Revenue from the medical bio-telemetry and value hearing health markets is reported on the respective hearing health and medical lines in the discussion of our results of operation in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 “Revenue by Market” to the Company’s consolidated condensed financial statements included herein.

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

In the VHA channel, the Company entered into a manufacturing agreement with hi HealthInnovations, a UnitedHealth Group company, to become their supplier of hearing aids. At the beginning of 2012, hi HealthInnovations launched a suite of high-tech, lower-cost hearing devices for their Medicare and Part D participants and later in the year announced they were increasing this offering to the over 26 million people enrolled in their employer-sponsored and individual health benefit plans. Recently they have expanded their offering to include a hearing aid discount program for health plans. This program is available nationwide to all health insurers, including employer-sponsored, individual and Medicare plans. The insurance model has been successfully demonstrated internationally, where several countries providing a full insurance program are serving 40 to 70 percent of the hearing impaired population. Further, research in the U.S. has shown a fully insured model will encourage an individual to seek treatment at an earlier stage of hearing loss, greatly increasing the market size and penetration. The Company also has various international VHA initiatives. In 2014 the Company entered into an exclusive distribution agreement with PC Werth in the United Kingdom. PC Werth, through its partnership with IntriCon, has been appointed as one of the main suppliers to the National Health Service (NHS) Supply Chain’s National Framework. While we have yet to receive formal product approval we are pleased with how our products and software preformed during the evaluation and we’re encouraged by the informal feedback. We anticipate formal feedback in the third quarter. The NHS is widely seen as the most efficient hearing aid delivery system in the world, supplying an estimated 1.4 million hearing aids annually. We believe IntriCon is well positioned to serve their needs, and we’re developing new technologies to further enhance delivery efficiencies and product standards in the future.

We also believe there are niches in the conventional hearing health channel that will embrace our VHA proposition in the United States and Europe. High costs of conventional devices and retail consolidation have constrained the growth potential of the independent audiologist and dispenser. We believe our software and product offering can provide the independent audiologist and dispensers the ability to compete with larger retailers, such as Costco and manufacturer owned retail distributors. In Europe, we recently secured a two-year supply agreement with AudioNova International one of Europe’s leading hearing aid providers, operating more than 1,300 retail stores in 11 countries. Through our new supply agreement, AudioNova will offer hearing devices, manufactured by IntriCon. AudioNova’s smartsound brand is based on IntriCon’s Audion™ amplifier, and offers technically advanced features at value hearing health price points. AudioNova has begun rollout of the smartsound brand in the Netherlands and intends to expand the program to other targeted European countries in the future.

In the past few years the PSAP channel, which includes ear worn devices that provide cost effective sound amplification, has begun to emerge. These sound amplification devices are not regulated by the FDA, as they are not hearing aids and make no claims of compensating for hearing loss. They can be purchased “off-the-shelf” and are not fit or prescribed to meet a specific individual’s needs rather, these devices amplify sound and tend to be used in noisy or challenging environments. They have a significantly lower retail price to the consumer than traditional hearing aids. Additionally, the Company believes there is great potential to market its situational listening devices (SLD’s). Similar to the PSAP devices, the Company’s SLD’s are intended to help people hear in noisy environments, like restaurants and automobiles, and listen to television, music, and direct broadcast by wireless connection. Such devices are intended to be supplements to conventional hearing aids, which do not handle those situations well. The product line consists of an earpiece, TV transmitter, companion microphone, iPod/iPhone transmitter, and USB transmitter.

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

IntriCon currently has a strong presence in both the diabetes and cardiac diagnostic monitoring bio-telemetry markets. For diabetes, IntriCon has partnered with Medtronic to manufacture their wireless continuous glucose monitors, sensors, and related accessories that measure glucose levels and deliver real-time blood glucose trend information. Our Medtronic business posted record quarterly revenue in the 2015 second quarter, led by the MiniLink REAL-Time Transmitter and related accessories sales, which are incorporated in Medtronic’s MiniMed 530G insulin pump and continuous glucose monitoring, or CGM, system. We also manufacture various accessories associated with Medtronic’s CGM system, including the recently announced MiniMed Connect, which links the MiniMed pump and CGM to certain smart devices providing users with a discrete and real-time view of their blood sugar information. In addition to the MiniMed 530G system, the products we manufacture also support Medtronic’s international insulin pump system offerings, such as the recently unveiled MiniMed 640G system. Further, we believe there are opportunities to expand our diabetes product offering with Medtronic as well as move into new markets outside of the diabetes market.

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

The Company further expanded its DSP portfolio including improvements to its Reliant CLEAR™ feedback canceller, offering increased added stable gain and faster reaction time. Additionally, the newly developed DSP technologies are utilized in our recently unveiled Audion8™ and Audion16™, our new eight-channel and wide dynamic range compression sixteen-channel hearing aid amplifiers. The amplifiers are feature-rich designed to fit a wide array of applications. In addition to multiple compression channels, the amplifiers have a complete set of proven adaptive features which greatly improve the user experience.

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

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

▪	our ability to successfully implement our business and growth strategy;

▪	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection with the insolvency;

▪	the volume and timing of orders received by the Company, particularly from Medtronic;

▪	changes in estimated future cash flows;

▪	our ability to collect our accounts receivable;

▪	foreign currency movements in markets that we serve;

▪	changes in the global economy and financial markets;

▪	weakening demand for our products due to general economic conditions;

▪	changes in the mix of products sold;

▪	our ability to meet demand;

▪	changes in customer requirements;

▪	timing and extent of research and development expenses;

▪	FDA approval, timely release and acceptance of our products;

▪	competitive pricing pressures;

▪	pending and potential future litigation;

▪	cost and availability of electronic components and commodities for our products;

▪	our ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;

▪	our ability to comply with covenants in our debt agreements or to obtain waivers if we do not comply;

▪	our ability to repay debt when it comes due;

▪	ability to obtain extensions of our current credit facility or a new credit facility;

▪	the loss of one or more of our major customers;

▪	our ability to identify, complete and integrate acquisitions;

▪	effects of legislation;

▪	effects of foreign operations;

▪	our ability to develop new products;

▪	our ability to recruit and retain engineering and technical personnel;

▪	the costs and risks associated with research and development investments;

▪	the recent recessions in Europe and the debt crisis in certain countries in the European Union;

▪	our ability and the ability of our customers to protect intellectual property;

▪	cybersecurity threats;

▪	loss of members of our senior management team; and

▪	other risk factors set forth in our most recent Annual Report on Form 10-K or any prior Quarterly Report on Form 10-Q, which are incorporated by reference into this Report.

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

Results of Operations

Sales, net

Our net sales are comprised of three main markets: medical, hearing health, and professional audio communications. Below is a summary of our sales by main markets for the three and six months ended June 30, 2015 and 2014:

			Change
Three Months Ended June 30	2015	2014	Dollars	Percent
Medical	$9,939	$9,230	$709	7.7%
Hearing Health	4,956	5,617	(661)	-11.8%
Professional Audio Communications	2,225	2,660	(435)	-16.4%
Consolidated Net Sales	$17,120	$17,507	$(387)	-2.2%

Six Months Ended June 30
Medical	$18,896	$18,713	$183	1.0%
Hearing Health	10,520	11,476	(956)	-8.3%
Professional Audio Communications	4,306	4,628	(322)	-7.0%
Consolidated Net Sales	$33,722	$34,817	$(1,095)	-3.1%

For the three and six months ended June 30, 2015, we experienced increases of 7.7% and 1.0% in net sales in the medical market compared to the same periods in 2014. Medtronic volumes are down year-to-date, but we experienced significant sequential Medtronic revenue of 10% from the 2015 first quarter and growth over the prior year quarter.  We continue to anticipate Medtronic revenue growth throughout 2015 driven by market share growth for legacy products and the introduction of new products. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in both the diabetes market, with its Medtronic partnership, and cardiac diagnostic monitoring bio-telemetry market. The Company believes there are growth opportunities in these markets as well other emerging biotelemetry and home care markets, such as sleep apnea, that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the three and six months ended June 30, 2015 decreased 11.8% and 8.3% compared to the same periods in 2014. The decrease for the three months and six months ended June 30, 2015 was primarily due to decreases in the conventional hearing health channel, partially offset by gains in targeted value hearing health initiatives, including value hearing aids, personal sound amplifier products (PSAP) and assistive listening devices. The Company remains very optimistic about the progress that has been made and the long term prospects of the value hearing health market. Market dynamics, such as low penetration rates, an aging population, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such the insurance channel and PSAP channel. IntriCon believes it is very well positioned to serve these value hearing health market channels. The Company will be aggressively pursuing larger customers who can benefit from our value proposition.  Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices.

Net sales to the professional audio device sector decreased 16.4% and 7.0% for the three and six months ended June 30, 2015 compared to the same periods in 2014. The primary driver of the anticipated year over year decrease related to revenue recognized in Q2 of 2014 from the sale of technically advanced headsets to the Singapore government. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three and six months ended June 30, 2015 and 2014, was as follows:

	2015		2014		Change
		Percent		Percent
Three Months Ended June 30	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Gross Profit	$4,585	26.8%	$4,772	27.3%	$(187)	-3.9%
Six Months Ended June 30
Gross Profit	$8,913	26.4%	$9,545	27.4%	$(632)	-6.6%

The 2015 gross profit decrease over the comparable prior year period was primarily due to lower overall sales volumes.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three and six months ended June 30, 2015 and 2014 were as follows:

	2015		2014		Change
		Percent		Percent
Three Months Ended June 30	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Sales and Marketing	$898	5.2%	$891	5.1%	$7	0.8%
General and Administrative	1,733	10.1%	1,616	9.2%	117	7.2%
Research and Development	1,294	7.6%	1,148	6.6%	146	12.7%

Six Months Ended June 30
Sales and Marketing	$1,885	5.6%	$1,898	5.5%	$(13)	-0.7%
General and Administrative	3,442	10.2%	3,240	9.3%	202	6.2%
Research and Development	2,520	7.5%	2,316	6.7%	204	8.8%

Sales and marketing remained steady with the prior year. General and administrative expenses were slightly greater than the prior year period primarily due to increased support costs for our value hearing health initiatives. Research and development increased over the prior year three month period primarily due to increased outside service materials and support costs for our value hearing health initiatives.

Restructuring charges

On June 13, 2013, the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs. The plan was approved by the Company’s Board of Directors on June 12, 2013. As part of this plan, the Company: reduced investment in certain non-core professional audio communications product lines; transferred specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reduced global administrative and support workforce; transferred the medical coil operations from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity; sold its remaining security, microphone and receiver operations; added experienced professionals in value hearing health; and focused more resources in medical biotelemetry. During the six months ended June 30, 2014, the Company incurred restructuring charges of $83, primarily related to employee termination benefits, from the restructuring of its continuing operations. In the future, the Company does not expect to incur any additional cash charges related to this restructuring.

Interest expense

Net interest expense for the three and six months ended June 30, 2015 was $89 and $192 compared to $125 and $263 for the comparable three and six month periods in 2014. The decrease in interest expense was primarily due to lower average debt balances as compared to the prior year.

Other income (expense)

Other income (expense) for the three and six months ended June 30, 2015 was $12 and $148 compared to other income (expense) of ($122) and ($62) for the same periods in 2014. The change in other income primarily related to foreign government grants/credits and to a royalty earned in the 2015 second quarter.

Income tax expense

Income tax expense for the three and six months ended June 30, 2015 was $77 and $232 compared to $57 and $83 for the same periods in 2014. The expense for the three and six months ended June 30, 2015 was primarily due to taxable income generated by foreign operations.

Loss from discontinued operations

Loss from discontinued operations, net of income taxes, of $0 and $270 for the three and six months ended June 30, 2014 was due to a discontinued operations loss of $150 and a loss on the sale of discontinued operations of $120.

Liquidity and Capital Resources

As of June 30, 2015, we had $273 of cash on hand. Sources of our cash for the six months ended June 30, 2015 have been from our operating activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash provided by (used in):
Operating activities	$1,745	$1,293
Investing activities	(1,715)	(139)
Financing activities	41	(1,217)
Effect of exchange rate changes on cash	(126)	7
Decrease in cash	$(55)	$(56)

Net cash provided by operations of $1,745 was primarily driven by net income of $790, increases in accounts payable, add backs for non-cash depreciation and stock compensation, partially offset by increases in inventories and decreases in accrued expenses.

Net cash used in investing activities of $1,715 consisted primarily of $1,670 of purchases of property, plant and equipment.

Net cash provided in financing activities of $41 was primarily driven by net proceeds from long-term debt.

The Company had the following bank arrangements:

	June 30, 2015	December 31, 2014

Total borrowing capacity under existing facilities	$13,974	$10,925

Facility borrowings:
Domestic revolving credit facility	1,308	3,843
Domestic term loan	4,750	1,750
Foreign overdraft and letter of credit facility	912	920
Total borrowings and commitments	6,970	6,513

Remaining availability under existing facilities	$7,004	$4,412

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

In March 2015, the Company and its domestic subsidiaries entered into a Seventh Amendment to the Loan and Security Agreement with The PrivateBank and Trust Company. The amendment, among other things:

▪	increased the Company’s term loan to $5,000 from its then current balance of $1,750, as a result of which the Company borrowed an additional $3,250 under the term loan facility;

▪	extended the term loan and revolving loan maturity date to February 28, 2019, keeping the existing term loan amortization schedule in place;

▪	increased the annual capital expenditure limit to $4,500;

▪	implemented investment provisions that allow for up to $4,000 in investment spending prior to requiring bank approval; and

▪	lowered interest rates on the term loan and revolving loan.

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

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on the Company’s leverage ratio of funded debt / EBITDA, at the option of the Company, at:

▪	the London InterBank Offered Rate (“LIBOR”) plus 2.50% - 4.00%, or

▪	the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus 0.00% - 1.25% ; in each case, depending on the Company’s leverage ratio.

Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans. IntriCon is also required to pay a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

Weighted average interest on the revolving credit facility was 4.50% for the six months ended June 30, 2015 and 4.51% for the year ended December 31, 2014. The outstanding balance of the revolving credit facility was $1,308 and $3,843 at June 30, 2015 and December 31, 2014, respectively. The total availability on the revolving credit facility was approximately $6,106 and $3,456 at June 30, 2015 and December 31, 2014, respectively.

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

The Company was in compliance with the financial covenants under the facility as of June 30, 2015.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.47% and 4.50% for the six months ended June 30, 2015 and the year ended December 31, 2014. The outstanding balance was $912 and $920 at June 30, 2015 and December 31, 2014, respectively. The total remaining availability on the international senior secured credit agreement was approximately $898 and $956 at June 30, 2015 and December 31, 2014, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2015 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None

ITEM 6. Exhibits

(a)	Exhibits

10.1	Seventh Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation and The PrivateBank and Trust Company, dated as of March 31, 2015 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 13, 2015)..

10.2	Second Amended and Restated Term Note from the Company, IntriCon, Inc. and IntriCon Tibbetts Corporation to The PrivateBank and Trust Company (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 13, 2015).

+10.3	2015 Equity Incentive Plan (incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 6, 2015).

+10.4	Form of Stock Option Agreement issued to employees pursuant to the 2015 Equity Incentive Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 13, 2015).

+10.5	Form of Stock Option Agreement issued to directors pursuant to the 2015 Equity Incentive Plan incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 13, 2015).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 30, 2015, (Unaudited) and December 31, 2014; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2015, and 2014; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2015, and 2014; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2015, and 2014; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*	Filed herewith.

+	Denotes management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION (Registrant)

Date: August 13, 2015	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: August 13, 2015	By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

10.1	Seventh Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation and The PrivateBank and Trust Company, dated as of March 31, 2015 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 13, 2015)..

10.2	Second Amended and Restated Term Note from the Company, IntriCon, Inc. and IntriCon Tibbetts Corporation to The PrivateBank and Trust Company (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 13, 2015).

+10.3	2015 Equity Incentive Plan (incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 6, 2015).

+10.4	Form of Stock Option Agreement issued to employees pursuant to the 2015 Equity Incentive Plan (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 13, 2015).

+10.5	Form of Stock Option Agreement issued to directors pursuant to the 2015 Equity Incentive Plan incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 filed with the SEC on May 13, 2015).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 30, 2015, (Unaudited) and December 31, 2014; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2015, and 2014; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2015, and 2014; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2015, and 2014; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*	Filed herewith.

+	Denotes management contract, compensatory plan or arrangement.

