Form 10-Q
period 2015-09-30
INTRICON CORP
filed 2015-11-12
CIK 88790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015

or

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

☐  Yes   ☒  No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on October 31, 2015 was 5,977,053.

INTRICON CORPORATION

I N D E X

PART I:  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

	September 30, 2015 (Unaudited)	December 31, 2014
Current assets:
Cash	$397	$328
Restricted cash	592	640
Accounts receivable, less allowance for doubtful accounts of $113 at September 30, 2015 and $120 at December 31, 2014	7,492	7,673
Inventories	13,137	9,983
Other current assets	1,028	1,013
Total current assets	22,646	19,637

Machinery and equipment	37,963	35,104
Less: Accumulated depreciation	31,936	30,859
Net machinery and equipment	6,027	4,245

Goodwill	9,194	9,194
Investment in partnerships	278	387
Other assets, net	408	498
Total assets	$38,553	$33,961

Current liabilities:
Checks written in excess of cash	$1,057	$516
Current maturities of long-term debt	1,929	1,886
Accounts payable	6,634	5,438
Accrued salaries, wages and commissions	2,908	2,519
Deferred gain	83	110
Other accrued liabilities	1,391	1,364
Total current liabilities	14,002	11,833

Long-term debt, less current maturities	5,121	4,627
Other postretirement benefit obligations	481	485
Accrued pension liabilities	686	741
Deferred gain	—	55
Other long-term liabilities	94	113
Total liabilities	20,384	17,854
Commitments and contingencies (note 11)
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 5,977 and 5,844 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	5,977	5,844
Additional paid-in capital	17,565	16,939
Accumulated deficit	(4,856)	(6,274)
Accumulated other comprehensive loss	(517)	(402)
Total shareholders’ equity	18,169	16,107
Total liabilities and shareholders’ equity	$38,553	$33,961

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended

	September 30, 2015 (Unaudited)	September 30, 2014 (Unaudited)	September 30, 2015 (Unaudited)	September 30, 2014 (Unaudited)

Sales, net	$17,341	$17,005	$51,063	$51,822
Cost of sales	12,706	12,529	37,515	37,801
Gross profit	4,635	4,476	13,548	14,021

Operating expenses:
Sales and marketing	854	917	2,739	2,815
General and administrative	1,708	1,647	5,150	4,887
Research and development	1,344	1,214	3,864	3,530
Restructuring charges (note 3)	—	—	—	83
Total operating expenses	3,906	3,778	11,753	11,315
Operating income	729	698	1,795	2,706

Interest expense	(95)	(99)	(287)	(362)
Other income (expense)	(131)	27	17	(35)
Income from continuing operations before income taxes and discontinued operations	503	626	1,525	2,309

Income tax (benefit) expense	(125)	68	107	151
Income before discontinued operations	628	558	1,418	2,158
Loss on sale of discontinued operations (note 4)	—	—	—	(120)
Loss from discontinued operations, net of income taxes	—	—	—	(150)
Net income	$628	$558	$1,418	$1,888

Basic income (loss) per share:
Continuing operations	$0.11	$0.10	$0.24	$0.37
Discontinued operations	—	—	—	(0.05)
Net income per share:	$0.11	$0.10	$0.24	$0.33

Diluted income (loss) per share:
Continuing operations	$0.10	$0.09	$0.23	$0.36
Discontinued operations	—	—	—	(0.04)
Net income per share:	$0.10	$0.09	$0.23	$0.31

Average shares outstanding:
Basic	5,943	5,820	5,873	5,777
Diluted	6,210	6,148	6,214	6,037

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Comprehensive Income
(In Thousands)

	Three Months Ended		Nine Months Ended

	September 30, 2015 (Unaudited)	September 30, 2014 (Unaudited)	September 30, 2015 (Unaudited)	September 30, 2014 (Unaudited)
Net income	$628	$558	$1,418	$1,888
Change in fair value of interest rate swap	(31)	(16)	(64)	3
Gain (loss) on foreign currency translation adjustment	21	(56)	(51)	(48)
Comprehensive income	$618	$486	$1,303	$1,843

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)

	Nine Months Ended

	September 30, 2015 (Unaudited)	September 30, 2014 (Unaudited)
Cash flows from operating activities:
Net income	$1,418	$1,888
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,281	1,634
Stock-based compensation	445	352
Change in deferred gain	(83)	(83)
Change in allowance for doubtful accounts	(6)	(6)
Equity in loss of partnerships	154	157
Loss on sale of discontinued operations	—	120
Changes in operating assets and liabilities:
Accounts receivable	248	(1,645)
Inventories	(3,150)	(802)
Other assets	(80)	90
Accounts payable	1,189	412
Accrued expenses	467	776
Other liabilities	(199)	42
Net cash provided by operating activities	1,684	2,935

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	31
Proceeds of sale of discontinued operations	—	500
Purchases of property, plant and equipment	(2,868)	(981)
Other	(45)	—
Net cash used in investing activities	(2,913)	(450)

Cash flows from financing activities:
Proceeds from long-term borrowings	12,903	10,580
Repayments of long-term borrowings	(12,422)	(12,549)
Proceeds from employee stock purchases and exercise of stock options	315	125
Change in restricted cash	71	(69)
Change in checks written in excess of cash	540	(279)
Net cash provided by (used in) financing activities	1,407	(2,192)

Effect of exchange rate changes on cash	(109)	(102)

Net increase in cash	69	191
Cash, beginning of period	328	217

Cash, end of period	$397	$408

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of September 30, 2015 and December 31, 2014, the consolidated results of its operations for the three and nine months ended September 30, 2015 and 2014 and for the cash flows for the nine month ended September 30, 2015 and 2014. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period. Certain prior balances have been reclassified. The reclassification does not impact previously reported net income or shareholders’ equity.

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

On June 13, 2013 the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs. The plan was approved by the Company’s Board of Directors on June 12, 2013. As part of this plan, the Company: reduced investment in certain non-core professional audio communications product lines; transferred specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reduced global administrative and support workforce; transferred the medical coil operations from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity; sold its remaining security, microphone and receiver operations; added experienced professionals in value hearing health; and focused more resources in medical biotelemetry. During the nine months ended September 30, 2014, the Company incurred restructuring charges of $83, primarily related to employee termination benefits, from the restructuring of its continuing operations. The Company does not expect to incur any additional cash charges related to this restructuring.

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

The Company recorded a loss on the sale of $120. The net loss was computed as follows:

Accounts receivable, net	$384
Inventory, net	128
Property, plant and equipment, net	127
Other assets	1
Accounts payable	(69)
Net assets sold	$571
Cash proceeds received from Sierra Peaks	500
Net assets sold	(571)
Transaction costs	(49)
Loss on sale of discontinued operations, net of income taxes	$(120)

The following table shows the results of operations of the Company’s discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Sales, net	$—	$—	$—	$207
Operating costs and expenses	—	—	—	(357)
Operating loss	—	—	—	(150)
Other income, net	—	—	—	—
Net loss from discontinued operations	$—	$—	$—	$(150)

5.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	September 30,	December 31,
	2015	2014
United States	$5,352	$3,307
Other – primarily Asia	675	938
Consolidated	$6,027	$4,245

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

The geographical distribution of net sales to geographical areas for the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
United States	$13,165	$12,413	$37,565	$38,253
Europe	1,495	1,374	4,903	5,197
Asia	2,498	2,747	7,727	7,088
All other countries	183	471	868	1,284
Consolidated	$17,341	$17,005	$51,063	$51,822

Geographic net sales are allocated based on the location of the customer. For the three and nine months ended September 30, 2015, one customer accounted for 46% and 42% of the Company’s consolidated net sales. For the three and nine months ended September 30, 2014, one customer accounted for 36% and 38% of the Company’s consolidated net sales.

At September 30, 2015, two customers combined accounted for 34% of the Company’s consolidated accounts receivable. At December 31, 2014, two customers combined accounted for 27% of the Company’s consolidated accounts receivable.

6.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
September 30, 2015
Domestic	$5,232	$2,088	$2,369	$9,689
Foreign	2,455	729	264	3,448
Total	$7,687	$2,817	$2,633	$13,137

December 31, 2014
Domestic	$3,993	$1,300	$1,838	$7,131
Foreign	1,894	720	238	2,852
Total	$5,887	$2,020	$2,076	$9,983

7.	Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	September 30,	December 31,
	2015	2014

Domestic Asset-Based Revolving Credit Facility	$1,611	$3,843
Foreign Overdraft and Letter of Credit Facility	939	920
Domestic Term-Loan	4,500	1,750
Total Debt	7,050	6,513
Less: Current maturities	(1,929)	(1,886)
Total Long-Term Debt	$5,121	$4,627

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with The PrivateBank and Trust Company. The credit facility, as amended, provides for:

•	an $8,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

•	a term loan in the original amount of $5,000.

In March 2015, the Company and its domestic subsidiaries entered into a Seventh Amendment to the Loan and Security Agreement with The PrivateBank and Trust Company. The amendment, among other things:

•	increased the Company’s term loan to $5,000 from its then current balance of $1,750, as a result of which the Company borrowed an additional $3,250 under the term loan facility;

•	extended the term loan and revolving loan maturity date to February 28, 2019, keeping the existing term loan amortization schedule in place;

•	increased the annual capital expenditure limit to $4,500;

•	implemented investment provisions that allow for up to $4,000 in investment spending prior to requiring bank approval; and

•	lowered interest rates on the term loan and revolving loan.

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

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on the Company’s leverage ratio of funded debt / EBITDA, at the option of the Company, at:

•	the London InterBank Offered Rate (“LIBOR”) plus 2.50% - 4.00%, or

•	the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus 0.00% - 1.25% ; in each case, depending on the Company’s leverage ratio.

Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans. IntriCon is also required to pay a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

Weighted average interest on the revolving credit facility was 4.03% for the nine months ended September 30, 2015 and 4.51% for the year ended December 31, 2014. The outstanding balance of the revolving credit facility was $1,611 and $3,843 at September 30, 2015 and December 31, 2014, respectively. The total availability on the revolving credit facility was approximately $6,389 and $3,456 at September 30, 2015 and December 31, 2014, respectively.

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

The Company was in compliance with the financial covenants under the facility as of September 30, 2015.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.44% and 4.50% for the nine months ended September 30, 2015 and the year ended December 31, 2014. The outstanding balance was $939 and $920 at September 30, 2015 and December 31, 2014, respectively. The total remaining availability on the international senior secured credit agreement was approximately $791 and $956 at September 30, 2015 and December 31, 2014, respectively.

8.	Income Taxes

Income tax expense (benefit) for the three and nine months ended September 30, 2015 was ($125) and $107 compared to $68 and $151 for the same periods in 2014. The expense (benefit) was primarily due to foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the three and nine months ended September 30, 2015 and 2014.

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
United States	$82	$(6)	$(198)	$625
Singapore	267	417	1,211	1,175
Indonesia	18	17	57	53
Germany	136	198	455	456
Income (loss) before income taxes and discontinued operations	$503	$626	$1,525	$2,309

9.	Shareholders’ Equity and Stock-based Compensation

The Company has a 2001 stock option plan, a non-employee directors’ stock option plan, a 2006 Equity Incentive Plan and a 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan, which was approved by the shareholders on April 24, 2015, replaced the 2006 Equity Incentive Plan. New grants may not be made under the 2001, 2006 and the non-employee directors’ stock option plans; however certain option grants under these plans remain exercisable as of September 30, 2015. The aggregate number of shares of common stock for which awards can be granted under the 2015 Equity Incentive Plan as of the date of adoption was 500 shares. Additionally, as outstanding options under the 2001, 2006 and non-employee directors’ plans expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2015 Equity Incentive Plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2015 Equity Incentive Plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of September 30, 2015. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2015 Equity Incentive Plan. The director program gives each non-employee director the right under the 2015 Equity Incentive Plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. No shares were issued in lieu of cash for director fees under the director program for the three and nine months ended September 30, 2015 and 2014.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2015 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the three and nine months ended September 30, 2015 and 2014, respectively.

Stock option activity as of and during the nine months ended September 30, 2015 was as follows:

		Weighted-average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value

Outstanding at December 31, 2014	1,313	$5.86
Options forfeited or cancelled	—	—
Options expired	—	—
Options granted	170	7.14
Options exercised	(158)	3.12

Outstanding at September 30, 2015	1,325	$6.36	$3,227

Exercisable at September 30, 2015	977	$6.50	$2,472

Available for future grant at December 31, 2014	175

Available for future grant at September 30, 2015	490

The number of shares available for future grants at September 30, 2015 does not include a total of up to 1,283 shares subject to options outstanding at September 3, 2015 under the 2001, 2006 and non-employee directors’ plans which will become available for grant under the 2015 Equity Incentive Plan in the event of the expiration of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $7.14 for options granted during the nine months ended September 30, 2015. The weighted average fair value of options granted was $3.17 for options granted during the nine months ended September 30, 2014.

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

The weighted average remaining contractual life of options exercisable at September 30, 2015 was 5.41 years.

The Company recorded $131 and $445 of non-cash stock option expense for the three and nine months ended September 30, 2015. The Company recorded $110 and $352 of non-cash stock option expense for the three and nine months ended September 30, 2014. As of September 30, 2015, there was $849 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 2.05 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan initially provided that a maximum of 100 shares may be sold under the Purchase Plan as of the date of adoption. On April 27, 2011, the Company’s shareholders approved an amendment to the Purchase Plan to increase the number of shares which may be purchased under the plan by an additional 100 shares. There were 3 and 10 shares purchased under the plan for the three and nine months ended September 30, 2015 and a total of 4 and 12 shares purchased for the three and nine months ended September 30, 2014.

10.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Income before discontinued operations	$628	$558	$1,418	$2,158
Loss from discontinued operations, net of income taxes	—	—	—	(270)
Net income	$628	$558	$1,418	$1,888

Denominator:
Basic – weighted shares outstanding	5,943	5,820	5,873	5,777
Weighted shares assumed upon exercise of stock options	267	328	341	260
Diluted – weighted shares outstanding	6,210	6,148	6,214	6,037

Basic income (loss) per share:
Continuing operations	$0.11	$0.10	$0.24	$0.37
Discontinued operations	—	—	—	(0.05)
Net income per share:	$0.11	$0.10	$0.24	$0.33

Diluted income (loss) per share:
Continuing operations	$0.10	$0.09	$0.23	$0.36
Discontinued operations	—	—	—	(0.04)
Net income per share:	$0.10	$0.09	$0.23	$0.31

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

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $121 and $365 for the three and nine months ended September 30, 2015 and approximately $122 and $367 for the three and nine months ended September 30, 2014.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three and nine months ended September 30, 2015, the Company paid that firm approximately $26 and $145 for legal services and costs.  For the three and nine months ended September 30, 2014, the Company paid that firm approximately $48 and $135 for legal services and costs.  The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

13.	Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Medical	$11,122	$8,664	$30,018	$27,377
Hearing Health	4,594	5,533	15,114	17,009
Professional Audio Communications	1,625	2,808	5,931	7,436
Total Revenue	$17,341	$17,005	$51,063	$51,822

14.	Subsequent Event

On October 28th, 2015 the Company established IntriCon UK Limited which, on November 3, 2015, acquired the assets of PC Werth Limited, a leading supplier of hearing healthcare products and equipment to the United Kingdom’s National Health Service.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (together with its subsidiaries referred to as the “Company”, “IntriCon,” “we”, “us” or “our”) is an international company engaged in designing, developing, engineering and manufacturing body-worn devices. In addition to its operations in Minnesota, the Company has facilities in California, Singapore, Indonesia, Germany and England.

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

In the VHA channel, the Company entered into a manufacturing agreement with hi HealthInnovations, a UnitedHealth Group company, to become their supplier of hearing aids. At the beginning of 2012, hi HealthInnovations launched a suite of high-tech, lower-cost hearing devices for their Medicare and Part D participants and later in the year announced they were increasing this offering to the over 26 million people enrolled in their employer-sponsored and individual health benefit plans. Recently they have expanded their offering to include a hearing aid discount program for health plans. This program is available nationwide to all health insurers, including employer-sponsored, individual and Medicare plans. The insurance model has been successfully demonstrated internationally, where several countries providing a full insurance program are serving 40 to 70 percent of the hearing impaired population. Further, research in the U.S. has shown a fully insured model will encourage an individual to seek treatment at an earlier stage of hearing loss, greatly increasing the market size and penetration. The Company also has various international VHA initiatives. In 2014 the Company entered into an exclusive distribution agreement with PC Werth in the United Kingdom. PC Werth, through its partnership with IntriCon, has been appointed as one of the main suppliers to the National Health Service (NHS) Supply Chain’s National Framework. In the third quarter of 2015, we received formal product approval from the NHS for our high-quality hearing aid products. The NHS is widely seen as the most efficient hearing aid delivery system in the world, supplying an estimated 1.4 million hearing aids annually. We believe IntriCon is well positioned to serve their needs, and we’re developing new technologies to further enhance delivery efficiencies and product standards in the future. On November 3, 2015, the Company acquired the assets of PC Werth.

We also believe there are niches in the conventional hearing health channel that will embrace our VHA proposition in the United States and Europe. High costs of conventional devices and retail consolidation have constrained the growth potential of the independent audiologist and dispenser. We believe our software and product offering can provide the independent audiologist and dispensers the ability to compete with larger retailers, such as Costco and manufacturer owned retail distributors. In Europe, we recently secured a two-year supply agreement with AudioNova International one of Europe’s leading hearing aid providers, operating more than 1,300 retail stores in 11 countries. Through our new supply agreement, AudioNova will offer hearing devices, manufactured by IntriCon. AudioNova’s smartsound brand is based on IntriCon’s Audion™ amplifier, and offers technically advanced features at value hearing health price points. AudioNova has begun rollout of the smartsound brand in the Netherlands and intends to expand the program to other targeted European countries in the future. In the third quarter of 2015, we announced a joint venture with The Academy of Doctors of Audiology (ADA) to provide hearing instruments and educational resources to audiologists and their patients. The joint venture will operate under the name earVenture LLC. We expect that this joint venture will capitalize on our established reputation as a leading provider of high quality, low-cost hearing aids and the ADA’s respected position as the only national membership association focused on ownership of the audiology profession through autonomous practice and clinical excellence.

In the past few years the PSAP channel, which includes ear worn devices that provide cost effective sound amplification, has begun to emerge. These sound amplification devices are not regulated by the FDA, as they are not hearing aids and make no claims of compensating for hearing loss. They can be purchased “off-the-shelf” and are not fit or prescribed to meet a specific individual’s needs rather; these devices amplify sound and tend to be used in noisy or challenging environments. They have a significantly lower retail price to the consumer than traditional hearing aids. Additionally, the Company believes there is great potential to market its situational listening devices (SLD’s). Similar to the PSAP devices, the Company’s SLD’s are intended to help people hear in noisy environments, like restaurants and automobiles, and listen to television, music, and direct broadcasts by wireless connection. Such devices are intended to be supplements to conventional hearing aids, which do not handle those situations well. The product line consists of an earpiece, TV transmitter, companion microphone, iPod/iPhone transmitter, and USB transmitter.

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

In the cardiac diagnostic monitoring market, we provide solutions for ambulatory cardiac monitoring. Our first two product platforms, Sirona and Centauri, received FDA 510(k) approval in late 2011. The Sirona platform, which incorporates the PhysioLink technology, is essentially two products in one design: it can be used as an event recorder, a holter monitor or both. This platform is very small, rechargeable, and water spray proof. IntriCon is receiving feedback from its customers about the treatment flexibility and economic benefits of remote patient monitoring. The Company has contracts in place with lead customers for the Sirona platform and anticipates expanding that customer base during 2016.

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

The Company further expanded its DSP portfolio including improvements to its Reliant CLEAR™ feedback canceller, offering increased added stable gain and faster reaction time. Additionally, the newly developed DSP technologies are utilized in our recently unveiled Audion8™ and Audion16™, our new eight-channel and wide dynamic range compression sixteen-channel hearing aid amplifiers. The amplifiers are feature-rich and are designed to fit a wide array of applications. In addition to multiple compression channels, the amplifiers have a complete set of proven adaptive features which greatly improve the user experience.

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

Results of Operations

Sales, net

Our net sales are comprised of three main markets: medical, hearing health, and professional audio communications. Below is a summary of our sales by main markets for the three and nine months ended September 30, 2015 and 2014:

			Change
Three Months Ended September 30	2015	2014	Dollars	Percent
Medical	$11,122	$8,664	$2,458	28.4%
Hearing Health	4,594	5,533	(939)	-17.0%
Professional Audio Communications	1,625	2,808	(1,183)	-42.1%
Consolidated Net Sales	$17,341	$17,005	$336	2.0%

Nine Months Ended September 30
Medical	$30,018	$27,377	$2,641	9.6%
Hearing Health	15,114	17,009	(1,895)	-11.1%
Professional Audio Communications	5,931	7,436	(1,505)	-20.2%
Consolidated Net Sales	$51,063	$51,822	$(759)	-1.5%

For the three and nine months ended September 30, 2015, we experienced increases of 28.4% and 9.6% in net sales in the medical market compared to the same periods in 2014. Medtronic sales volumes are up year-to-date and we experienced significant sequential Medtronic revenue of 10% from the 2015 second quarter and growth over the prior year quarter.  We continue to anticipate Medtronic revenue growth during the fourth quarter of 2015 driven by market share growth for legacy products and the introduction of new products. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in both the diabetes market, with its Medtronic partnership, and cardiac diagnostic monitoring bio-telemetry market. The Company believes there are growth opportunities in these markets as well other emerging biotelemetry and home care markets, such as sleep apnea, that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the three and nine months ended September 30, 2015 decreased 17.0% and 11.1% compared to the same periods in 2014. The decrease for the three months and nine months ended September 30, 2015 was primarily due to decreases in the conventional hearing health channel, partially offset by gains in targeted value hearing health initiatives, including value hearing aids, personal sound amplifier products (PSAP) and assistive listening devices. The Company remains very optimistic about the progress that has been made and the long term prospects of the value hearing health market. Market dynamics, such as low penetration rates, an aging population, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such as the insurance channel, PSAP channel, earVenture, and the NHS. IntriCon believes it is very well positioned to serve these value hearing health market channels. The Company will be aggressively pursuing larger customers who can benefit from our value proposition.  Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices.

Net sales to the professional audio device sector decreased 42.1% and 20.2% for the three and nine months ended September 30, 2015 compared to the same periods in 2014. The primary driver of the anticipated year over year decrease related to revenue recognized in 2014 from the sale of technically advanced headsets to the Singapore government. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three and nine months ended September 30, 2015 and 2014, was as follows:

	2015		2014		Change
		Percent		Percent
Three Months Ended September 30	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Gross Profit	$4,635	26.7%	$4,476	26.3%	$159	3.6%
Nine Months Ended September 30
Gross Profit	$13,548	26.5%	$14,021	27.1%	$(473)	-3.4%

The gross profit for the nine months ended September 30, 2015 decreased over the comparable prior year period primarily due to product mix and lower overall sales volumes. The gross profit for the three months ended September 30, 2015 was in-line with the prior year period.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three and nine months ended September 30, 2015 and 2014 were as follows:

	2015		2014		Change
		Percent		Percent
Three Months Ended September 30	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Sales and Marketing	$854	4.9%	$917	5.4%	$(63)	-6.9%
General and Administrative	1,708	9.8%	1,647	9.7%	61	3.7%
Research and Development	1,344	7.8%	1,214	7.1%	130	10.7%

Nine Months Ended September 30
Sales and Marketing	$2,739	5.4%	$2,815	5.4%	$(76)	-2.7%
General and Administrative	5,150	10.1%	4,887	9.4%	263	5.4%
Research and Development	3,864	7.6%	3,530	6.8%	334	9.5%

Sales and marketing expense remained steady with the prior year. General and administrative expenses were slightly greater than the prior year period primarily due to increased support costs for our value hearing health initiatives. Research and development increased over the prior year period primarily due to increased outside service materials and support costs for our value hearing health initiatives.

Restructuring charges

On June 13, 2013, the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs. The plan was approved by the Company’s Board of Directors on June 12, 2013. As part of this plan, the Company: reduced investment in certain non-core professional audio communications product lines; transferred specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reduced global administrative and support workforce; transferred the medical coil operations from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity; sold its remaining security, microphone and receiver operations; added experienced professionals in value hearing health; and focused more resources in medical biotelemetry. During the nine months ended September 30, 2014, the Company incurred restructuring charges of $83, primarily related to employee termination benefits, from the restructuring of its continuing operations. In the future, the Company does not expect to incur any additional cash charges related to this restructuring.

Interest expense

Net interest expense for the three and nine months ended September 30, 2015 was $95 and $287 compared to $99 and $362 for the comparable three and nine month periods in 2014. The decrease in interest expense was primarily due to lower average debt balances and interest rates as compared to the prior year.

Other income (expense)

Other income (expense) for the three and nine months ended September 30, 2015 was ($131) and $17 compared to other income (expense) of $76 and $122 for the same periods in 2014. The change in other income (expense) primarily related to foreign exchange losses.

Income tax expense (benefit)

Income tax expense (benefit) for the three and nine months ended September 30, 2015 was ($125) and $107 compared to $68 and $151 for the same periods in 2014. The benefit for the three months ended September 30, 2015 related to a foreign operations tax position. The expense for the nine months ended September 30, 2015 was primarily due to taxable income generated by foreign operations.

Loss from discontinued operations

Loss from discontinued operations, net of income taxes, of $270 for the nine months ended September 30, 2014 was due to a discontinued operations loss of $150 and a loss on the sale of discontinued operations of $120 in the first quarter of 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had $397 of cash on hand. Sources of our cash for the nine months ended September 30, 2015 were from our operating and financing activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash provided by (used in):
Operating activities	$1,684	$2,935
Investing activities	(2,913)	(450)
Financing activities	1,407	(2,192)
Effect of exchange rate changes on cash	(109)	(102)
Increase in cash	$69	$191

Net cash provided by operations of $1,684 was primarily driven by net income of $1,418, increases in accounts payable, add backs for non-cash depreciation and stock compensation, partially offset by increases in inventories.

Net cash used in investing activities of $2,913 consisted primarily of $2,868 of purchases of property, plant and equipment.

Net cash provided by financing activities of $1,407 was primarily driven by net proceeds from our credit facilities and checks written in excess of cash.

The Company had the following bank arrangements:

	September 30, 2015	December 31, 2014

Total borrowing capacity under existing facilities	$14,230	$10,925

Facility borrowings:
Domestic revolving credit facility	1,611	3,843
Domestic term loan	4,500	1,750
Foreign overdraft and letter of credit facility	939	920
Total borrowings and commitments	7,050	6,513
Remaining availability under existing facilities	$7,180	$4,412

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with The PrivateBank and Trust Company. The credit facility, as amended, provides for:

•	an $8,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

•	a term loan in the original amount of $5,000.

In March 2015, the Company and its domestic subsidiaries entered into a Seventh Amendment to the Loan and Security Agreement with The PrivateBank and Trust Company. The amendment, among other things:

•	increased the Company’s term loan to $5,000 from its then current balance of $1,750, as a result of which the Company borrowed an additional $3,250 under the term loan facility;

•	extended the term loan and revolving loan maturity date to February 28, 2019, keeping the existing term loan amortization schedule in place;

•	increased the annual capital expenditure limit to $4,500;

•	implemented investment provisions that allow for up to $4,000 in investment spending prior to requiring bank approval; and

•	lowered interest rates on the term loan and revolving loan.

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

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on the Company’s leverage ratio of funded debt / EBITDA, at the option of the Company, at:

•	the London InterBank Offered Rate (“LIBOR”) plus 2.50% - 4.00%, or

•	the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus 0.00% - 1.25% ; in each case, depending on the Company’s leverage ratio.

Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans. IntriCon is also required to pay a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

Weighted average interest on the revolving credit facility was 4.03% for the nine months ended September 30, 2015 and 4.51% for the year ended December 31, 2014. The outstanding balance of the revolving credit facility was $1,611 and $3,843 at September 30, 2015 and December 31, 2014, respectively. The total availability on the revolving credit facility was approximately $6,389 and $3,456 at September 30, 2015 and December 31, 2014, respectively.

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

The Company was in compliance with the financial covenants under the facility as of September 30, 2015.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.44% and 4.50% for the nine months ended September 30, 2015 and the year ended December 31, 2014. The outstanding balance was $939 and $920 at September 30, 2015 and December 31, 2014, respectively. The total remaining availability on the international senior secured credit agreement was approximately $791 and $956 at September 30, 2015 and December 31, 2014, respectively.

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

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2015 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures

Not applicable.

ITEM 5.  Other Information

None

ITEM 6.  Exhibits

(a)   Exhibits

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 30, 2015, (Unaudited) and December 31, 2014; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2015, and 2014; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2015, and 2014; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2015, and 2014; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*.

_______________________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION (Registrant)

Date: November 12, 2015	By:	/s/ Mark S. Gorder
Mark S. Gorder President and Chief Executive Officer (principal executive officer)

Date: November 12, 2015	By:	/s/ Scott Longval
Scott Longval Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 30, 2015, (Unaudited) and December 31, 2014; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2015, and 2014; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2015, and 2014; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2015, and 2014; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*.

_______________________________

* Filed herewith.

