Form 10-K
period 2015-12-31
INTRICON CORP
filed 2016-03-11
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant on June 30, 2015 was $36,586,092. Common shares held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common shares on February 23, 2016 was 5,981,756.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2016 annual meeting of shareholders are incorporated by reference into Part III of this report; provided, however, that the Audit Committee Report and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

2

PART I

ITEM 1.	Business

Company Overview

IntriCon Corporation (together with its subsidiaries referred herein as the “Company”, or “IntriCon”, “we”, “us” or “our”) is an international company engaged in designing, developing, engineering, manufacturing and distributing body-worn devices. The Company serves the body-worn device market by designing, developing, engineering, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for the emerging value hearing health market, the medical bio-telemetry market and the professional audio communication market. The Company, headquartered in Arden Hills, Minnesota, has facilities in Minnesota, California, Singapore, Indonesia, the United Kingdom and Germany, and operates through subsidiaries. The Company is a Pennsylvania corporation formed in 1930, and has gone through several transformations since its formation. The Company’s core business of body-worn devices was established in 1993 through the acquisition of Resistance Technologies Inc., now known as IntriCon, Inc. The majority of IntriCon’s current management came to the Company with the Resistance Technologies Inc. acquisition, including IntriCon’s President and CEO, who was a co-founder of Resistance Technologies Inc.

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

Business Highlights

Major Events in 2015

The Company reported its strongest financial results in over a decade, surpassing 2014 results, including its strongest revenue and margin since the rebranding of the Company in 2005.

On November 3, 2015, the Company acquired the assets of PC Werth, a leading supplier of hearing healthcare products and equipment to the United Kingdom’s National Health Service (NHS). The NHS is the largest purchaser of hearing aids in the world, supplying an estimated 1.2 million hearing aids annually.

On November 2nd, 2015, the company launched JD Edwards EnterpriseOne platform, a $2,400 investment in an integrated applications suite of comprehensive enterprise resource planning (ERP) software, to further support its global manufacturing and distribution footprint.

On September 14, 2015, the Company and The Academy of Doctors of Audiology (ADA), announced a joint venture to provide hearing instruments and educational resources that offer unprecedented value for audiologists and their patients.

On March 31, 2015, the Company and its domestic subsidiaries entered into a Seventh Amendment to the Loan and Security Agreement and Waiver with The PrivateBank and Trust Company, which among other things extended the maturity date of the term loan and revolving credit facility to February 28, 2019 (See Note 8 to the Company’s consolidated financial statements included herein).

Major Events in 2014

On December 4, 2014, the Company announced an exclusive distribution agreement with PC Werth in the United Kingdom. PC Werth, through its partnership with IntriCon, has been appointed as one of the main suppliers to the NHS Supply Chain’s National Framework.

On January 27, 2014, the Company sold its remaining security and certain microphone and receiver operations, which marked the final milestone in the global strategic restructuring plan announced in 2013.

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

Market Overview:

IntriCon serves the body-worn device market by designing, developing, engineering, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for the emerging value hearing health market, the medical bio-telemetry market and the professional audio communication market. Revenue from the medical bio-telemetry and value hearing health markets is reported on the respective medical and hearing health lines in the discussion of our results of operations in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 18 “Revenue by Market” to the Company’s consolidated condensed financial statements included herein.

Value Hearing Health Market

The Company believes the value hearing health (VHH) market offers significant growth opportunities. In the United States alone, there are approximately 48 million adults that report some degree of hearing loss. In adults the most common cause of hearing loss is aging and noise. In fact, by the age of 65 year old, one out of three people have hearing loss. The hearing impaired population is expected to grow significantly over the next decade due to an aging population and more frequent exposure to loud sounds that can cause noise-induced hearing loss. It is estimated that hearing aids can help more than 90 percent of people with hearing loss, however the current market penetration into the U.S. hearing impaired population is approximately 20 percent, a percentage that has remained essentially unchanged for the last four decades. In early January, the U.S. Food and Drug Administration (FDA) weighed in on low hearing aid penetration rates with an announcement that highlighted statistics from the National Institute on Deafness and Other Communication Disorders. They found that 37.5 million U.S. adults aged 18 and older report some form of hearing loss. However, only 30 percent of adults over 70, and 16 percent of those aged 20 to 69 who could benefit from wearing hearing aids, have ever used them. Based on these statistics, the FDA has reopened the public comment period on draft guidance related to the agency’s premarket requirements for hearing aids and PSAPs. The FDA’s intent is to consider ways in which regulation can support further penetration into the hearing market.

In October 2015, the President’s Council of Advisors on Science & Technology (PCAST), the group that makes policy recommendations to the President, also addressed the low hearing health market penetration levels IntriCon has long pointed out. PCAST indicated that untreated hearing loss in the United States is a substantial national problem, and supported this assessment with references to the barriers to access. The group recommended revising FDA regulations and changing the current distribution channel, as well as creating new channels to increase the opportunities for consumer choice. A link to both the FDA announcement and the PCAST letter can be found on our website.

We believe the U.S. market penetration is low primarily due to the high costs to purchase a hearing aids, consolidation at the retail level and inconveniences in the distribution channel. These factors have created the opportunity for alternative care models, such as the value hearing aid (VHA) channel and personal sound amplifier (PSAP) channel. The VHA channel is outcome based focused and requires the best device and software technology, to provide the most efficient, lowest cost solution to the consumer. IntriCon has positioned itself as a leader in these channels through significant, on-going investments in sales and marketing and research and development. The Company is aggressively pursuing prospective partnerships and customers who can benefit from our value proposition and the VHA and PSAP channels.

In the VHA channel, the Company entered into a manufacturing agreement with hi HealthInnovations, a UnitedHealth Group company, to become their supplier of hearing aids. At the beginning of 2012, hi HealthInnovations launched a suite of high-tech, lower-cost hearing devices for their Medicare and Part D participants and later in the year announced they were increasing this offering to the over 26 million people enrolled in their employer-sponsored and individual health benefit plans. In 2012, they have expanded their offering to include a hearing aid discount program for health plans. This program is available nationwide to all health insurers, including employer-sponsored, individual and Medicare plans. The insurance model has been successfully demonstrated internationally, where several countries providing a full insurance program are serving 40 to 70 percent of the hearing impaired population. Further, research in the U.S. has shown a fully insured model will encourage an individual to seek treatment at an earlier stage of hearing loss, greatly increasing the market size and penetration. The Company also has various international VHA initiatives. In 2014, the Company entered into an exclusive distribution agreement with PC Werth in the United Kingdom. PC Werth, through its partnership with IntriCon, has been appointed as one of the main suppliers to the National Health Service (NHS) Supply Chain’s National Framework. The NHS is widely seen as the most efficient hearing aid delivery system in the world, supplying an estimated 1.4 million hearing aids annually. We believe IntriCon is well positioned to serve their needs, and we’re developing new technologies to further enhance delivery efficiencies and product standards in the future. On November 3, 2015, the Company acquired the assets of PC Werth to gain direct access to the NHS and to have greater control over its efforts to accelerate new market penetration into the United Kingdom. Our integration plan, which will include site relocation, reallocating resources and leveraging corporate infrastructure, is proceeding on schedule and we anticipate these efforts to be complete by the end of the 2016 third quarter.

We also believe there are niches in the conventional hearing health channel that will embrace our VHA proposition in the United States and Europe. High costs of conventional devices and retail consolidation have constrained the growth potential of the independent audiologist and dispenser. We believe our software and product offering can provide independent audiologists and dispensers the ability to compete with larger retailers, such as Costco, and manufacturer owned retail distributors. In Europe, we recently secured a two-year supply agreement with AudioNova International, one of Europe’s leading hearing aid providers, operating more than 1,300 retail stores in 11 countries. Through our new supply agreement, AudioNova will offer hearing devices, manufactured by IntriCon. AudioNova’s smartsound brand is based on IntriCon’s Audion™ amplifier, and offers technically advanced features at value hearing health price points. AudioNova has begun rollout of the smartsound brand in the Netherlands and intends to expand the program to other targeted European countries in the future. In the third quarter of 2015, we announced a joint venture with The Academy of Doctors of Audiology (ADA) to provide hearing instruments and educational resources to audiologists and their patients. The joint venture will operate under the name earVenture LLC. earVenture was officially launched in November at the ADA conference. We expect that this joint venture will capitalize on our established reputation as a leading provider of high quality, low-cost hearing aids and the ADA’s respected position as the only national membership association focused on ownership of the audiology profession through autonomous practice and clinical excellence. To date, more than 400 of the 1,200 ADA members have registered to join the earVenture program and we have delivered initial units. In 2016, earVenture will be rolling-out a comprehensive marketing and sales plan to convert those registered members to consistent customers as well as solicit non-registered ADA members to join the program.

In the past few years the PSAP channel, which includes ear worn devices that provide cost effective sound amplification, has begun to emerge. These sound amplification devices are not regulated by the FDA, as they are not hearing aids and make no claims of compensating for hearing loss. They can be purchased “off-the-shelf” and are not fit or prescribed to meet a specific individual’s needs; rather these devices amplify sound and tend to be used in noisy or challenging environments. They have a significantly lower retail price to the consumer than traditional hearing aids.

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

Medical Bio-Telemetry

In the medical bio-telemetry market, the Company is focused on sales of bio-telemetry devices for life-critical diagnostic monitoring. Using our nanoDSP and BodyNet™ technology platforms, the Company manufactures microelectronics, micro-mechanical assemblies, high-precision injection-molded plastic components and complete bio-telemetry devices for emerging and leading medical device manufacturers. The medical industry is faced with pressures to reduce the cost of healthcare. Driven by core technologies, such as the IntriCon Physiolink™ that wirelessly connects patients and care givers in non-traditional ways, IntriCon helps shift the point of care from expensive traditional settings, such as hospitals, to less expensive non-traditional settings like the home. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop, manufacture and distribute medical devices that are easier to use, are more miniature, use less power, and are lighter. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices. We have a strategic relationship with Advanced Medical Electronics Corp. (AME) that allows us to develop new bio-telemetry devices that better connect patients and care givers, providing critical information and feedback. Through the further development of our ULP BodyNet family, we believe the bio-telemetry markets offer significant opportunity.

IntriCon currently has a strong presence in both the diabetes and cardiac diagnostic monitoring bio-telemetry markets. For diabetes, IntriCon has partnered with Medtronic to manufacture their wireless continuous glucose monitors, sensors, and related accessories that measure glucose levels and deliver real-time blood glucose trend information. Our Medtronic business posted record revenue in 2015, led by the MiniLink REAL-Time Transmitter and related accessories sales, which are incorporated in Medtronic’s MiniMed 530G insulin pump and continuous glucose monitoring, or CGM, system. We also manufacture various accessories associated with Medtronic’s CGM system, including the recently announced MiniMed Connect, which links the MiniMed pump and CGM to certain smart devices providing users with a discrete and real-time view of their blood sugar information. In addition to the MiniMed 530G system, the products we manufacture also support Medtronic’s international insulin pump system offerings, such as the recently unveiled MiniMed 640G system. Further, we believe there are opportunities to expand our diabetes product offering with Medtronic as well as move into new markets outside of the diabetes market.

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

Core Technologies Overview:

Our core technologies expertise is focused on three main markets: medical bio-telemetry, value hearing health and professional audio communications. Over the past several years, the Company has increased investments in the continued development of four critical core technologies: Ultra-Low-Power (ULP) Digital Signal Processing (DSP), ULP Wireless, Microminiaturization, and Miniature Transducers. These four core technologies serve as the foundation of current and future product platform development, designed to meet the rising demand for smaller, portable, more advanced devices and the need for greater efficiencies in the delivery models. The continued advancements in this area have allowed the Company to further enhance the mobility and effectiveness of miniature body-worn devices.

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

Marketing and Competition:

IntriCon intends to focus more capital and resources in marketing and sales to expand its reach into the emerging value hearing health market and large medical device and healthcare companies in the medical bio-telemetry market outlined above. The Company believes this will allow us to advance our technology portfolio, advance new product platforms, strengthen customer relationships and expand our market knowledge.

Currently, IntriCon sells its hearing device products directly to domestic hearing instrument manufacturers, and distributors and partnerships through an internal sales force. Sales of medical and professional audio communications products are also made primarily through an internal sales force. In recent years, a small number of companies have accounted for a substantial portion of the Company’s sales.

Internationally, sales representatives employed by IntriCon GmbH (“GmbH”), a wholly owned German subsidiary, solicit sales from European hearing instrument, medical device and professional audio communications manufacturers and suppliers.

In recent years, a small number of customers have accounted for a substantial portion of the Company’s sales. In 2015, one customer accounted for approximately 42 percent of the Company’s net sales. During 2015, the top five customers accounted for approximately $41,770, or 60 percent, of the Company’s net sales. See Note 5 to the consolidated financial statements for a discussion of net sales and long-lived assets by geographic area.

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

Employees. As of December 31, 2015, the Company had a total of 646 full time equivalent employees, of whom 44 are executive and administrative personnel, 22 are sales personnel, 30 are engineering personnel and 550 are operations personnel. The Company considers its relations with its employees to be satisfactory. None of the Company’s employees are represented by a union.

As a supplier of consumer and medical products and parts, IntriCon is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

Research and Development. IntriCon conducts research and development activities primarily to improve its existing products and proprietary technology. The Company is committed to increasing its investment in the research and development of proprietary technologies, such as the ULP nanoDSP and ULP wireless technologies. The Company believes the continued development of key proprietary technologies will be the catalyst for long-term revenues and margin growth. Research and development expenditures were $5,214, $4,832, and $4,181 in 2015, 2014 and 2013, respectively. These amounts are net of customer and grant reimbursed research and development. In 2013, the Company obtained a Minnesota research and development tax credit of $567, which lowered the research and development expenditures for the year.

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

All of our current hearing aid devices are air conduction devices and, as such, are Class I medical devices, exempt from the 510(k) submission process. They are typically marketed to FDA approved manufacturers with IntriCon assisting in the design, development and production. Our ECG recorder devices are classified as Class II medical devices and have received 510(k) clearance from the FDA. Our manufacturing operations are subject to periodic inspections by the FDA, whose primary purpose is to audit the Company’s compliance with the Quality System Regulations published by the FDA and other applicable government standards. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. We believe that our manufacturing and quality control procedures are in compliance with the requirements of the FDA regulations. Our most recent FDA audit was conducted in August of 2015.

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

Forward-Looking Statements

Certain statements included or incorporated by reference in this Annual Report on Form 10-K or the Company’s other public filings and releases, which are not historical facts, or that include forward-looking terminology such as “may”, “will”, “believe”, “anticipate”, “expect”, “should”, “optimistic” or “continue”, “estimate”, “intend”, “plan”, “would”, “could”, “guidance”, “potential”, “opportunity”, “project”, “forecast”, “confident”, “projections”, “schedule”, “designed”, “future”, “discussion”, “if” or the negative thereof or other variations thereof, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Business,” “Legal Proceedings”, “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Consolidated Financial Statements”, such as the Company’s ability to compete, statements concerning expected expenses and cost savings from the global restructuring, strategic alliances and their benefits, the adequacy of insurance coverage, government regulation, potential increases in demand for the Company’s products, net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future levels of funding of employee benefit plans, the adequacy of insurance coverage, the impacts of new accounting pronouncements and litigation.

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

Available Information

The Company files or furnishes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information that the Company files with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549, on official business days during the hours of 10:00 a.m. to 3:00 p.m. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The Company’s reports, proxy and information statements and other SEC filings are also available on the SEC’s website as part of the EDGAR database (http://www.sec.gov).

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

We are dependent on a small number of customers for a large portion of our revenues. In fiscal year 2015, our largest customer accounted for approximately 42 percent of our net sales and our five largest customers accounted for approximately 60 percent of our net sales. A significant decrease in the sales to or loss of any of our major customers could have a material adverse effect on our business and results of operations. Our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our major customers will not experience financial, technical or other difficulties that could adversely affect their operations and, in turn, our results of operations.

We may not be able to collect outstanding accounts receivable from our customers.

Some of our customers purchase our products on credit, which may cause a concentration of accounts receivable among some of our customers. As of December 31, 2015, we had accounts receivable, less allowance for doubtful accounts, of $8,578, which represented approximately 45 percent of our shareholders’ equity as of that date. As of that date, two customers accounted for a combined total of 27 percent of our accounts receivable. Our financial condition and profitability may be harmed if one or more of our customers are unable or unwilling to pay these accounts receivable when due.

Despite signs of improvement in economic conditions, downturns in the domestic economic environment could cause a severe disruption in our operations.

Our business has been negatively impacted by the domestic economic environment in recent years. If the economy does not continue to improve, or worsens, there could be several severely negative implications to our business that may exacerbate many of the risk factors we identified including, but not limited to, the following:

Liquidity:

•	The domestic economic environment and the associated credit crisis could worsen and reduce liquidity and this could have a negative impact on financial institutions and the country’s financial system, which could, in turn, have a negative impact on our business.

•	We may not be able to borrow additional funds under our existing credit facility and may not be able to expand our existing facility if our lender becomes insolvent or its liquidity is limited or impaired or if we fail to meet covenant levels going forward. In addition, we may not be able to renew our existing credit facility at the conclusion of its current term in February 2019 or renew it on terms that are favorable to us.

•	During the last few years the Federal Reserve Board’s involvement in the purchase of U.S. government debt securities, commonly know as “quantitative easing,” has caused interest rates to be lower than they would have been without such involvement. As a result of the end of quantitative easing in October 2014, and the recent decision by the Federal Reserve to raise the target federal funds rate, interest rates could begin to rise, which could disrupt domestic and world markets and could adversely affect our liquidity and results of operations.

Demand:

•	Any deterioration in the economy or a return to recession could result in lower sales to our customers. Additionally, our customers may not have access to sufficient cash or short-term credit to obtain our products or services.

Prices:

•	Certain markets could experience deflation, which would negatively impact our average prices and reduce our margins.

Health care policy changes, including U.S. health care reform legislation signed in 2010, may have a material adverse effect on us.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. Under the legislation, the total cost to the medical device industry is expected to be approximately $30 billion over ten years. This significant increase in the tax burden on our industry could have a material, negative impact on our results of operations and our cash flows either directly, through taxes on us, or indirectly through others in our value chain being subject to the tax. Although the direct impact of the excise tax is expected to be immaterial on us, if facts or circumstances change in our business relationships, we could be subject to customer pricing pressures or required to pay additional taxes under the rules. Other elements of this legislation, such as comparative effectiveness research, an independent payment advisory board, payment system reforms, including shared savings pilots, and other provisions, could meaningfully change the way health care is developed and delivered, and may materially impact numerous aspects of our business. In December 2015, legislation suspended the 2.3% medical device tax for fiscal years 2016 and 2017, but the tax would go back into effect on December 31, 2017 unless further legislation is adopted.

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

Our industry is characterized by the need for continued investment in research and development. If we fail to invest sufficiently in research and development, our products could become less attractive to existing and potential customers and our business and financial condition could be materially and adversely affected. As a result of the need to maintain or increase spending levels in this area and the difficulty in reducing costs associated with research and development, our operating results could be materially harmed if our research and development efforts fail to result in new products or if revenues fall below expectations. In addition, as a result of our commitment to invest in research and development, management believes that research and development expenses as a percentage of revenues could increase in the future.

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

We have foreign operations in Singapore, Indonesia, the United Kingdom and Germany, and various factors relating to our international operations could affect our results of operations.

In 2015, we operated in Singapore, Indonesia, the United Kingdom and Germany. Approximately 15 percent of our revenues were derived from our facilities in these countries in 2015. As of December 31, 2015 approximately 24 percent of our long-lived assets are located in these countries. Political or economic instability in these countries could have an adverse impact on our results of operations due to diminished revenues in these countries. Our future revenues, costs of operations and profit results could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the British pound, euro, Singapore dollar and other currencies could lead to lower reported consolidated revenues due to the translation of this currency into U.S. dollars when we consolidate our revenues and results from operations.

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

We recently completed the acquisition of the assets of PC Werth and we may explore other acquisitions that complement or expand our business. Acquisitions pose significant risks and may materially adversely affect our business, financial condition and operating results.

We recently completed the acquisition of the assets of PC Werth. We may explore opportunities to buy other businesses or technologies that could complement, enhance or expand our current business or product lines or that might otherwise offer us growth opportunities. We may have difficulty finding these opportunities or, if we do identify these opportunities, we may not be able to complete the transactions for various reasons, including a failure to secure financing. The PC Werth acquisition, and any other transactions that we are able to identify and complete, involve a number of risks, including: the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture; possible adverse effects on our operating results during the integration process; unanticipated liabilities and litigation; and our possible inability to achieve the intended objectives of the transaction. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. Future acquisitions also may result in dilutive issuances of equity securities or the incurrence of additional debt.

We may experience difficulty in paying our debt when it comes due, which could limit our ability to obtain financing.

As of December 31, 2015, we had bank debt of $9,837. Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control. We believe that availability under our existing credit facility combined with funds expected to be generated from operations and control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months. If, however, we are unable to renew these facilities or obtain waivers for covenant defaults in the future or do not generate sufficient cash, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition and performance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

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

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, loss of customers, litigation with customers and other parties, loss of trade secrets and other proprietary business data, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting. Currently, we are not required to include a report of our independent registered public accounting firm on our internal controls because we are a “smaller reporting company” under SEC rules; therefore, shareholders do not have the benefit of an independent review of our internal controls. While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2015, we cannot guarantee that we will not have material weaknesses in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If in the future we fail to complete this evaluation in a timely manner, or if we determine that we have a material weakness, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential investors and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and the market price of our common stock.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

The Company leases seven facilities, three domestically and four internationally, as follows:

•	a 47,000 sq. ft. manufacturing facility in Arden Hills, Minnesota, which also serves as the Company’s headquarters, from a partnership consisting of two former officers of IntriCon Inc. and Mark S. Gorder who serves as the chairman of the board, president and CEO of the Company. At this facility, the Company manufactures body-worn devices, other than plastic component parts. Annual base rent expense, including real estate taxes and other charges, is approximately $486. The Company believes the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. As amended, this lease expires in November 2016.
•	a 46,000 sq. ft. building in Vadnais Heights, Minnesota at which IntriCon produces plastic component parts for body-worn devices. Annual base rent expense, including real estate taxes and other charges, is approximately $406. This lease expires in December 2017.
•	a 4,000 square foot building in Escondido, California, which houses assembly operations and administrative offices relating to our cardiac monitoring business. Annual base rent expense, including real estate taxes and other charges, is approximately $47. This lease expires in April 2016.
•	a 28,000 square foot building in Singapore which houses production facilities and administrative offices. Annual base rent expense, including real estate taxes and other charges, of the 24,000 square foot portion of the building we use is approximately $366. This lease expires in October 2020.
•	a 15,000 square foot facility in Indonesia which houses production facilities. Annual base rent expense, including real estate taxes and other charges is approximately $97. This lease expires in July 2016.
•	a 2,000 square foot facility in Germany which houses sales and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $30. This lease expires in June 2017.
•	a facility in United Kingdom which houses sales and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $252. This lease expires in April 2016.

See Notes 14 and 15 to the Company’s consolidated financial statements in Item 8 of the Annual Report on Form 10-K.

ITEM 3.	Legal Proceedings

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

The Company’s former wholly owned French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the completion of the French insolvency proceeding, including liabilities under guarantees aggregating approximately $421.

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

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 4A.	Executive Officers of the Registrant

The names, ages and offices (as of February 23, 2016) of the Company’s executive officers were as follows:

Name	Age	Position
Mark S. Gorder	69	President, Chief Executive Officer and Director of the Company
Scott Longval	39	Chief Financial Officer and Treasurer of the Company
Michael P. Geraci	57	Vice President, Sales and Marketing
Dennis L. Gonsior	57	Vice President, Global Operations
Greg Gruenhagen	62	Vice President, Corporate Quality and Regulatory Affairs

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

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are listed on the NASDAQ Global Market under the ticker symbol “IIN”.

Market and Dividend Information

The high and low sale prices of the Company’s common stock during each quarterly period during the past two years were as follows:

	2015 Market Price Range		2014 Market Price Range
Quarter	High	Low	High	Low
First	$8.50	6.54	$5.11	3.78
Second	8.16	7.03	8.90	4.42
Third	8.30	5.59	8.88	5.74
Fourth	8.65	6.13	6.95	5.55

The closing sale price of the Company’s common stock on February 23, 2016, was $7.23 per share.

At February 23, 2016 the Company had 248 shareholders of record of common stock. Such number does not reflect shareholders who beneficially own common stock in nominee or street name.

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

In 2015, the Company did not sell any unregistered securities and did not repurchase any of its securities.

ITEM 6.	Selected Financial Data

Year Ended December 31	2015	2014	2013	2012	2011

Sales, net	$69,739	$68,303	$52,961	$59,955	$52,095

Gross profit	19,003	18,484	12,169	15,299	12,650

Operating expenses	16,237	15,076	13,507	13,231	12,709

Interest Expense	(369)	(461)	(600)	(755)	(609)
Gain on sale of investment in partnership	—	—	—	822	—
Other income (expense), net	(261)	(1)	(135)	(212)	226
Income (loss) from continuing operations before income taxes and discontinued operations	2,136	2,946	(2,073)	1,923	(442)

Income tax (expense) benefit	(19)	(428)	(217)	(164)	160

Income (loss) from continuing operations before discontinued operations	2,117	2,518	(2,290)	1,759	(282)

Loss on sale of discontinued operations, net of income taxes	—	(120)	—	—	—

Loss from discontinued operations, net of income taxes	—	(150)	(3,872)	(1,050)	(1,143)
Net income (loss)	2,117	2,248	(6,162)	709	(1,425)
Less: Loss allocated to non-controlling interest	(111)	—	—	—	—
Net income (loss) attributable to IntriCon shareholders	$2,228	$2,248	$(6,162)	$709	$(1,425)

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.38	$0.43	$(0.40)	$0.31	$(0.05)
Discontinued operations	—	(0.05)	(0.68)	(0.19)	(0.20)
Net income (loss)	$0.38	$0.39	$(1.08)	$0.13	$(0.25)

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.36	$0.42	$(0.40)	$0.30	$(0.05)
Discontinued operations	—	(0.04)	(0.68)	(0.18)	(0.20)
Net income (loss)	$0.36	$0.37	$(1.08)	$0.12	$(0.25)

Weighted average number of shares outstanding during year:
Basic	5,907	5,791	5,699	5,669	5,599
Diluted	6,241	6,038	5,699	5,888	5,599

Other Financial Highlights

Year Ended December 31	2015	2014	2013 (b)	2012 (b)	2011 (b)

Working capital (a)	11,303	7,804	5,978	8,893	8,207
Total assets	41,886	33,961	32,720	39,132	40,730
Long-term debt	7,929	4,627	6,271	7,222	8,217
Equity	18,897	16,107	13,308	18,722	17,446
Depreciation and amortization	1,755	2,182	2,402	1,983	2,083

(a)	Working capital is equal to current assets less current liabilities.
(b)	In 2013, the Company classified its security and certain microphone, and receiver operations as discontinued operations. The Company revised its financial statements for 2011 and 2012 to reflect the discontinued operations.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

IntriCon Corporation (together with its subsidiaries, the “Company” or “IntriCon”, “we”, “us” or “our”) is an international company engaged in designing, developing, engineering, manufacturing and distributing body-worn devices. The Company serves the body-worn device market by designing, developing, engineering, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for bio-telemetry devices, hearing instruments and professional audio communication devices.

As discussed below, the Company has one operating segment - its body-worn device segment. Our expertise in this segment is focused on three main markets: emerging value hearing health, medical bio-telemetry and professional audio communications. Within these chosen markets, we combine ultra-miniature mechanical and electronics capabilities with proprietary technology – including ultra low power (ULP) wireless and digital signal processing (DSP) capabilities – that enhances the performance of body-worn devices.

Business Highlights

The Company reported its strongest financial results in over a decade, surpassing 2014 results, including its strongest revenue, margin and earnings since the rebranding of the Company in 2005.

On November 3, 2015, the Company acquired the assets of PC Werth, a leading supplier of hearing healthcare products and equipment to the United Kingdom’s National Health Service (NHS). The NHS is the largest purchaser of hearing aids in the world, supplying an estimated 1.2 million hearing aids annually.

On November 2nd, 2015, the company launched JD Edwards EnterpriseOne platform, a $2,400 investment in an integrated applications suite of comprehensive enterprise resource planning (ERP) software, to further support its global manufacturing and distribution footprint.

On September 14, 2015, the Company and The Academy of Doctors of Audiology (ADA), announced a joint venture to provide hearing instruments and educational resources that offer unprecedented value for audiologists and their patients.

On March 31, 2015, the Company and its domestic subsidiaries entered into a Seventh Amendment to the Loan and Security Agreement and Waiver with The PrivateBank and Trust Company, which among other things extended the maturity date of the term loan and revolving credit facility to February 28, 2019 (See Note 8 to the Company’s consolidated financial statements included herein).

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

Results of Operations: 2015 Compared with 2014

Consolidated Net Sales

Our net sales are comprised of three main markets: medical, hearing health, and professional audio - collectively our body-worn device segment. Below is a recap of our sales by main markets for the years ended December 31, 2015 and 2014:

			Change
	2015	2014	Dollars	Percent
Medical	$40,821	$35,109	$5,712	16.3%
Hearing Health	21,089	22,959	(1,870)	-8.1%
Professional Audio Communications	7,829	10,235	(2,406)	-23.5%
Consolidated Net Sales	$69,739	$68,303	$1,436	2.1%

In 2015, we experienced a 16.3 percent increase in medical sales primarily driven by higher sales to Medtronic and other key medical customers. Management believes that the industry-wide trend to shift the point of care from expensive traditional settings, such as hospitals, to less expensive non-traditional settings like the home, will result in growth of the medical bio-telemetry industry. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop, manufacture and distribute medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in both the diabetes market, with its Medtronic partnership, and cardiac diagnostic monitoring bio-telemetry market. The Company believes there are growth opportunities in these markets as well other emerging biotelemetry and home care markets, such as sleep apnea, that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the year ended December 31, 2015 decreased 8.1 percent over the same period in 2014. The decrease was primarily due to weaker sales to the conventional hearing health channel, partially offset by gain in our emerging value hearing health business. IntriCon believes it is very well positioned to serve value hearing health market channels. The Company will be aggressively pursuing larger customers who can benefit from our value proposition. Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices. Market dynamics, such as low penetration rates, an aging population, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such the insurance channel and PSAP channel.

Net sales to the professional audio device sector decreased 23.5 percent in 2015 compared to the same period in 2014. During 2014, the Company completed a contract with the Singapore government to provide technically advanced headsets worn in military applications, which makes up a large portion of the period over period decrease. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross Profit

Gross profit, both in dollars and as a percent of sales, for the years ended December 31, 2015 and 2014, were as follows:

	2015		2014		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Gross Profit	$19,003	27.2%	$18,484	27.1%	$519	2.8%

The 2015 gross profit increase over the comparable prior year period was primarily due to higher overall sales volumes.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the years ended December 31, 2015 and 2014 were:

	2015		2014		Change
	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Sales and Marketing	$3,919	5.6%	$3,699	5.4%	$220	5.9%
General and Administrative	7,104	10.2%	6,462	9.5%	642	9.9%
Research and Development	5,214	7.5%	4,832	7.1%	382	7.9%

Sales and marketing expenses increased due to the addition of experienced professionals and to support VHH initiatives including the acquisition of PC Werth. General and administrative expenses and research and development are greater than the prior year primarily due to the aforementioned VHH initiatives and support costs related to our ERP system upgrade.

Restructuring charges

On June 13, 2013, the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs. During 2014, the Company incurred restructuring charges of $83, primarily related to employee termination benefits, from the restructuring of its continuing operations. The Company incurred no restructuring charges in 2015 and in the future, does not expect to incur any additional cash charges related to this restructuring.

Interest Expense

Interest expense for 2015 was $369, a decrease of $92 from $461 in 2014. The decrease in interest expense was primarily due to lower interest rates compared to the prior year.

Other Income (Expense), net

In 2015, other income (expense), net was $(261) compared to $(1) in 2014 primarily due to the costs incurred in the acquisition of the assets of PC Werth in 2015 and a royalty payment that was received in 2014.

Income Tax Expense

Income taxes were as follows:

	2015	2014
Income tax expense	$19	$428
Percentage of income tax expense of income from continuing operations before income taxes and discontinued operations	0.9%	14.5%

The expense in 2015 and 2014 was primarily due to foreign taxes on German and Indonesia operations partially offset by a Singapore tax benefit. The Company is in a net operating loss position (“NOL”) for US federal and state income tax purposes, but our deferred tax asset related to the NOL carry forwards have been largely offset by a full valuation allowance. We incur minimal income tax expense (benefit) from the current period domestic operations. We have approximately $21,784 of NOL carry forwards available to offset future U.S. federal income taxes that begin to expire in 2022.

Loss from Discontinued Operations

Loss from discontinued operations, net of income taxes, of $270 for the year ended December 31, 2014 was due to a discontinued operations loss of $150 and a loss on the sale of discontinued operations of $120 in the first quarter of 2014.

Loss Allocated to Non-Controlling Interest

Loss allocated to non-controlling interest of ($111) for the year ended December 31, 2015 was due to earVenture losses allocated to our joint venture partner.

Results of Operations: 2014 Compared with 2013

Consolidated Net Sales

Below is a recap of our sales by main markets for the years ended December 31, 2014 and 2013:

			Change
Year Ended December 31	2014	2013	Dollars	Percent
Medical	$35,109	$25,978	$9,131	35.1%
Hearing Health	22,959	19,739	3,220	16.3%
Professional Audio Communications	10,235	7,244	2,991	41.3%
Consolidated Net Sales	$68,303	$52,961	$15,342	29.0%

In 2014, we experienced a 35.1 percent increase in medical sales primarily driven by higher sales to Medtronic and other key medical customers. In September 2013, Medtronic received Food and Drug Administration (FDA) approval for their MiniMed 530G insulin pump system. To support their MiniMed 530G system launch, we built and sold significant inventory from the fourth quarter of 2013 through the first half of 2014, which is the primary reason sales increased significantly from the prior period.

Net sales in our hearing health business for the year ended December 31, 2014 increased 16.3 percent over the same period in 2013. The increase was primarily due to strong device sales to hi HealthInnovations and to the conventional hearing health channel

Net sales to the professional audio device sector increased 41.3 percent in 2014 compared to the same period in 2013. During 2014, the Company delivered on a contract with the Singapore government to provide technically advanced headsets worn in military applications, which makes up a large portion of the period over period increase.

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

Restructuring charges

In connection with the global strategic restructuring plan described above, the Company incurred restructuring charges of $83 and $229 during 2014 and 2013, respectively.

Interest Expense

Interest expense for 2014 was $461, a decrease of $139 from $600 in 2013. The decrease in interest expense was primarily due to lower average debt balances compared to the prior year.

Other Income (Expense), net

In 2014, other income (expense), net was $(1) compared to $127 in 2013 primarily due to a royalty payment received in 2014.

Income Tax (Expense) Benefit

Income taxes were as follows:

	2014	2013
Income tax (expense) benefit	$(428)	$(217)
Percentage of income tax (expense) benefit of income from continuing operations before income taxes and discontinued operations	14.5%	10.5%

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

As of December 31, 2015, we had approximately $369 of cash on hand. Sources and uses of our cash for the year ended December 31, 2015 have been from our operations, as described below.

Consolidated net working capital increased to $11,303 at December 31, 2015 from $7,804 at December 31, 2014. Our cash flows from operating, investing and financing activities, as reflected in the statement of cash flows for the years ended December 31, are summarized as follows:

	December 31, 2015	December 31, 2014	December 31, 2013
Cash provided by (used in):
Operating activities	$711	$3,158	$2,315
Investing activities	(4,224)	(958)	(930)
Financing activities	3,731	(1,935)	(1,404)
Effect of exchange rate changes on cash	(177)	(154)	11
Increase (decrease) in cash	$41	$111	$(8)

Operating Activities. The most significant items that contributed to the $711 of cash provided from operating activities was net income of $2,117, add backs for non-cash depreciation and stock compensation and increases in accounts payable, partially offset by increases in inventory and accounts receivable. Days sales in inventory increased from 75 at December 31, 2014 to 98 at December 31, 2015. Days payables outstanding increased from 50 days at December 31, 2014 to 62 days at December 31, 2015. Day sales outstanding remained steady at 41 days for both December 31, 2014 and December 31, 2015.

Investing Activities. Net cash used in investing activities of $4,224 consisted of $3,982 of purchases of property, plant and equipment including $2,400 related to our global ERP system upgrade.

Financing Activities. Net cash provided by financing activities of $3,731 was comprised of proceeds of new borrowings, partially offset by repayments of borrowings under our credit facilities.

Cash generated from operations may be affected by a number of factors. See “Forward Looking Statements” and “Item 1A Risk Factors” contained in this Form 10-K for a discussion of some of the factors that can negatively impact the amount of cash we generate from our operations.

We had the following bank arrangements at December 31:

	December 31, 2015	December 31, 2014

Total borrowing capacity under existing facilities	$13,980	$10,925

Facility Borrowings:
Domestic revolving credit facility	4,674	3,843
Domestic term loan	4,250	1,750
Foreign overdraft and letter of credit facility	913	920
Total borrowings and commitments	9,837	6,513

Remaining availability under existing facilities	$4,143	$4,412

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

In March 2015, the Company and its domestic subsidiaries entered into a Seventh Amendment to the Loan and Security Agreement with The PrivateBank and Trust Company. The amendment, among other things:

▪	increased the Company’s term loan to $5,000 from its then current balance of $1,750, as a result of which the Company borrowed an additional $3,250 under the term loan facility;

▪	extended the term loan and revolving loan maturity date to February 28, 2019, keeping the existing term loan amortization schedule in place;

▪	increased the annual capital expenditure limit to $4,500;

▪	implemented investment provisions that allow for up to $4,000 in investment spending prior to requiring bank approval; and

▪	lowered interest rates on the term loan and revolving loan

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

Weighted average interest on our domestic credit facilities was 3.68%, 4.51%, and 4.30% for 2015, 2014, and 2013, respectively.

The outstanding balance of the revolving credit facility was $4,674 and $3,843 at December 31, 2015 and 2014, respectively. The total remaining availability on the revolving credit facility was approximately $3,326 and $3,456 at December 31, 2015 and 2014, respectively.

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

The borrowers are subject to various covenants under the credit facility, including a maximum funded debt to EBITDA, a minimum fixed charge coverage ratio and maximum capital expenditure financial covenants. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things: incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equity holders; purchase or redeem any of its equity interests or any warrants, options or other rights to equity; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; make payment on or changes to any subordinated debt; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. The Company was in compliance with the financial covenants under the facility as of December 31, 2015.

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

During 2014, the Company entered into interest rate swaps with The PrivateBank which are accounted for as effective cash flow hedges. The interest rate swaps had a combined initial notional amount of $3,750, with a portion of the swap amortizing on a basis consistent with the $250 quarterly installments required under the term loan. The interest rate swaps fix the Company’s one month LIBOR interest rate on the notional amounts at rates ranging from 0.80% - 1.45%. We hold a right to cancel the interest rate swaps starting August 31, 2016. Interest rate swaps, which are considered derivative instruments, of $41 and $19 are reported in the consolidated balance sheets at fair value in other current liabilities at December 31, 2015 and 2014.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.37% and 4.50% for the years ended December 31, 2015 and 2014. The outstanding balance was $913 and $920 at December 31, 2015 and 2014, respectively. The loans are collateralized by IntriCon, PTE’s restricted cash and receivables. The total remaining availability on the international senior secured credit agreement was approximately $817 and $956 at December 31, 2015 and 2014, respectively.

We believe that funds expected to be generated from operations and the available borrowing capacity through our revolving credit loan facilities will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months. We may also seek to raise capital from the opportunistic sale of equity from time to time, the proceeds of which may be used to reduce indebtedness under our credit facility. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that we will be able to meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

Contractual Obligations

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of December 31, 2015.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years

Domestic credit facility	$4,674	$—	$—	$4,674	$—
Domestic term loan	4,250	1,000	2,000	1,250	—
Foreign overdraft and letter of credit facility	913	908	5	—	—
Pension and other postretirement benefit obligations	1,426	208	370	316	532
Operating leases	2,858	1,132	924	802	—
Total contractual obligations	$14,121	$3,248	$3,299	$7,042	$532

There are certain provisions in the underlying contracts that could accelerate our contractual obligations as noted above.

Foreign Currency Fluctuation

Generally, the effect of changes in foreign currencies on our results of operations is partially or wholly offset by our ability to make corresponding price changes in the local currency. From time to time, the impact of fluctuations in foreign currencies may have a material effect on the financial results of the Company. Foreign currency transaction amounts included in the statements of operation include losses of $40, $51 and $42 in 2015, 2014 and 2013, respectively. See Note 11 to the Company’s consolidated financial statements included herein.

Off-Balance Sheet Obligations

We had no material off-balance sheet obligations as of December 31, 2015 other than the operating leases disclosed above.

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

Goodwill and Intangible Assets

Goodwill is reviewed for impairment annually on November 30th of each year or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. Consistent with prior years, in 2015 the Company utilized the two-step impairment analysis and elected not to use the qualitative assessment or “step zero” approach. In the two-step impairment analysis, in step one, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying value, no further analysis is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step two in order to measure the impairment loss. In step two, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss, in the period identified, equal to the difference. The Company concluded that no impairment of goodwill or intangible assets existed as of November 30, 2015.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Company’s management believes that, as of December 31, 2015, the Company’s internal control over financial reporting was effective based on those criteria.

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

There were no changes in our internal control over financial reporting during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

IntriCon Corporation and Subsidiaries

Arden Hills, Minnesota

We have audited the accompanying consolidated balance sheets of IntriCon Corporation and Subsidiaries (the Company) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the years ended December 31, 2015, 2014 and 2013. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IntriCon Corporation and Subsidiaries as of December 31, 2015 and 2014 and the results of their operations and cash flows for the years ended December 31, 2015, 2014 and 2013, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 11, 2016

33

INTRICON CORPORATION

Consolidated Statements of Operations

(In Thousands, Except Per Share Amounts)

Year Ended December 31	2015	2014	2013

Sales, net	$69,739	$68,303	$52,961
Cost of sales	50,736	49,819	40,792
Gross profit	19,003	18,484	12,169

Operating expenses:
Sales and marketing	3,919	3,699	3,308
General and administrative	7,104	6,462	5,789
Research and development	5,214	4,832	4,181
Restructuring charges (Note 3)	—	83	229
Total operating expenses	16,237	15,076	13,507
Operating income (loss)	2,766	3,408	(1,338)

Interest expense	(369)	(461)	(600)
Other income (expense), net	(261)	(1)	(135)
Income (loss) from continuing operations before income taxes and discontinued operations	2,136	2,946	(2,073)
Income tax expense	19	428	217
Income (loss) before discontinued operations	2,117	2,518	(2,290)
Loss on sale of discontinued operations (Note 2)	—	(120)	—
Loss from discontinued operations, net of income taxes (Note 2)	—	(150)	(3,872)
Net income (loss)	2,117	2,248	(6,162)
Less: Loss allocated to non-controlling interest	(111)	—	—
Net income (loss) attributable to IntriCon shareholders	$2,228	$2,248	$(6,162)

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.38	$0.43	$(0.40)
Discontinued operations	—	(0.05)	(0.68)
Net income (loss) per share:	$0.38	$0.39	$(1.08)

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.36	$0.42	$(0.40)
Discontinued operations	—	(0.04)	(0.68)
Net income (loss) per share:	$0.36	$0.37	$(1.08)

Average shares outstanding:
Basic	5,907	5,791	5,699
Diluted	6,241	6,038	5,699

(See accompanying notes to the consolidated financial statements)

34

INTRICON CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

	Year Ended December 31
	2015	2014	2013
Net income (loss)	$2,117	$2,248	$(6,162)
Interest rate swap, net of taxes of $0	(20)	3	69
Pension and postretirement obligations, net of taxes of $0	(195)	—	—
Foreign currency translation adjustment, net of taxes of $0	(104)	(74)	2
Comprehensive income (loss)	$1,798	$2,177	$(6,091)

(See accompanying notes to the consolidated financial statements)

35

INTRICON CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	December 31, 2015	December 31, 2014
At December 31,
Current assets:
Cash	$369	$328
Restricted cash	610	640
Accounts receivable, less allowance for doubtful accounts of $135 at December 31, 2015 and $120 at December 31, 2014	8,578	7,673
Inventories	14,472	9,983
Other current assets	860	1,013
Total current assets	24,889	19,637

Property, plant, and equipment	38,653	35,104
Less: Accumulated depreciation	31,911	30,859
Net machinery and equipment	6,742	4,245

Goodwill	9,551	9,194
Investment in partnerships	224	387
Other assets, net	480	498
Total assets	$41,886	$33,961

Current liabilities:
Current maturities of long-term debt	$1,908	$1,886
Accounts payable	7,785	5,954
Accrued salaries, wages and commissions	2,559	2,519
Deferred gain	55	110
Other accrued liabilities	1,279	1,364
Total current liabilities	13,586	11,833

Long-term debt, less current maturities	7,929	4,627
Other postretirement benefit obligations	542	485
Accrued pension liabilities	812	741
Deferred gain	—	55
Other long-term liabilities	120	113
Total liabilities	22,989	17,854
Commitments and contingencies (Note 15)
Equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 5,981 and 5,844 shares issued and outstanding at December 31, 2015 and December 31, 2014, respectively	5,981	5,844
Additional paid-in capital	17,721	16,939
Accumulated deficit	(4,046)	(6,274)
Accumulated other comprehensive loss	(721)	(402)
Total shareholders’ equity	18,935	16,107
Non-controlling interest	(38)	—
Total equity	18,897	16,107
Total liabilities and equity	$41,886	$33,961

(See accompanying notes to the consolidated financial statements)

36

INTRICON CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	2015	2014	2013
Cash flows from operating activities:
Net income (loss)	$2,117	$2,248	$(6,162)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,755	2,182	2,450
Stock-based compensation	579	457	532
Loss on impairment of long-lived assets and goodwill of discontinued operations	—	—	1,700
Loss on disposition of property	—	—	4
Change in deferred gain	(110)	(110)	(110)
Change in allowance for doubtful accounts	15	(4)	(30)
Equity in loss of partnerships	208	228	262
Loss on sale of discontinued operations	—	120	—
Changes in operating assets and liabilities:
Accounts receivable	(842)	(2,183)	1,327
Inventories	(4,329)	(677)	1,221
Other assets	(13)	301	500
Accounts payable	1,588	626	707
Accrued expenses	(118)	(347)	(26)
Other liabilities	(139)	317	(60)
Net cash provided by operating activities	711	3,158	2,315

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	66	39
Proceeds of sale of discontinued operations	—	500	—
Purchase of PC Werth (Note 4)	(197)	—	—
Purchases of property, plant and equipment	(3,982)	(1,524)	(969)
Other	(45)	—	—
Net cash used in investing activities	(4,224)	(958)	(930)

Cash flows from financing activities:
Proceeds from long-term borrowings	19,615	13,153	15,332
Repayments of long-term borrowings	(16,284)	(15,221)	(16,863)
Proceeds from employee stock purchases and exercise of stock options	340	165	145
Change in restricted cash	60	(32)	(18)
Net cash provided by (used in) financing activities	3,731	(1,935)	(1,404)

Effect of exchange rate changes on cash	(177)	(154)	11

Net (decrease) increase in cash	41	111	(8)
Cash, beginning of period	328	217	225

Cash, end of period	$369	$328	$217

(See accompanying notes to the consolidated financial statements)

37

INTRICON CORPORATION

Consolidated Statements of Equity

(In Thousands)

	Shareholders’ Equity
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Shareholders’ Equity
Balance December 31, 2012	5,687	$5,687	$15,797	$(2,360)	$(402)	$—	$18,722
Exercise of stock options	14	14	28				42
Shares issued under the ESPP	26	26	77				103
Stock option expense			532				532
Net loss				(6,162)			(6,162)
Comprehensive income					71		71
Balance December 31, 2013	5,727	$5,727	$16,434	$(8,522)	$(331)	$—	$13,308
Exercise of stock options	100	100	(43)				57
Shares issued under the ESPP	16	16	84				100
Shares issued in lieu of cash for services	1	1	7				8
Stock option expense			457				457
Net Income				2,248			2,248
Comprehensive loss					(71)		(71)
Balance December 31, 2014	5,844	$5,844	$16,939	$(6,274)	$(402)	$—	$16,107
Exercise of stock options	123	123	112				235
Shares issued under the ESPP	14	14	91				105
Stock option expense			579				579
Net income (loss)				2,228		(111)	2,117
Investment by non-controlling interest						73	73
Comprehensive loss					(319)		(319)
Balance December 31, 2015	5,981	$5,981	$17,721	$(4,046)	$(721)	$(38)	$18,897

(See accompanying notes to the consolidated financial statements)

38

IntriCon Corporation

Notes to Consolidated Financial Statements (In Thousands, Except Per Share Data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (formerly Selas Corporation of America) (together with its subsidiaries, referred to as the Company, we, us or our) is an international company engaged in designing, developing, engineering, manufacturing and distributing body-worn devices. The Company designs, develops, engineers, manufactures and distributes micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for the emerging value hearing health market, the medical bio-telemetry market and the professional audio communication market. In addition to its operations in the state of Minnesota, the Company has facilities in the state of California, Singapore, Indonesia, the United Kingdom and Germany.

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

Principles of Consolidation – The Company evaluates its voting and variable interests in entities on a qualitative and quantitative basis. The Company consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.

Non-Controlling Interests – The Company owns 50% of the earVenture joint venture. The remaining ownership is accounted for as a non-controlling interest and reported as part of equity in the consolidated financial statements. The Company allocates gains and losses to the non-controlling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest. Changes in ownership interests are treated as equity transactions if the Company maintains control.

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

Fair Value of Financial Instruments – The carrying value of cash, accounts receivable, notes payable, and trade accounts payables, approximate fair value because of the short maturity of those instruments. The fair values of the Company’s long-term debt obligations, pension and post-retirement obligations approximate their carrying values based upon current market rates of interest.

Concentration of Cash – The Company deposits its cash in what management believes are high credit quality financial institutions. The balance, at times, may exceed federally insured limits.

Restricted Cash – Restricted cash consists of deposits required to secure a credit facility at our Singapore location and deposits required to fund retirement related benefits for certain employees.

Accounts Receivable – The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. The allowance for doubtful accounts balance was $135 and $120 as of December 31, 2015 and 2014, respectively.

Inventories – Inventories are stated at the lower of cost or market. The cost of the inventories was determined by the first-in, first-out method.

Property, Plant and Equipment – Property, plant and equipment are carried at cost. Depreciation is computed on a straight-line basis using estimated useful lives of 5 to 40 years for buildings and improvements and 3 to 12 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Improvements are capitalized and expenditures for maintenance, repairs and minor renewals are charged to expense when incurred. At the time assets are retired or sold, the costs and accumulated depreciation are eliminated and the resulting gain or loss, if any, is reflected in the consolidated statement of operations. Depreciation expense was $1,524, $1,955, and $2,214 for the years ended December 31, 2015, 2014, and 2013, respectively.

Impairment of Long-lived Assets and Long-lived Assets to be Disposed of – The Company reviews its long-lived assets, certain identifiable intangibles, and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2015, the Company has determined that no impairment of long-lived assets from continuing operations exists.

Goodwill is reviewed for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The Company utilizes the two-step impairment analysis and elected not to use the qualitative assessment or “step zero” approach. In the two-step impairment analysis, in step one, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company completes step two in order to measure the impairment loss. In step two, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss, in the period identified, equal to the difference. The Company has concluded that no impairment of goodwill or intangible assets occurred during the year ended December 31, 2015. Refer to Note 2 for loss on impairment of long lived assets during 2013.

Other assets, net – The principal amounts included in other assets, net are technology fees and debt issuance costs. The debt issuance costs are being amortized over the related term utilizing the effective interest method and are included in interest expense, and the other assets are being amortized over their estimated useful life on a straight-line basis. Debt issuance cost included in interest expense was $72, $56 and $35 for the years ended December 31, 2015, 2014, and 2013, respectively. Amortization expense was $231, $227 and $204 for the years ended December 31, 2015, 2014, and 2013, respectively.

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

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to the extent the future benefit from the deferred tax assets realization is more likely than not unable to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The deferred tax asset valuation allowance was $9,810 and $10,105 as of December 31, 2015 and 2014, respectively. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2015, the Company had no accrual for the payment of tax related interest and there was no tax interest or penalties recognized in the consolidated statements of operations. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2003-2005 and 2009-2015.

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

Stock Option and Equity Plans – Under the various Company stock-based compensation plans, executives, employees and outside directors receive awards of options to purchase common stock. Under all awards, the terms are fixed at the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years. One of the plans also permits the granting of stock awards, stock appreciation rights, restricted stock units and other equity based awards. The Company expenses grant-date fair values of stock options and awards ratably over the vesting period of the related share-based award. See Note 13 for additional information.

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

Research and Development Costs – Research and development costs, net of customer funding, amounted to $5,214, $4,832, and $4,181 in 2015, 2014 and 2013, respectively, and are charged to expense when incurred, net of customer funding. The Company accrues proceeds received under governmental grants when earned and estimable as a reduction to research and development expense. During the year ended December 31, 2013, the Company accrued $567 in research and development tax credit refunds received with the state of Minnesota as a reduction to research and development expense.

Customer Funded Tooling Costs – The Company designs and develops molds and tools for reimbursement on behalf of several customers. Costs associated with the design and development of the molds and tools are charged to expense, net of the customer reimbursement amount. Net customer funded tooling resulted in income of $121, $140 and $352 for the years ended December 31, 2015, 2014 and 2013, respectively, and is included in cost of goods sold in the consolidated statements of operations.

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

Comprehensive Income (Loss) – Comprehensive income (loss) consists of net income (loss), change in fair value of derivative instruments, pension and post-retirement obligations and foreign currency translation adjustments and is presented in the consolidated statements of comprehensive income (loss).

Foreign Currency Translation - The Company’s German subsidiary accounts for its transactions in its functional currency, the Euro. The Company’s United Kingdom subsidiary accounts for its transactions in its functional currency, the British pound. Foreign assets and liabilities are translated into United States dollars using the year-end exchange rates. Equity is translated at average historical exchange rates. Results of operations are translated using the average exchange rates throughout the year. Translation gains or losses are accumulated as a separate component of equity.

Derivative Financial Instruments — When deemed appropriate, the Company enters into derivative instruments. The Company does not use derivative financial instruments for speculative or trading purposes. All derivative transactions are linked to an existing balance sheet item or firm commitment, and the notional amount does not exceed the value of the exposure being hedged.

We recognize all derivative financial instruments in the consolidated financial statements at fair value regardless of the purpose or intent for holding the instrument. Generally, changes in fair values of derivatives accounted for as cash flow hedges, to the extent they are effective as hedges, are recorded in other comprehensive income (loss), net of tax or, if ineffective, on the consolidated statements of operations.

New Accounting Pronouncements

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2015-17, Income Taxes (Topic 740) Related to the Balance Sheet Classification of Deferred Taxes which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company does not expect the provision of ASU 2015-17 to have a material impact on its consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out (“FIFO”) or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company is evaluating the impact of the standard on its consolidated financial statements.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company does not expect the provision of ASU 2015-03 to have a material impact on its consolidated financial statements.

In 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The Company is evaluating the impact of the standard on the consolidated financial statements.

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are currently assessing the impact on the Company’s consolidated financial statements.

In 2014, the FASb issued Accounting Standards Update (“ASU”) No. 2014-15, ‘Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company in the year ended December 31, 2016, and interim periods beginning March 31, 2017, with early application permitted. We do not anticipate a material impact to the consolidated financial statements once implemented.

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

The Company recorded a loss on the sale of $120. The net loss was computed as follows:

Accounts receivable, net	$384
Inventory, net	128
Property, plant and equipment, net	127
Other assets	1
Accounts payable	(69)
Net assets sold	$571
Cash proceeds received from Sierra Peaks	500
Net assets sold	(571)
Transaction costs	(49)
Loss on sale of discontinued operations, net of income taxes	$(120)

The following table shows the results of the Company’s discontinued operations:

	Year Ended
	December 31,	December 31,	December 31,
	2015	2014	2013

Sales, net	$—	$207	$2,480
Operating costs and expenses	—	(357)	(4,693)
Loss on impairment	—	—	(1,700)
Operating loss	—	(150)	(3,913)
Other income, net	—	—	41
Net loss from discontinued operations	$—	$(150)	$(3,872)

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

In determining the nonrecurring fair value measurements of impairment of goodwill and other short and long-term assets, the Company utilized the market value approach, considering the fair value of security, microphone and receiver net assets held for sale or disposition. Based on the market value assessment, the Company determined fair values for the identified assets and incurred impairment charges for the remaining book value of the assets during the year ended December 31, 2013 as set forth in the table below. These charges were reflected in the Company’s discontinued operations in 2013.

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

3. RESTRUCTURING CHARGES

On June 13, 2013 the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs. The plan was approved by the Company’s Board of Directors on June 12, 2013. As part of this plan, the Company: reduced investment in certain non-core professional audio communications product lines; transferred specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reduced global administrative and support workforce; transferred the medical coil operations from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity; sold its remaining security, microphone and receiver operations; added experienced professionals in value hearing health; and focused more resources in medical biotelemetry. During 2014 and 2013, the Company incurred restructuring charges of $83 and $229, respectively, primarily related to employee termination benefits, from the restructuring of its continuing operations. The Company does not expect to incur any additional cash charges related to this restructuring.

4. ACQUISTION OF PC WERTH

On November 3, 2015, the Company acquired the assets of PC Werth Ltd, a leading supplier of hearing healthcare products and equipment to the United Kingdom’s National Health Service (NHS). Under the terms of the agreement, the Company paid PC Werth Ltd a total of $197 in cash assumed payables of $393.

The Company accounted for the transaction as a business combination in the fourth quarter of 2015. In accordance with ASC 805, the purchase price is being allocated based on estimates of the fair value of assets acquired and liabilities assumed.

The purchase price was allocated as follows:

Inventory	$155
Property, Plant and Equipment	39
Intellectual Property	39
Goodwill	357
Payables	(393)
$197

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The establishment of goodwill was primarily due to the expected revenue growth that is attributable to increased market penetration from future customers.

The Company has recognized additional revenue of $414 and net earnings (losses) of approximately ($265) relating to the sales of the hearing devices and accessories from November 2015 through December 31, 2015. Unaudited proforma revenues were approximately $73,900 and $73,500 for the years ended December 31, 2015 and 2014, respectively assuming the acquisition occurred on January 1, 2014. Unaudited proforma earnings and basic and diluted earnings per share did not differ materially from actual results reported.

Acquisition costs of $143 were primarily incurred and recorded during the year ended December 31, 2015 and are included in other expenses, net in the consolidated statements of operations. We consider the majority of the acquisition costs to be of the non-operating, miscellaneous nature, as they were incurred as part of a non-operating activity, a business acquisition.

5. GEOGRAPHIC INFORMATION

The geographical distribution of long-lived assets, consisting of property, plant and equipment and net sales to geographical areas as of and for the years ended December 31 is set forth below:

Long-lived Assets

	December 31,	December 31,
	2015	2014
United States	$5,125	$3,307
Other – primarily Singapore and Indonesia	1,617	938
Consolidated	$6,742	$4,245

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

Net Sales to Geographical Areas

	Year Ended December 31
Net Sales to Geographical Areas	2015	2014	2013

United States	$50,899	$49,978	$36,902
Europe	6,634	6,834	5,714
Asia	10,901	9,641	7,123
All other countries	1,305	1,850	3,222
Consolidated	$69,739	$68,303	$52,961

Geographic net sales are allocated based on the location of the customer.

One customer accounted for 42 percent, 37 percent and 30 percent of the Company’s consolidated net sales in 2015, 2014 and 2013, respectively. During 2015, 2014 and 2013, the top five customers accounted for approximately $42,000, $39,000 and $28,000 or 60 percent, 57 percent and 53 percent of the Company’s consolidated net sales, respectively.

At December 31, 2015, two customers accounted for a combined 27 percent of the Company’s consolidated accounts receivable. Two customers accounted for a combined 28 percent of the Company’s consolidated accounts receivable at December 31, 2014.

6. GOODWILL

The Company performed its annual goodwill impairment test as of November 30th for each of the years ended December 31, 2015, 2014 and 2013. The Company completed an analysis to assess the fair value of its reporting unit to determine whether goodwill was impaired and the extent of such impairment, if any for the years ended December 31, 2015, 2014 and 2013. Based upon this analysis, the Company has concluded that no impairment of goodwill or intangible assets occurred during the years ended December 31, 2015 and 2014. However, due to the restructuring plan that took effect in June of 2013, goodwill of $515 was determined to be impaired during the year ended December 31, 2013 and was included in the loss from discontinued operations in the consolidated statement of operations.

The changes in the carrying amount of goodwill for the years presented are as follows:

Carrying amount at December 31, 2012	$9,709
Changes to the carrying amount	—
Impairment of goodwill of discontinued operations (Note 2)	(515)
Carrying amount at December 31, 2013	9,194
Changes to the carrying amount	—
Carrying amount at December 31, 2014	9,194
Acquistion of assets of PC Werth (Note 4)	357
Carrying amount at December 31, 2015	$9,551

7. INVENTORIES

Inventories consisted of the following:

	Raw materials	Work-in process	Finished products and components	Total

December 31, 2015
Domestic	$6,514	$1,706	$2,801	$11,021
Foreign	2,472	636	343	3,451
Total	$8,986	$2,342	$3,144	$14,472

December 31, 2014
Domestic	$3,993	$1,300	$1,838	$7,131
Foreign	1,894	720	238	2,852
Total	$5,887	$2,020	$2,076	$9,983

8. SHORT AND LONG-TERM DEBT

Short and long-term debt at December 31, 2015 and 2014 was as follows:

	December 31, 2015	December 31, 2014

Domestic asset-based revolving credit facility	$4,674	$3,843
Foreign overdraft and letter of credit facility	913	920
Domestic term-loan	4,250	1,750
Total debt	9,837	6,513
Less: Current maturities	(1,908)	(1,886)
Total long-term debt	$7,929	$4,627

	Payments Due by Year
	2016	2017	2018	2019	Thereafter	Total
Domestic credit facility	$—	$—	$—	$4,674	$—	$4,674
Domestic term loan	1,000	1,000	1,000	1,250	—	4,250
Foreign overdraft and letter of credit facility	908	5	—	—	—	913
Total debt	$1,908	$1,005	$1,000	$5,924	$—	$9,837

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

In March 2015, the Company and its domestic subsidiaries entered into a Seventh Amendment to the Loan and Security Agreement with The PrivateBank and Trust Company. The amendment, among other things:

▪	increased the Company’s term loan to $5,000 from its then current balance of $1,750, as a result of which the Company borrowed an additional $3,250 under the term loan facility;

▪	extended the term loan and revolving loan maturity date to February 28, 2019, keeping the existing term loan amortization schedule in place;

▪	increased the annual capital expenditure limit to $4,500;

▪	implemented investment provisions that allow for up to $4,000 in investment spending prior to requiring bank approval; and

▪	lowered interest rates on the term loan and revolving loan

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

Weighted average interest on our domestic credit facilities was 3.68%, 4.51%, and 4.30% for 2015, 2014, and 2013, respectively.

The outstanding balance of the revolving credit facility was $4,674 and $3,843 at December 31, 2015 and 2014, respectively. The total remaining availability on the revolving credit facility was approximately $3,326 and $3,456 at December 31, 2015 and 2014, respectively.

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

The Company was in compliance with the financial covenants under the facility as of December 31, 2015.

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

During 2015, the Company entered into interest rate swaps with The PrivateBank which are accounted for as effective cash flow hedges. The interest rate swaps had a combined initial notional amount of $3,750, with a portion of the swap amortizing on a basis consistent with the $250 quarterly installments required under the term loan. Interest rate swaps, which are considered derivative instruments, of $39 and $19 are reported in the consolidated balance sheets at fair value in other current liabilities at December 31, 2015 and 2014.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.37% and 4.50% for the years ended December 31, 2015 and 2014. The outstanding balance was $913 and $920 at December 31, 2015 and 2014, respectively. The loans are collateralized by IntriCon, PTE’s restricted cash and receivables. The total remaining availability on the international senior secured credit agreement was approximately $817 and $956 at December 31, 2015 and 2014, respectively.

9. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31:

	2015	2014
Taxes, including payroll withholdings and excluding income taxes	$48	$286
Accrued professional fees	173	143
Pension	93	93
Postretirement benefit obligation	103	103
Other	862	739
	$1,279	$1,364

10. DOMESTIC AND FOREIGN INCOME TAXES

Domestic and foreign income taxes (benefits) were comprised as follows:

	Year Ended December 31
	2015	2014	2013
Current
Federal	$—	$—	$—
State	—	—	28
Foreign	27	428	189
Total Current	$27	$428	$217
Deferred
Federal	—	—	—
State	—	—	—
Foreign	(8)	—	—
Income Tax Expense	$19	$428	$217

Income (loss) from continuing operations before income taxes and discontinued operations
Foreign	1,792	2,402	(139)
Domestic	344	544	(1,934)
	$2,136	$2,946	$(2,073)

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate based on income (loss) from continuing operations:

	Year Ended December 31
	2015	2014	2013
Tax provision at statutory rate	34.00%	34.00%	(34.00)%
Change in valuation allowance	(13.80)	(1.25)	(5.12)
Impact of permanent items, including stock based compensation expense	(30.97)	16.40	24.15
Effect of foreign tax rates	11.36	(18.04)	6.35
State taxes net of federal benefit	2.78	(3.86)	(1.43)
Effect of dividend of foreign subsidiary in prior year	7.52	3.94	17.16
Prior year provision to return true-up	(9.73)	(10.27)	(5.10)
Non-controlling interest	1.77	—	—
Other	(2.04)	(6.40)	8.45
Domestic and foreign income tax rate	0.89%	14.52%	10.46%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2015, and 2014 are presented below:

	Year Ended December 31
	2015	2014
Deferred tax assets:
Net operating loss carry forwards and credits	$7,931	$8,125
Depreciation and amortization	—	284
Inventory	563	436
Compensation accruals	1,273	1,111
Accruals and reserves	113	88
Credits	236	225
Other	212	190
Total Deferred tax assets	10,328	10,459
Less: valuation allowance	(9,810)	(10,105)
Deferred tax assets net of valuation allowance	$518	$354

Deferred tax liabilities
Depreciation and amortization	(156)	—
Undistributed earnings of foreign subsidiary	(319)	(354)
Total deferred tax liabilities	(475)	(354)
Net deferred tax	$43	$—

The valuation allowance is maintained against deferred tax assets which the Company has determined are more likely than not to be unrealized. The change in valuation allowance was $(295), $59, and $(637) for the years ended December 31, 2015, 2014 and 2013, respectively. For tax reporting purposes, the Company has actual federal and state net operating loss carryforwards of $21,784 and $6,863, respectively, as of December 31, 2015. These net operating loss carryforwards begin to expire in 2022 for federal tax purposes and 2017 for state tax purposes. Subsequently recognized tax benefits, if any, related to the valuation allowance for deferred tax assets or realization of net operating loss carryforwards will be reported in the consolidated statements of operations. If substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that are available to be utilized.

Excluded from the Company’s net operating loss carryforwards is $388 resulting from the exercise of non-qualified stock options. Because the Company is currently in an NOL position, the windfall is not recorded through additional paid-in capital until the tax benefit is recognized through a reduction in actual tax payments.

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

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company regularly assesses the likelihood that the deferred tax assets will be recovered from future taxable income. The Company considers projected future taxable income and ongoing tax planning strategies, then records a valuation allowance to reduce the carrying value of the net deferred taxes to an amount that is more likely than not able to be realized. Based upon the Company’s assessment of all available evidence, including the previous three years of United States based taxable income and loss after permanent items, estimates of future profitability, and the Company’s overall prospects of future business, the Company determined that it is more likely than not that the Company will not be able to realize a portion of the deferred tax assets in the future. The Company will continue to assess the potential realization of deferred tax assets on an annual basis, or an interim basis if circumstances warrant. If the Company’s actual results and updated projections vary significantly from the projections used as a basis for this determination, the Company may need to change the valuation allowance against the gross deferred tax assets.

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has analyzed all tax positions for which the statute of limitations remains open. As a result of the assessment, the Company has not recorded any liabilities for unrecognized income tax benefits or retained earnings. The Company does not have any unrecognized tax benefits as of December 31, 2015 and 2014.

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

The Company recognizes penalties and interest accrued related to liability on unrecognized tax benefits in income tax expense for all periods presented. As of December 31, 2015 and 2014, the Company has no amounts accrued for the payment of interest and penalties.

11. EMPLOYEE BENEFIT PLANS

The Company has defined contribution plans for most of its domestic employees. Under these plans, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plans. The Company contributions to these plans were $341 for 2015, $271 for 2014 and $0 for 2013.

The Company provides post-retirement medical benefits to certain former domestic employees who met minimum age and service requirements. In 1999, a plan amendment was instituted which limits the liability for post-retirement benefits beginning January 1, 2000 for certain employees who retire after that date. This plan amendment resulted in a $1,100 unrecognized prior service cost reduction which is recognized as employees render the services necessary to earn the post-retirement benefit. The Company’s policy is to pay the cost of these post-retirement benefits when required on a cash basis. The Company also has provided certain foreign employees with retirement related benefits. In 2015, the mortality tables were updated causing a $62k change in the estimated post-retirement medical benefit obligation.

The following table presents the amounts recognized in the Company’s consolidated balance sheets at December 31, 2015 and 2014 for post-retirement medical benefits:

	2015	2014
Change in Projected Benefit Obligation
Projected benefit obligation at January 1	$588	$633
Interest cost	25	26
Actuarial loss	134	36
Participant contributions	25	27
Benefits paid	(127)	(134)
Projected benefit obligation at December 31	645	588
Change in fair value of plan assets
Employer contributions	102	107
Participant contributions	25	27
Benefits paid	(127)	(134)
Funded status	(645)	(588)
Current liabilities	103	103
Noncurrent liabilities	542	485
Net amount recognized	645	588
Amount recognized in other comprehensive income	—	—
Unrecognized net actuarial gain	—	—
Total	$—	$—

Accrued post-retirement medical benefit costs are classified as other post-retirement benefit obligations as of December 31, 2015 and 2014.

Net periodic post-retirement medical benefit costs for 2015, 2014, and 2013 included the following components:

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

The assumptions used for the years ended December 31 were as follows:

	2015	2014	2013
Annual increase in cost of benefits	7.0%	7.0%	7.0%

Discount rate used to determine year-end obligations	4.5%	4.5%	4.0%

Discount rate used to determine year-end expense	4.5%	4.5%	4.5%

In addition to the post-retirement medical benefits, the Company provides retirement related benefits to certain former executive employees and to certain employees of foreign subsidiaries. The liabilities established for these benefits at December 31, 2015 and 2014 are illustrated below.

	2015	2014
Current portion	$93	$93
Long-term portion	805	741
Total liability at December 31	$898	$834

The Company calculated the fair values of the pension plans above utilizing a discounted cash flow, using standard life expectancy tables, annual pension payments, and a discount rate of 4.5%. In 2015, the mortality tables were updated causing a $133k change in the estimated pension plans benefit obligation.

The following employer benefit payments (medical and pension), which reflect expected future service, are expected to be paid:

2016	$196
2017	193
2018	177
2019	164
2020	152
Years 2021-2025	532

12. CURRENCY TRANSLATION AND TRANSACTION ADJUSTMENTS

All assets and liabilities of foreign operations in which the functional currency is not the U.S. dollar are translated into U.S. dollars at prevailing rates of exchange in effect at the balance sheet date. Revenues and expenses are translated using average rates of exchange for the year. Adjustments resulting from the process of translating the financial statements of foreign subsidiaries into U.S. dollars are reported as a separate component of equity, net of tax, where appropriate.

Foreign currency transaction amounts included in the consolidated statements of operations include a loss of $40, $51, and $42 in 2015, 2014 and 2013, respectively.

13. COMMON STOCK AND STOCK OPTIONS

The Company has a 2006 Equity Incentive Plan and a 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan, which was approved by the shareholders on April 24, 2015, replaced the 2006 Equity Incentive Plan. New grants may not be made under the 2006 plan; however certain option grants under these plans remain exercisable as of December 31, 2015. The aggregate number of shares of common stock for which awards could be granted under the 2015 Equity Incentive Plan as of the date of adoption was 500 shares. Additionally, as outstanding options under the 2006 plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2015 Equity Incentive Plan.

Under the various plans, executives, employees and outside directors receive awards of options to purchase common stock. Under the 2015 equity incentive plan, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of December 31, 2015. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2015 equity incentive plan. The director program gives each non-employee director the right under the 2015 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. There were no shares issued in lieu of cash for director fees under the director program for each of the years ended December 31, 2015, 2014 and 2013, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2015 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There was 1 share purchased under the management purchase program during the year ended December 31, 2014 and no shares purchased under the program during the years ended December 31, 2015 and 2013.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2012	1,244	$5.97
Options forfeited or cancelled	(15)	5.21
Options granted	192	4.06
Options exercised	(14)	2.86
Outstanding at December 31, 2013	1,407	5.75
Options forfeited or cancelled	(63)	7.87
Options granted	174	4.99
Options exercised	(205)	3.74
Outstanding at December 31, 2014	1,313	5.86
Options granted	170	7.14
Options exercised	(159)	3.12

Outstanding at December 31, 2015	1,324	$6.36	$2,640

Exercisable at December 31, 2014	984	$6.17	$1,830

Exercisable at December 31, 2015	989	$6.50	$2,076

Available for future grant at December 31, 2015	490

The number of shares available for future grant at December 31, 2015, does not include a total of up to 1,282 shares subject to options outstanding under the 2006 plan which will become available for grant under the 2015 Equity Incentive Plan in the event of the expiration of such options.

The weighted-average remaining contractual term of options exercisable and outstanding at December 31, 2015, were 4.14 and 5.24 years, respectively. The total intrinsic value of options exercised during fiscal 2015, 2014, and 2013, was $630, $635, and $12, respectively.

The weighted-average per share grant date fair value of options granted was $4.50, $3.28, and $4.06, in 2015, 2014, and 2013, respectively, using the Black-Scholes option-pricing model.

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2015	2014	2013
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	65.15 - 72.81%	75.03 - 75.59%	70.84 - 72.19%
Risk-free interest rate	1.42-1.88%	2.00-2.07%	.91-1.07%
Expected life (years)	6.0	6.0	6.0

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

The Company recorded $578, $457, and $532 of non-cash stock option expense for the years ended December 31, 2015, 2014 and 2013, respectively. There were 64 stock options that were exercised using a cashless method of exercise for the year ended December 31, 2015. As of December 31, 2015, there was $718 of total non-cash stock option expense related to non-vested awards that is expected to be recognized over a weighted-average period of 1.87 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, provides that a maximum of 200 shares may be sold under the Purchase Plan. There were 14, 16, and 26 shares purchased under the plan during the years ended December 31, 2015, 2014 and 2013, respectively.

The Company issues new shares of stock upon the exercise of stock options.

14. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year Ended December 31
	2015	2014	2013
Numerator:
Income (loss) before discontinued operations	$2,117	$2,518	$(2,290)
Loss from discontinued operations, net of income taxes	—	(270)	(3,872)
Net income (loss)	2,117	2,248	(6,162)
Less: Loss allocated to non-controlling interest	(111)	—	—
Net income (loss) attributable to IntriCon shareholders	$2,228	$2,248	$(6,162)

Denominator:
Basic – weighted shares outstanding	5,907	5,791	5,699
Weighted shares assumed upon exercise of stock options	334	247	—
Diluted – weighted shares outstanding	6,241	6,038	5,699

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.38	$0.43	$(0.40)
Discontinued operations	—	(0.05)	(0.68)
Net income (loss) per share:	$0.38	$0.39	$(1.08)

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.36	$0.42	$(0.40)
Discontinued operations	—	(0.04)	(0.68)
Net income (loss) per share:	$0.36	$0.37	$(1.08)

The Company excluded stock options of 71, 21, and 1,407, in 2015, 2014, and 2013, respectively, from the computation of the diluted income per share as their effect would be anti-dilutive. For additional disclosures regarding the stock options, see Note 13.

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

The Company’s former wholly owned French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the completion of the French insolvency proceeding, including liabilities under guarantees aggregating approximately $421.

The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect our consolidated financial position, liquidity or results of operations.

Total expense for 2015, 2014 and 2013 under leases pertaining primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more, aggregated $1,300, $1,071, and $1,304, respectively. Remaining payments under such leases are as follows: 2016- $1,132; 2017- $517; 2018 - $407, which includes two leased facility in Minnesota that expire in 2016 and one that expires in 2017, one leased facility in California that expires in 2016, one leased facility in Singapore that expires in 2020, one leased facility in Indonesia that expires in 2016, one leased facility in the United Kingdom that expires in 2016, and one leased facility in Germany that expires in 2017. Certain leases contain renewal options as defined in the lease agreements.

On October 5, 2007, the Company entered into employment agreements with its executive officers. The agreements call for payments ranging from ten months to two years base salary and unpaid bonus, if any, to the executives should there be a change of control as defined in the agreement and the executives are not retained for a period of at least one year following such change of control. Under the agreements, all stock options granted to the executives would vest immediately and be exercisable in accordance with the terms of such stock options. The Company also agreed that if it enters into an agreement to sell substantially all of its assets, it will obligate the buyer to fulfill its obligations pursuant to the agreements. The agreements terminate, except to the extent that any obligation remains unpaid, upon the earlier of termination of the executive’s employment prior to a change of control or asset sale for any reason or the termination of the executive after a change of control for any reason other than by involuntary termination as defined in the agreements.

16. RELATED-PARTY TRANSACTIONS

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $487, $486 and $486 for the years ended December 31, 2015, 2014 and 2013, respectively.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of our Board of Directors. The Company paid approximately $203, $156, and $228 to Blank Rome LLP for legal services and costs in 2015, 2014 and 2013, respectively. The Chairman of our Board of Directors is considered independent under applicable NASDAQ and SEC rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the NASDAQ standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

17. STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:

	Year Ended December 31
	2015	2014	2013
Interest received	$1	$1	$1
Interest paid	437	432	512
Income taxes paid	263	132	27
Shares issued for director services in lieu of fees	—	1	—

18. REVENUE BY MARKET

The following table sets forth, for the periods indicated, net revenue by market:

	Year Ended December 31
	2015	2014	2013

Medical	$40,821	$35,109	$25,978
Hearing Health	21,089	22,959	19,739
Professional Audio Communications	7,829	10,235	7,244

Total Net Sales	$69,739	$68,303	$52,961

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

None

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement relating to its 2016 annual meeting of shareholders, including but not necessarily limited to the sections of the 2016 proxy statement entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement relating to its 2016 annual meeting of shareholders, including but not necessarily limited to the sections of the 2016 proxy statement entitled “Director Compensation for 2015,” and “Executive Compensation”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement relating to its 2016 annual meeting of shareholders, including but not necessarily limited to the section of the 2016 proxy statement entitled “Share Ownership of Certain Beneficial Owners, Directors and Certain Officers.”

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2015:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted- average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,325	$6.36	518
Equity Compensation plans not approved by security holders	—	—	—

Total	1,325	$6.36	518

1) The amount shown in column (c) includes 490 shares issuable under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”) and 28 shares available for purchase under the Company’s Employee Stock Purchase Plan. Under the terms of the 2015 Plan, as outstanding options under the Company’s 2006 Equity Incentive Plan expire, the shares of common stock subject to the expired options will become available for issuance under the 2015 Plan. As of December 31, 2015, 1,282 shares of common stock were subject to outstanding options under the 2006 Equity Incentive Plan. Accordingly, if any of these options expire, the shares of common stock subject to expired options also will be available for issuance under the 2015 Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement relating to its 2016 annual meeting of shareholders, including but not necessarily limited to the sections of the 2016 proxy statement entitled “Certain Relationships and Related Party Transactions” and “Independence of the Board of Directors.”

ITEM 14.	Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement relating to its 2016 annual meeting of shareholders, including but not necessarily limited to the sections of the 2016 proxy statement entitled “Independent Registered Public Accounting Fee Information.”

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1)	Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.

Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2015, 2014 and 2013.

Consolidated Balance Sheets at December 31, 2015 and 2014.

Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013.

Notes to Consolidated Financial Statements.

3)	Exhibits –

2.1	Asset Purchase Agreement dated as of January 27, 2014 between Sierra Peaks Corporation and IntriCon Tibbetts Corporation. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); IntriCon Corporation agrees to furnish a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.) (Incorporated by reference from the Company’s Current Report on Form 8-K/A filed with the Commission on January 31, 2014.)

3.1	The Company’s Amended and Restated Articles of Incorporation, as amended. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2008.)

3.2	The Company’s Amended and Restated By-Laws. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference from the Company’s Registration Statement on Form S-3 (registration no. 333-200182) filed with the Commission on November 13, 2014.)

+ 10.2	Supplemental Retirement Plan (amended and restated effective January 1, 1995). (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.)

10.3.1	Amended and Restated Office/Warehouse Lease, between Resistance Technology, Inc. and Arden Partners I. L.L.P. (of which Mark S. Gorder is one of the principal owners) dated November 1, 1996. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.)

10.3.2	Amended and Restated Office/Warehouse Lease Third Extension Agreement dated as of October 20, 2011 between IntriCon Inc. and Arden Partners I, L.L.P. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.3.3	Amended and Restated Office/Warehouse Lease Second Extension Agreement dated as of September 19, 2013 between IntriCon Inc. and Arden Partners I, L.L.P. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

+ 10.5	2006 Equity Incentive Plan. (Incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 15, 2010.)

+ 10.6	Form of Stock Option Agreement issued to executive officers pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

+ 10.7	Form of Stock Option Agreement issued to directors pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

+ 10.8	Non-Employee Directors Stock Fee Election Program. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

+10.9	Non-Employee Director and Executive Officer Stock Purchase Program, as amended. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

+ 10.10	Deferred Compensation Plan. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2006.)

10.11	Land and Building Lease Agreement between Resistance Technology, Inc. and MDSC Partners, LLP dated June 15, 2006. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2006.)

10.12	Agreement by and between K/S HIMPP and IntriCon Corporation dated December 1, 2006 and the schedules thereto. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

+ 10.13	Employment Agreement with Mark S. Gorder. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

+ 10.14	Form of Employment Agreement with executive officers. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

10.15	Strategic Alliance Agreement among IntriCon Corporation and Dynamic Hearing Pty Ltd effective as of October 1, 2008. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.)

10.16	First Amendment to Strategic Alliance Agreement among IntriCon Corporation and Dynamic Hearing Pty Ltd effective as of January 1, 2011. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)

10.17.1	Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, RTI Electronics, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation (f/k/a Jon Barron, Inc.) and The PrivateBank and Trust Company. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

10.17.2	First Amendment and Waiver dated March 12, 2010 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, RTI Electronics, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.17.3	Second Amendment to Loan and Security Agreement and Limited Consent dated as of August 12, 2011 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.17.4	Third Amendment to Loan and Security Agreement and Waiver dated as of March 1, 2012 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.)

10.17.5	Fourth Amendment to Loan and Security Agreement and Consent among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company, dated as of August 6, 2012. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012.)

10.17.6	Fifth Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company, dated as of December 21, 2012. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 21, 2012.)

10.17.7	Sixth Amendment to Loan and Security Agreement and Waiver among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company, dated as of February 14, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2014.)

10.17.8	Seventh Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation and The PrivateBank and Trust Company, dated as of March 31, 2015. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

10.18	Revolving Credit Note issued to The PrivateBank and Trust Company dated August 13, 2009. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

10.19.1	Term Note issued to The PrivateBank and Trust Company dated August 13, 2009. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

10.19.2	Term Note dated August 12, 2011 from IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation and IntriCon Datrix Corporation to The PrivateBank and Trust Company. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.19.3	Second Amended and Restated Term Note from the Company, IntriCon, Inc. and IntriCon Tibbetts Corporation to The PrivateBank and Trust Company. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

+10.22	Annual Incentive Plan for Executives and Key Employees. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)

+10.23	Amended and Restated Amendment to Equity Plans. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

+10.24*	Amendment No. 2 to Equity Plans. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.)

+10.4	2015 Equity Incentive Plan. (incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March [ ], 2016.)

+10.5	Form of Stock Option Agreement issued to employees pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

+10.6	Form of Stock Option Agreement issued to directors pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

21.1*	List of significant subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from IntriCon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets as of December 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.
+	Denotes management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRICON CORPORATION (Registrant)

By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer, Treasurer and Secretary

Dated: March 11, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive
Officer and Director (principal executive officer)
March 11, 2016

/s/ Scott Longval
Scott Longval
Chief Financial Officer
Treasurer and Secretary
(principal accounting and financial officer)
March 11, 2016

/s/Nicholas A. Giordano
Nicholas A. Giordano
Director
March 11, 2016

/s/Robert N. Masucci
Robert N. Masucci
Director
March 11, 2016

/s/ Michael J. McKenna
Michael J. McKenna
Director
March 11, 2016

/s/ Philip N. Seamon
Philip N. Seamon
Director
March 11, 2016

EXHIBIT INDEX

EXHIBITS:

21	List of significant subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from IntriCon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2015, 2014 and 2013; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets as of December 31, 2015 and 2014; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2015, 2014 and 2013; (v) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2015, 2014 and 2013; and (vi) Notes to Consolidated Financial Statements.

