Form 10-Q
period 2016-03-31
INTRICON CORP
filed 2016-05-12
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

☐ Yes ☒  No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on April 30, 2016 was 5,985,532.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

	March 31,	December 31,
	2016	2015
	(Unaudited)
Current assets:
Cash	$553	$369
Restricted cash	640	610
Accounts receivable, less allowance for doubtful accounts of $136 at March 31, 2016 and $135 at December 31, 2015	8,924	8,578
Inventories	14,556	14,472
Other current assets	932	860
Total current assets	25,605	24,889

Machinery and equipment	39,273	38,653
Less: Accumulated depreciation	32,367	31,911
Net machinery and equipment	6,906	6,742

Goodwill	9,551	9,551
Investment in partnerships	188	224
Other assets, net	1,052	480
Total assets	$43,302	$41,886

Current liabilities:
Current maturities of long-term debt	1,941	1,908
Accounts payable	8,275	7,785
Accrued salaries, wages and commissions	1,918	2,559
Deferred gain	28	55
Other accrued liabilities	965	1,279
Total current liabilities	13,127	13,586

Long-term debt, less current maturities	9,603	7,929
Other postretirement benefit obligations	530	542
Accrued pension liabilities	824	812
Other long-term liabilities	137	120
Total liabilities	24,221	22,989
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 5,986 and 5,981 shares issued and outstanding at March 31, 2016 and December 31, 2015, respectively	5,986	5,981
Additional paid-in capital	17,922	17,721
Accumulated deficit	(4,031)	(4,046)
Accumulated other comprehensive loss	(723)	(721)
Total shareholders’ equity	19,154	18,935
Non-controlling interest	(73)	(38)
Total equity	19,081	18,897
Total liabilities and equity	$43,302	$41,886

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,	March 31,
	2016	2015
	(Unaudited)	(Unaudited)

Sales, net	$18,258	$16,602
Cost of sales	13,144	12,274
Gross profit	5,114	4,328

Operating expenses:
Sales and marketing	1,196	987
General and administrative	2,291	1,709
Research and development	1,416	1,226
Total operating expenses	4,903	3,922
Operating income	211	406

Interest expense	(126)	(103)
Other income (expense)	(70)	136
Income from continuing operations before income taxes	15	439

Income tax expense	34	155
Net income (loss)	(19)	284
Less: Loss allocated to non-controlling interest	(34)	—
Net income attributable to IntriCon shareholders	$15	$284

Net income (loss) per share attributable to IntriCon shareholders:
Basic	$0.00	$0.05
Diluted	$0.00	$0.05

Average shares outstanding:
Basic	5,981	5,849
Diluted	6,228	6,227

(See accompanying notes to the consolidated condensed financial statements)

4

INTRICON CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended
	March 31,	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Net income (loss)	$(19)	$284
Interest rate swap, net of taxes of $0	(37)	(2)
Pension and postretirement obligations, net of taxes of $0	5	—
Foreign currency translation adjustment, net of taxes of $0	30	(108)
Comprehensive income	$(21)	$174

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)

	Three Months Ended
	March 31,	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(19)	$284
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	494	423
Stock-based compensation	181	169
Change in deferred gain	(28)	(28)
Change in allowance for doubtful accounts	1	7
Equity in loss of partnerships	54	49
Changes in operating assets and liabilities:
Accounts receivable	(629)	92
Inventories	(85)	41
Other assets	(454)	297
Accounts payable	492	(335)
Accrued expenses	(913)	(382)
Non-controlling interest	34	—
Other liabilities	(61)	38
Net cash provided (used in) by operating activities	(933)	655

Cash flows from investing activities:
Purchases of property, plant and equipment	(624)	(711)
Other	(18)	—
Net cash used in investing activities	(642)	(711)

Cash flows from financing activities:
Proceeds from long-term borrowings	3,628	2,926
Repayments of long-term borrowings	(1,951)	(2,430)
Proceeds from employee stock purchases and exercise of stock options	24	42
Change in restricted cash	(42)	79
Net cash provided by financing activities	1,659	617

Effect of exchange rate changes on cash	100	(196)

Net increase in cash	184	365
Cash, beginning of period	369	328

Cash, end of period	$553	$693

 (See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.    General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of March 31, 2016 and December 31, 2015, and the consolidated results of its operations and cash flows for the three months ended March 31, 2016 and 2015. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period.

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements.

2.    New Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued its final standard on accounting for leases. This standard, issued as ASU 2016-02, requires that an entity that is a lessee recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. The core principle of this update is that a “lessee should recognize the assets and liabilities that arise from leases.” This update is effective for financial statement periods beginning after December 15, 2018, with earlier application permitted. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.

In March 2016, the FASB issued its final standard on simplifying the accounting for share-based payment awards. This standard, issued as ASU 2016-09, simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification on the statement of cash flows, and accounting for forfeitures. This update is effective for financial statement periods beginning after December 15, 2016, with early adoption permitted. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures.

3.    Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	March 31, 2016	December 31, 2015
United States	$5,393	$5,125
Other – primarily Singapore and Indonesia	1,513	1,617
Consolidated	$6,906	$6,742

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

The geographical distribution of net sales to geographical areas for the three months ended March 31, 2016 and 2015 were as follows:

	Three Months Ended
Net Sales to Geographical Areas	March 31, 2016	March 31, 2015

United States	$11,924	$12,452
Europe	3,297	1,840
Asia	2,868	2,012
All other countries	169	298
Consolidated	$18,258	$16,602

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asian Pacific. Customer concentrations greater than 10% of consolidated net sales and account receivable are disclosed below.

For the three months ended March 31, 2016, one customer accounted for 39% of the Company’s consolidated net sales. For the three months ended March 31, 2015, one customer accounted for 39% of the Company’s consolidated net sales.

At March 31, 2016, two customers combined accounted for 25% of the Company’s consolidated accounts receivable. At December 31, 2015, two customers accounted for a combined 27% of the Company’s consolidated accounts receivable.

4.    Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
March 31, 2016
Domestic	$5,888	$2,310	$3,153	$11,351
Foreign	2,135	572	498	3,205

Total	$8,023	$2,882	$3,651	$14,556

December 31, 2015
Domestic	$6,514	$1,706	$2,801	$11,021
Foreign	2,472	636	343	3,451

Total	$8,986	$2,342	$3,144	$14,472

5.    Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	March 31, 2016	December 31, 2015

Domestic Asset-Based Revolving Credit Facility	$6,600	$4,674
Foreign Overdraft and Letter of Credit Facility	944	913
Domestic Term-Loan	4,000	4,250
Total Debt	11,544	9,837
Less: Current maturities	(1,941)	(1,908)
Total Long-Term Debt	$9,603	$7,929

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with The PrivateBank and Trust Company. The credit facility, as amended through March 31, 2016, provided for:

▪	an $8,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

▪	a term loan in the original amount of $5,000.

In April 2016, the Company and its domestic subsidiaries entered into an Eighth Amendment to the Loan and Security Agreement with The PrivateBank and Trust Company. The amendment, among other things:

▪	increased the Company’s term loan to $6,000 from its then current balance of $4,000, as a result of which the Company borrowed an additional $2,000 under the term loan facility;

▪	increased the Company’s revolving credit facility borrowing capacity to $9,000 from its current capacity of $8,000;

▪	increased the inventory cap on the borrowing base from $3,500 to $4,000. Under the revolving credit facility as amended, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and inventory, less a reserve; and

▪	increased the maximum leverage ratio from 2.50 to 2.75 through December 31, 2016;

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

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on the Company’s leverage ratio of funded debt / EBITDA, at the option of the Company, at:

▪	the London InterBank Offered Rate (“LIBOR”) plus 2.50% to 4.00%, or

▪	the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus 0.00% to 1.25%; in each case, depending on the Company’s leverage ratio.

Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans. IntriCon is also required to pay a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

Weighted average interest on the revolving credit facility was 3.67% for the three months ended March 31, 2016 and 3.68% for the year ended December 31, 2015. The outstanding balance of the revolving credit facility was $6,600 and $4,674 at March 31, 2016 and December 31, 2015, respectively. The total availability on the revolving credit facility was approximately $1,400 and $3,326 at March 31, 2016 and December 31, 2015, respectively.

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

The Company was in compliance with the financial covenants under the facility as of March 31, 2016.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.35% and 3.37% for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively. The outstanding balance was $944 and $913 at March 31, 2016 and December 31, 2015, respectively. The total remaining availability on the international senior secured credit agreement was approximately $786 and $817 at March 31, 2016 and December 31, 2015, respectively.

6.    Income Taxes

Income tax expense for the three months ended March 31, 2016 was $34 compared to $155 for the same period in 2015. The expense for the three months ended March 31, 2016 and 2015, was primarily due to foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the three months ended March 31, 2016 and 2015.

	Three Months Ended
	March 31, 2016	March 31, 2015
United States	$(332)	$(310)
Singapore	204	541
Indonesia	18	20
United Kingdom	55	—
Germany	70	188
Income before income taxes	$15	$439

7.    Shareholders’ Equity and Stock-based Compensation

The Company has a 2006 Equity Incentive Plan and a 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan, which was approved by the shareholders on April 24, 2015, replaced the 2006 Equity Incentive Plan. New grants may not be made under the 2006 plan; however certain option grants under the 2006 plan remain exercisable as of March 31, 2016. The aggregate number of shares of common stock for which awards could be granted under the 2015 Equity Incentive Plan as of the date of adoption was 500 shares. Additionally, as outstanding options under the 2006 plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2015 Equity Incentive Plan.

Under both plans, executives, employees and outside directors receive awards of options to purchase common stock. In addition, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of March 31, 2016. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2015 Equity Incentive Plan. The director program gives each non-employee director the right under the 2015 Equity Incentive Plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. No shares were issued in lieu of cash for director fees under the director program for the three months ended March 31, 2016 and 2015, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2015 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the three months ended March 31, 2016 and 2015, respectively.

Stock option activity as of and during the three months ended March 31, 2016 was as follows:

	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2015	1,324	$6.36
Options forfeited or cancelled	—	—
Options granted	128	7.58
Options exercised	(1)	3.16

Outstanding at March 31, 2016	1,451	$6.47	$1,440

Exercisable at March 31, 2016	1,101	$6.35	$1,323

Available for future grant at December 31, 2015	490

Available for future grant at March 31, 2016	363

The number of shares available for future grants at March 31, 2016 does not include a total of up to 1,281 shares subject to options outstanding under the 2006 plan as of March 31, 2016, which will become available for grant under the 2015 Equity Incentive Plan in the event of the expiration, cancellation or surrender of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $7.58 for options granted during the three months ended March 31, 2016. The weighted average fair value of options granted was $4.37 for options granted during the three months ended March 31, 2015.

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

The weighted average remaining contractual life of options exercisable at March 31, 2016 was 4.29 years.

The Company recorded $181 of non-cash stock option expense for the three months ended March 31, 2016. The Company recorded $169 of non-cash stock option expense for the three months ended March 31, 2015. As of March 31, 2016, there was $1,139 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 2.17 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, through March 31, 2016, provides that a maximum of 200 shares may be sold under the Purchase Plan. There were 4 shares purchased under the plan for the three months ended March 31, 2016 and a total of 3 shares purchased for the three months ended March 31, 2015. On April 28, 2016, the shareholders approved an amendment to this plan to increase the authorized shares by an additional 100 shares.

8.   Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended
	March 31, 2016	March 31, 2015
Numerator:
Net income attributable to IntriCon shareholders	$15	$284

Denominator:
Basic – weighted shares outstanding	5,981	5,849
Weighted shares assumed upon exercise of stock options	247	378

Diluted – weighted shares outstanding	6,228	6,227

Net income (loss) per share attributable to IntriCon shareholders:
Basic	$0.00	$0.05
Diluted	$0.00	$0.05

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

9.   Legal Proceedings

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

The Company’s former French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding, including liabilities under guarantees aggregating approximately $445.

The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect our consolidated financial position, liquidity or results of operations.

10.   Related-Party Transactions

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $121 for the three months ended March 31, 2016 and approximately $122 for the three months ended March 31, 2015.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three months ended March 31, 2016, the Company paid that firm approximately $67 for legal services and costs. For the three months ended March 31, 2015, the Company paid that firm approximately $48 for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

11.  Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended
	March 31, 2016	March 31, 2015

Medical	$10,033	$8,957
Hearing Health	6,468	5,564
Professional Audio Communications	1,757	2,081

Total Revenue	$18,258	$16,602

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (together with its subsidiaries referred to as the “Company”, “IntriCon,” “we”, “us” or “our”) is an international company engaged in designing, developing, engineering and manufacturing body-worn devices. In addition to its operations in Minnesota, the Company has facilities in California, Singapore, Indonesia, the United Kingdom and Germany.

Information contained in this section of this Quarterly Report on Form 10-Q and expressed in U.S. dollars is presented in thousands (000s), except for per share data and as otherwise noted.

Market Overview

IntriCon serves the body-worn device market by designing, developing, engineering, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for the emerging value hearing health market, the medical bio-telemetry market and the professional audio communication market. Revenue from the medical bio-telemetry and value hearing health markets is reported on the respective medical and hearing health lines in the discussion of our results of operations in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 11 “Revenue by Market” to the Company’s consolidated condensed financial statements included herein.

Value Hearing Health Market

The Company believes the value hearing health (VHH) market offers significant growth opportunities. In the United States alone, there are approximately 37.5 million adults that report some degree of hearing loss. In adults the most common cause of hearing loss is aging and noise. In fact, by the age of 65 year old, one out of three people have hearing loss. The hearing impaired population is expected to grow significantly over the next decade due to an aging population and more frequent exposure to loud sounds that can cause noise-induced hearing loss. It is estimated that hearing aids can help more than 90 percent of people with hearing loss, however the current market penetration into the U.S. hearing impaired population is approximately 20 percent, a percentage that has remained essentially unchanged for the last four decades. In early January, the U.S. Food and Drug Administration (FDA) weighed in on low hearing aid penetration rates with an announcement that highlighted statistics from the National Institute on Deafness and Other Communication Disorders. They found that 37.5 million U.S. adults aged 18 and older report some form of hearing loss. However, only 30 percent of adults over 70, and 16 percent of those aged 20 to 69, who could benefit from wearing hearing aids, have ever used them. Based on these statistics, the FDA has reopened the public comment period on draft guidance related to the agency’s premarket requirements for hearing aids and PSAPs. The FDA’s intent is to consider ways in which regulation can support further penetration into the hearing market. In April 2016, the U.S. Food and Drug Administration (FDA) hosted a public workshop to gather stakeholder and public input on draft guidance related to the agency’s premarket requirements for hearing aids and PSAPs. The FDA’s intent is to consider ways in which regulation can support further device penetration into the hearing market.

In October 2015, the President’s Council of Advisors on Science & Technology (PCAST), the group that makes policy recommendations to the President, also addressed the low hearing health market penetration levels IntriCon has long pointed out. PCAST indicated that untreated hearing loss in the United States is a substantial national problem, and supported this assessment with references to the barriers to access. The group recommended revising FDA regulations and changing the current distribution channel, as well as creating new channels to increase the opportunities for consumer choice. A link to both the FDA announcement and the PCAST letter can be found on our website, www.Intricon.com.

We believe the U.S. market penetration is low primarily due to the high costs to purchase hearing aids, consolidation at the retail level and inconveniences in the distribution channel. These factors have created the opportunity for alternative care models, such as the value hearing aid (VHA) channel and personal sound amplifier (PSAP) channel. The VHA channel is outcome based focused and requires the best device and software technology, to provide the most efficient, lowest cost solution to the consumer. We believe IntriCon has positioned itself as a leader in these channels through significant, on-going investments in sales and marketing and research and development. The Company is aggressively pursuing prospective partnerships and customers who can benefit from our value proposition and the VHA and PSAP channels.

In the VHA channel, the Company entered into a manufacturing agreement with hi HealthInnovations, a UnitedHealth Group company, to become their supplier of hearing aids. At the beginning of 2012, hi HealthInnovations launched a suite of high-tech, lower-cost hearing devices for their Medicare and Part D participants and later in the year announced they were increasing this offering to the over 26 million people enrolled in their employer-sponsored and individual health benefit plans. In 2012, they expanded their offering to include a hearing aid discount program for health plans. This program is available nationwide to all health insurers, including employer-sponsored, individual and Medicare plans. The insurance model has been successfully demonstrated internationally, where several countries providing a full insurance program are serving 40 to 70 percent of the hearing impaired population. Further, research in the U.S. has shown a fully insured model will encourage an individual to seek treatment at an earlier stage of hearing loss, greatly increasing the market size and penetration. The Company also has various international VHA initiatives. On November 3, 2015, the Company acquired the assets of PC Werth to gain direct access to the NHS and to have greater control over its efforts to accelerate new market penetration into the United Kingdom. Our integration plan, which will include site relocation, reallocating resources and leveraging corporate infrastructure, is proceeding on schedule and we anticipate these efforts to be complete by the end of the 2016 third quarter. PC Werth, through its partnership with IntriCon, has been appointed as one of the main suppliers to the National Health Service (NHS) Supply Chain’s National Framework. The NHS is widely seen as the most efficient hearing aid delivery system in the world, supplying an estimated 1.4 million hearing aids annually. We believe IntriCon is well positioned to serve their needs, and we’re developing new technologies to further enhance delivery efficiencies and product standards in the future.

We also believe there are niches in the conventional hearing health channel that will embrace our VHA proposition in the United States and Europe. High costs of conventional devices and retail consolidation have constrained the growth potential of the independent audiologist and dispenser. We believe our software and product offering can provide independent audiologists and dispensers the ability to compete with larger retailers, such as Costco, and manufacturer owned retail distributors. In Europe, we recently secured a two-year supply agreement with AudioNova International, one of Europe’s leading hearing aid providers, operating more than 1,300 retail stores in 11 countries. Through our new supply agreement, AudioNova will offer hearing devices manufactured by IntriCon. AudioNova’s smartsound brand is based on IntriCon’s Audion™ amplifier, and offers technically advanced features at value hearing health price points. AudioNova has begun rollout of the smartsound brand in the Netherlands and intends to expand the program to other targeted European countries in the future. In the third quarter of 2015, we announced a joint venture with The Academy of Doctors of Audiology (ADA) to provide hearing instruments and educational resources to audiologists and their patients. The joint venture operates as a limited liability company under the name “earVenture LLC”. earVenture was officially launched in November 2015 at the ADA conference. We expect that this joint venture will capitalize on our established reputation as a leading provider of high quality, low-cost hearing aids and the ADA’s respected position as the only national membership association focused on ownership of the audiology profession through autonomous practice and clinical excellence. To date, more than 400 of the 1,200 ADA members have registered to join the earVenture program and we have delivered initial units. In 2016, earVenture began rolling-out a comprehensive marketing and sales plan to convert those registered members to consistent customers, as well as solicit non-registered ADA members to join the program.

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

IntriCon currently has a strong presence in both the diabetes and cardiac diagnostic monitoring bio-telemetry markets. For diabetes, IntriCon has partnered with Medtronic to manufacture their wireless continuous glucose monitors, sensors, and related accessories that measure glucose levels and deliver real-time blood glucose trend information. Our Medtronic business posted record revenue in 2015, led by the MiniLink REAL-Time Transmitter and related accessories sales, which are incorporated in Medtronic’s MiniMed 530G insulin pump and continuous glucose monitoring, or CGM, system. We also manufacture various accessories associated with Medtronic’s CGM system, including the recently announced MiniMed Connect, which links the MiniMed pump and CGM to certain smart devices providing users with a discrete and real-time view of their blood sugar information. In addition to the MiniMed 530G system, the products we manufacture also support Medtronic’s international insulin pump system offerings, such as the recently unveiled MiniMed 640G system. Further, we believe there are opportunities to expand our diabetes product offering with Medtronic, as well as move into new markets outside of the diabetes market.

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

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, or that include forward-looking terminology such as “may”, “will”, “believe”, “anticipate”, “expect”, “should”, “optimistic” “continue”, “estimate”, “intend”, “plan”, “would”, “could”, “guidance”, “potential”, “opportunity”, “project”, “forecast”, “confident”, “projections”, “schedule”, “designed”, “future”, “discussion”, “if” or the negative thereof or other variations thereof, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Company’s Condensed Consolidated Financial Statements” such as net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future level of funding of employee benefit plans, the adequacy of insurance coverage and the impact of new accounting pronouncements and litigation. Forward-looking statements also include, without limitation, statements as to the Company’s expected future results of operations and growth, strategic alliances and their benefits, government regulation, potential increases in demand for the Company’s products, the Company’s ability to meet working capital requirements, the Company’s business strategy, the expected increases in operating efficiencies, anticipated trends in the Company’s markets, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions.

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

For a description of these and other risks, see Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and other risks described elsewhere in this Quarterly Report on Form 10-Q, or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company’s revenue recognition, accounts receivable reserves, inventory valuation, goodwill, long-lived assets, deferred taxes policies and employee benefit obligations. These and other significant accounting policies are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Results of Operations

Sales, net

Our net sales are comprised of three main markets: medical, hearing health, and professional audio communications. Below is a summary of our sales by main markets for the three months ended March 31, 2016 and 2015:

			Change
Three Months Ended March 31	2016	2015	Dollars	Percent
Medical	$10,033	$8,957	$1,076	12.0%
Hearing Health	6,468	5,564	904	16.2%
Professional Audio Communications	1,757	2,081	(324)	-15.6%
Consolidated Net Sales	$18,258	$16,602	$1,656	10.0%

For the three months ended March 31, 2016, we experienced an increase of 12.0% in net sales in the medical market compared to the same period in 2015. Medtronic revenues were up year-over-year and we continue to anticipate Medtronic revenue growth throughout 2016 driven by market share growth for legacy products and the introduction of new products. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in both the diabetes market, with its Medtronic partnership, and cardiac diagnostic monitoring bio-telemetry market. The Company believes there are growth opportunities in these markets as well other emerging biotelemetry and home care markets, such as sleep apnea, that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the three months ended March 31, 2016 increased 16.2% compared to the same period in 2015. The increase for the three months ended March 31, 2016 was primarily due to increases in the value hearing health market. The Company remains very optimistic about the progress that has been made and the long term prospects of the value hearing health market. Market dynamics, such as low penetration rates, an aging population, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such the insurance channel and PSAP channel. IntriCon believes it is very well positioned to serve these value hearing health market channels. The Company will be aggressively pursuing larger customers who can benefit from our value proposition. Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices.

Net sales to the professional audio device sector decreased 15.6% for the three months ended March 31, 2016 compared to the same period in 2015. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three months ended March 31, 2016 and 2015, was as follows:

	2016		2015		Change
		Percent		Percent
Three Months Ended March 31	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Gross Profit	$5,114	28.0%	$4,328	26.1%	$786	18.2%

The 2016 gross profit increase over the comparable prior year period was primarily due to higher overall sales volumes.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three months ended March 31, 2016 and 2015 were as follows:

	2016		2015		Change
		Percent		Percent
Three Months Ended March 31	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Sales and Marketing	$1,196	6.6%	$987	5.9%	$209	21.2%
General and Administrative	2,291	12.5%	1,709	10.3%	582	34.1%
Research and Development	1,416	7.8%	1,226	7.4%	190	15.5%

Sales and marketing increased over the prior year due to increased costs at IntriCon UK. General and administrative expenses were greater than the prior year period primarily due to increased support costs along with costs at IntriCon UK. Research and development increased over the prior year three month period primarily due to increased outside service and support costs.

Interest expense

Net interest expense for the three months ended March 31, 2016 was $126 compared to $103 for the comparable three month period in 2015. The increase in interest expense was primarily due to higher average debt balances compared to the prior year period.

Other income (expense)

Other income (expense) for the three months ended March 31, 2016 was $(70) compared to other income of $136 for the same period in 2015. The change in other income (expense) primarily related to a royalty earned in the 2015 first quarter which did not reoccur in 2016.

Income tax expense

Income tax expense for the three months ended March 31, 2016 was $34 compared to $155 for the same period in 2015. The expense decrease for the three months ended March 31, 2016 was primarily due to lower taxable income generated by foreign operations.

Liquidity and Capital Resources

As of March 31, 2016, we had $553 of cash on hand. Sources of our cash for the three months ended March 31, 2016 have been from our financing activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash provided by (used in):
Operating activities	$(933)	$1,171
Investing activities	(642)	(711)
Financing activities	1,659	617
Effect of exchange rate changes on cash	100	(196)
Increase in cash	$184	$881

The most significant items that contributed to the $(933) of cash used in operating activities were increases in accounts receivable and other assets and a decrease in accrued expenses partially offset by an increase in accounts payable and add backs for non-cash depreciation and stock compensation.

Net cash used in investing activities of $(642) consisted of purchases of property, plant and equipment.

Net cash provided by financing activities of $1,659 was comprised primarily of proceeds from long-term borrowings partially offset by repayments of borrowings under our credit facilities.

The effect of exchange rate changes on cash fluctuated largely due to the dollar strengthening in comparison to the euro.

The Company had the following bank arrangements:

	March 31, 2016	December 31, 2015

Total borrowing capacity under existing facilities	$13,730	$13,980

Facility Borrowings:
Domestic revolving credit facility	6,600	4,674
Domestic term loan	4,000	4,250
Foreign overdraft and letter of credit facility	944	913
Total borrowings and commitments	11,544	9,837
Remaining availability under existing facilities	$2,186	$4,143

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with The PrivateBank and Trust Company. The credit facility, as amended through March 31, 2016, provided for:

▪	an $8,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

▪	a term loan in the original amount of $5,000.

In April 2016, the Company and its domestic subsidiaries entered into an Eighth Amendment to the Loan and Security Agreement with The PrivateBank and Trust Company. The amendment, among other things:

▪	increased the Company’s term loan to $6,000 from its then current balance of $4,000, as a result of which the Company borrowed an additional $2,000 under the term loan facility;

▪	increased the Company’s revolving credit facility borrowing capacity to $9,000 from its then current capacity of $8,000;

▪	increased the inventory cap on the borrowing base from $3,500 to $4,000. Under the revolving credit facility as amended, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and inventory, less a reserve; and

▪	increased the maximum leverage ratio from 2.50 to 2.75 through December 31, 2016;

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

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on the Company’s leverage ratio of funded debt / EBITDA, at the option of the Company, at:

▪	the London InterBank Offered Rate (“LIBOR”) plus 2.50% to 4.00%, or

▪	the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus 0.00% to 1.25%; in each case, depending on the Company’s leverage ratio.

Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans. IntriCon is also required to pay a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

Weighted average interest on the revolving credit facility was 3.67% for the three months ended March 31, 2016 and 3.68% for the year ended December 31, 2015. The outstanding balance of the revolving credit facility was $6,600 and $4,674 at March 31, 2016 and December 31, 2015, respectively. The total availability on the revolving credit facility was approximately $1,400 and $3,326 at March 31, 2016 and December 31, 2015, respectively.

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

The Company was in compliance with the financial covenants under the facility as of March 31, 2016.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.35% and 3.37% for the three months ended March 31, 2016 and the year ended December 31, 2015, respectively. The outstanding balance was $944 and $913 at March 31, 2016 and December 31, 2015, respectively. The total remaining availability on the international senior secured credit agreement was approximately $786 and $817 at March 31, 2016 and December 31, 2015, respectively.

Capital Adequacy

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2016 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The information contained in note 9 to the Consolidated Condensed Financial Statements in Part I of this quarterly report is incorporated by reference herein.

ITEM 1A. Risk Factors

In addition to the foregoing and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015, which could materially affect the Company’s business, financial condition or future results. The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits

10.1*	Eighth Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation and The PrivateBank and Trust Company, dated as of April 15, 2016.

10.2*	Third Amended and Restated Term Note from the Company, IntriCon, Inc. and IntriCon Tibbetts Corporation to The PrivateBank and Trust Company dated April 15, 2016.

10.3*	Amended and Restated Revolving Note from the Company, IntriCon, Inc. and IntriCon Tibbetts Corporation to The PrivateBank and Trust Company dated April 15, 2016.

10.4+	Employee Stock Purchase Plan, as amended (incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 11, 2016).

10.5*+	Amendment No. 2 to Equity Plans.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 31, 2016, (Unaudited) and December 31, 2015; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three Months Ended March 31, 2016, and 2015; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2016, and 2015; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2016, and 2015; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)

*	Filed herewith.

+	Denotes management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION
(Registrant)

Date: May 12, 2016	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: May 12, 2016	By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

10.1*	Eighth Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation and The PrivateBank and Trust Company, dated as of April 15, 2016.

10.2*	Third Amended and Restated Term Note from the Company, IntriCon, Inc. and IntriCon Tibbetts Corporation to The PrivateBank and Trust Company dated April 15, 2016.

10.3*	Amended and Restated Revolving Note from the Company, IntriCon, Inc. and IntriCon Tibbetts Corporation to The PrivateBank and Trust Company dated April 15, 2016.

10.4+	Employee Stock Purchase Plan, as amended (incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 11, 2016).

10.5*+	Amendment No. 2 to Equity Plans.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 31, 2016, (Unaudited) and December 31, 2015; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three Months Ended March 31, 2016, and 2015; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2016, and 2015; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2016, and 2015; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)

*	Filed herewith.

+	Denotes management contract, compensatory plan or arrangement.

