Form 10-Q
period 2016-06-30
INTRICON CORP
filed 2016-08-15
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

☐ Yes ☒  No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on July 31, 2016 was 6,795,991.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

	June 30,	December 31,
	2016	2015
	(Unaudited)
Current assets:
Cash	$450	$369
Restricted cash	633	610
Accounts receivable, less allowance for doubtful accounts of $133 at June 30, 2016 and $135 at December 31, 2015	8,473	8,578
Inventories	14,598	14,472
Other current assets	883	860
Total current assets	25,037	24,889

Machinery and equipment	39,852	38,653
Less: Accumulated depreciation	32,829	31,911
Net machinery and equipment	7,023	6,742

Goodwill	9,551	9,551
Investment in partnerships	133	224
Other assets, net	1,050	480
Total assets	$42,794	$41,886

Current liabilities:
Current maturities of long-term debt	1,992	1,908
Accounts payable	7,363	7,785
Accrued salaries, wages and commissions	2,291	2,559
Deferred gain	—	55
Other accrued liabilities	784	1,279
Total current liabilities	12,430	13,586

Long-term debt, less current maturities	7,589	7,929
Other postretirement benefit obligations	519	542
Accrued pension liabilities	803	812
Other long-term liabilities	160	120
Total liabilities	21,501	22,989
Commitments and contingencies (note 10)
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 6,796 and 5,981 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	6,796	5,981
Additional paid-in capital	21,004	17,721
Accumulated deficit	(5,521)	(4,046)
Accumulated other comprehensive loss	(877)	(721)
Total shareholders’ equity	21,402	18,935
Non-controlling interest	(109)	(38)
Total equity	21,293	18,897
Total liabilities and equity	$42,794	$41,886

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales, net	$16,976	$17,120	$35,234	$33,722
Cost of sales	13,106	12,535	26,250	24,809
Gross profit	3,870	4,585	8,984	8,913

Operating expenses:
Sales and marketing	1,200	898	2,396	1,885
General and administrative	2,108	1,733	4,399	3,442
Research and development	1,558	1,294	2,974	2,520
Restructuring charges (note 3)	132	—	132	—
Total operating expenses	4,998	3,925	9,901	7,847
Operating income (loss)	(1,128)	660	(917)	1,066

Interest expense	(126)	(89)	(252)	(192)
Other income (expense)	(221)	12	(291)	148
Income (loss) before income taxes	(1,475)	583	(1,460)	1,022

Income tax expense	52	77	86	232
Net income (loss)	(1,527)	506	(1,546)	790
Less: Loss allocated to non-controlling interest	(37)	—	(71)	—
Net income (loss) attributable to IntriCon shareholders	$(1,490)	$506	$(1,475)	$790

Net income (loss) per share attributable to IntriCon shareholders:
Basic	$(0.23)	$0.09	$(0.24)	$0.14
Diluted	(0.23)	0.08	(0.24)	0.13

Average shares outstanding:
Basic	6,370	5,856	6,078	5,848
Diluted	6,370	6,242	6,078	6,229

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Comprehensive Income
(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$(1,527)	$506	$(1,546)	$790
Interest rate swap, net of taxes of $0	(4)	(31)	(41)	(33)
Pension and postretirement obligations, net of taxes of $0	5	—	10	—
Foreign currency translation adjustment, net of taxes of $0	(155)	36	(125)	(72)
Comprehensive income (loss)	$(1,681)	$511	$(1,702)	$685

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)

	Six Months Ended
	June 30,	June 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(1,546)	$790
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,025	841
Stock-based compensation	347	314
Change in deferred gain	(55)	(55)
Change in allowance for doubtful accounts	(1)	(5)
Equity in loss of partnerships	109	99
Changes in operating assets and liabilities:
Accounts receivable	123	(51)
Inventories	(88)	(1,311)
Other assets	(587)	113
Accounts payable	(459)	1,249
Accrued expenses	(704)	(768)
Other liabilities	(102)	24
Net cash provided by (used in) operating activities	(1,938)	1,240

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,263)	(1,670)
Other	(18)	(45)
Net cash used in investing activities	(1,281)	(1,715)

Cash flows from financing activities:
Proceeds from long-term borrowings	12,006	8,456
Repayments of long-term borrowings	(12,275)	(8,031)
Proceeds from equity offering, net of offering costs	3,697	—
Proceeds from employee stock purchases and exercise of stock options	53	71
Change in restricted cash	(28)	50
Net cash provided by financing activities	3,453	546

Effect of exchange rate changes on cash	(153)	(126)

Net increase (decrease) in cash	81	(55)
Cash, beginning of period	369	328

Cash, end of period	$450	$273

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.    General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of June 30, 2016 and December 31, 2015, the consolidated results of its operations for the three and six months ended June 30, 2016 and 2015 and for the cash flows for the six month ended June 30, 2016 and 2015. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period.

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

In March 2016, the FASB issued its final standard on simplifying the accounting for share-based payment awards. This standard, issued as ASU 2016-09, simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification on the statement of cash flows, and accounting for forfeitures. This update is effective for financial statement periods beginning after December 15, 2016, with early adoption permitted. The Company has not yet determined the impact of this pronouncement on its financial statements and related disclosures

3.    Restructuring Charges

During the three and six months ended June 30, 2016, the Company incurred restructuring charges of $132, related to IntriCon UK facility moving costs. The Company does not expect to incur any additional cash charges related to this restructuring.

4.    Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	June 30,	December 31,
	2016	2015
United States	$4,856	$5,125
Other – primarily Singapore and Indonesia	2,167	1,617
Consolidated	$7,023	$6,742

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

The geographical distribution of net sales to geographical areas for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
United States	$12,569	$11,948	$24,493	$24,400
Europe	2,520	1,568	5,817	3,408
Asia	1,670	3,217	4,538	5,229
All other countries	217	387	386	685
Consolidated	$16,976	$17,120	$35,234	$33,722

Geographic net sales are allocated based on the location of the customer.

For the three and six months ended June 30, 2016, one customer accounted for 39% of the Company’s consolidated net sales. For the three and six months ended June 30, 2015, one customer accounted for 42% and 40% of the Company’s consolidated net sales.

At June 30, 2016, two customers combined accounted for 26% of the Company’s consolidated accounts receivable. At December 31, 2015, two customers accounted for 27% of the Company’s consolidated accounts receivable.

5.     Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
June 30, 2016
Domestic	$6,049	$1,948	$3,351	$11,348
Foreign	1,992	614	644	3,250

Total	$8,041	$2,562	$3,995	$14,598

December 31, 2015
Domestic	$6,514	$1,706	$2,801	$11,021
Foreign	2,472	636	343	3,451

Total	$8,986	$2,342	$3,144	$14,472

6.    Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	June 30,	December 31,
	2016	2015

Domestic Asset-Based Revolving Credit Facility	$2,632	$4,674
Foreign Overdraft and Letter of Credit Facility	1,257	913
Domestic Term-Loan	5,750	4,250
Unamortized Finance Costs	(58)	—
Total Debt	9,581	9,837
Less: Current maturities	(1,992)	(1,908)
Total Long-Term Debt	$7,589	$7,929

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with The PrivateBank and Trust Company. The credit facility, as amended through June 30, 2016, provided for:

▪	an $9,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

▪	a term loan in the original amount of $5,000.

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

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on the Company’s leverage ratio of funded debt / EBITDA, at the option of the Company, at:

▪	the London InterBank Offered Rate (“LIBOR”) plus 2.50% to 4.00%, or

▪	the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus 0.00% to 1.25% ; in each case, depending on the Company’s leverage ratio.

Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans. IntriCon is also required to pay a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

Weighted average interest on the revolving credit facility was 4.82% for the six months ended June 30, 2016 and 3.68% for the year ended December 31, 2015. The outstanding balance of the revolving credit facility was $2,632 and $4,674 at June 30, 2016 and December 31, 2015, respectively. The total availability on the revolving credit facility was approximately $5,807 and $3,326 at June 30, 2016 and December 31, 2015, respectively.

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

On August 15, 2016, the Company and its domestic subsidiary, IntriCon, Inc., entered into a Ninth Amendment to the Loan and Security Agreement and Waiver (the “Amendment”) with The PrivateBank and Trust Company. The amendment, among other things:

•	amended the definition of EBITDA to permit the add back of certain transaction expenses and expense reductions;

•	amended the funded debt to EBITDA and fixed charge coverage covenants; and

•	waived a default in the funded debt to EBITDA covenant as of June 30, 2016.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to such Amendment, a copy of which is filed as Exhibit 10.4 hereto and is incorporated herein by reference.

After giving effect to the Amendment, the Company was in compliance with the financial covenants under the facility as of June 30, 2016.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.37% for each of the six months ended June 30, 2016 and the year ended December 31, 2015. The outstanding balance was $1,257 and $913 at June 30, 2016 and December 31, 2015, respectively. The total remaining availability on the international senior secured credit agreement was approximately $474 and $817 at June 30, 2016 and December 31, 2015, respectively.

7.    Income Taxes

Income tax expense for the three and six months ended June 30, 2016 was $52 and $86 compared to $77 and $232 for the same periods in 2015. The expense was primarily due to foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the three and six months ended June 30, 2016 and 2015.

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
United States	$(1,647)	$30	$(1,979)	$(280)
Singapore	363	403	567	944
Indonesia	18	19	36	39
United Kingdom	(354)	—	(299)	—
Germany	145	131	215	319
Income (loss) before income taxes	$(1,475)	$583	$(1,460)	$1,022

8.    Shareholders’ Equity and Stock-based Compensation

The Company has a 2006 Equity Incentive Plan and a 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan, which was approved by the shareholders on April 24, 2015, replaced the 2006 Equity Incentive Plan. New grants may not be made under the 2006 plan; however certain option grants under the 2006 plan remain exercisable as of June 30, 2016. The aggregate number of shares of common stock for which awards could be granted under the 2015 Equity Incentive Plan as of the date of adoption was 500 shares. Additionally, as outstanding options under the 2006 plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2015 Equity Incentive Plan.

Under both plans, executives, employees and outside directors receive awards of options to purchase common stock. In addition, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of June 30, 2016. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2015 Equity Incentive Plan. The director program gives each non-employee director the right under the 2015 Equity Incentive Plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. No shares were issued in lieu of cash for director fees under the director program for the six months ended June 30, 2016 and 2015, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2015 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the six months ended June 30, 2016 and 2015, respectively.

Stock option activity as of and during the six months ended June 30, 2016 was as follows:

		Weighted-average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value

Outstanding at December 31, 2015	1,324	$6.36
Options forfeited or cancelled	—	—
Options expired	(25)	6.75
Options granted	180	7.08
Options exercised	(1)	3.16

Outstanding at June 30, 2016	1,478	$6.44	$709

Exercisable at June 30, 2016	1,117	$6.34	$667

Available for future grant at December 31, 2015	490

Available for future grant at June 30, 2016	336

The number of shares available for future grants at June 30, 2016 does not include a total of up to 1,256 shares subject to options outstanding under the 2006 Equity Incentive Plan which will become available for grant under the 2015 Equity Incentive Plan in the event of the expiration of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $5.85 and $7.08 for options granted during the three and six months ended June 30, 2016. The weighted average fair value of options granted was $7.96 and $7.14 for options granted during the three and six months ended June 30, 2015.

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

The weighted average remaining contractual life of options exercisable at June 30, 2016 was 4.27 years.

The Company recorded $166 and $347 of non-cash stock option expense for the three and six months ended June 30, 2016. The Company recorded $145 and $314 of non-cash stock option expense for the three and six months ended June 30, 2015. As of June 30, 2016, there was $1,160 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 2.08 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, through June 30, 2016, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 5 and 9 shares purchased under the plan for the three and six months ended June 30, 2016 and a total of 4 and 7 shares purchased for the three and six months ended June 30, 2015. On April 28, 2016, the shareholders approved an amendment to this plan to increase the authorized shares by an additional 100 shares, bringing the authorized shares to 300.

On May 18, 2016, the Company completed a public offering and sale of 805 shares of common stock at a price to the public of $5.25 per share less an underwriting discount of $0.3675 per share. The net proceeds from this offering, after deducting underwriting discounts and offering expenses, totaled approximately $3,697 and were used for working capital and general corporate purposes.

9.    Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Numerator:
Net income attributable to IntriCon shareholders	$(1,490)	$506	$(1,475)	$790

Denominator:
Basic – weighted shares outstanding	6,370	5,856	6,078	5,848
Weighted shares assumed upon exercise of stock options	—	386	—	381

Diluted – weighted shares outstanding	6,370	6,242	6,078	6,229

Net income (loss) per share attributable to IntriCon shareholders:
Basic	$(0.23)	$0.09	$(0.24)	$0.14
Diluted	(0.23)	0.08	(0.24)	0.13

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

Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2016 were outstanding in the money options to purchase approximately 164 and 201 common shares, respectively, because the effect would have been anti-dilutive due to the Company’s net loss in the period.

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

The Company’s former French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding, including liabilities under guarantees aggregating approximately $432.

The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect our consolidated financial position, liquidity or results of operations.

11.   Related-Party Transactions

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of one present and two former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $121 and $242 for the three and six months ended June 30, 2016 and approximately $122 and $244 for the three and six months ended June 30, 2015.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three and six months ended June 30, 2016, the Company paid that firm approximately $66 and $133 for legal services and costs.  For the three and six months ended June 30, 2015, the Company paid that firm approximately $71 and $119 for legal services and costs.  The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

12.  Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Medical	$9,527	$9,939	$19,560	$18,896
Hearing Health	5,327	4,956	11,795	10,520
Professional Audio Communications	2,122	2,225	3,879	4,306

Total Revenue	$16,976	$17,120	$35,234	$33,722

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (together with its subsidiaries referred to as the “Company”, “IntriCon,” “we”, “us” or “our”) is an international company engaged in designing, developing, engineering and manufacturing body-worn devices. In addition to its operations in Minnesota, the Company has facilities in California, Singapore, Indonesia, Germany and the United Kingdom.

Information contained in this section of this Quarterly Report on Form 10-Q and expressed in U.S. dollars is presented in thousands (000s), except for per share data and as otherwise noted.

Market Overview

IntriCon serves the body-worn device market by designing, developing, engineering, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for the emerging value hearing health market, the medical bio-telemetry market and the professional audio communication market. Revenue from the medical bio-telemetry and value hearing health markets is reported on the respective medical and hearing health lines in the discussion of our results of operations in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 12 “Revenue by Market” to the Company’s consolidated condensed financial statements included herein.

Value Hearing Health Market

The Company believes the value hearing health (VHH) market offers significant growth opportunities. In the United States alone, there are approximately 37.5 million adults that report some degree of hearing loss. In adults the most common cause of hearing loss is aging and noise. In fact, by the age of 65 year old, one out of three people have hearing loss. The hearing impaired population is expected to grow significantly over the next decade due to an aging population and more frequent exposure to loud sounds that can cause noise-induced hearing loss. It is estimated that hearing aids can help more than 90 percent of people with hearing loss, however the current market penetration into the U.S. hearing impaired population is approximately 20 percent, a percentage that has remained essentially unchanged for the last four decades. In early January, the U.S. Food and Drug Administration (FDA) weighed in on low hearing aid penetration rates with an announcement that highlighted statistics from the National Institute on Deafness and Other Communication Disorders. They found that 37.5 million U.S. adults aged 18 and older report some form of hearing loss. However, only 30 percent of adults over 70, and 16 percent of those aged 20 to 69, who could benefit from wearing hearing aids, have ever used them. In addition to the FDA, over the past 12 months several institutions including the President’s Council of Advisors on Science and Technology (PCAST) and most recently, the National Academies of Sciences, Engineering and Medicines (NASEM), have recognized that untreated hearing loss in the United States is a substantial national problem. High device costs and inadequate innovation in distribution channels are creating significant barriers to access for most Americans. Each institution, individually, has released statements indicating their support for improving hearing health access and affordability for consumers, thereby improving market penetration.

We are also currently developing our third generation PhysioLink™ technology, leveraging industry leading wireless IC technology to enable concurrent audio streaming and data transmission over Bluetooth® low energy. This technology will be incorporated into product platforms serving traditional and value hearing health markets, providing end users with an unprecedented experience through breakthrough audio and wireless performance.

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

In the VHA channel, the Company entered into a manufacturing agreement with hi HealthInnovations, a UnitedHealth Group company, to become their supplier of hearing aids. At the beginning of 2012, hi HealthInnovations launched a suite of high-tech, lower-cost hearing devices for their Medicare and Part D participants and later in the year announced they were increasing this offering to the over 26 million people enrolled in their employer-sponsored and individual health benefit plans. In 2012, they expanded their offering to include a hearing aid discount program for health plans. This program is available nationwide to all health insurers, including employer-sponsored, individual and Medicare plans. The insurance model has been successfully demonstrated internationally, where several countries providing a full insurance program are serving 40 to 70 percent of the hearing impaired population. Further, research in the U.S. has shown a fully insured model will encourage an individual to seek treatment at an earlier stage of hearing loss, greatly increasing the market size and penetration. The Company also has various international VHA initiatives. On November 3, 2015, the Company acquired the assets of PC Werth to gain direct access to the NHS and to have greater control over its efforts to accelerate new market penetration into the United Kingdom. Our integration plan, which will include site relocation, reallocating resources and leveraging corporate infrastructure, is proceeding on schedule and we anticipate these efforts to be complete by the end of the 2016 third quarter. PC Werth, through its partnership with IntriCon, has been appointed as one of the main suppliers to the National Health Service (NHS) Supply Chain’s National Framework. The NHS is widely seen as the most efficient hearing aid delivery system in the world, supplying an estimated 1.2 million hearing aids annually. We believe IntriCon is well positioned to serve their needs, and we are developing new technologies to further enhance delivery efficiencies and product standards in the future.

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

IntriCon currently has a strong presence in both the diabetes and cardiac diagnostic monitoring bio-telemetry markets. For diabetes, IntriCon has partnered with Medtronic to manufacture their wireless continuous glucose monitors, sensors, and related accessories that measure glucose levels and deliver real-time blood glucose trend information. Our Medtronic business posted record revenue in 2015, led by the MiniLink REAL-Time Transmitter and related accessories sales, which are incorporated in Medtronic’s MiniMed 530G insulin pump and continuous glucose monitoring, or CGM, system. We also manufacture various accessories associated with Medtronic’s CGM system, including the recently announced MiniMed Connect, which links the MiniMed pump and CGM to certain smart devices providing users with a discrete and real-time view of their blood sugar information. In addition to the MiniMed 530G system, the products we manufacture also support Medtronic’s international insulin pump system offerings, such as the MiniMed 640G system. Further, we believe there are opportunities to expand our diabetes product offering with Medtronic, as well as move into new markets outside of the diabetes market.

In the cardiac diagnostic monitoring market, we provide solutions for ambulatory cardiac monitoring. Our Sirona platform, which incorporates the PhysioLink technology, is essentially two products in one design: it can be used as an event recorder, a holter monitor or both. This platform is very small, rechargeable, and water spray proof. IntriCon is receiving feedback from its customers about the treatment flexibility and economic benefits of remote patient monitoring. The Company has contracts in place with lead customers for the Sirona platform and anticipates expanding that customer base during 2016.

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

ULP Wireless

Wireless connectivity is fast becoming a required technology, and wireless capabilities are especially critical in new body-worn devices. IntriCon’s BodyNet™ ULP technology, including the nanoLink™ and PhysioLink™ wireless systems, offers solutions for transmitting the body’s activities to caregivers, and wireless audio links for professional communications and surveillance products. Potential BodyNet applications include electrocardiogram (ECG) diagnostics and monitoring, diabetes monitoring and audio streaming for hearing devices.

The Company is in the final stages of commercializing its PhysioLink™ 2 wireless technology, which will be incorporated into product platforms serving the traditional and value hearing health markets. This technology is an integrated platform that incorporates IntriCon’s Audion™ 8 amplifier and Bluetooth® low energy, enabling wireless connectivity from any Bluetooth® enabled device over distances up to 10 meters.

We are also currently developing our third generation PhysioLink™ technology, leveraging industry leading wireless integrated circuit technology to enable concurrent audio streaming and data transmission over Bluetooth® low energy. This technology will be incorporated into product platforms serving traditional and value hearing health markets, providing end users with an unprecedented experience through breakthrough audio and wireless performance.

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

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, or that include forward-looking terminology such as “may”, “will”, “believe”, “anticipate”, “expect”, “should”, “optimistic” “continue”, “estimate”, “intend”, “plan”, “would”, “could”, “guidance”, “potential”, “opportunity”, “project”, “forecast”, “confident”, “projections”, “schedule”, “designed”, “future”, “discussion”, “if” or the negative thereof or other variations thereof, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Company’s Condensed Consolidated Financial Statements” such as net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future level of funding of employee benefit plans, the adequacy of insurance coverage and the impact of new accounting pronouncements and litigation. Forward-looking statements also include, without limitation, statements as to the Company’s expected future results of operations and growth, strategic alliances and their benefits, government regulation, potential increases in demand for the Company’s products, the Company’s ability to meet working capital requirements, the Company’s business strategy, the expected increases in operating efficiencies, anticipated trends in the Company’s markets, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage and statements as to trends or the Company’s or management’s beliefs, expectations and opinions.

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

▪	our ability to successfully implement our business and growth strategy;

▪	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection with the insolvency;

▪	the volume and timing of orders received by the Company, particularly from Medtronic and hi HealthInnovations;

▪	changes in estimated future cash flows;

▪	our ability to collect our accounts receivable;

▪	foreign currency movements in markets that we serve;

▪	changes in the global economy and financial markets;

▪	weakening demand for our products due to general economic conditions;

▪	changes in the mix of products sold;

▪	our ability to meet demand;

▪	changes in customer requirements;

▪	timing and extent of research and development expenses;

▪	FDA approval, timely release and acceptance of our products and those of our customers;

▪	competitive pricing pressures;

▪	pending and potential future litigation;

▪	cost and availability of electronic components and commodities for our products;

▪	our ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;

▪	our ability to comply with covenants in our debt agreements or to obtain waivers if we do not comply;

▪	our ability to repay debt when it comes due;

▪	our ability to obtain extensions of our current credit facility or a new credit facility;

▪	the loss of one or more of our major customers;

▪	our ability to identify, complete and integrate acquisitions;

▪	effects of legislation;

▪	effects of foreign operations;

▪	our ability to develop new products;

▪	our ability to recruit and retain engineering and technical personnel;

▪	the costs and risks associated with research and development investments;

▪	the recent recessions in Europe and the debt crisis in certain countries in the European Union;

▪	our ability and the ability of our customers to protect intellectual property;

▪	cybersecurity threats;

▪	loss of members of our senior management team; and

▪	other risk factors set forth in our most recent Annual Report on Form 10-K or any prior Quarterly Report on Form 10-Q, which are incorporated by reference into this Report.

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

Results of Operations

Sales, net

Our net sales are comprised of three main markets: medical, hearing health, and professional audio communications. Below is a summary of our sales by main markets for the three and six months ended June 30, 2016 and 2015:

			Change
Three Months Ended June 30	2016	2015	Dollars	Percent
Medical	$9,527	$9,939	$(412)	-4.1%
Hearing Health	5,327	4,956	371	7.5%
Professional Audio Communications	2,122	2,225	(103)	-4.6%
Consolidated Net Sales	$16,976	$17,120	$(144)	-0.8%

Six Months Ended June 30
Medical	$19,560	$18,896	$664	3.5%
Hearing Health	11,795	10,520	1,275	12.1%
Professional Audio Communications	3,879	4,306	(427)	-9.9%
Consolidated Net Sales	$35,234	$33,722	$1,512	4.5%

For the three and six months ended June 30, 2016, we experienced decreases of 4.1% and increases of 3.5% in net sales in the medical market compared to the same periods in 2015. Medtronic revenues were down for the three months ended June 30, 2016 and were flat year over year while the rest of the medical segment experienced year over year gains. Sales to Medtronic were lower as they manage the transition of their pending FDA product approval and launch for the MiniMed 630G system. Long-term, IntriCon believes it is well positioned for growth with Medtronic. In addition to the MiniMed 630G system, IntriCon components are also designed into the MiniMed 670G system which was recently submitted to the FDA for Premarket Approval. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in both the diabetes market, with its Medtronic partnership, and cardiac diagnostic monitoring bio-telemetry market. The Company believes there are growth opportunities in these markets as well other emerging biotelemetry and home care markets that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the three and six months ended June 30, 2016 increases 7.5% and 12.1% compared to the same periods in 2015. The increase for the three and six months ended June 30, 2016 was primarily due to increases in the value hearing health market. The Company is very optimistic about the progress that has been made and the long term prospects of the value hearing health market. Market dynamics, such as low penetration rates, an aging population, regulatory scrutiny, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such the insurance channel and PSAP channel. IntriCon believes it is very well positioned to serve these value hearing health market channels. The Company will be aggressively pursuing larger customers who can benefit from our value proposition. Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices.

Net sales to the professional audio device sector decreased 4.6% and 9.9% for the three and six months ended June 30, 2016 compared to the same periods in 2015. The company is working on several opportunities that management believes will provide modest revenue growth in 2017. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three and six months ended June 30, 2016 and 2015, was as follows:

	2016		2015		Change
		Percent		Percent
Three Months Ended June 30	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Gross Profit	$3,870	22.8%	$4,585	26.8%	$(715)	-15.6%
Six Months Ended June 30
Gross Profit	$8,984	25.5%	$8,913	26.4%	$71	0.8%

The 2016 gross profit decrease as a percentage of sales over the comparable prior year periods was primarily due to product mix and slightly increased overhead.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three and six months ended June 30, 2016 and 2015 were as follows:

	2016		2015		Change
		Percent		Percent
Three Months Ended June 30	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Sales and Marketing	$1,200	7.1%	$898	5.2%	$302	33.6%
General and Administrative	2,108	12.4%	1,733	10.1%	375	21.6%
Research and Development	1,558	9.2%	1,294	7.6%	264	20.4%

Six Months Ended June 30
Sales and Marketing	$2,396	6.8%	$1,885	5.6%	$511	27.1%
General and Administrative	4,399	12.5%	3,442	10.2%	957	27.8%
Research and Development	2,974	8.4%	2,520	7.5%	454	18.0%

Sales and marketing and general and administrative expenses were greater than the prior year periods primarily due to increased support costs for our value hearing health initiatives. Research and development increased over the prior year periods primarily due to increased headcount and third party support costs for our value hearing health initiatives.

Restructuring charges

During the three and six months ended June 30, 2016, the Company incurred restructuring charges of $132, related to IntriCon UK’s facility moving costs. The Company does not expect to incur any additional cash charges related to this restructuring.

Interest expense

Net interest expense for the three and six months ended June 30, 2016 was $126 and $252 compared to $89 and $192 for the comparable three and six month periods in 2015. The increase in interest expense was primarily due to higher average debt balances and interest rates as compared to the prior year.

Other income (expense)

Other income (expense) for the three and six months ended June 30, 2016 was $(221) and $(291) compared to other income (expense) of $12 and $148 for the same periods in 2015. The change in other income (expense) primarily related to a royalty earned in 2015 that did not reoccur in 2016 and $106 in costs related to pursuing targeted acquisitions that occurred in the three months ended June 30, 2016.

Income tax expense

Income tax expense for the three and six months ended June 30, 2016 was $52 and $86 compared to $77 and $232 for the same periods in 2015. The expense for the three and six months ended June 30, 2016 was primarily due to taxable income generated by foreign operations.

Liquidity and Capital Resources

As of June 30, 2016, we had $450 of cash on hand. Sources of our cash for the six months ended June 30, 2016 were from our financing activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash provided by (used in):
Operating activities	$(1,938)	$1,240
Investing activities	(1,281)	(1,715)
Financing activities	3,453	546
Effect of exchange rate changes on cash	(153)	(126)
Net increase (decrease) in cash	$81	$(55)

Net cash used in operations of $1,938 was primarily driven by net loss of $1,546, increases in other assets, and decreases in accrued liabilities and accounts payable partially offset by add backs for non-cash depreciation and stock compensation.

Net cash used in investing activities of $1,281 consisted primarily of $1,263 of purchases of property, plant and equipment.

Net cash provided in financing activities of $3,453 was primarily driven by net proceeds from our equity offering.

The Company had the following bank arrangements:

	June 30, 2016	December 31, 2015

Total borrowing capacity under existing facilities	$15,920	$13,980

Facility borrowings:
Domestic revolving credit facility	2,632	4,674
Domestic term loan	5,750	4,250
Foreign overdraft and letter of credit facility	1,257	913
Total borrowings and commitments	9,639	9,837
Remaining availability under existing facilities	$6,281	$4,143

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with The PrivateBank and Trust Company. The credit facility, as amended through June 30, 2016, provided for:

▪	an $9,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

▪	a term loan in the original amount of $5,000.

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

Weighted average interest on the revolving credit facility was 4.82% for the six months ended June 30, 2016 and 3.68% for the year ended December 31, 2015. The outstanding balance of the revolving credit facility was $2,632 and $4,674 at June 30, 2016 and December 31, 2015, respectively. The total availability on the revolving credit facility was approximately $5,807 and $3,326 at June 30, 2016 and December 31, 2015, respectively.

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

On August 15, 2016, the Company and its domestic subsidiary, IntriCon, Inc., entered into a Ninth Amendment to the Loan and Security Agreement and Waiver (the “Amendment”) with The PrivateBank and Trust Company. The amendment, among other things:

•	amended the definition of EBITDA to permit the add back of certain transaction expenses and expense reductions;

•	amended the funded debt to EBITDA and fixed charge coverage covenants; and

•	waived a default in the funded debt to EBITDA covenant as of June 30, 2016.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to such Amendment, a copy of which is filed as Exhibit 10.4 hereto and is incorporated herein by reference.

After giving effect to the Amendment, the Company was in compliance with the financial covenants under the facility as of June 30, 2016.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.37% for the six months ended June 30, 2016 and the year ended December 31, 2015, respectively. The outstanding balance was $1,257 and $913 at June 30, 2016 and December 31, 2015, respectively. The total remaining availability on the international senior secured credit agreement was approximately $474 and $817 at June 30, 2016 and December 31, 2015, respectively.

Capital Adequacy

We believe that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities, the ability of the Company to meet its financial covenants and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs and for repayment of maturing debt for at least the next 12 months. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. Furthermore, if we fail to meet our financial and other covenants under our loan agreements, absent waiver, we will be in default of the loan agreements and our lenders could take action that would adversely affect our business. There can be no assurance that our lenders will provide a waiver of any default in our loan covenants. While management believes that we will be able to meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2016 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

On August 15, 2016, the Company and its domestic subsidiary, IntriCon, Inc., entered into a Ninth Amendment to the Loan and Security Agreement and Waiver (the “Amendment”) with The PrivateBank and Trust Company. The amendment, among other things:

•	amended the definition of EBITDA to permit the add back of certain transaction expenses and expense reductions;

•	amended the funded debt to EBITDA and fixed charge coverage covenants; and

•	waived a default in the funded debt to EBITDA covenant as of June 30, 2016.

The foregoing description of the Amendment does not purport to be complete and is qualified in its entirety by reference to such Amendment, a copy of which is filed as Exhibit 10.4 hereto and is incorporated herein by reference.

ITEM 6. Exhibits

(a)	Exhibits

1.1	Underwriting Agreement, dated May 13, 2016, between the Company and Dougherty & Company LLC. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2016.)

10.1	Eighth Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation and The PrivateBank and Trust Company, dated as of April 15, 2016. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.2	Third Amended and Restated Term Note from the Company, IntriCon, Inc. and IntriCon Tibbetts Corporation to The PrivateBank and Trust Company dated April 15, 2016. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.3	Amended and Restated Revolving Note from the Company, IntriCon, Inc. and IntriCon Tibbetts Corporation to The PrivateBank and Trust Company dated April 15, 2016. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.4*	Ninth Amendment to Loan and Security Agreement and Waiver among the Company, IntriCon, Inc. and The PrivateBank and Trust Company, dated as of August 15, 2016.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 30, 2016, (Unaudited) and December 31, 2015; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2016, and 2015; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2016, and 2015; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2016, and 2015; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION (Registrant)

Date: August 15, 2016	By:	/s/ Mark S. Gorder
Mark S. Gorder President and Chief Executive Officer (principal executive officer)

Date: August 15, 2016	By:	/s/ Scott Longval
Scott Longval Chief Financial Officer and Treasurer (principal financial officer)

EXHIBIT INDEX

1.1	Underwriting Agreement, dated May 13, 2016, between the Company and Dougherty & Company LLC. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the SEC on May 18, 2016.)

10.1	Eighth Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation and The PrivateBank and Trust Company, dated as of April 15, 2016. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.2	Third Amended and Restated Term Note from the Company, IntriCon, Inc. and IntriCon Tibbetts Corporation to The PrivateBank and Trust Company dated April 15, 2016. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.3	Amended and Restated Revolving Note from the Company, IntriCon, Inc. and IntriCon Tibbetts Corporation to The PrivateBank and Trust Company dated April 15, 2016. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.4*	Ninth Amendment to Loan and Security Agreement and Waiver among the Company, IntriCon, Inc. and The PrivateBank and Trust Company, dated as of August 15, 2016.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 30, 2016, (Unaudited) and December 31, 2015; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2016, and 2015; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2016, and 2015; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2016, and 2015; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*	Filed herewith.