Form 10-Q
period 2016-09-30
INTRICON CORP
filed 2016-11-14
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

☐  Yes ☒  No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on October 31, 2016 was 6,801,640.

INTRICON CORPORATION

I N D E X

2

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

	September 30,	December 31,
	2016	2015
	(Unaudited)
Current assets:
Cash	$604	$369
Restricted cash	633	610
Accounts receivable, less allowance for doubtful accounts of $67 at September 30, 2016 and $135 at December 31, 2015	6,324	8,578
Inventories	13,329	14,472
Other current assets	638	860
Total current assets	21,528	24,889

Machinery and equipment	39,959	38,653
Less: Accumulated depreciation	33,103	31,911
Net machinery and equipment	6,856	6,742

Goodwill	9,551	9,551
Investment in partnerships	212	224
Other assets, net	1,161	480
Total assets	$39,308	$41,886

Current liabilities:
Current maturities of long-term debt	$2,002	$1,908
Accounts payable	5,966	7,785
Accrued salaries, wages and commissions	2,207	2,559
Deferred gain	—	55
Other accrued liabilities	725	1,279
Total current liabilities	10,900	13,586

Long-term debt, less current maturities	6,862	7,929
Other postretirement benefit obligations	508	542
Accrued pension liabilities	790	812
Other long-term liabilities	127	120
Total liabilities	19,187	22,989

Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 6,801 and 5,981 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	6,801	5,981
Additional paid-in capital	21,168	17,721
Accumulated deficit	(6,825)	(4,046)
Accumulated other comprehensive loss	(879)	(721)
Total shareholders’ equity	20,265	18,935
Non-controlling interest	(144)	(38)
Total equity	20,121	18,897
Total liabilities and equity	$39,308	$41,886

(See accompanying notes to the consolidated condensed financial statements)

3

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales, net	$16,012	$17,341	$51,246	$51,063
Cost of sales	12,347	12,706	38,597	37,515
Gross profit	3,665	4,635	12,649	13,548

Operating expenses:
Sales and marketing	1,082	854	3,478	2,739
General and administrative	2,250	1,708	6,649	5,150
Research and development	1,323	1,344	4,297	3,864
Restructuring charges (note 3)	—	—	132	—
Total operating expenses	4,655	3,906	14,556	11,753
Operating income (loss)	(990)	729	(1,907)	1,795

Interest expense	(135)	(95)	(387)	(287)
Other income (expense)	(181)	(131)	(472)	17
Income (loss) before income taxes	(1,306)	503	(2,766)	1,525

Income tax expense (benefit)	33	(125)	119	107
Net income (loss)	(1,339)	628	(2,885)	1,418
Less: Loss allocated to non-controlling interest	(35)	—	(106)	—
Net income (loss) attributable to IntriCon shareholders	$(1,304)	$628	$(2,779)	$1,418

Net income (loss) per share attributable to IntriCon shareholders:
Basic	$(0.19)	$0.11	$(0.44)	$0.24
Diluted	(0.19)	0.10	(0.44)	0.23

Average shares outstanding:
Basic	6,796	5,943	6,287	5,873
Diluted	6,796	6,271	6,287	6,214

(See accompanying notes to the consolidated condensed financial statements)

4

INTRICON CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Net income (loss)	$(1,339)	$628	$(2,885)	$1,418
Interest rate swap, net of taxes of $0	26	(31)	(15)	(64)
Pension and postretirement obligations, net of taxes of $0	5	—	15	—
Foreign currency translation adjustment, net of taxes of $0	(33)	21	(158)	(51)
Comprehensive income (loss)	$(1,341)	$618	$(3,043)	$1,303

(See accompanying notes to the consolidated condensed financial statements)

5

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)

	Nine Months Ended
	September 30,	September 30,
	2016	2015
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(2,885)	$1,418
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,543	1,281
Stock-based compensation	506	445
Change in deferred gain	(55)	(83)
Change in allowance for doubtful accounts	(68)	(6)
Equity in loss of partnerships	175	154
Changes in operating assets and liabilities:
Accounts receivable	2,346	248
Inventories	1,189	(3,150)
Other assets	(527)	(80)
Accounts payable	(1,856)	1,729
Accrued expenses	(954)	467
Other liabilities	12	(199)
Net cash (used in) provided by operating activities	(574)	2,224

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,557)	(2,868)
Other	(164)	(45)
Net cash used in investing activities	(1,721)	(2,913)

Cash flows from financing activities:
Proceeds from long-term borrowings	14,923	12,903
Repayments of long-term borrowings	(15,921)	(12,422)
Proceeds from equity offering, net of offering costs	3,678	—
Proceeds from employee stock purchases and exercise of stock options	83	315
Change in restricted cash	(31)	71
Net cash provided by financing activities	2,732	867

Effect of exchange rate changes on cash	(202)	(109)

Net increase in cash	235	69
Cash, beginning of period	369	328

Cash, end of period	$604	$397

 (See accompanying notes to the consolidated condensed financial statements)

6

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of September 30, 2016 and December 31, 2015, the consolidated results of its operations for the three and nine months ended September 30, 2016 and 2015 and for the cash flows for the nine month ended September 30, 2016 and 2015. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period.

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

During the three and nine months ended September 30, 2016, the Company incurred restructuring charges of $0 and $132, related to IntriCon UK facility moving costs. The Company does not expect to incur any additional cash charges related to this restructuring.

4.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	September 30, 2016	December 31, 2015
United States	$4,766	$5,125
Other – primarily Asia	2,090	1,617
Consolidated	$6,856	$6,742

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

The geographical distribution of net sales to geographical areas for the three and nine months ended September 30, 2016 and 2015 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
United States	$11,645	$13,165	$36,138	$37,565
Europe	2,706	1,495	8,523	4,903
Asia	1,380	2,498	5,918	7,727
All other countries	281	183	667	868
Consolidated	$16,012	$17,341	$51,246	$51,063

Geographic net sales are allocated based on the location of the customer. For the three and nine months ended September 30, 2016, one customer accounted for 38% and 39% of the Company’s consolidated net sales. For the three and nine months ended September 30, 2015, one customer accounted for 46% and 42% of the Company’s consolidated net sales.

At September 30, 2016, two customers combined accounted for 33% of the Company’s consolidated accounts receivable. At December 31, 2015, two customers combined accounted for 27% of the Company’s consolidated accounts receivable. No countries had revenue that exceeded 10% of total except the United States.

5.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
September 30, 2016
United States	$5,847	$1,627	$2,992	$10,466
Foreign	1,677	520	666	2,863
Total	$7,524	$2,147	$3,658	$13,329

December 31, 2015
United States	$6,514	$1,706	$2,801	$11,021
Foreign	2,472	636	343	3,451
Total	$8,986	$2,342	$3,144	$14,472

6.	Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	September 30, 2016	December 31, 2015

Domestic Asset-Based Revolving Credit Facility	$2,213	$4,674
Foreign Overdraft and Letter of Credit Facility	1,248	913
Domestic Term-Loan	5,500	4,250
Unamortized Finance Costs	(97)	—
Total Debt	8,864	9,837
Less: Current maturities	(2,002)	(1,908)
Total Long-Term Debt	$6,862	$7,929

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with The PrivateBank and Trust Company. The credit facility, as amended through September 30, 2016, provides for:

▪	an $9,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

▪	a term loan in the original amount of $6,000.

In August 2016, the Company and its domestic subsidiaries entered into an Ninth Amendment to the Loan and Security Agreement and Waiver with The PrivateBank and Trust Company. The amendment, among other things:

▪	amended the definition of EBITDA to permit the add back of certain transactions expenses and expense reductions;

▪	amended the funded debt to EBITDA and fixed charge coverage covenants; and

▪	waived a default in the funded debt to EBITDA covenant as of June 30, 2016.

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

Weighted average interest on the revolving credit facility was 4.79% for the nine months ended September 30, 2016 and 3.68% for the year ended December 31, 2015. The outstanding balance of the revolving credit facility was $2,213 and $4,674 at September 30, 2016 and December 31, 2015, respectively. The total availability on the revolving credit facility was approximately $5,429 and $3,326 at September 30, 2016 and December 31, 2015, respectively.

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

The Company was in compliance with the financial covenants under the facility as of September 30, 2016.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.48% for the nine months ended September 30, 2016 and 3.37% for the year ended December 31, 2015. The outstanding balance was $1,248 and $913 at September 30, 2016 and December 31, 2015, respectively. The total remaining availability on the international senior secured credit agreement was approximately $525 and $817 at September 30, 2016 and December 31, 2015, respectively.

7.	Income Taxes

Income tax expense (benefit) for the three and nine months ended September 30, 2016 was $33 and $119 compared to ($125) and $107 for the same periods in 2015. The expense (benefit) was primarily due to foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the three and nine months ended September 30, 2016 and 2015.

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
United States	$(1,444)	$82	$(3,423)	$(198)
Singapore	212	267	779	1,211
Indonesia	18	18	54	57
United Kingdom	(191)	—	(490)	—
Germany	99	136	314	455
Income (loss) before income taxes and non-controlling interest	$(1,306)	$503	$(2,766)	$1,525

8.	Shareholders’ Equity and Stock-based Compensation

The Company has a 2006 Equity Incentive Plan and a 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan, which was approved by the shareholders on April 24, 2015, replaced the 2006 Equity Incentive Plan. New grants may not be made under the 2006 plan; however certain option grants under the 2006 plan remain exercisable as of September 30, 2016. The aggregate number of shares of common stock for which awards could be granted under the 2015 Equity Incentive Plan as of the date of adoption was 500 shares. Additionally, as outstanding options under the 2006 plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2015 Equity Incentive Plan.

Under the 2015 Equity Incentive Plan, executives, employees and outside directors receive awards of options to purchase common stock. In addition, the Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of September 30, 2016. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2015 Equity Incentive Plan. The director program gives each non-employee director the right under the 2015 Equity Incentive Plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. No shares were issued in lieu of cash for director fees under the director program for the nine months ended September 30, 2016 and 2015, respectively.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2015 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There were no shares purchased under the management purchase program during the nine months ended September 30, 2016 and 2015, respectively.

Stock option activity as of and during the nine months ended September 30, 2016 was as follows:

	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2015	1,324	$6.36
Options forfeited or cancelled	—	—
Options expired	(60)	5.81
Options granted	180	7.08
Options exercised	(1)	3.16

Outstanding at September 30, 2016	1,443	$6.47	$988

Exercisable at September 30, 2016	1,083	$6.38	$933

Available for future grant at December 31, 2015	490

Available for future grant at September 30, 2016	371

The number of shares available for future grants at September 30, 2016 does not include a total of up to 1,221 shares subject to options outstanding at September 30, 2016 under the 2006 plan which will become available for grant under the 2015 Equity Incentive Plan in the event of the expiration of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $4.15 for options granted during the nine months ended September 30, 2016. The weighted average fair value of options granted was $7.14 for options granted during the nine months ended September 30, 2015.

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

The weighted average remaining contractual life of options exercisable at September 30, 2016 was 4.16 years.

The Company recorded $159 and $506 of non-cash stock option expense for the three and nine months ended September 30, 2016. The Company recorded $131 and $445 of non-cash stock option expense for the three and nine months ended September 30, 2015. As of September 30, 2016, there was $1,002 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 1.0 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended in September 30 of 2016, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 5 and 14 shares purchased under the plan for the three and nine months ended September 30, 2016 and a total of 3 and 10 shares purchased for the three and nine months ended September 30, 2015.

On May 18, 2016, the Company completed a public offering and sale of 805 shares of common stock at a price to the public of $5.25 per share less an underwriting discount of $0.3675 per share. The net proceeds from this offering, after deducting underwriting discounts and offering expenses, totaled approximately $3,678 and were used for working capital and general corporate purposes.

9.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Numerator:
Net income attributable to IntriCon shareholders	$(1,304)	$628	$(2,779)	$1,418

Denominator:
Basic – weighted shares outstanding	6,796	5,943	6,287	5,873
Weighted shares assumed upon exercise of stock options	—	328	—	341

Diluted – weighted shares outstanding	6,796	6,271	6,287	6,214

Net income (loss) per share attributable to IntriCon shareholders:
Basic	$(0.19)	$0.11	$(0.44)	$0.24
Diluted	(0.19)	0.10	(0.44)	0.23

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

Excluded from the computation of diluted earnings per share for the three and nine months ended September 30, 2016 were outstanding in the money options to purchase approximately 73 and 161 common shares, respectively, because the effect would have been anti-dilutive due to the Company’s net loss in the period.

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

The Company’s former French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding, including liabilities under guarantees aggregating approximately $438.

The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect our consolidated financial position, liquidity or results of operations.

11.	Related-Party Transactions

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $121 and $364 for the three and nine months ended September 30, 2016 and approximately $121 and $365 for the three and nine months ended September 30, 2015.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three and nine months ended September 30, 2016, the Company paid that firm approximately $50 and $183 for legal services and costs. For the three and nine months ended September 30, 2015, the Company paid that firm approximately $26 and $145 for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

12.	Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Medical	$9,256	$11,122	$28,816	$30,018
Hearing Health	4,927	4,594	16,722	15,114
Professional Audio Communications	1,829	1,625	5,708	5,931

Total Revenue	$16,012	$17,341	$51,246	$51,063

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

The Company is in the final stages of commercializing its PhysioLink™ 2 wireless technology, which will be incorporated into product platforms serving the traditional and value hearing health markets. This technology is an integrated platform that incorporates IntriCon’s Audion™ 8 amplifier and Bluetooth® low energy, enabling wireless connectivity from any Bluetooth® enabled device over distances up to five meters.

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

IntriCon currently has a strong presence in both the diabetes and cardiac diagnostic monitoring bio-telemetry markets. For diabetes, IntriCon has partnered with Medtronic to manufacture their wireless continuous glucose monitors, sensors, and related accessories that measure glucose levels and deliver real-time blood glucose trend information. Our Medtronic business posted record revenue in 2015, led by the MiniLink REAL-Time Transmitter and related accessories sales, which are incorporated in Medtronic’s MiniMed 530G insulin pump and continuous glucose monitoring, or CGM, system. The FDA recently approved the MiniMed 630G system which will replace the 530G system. We also manufacture various accessories associated with Medtronic’s CGM system, including the recently announced MiniMed Connect, which links the MiniMed pump and CGM to certain smart devices providing users with a discrete and real-time view of their blood sugar information. In addition to the MiniMed 630G system, IntriCon is also designed into the MiniMed 670G system which was also recently approved by the FDA, and scheduled to be launched in the spring of 2017. The MiniMed 670G is the world’s first hybrid closed loop insulin delivery system and we are enthused to be designed into and supporting such a revolutionary diabetes management system. Looking ahead, we believe there are opportunities to expand our diabetes product offering with Medtronic, as well as move into new markets outside of the diabetes market.

In the cardiac diagnostic monitoring market, we provide solutions for ambulatory cardiac monitoring. Our first two product platforms, Sirona and Centauri, received FDA 510(k) approval in late 2011. The Sirona platform, which incorporates the PhysioLink technology, is essentially two products in one design: it can be used as an event recorder, a holter monitor or both. This platform is very small, rechargeable, and water spray proof. IntriCon is receiving feedback from its customers about the treatment flexibility and economic benefits of remote patient monitoring. The Company has contracts in place with lead customers for the Sirona platform and anticipates expanding that customer base during the end of 2016.

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

Lastly, IntriCon is targeting other emerging biotelemetry and home care markets, that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight. To do so, IntriCon is leveraging its resources in sales and marketing and research and development to expand its reach to other large medical device and health care companies.

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

ULP Wireless

Wireless connectivity is fast becoming a required technology, and wireless capabilities are especially critical in new body-worn devices. IntriCon’s BodyNet™ ULP technology, including the nanoLink™ and PhysioLink™ wireless systems, offers solutions for transmitting the body’s activities to caregivers, and wireless audio links for professional communications and surveillance products include electrocardiogram (ECG) diagnostics and monitoring, diabetes monitoring, sleep apnea studies and audio streaming for hearing devices.

IntriCon is in the final stages of commercializing its PhysioLink2 and Physiolink3 wireless technology, which will be incorporated into product platforms serving the medical, hearing health and professional audio communication markets. This system is based on 2.4GHz proprietary digital radio protocol in the industrial-scientific-medical (ISM) frequency band and enables audio and data streaming and command and control to ear-worn and body-worn applications over distances of up to five meters. The Physiolink2 technology can be used to increase productivity in the emerging VHA channels through in office wireless programming and remote cloud based fitting and consumer directed self-fitting of hearing aids. This provides both greater access and lower costs for patients. In addition, remote control functions will improve the patient experience while using the device especially for those with diminished dexterity. The Physiolink3 technology builds on the Physiolink2 capabilities by adding wireless streaming at much lower power levels than any technology currently on the market. This will allow for accessories to enhance the user experience in noisy environments by allowing audio streaming direct to the hearing aid.

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

Results of Operations

Sales, net

Our net sales are comprised of three main markets: medical, hearing health, and professional audio communications. Below is a summary of our sales by main markets for the three and nine months ended September 30, 2016 and 2015:

			Change
Three Months Ended September 30	2016	2015	Dollars	Percent
Medical	$9,256	$11,122	$(1,866)	-16.8%
Hearing Health	4,927	4,594	333	7.2%
Professional Audio Communications	1,829	1,625	204	12.6%
Consolidated Net Sales	$16,012	$17,341	$(1,329)	-7.7%

Nine Months Ended September 30
Medical	$28,816	$30,018	$(1,202)	-4.0%
Hearing Health	16,722	15,114	1,608	10.6%
Professional Audio Communications	5,708	5,931	(223)	-3.8%
Consolidated Net Sales	$51,246	$51,063	$183	0.4%

For the three and nine months ended September 30, 2016, we experienced decreases of 16.8% and 4.0% in net sales in the medical market compared to the same periods in 2015. Medtronic sales volumes are down year-over-year.

Sales to Medtronic were down as they manage transition of their pending FDA product approval and launch for the MiniMed 630G system. We continue to anticipate Medtronic revenue growth during the fourth quarter of 2016 driven by market share growth for legacy products and the introduction of new products. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in both the diabetes market, with its Medtronic partnership, and cardiac diagnostic monitoring bio-telemetry market. The Company believes there are growth opportunities in these markets as well other emerging biotelemetry and home care markets that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the three and nine months ended September 30, 2016 increased 7.2% and 10.6% compared to the same periods in 2015. The increases for the three months and nine months ended September 30, 2015 were primarily due to increases in the value hearing health sector partially offset by decreases in the conventional hearing health channel. The Company remains very optimistic about the progress that has been made and the long term prospects of the value hearing health market. Market dynamics, such as low penetration rates, an aging population, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such as the insurance channel, PSAP channel, earVenture, and the National Health Service. IntriCon believes it is very well positioned to serve these value hearing health market channels. The Company will be aggressively pursuing larger customers who can benefit from our value proposition. Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices.

Net sales to the professional audio device sector increased 12.6% and decreased 3.8% for the three and nine months ended September 30, 2016 compared to the same periods in 2015. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three and nine months ended September 30, 2016 and 2015, was as follows:

	2016		2015		Change
Three Months Ended September 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Gross Profit	$3,665	22.9%	$4,635	26.7%	$(970)	-20.9%
Nine Months Ended September 30
Gross Profit	$12,649	24.7%	$13,548	26.5%	$(899)	-6.6%

The gross profit for the three and nine months ended September 30, 2016 decreased over the comparable prior year periods primarily due to unfavorable product mix.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three and nine months ended September 30, 2016 and 2015 were as follows:

	2016		2015		Change
Three Months Ended September 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Sales and Marketing	$1,082	6.8%	$854	4.9%	$228	26.7%
General and Administrative	2,250	14.1%	1,708	9.8%	542	31.7%
Research and Development	1,323	8.3%	1,344	7.8%	(21)	-1.6%

Nine Months Ended September 30
Sales and Marketing	$3,478	6.8%	$2,739	5.4%	$739	27.0%
General and Administrative	6,649	13.0%	5,150	10.1%	1,499	29.1%
Research and Development	4,297	8.4%	3,864	7.6%	433	11.2%

Sales and marketing and general and administrative expenses were greater than the prior year periods primarily due to increased support costs for our value hearing health initiatives and the addition of IntriCon UK. Research and development for the nine months ended increased over the prior year period primarily due to increased use of outside service providers and support costs for our value hearing health initiatives.

Restructuring charges

During the three and nine months ended September 30, 2016, the Company incurred restructuring charges of $0 and $132, related to IntriCon UK’s facility moving costs. The Company does not expect to incur any additional cash charges related to this restructuring.

Interest expense

Net interest expense for the three and nine months ended September 30, 2016 was $135 and $387 compared to $95 and $287 for the comparable three and nine month periods in 2015. The increase in interest expense was primarily due to higher average debt balance compared to the prior year.

Other income (expense)

Other income (expense) for the three and nine months ended September 30, 2016 was ($181) and ($472) compared to other income (expense) of ($131) and $17 for the same periods in 2015. The change in other income (expense) for the three months ended September 30, 2016 was largely due to the $99k in costs related to pursuing target acquisitions that did not occur in the same period in 2015. The change in other income (expense) for the nine months ended September 20, 2016 was largely due to a royalty earned in 2015 that did not occur in 2016 and $205 in costs related to pursuing targeted acquisitions that did not occur in 2015.

Income tax expense (benefit)

Income tax expense (benefit) for the three and nine months ended September 30, 2016 was $33 and $119 compared to ($125) and $107 for the same periods in 2015. The expense for the three and nine months ended September 30, 2016 was primarily due to taxable income generated by foreign operations.

Liquidity and Capital Resources

As of September 30, 2016, we had $604 of cash on hand. Sources of our cash for the nine months ended September 30, 2016 were from our financing activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash provided by (used in):
Operating activities	$(574)	$2,224
Investing activities	(1,721)	(2,913)
Financing activities	2,732	867
Effect of exchange rate changes on cash	(202)	(109)
Increase in cash	$235	$69

Net cash used in by operations of $574 was primarily driven by net loss of $2,885, increases in other assets, a decrease in accrued liability and accounts payable partially offset by decreases in accounts receivable, inventory and add backs for non-cash depreciation and stock compensation.

Net cash used in investing activities of $1,721 consisted primarily of $1,557 of purchases of property, plant and equipment.

Net cash provided by financing activities of $2,732 was primarily driven by net proceeds from our equity offering that occurred in the second quarter of 2016.

The Company had the following bank arrangements:

	September 30, 2016	December 31, 2015

Total borrowing capacity under existing facilities	$14,915	$13,980

Facility borrowings:
Domestic revolving credit facility	2,213	4,674
Foreign overdraft and letter of credit facility	1,248	913
Domestic term loan	5,500	4,250
Total borrowings and commitments	8,961	9,837
Remaining availability under existing facilities	$5,954	$4,143

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with The PrivateBank and Trust Company. The credit facility, as amended through September 30, 2016, provides for:

▪	an $9,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

▪	a term loan in the original amount of $6,000.

In August 2016, the Company and its domestic subsidiaries entered into a Ninth Amendment to the Loan and Security Agreement and Waiver with The PrivateBank and Trust Company. The amendment, among other things:

▪	amended the definition of EBITDA to permit the add back of certain transactions expenses and expense reductions;

▪	amended the funded debt to EBITDA and fixed charge coverage covenants; and

▪	waived a default in the funded debt to EBITDA covenant as of June 30, 2016.

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

Weighted average interest on the revolving credit facility was 4.79% for the nine months ended September 30, 2016 and 3.68% for the year ended December 31, 2015. The outstanding balance of the revolving credit facility was $2,213 and $4,674 at September 30, 2016 and December 31, 2015, respectively. The total availability on the revolving credit facility was approximately $5,429 and $3,326 at September 30, 2016 and December 31, 2015, respectively.

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

The Company was in compliance with the financial covenants under the facility as of September 30, 2016.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.48% for the nine months ended September 30, 2016 and 3.37% for the year ended December 31, 2015. The outstanding balance was $1,248 and $913 at September 30, 2016 and December 31, 2015, respectively. The total remaining availability on the international senior secured credit agreement was approximately $525 and $817 at September 30, 2016 and December 31, 2015, respectively.

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

ITEM 3.   Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.   Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2016 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None

ITEM 6.   Exhibits

(a)	Exhibits

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 30, 2016, (Unaudited) and December 31, 2015; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2016, and 2015; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2016, and 2015; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2016, and 2015; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION (Registrant)

Date: November 14, 2016	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2016
	By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 30, 2016, (Unaudited) and December 31, 2015; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2016, and 2015; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2016, and 2015; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2016, and 2015; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*	Filed herewith.