Form 10-K
period 2016-12-31
INTRICON CORP
filed 2017-03-15
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant on June 30, 2016 was $31,701,738. Common shares held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common shares on February 22, 2017 was 6,824,132.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2017 annual meeting of shareholders are incorporated by reference into Part III of this report; provided, however, that the Audit Committee Report and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1.	Business

Company Overview

IntriCon Corporation (together with its subsidiaries referred herein as the “Company”, or “IntriCon”, “we”, “us” or “our”) is an international company engaged in designing, developing, engineering, manufacturing and distributing body-worn devices. The Company serves the body-worn device market by designing, developing, engineering, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for the emerging value based hearing healthcare market, the medical bio-telemetry market and the professional audio communication market. The Company, headquartered in Arden Hills, Minnesota, has facilities in Minnesota, Illinois, Singapore, Indonesia, the United Kingdom and Germany, and operates through subsidiaries. The Company is a Pennsylvania corporation formed in 1930, and has gone through several transformations since its formation. The Company’s core business of body-worn devices was established in 1993 through the acquisition of Resistance Technologies Inc., now known as IntriCon, Inc. The majority of IntriCon’s current management came to the Company with the Resistance Technologies Inc. acquisition, including IntriCon’s President and CEO, who was a co-founder of Resistance Technologies Inc.

In December 2016, the Company’s board of directors approved plans to discontinue its cardiac diagnostic monitoring business. The Company sold the cardiac diagnostic monitoring business on February 17, 2017 to Datrix, LLC. For all periods presented, the Company classified this business as discontinued operations, and, accordingly, has reclassified historical financial data presented herein.

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

Business Highlights

Major Events in 2016

In December 2016, the Company’s board of directors approved plans to discontinue its cardiac diagnostic monitoring business. The Company sold the cardiac diagnostic monitoring business on February 17, 2017 to Datrix, LLC. For all periods presented, the Company classified this business as discontinued operations, and, accordingly, has reclassified historical financial data presented herein.

In October of 2016, the Company purchased 20 percent of Hearing Help Express, Inc., a direct-to-consumer mail order hearing aid provider, and began implementing cost cutting measures and business improvements. On January 19, 2017, the Company announced that it had exercised its option to acquire the remaining 80 percent stake in Hearing Help Express. The transaction is expected to close in the first half of 2017.

In August 2016, the Company and its domestic subsidiaries entered into a Ninth Amendment to the Loan and Security Agreement and Waiver with The PrivateBank and Trust Company, which among other things amended the definition of EBITDA and amended certain financial covenants (see Note 10 to the Company’s consolidated financial statements included herein).

On May 18, 2016, the Company completed a public offering and sale of 805 shares of common stock. The net proceeds from this offering, after deducting underwriting discounts and offering expenses, totaled approximately $3,678 and were used for working capital and general corporate purposes.

On April 15, 2016, the Company and its domestic subsidiaries entered into an Eighth Amendment to the Loan and Security Agreement and Waiver with The PrivateBank and Trust Company, which among other things provided an additional $2,000 under our term note and increased borrowing capacity under our revolving credit facility by an additional $1,000.

Major Events in 2015

The Company reported its strongest financial results in over a decade, surpassing 2014 results, including its strongest revenue and margin since the rebranding of the Company in 2005.

On November 3, 2015, the Company acquired the assets of PC Werth, a leading supplier of hearing healthcare products and equipment to the United Kingdom’s National Health Service (NHS), through its IntriCon UK subsidiary. The NHS is the largest purchaser of hearing aids in the world, supplying an estimated 1.2 million hearing aids annually.

On November 2, 2015, the Company launched JD Edwards EnterpriseOne platform, a $2,400 investment in an integrated applications suite of comprehensive enterprise resource planning (ERP) software, to further support its global manufacturing and distribution footprint.

On September 14, 2015, the Company and The Academy of Doctors of Audiology (ADA), announced a joint venture to provide hearing instruments and educational resources that offer unprecedented value for audiologists and their patients.

On March 31, 2015, the Company and its domestic subsidiaries entered into a Seventh Amendment to the Loan and Security Agreement and Waiver with The PrivateBank and Trust Company, which among other things extended the maturity date of the term loan and revolving credit facility to February 28, 2019.

Major Events in 2014

On December 4, 2014, the Company announced an exclusive distribution agreement with PC Werth in the United Kingdom. PC Werth (now IntriCon UK) has been appointed as one of the main suppliers to the NHS Supply Chain’s National Framework.

On January 27, 2014, the Company sold its remaining security and certain microphone and receiver operations, which marked the final milestone in the global strategic restructuring plan announced in 2013.

Market Overview:

IntriCon serves the body-worn device market by designing, developing, engineering, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for the emerging value based hearing healthcare market, the hearing health market, the medical bio-telemetry market and the professional audio communication market. Revenue from these markets is reported on the respective lines in the discussion of our results of operations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 “Revenue by Market” to the Company’s consolidated financial statements included herein.

Value Based Hearing Healthcare Market

The Company believes the value based hearing healthcare (VBHH) market offers significant growth opportunities. In the United States alone, there are approximately 37.5 million adults that report some degree of hearing loss. In adults the most common cause of hearing loss is aging and noise. In fact, by the age of 65 years old, one out of three people have hearing loss. The hearing impaired population is expected to grow significantly over the next decade due to an aging population and more frequent exposure to loud sounds that can cause noise-induced hearing loss. It is estimated that hearing aids can help more than 90 percent of people with hearing loss, however the current market penetration into the U.S. hearing impaired population is approximately 20 percent, a percentage that has remained essentially unchanged for the last four decades. The primary deterrents to greater penetration are cost and access. The average cost of a hearing aid in the US market today is over $2,400 per device, more than double the cost from twelve years ago. Approximately 70 percent of the hearing impaired have hearing loss in both ears (referred to as a binaural loss), driving the total cost to almost $5,000 on average for a set of hearing aids.

We believe a perfect vortex of factors has come together over the last few years to enable the emergence of a market disruptive high-quality, low cost distribution model, including, continued consolidation of retail (causing escalating hearing aid prices), consumer outcry, consumer education, advancements in technology (such as behind-the-ear devices, advanced digital signal processing, low-power wireless, and self-fitting software) as well as regulatory actions and pronouncements by the U.S. Food and Drug Administration, the President’s Council of Advisors on Science and Technology and the National Academies of Science, Engineering and Medicine.

Today in the US market, the conventional channel pushes all hearing impaired through the same bloated, costly channel. However, a very large portion of the hearing-impaired market – mostly notably those with mild to moderate losses – could be properly severed with the proper combination of high quality, outcome based devices, advanced fitting software and consumer services/care best practices – all at much lower cost. We believe fundamental change is needed and are excited about the opportunity that we created through thoughtful hard work and planning: a chance to deliver superior outcomes-based affordable hearing healthcare, by combining state-of-the-art devices and software technology, along with best practices customer service and at a much lower cost directly to consumers across the country, many of whom have not been able to afford care previously.

In early January 2016, the U.S. Food and Drug Administration (FDA) weighed in on low hearing aid penetration rates with an announcement that highlighted statistics from the National Institute on Deafness and Other Communication Disorders. They found that 37.5 million U.S. adults aged 18 and older report some form of hearing loss. However, only 30 percent of adults over 70, and 16 percent of those aged 20 to 69, who could benefit from wearing hearing aids, have ever used them. Based on these statistics, the FDA has reopened the public comment period on draft guidance related to the agency’s premarket requirements for hearing aids and personal sound amplifiers (PSAPs). In April 2016, the FDA hosted a public workshop to gather stakeholder and public input on draft guidance related to the agency’s premarket requirements for hearing aids and PSAPs. The FDA’s intent is to consider ways in which regulation can support further device penetration into the hearing market. In December 2016, the FDA announced important steps to better support consumer access to hearing aids. The agency issued a guidance document explaining that it does not intend to enforce the requirement that individuals age 18 and older receive a medical evaluation or sign a waiver prior to purchasing most hearing aids, effective immediately. It also announced its commitment to consider creating a category of over-the-counter (OTC) hearing aids that could deliver new, innovative and lower-cost products to millions of consumers. Further guidance is expected in 2017.

The Company is in the final stages of commercializing its PhysioLink™ 2 wireless technology, which will be incorporated into product platforms serving the traditional and value based hearing healthcare markets. This technology is an integrated platform that incorporates IntriCon’s Audion™ 8 amplifier and Bluetooth® low energy, enabling wireless connectivity from any Bluetooth® enabled device over distances up to five meters.

We are also currently developing our third generation PhysioLink™ technology, leveraging industry leading wireless IC technology to enable concurrent audio streaming and data transmission over Bluetooth® low energy. This technology will be incorporated into product platforms serving traditional and value hearing healthcare markets, providing end users with an unprecedented experience through breakthrough audio and wireless performance.

In October of 2016, we purchased 20 percent of Hearing Help Express, Inc., a direct-to-consumer mail order hearing aid provider. Hearing Help Express is a key next step in our value-based hearing healthcare strategy. Over the last decade, we have invested in the technology and low-cost manufacturing to design and build superior devices and fitting solutions, to address what we estimate to be a $1 billion annually value based hearing healthcare market. With this acquisition, we now have the channel infrastructure to directly reach consumers and—importantly for millions—the ability to offer high-quality hearing healthcare at a fraction of the cost. Through our other VBHH initiatives and tests, we have formed alliances with other key partners, which have given us experience and vital insight as we move aggressively into a more consumer-facing role. Hearing Help Express provides an efficient, traditional direct-to-consumer channel to reach consumers who likely do not have insurance that will cover hearing devices. This is a channel that we can build on and expand via technology—and one that is complementary with many of our existing relationships.

In other VBHH channels, the Company entered into a manufacturing agreement with hi HealthInnovations, a UnitedHealth Group company, to become their supplier of hearing aids. At the beginning of 2012, hi HealthInnovations launched a suite of high-tech, lower-cost hearing devices for their Medicare and Part D participants and later in the year announced they were increasing this offering to the over 26 million people enrolled in their employer-sponsored and individual health benefit plans. In 2012, they expanded their offering to include a hearing aid discount program for health plans. This program is available nationwide to all health insurers, including employer-sponsored, individual and Medicare plans. The insurance model has been successfully demonstrated internationally, where several countries providing a full insurance program are serving 40 to 70 percent of the hearing impaired population. Further, research in the U.S. has shown a fully insured model will encourage an individual to seek treatment at an earlier stage of hearing loss, greatly increasing the market size and penetration. The Company also has various international VHBB initiatives. On November 3, 2015, the Company acquired the assets of PC Werth through its IntriCon UK subsidiary to gain direct access to the NHS and to have greater control over its efforts to accelerate new market penetration into the United Kingdom. IntriCon UK has been appointed as one of the main suppliers to the NHS Supply Chain’s National Framework. The NHS is widely seen as the most efficient hearing aid delivery system in the world, supplying an estimated 1.4 million hearing aids annually. We believe IntriCon is well positioned to serve their needs, and we are developing new technologies to further enhance delivery efficiencies and product standards in the future.

We also believe there are niches in the conventional hearing health channel that will embrace our VBHH proposition in the United States and Europe. High costs of conventional devices and retail consolidation have constrained the growth potential of the independent audiologist and dispenser. We believe our software and product offering can provide independent audiologists and dispensers the ability to compete with larger retailers, such as Costco, and manufacturer owned retail distributors. In the third quarter of 2015, we announced a joint venture with The Academy of Doctors of Audiology (ADA) to provide hearing instruments and educational resources to audiologists and their patients. The joint venture operates as a limited liability company under the name “earVenture LLC”. EarVenture was officially launched in November 2015 at the ADA conference. To date, more than 400 of the 1,200 ADA members have registered to join the earVenture program and we have delivered initial units. In 2016, earVenture began rolling-out a comprehensive marketing and sales plan to convert those registered members to consistent customers, as well as solicit non-registered ADA members to join the program. While we do not view earVenture, near term, as a meaningful contributor to sales, it continues to provide valuable industry insights and has the potential for future value by connecting it to our emerging DTC channel.

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

IntriCon currently has a strong presence in the diabetes and other bio-telemetry markets. For diabetes, IntriCon has partnered with Medtronic to manufacture their wireless continuous glucose monitors (CGM), sensors, and accessories associated with Medtronic’s CGM system, including the MiniMed Connect, which links the MiniMed pump and CGM to certain smart devices providing users with a discrete and real-time view of their blood sugar information. Our Medtronic business posted record revenue in 2015, led by the MiniLink REAL-Time Transmitter and related accessories sales, which are incorporated in Medtronic’s MiniMed 530G insulin pump and CGM system. In August 2016, the FDA approved the MiniMed 630G system which will replace the 530G system. In addition to the MiniMed 630G system, IntriCon is also designed into the MiniMed 670G system which was approved by the FDA in September 2016, and is scheduled to be launched in the spring of 2017. The MiniMed 670G is the world’s first hybrid closed loop insulin delivery system and we are excited to be designed into and supporting such a revolutionary diabetes management system. Looking ahead, we believe there are opportunities to expand our diabetes product offering with Medtronic, as well as move into new markets outside of the diabetes market.

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

Lastly, IntriCon is targeting other emerging biotelemetry and home care markets that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight. To do so, IntriCon is leveraging its resources in sales and marketing and research and development to expand its reach to other large medical device and health care companies.

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

Core Technologies Overview:

Our core technologies expertise is focused on three main markets: medical bio-telemetry, value based hearing healthcare and professional audio communications. Over the past several years, the Company has increased investments in the continued development of four critical core technologies: Ultra-Low-Power (ULP) Digital Signal Processing (DSP), ULP Wireless, Microminiaturization, and Miniature Transducers. These four core technologies serve as the foundation of current and future product platform development, designed to meet the rising demand for smaller, portable, more advanced devices and the need for greater efficiencies in the delivery models. The continued advancements in this area have allowed the Company to further enhance the mobility and effectiveness of miniature body-worn devices.

ULP DSP

DSP converts real-world analog signals into a digital format. Through our nanoDSP™ technology, IntriCon offers an extensive range of ULP DSP amplifiers for hearing, medical and professional audio applications. Our proprietary nanoDSP incorporates advanced ultra-miniature hardware with sophisticated signal processing algorithms to produce devices that are smaller and more effective.

The Company further expanded its DSP portfolio including improvements to its Reliant CLEAR™ feedback canceller, offering increased added stable gain and faster reaction time. Additionally, the DSP technologies are utilized in the Audion8™, our eight-channel hearing aid amplifier, and the Audion16™, our wide dynamic range compression sixteen-channel hearing aid amplifier announced in April 2016. The amplifiers are feature-rich and are designed to fit a wide array of applications. In addition to multiple compression channels, the amplifiers have a complete set of proven adaptive features which greatly improve the user experience.

ULP Wireless

Wireless connectivity is fast becoming a required technology, and wireless capabilities are especially critical in new body-worn devices. IntriCon’s BodyNet™ ULP technology, including the nanoLink™ and PhysioLink™ wireless systems, offers solutions for transmitting the body’s activities to caregivers, and wireless audio links for professional communications and surveillance products include diabetes monitoring, and audio streaming for hearing devices.

IntriCon is in the final stages of commercializing its PhysioLink2 and Physiolink3 wireless technology, which will be incorporated into product platforms serving the medical, hearing health and professional audio communication markets. This system is based on 2.4GHz proprietary digital radio protocol in the industrial-scientific-medical (ISM) frequency band and enables audio and data streaming and command and control to ear-worn and body-worn applications over distances of up to five meters. The Physiolink2 technology can be used to increase productivity in the emerging VBHH channels through in office wireless programming, remote cloud based fitting and consumer directed self-fitting of hearing aids. This will provide both greater access and lower costs for patients. In addition, remote control functions will improve the patient experience while using the device especially for those with diminished dexterity. The Physiolink3 technology builds on the Physiolink2 capabilities by adding wireless streaming at much lower power levels than any technology currently on the market. This will allow for accessories to enhance the user experience in noisy environments by allowing audio streaming directly to the hearing aid.

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

Marketing and Competition:

IntriCon intends to focus more capital and resources in marketing and sales to expand its reach into the emerging value based hearing healthcare market and large medical device and healthcare companies in the medical bio-telemetry market outlined above. The Company believes this will allow us to advance our technology portfolio, advance new product platforms, strengthen customer relationships and expand our market knowledge.

Currently, IntriCon sells its hearing device products directly to domestic hearing instrument manufacturers, and distributors and partnerships through an internal sales force. Sales of medical and professional audio communications products are also made primarily through an internal sales force. As a result of the investment in Hearing Help Express, the Company has begun marketing and selling hearing aid devices directly to consumers through direct mail advertising and a call center.

Internationally, sales representatives employed by IntriCon GmbH (“GmbH”), a wholly owned German subsidiary, solicit sales from European hearing instrument, medical device and professional audio communications manufacturers and suppliers.

In recent years, a small number of customers have accounted for a substantial portion of the Company’s sales. In 2016, one customer in our medical market accounted for approximately 40 percent of the Company’s net sales. During 2016, the top five customers accounted for approximately $39,972, or 59 percent, of the Company’s net sales. See Note 6 to the consolidated financial statements for a discussion of net sales and long-lived assets by geographic area.

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

Employees. As of December 31, 2016, the Company had a total of 644 full time equivalent employees, of whom 50 are executive and administrative personnel, 21 are sales personnel, 29 are engineering personnel and 544 are operations personnel. The Company considers its relations with its employees to be satisfactory. None of the Company’s employees are represented by a union.

As a supplier of consumer and medical products and parts, IntriCon is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

Research and Development. IntriCon conducts research and development activities primarily to improve its existing products and proprietary technology. The Company is committed to investing in the research and development of proprietary technologies, such as the ULP nanoDSP and ULP wireless technologies. The Company believes the continued development of key proprietary technologies will be the catalyst for long-term revenues and margin growth. Research and development expenditures were $4,688, $4,279, and $4,291 in 2016, 2015 and 2014, respectively. These amounts are net of customer and grant reimbursed research and development.

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

All of our current hearing aid devices are air conduction devices and, as such, are Class I medical devices, exempt from the 510(k) submission process. They are typically marketed to FDA approved manufacturers with IntriCon assisting in the design, development and production. Our manufacturing operations are subject to periodic inspections by the FDA, whose primary purpose is to audit the Company’s compliance with the Quality System Regulations published by the FDA and other applicable government standards. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. We believe that our manufacturing and quality control procedures are in compliance with the requirements of the FDA regulations. Our most recent FDA audit was conducted in January of 2017 and no observations were noted by the FDA.

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

The registration system for our medical devices in the EU requires that our quality system conforms to international quality standards and that our medical devices conform to “essential requirements” set forth by the Medical Device Directive (“MDD”). The MDD is undergoing changes with new regulations being reviewed and expected to be approved soon. These new regulations will be referred to as the Medical Device Requirements (MDR) and we will be prepared to be in compliance. Manufacturing facilities and processes under which our hearing aids are produced are inspected and audited by our International Organization for Standardization (“ISO”) registrar British Standards Institute (“BSI”). Our authorized representative, CE Partner 4U, maintains our technical file and registers our products with competent authorities in all EU member states. Manufacturing facilities and processes under which all of our other medical devices are produced are inspected and audited annually by BSI. These audits verify our compliance with the essential requirements of the MDD. These certifying bodies verify that our quality system conforms to the international quality standard ISO 13485:2003 and that our products conform to the “essential requirements” and “supplementary requirements” set forth by the MDD for the class of medical devices we produce. These certifying bodies also certify our conformity with both the quality standards and the MDD requirements, entitling us to place the “CE” mark on all of our hearing aids. Our hearing aid devices typically bear the CE mark of our customers who assume regulatory responsibilities for those devices. In 2014, IntriCon obtained “CE” certification for our own hearing aid devices and we are supplying these devices into the European market.

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

Forward-Looking Statements

Certain statements included or incorporated by reference in this Annual Report on Form 10-K or the Company’s other public filings and releases, which are not historical facts, or that include forward-looking terminology such as “may”, “will”, “believe”, “anticipate”, “expect”, “should”, “optimistic”, “continue”, “estimate”, “intend”, “plan”, “would”, “could”, “guidance”, “potential”, “opportunity”, “project”, “forecast”, “confident”, “projections”, “scheduled”, “designed”, “future”, “discussion”, “if” or the negative thereof or other variations thereof, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Business,” “Legal Proceedings”, “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Consolidated Financial Statements”, such as the Company’s ability to compete, strategic alliances and their benefits, the adequacy of insurance coverage, government regulation, potential increases in demand for the Company’s products, net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future levels of funding of employee benefit plans, the adequacy of insurance coverage, the impacts of new accounting pronouncements and litigation.

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

We are dependent on a small number of customers for a large portion of our revenues. In fiscal year 2016, our largest customer accounted for approximately 40 percent of our net sales and our five largest customers accounted for approximately 59 percent of our net sales. A significant decrease or delay in the sales to or loss of any of our major customers could have a material adverse effect on our business and results of operations. Our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our major customers will not experience financial, technical, regulatory or other difficulties or delays that could adversely affect their operations and, in turn, our results of operations.

We may not be able to collect outstanding accounts receivable from our customers.

Some of our customers purchase our products on credit, which may cause a concentration of accounts receivable among some of our customers. As of December 31, 2016, we had accounts receivable, less allowance for doubtful accounts, of $7,289, which represented approximately 39 percent of our shareholders’ equity as of that date. As of that date, two customers accounted for a combined total of 31 percent of our accounts receivable. Our financial condition and profitability may be harmed if one or more of our customers are unable or unwilling to pay these accounts receivable when due.

We recently acquired control of Hearing Help Express and we may explore other acquisitions that complement or expand our business. Acquisitions pose significant risks and may materially adversely affect our business, financial condition and operating results.

We recently acquired 20 percent of Hearing Help Express, a direct-to-consumer mail order hearing aid provider, and on January 19, 2017, the Company announced that it has exercised its option to acquire the remaining 80 percent stake in Hearing Help Express. The option exercise is expected to close in the first half of 2017. Hearing Help Express represents a new and exciting business opportunity; however, we do not have any prior experience in the direct-to-consumer mail order hearing aid business and we may not be able to successfully integrate or profitably operate this business. Our success will be largely influenced by management’s ability to hire and retain skilled direct-to-consumer personnel.

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

The Hearing Help Express acquisition, and any other transactions that we are able to identify and complete, involve a number of risks, including: the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture; possible adverse effects on our operating results during the integration process; unanticipated liabilities and litigation; and our possible inability to achieve the intended objectives of the transaction. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. Future acquisitions also may result in dilutive issuances of equity securities or the incurrence of additional debt.

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

Our business has been negatively impacted by the domestic economic environment in recent years. If the economy does not continue to improve, or worsens, there could be several severely negative implications to our business that may exacerbate many of the risk factors we identified including, but not limited to, the following:

Liquidity:

●	The domestic economic environment, including credit markets, could worsen and reduce liquidity and this could have a negative impact on financial institutions and the country’s financial system, which could, in turn, have a negative impact on our business.

●	We may not be able to borrow additional funds under our existing credit facility and may not be able to expand our existing facility if our lender becomes insolvent or its liquidity is limited or impaired or if we fail to meet covenant levels going forward. In addition, we may not be able to renew our existing credit facility at the conclusion of its current term in February 2019 or renew it on terms that are favorable to us.

●	During the last few years the Federal Reserve Board’s involvement in the purchase of U.S. government debt securities, commonly known as “quantitative easing,” has caused interest rates to be lower than they would have been without such involvement. As a result of the end of quantitative easing in October 2014, and the decision by the Federal Reserve to raise the target federal funds rate, interest rates are expected to continue to rise, which could disrupt domestic and world markets and could adversely affect our liquidity and results of operations.

Demand:

●	Any deterioration in the economy or a return to recession could result in lower sales to our customers. Additionally, our customers may not have access to sufficient cash or short-term credit to obtain our products or services.

Prices:

●	Certain markets could experience deflation, which would negatively impact our average prices and reduce our margins.

Health care policy changes, including U.S. health care reform legislation signed in 2010, may have a material adverse effect on us.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the Affordable Care Act. The legislation imposes significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. Under the legislation, the total cost to the medical device industry is expected to be approximately $30 billion over ten years. This significant increase in the tax burden on our industry could have a material, negative impact on our results of operations and our cash flows either directly, through taxes on us, or indirectly through others in our value chain being subject to the tax. Although the direct impact of the excise tax is expected to be immaterial on us, if facts or circumstances change in our business relationships, we could be subject to customer pricing pressures or required to pay additional taxes under the rules. Other elements of this legislation, such as comparative effectiveness research, an independent payment advisory board, payment system reforms, including shared savings pilots, and other provisions, could meaningfully change the way health care is developed and delivered, and may materially impact numerous aspects of our business. In December 2015, legislation suspended the 2.3% medical device tax for fiscal years 2016 and 2017, but the tax would go back into effect on December 31, 2017 unless further legislation is adopted.

The new Presidential Administration and members of Congress have expressed their intentions to repeal and replace the Affordable Care Act. We cannot predict if the Affordable Care Act will be modified, repealed or replaced or the effect that any such actions will have on our business.

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

The registration system for our medical devices in the EU requires that our quality system conform to international quality standards. Manufacturing facilities and processes under which our hearing aid devices are produced, are inspected and audited by various certifying bodies. These audits verify our compliance with applicable requirements and standards. Further, the FDA, various state agencies and foreign regulatory agencies inspect our facilities to determine whether we are in compliance with various regulations relating to quality systems, such as manufacturing practices, validation, testing, quality control, product labeling and product surveillance. A determination that we are in violation of such regulations could lead to imposition of civil penalties, including fines, product recalls or product seizures, suspensions or shutdown of production and, in extreme cases, criminal sanctions, depending on the nature of the violation.

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

In 2016, we operated in Singapore, Indonesia, the United Kingdom and Germany. Approximately 19 percent of our revenues were derived from our facilities in these countries in 2016. As of December 31, 2016, approximately 30 percent of our long-lived assets are located in these countries. Political or economic instability in these countries could have an adverse impact on our results of operations due to diminished revenues in these countries. Our future revenues, costs of operations and profit results could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the British pound, euro, Singapore dollar and other currencies could lead to lower reported consolidated revenues due to the translation of this currency into U.S. dollars when we consolidate our revenues and results from operations.

Events in Europe could negatively affect our ability to conduct business in those countries.

Following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the European Union, it is expected that the United Kingdom government will initiate a process to leave the European Union (often referred to as Brexit). In 2016, we derived 30 percent of our revenues from sales outside the U.S., including 16 percent from Europe. The consequences of Brexit, together with what may be protracted negotiations around the terms of Brexit, could introduce significant uncertainties into global financial markets and adversely impact the markets in which we and our customers operate. While we are not experiencing any immediate adverse impact on our financial condition as a result of Brexit, adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates or adverse changes in regulation could have a negative impact on our future operations, operating results and financial condition. All of these potential consequences could be further magnified if additional countries were to exit the European Union.

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

As of December 31, 2016, we had bank debt of $9,711. Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control. We believe that availability under our existing credit facility combined with funds expected to be generated from operations and control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months. If, however, we are unable to renew these facilities or obtain waivers for covenant defaults in the future or do not generate sufficient cash, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition and performance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

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

The market price of our common stock has been and is likely to be highly volatile, and there has been limited trading volume in our common stock. The common stock market price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	announcements of fluctuations in our or our competitors’ operating results;

●	the timing and announcement of sales or acquisitions of assets by us or our competitors;

●	changes in estimates or recommendations by securities analysts;

●	adverse or unfavorable publicity about our products, technologies or us;

●	the commencement of material litigation, or an unfavorable verdict, against us;

●	terrorist attacks, war and threats of attacks and war;

●	additions or departures of key personnel; and

●	sales of common stock by us or our shareholders.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting. Currently, we are not required to include a report of our independent registered public accounting firm on our internal controls because we are a “smaller reporting company” under SEC rules; therefore, shareholders do not have the benefit of an independent review of our internal controls. While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2016, we cannot guarantee that we will not have material weaknesses in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If in the future we fail to complete this evaluation in a timely manner, or if we determine that we have a material weakness, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential investors and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and the market price of our common stock.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

The Company leases seven facilities, three domestically and four internationally, as follows:

●	a 47,000 square foot manufacturing facility in Arden Hills, Minnesota, which also serves as the Company’s headquarters, from a partnership consisting of two former officers of IntriCon Inc. and Mark S. Gorder, a member of the board, president and CEO of the Company. At this facility, the Company manufactures body-worn devices, other than plastic component parts. Annual base rent expense, including real estate taxes and other charges, is approximately $492. The Company believes the terms of the lease agreement are comparable to those which could be obtained from unaffiliated third parties. As amended, this lease expires in January 2022.

●	a 46,000 square foot building in Vadnais Heights, Minnesota at which IntriCon produces plastic component parts for body-worn devices. Annual base rent expense, including real estate taxes and other charges, is approximately $415. This lease expires in December 2017.

●	a 22,000 square facility in DeKalb, Illinois which houses Hearing Help Express’s sales and administrative offices and warehouse. Annual base rent expense is approximately $194. We are also responsible for our pro rata share of common area costs, real estate taxes and insurance costs. This lease expires in March 2022.

●	a 28,000 square foot building in Singapore which houses production facilities and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $385. This lease expires in October 2020.

●	a 15,000 square foot facility in Indonesia which houses production facilities. Annual base rent expense, including real estate taxes and other charges is approximately $66. This lease expires in July 2021.

●	a 2,000 square foot facility in Germany which houses sales and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $29. This lease expires in June 2022.

●	a 11,900 square foot facility in United Kingdom which houses sales and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $98. This lease expires in April 2021.

See Notes 17 and 18 to the Company’s consolidated financial statements in Item 8 of the Annual Report on Form 10-K.

ITEM 3.	Legal Proceedings

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

The Company’s former wholly owned French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the completion of the French insolvency proceeding, including liabilities under guarantees aggregating approximately $410.

The Company is also involved from time to time in other lawsuits arising in the normal course of business, as further described in Note 17 to the consolidated financial statements in Item 8. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company’s consolidated financial position, liquidity, or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 4A.	Executive Officers of the Registrant

The names, ages and offices (as of February 22, 2017) of the Company’s executive officers were as follows:

Name	Age	Position
Mark S. Gorder	70	President, Chief Executive Officer and Director of the Company
Scott Longval	40	Chief Financial Officer and Treasurer of the Company
Michael P. Geraci	58	Vice President, Sales and Marketing
Dennis L. Gonsior	58	Vice President, Global Operations
Greg Gruenhagen	63	Vice President, Corporate Quality and Regulatory Affairs

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

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are listed on the NASDAQ Global Market under the ticker symbol “IIN”.

Market and Dividend Information

The high and low sale prices of the Company’s common stock during each quarterly period during the past two years were as follows:

	2016 Market Price Range		2015 Market Price Range
Quarter	High	Low	High	Low
First	$8.02	5.93	$8.50	6.54
Second	6.88	5.25	8.16	7.03
Third	5.80	4.12	8.30	5.59
Fourth	6.95	5.39	8.65	6.13

The closing sale price of the Company’s common stock on February 22, 2017, was $7.90 per share.

At February 22, 2017 the Company had 241 shareholders of record of common stock. Such number does not reflect shareholders who beneficially own common stock in nominee or street name.

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

On May 18, 2016, the Company completed a public offering and sale of 805 shares of common stock. The net proceeds from this offering, after deducting underwriting discounts and offering expenses, totaled approximately $3,678 and were used for working capital and general corporate purposes.

In 2016, the Company did not sell any unregistered securities and did not repurchase any of its securities.

ITEM 6.	Selected Financial Data

Year Ended December 31	2016 (a)	2015 (a)	2014 (a)	2013	2012

Sales, net	$68,009	$68,527	$67,094	$52,961	$59,955

Gross profit	17,072	18,756	18,115	12,169	15,299

Operating expenses	18,674	15,025	13,836	13,507	13,231

Interest expense	(553)	(369)	(461)	(600)	(755)
Gain on sale of investment in partnership	—	—	—	—	822
Other expense, net	(602)	(261)	(1)	(135)	(212)
Income (loss) from continuing operations before income taxes, non-controlling interest and discontinued operations	(2,757)	3,101	3,817	(2,073)	1,923

Income tax expense	(217)	(19)	(428)	(217)	(164)

Net income (loss) from continuing operations before non-controlling interest and discontinued operations	(2,974)	3,082	3,389	(2,290)	1,759

Loss on sale of discontinued operations, net of income taxes	—	—	(120)	—	—

Loss from discontinued operations, net of income taxes	(1,770)	(965)	(1,021)	(3,872)	(1,050)
Net income (loss)	(4,744)	2,117	2,248	(6,162)	709
Less: Loss allocated to non-controlling interest	(157)	(111)	—	—	—
Net income (loss) attributable to shareholders	$(4,587)	$2,228	$2,248	$(6,162)	$709

Basic income (loss) per share attributable to shareholders:
Continuing operations	$(0.43)	$0.54	$0.59	$(0.40)	$0.31
Discontinued operations	(0.27)	(0.16)	(0.20)	(0.68)	(0.19)
Net income (loss)	$(0.71)	$0.38	$0.39	$(1.08)	$0.13

Diluted income (loss) per share attributable to shareholders:
Continuing operations	$(0.43)	$0.51	$0.56	$(0.40)	$0.30
Discontinued operations	(0.27)	(0.15)	(0.19)	(0.68)	(0.18)
Net income (loss)	$(0.71)	$0.36	$0.37	$(1.08)	$0.12

Weighted average number of shares outstanding during year:
Basic	6,497	5,907	5,791	5,699	5,669
Diluted	6,497	6,241	6,038	5,699	5,888

Other Financial Highlights

Year Ended December 31	2016 (a)	2015 (a)	2014	2013	2012

Working capital (c)	8,456	11,302	7,804	5,978	8,893
Total assets	43,758	41,886	33,961	32,720	39,132
Long-term debt	9,284	7,929	4,627	6,271	7,222
Equity	19,011	18,897	16,107	13,308	18,722
Depreciation and amortization	2,041	1,755	2,182	2,402	1,983

(a)	In 2016, the Company classified its cardiac diagnostic monitoring operations as discontinued operations. The Company revised its financial statements for 2016 and 2015 to reflect the discontinued operations.

(b)	Working capital is equal to current assets less current liabilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

As discussed below, the Company has two operating segments - its body-worn device segment and its hearing health direct-to-consumer segment. Our expertise in these segments is focused on four main markets: emerging value based hearing healthcare, hearing health, medical bio-telemetry and professional audio communications. Within these chosen markets, we combine ultra-miniature mechanical and electronics capabilities with proprietary technology – including ultra low power (ULP) wireless and digital signal processing (DSP) capabilities – that enhances the performance of body-worn devices.

Business Highlights

In December 2016, the Company approved plans to discontinue its cardiac diagnostic monitoring business. The Company sold the cardiac diagnostic monitoring business on February 17, 2017 to Datrix, LLC. For all periods presented, the Company classified this business as discontinued operations, and, accordingly, has reclassified historical financial data presented herein.

In October of 2016, the Company purchased 20 percent of Hearing Help Express, a direct-to-consumer mail order hearing aid provider, and began implementing cost cutting measures and business improvements. On January 19, 2017 the Company exercised its option to acquire the remaining 80 percent stake in Hearing Help Express. The transaction is expected to close in the first half of 2017. Because the Company has the contractual right to manage Hearing Help Express, we have consolidated the financial condition and results of operations of Hearing Help Express in our financial statements. (see Note 4 to the Company’s consolidated financial statements included herein).

In August 2016, the Company and its domestic subsidiaries entered into a Ninth Amendment to the Loan and Security Agreement and Waiver with The PrivateBank and Trust Company, which among other things amended the definition of EBITDA and amended certain financial covenants (see Note 10 to the Company’s consolidated financial statements included herein).

On May 18, 2016, the Company completed a public offering and sale of 805 shares of common stock. The net proceeds from this offering, after deducting underwriting discounts and offering expenses, totaled approximately $3,678 and were used for working capital and general corporate purposes.

On April 15, 2016, the Company and its domestic subsidiaries entered into an Eighth Amendment to the Loan and Security Agreement and Waiver with The PrivateBank and Trust Company, which among other things provided an additional $2,000 under our term note and increased borrowing capacity under our revolving credit facility by an additional $1,000.

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

Results of Operations: 2016 Compared with 2015

Consolidated Net Sales

Our net sales are comprised of two segments: our body-worn device segment (consisting of three markets: medical, hearing health, and professional audio) and our hearing health direct-to-consumer segment. Below is a recap of our sales by main markets for the years ended December 31, 2016 and 2015:

			Change
	2016	2015	Dollars	Percent
Medical	$37,602	$39,609	$(2,007)	-5.1%
Hearing Health	21,882	21,089	793	3.8%
Hearing Health Direct-to-Consumer	1,025	—	1,025	—
Professional Audio Communications	7,500	7,829	(329)	-4.2%
Consolidated Net Sales	$68,009	$68,527	$(518)	-0.8%

In 2016, we experienced a 5.1 percent decrease in medical sales primarily driven by lower sales to Medtronic. Sales to Medtronic were down as they managed transition of their new FDA product approval and launch for the MiniMed 630G and 670G systems. Management believes that the industry-wide trend to shift the point of care from expensive traditional settings, such as hospitals, to less expensive non-traditional settings like the home, will result in growth of the medical bio-telemetry industry. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop, manufacture and distribute medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in the diabetes market, with its Medtronic partnership, as well as other bio-telemetry markets. The Company believes there are growth opportunities in these markets as well other emerging biotelemetry and home care markets that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the year ended December 31, 2016 increased 3.8 percent over the same period in 2015. The increase was primarily due to gains in our emerging value based hearing healthcare business, partially offset by weaker sales to the conventional hearing health channel. The Company is aggressively pursuing larger customers who can benefit from our value proposition. Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices. Market dynamics, such as low penetration rates, an aging population, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such the insurance channel and PSAP channel.

Net sales in our hearing health direct-to-consumer business for the year ended December 31, 2016 increased due to the acquisition of Hearing Help Express during the fourth quarter of 2016. Please refer to Note 4 of the financial statements included in item 8 for more information about this purchase.

Net sales to the professional audio device sector decreased 4.2 percent in 2016 compared to the same period in 2015. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross Profit

Gross profit, both in dollars and as a percent of sales, for the years ended December 31, 2016 and 2015, were as follows:

	2016		2015		Change
		Percent		Percent
	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Gross Profit	$17,072	25.1%	$18,756	27.4%	$(1,684)	-9.0%

The 2016 gross profit decrease over the comparable prior year period was primarily due to lower sales volumes and unfavorable product mix.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the years ended December 31, 2016 and 2015 were:

	2016		2015		Change
		Percent		Percent
	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Sales and Marketing	$4,700	6.9%	$3,733	5.4%	$967	25.9%
General and Administrative	9,154	13.5%	7,013	10.2%	2,141	30.5%
Research and Development	4,688	6.9%	4,279	6.2%	409	9.6%

Sales and marketing and general and administrative expenses were greater than the prior year primarily due to increased support costs for our value based hearing healthcare initiatives and the addition of IntriCon UK and Hearing Help Express. Research and development increased over the prior year primarily due to increased use of outside service providers and support costs for our value based hearing healthcare initiatives.

Restructuring charges

During 2016, the Company incurred restructuring charges of $132, related to IntriCon UK’s facility moving costs. The Company does not expect to incur any additional cash charges related to this restructuring.

Interest Expense

Interest expense for 2016 was $553, an increase of $184 from $369 in 2015. The increase in 2016 was due to higher average debt outstanding and higher debt interest rates.

Other Expense, net

In 2016, other expense, net was $(602) compared to $(261) in 2015 primarily due to a royalty earned in 2015 that did not occur in 2016 and $205 in costs related to pursuing targeted acquisitions in 2016.

Income Tax Expense

Income taxes were as follows:

	2016	2015
Income tax expense	$217	$19
Percentage of income tax expense of income from continuing operations before income taxes, non-controlling interest and discontinued operations	-7.9%	0.6%

The expense in 2016 and 2015 was primarily due to foreign taxes on German and Indonesia operations. In 2015, income tax expense was partially offset by a Singapore tax benefit. The Company is in a net operating loss (“NOL”) position for US federal and state income tax purposes, but our deferred tax asset related to the NOL carry forwards have been largely offset by a full valuation allowance. We incur minimal income tax expense from the current period domestic operations. We have approximately $32,019 of NOL carry forwards available to offset future U.S. federal income taxes that begin to expire in 2022.

Loss from Discontinued Operations

Loss from discontinued operations, net of income taxes, of $1,770 for the year ended December 31, 2016 was due to a discontinued operations loss of $974 and an asset impairment of $796 compared to a discontinued operations loss of $965 for the year ended December 31, 2015.

Loss Allocated to Non-Controlling Interest

Loss allocated to non-controlling interest of $157 for the year ended December 31, 2016 was due to earVenture and Hearing Help Express losses compared to losses of $111 for the year ended December 31, 2015 due to earVenture losses.

Results of Operations: 2015 Compared with 2014

Consolidated Net Sales

In 2015 and 2014, our net sales were comprised of one segment: our body-worn device segment (consisting of three markets: medical, hearing health, and professional audio). Below is a recap of our sales by main markets for the years ended December 31, 2015 and 2014:

			Change
Year Ended December 31	2015	2014	Dollars	Percent
Medical	$39,609	$33,900	$5,709	16.8%
Hearing Health	21,089	22,959	(1,870)	-8.1%
Professional Audio Communications	7,829	10,235	(2,406)	-23.5%
Consolidated Net Sales	$68,527	$67,094	$1,433	2.1%

In 2015, we experienced a 16.8 percent increase in medical sales primarily driven by higher sales to Medtronic and other key medical customers.

Net sales in our hearing health business for the year ended December 31, 2015 decreased 8.1 percent over the same period in 2014. The decrease was primarily due to weaker sales to the conventional hearing health channel, partially offset by gain in our emerging value based hearing healthcare business.

Net sales to the professional audio device sector decreased 23.5 percent in 2015 compared to the same period in 2014. During 2014, the Company completed a contract with the Singapore government to provide technically advanced headsets worn in military applications, which makes up a large portion of the period over period decrease.

Gross Profit

Gross profit, both in dollars and as a percent of sales, for the years ended December 31, 2015 and 2014 were as follows:

	2015		2014		Change
		Percent		Percent
Year Ended December 31	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Gross Profit	$18,756	27.4%	$18,115	27.0%	$641	3.5%

The 2015 gross profit increase over the comparable prior year period was primarily due to higher overall sales volumes.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the years ended December 31, 2015 and 2014 were:

	2015		2014		Change
		Percent		Percent
Year Ended December 31	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Sales and Marketing	$3,733	5.4%	$3,533	5.3%	$200	5.7%
General and Administrative	7,013	10.2%	5,929	8.8%	1,084	18.3%
Research and Development	4,279	6.2%	4,291	6.4%	(12)	-0.3%

Sales and marketing expenses increased due to the addition of experienced professionals and to support VBHH initiatives including the acquisition the assets of PC Werth through our IntriCon UK subsidiary. General and administrative expenses and research and development are greater than 2014 primarily due to VBHH initiatives and support costs related to our ERP system upgrade.

Restructuring charges

On June 13, 2013, the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs. During 2014, the Company incurred restructuring charges of $83, primarily related to employee termination benefits, from the restructuring of its continuing operations. The Company incurred no restructuring charges in 2015.

Interest Expense

Interest expense for 2015 was $369, a decrease of $92 from $461 in 2014. The decrease in interest expense was primarily due to lower interest rates compared to the prior year.

Other Expense, net

In 2015, other expense, net was $(261) compared to $(1) in 2014. The increase was primarily due to the costs incurred in the acquisition of the assets of PC Werth in 2015 and a royalty payment that was received in 2014.

Income Tax Expense

Income taxes were as follows:

	2015	2014
Income tax expense	$19	$428
Percentage of income tax expense of income from continuing operations before income taxes and discontinued operations	-0.6%	11.2%

The expense in 2015 and 2014 was primarily due to foreign taxes on German and Indonesia operations partially offset by a Singapore tax benefit. The Company was in a net operating loss position (“NOL”) for US federal and state income tax purposes, but our deferred tax asset related to the NOL carry forwards had been largely offset by a full valuation allowance. We incurred minimal income tax expense from the current period domestic operations.

Loss from Discontinued Operations

Loss from discontinued operations, net of income taxes, for the year ended December 31, 2015 was $965 compared to a loss of $1,141 for the year ended December 31, 2014 which includes discontinued operations loss of $1,021 and a loss on the sale of discontinued operations of $120.

Loss Allocated to Non-Controlling Interest

Loss allocated to non-controlling interest of ($111) for the year ended December 31, 2015 was due to earVenture losses allocated to our joint venture partner.

Liquidity and Capital Resources

Our primary sources of cash have been cash flows from operations, bank borrowings, and sales of equity. For the last three years, cash has been used for repayments of bank borrowings, purchases of equipment and working capital to support research and development.

As of December 31, 2016, we had approximately $667 of cash on hand. Sources of our cash for the year ended December 31, 2016 have been from our financing activities, as described below.

Consolidated net working capital decreased to $8,456 at December 31, 2016 from $11,302 at December 31, 2015. Our cash flows from operating, investing and financing activities, as reflected in the statement of cash flows for the years ended December 31, are summarized as follows:

	December 31, 2016	December 31, 2015	December 31, 2014
Cash provided by (used in):
Operating activities	$(405)	$664	$3,156
Investing activities	(2,302)	(4,179)	(958)
Financing activities	3,531	3,731	(1,935)
Effect of exchange rate changes on cash	(524)	(177)	(154)
Increase (decrease) in cash	$300	$39	$109

Operating Activities. The most significant items that contributed to the $405 of cash used in operating activities was a net loss of $4,744, decreases in accounts payables and accrued expenses and increases in other assets, partially offset by add backs for non-cash depreciation and stock based compensation and decreases in accounts receivable and inventory. Days sales in inventory decreased from 100 at December 31, 2015 to 84 at December 31, 2016. Days payables outstanding decreased from 57 days at December 31, 2015 to 54 days at December 31, 2016. Day sales outstanding decreased from 44 days at December 31, 2015 to 37 days at December 31, 2016. Cash generated from operations may be affected by a number of factors.

See “Forward Looking Statements” and “Item 1A Risk Factors” contained in this Form 10-K for a discussion of some of the factors that can negatively impact the amount of cash we generate from our operations.

Investing Activities. Net cash used in investing activities of $2,302 consisted of $1,766 of purchases of property, plant and equipment and $536 for the purchase of the 20 percent interest in Hearing Help Express.

Financing Activities. Net cash provided by financing activities of $3,531 was comprised primarily of proceeds from an equity offering.

We had the following bank arrangements at December 31:

	December 31, 2016	December 31, 2015

Total borrowing capacity under existing facilities	$15,287	$13,980

Facility Borrowings:
Domestic revolving credit facility	3,218	4,674
Domestic term loan	5,250	4,250
Foreign overdraft and letter of credit facility	1,243	913
Total borrowings and commitments	9,711	9,837

Remaining availability under existing facilities	$5,576	$4,143

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with The PrivateBank and Trust Company. The credit facility, as amended through December 31, 2016, provides for:

■	a $9,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

■	a term loan in the original amount of $6,000.

In August 2016, the Company and its domestic subsidiaries entered into a Ninth Amendment to the Loan and Security Agreement and Waiver with The PrivateBank and Trust Company. The amendment, among other things:

■	amended the definition of EBITDA to permit the add back of certain transactions expenses and expense reductions;

■	amended the funded debt to EBITDA and fixed charge coverage covenants; and

■	waived a default in the funded debt to EBITDA covenant as of June 30, 2016.

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

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on the Company’s leverage ratio of funded debt / EBITDA, at the option of the Company, at:

■	the London InterBank Offered Rate (“LIBOR”) plus 2.50% to 4.00%, or

■	the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus 0.00% to 1.25% ; in each case, depending on the Company’s leverage ratio.

Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans. IntriCon is also required to pay a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

Weighted average interest on our domestic credit facilities was 4.36%, 3.68%, and 4.51% for 2016, 2015, and 2014, respectively.

The outstanding balance of the revolving credit facility was $3,218 and $4,674 at December 31, 2016 and 2015, respectively. The total remaining availability on the revolving credit facility was approximately $5,121 and $3,326 at December 31, 2016 and 2015, respectively.

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

The borrowers are subject to various covenants under the credit facility, including a maximum funded debt to EBITDA, a minimum fixed charge coverage ratio and maximum capital expenditure financial covenants. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things: incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equity holders; purchase or redeem any of its equity interests or any warrants, options or other rights to equity; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; make payment on or changes to any subordinated debt; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. On March 9, 2017, the Company entered into an amendment with The PrivateBank to waive certain covenant violations at December 31, 2016 and reset certain financial covenant thresholds set forth in the credit facility. After giving effect to the waiver, the Company was in compliance with all applicable covenants under the credit facility as of December 31, 2016.

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

During 2014, the Company entered into interest rate swaps with The PrivateBank which are accounted for as effective cash flow hedges. The interest rate swaps had a combined initial notional amount of $3,750, with a portion of the swap amortizing on a basis consistent with the $250 quarterly installments required under the term loan. The interest rate swaps fix the Company’s one month LIBOR interest rate on the notional amounts at rates ranging from 0.80% - 1.45%. We hold a right to cancel the interest rate swaps starting August 31, 2016. Interest rate swaps, which are considered derivative instruments, of $19 and $41 are reported in the consolidated balance sheets at fair value in other current liabilities at December 31, 2016 and 2015.

The debt issuance costs are being amortized over the related term utilizing the effective interest method and are included in interest expense and long-term debt and are being amortized over their estimated useful life on a straight-line basis. Debt issuance cost included in interest expense was $57, $72 and $56 for the years ended December 31, 2016, 2015, and 2014, respectively.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.50% and 3.37% for the years ended December 31, 2016 and 2015. The outstanding balance was $1,243 and $913 at December 31, 2016 and 2015, respectively. The loans are collateralized by IntriCon, PTE’s restricted cash and receivables. The total remaining availability on the international senior secured credit agreement was approximately $455 and $817 at December 31, 2016 and 2015, respectively.

Note Payable

Hearing Help Express has a $2,000 note payable to a party holding 80% of its equity interest. The note is secured by substantially all of the assets of Hearing Help Express. The note is payable over 48 months in quarterly installments with interest at 5% per year, except that interest only will be paid in the first twelve months, with the deferred payments to be made at maturity.

We believe that funds expected to be generated from operations and the available borrowing capacity through our revolving credit loan facilities will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 15 months. We may also seek to raise capital from the opportunistic sale of equity from time to time, the proceeds of which may be used to reduce indebtedness under our credit facility. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. While management believes that we will be able to meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

Contractual Obligations

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of December 31, 2016. The following table does not include the obligations and commitments of Hearing Help Express.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Domestic credit facility	$3,218	$—	$3,218	$—	$—
Domestic term loan	5,250	1,000	4,250	—	—
Foreign overdraft and letter of credit facility	1,243	1,013	230	—	—
Pension and other postretirement benefit obligations	1,434	196	352	307	579
Operating leases	6,901	1,676	2,628	2,148	449
Total contractual obligations	$18,046	$3,885	$10,678	$2,455	$1,028

There are certain provisions in the underlying contracts that could accelerate our contractual obligations as noted above.

Foreign Currency Fluctuation

Generally, the effect of changes in foreign currencies on our results of operations is partially or wholly offset by our ability to make corresponding price changes in the local currency. From time to time, the impact of fluctuations in foreign currencies may have a material effect on the financial results of the Company. Foreign currency transaction amounts included in the statements of operation include losses of $128, $40 and $51 in 2016, 2015 and 2014, respectively. See Note 14 to the Company’s consolidated financial statements included herein.

Off-Balance Sheet Obligations

We had no material off-balance sheet obligations as of December 31, 2016 other than the operating leases disclosed above.

Related Party Transactions

For a discussion of related party transactions, see Note 18 to the Company’s consolidated financial statements included herein.

Litigation

For a discussion of litigation, see “Item 3. Legal Proceedings” and Note 17 to the Company’s consolidated financial statements included herein.

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

Revenue Recognition

For its body-worn device segment, the Company recognizes revenue when the customer takes ownership, primarily upon product shipment, and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. For its direct to consumer segment, the Company recognizes revenue after the customer trial period has ended (generally 60 days from shipment).

Body-worn device segment customers have 30 days to notify the Company if the product is damaged or defective. Beyond that, there are no significant obligations that remain after shipment other than warranty obligations. Contracts with customers do not include product return rights; however, the Company may elect in certain circumstances to accept returns of products. The Company records revenue for product sales net of returns. Sales and use tax are reported on a net basis. The Company defers recognition of revenue on discounts to customers if discounts are considered significant.

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

Goodwill and Intangible Assets

Goodwill is reviewed for impairment annually on November 30th of each year or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. Consistent with prior years, in 2016 the Company utilized the two-step impairment analysis and elected not to use the qualitative assessment or “step zero” approach. In the two-step impairment analysis, in step one, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying value, no further analysis is required and no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company would then complete step two in order to measure the impairment loss. In step two, the Company would calculate the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company would recognize an impairment loss, in the period identified, equal to the difference. The Company concluded that no impairment of goodwill or intangible assets existed as of November 30, 2016.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Company’s management believes that, as of December 31, 2016, the Company’s internal control over financial reporting was effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

IntriCon Corporation and Subsidiaries

Arden Hills, Minnesota

We have audited the accompanying consolidated balance sheets of IntriCon Corporation and Subsidiaries (the Company) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the years ended December 31, 2016, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of IntriCon Corporation and Subsidiaries as of December 31, 2016 and 2015 and the results of their operations and cash flows for the years ended December 31, 2016, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Baker Tilly Virchow Krause, LLP

Minneapolis, Minnesota

March 15, 2017

INTRICON CORPORATION
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

Year Ended December 31	2016	2015	2014

Sales, net	$68,009	$68,527	$67,094
Cost of sales	50,937	49,771	48,979
Gross profit	17,072	18,756	18,115

Operating expenses:
Sales and marketing	4,700	3,733	3,533
General and administrative	9,154	7,013	5,929
Research and development	4,688	4,279	4,291
Restructuring charges (Note 3)	132	—	83
Total operating expenses	18,674	15,025	13,836
Operating income (loss)	(1,602)	3,731	4,279

Interest expense	(553)	(369)	(461)
Other expense, net	(602)	(261)	(1)
Income (loss) from continuing operations before income taxes and discontinued operations	(2,757)	3,101	3,817
Income tax expense	217	19	428
Income (loss) from continuing operations before discontinued operations	(2,974)	3,082	3,389
Loss from discontinued operations and impairment, net of income taxes (Note 2)	(1,770)	(965)	(1,021)
Loss on sale of discontinued operations (Note 2)	—	—	(120)
Net income (loss)	(4,744)	2,117	2,248
Less: Loss allocated to non-controlling interest	(157)	(111)	—
Net income (loss) attributable to IntriCon shareholders	$(4,587)	$2,228	$2,248

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$(0.43)	$0.54	$0.59
Discontinued operations	(0.27)	(0.16)	(0.20)
Net income (loss) per share:	$(0.71)	$0.38	$0.39

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$(0.43)	$0.51	$0.56
Discontinued operations	(0.27)	(0.15)	(0.19)
Net income (loss) per share:	$(0.71)	$0.36	$0.37

Average shares outstanding:
Basic	6,497	5,907	5,791
Diluted	6,497	6,241	6,038

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31
	2016	2015	2014
Net income (loss)	$(4,744)	$2,117	$2,248
Interest rate swap, net of taxes of $0	22	(20)	3
Pension and postretirement obligations, net of taxes of $0	20	(195)	—
Foreign currency translation adjustment, net of taxes of $0	(335)	(104)	(74)
Comprehensive income (loss)	$(5,037)	$1,798	$2,177

 (See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	December 31,	December 31,
	2016	2015
At December 31,
Current assets:
Cash	$667	$367
Restricted cash	595	610
Accounts receivable, less allowance for doubtful accounts of $170 at December 31, 2016 and $135 at December 31, 2015	7,289	8,335
Inventories	12,343	13,635
Other current assets	957	856
Current assets of discontinued operations	123	1,086
Total current assets	21,974	24,889

Property, plant, and equipment	40,152	38,426
Less: Accumulated depreciation	33,546	31,717
Net machinery and equipment	6,606	6,709

Goodwill	10,555	9,551
Intangible Assets	2,920	—
Investment in partnerships	146	224
Other assets, net	1,557	480
Other assets of discontinued operations	—	33
Total assets (a)	$43,758	$41,886

Current liabilities:
Current maturities of long-term debt	$2,346	$1,908
Accounts payable	6,722	7,763
Accrued salaries, wages and commissions	2,413	2,466
Deferred gain	—	55
Other accrued liabilities	1,914	1,279
Liabilities of discontinued operations	123	116
Total current liabilities	13,518	13,587

Long-term debt, less current maturities	9,284	7,929
Other postretirement benefit obligations	501	542
Accrued pension liabilities	737	812
Other long-term liabilities	707	119
Total liabilities (a)	24,747	22,989
Commitments and contingencies (Note 17)
Equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 6,820 and 5,981 shares issued and outstanding at December 31, 2016 and December 31, 2015, respectively	6,820	5,981
Additional paid-in capital	21,383	17,721
Accumulated deficit	(8,633)	(4,046)
Accumulated other comprehensive loss	(1,014)	(721)
Total shareholders’ equity	18,556	18,935
Non-controlling interest	455	(38)
Total equity	19,011	18,897
Total liabilities and equity	$43,758	$41,886

(a) Assets of Hearing Help Express (HHE), a consolidated variable interest entity, that can only be used to settle obligations of HHE were $5,159 at December 31, 2016. Liabilities of HHE, for which creditors do not have recourse to the general credit of IntriCon, were $3,833 at December 31, 2016.

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)

	2016	2015	2014
Cash flows from operating activities:
Net income (loss)	$(4,744)	$2,117	$2,248
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,041	1,755	2,182
Stock-based compensation	685	579	457
Loss on impairment of assets of discontinued operations	796	—	—
Change in deferred gain	(55)	(110)	(110)
Loss on disposal of property, plant and equipment	55	—	—
Change in allowance for doubtful accounts	35	15	(4)
Equity in loss of partnerships	78	208	228
Amortization of debt issuance costs	57	—	—
Loss on sale of discontinued operations	—	—	120
Changes in operating assets and liabilities:
Accounts receivable	1,493	(842)	(2,183)
Inventories	1,813	(4,329)	(677)
Other assets	(741)	(13)	301
Accounts payable	(1,386)	1,588	626
Accrued expenses	(545)	(118)	(347)
Other liabilities	13	(186)	317
Net cash (used in) provided by operating activities	(405)	664	3,158

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	—	66
Proceeds of sale of discontinued operations	—	—	500
Purchase of PC Werth assets (Note 4)	—	(197)	—
Purchase of Hearing Help Express, net of cash received (Note 4)	(536)	—	—
Purchases of property, plant and equipment	(1,766)	(3,982)	(1,524)
Net cash used in investing activities	(2,302)	(4,179)	(958)

Cash flows from financing activities:
Proceeds from long-term borrowings	19,357	19,615	13,153
Repayments of long-term borrowings	(19,525)	(16,284)	(15,221)
Payment of debt issuance costs	(140)	—	—
Proceeds from equity offering, net of offering costs	3,678	—	—
Proceeds from employee stock purchases and exercise of stock options	138	340	165
Change in restricted cash	23	60	(32)
Net cash provided by (used in) financing activities	3,531	3,731	(1,935)

Effect of exchange rate changes on cash	(524)	(177)	(154)

Net increase in cash	300	39	111
Cash, beginning of year	367	328	217

Cash, end of year	$667	$367	$328

 (See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Statements of Equity
(In Thousands)

	Shareholders’ Equity
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance December 31, 2013	5,727	$5,727	$16,434	$(8,522)	$(331)	$—	$13,308
Exercise of stock options	100	100	(43)	—	—	—	57
Shares issued under the ESPP	16	16	84	—	—	—	100
Shares issued in lieu of cash for services	1	1	7	—	—	—	8
Stock-based compensation	—	—	457	—	—	—	457
Net income	—	—	—	2,248	—	—	2,248
Comprehensive loss	—	—	—	—	(71)	—	(71)
Balance December 31, 2014	5,844	$5,844	$16,939	$(6,274)	$(402)	$—	$16,107
Exercise of stock options	123	123	112	—	—	—	235
Shares issued under the ESPP	14	14	91	—	—	—	105
Stock-based compensation	—	—	579	—	—	—	579
Net Income (loss)	—	—	—	2,228	—	(111)	2,117
Investment by non-controlling interest	—	—	—	—	—	73	73
Comprehensive loss	—	—	—	—	(319)	—	(319)
Balance December 31, 2015	5,981	$5,981	$17,721	$(4,046)	$(721)	$(38)	$18,897
Exercise of stock options	16	16	11	—	—	—	27
Shares issued in equity offering	805	805	2,873	—	—	—	3,678
Shares issued under the ESPP	18	18	93	—	—	—	111
Stock-based compensation	—	—	685	—	—	—	685
Net loss	—	—	—	(4,587)	—	(157)	(4,744)
Investment by non-controlling interest	—	—	—	—	—	650	650
Comprehensive loss	—	—	—	—	(293)	—	(293)
Balance December 31, 2016	6,820	$6,820	$21,383	$(8,633)	$(1,014)	$455	$19,011

 (See accompanying notes to the consolidated financial statements)

IntriCon Corporation

Notes to Consolidated Financial Statements (In Thousands, Except Per Share Data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (together with its subsidiaries, referred to as the Company, we, us or our) is an international company engaged in designing, developing, engineering, manufacturing and distributing body-worn devices. The Company designs, develops, engineers, manufactures and distributes micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for the emerging value based hearing healthcare market, the medical bio-telemetry market and the professional audio communication market. In addition to its operations in the state of Minnesota, the Company has facilities in the state of Illinois, Singapore, Indonesia, the United Kingdom and Germany.

Basis of Presentation – In December 2016, the Company’s board of directors approved plans to discontinue its cardiac diagnostic monitoring business. The Company sold the cardiac diagnostic monitoring business on February 17, 2017 to Datrix LLC. On June 13, 2013, the Company announced a global restructuring plan to accelerate future growth and reduce costs. As part of the restructuring, the Company disposed of the assets relating to its security and certain microphone and receiver operations. For all periods presented, the Company classified these businesses as discontinued operations, and, accordingly, has reclassified historical financial data presented herein. See further information in Notes 2 and 3.

Consolidation – The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation.

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

Discontinued Operations – The Company records discontinued operations when the disposal of separately identified business unit constitutes a significant strategic shift in the Company’s operations.

Non-Controlling Interests – The Company owns 50 percent of earVenture and 20 percent of Hearing Help Express. The Company has consolidated the results of earVenture for all periods presented and Hearing Help Express from November 1, 2016 to December 31, 2016 based on the Company’s ability to control the operations of the entities and the likelihood that the Company bears the largest risk and reward of their financial results. The remaining ownership is accounted for as a non-controlling interest and reported as part of equity in the consolidated financial statements. The Company allocates gains and losses to the non-controlling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest. Changes in ownership interests are treated as equity transactions if the Company maintains control.

Segment Disclosures – A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. The Company has determined that the Company operates in two reportable segments, our body-worn device segment and our direct to consumer hearing health segment, as further described in Note 5.

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

Revenue Recognition –For its body-worn device segment, the Company recognizes revenue when the customer takes ownership, primarily upon product shipment, and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. For its direct to consumer segment, the Company recognizes revenue after the customer trial period has ended (generally 60 days from shipment).

Body-worn device segment customers have 30 days to notify the Company if the product is damaged or defective. Beyond that, there are no significant obligations that remain after shipment other than warranty obligations. Contracts with customers do not include product return rights; however, the Company may elect in certain circumstances to accept returns of products. The Company records revenue for product sales net of returns. Sales and use tax are reported on a net basis. The Company defers recognition of revenue on discounts to customers if discounts are considered significant.

In general, the Company warrants its products to be free from defects in material and workmanship and will fully conform to and perform to specifications for a period of one year. The Company develops a warranty reserve based on historical experience.

Shipping and Handling Costs –The Company includes shipping and handling revenues in sales and shipping and handling costs in cost of sales.

Fair Value of Financial Instruments – The carrying value of cash, accounts receivable, notes payable, and trade accounts payables approximate fair value because of the short maturity of those instruments. The fair values of the Company’s long-term debt obligations, pension and post-retirement obligations approximate their carrying values based upon current market rates of interest.

Concentration of Cash – The Company deposits its cash in what management believes are high credit quality financial institutions. The balance, at times, may exceed federally insured limits.

Restricted Cash – Restricted cash consists of deposits required to secure a credit facility at our Singapore location and deposits required to fund retirement related benefits for certain employees.

Accounts Receivable – The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. The allowance for doubtful accounts balance was $170 and $135 as of December 31, 2016 and 2015, respectively.

Inventories – Inventories are stated at the lower of cost or market. The cost of the inventories is determined by the first-in, first-out method.

Property, Plant and Equipment – Property, plant and equipment are carried at cost. Depreciation is computed on a straight-line basis using estimated useful lives of 5 to 40 years for buildings and improvements and 3 to 12 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Improvements are capitalized and expenditures for maintenance, repairs and minor renewals are charged to expense when incurred. At the time assets are retired or sold, the costs and accumulated depreciation are eliminated and the resulting gain or loss, if any, is reflected in the consolidated statement of operations. Depreciation expense was $1,870, $1,524 and $1,955 for the years ended December 31, 2016, 2015, and 2014, respectively.

Intangible Assets – Definite-lived intangible assets consist of various acquired Hearing Help Express trademarks and customer relationships which are amortized over eighteen to twenty years.

Impairment of Long-lived Assets and Long-lived Assets to be Disposed of – The Company reviews its long-lived assets, certain identifiable intangibles, and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2016, the Company has determined that no impairment of long-lived assets from continuing operations exists.

Goodwill is reviewed for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The Company utilizes the two-step impairment analysis and elected not to use the qualitative assessment or “step zero” approach. In the two-step impairment analysis, in step one, the fair value of each reporting unit is compared to its carrying value, including goodwill. If the fair value exceeds the carrying value, no impairment loss is recognized. If the carrying value exceeds the fair value, the goodwill of the reporting unit is potentially impaired and the Company completes step two in order to measure the impairment loss. In step two, the Company calculates the implied fair value of goodwill by deducting the fair value of all tangible and intangible net assets (including unrecognized intangible assets) of the reporting unit from the fair value of the reporting unit. If the implied fair value of goodwill is less than the carrying value of goodwill, the Company recognizes an impairment loss, in the period identified, equal to the difference. The Company has concluded that no impairment of goodwill or intangible assets occurred during the year ended December 31, 2016.

Other assets, net – The principal amounts included in other assets, net are technology fees. Amortization expense was $159, $231 and $227 for the years ended December 31, 2016, 2015, and 2014, respectively.

Investments in Partnerships – Certain of the Company’s investments in equity securities are long-term, strategic investments in companies. In certain circumstances, the Company accounts for these investments under the equity method of accounting. Under the equity method the Company records the investment at the amount the Company paid and adjusts for the Company’s share of the investee’s income or loss and dividends paid. The investments are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be recoverable. To date there have been no impairment losses recognized.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to the extent the future benefit from the deferred tax assets realization is more likely than not unable to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2016 the Company had no accrual for the payment of tax related interest and there was no tax interest or penalties recognized in the consolidated statements of operations. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2003-2005 and 2009-2016.

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

Stock Option and Equity Plans – Under the Company stock-based compensation plans, executives, employees and outside directors receive awards of options to purchase common stock. Under all awards, the terms are fixed at the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years. The plans also permits the granting of stock awards, stock appreciation rights, restricted stock units and other equity based awards. The Company expenses grant-date fair values of stock options and awards ratably over the vesting period of the related share-based award.

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

Research and Development Costs – Research and development costs, net of customer funding, amounted to $4,688, $4,279, and $4,291 in 2016, 2015 and 2014, respectively, and are charged to expense when incurred, net of customer funding. The Company accrues proceeds received under governmental grants when earned and estimable as a reduction to research and development expense.

Customer Funded Tooling Costs – The Company designs and develops molds and tools for reimbursement on behalf of several customers. Costs associated with the design and development of the molds and tools are charged to expense, net of the customer reimbursement amount. Net customer funded tooling resulted in income of $102, $121 and $140 for the years ended December 31, 2016, 2015 and 2014, respectively, and is included in cost of goods sold in the consolidated statements of operations.

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

New Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-04 “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This new standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. The amendments in this update are effective for annual impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on or after January 1, 2017. The Company does not anticipate that the adoption of this new standard will have a material impact on its consolidated financial statements.

In February 2016, the FASB issued its final standard on accounting for leases. This standard, issued as ASU 2016-02, requires that an entity that is a lessee recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. This update is effective for financial statement periods beginning after December 15, 2018, with earlier application permitted. The Company has not yet determined the impact of this pronouncement on its consolidated financial statements and related disclosures.

In March 2016, the FASB issued ASU No. 2016-07, “Investments – Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” Among other things, the amendments in ASU 2016-07 eliminate the requirement that when an investment qualifies for use of the equity method as a result of an increase in the level of ownership interest or degree of influence, an investor must adjust the investment, results of operations, and retained earnings retroactively on a step-by-step basis as if the equity method had been in effect during all previous periods that the investment had been held. The amendments require that the equity method investor add the cost of acquiring the additional interest in the investee to the current basis of the investor’s previously held interest and adopt the equity method of accounting as of the date the investment becomes qualified for equity method accounting. Therefore, upon qualifying for the equity method of accounting, no retroactive adjustment of the investment is required. The amendments require that an entity that has an available-for-sale equity security that becomes qualified for the equity method of accounting recognize through earnings the unrealized holding gain or loss in accumulated other comprehensive income at the date the investment becomes qualified for use of the equity method. The amendments are effective for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The amendments should be applied prospectively upon their effective date to increases in the level of ownership interest or degree of influence that result in the adoption of the equity method. Early adoption is permitted. The Company has determined the impact of this pronouncement on its consolidated financial statements and related disclosures to be immaterial.

In March 2016, the FASB issued its final standard on simplifying the accounting for share-based payment awards. This standard, issued as ASU 2016-09, simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification on the statement of cash flows, and accounting for forfeitures. This update is effective for financial statement periods beginning after December 15, 2016, with early adoption permitted. The Company has determined the impact of this pronouncement on its consolidated financial statements and related disclosures to be immaterial.

In November 2015, the FASB issued ASU 2015-17, Income Taxes (Topic 740) Related to the Balance Sheet Classification of Deferred Taxes which will require entities to present deferred tax assets (DTAs) and deferred tax liabilities (DTLs) as noncurrent in a classified balance sheet. The ASU simplifies the current guidance (ASC 740-10-45-4), which requires entities to separately present DTAs and DTLs as current and noncurrent in a classified balance sheet. The ASU is effective for annual reporting periods beginning on or after December 15, 2016, and interim periods within those annual periods. The Company has determined the impact of this pronouncement on its consolidated financial statements and related disclosures to be immaterial.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330) Related to Simplifying the Measurement of Inventory which applies to all inventory except inventory that is measured using last-in, first-out (“LIFO”) or the retail inventory method. Inventory measured using first-in, first-out (“FIFO”) or average cost is covered by the new amendments. Inventory within the scope of the new guidance should be measured at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using LIFO or the retail inventory method. The amendments will take effect for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The new guidance should be applied prospectively, and earlier application is permitted as of the beginning of an interim or annual reporting period. The Company has determined the impact of this pronouncement on its consolidated financial statements and related disclosures to be immaterial.

In April 2015, the FASB issued ASU No. 2015-03, Simplifying the Presentation of Debt Issuance Costs. ASU 2015-03 amends existing guidance to require the presentation of debt issuance costs in the balance sheet as a deduction from the carrying amount of the related debt liability instead of a deferred charge. It is effective for annual reporting periods beginning after December 15, 2015, but early adoption is permitted. The Company implemented this ASU in 2016 which had an immaterial effect.

In 2015, the FASB issued ASU No. 2015-05, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Fees Paid in a Cloud Computing Arrangement. The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. The amendments do not change the accounting for a customer’s accounting for service contracts. As a result of the amendments, all software licenses within the scope of Subtopic 350-40 will be accounted for consistent with other licenses of intangible assets. The Company has determined the impact of this pronouncement on its consolidated financial statements and related disclosures to be immaterial.

In May 2014, the FASB issued new accounting guidance related to revenue recognition. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has established a timeline related to the implementation of the standard and believes the timeline is sufficient to implement the new standard. We are currently assessing the impact on the Company’s consolidated financial statements.

In 2014, the FASB issued Accounting Standards Update (“ASU”) No. 2014-15, ‘Presentation of Financial Statements-Going Concern (Subtopic 205-40): Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern, intended to define management’s responsibility to evaluate whether there is substantial doubt about an organization’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the Company in the year ended December 31, 2016, and interim periods beginning March 31, 2017, with early application permitted. The Company has determined the impact of this pronouncement on its consolidated financial statements and related disclosures to be immaterial.

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

The Company recorded a loss on the sale of $120. The net loss was computed as follows:

Accounts receivable, net	$384
Inventory, net	128
Property, plant and equipment, net	127
Other assets	1
Accounts payable	(69)
Net assets sold	$571
Cash proceeds received from Sierra Peaks	500
Net assets sold	(571)
Transaction costs	(49)
Loss on sale of discontinued operations, net of income taxes	$(120)

The following table shows the results of microphone and receiver discontinued operations:

	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014

Sales, net	$—	$—	$207
Operating costs and expenses	—	—	(357)
Loss on impairment	—	—	—
Operating loss	—	—	(150)
Other income, net	—	—	—
Net loss from discontinued operations	$—	$—	$(150)

In December 2016, the Company’s board of directors approved plans to discontinue its cardiac diagnostic monitoring business. The Company sold the cardiac diagnostic monitoring business on February 17, 2017 to Datrix, LLC.

The following table shows the cardiac diagnostic monitoring business balance sheets as of December 31, 2016 and 2015:

	December 31,	December 31,
	2016	2015
Accounts receivable, net	$123	$243
Inventory	—	837
Other current assets	—	6
Current assets of discontinued operations	$123	$1,086

Other assets	—	33
Other assets of discontinued operations	$—	$33

Accounts payable	22	22
Accrued compensation and other liabilities	101	94
Current liabilities of discontinued operations	$123	$116

The following table shows the results of the cardiac diagnostic monitoring discontinued operations:

	Year Ended
	December 31,	December 31,	December 31,
	2016	2015	2014

Sales, net	$1,161	$1,212	$1,209
Operating costs and expenses	(2,135)	(2,177)	(2,080)
Loss on impairment	(796)	—	—
Net loss from discontinued operations	(1,770)	(965)	(871)

In 2016, the Company evaluated the cardiac diagnostic monitoring business for impairment and recorded non-cash impairment charges of $796.

In determining the nonrecurring fair value measurements of the impairment of other short and long-term assets, the Company utilized the market value approach. Based on the market value assessment, the Company determined fair values for the identified assets and incurred impairment charges for the remaining book value of the assets during the year ended December 31, 2016 as set forth in the table below. These charges were reflected in the Company’s discontinued operations in 2016.

	Fair value as of measurement date	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Impairment Charge
Accounts Receivable	$123	$—	$—	$175	$52
Inventory	—	—	—	726	726
Other Assets	—	—	—	18	18

3. RESTRUCTURING CHARGES

On June 13, 2013, the Company announced a global strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas and reduce costs. The plan was approved by the Company’s Board of Directors on June 12, 2013. As part of this plan, the Company: reduced investment in certain non-core professional audio communications product lines; transferred specific product lines from Singapore to the Company’s lower-cost manufacturing facility in Batam, Indonesia; reduced global administrative and support workforce; transferred the medical coil operations from the Company’s Maine facility to Minnesota to better leverage existing manufacturing capacity; sold its remaining security, microphone and receiver operations; added experienced professionals in value based hearing healthcare; and focused more resources in medical biotelemetry. During 2016, 2015 and 2014, the Company incurred restructuring charges of $0, $0 and $83, respectively, primarily related to employee termination benefits, from the restructuring of its continuing operations. The Company does not expect to incur any additional cash charges related to this restructuring.

During 2016, the Company incurred restructuring charges of $132, related to IntriCon UK Limited facility moving costs. The Company does not expect to incur any additional cash charges related to this restructuring.

4. ACQUISTIONS

Acquisition of Hearing Help Express

In October 2016, the Company purchased 20 percent of Hearing Help Express (HHE). The Company paid a total of $693. Based on the facts and circumstances surrounding the management of the business and the funding of working capital needs, the Company determined the guidance in ASC 810 applied based on the Company’s ability to control the operations of Hearing Help Express and the likelihood that the Company bears the largest risk and reward of its financial results. The Company has consolidated Hearing Help Express in the Company’s consolidated financial statements.

The Company accounted for the transaction as a business combination in the fourth quarter of 2016. The transaction allows the Company entry into the sale of products directly to consumers in the United States. In accordance with ASC 805, the purchase price is being allocated based on estimates of the fair value of assets acquired and liabilities assumed.

The purchase price was allocated as follows:

Cash	$157
Inventory	341
Accounts Receivable	333
Property, Plant and Equipment	9
Intangible Assets	2,920
Goodwill	1,004
Other Assets	500
Note Payable	(2,000)
Deferred Revenue	(717)
IRS Note	(461)
Non-Controlling Interest	(650)
Other Payables	(743)
$693

Additionally, the Company had an option to purchase the remaining 80% of the business for $650 plus an earn-out that has been valued at $185 and exercised the option on January 17, 2017. The transaction is expected to close in the first half of 2017, subject to customary closing conditions.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The establishment of goodwill was primarily due to the expected revenue growth that is attributable to increased market penetration from future customers.

The Company has recognized additional revenue of $1,025 and losses of approximately $3 relating to the sales of the hearing devices and accessories from October 19, 2016 through December 31, 2016.

Acquisition costs of $216 were incurred and recorded during the year ended December 31, 2016 and are included in other expenses, net in the consolidated statements of operations. We consider the majority of the acquisition costs to be of the non-operating, miscellaneous nature, as they were incurred as part of a non-operating activity, a business acquisition

Acquisition of Assets of PC Werth

On November 3, 2015, the Company acquired the assets of PC Werth Ltd, a leading supplier of hearing healthcare products and equipment to the United Kingdom’s National Health Service (NHS), through its IntriCon UK subsidiary. Under the terms of the agreement, the Company paid PC Werth Ltd a total of $197 in cash and assumed payables of $393.

The Company accounted for the transaction as a business combination in the fourth quarter of 2015. In accordance with ASC 805, the purchase price is being allocated based on estimates of the fair value of assets acquired and liabilities assumed.

The purchase price was allocated as follows:

Inventory	$155
Property, Plant and Equipment	39
Intellectual Property	39
Goodwill	357
Payables	(393)
$197

Goodwill represents the excess of the purchase price for the PC Werth acquisition over the fair value of the net tangible and intangible assets acquired. The establishment of goodwill was primarily due to the expected revenue growth that is attributable to increased market penetration from future customers.

The Company has recognized additional revenue of $414 and net losses of approximately $265 relating to the sales of the hearing devices and accessories from November 2015 through December 31, 2015.

Acquisition costs of $143 were primarily incurred and recorded during the year ended December 31, 2015 and are included in other expenses, net in the consolidated statements of operations. We consider the majority of the acquisition costs to be of the non-operating, miscellaneous nature, as they were incurred as part of a non-operating activity, a business acquisition.

Unaudited Supplemental Pro Forma Financial Information

The following unaudited supplemental pro forma information combines the Company’s results with those of PC Werth Ltd (predecessor to IntriCon UK) and Hearing Help Express as if the acquisitions had occurred at the beginning of each of the periods presented. The Company notes Hearing Help Express’s earnings were not included within the pro forma table below for 2015 and 2014 as this company was in bankruptcy and these years were not reflective of the normal operations of Hearing Help Express. This unaudited pro forma information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported for the periods presented had the acquisitions been completed at the beginning on each of the periods presented, and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

	December 31,	December 31,	December 31
Unaudited	2016	2015	2014
Revenue	$73,828	$80,698	$79,951
Net earnings attributable to IntriCon Shareholders	(4,749)	955	1,563
Net earnings per share
Basic	$(0.73)	$0.16	$0.27
Diluted	$(0.73)	$0.15	$0.26

The Company believes the above historical pro forma results are not indicative of what future results of IntriCon UK and Hearing Help Express could be due to both companies being purchased out of bankruptcy and due to the many usual and infrequent charges that occurred for both of these companies during the periods noted above.

5. SEGMENT REPORTING

The Company currently operates in two reportable segments: body-worn devices and hearing health direct to consumer. The nature of distribution and services has been deemed separately identifiable. Therefore, segment reporting has been applied.

Income (loss) from operations is total revenues less cost of sales and operating expenses. Identifiable assets by industry segment include assets directly identifiable with those operations. The accounting policies applied to determine segment information are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of each segment based on income and loss from operations before income taxes. The following table summarizes data by industry segment:

At and for the Year Ended December 31, 2016	Body Worn Devices	Hearing Health Direct- to-Consumer	Total
Revenue, net	$66,984	$1,025	$68,009
Income (loss) from operations	(2,957)	(17)	(2,974)
Identifiable assets (excluding goodwill)	29,048	4,155	33,203
Goodwill	9,551	1,004	10,555
Depreciation and amortization	2,041	—	2,041
Capital expenditures	1,766	—	1,766

At and for the Year Ended December 31, 2015	Body Worn Devices	Hearing Health Direct- to-Consumer	Total
Revenue, net	$68,527	$—	$68,527
Income (loss) from operations	3,082	—	3,082
Identifiable assets (excluding goodwill)	32,335	—	32,335
Goodwill	9,551	—	9,551
Depreciation and amortization	1,755	—	1,755
Capital expenditures	3,982	—	3,982

6. GEOGRAPHIC INFORMATION

The geographical distribution of long-lived assets, consisting of property, plant and equipment and net sales to geographical areas as of and for the years ended December 31, 2016 and 2015 is set forth below:

Long-lived Assets, Net

	December 31,	December 31,
	2016	2015
United States	$4,640	$5,125
Singapore	1,413	1,272
Other – primarily United Kingdom and Indonesia	553	312
Consolidated	$6,606	$6,709

Long-lived assets consist of property and equipment. Excluded from long-lived assets are investments in partnerships, patents, license agreements, intangible assets and goodwill. The Company capitalizes long-lived assets pertaining to the production of specialized parts. These assets are periodically reviewed to assure the net realizable value from the estimated future production based on forecasted cash flows exceeds the carrying value of the assets.

Net Sales to Geographical Areas

	Year Ended December 31
Net Sales to Geographical Areas	2016	2015	2014

United States	$47,460	$49,687	$48,769
Europe	11,019	6,634	6,834
Asia	8,187	10,901	9,641
All other countries	1,343	1,305	1,850
Consolidated	$68,009	$68,527	$67,094

Geographic net sales are allocated based on the location of the customer.

One customer accounted for 40 percent, 43 percent and 37 percent of the Company’s consolidated net sales in 2016, 2015 and 2014, respectively. During 2016, 2015 and 2014, the top five customers accounted for approximately 59 percent, 61 percent and 58 percent of the Company’s consolidated net sales, respectively.

At December 31, 2016, two customers accounted for a combined 31 percent of the Company’s consolidated accounts receivable. Two customers accounted for a combined 27 percent of the Company’s consolidated accounts receivable at December 31, 2015.

7. GOODWILL

The Company performed its annual goodwill impairment test as of November 30th for each of the years ended December 31, 2016, 2015 and 2014. The Company completed an analysis to assess the fair value of its reporting units to determine whether goodwill was impaired and the extent of such impairment, if any for the years ended December 31, 2016, 2015 and 2014. Based upon this analysis, the Company has concluded that no impairment of goodwill or intangible assets occurred during the years ended December 31, 2016, 2015 and 2014.

The changes in the carrying amount of goodwill for the years presented are as follows:

Carrying amount at December 31, 2013	9,194
Changes to the carrying amount	—
Carrying amount at December 31, 2014	9,194
Acquisition of assets of PC Werth (Note 4)	357
Carrying amount at December 31, 2015	9,551
Acquisition of equity interest of Hearing Help Express (Note 4)	1,004
Carrying amount at December 31, 2016	$10,555

8. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	December 31,
	2016	2015
Trademark	$1,370	$—
Customer List	1,550	—
Total, net of accumulated amortization	$2,920	$—

The definite-lived intangible assets consist of various acquired Hearing Help Express trademarks and customer relationships. The asset life of trademarks is 20 years and the life of the customer list is 18 years. The annual amortization expense for the trademark and customer list will be $155.

9. INVENTORIES

Inventories consisted of the following:

	Raw materials	Work-in process	Finished products and components	Total

December 31, 2016
Domestic	$5,731	$1,324	$2,609	$9,664
Foreign	1,751	284	644	2,679
Total	$7,482	$1,608	$3,253	$12,343

December 31, 2015
Domestic	$6,201	$1,636	$2,347	$10,184
Foreign	2,472	636	343	3,451
Total	$8,986	$2,342	$2,690	$13,635

10. SHORT AND LONG-TERM DEBT

Short and long-term debt at December 31, 2016 and 2015 was as follows:

	December 31, 2016	December 31, 2015
Domestic asset-based revolving credit facility	$3,218	$4,674
Note payable	2,000	—
Foreign overdraft and letter of credit facility	1,243	913
Domestic term loan	5,250	4,250
Unamortized finance costs	(81)	—
Total debt	11,630	9,837
Less: Current maturities	(2,346)	(1,908)
Total long-term debt	$9,284	$7,929

	Payments Due by Year
	2017	2018	2019	2020	Thereafter	Total
Domestic credit facility	$—	$—	$3,218	$—	$—	$3,218
Domestic term loan	1,000	1,000	3,250	—	—	5,250
Note payable	333	667	667	333	—	2,000
Foreign overdraft and letter of credit facility	1,013	230	—	—	—	1,243
Total debt	$2,346	$1,897	$3,917	$333	$—	$11,711

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with The PrivateBank and Trust Company. The credit facility, as amended through December 31, 2016, provides for:

■	a $9,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

■	a term loan in the original amount of $6,000.

In August 2016, the Company and its domestic subsidiaries entered into an Ninth Amendment to the Loan and Security Agreement and Waiver with The PrivateBank and Trust Company. The amendment, among other things:

■	amended the definition of EBITDA to permit the add back of certain transactions expenses and expense reductions;

■	amended the funded debt to EBITDA and fixed charge coverage covenants; and

■	waived a default in the funded debt to EBITDA covenant as of June 30, 2016.

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

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on the Company’s leverage ratio of funded debt / EBITDA, at the option of the Company, at:

■	the London InterBank Offered Rate (“LIBOR”) plus 2.50% to 4.00%, or

■	the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus 0.00% to 1.25% ; in each case, depending on the Company’s leverage ratio.

Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans. IntriCon is also required to pay a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

Weighted average interest on our domestic credit facilities was 4.36%, 3.68%, and 4.51% for 2016, 2015, and 2014, respectively.

The outstanding balance of the revolving credit facility was $3,218 and $4,674 at December 31, 2016 and 2015, respectively. The total remaining availability on the revolving credit facility was approximately $5,121 and $3,326 at December 31, 2016 and 2015, respectively.

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

The borrowers are subject to various covenants under the credit facility, including a maximum funded debt to EBITDA, a minimum fixed charge coverage ratio and maximum capital expenditure financial covenants. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things: incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equity holders; purchase or redeem any of its equity interests or any warrants, options or other rights to equity; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; make payment on or changes to any subordinated debt; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. On March 9, 2017, the Company entered into an amendment with The PrivateBank to waive certain covenant violations at December 31, 2016 and reset certain financial covenant thresholds set forth in the credit facility. After giving effect to the waiver, the Company was in compliance with all applicable covenants under the credit facility as of December 31, 2016.

During 2014, the Company entered into interest rate swaps with The PrivateBank which are accounted for as effective cash flow hedges. The interest rate swaps had a combined initial notional amount of $3,750, with a portion of the swap amortizing on a basis consistent with the $250 quarterly installments required under the term loan. The interest rate swaps fix the Company’s one month LIBOR interest rate on the notional amounts at rates ranging from 0.80% - 1.45%. We hold a right to cancel the interest rate swaps starting August 31, 2016. Interest rate swaps, which are considered derivative instruments, of $19 and $41 are reported in the consolidated balance sheets at fair value in other current liabilities at December 31, 2016 and 2015.

The debt issuance costs are being amortized over the related term utilizing the effective interest method and are included in interest expense and long-term debt and are being amortized over their estimated useful life on a straight-line basis. Debt issuance cost included in interest expense was $57, $72 and $56 for the years ended December 31, 2016, 2015, and 2014, respectively

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.50%, 3.37% and 4.50% for the years ended December 31, 2016, 2015 and 2014. The outstanding balance was $1,243 and $913 at December 31, 2016 and 2015, respectively. The loans are collateralized by IntriCon, PTE’s restricted cash and receivables. The total remaining availability on the international senior secured credit agreement was approximately $455 and $817 at December 31, 2016 and 2015, respectively.

Note Payable

Hearing Help Express has a $2,000 note payable to a party holding 80% of its equity interest. The note is secured by substantially all of the assets of Hearing Help Express. The note is payable over 48 months in quarterly installments with interest at 5% per year, except that interest only will be paid in the first twelve months, with the deferred payments to be made at maturity.

11. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31:

	2016	2015
Accrued professional fees	$63	$173
Pension	93	93
Postretirement benefit obligation	103	103
Deferred revenue - direct to consumer	614	—
Other	1,041	910
	$1,914	$1,279

12. DOMESTIC AND FOREIGN INCOME TAXES

Domestic and foreign income taxes (benefits) were comprised as follows:

	Year Ended December 31
	2016	2015	2014
Current
Federal	$62	$—	$—
State	13	—	—
Foreign	178	27	428
Total Current	$253	$27	$428

Deferred
Federal	(26)	—	—
State	—	—	—
Foreign	(10)	(8)	—
Income Tax Expense	$217	$19	$428

Income (loss) from continuing operations before income taxes and discontinued operations
Foreign	661	1,792	2,402
Domestic	(3,418)	1,309	1,415
	$(2,757)	$3,101	$3,817

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate based on income (loss):

	Year Ended December 31
	2016	2015	2014
Tax provision at statutory rate	34.00%	34.00%	34.00%
Change in valuation allowance	(46.42)	(20.08)	(10.74)
Impact of permanent items, including stock based compensation expense	(7.93)	(21.33)	15.58
Effect of foreign tax rates	2.49	7.82	(17.14)
State taxes net of federal benefit	5.05	1.92	(3.67)
Effect of dividend of foreign subsidiary in prior year	(3.85)	5.18	3.74
Prior year provision to return true-up	10.60	(6.70)	(9.75)
Non-controlling interest	(1.77)	1.22	—
Other	(0.03)	(1.40)	(6.08)
Domestic and foreign income tax rate	(7.86)%	0.63%	5.94%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2016, and 2015 are presented below:

	Year Ended December 31
	2016	2015
Deferred tax assets:

Net operating loss carry forwards and credits	$12,043	$7,931
Inventory	650	563
Compensation accruals	1,447	1,273
Accruals and reserves	89	113
Credits	251	236
Other	459	212
Total Deferred tax assets	14,939	10,328

Less: valuation allowance	(13,253)	(9,810)

Deferred tax assets net of valuation allowance	$1,686	$518

Deferred tax liabilities
Depreciation and amortization	(1,424)	(156)

Undistributed earnings of foreign subsidiary	(194)	(319)
Total deferred tax liabilities	(1,618)	(475)
Net deferred tax	$68	$43

The valuation allowance is maintained against deferred tax assets which the Company has determined are more likely than not to be unrealized. The change in valuation allowance was $(3,443), $(291), and $59 for the years ended December 31, 2016, 2015 and 2014, respectively. For tax reporting purposes, the Company has actual federal and state net operating loss carryforwards of $32,019 and $15,759, respectively. These net operating loss carryforwards begin to expire in 2022 for federal tax purposes and 2017 for state tax purposes. Subsequently recognized tax benefits, if any, related to the valuation allowance for deferred tax assets or realization of net operating loss carryforwards will be reported in the consolidated statements of operations. If substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that are available to be utilized.

Excluded from the Company’s net operating loss carryforwards is $438 resulting from the exercise of non-qualified stock options. Because the Company is currently in an NOL position, the windfall is not recorded through additional paid-in capital until the tax benefit is recognized through a reduction in actual tax payments.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has analyzed all tax positions for which the statute of limitations remains open. As a result of the assessment, the Company has not recorded any liabilities for unrecognized income tax benefits or retained earnings. The Company does not have any unrecognized tax benefits as of December 31, 2016, 2015 and 2014.

The Company recognizes penalties and interest accrued related to liability on unrecognized tax benefits in income tax expense for all periods presented. As of December 31, 2016 and 2015 the Company has no amounts accrued for the payment of interest and penalties.

13. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan for most of its domestic employees. Under these plans, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plans. The Company contributions to these plans were $212, $341 and $271 for the years ended December 31, 2016, 2015 and 2014.

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

The following table presents the amounts recognized in the Company’s consolidated balance sheets at December 31, 2016 and 2015 for post-retirement medical benefits:

	2016	2015
Change in Projected Benefit Obligation:
Projected benefit obligation at January 1	$645	$588
Interest cost	27	25
Actuarial loss	24	134
Participant contributions	23	25
Benefits paid	(115)	(127)
Projected benefit obligation at December 31	604	645
Change in fair value of plan assets:
Employer contributions	92	102
Participant contributions	23	25
Benefits paid	(115)	(127)
Funded status	(604)	(645)
Current liabilities	103	103
Noncurrent liabilities	501	542
Net amount recognized	604	645
Amount recognized in other comprehensive income	—	—
Unrecognized net actuarial gain	—	—
Total	$—	$—

Accrued post-retirement medical benefit costs are classified as other post-retirement benefit obligations as of December 31, 2016 and 2015.

Net periodic post-retirement medical benefit costs for 2016, 2015, and 2014 included the following components:

For measurement purposes, a 5.9% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2016; the rate was assumed to decrease gradually to 4.6% by the year 2066 and remain at that level thereafter. The difference in the health care cost trend rate assumption may have a significant effect on the amounts reported.

The assumptions used for the years ended December 31 were as follows:

	2016	2015	2014
Annual increase in cost of benefits	5.9%	7.0%	7.0%
Discount rate used to determine year-end obligations	3.3%	4.5%	4.5%
Discount rate used to determine year-end expense	4.5%	4.5%	4.5%

In addition to the post-retirement medical benefits, the Company provides retirement related benefits to certain former executive employees and to certain employees of foreign subsidiaries. The liabilities established for these benefits at December 31, 2016 and 2015 are illustrated below.

	2016	2015
Current portion	$93	$93
Long-term portion	737	805
Total liability at December 31	$830	$898

The Company calculated the fair values of the pension plans above utilizing a discounted cash flow, using standard life expectancy tables, annual pension payments, and a discount rate of 4.5%.

Employer benefit payments (medical and pension), which reflect expected future service, are expected to be paid in the following years:

2017	$196
2018	182
2019	170
2020	159
2021	148
Years 2022-2028	579

14. CURRENCY TRANSLATION AND TRANSACTION ADJUSTMENTS

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

Foreign currency transaction amounts included in the consolidated statements of operations include a loss of $128, $40 and $51 in 2016, 2015 and 2014, respectively.

15. COMMON STOCK AND STOCK OPTIONS

The Company has a 2006 Equity Incentive Plan and a 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan, which was approved by the shareholders on April 24, 2015, replaced the 2006 Equity Incentive Plan. New grants may not be made under the 2006 plan; however certain option grants under these plans remain exercisable as of December 31, 2016. The aggregate number of shares of common stock for which awards could be granted under the 2015 Equity Incentive Plan as of the date of adoption was 500 shares. Additionally, as outstanding options under the 2006 plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2015 Equity Incentive Plan.

Under the plans, executives, employees and outside directors receive awards of options to purchase common stock. The Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of December 31, 2016. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2015 equity incentive plan. The director program gives each non-employee director the right under the 2015 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. No shares were issued under the director program for any of the years ended December 31, 2016, 2015 and 2014.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2015 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There was 1 share purchased under the management purchase program during the year ended December 31, 2014 and no shares purchased under the program during the years ended December 31, 2016 and 2015.

Stock option activity during the periods indicated is as follows:

		Weighted-average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at December 31, 2013	1,407	$5.75
Options forfeited or cancelled	(63)	7.87
Options granted	174	4.99
Options exercised	(205)	3.74
Outstanding at December 31, 2014	1,313	5.86
Options granted	170	7.14
Options exercised	(159)	3.12
Outstanding at December 31, 2015	1,324	6.36
Options forfeited or cancelled	(70)	5.75
Options granted	192	7.11
Options exercised	(61)	5.22

Outstanding at December 31, 2016	1,385	$6.54	$1,774

Exercisable at December 31, 2015	989	$6.50	$2,076

Exercisable at December 31, 2016	1,025	$6.45	$1,615

Available for future grant at December 31, 2016	404

The number of shares available for future grant at December 31, 2016, does not include a total of up to 1,151 shares subject to options outstanding under the 2006 plan which will become available for grant under the 2015 Equity Incentive Plan in the event of the expiration of such options.

The weighted-average remaining contractual term of options exercisable and outstanding at December 31, 2016 was 5.33 and 4.21 years. The total intrinsic value of options exercised during fiscal 2016, 2015 and 2014, was $76, $630 and $635, respectively.

The weighted-average per share grant date fair value of options granted was $4.17, $4.50 and $3.28, in 2016, 2015 and 2014, respectively, using the Black-Scholes option-pricing model.

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2016	2015	2014
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	61.66 - 66.45%	65.15 - 72.81%	75.03 - 75.59%
Risk-free interest rate	1.36-2.00%	1.42-1.88%	2.00-2.07%
Expected life (years)	6.0	6.0	6.0

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

The Company currently estimates a zero percent forfeiture rate for stock options and regularly reviews this estimate.

The risk-free rates for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recorded $685, $579, and $457 of non-cash stock option expense for the years ended December 31, 2016, 2015 and 2014, respectively. There were 55 stock options that were exercised using a cashless method of exercise for the year ended December 31, 2016. As of December 31, 2016, there was $880 of total non-cash stock option expense related to non-vested awards that is expected to be recognized over a weighted-average period of 1.71 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 18, 14, and 16 shares purchased under the Purchase Plan during the years ended December 31, 2016, 2015 and 2014, respectively.

On May 18, 2016, the Company completed a public offering and sale of 805 shares of common stock. The net proceeds from this offering, after deducting underwriting discounts and offering expenses, totaled approximately $3,678 and were used for working capital and general corporate purposes

16. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year Ended December 31
	2016	2015	2014
Numerator:
Income (loss) from continuing operations before discontinued operations	$(2,974)	$3,082	$3,389

Loss from discontinued operations, net of income taxes	(1,770)	(965)	(1,141)

Net income (loss)	(4,744)	2,117	2,248

Less: Loss allocated to non-controlling interest	(157)	(111)	—

Net Income (loss) attributable to shareholders	$(4,587)	$2,228	$2,248

Denominator:
Basic – weighted shares outstanding	6,497	5,907	5,791
Weighted shares assumed upon exercise of stock options	—	334	247

Diluted – weighted shares outstanding	6,497	6,241	6,038

Basic income (loss) per share attributable to shareholders:
Continuing operations	$(0.43)	$0.54	$0.59
Discontinued operations	(0.27)	(0.16)	(0.20)
Net income (loss) per share:	$(0.71)	$0.38	$0.39

Diluted income (loss) per share attributable to shareholders:
Continuing operations	$(0.43)	$0.51	$0.56
Discontinued operations	(0.27)	(0.15)	(0.19)
Net income (loss) per share:	$(0.71)	$0.36	$0.37

The Company excluded all stock options, including 37 in the money options, in 2016 from the computation of the diluted income per share because their effect would have been anti-dilutive due to the Company’s net loss in the period. The Company excluded in the money stock options of 71 and 21 in 2015 and 2014, respectively, from the computation of the diluted income per share because their effect would be anti-dilutive. For additional disclosures regarding the stock options, see Note 15.

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

The Company’s former wholly owned French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the completion of the French insolvency proceeding, including liabilities under guarantees aggregating approximately $410.

The Company is also involved from time to time in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect our consolidated financial position, liquidity or results of operations.

Total expense for 2016, 2015 and 2014 under leases pertaining primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more, aggregated $1,498, $1,265, and $1,036, respectively. Remaining payments under such leases are as follows: 2017- $1,676; 2018- $1,288; 2019 - $1,340; 2020 - $1,247; 2021 - $901, which includes two leased facility in Minnesota, one that expires in 2017 and another that expires in 2022, one leased facility in Illinois that expires in 2022, one leased facility in Singapore that expires in 2020, one leased facility in Indonesia that expires in 2021, one leased facility in the United Kingdom that expires in 2021, and one leased facility in Germany that expires in 2022. Certain leases contain renewal options as provided in the lease agreements.

On October 5, 2007, the Company entered into employment agreements with its executive officers. The agreements call for payments ranging from eleven months to two years base salary and unpaid bonus, if any, to the executives should there be a change of control as defined in the agreement and the executives are not retained for a period of at least one year following such change of control. Under the agreements, all stock options granted to the executives would vest immediately and be exercisable in accordance with the terms of such stock options. The Company also agreed that if it enters into an agreement to sell substantially all of its assets, it will obligate the buyer to fulfill its obligations pursuant to the agreements. The agreements terminate, except to the extent that any obligation remains unpaid, upon the earlier of termination of the executive’s employment prior to a change of control or asset sale for any reason or the termination of the executive after a change of control for any reason other than by involuntary termination as defined in the agreements.

18. RELATED-PARTY TRANSACTIONS

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of three present or former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $484, $487 and $486 for the years ended December 31, 2016, 2015 and 2014, respectively.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of our Board of Directors. The Company paid approximately $406, $203, and $156 to Blank Rome LLP for legal services and costs in 2016, 2015 and 2014, respectively. The Chairman of our Board of Directors is considered independent under applicable NASDAQ and SEC rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the NASDAQ standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

19. STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:

	Year Ended December 31
	2016	2015	2014
Interest received	$1	$1	$1
Interest paid	568	437	432
Income taxes paid	196	263	132
Shares issued for director services in lieu of fees	—	—	1

20. REVENUE BY MARKET

The following table sets forth, for the periods indicated, net revenue by market:

	Year Ended December 31
	2016	2015	2014

Medical	$37,602	$39,609	$33,900
Hearing Health	21,882	21,089	22,959
Hearing Health Direct-to-Consumer	1,025	—	—
Professional Audio Communications	7,500	7,829	10,235

Total Net Sales	$68,009	$68,527	$67,094

21. SUBSEQUENT EVENTS

Other than the previously disclosed events, the Company has reviewed events subsequent to the date these consolidated financial statements were issued and noted no other matters requiring adjustment to or disclosure in these consolidated financial statements.

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

Amendment to Credit Facility

On March 9, 2017, the Company and its domestic subsidiary, IntriCon, Inc., entered into a Tenth Amendment to the Loan and Security Agreement and Waiver (the “Tenth Amendment”) with The PrivateBank and Trust Company. The Tenth Amendment, among other things:

●	amended the minimum EBITDA (as defined in the Loan and Security Agreement), funded debt to EBITDA ratio and fixed charge coverage ratio covenants; and

●	waived defaults in the funded debt to EBITDA ratio and fixed charge coverage ratio covenants as of December 31, 2016.

The foregoing description of the Tenth Amendment does not purport to be complete and is qualified in its entirety by reference to the Tenth Amendment, a copy of which is filed as Exhibit 10.14.11 hereto and is incorporated herein by reference.

Lease Amendment

On March 10, 2017, the Company’s domestic subsidiary, IntriCon, Inc., entered into a Fourth Extension Agreement to the Amended and Restated Office/Warehouse Lease with Arden Partners I, L.L.P., the landlord of the Company’s facility in Arden Hills, Minnesota. The Fourth Extension Agreement provides for, among other things:

●	an extension of the term of the lease to January 31, 2022;

●	annual increases in the amount of base rent;

●	a deferred maintenance allowance for the tenant; and

●	certain agreements with respect to parking lot improvements and reimbursement by the tenant.

IntriCon, Inc. remains responsible for the payment of real estate taxes and operating expenses under the lease.

Additionally, the Company executed a Guaranty in favor of Arden Partners I, L.L.P., guarantying the obligations of IntriCon, Inc. under the lease.

Mr. Gorder, the Company’s president, chief executive officer and a director, is a general partner (with a one-third interest) of Arden Partners. The Fourth Extension Agreement and the Guaranty were approved by the Audit Committee of the Board of Directors.

The foregoing description of the Fourth Extension Agreement and Guaranty is qualified in its entirety by reference to the complete text of the Fourth Extension Agreement and Guaranty, copies of which are filed as Exhibit 10.2.4 and Exhibit 10.2.5, respectively, and are incorporated herein by reference.

PART III

ITEM 10.	Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement relating to its 2017 annual meeting of shareholders, including but not necessarily limited to the sections of the 2016 proxy statement entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement relating to its 2017 annual meeting of shareholders, including but not necessarily limited to the sections of the 2016 proxy statement entitled “Director Compensation for 2015,” and “Executive Compensation”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement relating to its 2017 annual meeting of shareholders, including but not necessarily limited to the section of the 2017 proxy statement entitled “Share Ownership of Certain Beneficial Owners, Directors and Certain Officers.”

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2016:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,385	$6.54	514
Equity Compensation plans not approved by security holders	—	—	—

Total	1,385	$6.54	514

1) The amount shown in column (c) includes 404 shares issuable under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”) and 110 shares available for purchase under the Company’s Employee Stock Purchase Plan. Under the terms of the 2015 Plan, as outstanding options under the Company’s 2006 Equity Incentive Plan expire, the shares of common stock subject to the expired options will become available for issuance under the 2015 Plan. As of December 31, 2016, 1,151 shares of common stock were subject to outstanding options under the 2006 Equity Incentive Plan. Accordingly, if any of these options expire, the shares of common stock subject to expired options also will be available for issuance under the 2015 Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement relating to its 2017 annual meeting of shareholders, including but not necessarily limited to the sections of the 2017 proxy statement entitled “Certain Relationships and Related Party Transactions” and “Independence of the Board of Directors.”

ITEM 14.	Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement relating to its 2017 annual meeting of shareholders, including but not necessarily limited to the sections of the 2017 proxy statement entitled “Independent Registered Public Accounting Fee Information.”

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1)	Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.

Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2016, 2015 and 2014.

Consolidated Balance Sheets at December 31, 2016 and 2015.

Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014.

Notes to Consolidated Financial Statements.

3)	Exhibits –

2.1	Asset Purchase Agreement dated as of January 27, 2014 between Sierra Peaks Corporation and IntriCon Tibbetts Corporation. (Schedules and exhibits are omitted pursuant to Regulation S-K, Item 601(b)(2); IntriCon Corporation agrees to furnish a copy of such schedules and/or exhibits to the Securities and Exchange Commission upon request.) (Incorporated by reference from the Company’s Current Report on Form 8-K/A filed with the Commission on January 31, 2014.)

3.1	The Company’s Amended and Restated Articles of Incorporation, as amended. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2008.)

3.2	The Company’s Amended and Restated By-Laws. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference from the Company’s Registration Statement on Form S-3 (registration no. 333-200182) filed with the Commission on November 13, 2014.)

+10.1	Supplemental Retirement Plan (amended and restated effective January 1, 1995). (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.)

10.2.1	Amended and Restated Office/Warehouse Lease, between Resistance Technology, Inc. and Arden Partners I. L.L.P. dated November 1, 1996. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.)

10.2.2	Amended and Restated Office/Warehouse Lease Second Extension Agreement dated as of October 20, 2011 between IntriCon Inc. and Arden Partners I, L.L.P. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.2.3	Amended and Restated Office/Warehouse Lease Third Extension Agreement dated as of September 17, 2013 between IntriCon Inc. and Arden Partners I, L.L.P. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.2.4*	Amended and Restated Office/Warehouse Lease Fourth Extension Agreement dated as of March 10, 2017 between IntriCon Inc. and Arden Partners I, L.L.P.

10.2.5*	Guaranty dated as of March 10, 2017 by IntriCon Corporation in favor of Arden Partners I, L.L.P.

+10.3	2006 Equity Incentive Plan, as amended. (Incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 15, 2012.)

+10.4	Form of Stock Option Agreement issued to executive officers pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

+10.5	Form of Stock Option Agreement issued to directors pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

+10.6	Non-Employee Directors Stock Fee Election Program. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

+10.7	Non-Employee Director and Executive Officer Stock Purchase Program, as amended. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

+10.8	Deferred Compensation Plan. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 17, 2006.)

10.9	Land and Building Lease Agreement between Resistance Technology, Inc. (now IntriCon, Inc.) and MDSC Partners, LLP dated June 15, 2006. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2006.)

10.10	Agreement by and between K/S HIMPP and IntriCon Corporation dated December 1, 2006 and the schedules thereto. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

+10.11	Employment Agreement with Mark S. Gorder. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

+10.12	Form of Employment Agreement with executive officers. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

10.13.1	Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, RTI Electronics, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation (f/k/a Jon Barron, Inc.) and The PrivateBank and Trust Company. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

10.14.2	First Amendment and Waiver dated March 12, 2010 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, RTI Electronics, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.14.3	Second Amendment to Loan and Security Agreement and Limited Consent dated as of August 12, 2011 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.14.4	Third Amendment to Loan and Security Agreement and Waiver dated as of March 1, 2012 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)

10.14.5	Fourth Amendment to Loan and Security Agreement and Consent among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation , IntriCon Datrix Corporation and The PrivateBank and Trust Company, dated as of August 6, 2012. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012.)

10.14.6	Fifth Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company, dated as of December 21, 2012. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 21, 2012.)

10.14.7	Sixth Amendment to Loan and Security Agreement and Waiver among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company, dated as of February 14, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2014.)

10.14.8	Seventh Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation and The PrivateBank and Trust Company, dated as of March 31, 2015. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

10.14.9	Eighth Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation and The PrivateBank and Trust Company, dated as of April 15, 2016. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.14.10	Ninth Amendment to Loan and Security Agreement and Waiver among the Company, IntriCon, Inc. and The PrivateBank and Trust Company, dated as of August 15, 2016. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.)

10.14.11*	Tenth Amendment to Loan and Security Agreement and Waiver among the Company, IntriCon, Inc. and The PrivateBank and Trust Company, dated as of March 9, 2017.

10.15.1	Revolving Credit Note issued to The PrivateBank and Trust Company dated August 13, 2009. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

10.15.2	Amended and Restated Revolving Note from the Company, IntriCon, Inc. and IntriCon Tibbetts Corporation to The PrivateBank and Trust Company dated April 15, 2016. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.16.1	Term Note issued to The PrivateBank and Trust Company dated August 13, 2009. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

10.16.2	Term Note dated August 12, 2011 from IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation and IntriCon Datrix Corporation to The PrivateBank and Trust Company. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.16.3	Second Amended and Restated Term Note from the Company, IntriCon, Inc. and IntriCon Tibbetts Corporation to The PrivateBank and Trust Company. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

10.16.4	Third Amended and Restated Term Note from the Company, IntriCon, Inc. and IntriCon Tibbetts Corporation to The PrivateBank and Trust Company dated April 15, 2016. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

+10.17	Annual Incentive Plan for Executives and Key Employees. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)

+10.18	Amended and Restated Amendment to Equity Plans. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

+10.19	Amendment No. 2 to Equity Plans. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

+10.20	2015 Equity Incentive Plan. (Incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 6, 2015.)

+10.21	Form of Stock Option Agreement issued to employees pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

+10.22	Form of Stock Option Agreement issued to directors pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

+10.23	Employee Stock Purchase Plan, as amended (incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 11, 2016).

21.1*	List of significant subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from IntriCon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets as of December 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

+	Denotes management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRICON CORPORATION (Registrant)

By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer, Treasurer and Secretary

Dated: March 15, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark S. Gorder
Mark S. Gorder President and Chief Executive Officer and Director (principal executive officer) March 15, 2017

/s/ Scott Longval
Scott Longval Chief Financial Officer Treasurer and Secretary (principal accounting and financial officer) March 15, 2017

/s/Nicholas A. Giordano
Nicholas A. Giordano Director March 15, 2017

/s/Robert N. Masucci
Robert N. Masucci Director March 15, 2017

/s/ Michael J. McKenna
Michael J. McKenna Director March 15, 2017

/s/ Philip I. Smith
Philip I. Smith Director March 15, 2017

EXHIBIT INDEX

EXHIBITS:

10.2.4*	Amended and Restated Office/Warehouse Lease Fourth Extension Agreement dated as of March 10, 2017 between IntriCon Inc. and Arden Partners I, L.L.P.

10.2.5*	Guaranty dated as of March 10, 2017 by IntriCon Corporation in favor of Arden Partners I, L.L.P.

10.14.11*	Tenth Amendment to Loan and Security Agreement and Waiver among the Company, IntriCon, Inc. and The PrivateBank and Trust Company, dated as of March 9, 2017.

21	List of significant subsidiaries of the Company.

23.1	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP).

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of principal executive officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

32.2	Certification of principal financial officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

101	The following materials from IntriCon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2016, 2015 and 2014; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets as of December 31, 2016 and 2015; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2016, 2015 and 2014; (v) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2016, 2015 and 2014; and (vi) Notes to Consolidated Financial Statements.