Form 10-Q
period 2017-03-31
INTRICON CORP
filed 2017-05-15
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

☐  Yes ☒  No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on April 30, 2017 was 6,843,829.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

	March 31,	December 31,
	2017	2016
	(Unaudited)
Current assets:
Cash	$380	$667
Restricted cash	612	595
Accounts receivable, less allowance for doubtful accounts of $167 at March 31, 2017 and $170 at December 31, 2016	8,129	7,289
Inventories	13,239	12,343
Other current assets	1,104	957
Current assets of discontinued operations	—	123
Total current assets	23,464	21,974

Machinery and equipment	40,202	40,152
Less: Accumulated depreciation	33,755	33,546
Net machinery and equipment	6,447	6,606

Goodwill	10,555	10,555
Intangible assets, net	2,856	2,920
Investment in partnerships	238	146
Other assets, net	1,447	1,557
Total assets (a)	$45,007	$43,758

Current liabilities:
Current maturities of long-term debt	2,368	2,346
Accounts payable	8,403	6,722
Accrued salaries, wages and commissions	2,171	2,413
Other accrued liabilities	1,785	1,914
Liabilities of discontinued operations	—	123
Total current liabilities	14,727	13,518

Long-term debt, less current maturities	9,830	9,284
Other postretirement benefit obligations	490	501
Accrued pension liabilities	730	737
Other long-term liabilities	691	707
Total liabilities (a)	26,468	24,747
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 6,836 and 6,820 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	6,836	6,820
Additional paid-in capital	21,646	21,383
Accumulated deficit	(9,061)	(8,633)
Accumulated other comprehensive loss	(952)	(1,014)
Total shareholders’ equity	18,469	18,556
Non-controlling interest	70	455
Total equity	18,539	19,011
Total liabilities and equity	$45,007	$43,758

(a) Assets of Hearing Help Express (HHE), a consolidated variable interest entity, that can only be used to settle obligations of HHE were $5,040 at March 31, 2017 and $5,159 at December 31, 2016, respectively. Liabilities of HHE, for which creditors do not have recourse to the general credit of IntriCon, were $4,166 at March 31, 2017 and $3,833 at December 31, 2016, respectively.

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,	March 31,
	2017	2016
	(Unaudited)	(Unaudited)

Sales, net	$20,088	$18,064
Cost of sales	14,412	12,966
Gross profit	5,676	5,098

Operating expenses:
Sales and marketing	2,311	1,156
General and administrative	2,558	2,266
Research and development	1,153	1,165
Total operating expenses	6,022	4,587
Operating income (loss)	(346)	511

Interest expense	(182)	(126)
Other income (expense)	56	(70)
Income (loss) from continuing operations before income taxes and discontinued operations	(472)	315
Income tax expense	64	34
Income (loss) from continuing operations before discontinued operations	(536)	281
Loss on sale of discontinued operations (Note 3)	(164)	—
Loss from discontinued operations (Note 3)	(113)	(300)
Net loss	(813)	(19)
Less: Loss allocated to non-controlling interest	(385)	(34)
Net income (loss) attributable to IntriCon shareholders	$(428)	$15

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$(0.02)	$0.05
Discontinued operations	(0.04)	$(0.05)
Net income (loss) per share:	$(0.06)	$0.00

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$(0.02)	$0.05
Discontinued operations	(0.04)	(0.05)
Net income (loss) per share:	$(0.06)	$0.00

Average shares outstanding:
Basic	6,826	5,981
Diluted	6,826	6,228

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Comprehensive Loss
(In Thousands)

	Three Months Ended
	March 31,	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Net loss	$(813)	$(19)
Interest rate swap, net of taxes of $0	12	(37)
Pension and postretirement obligations, net of taxes of $0	5	5
Foreign currency translation adjustment, net of taxes of $0	45	30
Comprehensive loss	$(751)	$(21)

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)
	Three Months Ended
	March 31,	March 31,
	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(813)	$(19)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	562	494
Stock-based compensation	218	181
Change in deferred gain	—	(28)
Loss on sale of discontinued operations	164	—
Change in allowance for doubtful accounts	(3)	1
Equity in loss of partnerships	12	54
Changes in operating assets and liabilities:
Accounts receivable	(888)	(629)
Inventories	(905)	(85)
Other assets	(121)	(454)
Accounts payable	1,670	492
Accrued expenses	(531)	(913)
Other liabilities	51	(25)
Net cash used in operating activities	(584)	(931)

Cash flows from investing activities:
Purchases of property, plant and equipment	(273)	(624)
Other	(94)	(18)
Net cash used in investing activities	(367)	(642)

Cash flows from financing activities:
Proceeds from long-term borrowings	4,520	3,628
Repayments of long-term borrowings	(3,920)	(1,951)
Proceeds from employee stock purchases and exercise of stock options	60	24
Change in restricted cash	(21)	(42)
Net cash provided by financing activities	639	1,659

Effect of exchange rate changes on cash	25	100

Net increase (decrease) in cash	(287)	186
Cash, beginning of period	667	367

Cash, end of period	$380	$553

 (See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of March 31, 2017 and December 31, 2016, and the consolidated results of its operations and cash flows for the three months ended March 31, 2017 and 2016. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period.

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

On January 19, 2017, the Company announced that it had exercised its option to acquire the remaining 80 percent stake in Hearing Help Express. The transaction is expected to close in 2017. The results of Hearing Help Express are consolidated into the Company’s financial statements as of October 31, 2016.

In April 2017, we entered into an agreement to acquire a 49 percent stake in Soundperience. Soundperience has designed state of the art self-fitting hearing aid technology. The company’s self-fitting hearing aid technology is being used in the German market today, most notably though our Signison joint venture with Soundperience. Both Soundperience and Signison will be accounted in the Company’s financial statements using the equity method.

The Company notes Hearing Help Express’s pro forma financial statements were not included for 2016 as this company was in bankruptcy and this year was not reflective of the normal operations of Hearing Help Express.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”). The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The Company does not anticipate that the adoption of this new standard will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-9, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of the accounting for shared-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. For public entities, this ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of the guidance does not have a material impact on our financial statements.

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

3.	Discontinued Operations

The following table shows the cardiac diagnostic monitoring business balance sheet as of December 31, 2016:

December 31,
2016
Accounts receivable, net	$123
Current assets of discontinued operations	$123

Accounts payable	22
Accrued compensation and other liabilities	101
Current liabilities of discontinued operations	$123

The following table shows the results of the cardiac diagnostic monitoring discontinued operations:

	Three Months Ended
	March 31,	March 31,
	2017	2016
Sales, net	$140	$194
Operating costs and expenses	(253)	(494)
Net loss from discontinued operations	(113)	(300)

The Company sold the cardiac diagnostic monitoring business on February 17, 2017 to Datrix, LLC for a future revenue earn-out that was valued by the Company at $0. The Company recorded a loss on the sale of $164. The net loss was computed as follows:

Accounts receivable, net	$179
Accrued liabilities	(15)
Net assets sold	$164
Fair value of consideration received	—
Loss on sale of discontinued operations, net of income taxes	$164

4.	Segment Reporting

The Company currently operates in two reportable segments: body-worn devices and hearing health direct-to-consumer. The nature of distribution and services has been deemed separately identifiable. Therefore, segment reporting has been applied.

Income (loss) from operations is total net revenues less cost of sales and operating expenses. Identifiable assets by industry segment include assets directly identifiable with those operations. The accounting policies applied to determine segment information are the same as those described in the summary of significant accounting policies described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company evaluates the performance of each segment based on income and loss from continuing operations before income taxes. The following table summarizes data by industry segment:

At and for the Three Months Ended March 31, 2017	Body Worn Devices	Hearing Health Direct-to-Consumer	Total
Revenue, net	$18,672	$1,416	$20,088
Loss from continuing operations	(83)	(453)	(536)
Identifiable assets (excluding goodwill)	30,416	4,036	34,452
Goodwill	9,551	1,004	10,555
Depreciation and amortization	495	67	562
Capital expenditures	213	60	273

5.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	March 31,	December 31,
	2017	2016
United States	$4,572	$4,640
Singapore	1,339	1,413
Other – primarily United Kingdom and Indonesia	536	553
Consolidated	$6,447	$6,606

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

The geographical distribution of net sales to geographical areas for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended
Net Sales to Geographical Areas	March 31, 2017	March 31, 2016
United States	$15,523	$11,730
Europe	2,478	3,297
Asia	1,910	2,868
All other countries	177	169
Consolidated	$20,088	$18,064

Geographic net sales are allocated based on the location of the customer. All other countries include net sales primarily to various countries in Europe and in the Asia Pacific region.

For the three months ended March 31, 2017, one customer accounted for 46% of the Company’s consolidated net sales. For the three months ended March 31, 2016, one customer accounted for 39% of the Company’s consolidated net sales.

At March 31, 2017, two customers combined accounted for 31% of the Company’s consolidated accounts receivable. At December 31, 2016, two customers combined accounted for 31% of the Company’s consolidated accounts receivable.

6.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
March 31, 2017
Domestic	$6,212	$1,401	$2,955	$10,568
Foreign	1,583	369	719	2,671
Total	$7,795	$1,770	$3,674	$13,239

December 31, 2016
Domestic	$5,731	$1,324	$2,609	$9,664
Foreign	1,751	284	644	2,679
Total	$7,482	$1,608	$3,253	$12,343

7.	Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	March 31,	December 31,
	2017	2016
Domestic asset-based revolving credit facility	$4,078	$3,218
Note payable	2,000	2,000
Foreign overdraft and letter of credit facility	1,247	1,243
Domestic term loan	5,000	5,250
Unamortized finance costs	(127)	(81)
Total debt	12,198	11,630
Less: current maturities	(2,368)	(2,346)
Total long-term debt	$9,830	$9,284

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with The PrivateBank and Trust Company. The credit facility, as amended through March 31, 2017, provides for:

▪	a $9,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

▪	a term loan in the original amount of $6,000.

On March 9, 2017, the Company and its domestic subsidiary, IntriCon, Inc., entered into a Tenth Amendment to the Loan and Security Agreement and Waiver (the “Tenth Amendment”) with The PrivateBank and Trust Company. The Tenth Amendment, among other things:

▪	amended the minimum EBITDA (as defined in the Loan and Security Agreement), funded debt to EBITDA ratio and fixed charge coverage ratio covenants; and

▪	waived defaults in the funded debt to EBITDA ratio and fixed charge coverage ratio covenants as of December 31, 2016.

All of the borrowings under this agreement have been characterized as either a current or long-term liability on our balance sheet in accordance with the repayment terms described more fully below.

Weighted average interest on the revolving credit facility was 6.82% for the three months ended March 31, 2017 and 4.36% for the year ended December 31, 2016. The outstanding balance of the revolving credit facility was $4,078 and $3,218 at March 31, 2017 and December 31, 2016, respectively. The total availability on the revolving credit facility was approximately $4,508 and $5,121 at March 31, 2017 and December 31, 2016, respectively.

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

The Company was in compliance with the financial covenants under the facility as of March 31, 2017.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.87% and 3.50% for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. The outstanding balance was $1,247 and $1,243 at March 31, 2017 and December 31, 2016, respectively. The total remaining availability on the international senior secured credit agreement was approximately $476 and $455 at March 31, 2017 and December 31, 2016, respectively.

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

Income tax expense for the three months ended March 31, 2017 was $64 compared to $34 for the same period in 2016. The expense for the three months ended March 31, 2017 and 2016, was primarily due to foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the three months ended March 31, 2017 and 2016.

	Three Months Ended
	March 31, 2017	March 31, 2016
United States	$(387)	$(32)
Singapore	(93)	204
Indonesia	16	18
United Kingdom	(125)	55
Germany	117	70
Income (loss) before income taxes	$(472)	$315

9.	Shareholders’ Equity and Stock-based Compensation

The Company has a 2006 Equity Incentive Plan and a 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan replaced the 2006 Equity Incentive Plan and new grants may not be made under the 2006 Plan.

Under the 2015 Equity Incentive Pan, the Company may grant stock options, stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than stock options, had been granted as of March 31, 2017. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

The Compensation Committee of the Board of Directors has established a non-employee directors’ stock fee election program, referred to as the director’s program, and a non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2015 Plan. There were no shares purchased under the director program or the management purchase program during the three months ended March 31, 2017 and 2016.

Stock option activity as of and during the three months ended March 31, 2017 was as follows:

		Weighted-average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at December 31, 2016	1,385	$6.54
Options forfeited, cancelled or expired	(4)	7.38
Options granted	145	6.90
Options exercised	(26)	5.09

Outstanding at March 31, 2017	1,500	$6.60	$4,463

Exercisable at March 31, 2017	1,116	$6.48	$3,641

Available for future grant at December 31, 2016	404

Available for future grant at March 31, 2017	272

The number of shares available for future grants at March 31, 2017 does not include a total of up to 1,124 shares subject to options outstanding under the 2006 plan as of March 31, 2017, which will become available for grant under the 2015 Equity Incentive Plan in the event of the expiration, cancellation or surrender of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. The weighted average fair value of options granted was $3.98 for options granted during the three months ended March 31, 2017. The weighted average fair value of options granted was $7.58 for options granted during the three months ended March 31, 2016.

The Company calculates expected volatility for stock options and awards using the Company’s historical volatility.

The Company currently estimates a zero percent forfeiture rate for stock options.

The risk-free rates for the expected terms of the stock options and awards are based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average remaining contractual life of options outstanding and exercisable was 4.36 years and 5.33 years as of March 31, 2017 and December 31, 2016, respectively.

The Company recorded $218 of non-cash stock option expense for the three months ended March 31, 2017. The Company recorded $181 of non-cash stock option expense for the three months ended March 31, 2016. As of March 31, 2017, there was $1,247 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 2.04 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, through March 31, 2017, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were a total of 4 shares purchased under the plan for the three months ended March 31, 2017 and a total of 4 shares purchased for the three months ended March 31, 2016.

10.	Income (loss) Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended
	March 31, 2017	March 31, 2016
Numerator:
Income (loss) from continuing operations before income taxes and discontinued operations	$(536)	$281
Loss on sale of discontinued operations	(164)
Loss from discontinued operations, net of income taxes	(113)	(300)

Net loss	(813)	(19)

Less: loss allocated to non-controlling interest	(385)	(34)

Net income (loss) attributable to shareholders	$(428)	$15

Denominator:
Basic – weighted shares outstanding	6,826	5,981
Weighted shares assumed upon exercise of stock options	—	247
Diluted – weighted shares outstanding	6,826	6,228

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$(0.02)	$0.05
Discontinued operations	(0.04)	$(0.05)
Net income (loss) per share:	$(0.06)	$0.00

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$(0.02)	$0.05
Discontinued operations	(0.04)	$(0.05)
Net income (loss) per share:	$(0.06)	$0.00

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

Excluded from the computation of diluted earnings per share for the three months ended March 31, 2017 were outstanding in the money options to purchase approximately 294 common shares because the effect would have been anti-dilutive due to the Company’s net income (loss) in the period.

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

The Company’s former French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding, including liabilities under guarantees aggregating approximately $450.

The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect our consolidated financial position, liquidity or results of operations.

12.  Related-Party Transactions

On March 10, 2017, the Company’s entered into a Fourth Extension Agreement to the Amended and Restated Office/Warehouse Lease with Arden Partners I, L.L.P., the landlord of the Company’s facility in Arden Hills, Minnesota. Pursuant to the lease as amended, the Company leases office and factory space from a partnership consisting of three present or former officers of the Company, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The Company is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $124 for the three months ended March 31, 2017 and approximately $121 for the three months ended March 31, 2016. The term of the lease runs to January 31, 2022.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors.   For the three months ended March 31, 2017, the Company paid that firm approximately $72 for legal services and costs.  For the three months ended March 31, 2016, the Company paid that firm approximately $67 for legal services and costs.  The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities and Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

13.  Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended
	March 31,	March 31,
	2017	2016

Medical	$11,671	$9,839
Hearing Health	5,619	6,468
Hearing Health Direct-to-Consumer	1,416	—
Professional Audio Communications	1,382	1,757

Total Revenue	$20,088	$18,064

14. Subsequent Events

On May 3, 2017, IntriCon, Inc., a wholly owned subsidiary of the Company, entered into an Investment Agreement with Rheinton GmbH and Soundperience GmbH, each of which is a German company with limited liability, pursuant to which IntriCon, Inc. ultimately will acquire a 49% interest in Soundperience, a self-fitting hearing aid technology provider. Under the Investment Agreement, IntriCon, Inc. acquired a 16.67% interest in Soundperience in settlement of a 400 € loan (approximately $440) made by IntriCon, Inc. and will acquire a 32.33% interest in Soundperience for an additional investment of 800 € (approximately $880) upon the satisfaction of certain milestones for the development of self-fitting hearing aid software, anticipated to be completed in the 2017 fourth quarter. As part of the initial investment, IntriCon, Inc. entered into an irrevocable, worldwide license with Soundperience for the self-fitting hearing aid software. The license is exclusive in the United States.

The foregoing description of the Investment Agreement does not purport to be complete and is qualified in its entirety by reference to the English translation of the Investment Agreement, a copy of which is filed as Exhibit 10.4 hereto and is incorporated herein by reference.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (together with its subsidiaries referred to as the “Company”, “IntriCon,” “we”, “us” or “our”) is an international company engaged in designing, developing, engineering, manufacturing and distributing body-worn devices. In addition to its operations in Minnesota, the Company has facilities in Illinois, Singapore, Indonesia, the United Kingdom and Germany.

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

On January 19, 2017, the Company announced that it had exercised its option to acquire the remaining 80 percent stake in Hearing Help Express. The transaction is expected to close in 2017. The results of Hearing Help Express are consolidated into the Company’s financial statements as of October 31, 2016.

In April 2017, we entered into an agreement to acquire a 49 percent stake in Soundperience. Soundperience has designed state of the art, self-fitting hearing aid technology. The company’s self-fitting hearing aid technology is being used in the German market today, most notably though our Signison joint venture with Soundperience. Both Soundperience and Signison will be accounted in the Company’s financial statements using the equity method.

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

Value Based Hearing Healthcare Market

The Company believes the value based hearing healthcare (VBHH) market offers significant growth opportunities. In the United States alone, there are approximately 37.5 million adults that report some degree of hearing loss. In adults, the most common cause of hearing loss is aging and noise. In fact, by the age of 65, one out of three people have hearing loss. The hearing-impaired population is expected to grow significantly over the next decade due to an aging population and more frequent exposure to loud sounds that can cause noise-induced hearing loss. It is estimated that hearing aids can help more than 90 percent of people with hearing loss, however the current market penetration into the U.S. hearing impaired population is approximately 20 percent, a percentage that has remained essentially unchanged for the last four decades. The primary deterrents to greater penetration are cost and access. The average cost of a hearing aid in the US market today is over $2,400 per device, more than double the cost from twelve years ago. Approximately 70 percent of the hearing impaired have hearing loss in both ears (referred to as a binaural loss), driving the total cost to almost $5,000 on average for a set of hearing aids.

We believe a perfect vortex of factors has come together over the last few years to enable the emergence of a market disruptive, high-quality, low cost distribution model, including, continued consolidation of retail (causing escalating hearing aid prices), consumer outcry, consumer education, advancements in technology (such as behind-the-ear devices, advanced digital signal processing, low-power wireless, and self-fitting software) as well as regulatory actions and pronouncements by the U.S. Food and Drug Administration, the President’s Council of Advisors on Science and Technology and the National Academies of Science, Engineering and Medicine.

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

In early January 2016, the U.S. Food and Drug Administration (FDA) weighed in on low hearing aid penetration rates with an announcement that highlighted statistics from the National Institute on Deafness and Other Communication Disorders. They found that 37.5 million U.S. adults aged 18 and older report some form of hearing loss. However, only 30 percent of adults over 70, and 16 percent of those aged 20 to 69, who could benefit from wearing hearing aids, have ever used them. Based on these statistics, the FDA has reopened the public comment period on draft guidance related to the agency’s premarket requirements for hearing aids and personal sound amplifiers (PSAPs). In April 2016, the FDA hosted a public workshop to gather stakeholder and public input on draft guidance related to the agency’s premarket requirements for hearing aids and PSAPs. The FDA’s intent is to consider ways in which regulation can support further device penetration into the hearing market. In December 2016, the FDA announced important steps to better support consumer access to hearing aids. The agency issued a guidance document explaining that it does not intend to enforce the requirement that individuals age 18 and older receive a medical evaluation or sign a waiver prior to purchasing most hearing aids, effective immediately. It also announced its commitment to consider creating a category of over-the-counter (OTC) hearing aids that could deliver new, innovative and lower-cost products to millions of consumers. Further guidance is expected later in 2017.

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

We are also currently developing our third generation PhysioLink™ technology, leveraging industry leading wireless IC technology to enable concurrent audio streaming and data transmission over Bluetooth® low energy. This technology will be incorporated into product platforms serving traditional and value based hearing healthcare markets, providing end users with an unprecedented experience through breakthrough audio and wireless performance.

In October of 2016, we purchased 20 percent of Hearing Help Express, Inc., a direct-to-consumer mail order hearing aid provider. In January 2017, we exercised an option to acquire the remaining 80% equity interest. Hearing Help Express is a key next step in our value based hearing healthcare strategy. Over the last decade, we have invested in the technology and low-cost manufacturing to design and build superior devices and fitting solutions, to address what we estimate to be a $1 billion annually value based hearing healthcare market. With this acquisition, we now have the channel infrastructure to directly reach consumers and—importantly for millions—the ability to offer high-quality hearing healthcare at a fraction of the cost. Through our other VBHH initiatives and tests, we have formed alliances with other key partners, which have given us experience and vital insight as we move aggressively into a more consumer-facing role. Hearing Help Express provides an efficient, traditional direct-to-consumer channel to reach consumers who likely do not have insurance that will cover hearing devices. This is a channel that we can build on and expand via technology—and one that is complementary with many of our existing relationships.

In April 2017, we entered into an agreement to acquire a 49 percent stake in Soundperience. Soundperience has designed state of the art, self-fitting hearing aid technology. Soundperience software applications are the first psycho-acoustic way of analyzing peripheral hearing and central hearing processing.

The Company’s self-fitting hearing aid technology is being used in the German market today, most notably though our Signison joint venture with Soundperience. Currently, the technology is PC based and is wired to the hearing aid during programing. However, the system will be integrated with IntriCon’s wireless hearing aids over the next few months, and initially rolled out in Germany through our Signison joint venture.

We believe strongly that incorporating self-fitting technology is a critical step in creating our high-quality, low-cost hearing healthcare ecosystem. Soundperience’s technology has the potential to drastically reduce the price of hearing aids, drive greater access and increase customer satisfaction.

In other VBHH channels, the Company entered into a manufacturing agreement with hi HealthInnovations, a UnitedHealth Group company, to become their supplier of hearing aids. At the beginning of 2012, hi HealthInnovations launched a suite of high-tech, lower-cost hearing devices for their Medicare and Part D participants and later in the year announced they were increasing this offering to the over 26 million people enrolled in their employer-sponsored and individual health benefit plans. In 2012, they expanded their offering to include a hearing aid discount program for health plans. This program is available nationwide to all health insurers, including employer-sponsored, individual and Medicare plans. The insurance model has been successfully demonstrated internationally, where several countries providing a full insurance program are serving 40 to 70 percent of the hearing-impaired population. Further, research in the U.S. has shown a fully insured model will encourage an individual to seek treatment at an earlier stage of hearing loss, greatly increasing the market size and penetration. The Company also has various international VBHH initiatives. On November 3, 2015, the Company acquired the assets of PC Werth through its IntriCon UK subsidiary to gain direct access to the NHS and to have greater control over its efforts to accelerate new market penetration into the United Kingdom. IntriCon UK has been appointed as one of the main suppliers to the NHS Supply Chain’s National Framework. The NHS is widely seen as the most efficient hearing aid delivery system in the world, supplying an estimated 1.4 million hearing aids annually. We believe IntriCon is well positioned to serve their needs, and we are developing new technologies to further enhance delivery efficiencies and product standards in the future.

We also believe there are niches in the conventional hearing health channel that will embrace our VBHH proposition in the United States and Europe. High costs of conventional devices and retail consolidation have constrained the growth potential of the independent audiologist and dispenser. We believe our software and product offering can provide independent audiologists and dispensers the ability to compete with larger retailers, such as Costco, and manufacturer owned retail distributors. In the third quarter of 2015, we announced a joint venture with The Academy of Doctors of Audiology (ADA) to provide hearing instruments and educational resources to audiologists and their patients. The joint venture operates as a limited liability company under the name “earVenture LLC”. EarVenture was officially launched in November 2015 at the ADA conference. To date, more than 400 of the 1,200 ADA members have registered to join the earVenture program and we have delivered initial units. In 2016, earVenture began rolling-out a comprehensive marketing and sales plan to convert those registered members to consistent customers, as well as solicit non-registered ADA members to join the program. While we do not view earVenture, near term, as a meaningful contributor to sales, it continues to provide valuable industry insights and has the potential for future value by connecting it to our emerging direct-to-consumer channel.

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

In order to focus financial and operational resources on value hearing health and the growing DTC opportunity, IntriCon made the strategic decision to divest its non-core CDM business in 2016. The Company sold the cardiac diagnostic monitoring business on February 17, 2017 to Datrix, LLC.

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

Core Technologies Overview

Our core technologies expertise is focused on three main markets: medical bio-telemetry, value based hearing healthcare and professional audio communications. Over the past several years, the Company has increased investments in the continued development of five critical core technologies: Ultra-Low-Power (ULP) Digital Signal Processing (DSP), Fitting Software, ULP Wireless, Microminiaturization, and Miniature Transducers. These five core technologies serve as the foundation of current and future product platform development, designed to meet the rising demand for smaller, portable, more advanced devices and the need for greater efficiencies in the delivery models. The continued advancements in this area have allowed the Company to further enhance the mobility and effectiveness of miniature body-worn devices.

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

Fitting Software

The ability to efficiently and effectively fit hearing aids is critical to building a value based eco-system of hearing healthcare. By developing more advanced fitting software systems, individuals can benefit from fittings that conform to their specific loss, while eliminating the need for an in-person appointment. In addition to the traditional fitting software, IntriFit, used in the conventional channel, IntriCon has made significant investments in various advanced fitting software solutions that can enable remote and self-fitting solutions. IntriCon believes these advanced fitting solutions, along with the other components of the eco-system, will drive access, affordability and superior customer satisfaction to the millions individuals that cannot receive care today, primarily due to high cost and low access. IntriCon will be introducing our advanced fitting solutions through our various VBHH channels later in 2017.

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

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

▪	our ability to successfully implement our business and growth strategy;

▪	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection with the insolvency;

▪	the volume and timing of orders received by the Company, particularly from Medtronic and hi HealthInnovations;

▪	changes in estimated future cash flows;

▪	our ability to collect our accounts receivable;

▪	foreign currency movements in markets that we serve;

▪	changes in the global economy and financial markets;

▪	weakening demand for our products due to general economic conditions;

▪	changes in the mix of products sold;

▪	our ability to meet demand;

▪	changes in customer requirements;

▪	timing and extent of research and development expenses;

▪	FDA approval, timely release and acceptance of our products and the products of our customers;

▪	competitive pricing pressures;

▪	pending and potential future litigation;

▪	cost and availability of electronic components and commodities for our products;

▪	our ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;

▪	our ability to comply with covenants in our debt agreements or to obtain waivers if we do not comply;

▪	our ability to repay debt when it comes due;

▪	our ability to obtain extensions of our current credit facility or a new credit facility;

▪	the loss of one or more of our major customers;

▪	our ability to identify, complete and integrate acquisitions;

▪	effects of legislation;

▪	effects of foreign operations;

▪	our ability to develop new products;

▪	our ability to recruit and retain engineering and technical personnel;

▪	the costs and risks associated with research and development investments;

▪	the recent recessions in Europe and the debt crisis in certain countries in the European Union;

▪	our ability and the ability of our customers to protect intellectual property;

▪	cybersecurity threats;

▪	loss of members of our senior management team; and

▪	other risk factors set forth in our most recent Annual Report on Form 10-K or any prior Quarterly Report on Form 10-Q, which are incorporated by reference into this Report.

For a description of these and other risks, see Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and other risks described elsewhere in this Quarterly Report on Form 10-Q, or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company’s consolidated and variable interest entities, revenue recognition, accounts receivable reserves, inventory valuation, goodwill, long-lived assets, deferred taxes policies and employee benefit obligations. These and other significant accounting policies are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Sales, net

Our net sales are comprised of two segments: our body-worn device segment (consisting of three main markets: medical, hearing health, and professional audio) and our hearing health direct-to-consumer segment. Below is a summary of our sales by main markets for the three months ended March 31, 2017 and 2016:

			Change
Three Months Ended March 31	2017	2016	Dollars	Percent
Medical	$11,671	$9,839	$1,832	18.6%
Hearing Health	5,619	6,468	(849)	-13.1%
Hearing Health Direct-to-Consumer	1,416	—	1,416	—
Professional Audio Communications	1,382	1,757	(375)	-21.3%
Consolidated Net Sales	$20,088	$18,064	$2,024	11.2%

For the three months ended March 31, 2017, we experienced an increase of 18.6% in net sales in the medical market compared to the same period in 2016. Medtronic revenues were up year-over-year and we continue to anticipate Medtronic revenue growth throughout 2017 driven by market share growth for legacy products and the introduction of new products. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in the diabetes market with its Medtronic partnership. The Company believes there are growth opportunities in this market as well other emerging biotelemetry and home care markets that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the three months ended March 31, 2017 decreased 13.1% compared to the same period in 2016. The decrease for the three months ended March 31, 2017 was primarily due to decreases in the traditional hearing health market. The Company remains very optimistic about the progress that has been made and the long-term prospects of the value based hearing healthcare market. Market dynamics, such as low penetration rates, an aging population, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such the insurance channel and PSAP channel. IntriCon believes it is very well positioned to serve these value based hearing healthcare market channels. The Company will be aggressively pursuing larger customers who can benefit from our value proposition. Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices.

Net sales in our hearing health direct-to-consumer business for the three months ended March 31, 2017 increased due to the acquisition of 20% equity interest and control of Hearing Help Express during the fourth quarter of 2016.

Net sales to the professional audio device sector decreased 21.3% for the three months ended March 31, 2017 compared to the same period in 2016. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three months ended March 31, 2017 and 2016, was as follows:

	2017		2016		Change
		Percent		Percent
Three Months Ended March 31	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Gross Profit	$5,676	28.3%	$5,098	28.2%	$578	11.3%

The 2017 gross profit increase over the comparable prior year period was primarily due to higher overall sales volumes.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three months ended March 31, 2017 and 2016 were as follows:

	2017		2016		Change
		Percent		Percent
Three Months Ended March 31	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Sales and Marketing	$2,311	11.5%	$1,156	6.4%	$1,155	99.9%
General and Administrative	2,558	12.7%	2,266	12.5%	292	12.9%
Research and Development	1,153	5.7%	1,165	6.4%	(12)	-1.0%

Sales and marketing expenses increased over the prior year due to the addition of Hearing Help Express during 2017. General and administrative expenses were greater than the prior year period primarily due to increased support costs along with costs at Hearing Help Express. Research and development remained steady with the prior year three month period.

Interest expense

Net interest expense for the three months ended March 31, 2017 was $182 compared to $126 for the comparable three month period in 2016. The increase in interest expense was primarily due to higher interest expense charges along with interest expenses generated from Hearing Help Express that were not incurred in the prior year period.

Other income (expense)

Other income (expense) for the three months ended March 31, 2017 was $56 compared to other income (expense) of $(70) for the same period in 2016. The change in other income (expense) primarily related to changes in the currency exchange rates.

Income tax expense

Income tax expense for the three months ended March 31, 2017 was $64 compared to $34 for the same period in 2016. The expense increase for the three months ended March 31, 2017 was primarily due to taxable income generated by foreign operations and a minimum domestic state tax payment made in the current year.

Liquidity and Capital Resources

As of March 31, 2017, we had $380 of cash on hand. Sources of our cash for the three months ended March 31, 2017 have been from our financing activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Three Months Ended
	March 31, 2017	March 31, 2016
Cash provided by (used in):
Operating activities	$(584)	$(931)
Investing activities	(367)	(642)
Financing activities	639	1,659
Effect of exchange rate changes on cash	25	100
Increase (decrease) in cash	$(287)	$186

The most significant items that contributed to the $(584) of cash used in operating activities was a net loss, increases in accounts receivable and inventory and a decrease in accrued expenses partially offset by an increase in accounts payable and add backs for non-cash depreciation and amortization and stock compensation.

Net cash used in investing activities of $(367) consisted primarily of purchases of property, plant and equipment.

Net cash provided by financing activities of $639 was comprised primarily of proceeds from long-term borrowings partially offset by repayments of borrowings under our credit facilities.

The Company had the following bank arrangements:

	March 31, 2017	December 31, 2016

Total borrowing capacity under existing facilities	$15,308	$15,287

Facility Borrowings:
Domestic revolving credit facility	4,078	3,218
Domestic term loan	5,000	5,250
Foreign overdraft and letter of credit facility	1,247	1,243
Total borrowings and commitments	10,325	9,711
Remaining availability under existing facilities	$4,983	$5,576

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with The PrivateBank and Trust Company. The credit facility, as amended through March 31, 2017, provides for:

▪	a $9,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

▪	a term loan in the original amount of $6,000.

On March 9, 2017, the Company and its domestic subsidiary, IntriCon, Inc., entered into a Tenth Amendment to the Loan and Security Agreement and Waiver (the “Tenth Amendment”) with The PrivateBank and Trust Company. The Tenth Amendment, among other things:

▪	amended the minimum EBITDA (as defined in the Loan and Security Agreement), funded debt to EBITDA ratio and fixed charge coverage ratio covenants; and

▪	waived defaults in the funded debt to EBITDA ratio and fixed charge coverage ratio covenants as of December 31, 2016.

Weighted average interest on the revolving credit facility was 6.82% for the three months ended March 31, 2017 and 4.36% for the year ended December 31, 2016. The outstanding balance of the revolving credit facility was $4,078 and $3,218 at March 31, 2017 and December 31, 2016, respectively. The total availability on the revolving credit facility was approximately $4,508 and $5,121 at March 31, 2017 and December 31, 2016, respectively.

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

The Company was in compliance with the financial covenants under the facility as of March 31, 2017.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.87% and 3.50% for the three months ended March 31, 2017 and the year ended December 31, 2016, respectively. The outstanding balance was $1,246 and $1,243 at March 31, 2017 and December 31, 2016, respectively. The total remaining availability on the international senior secured credit agreement was approximately $476 and $455 at March 31, 2017 and December 31, 2016, respectively.

Capital Adequacy

We believe that funds expected to be generated from operations, the available borrowing capacity through our revolving credit loan facilities and the control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs and for repayment of maturing debt for at least the next 12 months. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. Furthermore, if we fail to meet our financial and other covenants under our loan agreements, absent waiver, we will be in default of the loan agreements and our lenders could take action that would adversely affect our business. There can be no assurance that our lenders will provide a waiver of any default in our loan covenants. While management believes that we will be able to meet our liquidity needs for at least the next 14 months, no assurance can be given that we will be able to do so.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2017 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the foregoing and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016, which could materially affect the Company’s business, financial condition or future results. The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

On May 3, 2017, IntriCon, Inc., a wholly owned subsidiary of the Company, entered into an Investment Agreement with Rheinton GmbH and Soundperience GmbH, each of which is a German company with limited liability, pursuant to which IntriCon, Inc. ultimately will acquire a 49% interest in Soundperience, a self-fitting hearing aid technology provider. Under the Investment Agreement, IntriCon, Inc. acquired a 16.67% interest in Soundperience in settlement of a 400 € loan (approximately $440) made by IntriCon, Inc. and will acquire a 32.33% interest in Soundperience for an additional investment of 800 € (approximately $880) upon the satisfaction of certain milestones for the development of self-fitting hearing aid software, anticipated to be completed in the 2017 fourth quarter. As part of the initial investment, IntriCon, Inc. entered into an irrevocable, worldwide license with Soundperience for the self-fitting hearing aid software. The license is exclusive in the United States

The foregoing description of the Investment Agreement does not purport to be complete and is qualified in its entirety by reference to the English translation of the Investment Agreement, a copy of which is filed as Exhibit 10.4 hereto and is incorporated herein by reference.

ITEM 6. Exhibits

(a)	Exhibits

10.1	Amended and Restated Office/Warehouse Lease Fourth Extension Agreement dated as of March 10, 2017 between IntriCon Inc. and Arden Partners I, L.L.P. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

10.2	Guaranty dated as of March 10, 2017 by IntriCon Corporation in favor of Arden Partners I, L.L.P. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

10.3	Tenth Amendment to Loan and Security Agreement and Waiver among the Company, IntriCon, Inc. and The PrivateBank and Trust Company, dated as of March 9, 2017. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

10.4*	Investment Agreement dated as of April 19, 2017 among IntriCon, Inc., Rheinton GmbH and Soundperience GmbH (English translation).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 31, 2017, (Unaudited) and December 31, 2016; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three Months Ended March 31, 2017 and 2016; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2017 and 2016; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2017 and 2016; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION (Registrant)

Date: May 15, 2017	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2017
	By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

10.1	Amended and Restated Office/Warehouse Lease Fourth Extension Agreement dated as of March 10, 2017 between IntriCon Inc. and Arden Partners I, L.L.P. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

10.2	Guaranty dated as of March 10, 2017 by IntriCon Corporation in favor of Arden Partners I, L.L.P. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

10.3	Tenth Amendment to Loan and Security Agreement and Waiver among the Company, IntriCon, Inc. and The PrivateBank and Trust Company, dated as of March 9, 2017. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

10.4*	Investment Agreement dated as of April 19, 2017 among IntriCon, Inc., Rheinton GmbH and Soundperience GmbH (English translation).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 31, 2017, (Unaudited) and December 31, 2016; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three Months Ended March 31, 2017 and 2016; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2017 and 2016; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2017 and 2016; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.