Form 10-Q
period 2017-06-30
INTRICON CORP
filed 2017-08-14
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

☐ Yes ☒  No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on July 31, 2017 was 6,850,017.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION

Consolidated Condensed Balance Sheets

(In Thousands, Except Per Share Amounts)

	June 30, 2017	December 31, 2016
	(Unaudited)
Current assets:
Cash	$363	$667
Restricted cash	632	595
Accounts receivable, less allowance for doubtful accounts of $190 at June 30, 2017 and $170 at December 31, 2016	8,208	7,289
Inventories	13,976	12,343
Other current assets	1,074	957
Current assets of discontinued operations	—	123
Total current assets	24,253	21,974

Machinery and equipment	40,522	40,152
Less: Accumulated depreciation	34,165	33,546
Net machinery and equipment	6,357	6,606

Goodwill	10,555	10,555
Intangible assets, net	2,817	2,920
Investment in partnerships	226	146
Other assets, net	1,751	1,557
Total assets	$45,959	$43,758

Current liabilities:
Current maturities of long-term debt	$2,389	$2,346
Accounts payable	8,825	6,722
Accrued salaries, wages and commissions	2,868	2,413
Other accrued liabilities	1,961	1,914
Liabilities of discontinued operations	—	123
Total current liabilities	16,043	13,518

Long-term debt, less current maturities	8,823	9,284
Other postretirement benefit obligations	479	501
Accrued pension liabilities	744	737
Other long-term liabilities	714	707
Total liabilities	26,803	24,747
Commitments and contingencies (note 11)
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 6,849 and 6,820 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	6,849	6,820
Additional paid-in capital	21,908	21,383
Accumulated deficit	(8,451)	(8,633)
Accumulated other comprehensive loss	(864)	(1,014)
Total shareholders’ equity	19,442	18,556
Non-controlling interest	(286)	455
Total equity	19,156	19,011
Total liabilities and equity	$45,959	$43,758

(a) Assets of Hearing Help Express (HHE), a consolidated variable interest entity, that can only be used to settle obligations of HHE were $5,471 at June 30, 2017 and $5,159 at December 31, 2016, respectively. Liabilities of HHE, for which creditors do not have recourse to the general credit of IntriCon, were $5,023 at June 30, 2017 and $3,833 at December 31, 2016, respectively.

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Operations

 (In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales, net	$21,961	$16,628	$42,049	$34,692
Cost of sales	15,380	12,795	29,792	25,761
Gross profit	6,581	3,833	12,257	8,931

Operating expenses:
Sales and marketing	2,204	1,160	4,515	2,316
General and administrative	2,705	2,083	5,263	4,349
Research and development	1,112	1,321	2,265	2,486
Restructuring charges	—	132	—	132
Total operating expenses	6,021	4,696	12,043	9,283
Operating income (loss)	560	(863)	214	(352)

Interest expense	(189)	(126)	(371)	(252)
Other income (expense)	(47)	(221)	9	(291)
Income (loss) from continuing operations before income taxes and discontinued operations	324	(1,210)	(148)	(895)
Income tax expense	54	52	118	86
Income (loss) from continuing operations before discontinued operations	270	(1,262)	(266)	(981)
Loss on sale of discontinued operations (Note 3)	—	—	(164)	—
Loss from discontinued operations (Note 3)	(15)	(265)	(128)	(565)
Net income (loss)	255	(1,527)	(558)	(1,546)
Less: Loss allocated to non-controlling interest	(355)	(37)	(740)	(71)
Net income (loss) attributable to IntriCon shareholders	$610	$(1,490)	$182	$(1,475)

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.09	$(0.19)	$0.07	$(0.15)
Discontinued operations	(0.00)	(0.04)	(0.04)	(0.09)
Net income (loss) per share:	$0.09	$(0.23)	$0.03	$(0.24)

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.09	$(0.19)	$0.07	$(0.15)
Discontinued operations	(0.00)	(0.04)	(0.04)	(0.09)
Net income (loss) per share:	$0.08	$(0.23)	$0.03	$(0.24)

Average shares outstanding:
Basic	6,845	6,370	6,828	6,078
Diluted	7,187	6,370	6,828	6,078

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Comprehensive Income (Loss)

 (In Thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$255	$(1,527)	$(558)	$(1,546)
Interest rate swap, net of taxes of $0	3	(4)	15	(41)
Pension and postretirement obligations, net of taxes of $0	5	5	10	10
Foreign currency translation adjustment, net of taxes of $0	80	(155)	125	(125)
Comprehensive income (loss)	$343	$(1,681)	$(408)	$(1,702)

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Cash Flows

 (In Thousands)

	Six Months Ended
	June 30,	June 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net loss	$(558)	$(1,546)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,105	1,025
Stock-based compensation	425	347
Gain on disposition of property	—	(55)
Loss on sale of discontinued operations	164	—
Change in allowance for doubtful accounts	20	(1)
Equity in loss of partnerships	24	109
Changes in operating assets and liabilities:
Accounts receivable	(1,043)	123
Inventories	(1,662)	(88)
Other assets	(458)	(587)
Accounts payable	2,113	(459)
Accrued expenses	432	(704)
Other liabilities	(37)	(102)
Net cash provided by (used in) operating activities	525	(1,938)

Cash flows from investing activities:
Purchases of property, plant and equipment	(618)	(1,263)
Other	(100)	(18)
Net cash used in investing activities	(718)	(1,281)

Cash flows from financing activities:
Proceeds from long-term debt	7,481	12,006
Repayments of long-term debt	(7,843)	(12,275)
Proceeds from equity offering, net of offering costs	—	3,697
Proceeds from employee stock purchases and exercise of stock options	129	53
Change in restricted cash	(56)	(28)
Net cash provided by (used in) financing activities	(289)	3,453

Effect of exchange rate changes on cash	178	(153)

Net increase (decrease) in cash	(304)	81
Cash, beginning of period	667	369

Cash, end of period	$363	$450

 (See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of June 30, 2017 and December 31, 2016, the consolidated results of its operations for the three and six months ended June 30, 2017 and 2016 and for the cash flows for the six months ended June 30, 2017 and 2016. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period.

In December 2016, the Company’s board of directors approved plans to discontinue its cardiac diagnostic monitoring business. The Company sold the cardiac diagnostic monitoring business on February 17, 2017 to Datrix, LLC. For all periods presented, the Company classified this business as discontinued operations, and, accordingly, has reclassified historical financial data presented herein. See Note 3.

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

On January 19, 2017, the Company announced that it had exercised its option to acquire the remaining 80 percent stake in Hearing Help Express (“HHE”). The transaction is expected to close in the fourth quarter of 2017. The results of HHE are consolidated into the Company’s financial statements as of October 31, 2016. The Company allocates income and losses to the noncontrolling interest based on current ownership percentage.

In April 2017, we entered into an agreement to acquire a 49% stake in Soundperience for 1.2M Euros. As of June 30, 2017, we hold a 16% stake in Soundperience, which will increase to 49% upon the completion of certain milestones and payment of the purchase price for that equity. As of June 30, 2017, we have investment in Soundperience of $1.1M. Soundperience has designed state of the art self-fitting hearing aid technology. The Company’s self-fitting hearing aid technology is being used in the German market today, most notably though our Signison joint venture with Soundperience. Both Soundperience and Signison will be accounted for in the Company’s financial statements using the equity method.

The Company notes that HHE’s pro forma financial results were not included for 2016 as this company was in bankruptcy for the majority of 2016 and such year was not reflective of the normal operations of HHE.

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements.

2.	New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Retirement Benefits – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, guidance that requires entities to present the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the income statement line items where they report compensation cost. Entities will present all other components of net benefit cost outside operating income, if this subtotal is presented. The rules related to the timing of when costs are recognized or how they are measured have not changed. This amendment only impacts where those costs are reflected within the income statement. In addition, only the service cost component will be eligible for capitalization in inventory and other assets. This guidance becomes effective January 1, 2018. Early adoption is permitted. The Company does not anticipate that the adoption of this new standard will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This new standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. The amendments in this update are effective for annual impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on or after January 1, 2017. The Company does not anticipate that the adoption of this new standard will have a material impact on its consolidated financial statements.

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

The FASB has also issued ASU 2016-10 and ASU 2016-12, which are also related to ASC 606. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.

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

3.	Discontinued Operations

The following table shows the discontinued cardiac diagnostic monitoring business balance sheet as of December 31, 2016:

December 31,
2016
Accounts receivable, net	$123
Current assets of discontinued operations	$123

Accounts payable	22
Accrued compensation and other liabilities	101
Current liabilities of discontinued operations	$123

The following table shows the results of the cardiac diagnostic monitoring discontinued operations:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Sales, net	$—	$348	$140	$542
Operating costs and expenses	(15)	(613)	(268)	(1,107)
Net loss from discontinued operations	(15)	(265)	(128)	(565)

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

At and for the Three Months Ended June 30, 2017	Body Worn Devices	Hearing Health Direct-to-Consumer	Total
Revenue, net	$20,552	$1,409	$21,961
Income (loss) from continuing operations	695	(425)	270
Identifiable assets (excluding goodwill)	30,937	4,467	35,404
Goodwill	9,551	1,004	10,555
Depreciation and amortization	499	44	543
Capital expenditures	273	72	345

At and for the Six Months Ended June 30, 2017	Body Worn Devices	Hearing Health Direct-to-Consumer	Total
Revenue, net	$39,224	$2,825	$42,049
Income (loss) from continuing operations	612	(878)	(266)
Identifiable assets (excluding goodwill)	30,937	4,467	35,404
Goodwill	9,551	1,004	10,555
Depreciation and amortization	994	111	1,105
Capital expenditures	486	132	618

5.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	June 30,	December 31,
	2017	2016
United States	$4,563	$4,640
Singapore	1,267	1,413
Other – primarily United Kingdom and Indonesia	527	553
Consolidated	$6,357	$6,606

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

The geographical distribution of net sales to geographical areas for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
United States	$17,676	$12,223	$33,199	$23,953
Europe	2,307	2,520	4,785	5,817
Asia	1,891	1,670	3,801	4,538
All other countries	87	215	264	384

Consolidated	$21,961	$16,628	$42,049	$34,692

Geographic net sales are allocated based on the location of the customer.

For the three and six months ended June 30, 2017, one customer accounted for 49% and 47%, respectively, of the Company’s consolidated net sales. For both the three and six months ended June 30, 2016, one customer accounted for 39% of the Company’s consolidated net sales.

At June 30, 2017, two customers combined accounted for 32% of the Company’s consolidated accounts receivable. At December 31, 2016, two customers combined accounted for 31% of the Company’s consolidated accounts receivable.

6.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
June 30, 2017
Domestic	$6,168	$1,412	$3,011	$10,591
Foreign	1,705	768	912	3,385

Total	$7,873	$2,180	$3,923	$13,976

December 31, 2016
Domestic	$5,731	$1,324	$2,609	$9,664
Foreign	1,751	284	644	2,679

Total	$7,482	$1,608	$3,253	$12,343

7.	Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	June 30,	December 31,
	2017	2016
Domestic Asset-Based Revolving Credit Facility	$3,318	$3,218
Note Payable	2,000	2,000
Foreign Overdraft and Letter of Credit Facility	1,251	1,243
Domestic Term-Loan	4,750	5,250
Unamortized Finance Costs	(107)	(81)
Total Debt	11,212	11,630
Less: Current maturities	(2,389)	(2,346)
Total Long-Term Debt	$8,823	$9,284

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with The PrivateBank and Trust Company. The credit facility, as amended through June 30, 2017, provides for:

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

On March 9, 2017, the Company and its domestic subsidiary, IntriCon, Inc., entered into a Tenth Amendment to the Loan and Security Agreement and Waiver (the “Tenth Amendment”) with The PrivateBank and Trust Company. The Tenth Amendment, among other things:

▪	amended the minimum EBITDA (as defined in the Loan and Security Agreement), funded debt to EBITDA ratio and fixed charge coverage ratio covenants; and

▪	waived defaults in the funded debt to EBITDA ratio and fixed charge coverage ratio covenants as of December 31, 2016.;

All of the borrowings under this agreement have been characterized as either a current or long-term liability on our balance sheet in accordance with the repayment terms described more fully below.

Weighted average interest on the revolving credit facility was 6.61% for the six months ended June 30, 2017 and 4.82% for the year ended December 31, 2016. The outstanding balance of the revolving credit facility was $3,318 and $3,218 at June 30, 2017 and December 31, 2016, respectively. The total availability on the revolving credit facility was approximately $5,185 and $5,121 at June 30, 2017 and December 31, 2016, respectively.

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

The Company was in compliance with the financial covenants under the facility as of June 30, 2017.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.93% and 3.50% for the six months ended June 30, 2017 and the year ended December 31, 2016. The outstanding balance was $1,251 and $1,243 at June 30, 2017 and December 31, 2016, respectively. The total remaining availability on the international senior secured credit agreement was approximately $496 and $455 at June 30, 2017 and December 31, 2016, respectively.

Note Payable

HHE has a $2,000 note payable to the party holding 80% of its equity interest. The note is secured by substantially all of the assets of HHE. The note is payable over 48 months in quarterly installments with interest at 5% per year, except that interest only will be paid in the first twelve months, with the deferred payments to be made at maturity.

8.	Income Taxes

Income tax expense for the three and six months ended June 30, 2017 was $54 and $118 compared to $52 and $86, respectively, for the same periods in 2016. The expense was primarily due to foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal or state benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the three and six months ended June 30, 2017 and 2016.

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
United States	$428	$(1,382)	$41	$(1,414)
Singapore	16	363	(77)	567
Indonesia	18	18	34	36
United Kingdom	(286)	(354)	(411)	(299)
Germany	148	145	265	215

Income (loss) before income taxes	$324	$(1,210)	$(148)	$(895)

9.	Shareholders’ Equity and Stock-based Compensation

The Company has a 2006 Equity Incentive Plan and a 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan replaced the 2006 Equity Incentive Plan and new grants may not be made under the 2006 Plan.

Under the 2015 Equity Incentive Plan, the Company may grant stock options, stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than stock options, had been granted as of June 30, 2017. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

The Compensation Committee of the Board of Directors has established a non-employee directors’ stock fee election program, referred to as the director’s program, and a non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2015 Plan. There were no shares purchased under the director program or the management purchase program during the three and six months ended June 30, 2017 and 2016

Stock option activity during the six months ended June 30, 2017 was as follows:

		Weighted-average	Aggregate
	Number of Shares	Exercise Price	Intrinsic Value
Outstanding at December 31, 2016	1,385	$6.54
Options forfeited or cancelled	(5)	7.40
Options granted	197	7.40
Options exercised	(46)	5.61

Outstanding at June 30, 2017	1,531	$6.68	$3,213

Exercisable at June 30, 2017	1,141	$6.50	$2,807

Available for future grant at December 31, 2016	404

Available for future grant at June 30, 2017	230

The number of shares available for future grants at June 30, 2016 does not include a total of up to 1,256 shares subject to options outstanding under the 2006 Equity Incentive Plan which will become available for grant under the 2015 Equity Incentive Plan in the event of the expiration, cancellation or surrender of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average fair value of options granted was $8.80 and $7.40 for options granted during the three and six months ended June 30, 2017. The weighted average fair value of options granted was $5.85 and $7.08 for options granted during the three and six months ended June 30, 2016.

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

The weighted average remaining contractual life of options exercisable at June 30, 2017 was 4.31 years.

The Company recorded $207 and $425 of non-cash stock option expense for the three and six months ended June 30, 2017, respectively. The Company recorded $166 and $347 of non-cash stock option expense for the three and six months ended June 30, 2016, respectively. As of June 30, 2017, there was $1,309 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 2.04 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, through June 30, 2017, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 3 and 7 shares purchased under the plan for the three and six months ended June 30, 2017, respectively, and a total of 5 and 9 shares purchased for the three and six months ended June 30, 2016, respectively.

10.	Income (Loss) Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Numerator:
Income (loss) from continuing operations before discontinued operations	$270	$(1,262)	$(266)	$(981)
Loss on sale of discontinued operations	—	—	(164)	—
Loss from discontinued operations, net of income taxes	(15)	(265)	(128)	(565)

Net income (loss)	255	(1,527)	(558)	(1,546)

Less: loss allocated to non-controlling interest	(355)	(37)	(740)	(71)

Net income (loss) attributable to shareholders	$610	$(1,490)	$182	$(1,475)

Denominator:
Basic – weighted shares outstanding	6,845	6,370	6,828	6,078
Weighted shares assumed upon exercise of stock options	342	—	—	—
Diluted – weighted shares outstanding	7,187	6,370	6,828	6,078

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.09	$(0.19)	$0.07	$(0.15)
Discontinued operations	(0.00)	(0.04)	(0.04)	(0.09)
Net income (loss) per share:	$0.09	$(0.23)	$0.03	$(0.24)

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.09	$(0.19)	$0.07	(0.15)
Discontinued operations	(0.00)	(0.04)	(0.04)	(0.09)
Net income (loss) per share:	$0.08	$(0.23)	$0.03	$(0.24)

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

Excluded from the computation of diluted earnings per share for the six months ended June 30, 2017 were outstanding in the money options to purchase approximately 314 common shares. Excluded from the computation of diluted earnings per share for the three and six months ended June 30, 2016 were outstanding in the money options to purchase approximately 164 and 201 common shares, respectively, because the effect would have been anti-dilutive due to the Company’s net loss in the period.

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

The Company’s former French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding, including liabilities under guarantees aggregating approximately $442.

The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect our consolidated financial position, liquidity or results of operations.

12.	Related-Party Transactions

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of one present and two former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $124 and $248 for the three and six months ended June 30, 2017, respectively, and approximately $121 and $242 for the three and six months ended June 30, 2016, respectively. The term of the lease runs to January 31, 2022.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three and six months ended June 30, 2017, the Company paid that firm approximately $27 and $66, respectively, for legal services and costs.  For the three and six months ended June 30, 2016, the Company paid that firm approximately $66 and $133, respectively, for legal services and costs.  The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities and Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

13.	Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Medical	$13,393	$9,179	$25,064	$19,018
Hearing Health	5,651	5,327	11,270	11,795
Hearing Health Direct-to-Consumer	1,409	—	2,825	—
Professional Audio Communications	1,508	2,122	2,890	3,879

Total Revenue	$21,961	$16,628	$42,049	$34,692

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (together with its subsidiaries referred to as the “Company”, “IntriCon,” “we”, “us” or “our”) is an international company engaged in designing, developing, engineering, manufacturing and distributing body-worn devices. In addition to its operations in Minnesota, the Company has facilities in Illinois, Singapore, Indonesia, Germany and the United Kingdom.

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

On January 19, 2017, the Company announced that it had exercised its option to acquire the remaining 80 percent stake in HHE. The transaction is expected to close in the fourth quarter of 2017. The results of HHE are consolidated into the Company’s financial statements as of October 31, 2016. The Company allocates income and losses to the noncontrolling interest based on current ownership percentage.

In April 2017, we entered into an agreement to acquire a 49% stake in Soundperience for 1.2M Euros. As of June 30, 2017, we hold a 16% stake in Soundperience, which will increase to 49% upon the completion of certain milestones and payment of the purchase price for that equity. As of June 30, 2017, we have investment in Soundperience of $1.1M. Soundperience has designed state of the art self-fitting hearing aid technology. The Company’s self-fitting hearing aid technology is being used in the German market today, most notably though our Signison joint venture with Soundperience. Both Soundperience and Signison will be accounted for in the Company’s financial statements using the equity method.

Information contained in this section of this Quarterly Report on Form 10-Q and expressed in U.S. dollars is presented in thousands (000s), except for per share data and as otherwise noted.

Market Overview

IntriCon serves the body-worn device market by designing, developing, engineering, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for the medical bio-telemetry market, the emerging value based hearing healthcare market, the hearing health direct to consumer market and the professional audio communication market. Revenue from markets is reported on the respective medical, hearing health, hearing health direct to consumer and professional audio lines in the discussion of our results of operations in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 13 “Revenue by Market” to the Company’s consolidated condensed financial statements included herein.

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

Today in the US market, the conventional channel pushes all hearing impaired through the same bloated, costly channel. However, a very large portion of the hearing-impaired market – mostly notably those with mild to moderate losses – could be properly served with the proper combination of high quality, outcome based devices, advanced fitting software and consumer services/care best practices – all at much lower cost. We believe fundamental change is needed and are excited about the opportunity that we created through thoughtful hard work and planning: a chance to deliver superior outcomes-based affordable hearing healthcare, by combining state-of-the-art devices and software technology, along with best practices customer service and at a much lower cost directly to consumers across the country, many of whom have not been able to afford care previously.

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

Furthermore, there have been significant public policy developments during the first half of 2017. Legislation was introduced in the House and Senate to make hearing aids available over the counter for those with mild to moderate hearing loss. The proposed legislation would require the FDA to write regulations ensuring that this new category of over-the-counter hearing aids meets the same high standards for safety, consumer labeling and manufacturing protections as all medical devices, providing consumers the option of an FDA-regulated device at lower cost. Both the House and the Senate approved H.R. 2430, the FDA Reauthorization Act of 2017, which includes the hearing aid legislation described above. The bill now heads to the White House for President Trump’s signature. We believe this legislation has the potential to remove the significant barriers existing today that prevent innovative hearing health solutions. We believe that this legislation would invigorate competition, spur innovation and facilitate the development of an ecosystem of hearing health care that provides affordable and accessible solutions to millions of unserved or underserved Americans. Additionally, these public policy changes all further support our strategic focus to gain direct access to consumers and the underserved market.

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

In October of 2016, we purchased 20% of HHE, a direct-to-consumer mail order hearing aid provider. In January 2017, we exercised an option to acquire the remaining 80% equity interest and expect to close the transaction in the fourth quarter of 2017. HHE is a key next step in our value based hearing healthcare strategy. Over the last decade, we have invested in the technology and low-cost manufacturing to design and build superior devices and fitting solutions, to address what we estimate to be a $1 billion annually value based hearing healthcare market. With this acquisition, we believe we now have the channel infrastructure to directly reach consumers and—importantly for millions—the ability to offer high-quality hearing healthcare at a fraction of the cost. Through our other VBHH initiatives and tests, we have formed alliances with other key partners, which have given us experience and vital insight as we move aggressively into a more consumer-facing role. HHE provides an efficient, traditional direct-to-consumer channel to reach consumers who likely do not have insurance that will cover hearing devices. This is a channel that we can build on and expand via technology—and one that is complementary with many of our existing relationships.

In April 2017, we entered into an agreement to acquire a 49% stake in Soundperience. As of June 30, 2017, we hold a 16% stake in Soundperience, which will increase to 49% upon the completion of certain milestones and payment of the purchase price for that equity. Soundperience has designed state of the art self-fitting hearing aid technology. This company’s self-fitting hearing aid technology is being used in the German market today, most notably though our Signison joint venture with Soundperience.

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

In other VBHH channels, the Company entered into a manufacturing agreement with hi HealthInnovations (“hi Health”), a UnitedHealth Group company, to become their supplier of hearing aids. At the beginning of 2012, hi HealthInnovations launched a suite of high-tech, lower-cost hearing devices for their Medicare and Part D participants and later in the year announced they were increasing this offering to the over 26 million people enrolled in their employer-sponsored and individual health benefit plans. In 2012, they expanded their offering to include a hearing aid discount program for health plans. This program is available nationwide to all health insurers, including employer-sponsored, individual and Medicare plans. The insurance model has been successfully demonstrated internationally, where several countries providing a full insurance program are serving 40 to 70 percent of the hearing-impaired population. Further, research in the U.S. has shown a fully insured model will encourage an individual to seek treatment at an earlier stage of hearing loss, greatly increasing the market size and penetration.

The Company also has various international VBHH initiatives. On November 3, 2015, the Company acquired the assets of PC Werth through its IntriCon UK subsidiary to gain direct access to the NHS and to have greater control over its efforts to accelerate new market penetration into the United Kingdom. IntriCon UK has been appointed as a supplier to the NHS Supply Chain’s National Framework. The NHS is widely seen as the most efficient hearing aid delivery system in the world, supplying an estimated 1.4 million hearing aids annually. We believe IntriCon is well positioned to serve their needs, and we are developing new technologies to further enhance delivery efficiencies and product standards in the future.

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

IntriCon currently has a strong presence in the diabetes and other bio-telemetry markets. For diabetes, IntriCon has partnered with Medtronic to manufacture their wireless continuous glucose monitors (CGM), sensors, and accessories associated with Medtronic’s CGM system, including the MiniMed Connect, which links the MiniMed pump and CGM to certain smart devices providing users with a discrete and real-time view of their blood sugar information. Our Medtronic business posted record revenue in 2015, led by the MiniLink REAL-Time Transmitter and related accessories sales, which are incorporated in Medtronic’s MiniMed 530G insulin pump and CGM system. In August 2016, the FDA approved the MiniMed 630G system which will replace the 530G system. In addition to the MiniMed 630G system, IntriCon is also designed into the MiniMed 670G system which was approved by the FDA in September 2016.The MiniMed 670G is the world’s first hybrid closed loop insulin delivery system and we are excited to be designed into and supporting such a revolutionary diabetes management system. In June 2017, the 670G was launched in the U.S. Medtronic began fulfilling orders from patients enrolled in their Priority Access Program, which they anticipate will continue into the fall of 2017. In parallel, Medtronic began taking new orders from interested customers who want to be next in line to receive the system after the Priority Access orders are filled. Looking ahead, we believe there are opportunities to expand our diabetes product offering with Medtronic, as well as move into new markets outside of the diabetes market.

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

In order to focus financial and operational resources on value based hearing healthcare and the growing DTC opportunity, IntriCon made the strategic decision to divest its non-core CDM business in 2016. The Company sold the cardiac diagnostic monitoring business on February 17, 2017 to Datrix, LLC.

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

ULP Wireless

Wireless connectivity is fast becoming a required technology, and wireless capabilities are especially critical in new body-worn devices. IntriCon’s BodyNet™ ULP technology, including the nanoLink™ and PhysioLink™ wireless systems, offers solutions for transmitting the body’s activities to caregivers, and wireless audio links for professional communications and surveillance products, including diabetes monitoring and audio streaming for hearing devices.

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

Miniature Transducers

IntriCon’s advanced transducer technology has been pushing the limits of size and performance for over a decade. Included in our transducer line are our miniature medical coils and micro coils used in pacemaker programming and interventional catheter positioning applications. We believe that with the increase of greater interventional care, our coil technology harbors significant value.

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

Results of Operations

Sales, net

Our net sales are comprised of two segments: our body-worn device segment (consisting of three main markets: medical, hearing health and professional audio) and our hearing health direct-to-consumer segment. Below is a summary of our sales by main markets for the three and six months ended June 30, 2017 and 2016:

			Change
Three Months Ended June 30	2017	2016	Dollars	Percent
Medical	$13,393	$9,179	$4,214	45.9%
Hearing Health	5,651	5,327	324	6.1%
Hearing Health Direct-to-Consumer	1,409	—	1,409	—
Professional Audio Communications	1,508	2,122	(614)	-28.9%
Consolidated Net Sales	$21,961	$16,628	$5,333	32.1%

Six Months Ended June 30
Medical	$25,064	$19,018	$6,046	31.8%
Hearing Health	11,270	11,795	(525)	-4.5%
Hearing Health Direct-to-Consumer	2,825	—	2,825	—
Professional Audio Communications	2,890	3,879	(989)	-25.5%
Consolidated Net Sales	$42,049	$34,692	$7,357	21.2%

For the three and six months ended June 30, 2017, we experienced increases of 45.9% and 31.8% in net sales in the medical market compared to the same periods in 2016. Medtronic revenues were up significantly for the three and six months ended June 30, 2017 while the rest of the medical segment remained stable. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in the diabetes market with its Medtronic partnership. The Company believes there are growth opportunities in this market as well other emerging biotelemetry and home care markets that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the three and six months ended June 30, 2017 increased 6.1% and decreased 4.5%, respecitvely, compared to the same periods in 2016. The increase for the three months ended June 30, 2017 was primarily due to increases in the value based hearing healthcare and hi Health markets. The decrease for the six months ended June 30, 2017 was primarily due to decreases in or traditional hearing health market partially offset by increase in the value based hearing healthcare and hi Health markets. The Company is very optimistic about the progress that has been made and the long-term prospects of the value based hearing healthcare market. Market dynamics, such as low penetration rates, an aging population, regulatory scrutiny, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such the insurance channel and PSAP channel. IntriCon believes it is very well positioned to serve these value based hearing healthcare market channels. The Company will be aggressively pursuing larger customers who can benefit from our value proposition. Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices.

Net sales in our hearing health direct-to-consumer business for the three and six months ended June 30, 2017 increased due to the acquisition of the 20% equity interest and control of HHE during the fourth quarter of 2016.

Net sales to the professional audio device sector decreased 28.9% and 25.5% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three and six months ended June 30, 2017 and 2016, was as follows:

	2017		2016		Change
		Percent		Percent
Three Months Ended June 30	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Gross Profit	$6,581	30.0%	$3,833	23.1%	$2,748	71.7%
Six Months Ended June 30
Gross Profit	$12,257	29.1%	$8,931	25.7%	$3,326	37.2%

The 2017 gross profit increase as a percentage of sales over the comparable prior year periods was primarily due to higher sales volume and the addition of our direct-to-consumer business.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three and six months ended June 30, 2017 and 2016 were as follows:

	2017		2016		Change
		Percent		Percent
Three Months Ended June 30	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Sales and Marketing	$2,204	10.0%	$1,160	7.0%	$1,044	90.0%
General and Administrative	2,705	12.3%	2,083	12.5%	622	29.9%
Research and Development	1,112	5.1%	1,321	7.9%	(209)	-15.8%

Six Months Ended June 30
Sales and Marketing	$4,515	10.7%	$2,316	6.7%	$2,199	94.9%
General and Administrative	5,263	12.5%	4,349	12.5%	914	21.0%
Research and Development	2,265	5.4%	2,486	7.2%	(221)	-8.9%

Sales and marketing expenses increased over the prior year due to the addition of HHE during 2017. General and administrative expenses were greater than the prior year period primarily due to increased support costs along with costs at HHE. Research and development decreased over the prior year periods due to decreased outside service costs.

Restructuring charges

During the three and six months ended June 30, 2016, the Company incurred restructuring charges of $132, related to IntriCon UK’s facility moving costs.

Interest expense

Net interest expense for the three and six months ended June 30, 2017 was $189 and $371 compared to $126 and $252 for the comparable three and six month periods in 2016. The increase in interest expense was primarily due to higher average interest rates along with interest expenses generated from HHE that were not incurred in the prior year comparable period.

Other income (expense)

Other income (expense) for the three and six months ended June 30, 2017 was $(47) and $9 compared to other income (expense) of $(221) and $(291) for the same periods in 2016. The change in other income (expense) primarily related to changes in the currency exchange rate along with $106 in costs related to pursuing targeted acquisitions that occurred in 2016.

Income tax expense

Income tax expense for the three and six months ended June 30, 2017 was $54 and $118 compared to $52 and $86 for the same periods in 2016. The expense for the three and six months ended June 30, 2016 was primarily due to taxable income generated by foreign operations and a minimum domestic state tax payment made in the current year.

Liquidity and Capital Resources

As of June 30, 2017, we had $363 of cash on hand. Sources of our cash for the six months ended June 30, 2017 were from our operating activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash provided by (used in):
Operating activities	$525	$(1,938)
Investing activities	(718)	(1,281)
Financing activities	(289)	3,453
Effect of exchange rate changes on cash	178	(153)
Net increase (decrease) in cash	$(304)	$81

Net cash provided by operations of $525 was primarily driven by add backs for non-cash depreciation and stock compensation along with increases in accounts payable and accrued expenses partially offset by a net loss of $558 along with increases in other assets, accounts receivable and inventory.

Net cash used in investing activities of $718 consisted primarily of $618 of purchases of property, plant and equipment.

Net cash used in financing activities of $289 was comprised primarily of repayments of borrowings under our credit facilities partially offset by proceeds from long-term borrowings.

The Company had the following bank arrangements:

	June 30, 2017	December 31, 2016

Total borrowing capacity under existing facilities	$15,000	$15,287

Facility borrowings:
Domestic revolving credit facility	3,318	3,218
Domestic term loan	4,750	5,250
Foreign overdraft and letter of credit facility	1,251	1,243
Total borrowings and commitments	9,319	9,711

Remaining availability under existing facilities	$5,681	$5,576

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with The PrivateBank and Trust Company. The credit facility, as amended through June 30, 2017, provides for:

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

On March 9, 2017, the Company and its domestic subsidiary, IntriCon, Inc., entered into a Tenth Amendment to the Loan and Security Agreement and Waiver (the “Tenth Amendment”) with The PrivateBank and Trust Company. The Tenth Amendment, among other things:

▪	amended the minimum EBITDA (as defined in the Loan and Security Agreement), funded debt to EBITDA ratio and fixed charge coverage ratio covenants; and

▪	waived defaults in the funded debt to EBITDA ratio and fixed charge coverage ratio covenants as of December 31, 2016.;

All of the borrowings under this agreement have been characterized as either a current or long-term liability on our balance sheet in accordance with the repayment terms described more fully below.

Weighted average interest on the revolving credit facility was 6.61% for the six months ended June 30, 2017 and 4.36% for the year ended December 31, 2016. The outstanding balance of the revolving credit facility was $3,318 and $3,218 at June 30, 2017 and December 31, 2016, respectively. The total availability on the revolving credit facility was approximately $5,185 and $5,121 at June 30, 2017 and December 31, 2016, respectively.

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

The Company was in compliance with the financial covenants under the facility as of June 30, 2017.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.93% and 3.50% for the six months ended June 30, 2017 and the year ended December 31, 2016. The outstanding balance was $1,251 and $1,243 at June 30, 2017 and December 31, 2016, respectively. The total remaining availability on the international senior secured credit agreement was approximately $496 and $455 at June 30, 2017 and December 31, 2016, respectively.

Note Payable

HHE has a $2,000 note payable to the party holding 80% of its equity interest. The note is secured by substantially all of the assets of HHE. The note is payable over 48 months in quarterly installments with interest at 5% per year, except that interest only will be paid in the first twelve months, with the deferred payments to be made at maturity.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2017 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

On July 26, 2017, the Compensation Committee of the Board of Directors adopted the strategic component of the 2017 annual incentive plan. Under the strategic component, each executive officer of the Company has different strategic objective goals and bonus weighting depending on their area of responsibility. Mr. Gorder will be eligible to receive up to 21,000 options to purchase common stock and each of the other executive officers will be eligible to receive up to 12,000 options to purchase common stock, provided that the minimum net income from continuing operations target is achieved and that 100% of their respective strategic objectives are met. The options were granted at the closing price on the date of grant of $7.05 per share and will become exercisable in three equal annual installments beginning one year from the date that the conditions are satisfied, subject to earlier vesting as provided in the 2015 Equity Incentive Plan.

ITEM 6. Exhibits

(a)	Exhibits

10.1	Investment Agreement dated as of April 19, 2017 among IntriCon, Inc., Rheinton GmbH and Soundperience GmbH (English translation) (incorporated by reference from the Company’s Quarterly Report on Form 10-K for the period ended March 31, 2017).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 30, 2017, (Unaudited) and December 31, 2016; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2017, and 2016; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2017, and 2016; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2017, and 2016; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION (Registrant)

Date: August 14, 2017	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: August 14, 2017
	By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

10.1	Investment Agreement dated as of April 19, 2017 among IntriCon, Inc., Rheinton GmbH and Soundperience GmbH (English translation) (incorporated by reference from the Company’s Quarterly Report on Form 10-K for the period ended March 31, 2017).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 30, 2017, (Unaudited) and December 31, 2016; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2017, and 2016; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2017, and 2016; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2017, and 2016; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*	Filed herewith.