Form 10-Q
period 2017-09-30
INTRICON CORP
filed 2017-11-14
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

☐ Yes  ☒  No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on October 31, 2017 was 6,869,013.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

	September 30,	December 31,
	2017	2016
	(Unaudited)
Current assets:
Cash	$332	$667
Restricted cash	649	595
Accounts receivable, less allowance for doubtful accounts of $235 at September 30, 2017 and $170 at December 31, 2016	6,853	7,289
Inventories	14,899	12,343
Other current assets	1,105	957
Current assets of discontinued operations	—	123
Total current assets	23,838	21,974

Machinery and equipment	40,700	40,152
Less: Accumulated depreciation	34,412	33,546
Net machinery and equipment	6,288	6,606

Goodwill	10,555	10,555
Intangible assets, net	2,779	2,920
Investment in partnerships	1,468	146
Other assets, net	914	1,557
Total assets (a)	$45,842	$43,758

Current liabilities:
Current maturities of long-term debt	$2,411	$2,346
Accounts payable	8,410	6,722
Accrued salaries, wages and commissions	2,831	2,413
Other accrued liabilities	2,830	1,914
Liabilities of discontinued operations	—	123
Total current liabilities	16,482	13,518

Long-term debt, less current maturities	7,014	9,284
Other postretirement benefit obligations	468	501
Accrued pension liabilities	754	737
Other long-term liabilities	685	707
Total liabilities (a)	25,403	24,747
Commitments and contingencies (note 11)
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 6,860 and 6,820 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	6,860	6,820
Additional paid-in capital	22,140	21,383
Accumulated deficit	(7,349)	(8,633)
Accumulated other comprehensive loss	(740)	(1,014)
Total shareholders’ equity	20,911	18,556
Non-controlling interest	(472)	455
Total equity	20,439	19,011
Total liabilities and equity	$45,842	$43,758

(a) Assets of Hearing Help Express (HHE), a consolidated variable interest entity, that can only be used to settle obligations of HHE were $6,408 at September 30, 2017 and $5,159 at December 31, 2016, respectively. Liabilities of HHE, for which creditors do not have recourse to the general credit of IntriCon, were $6,167 at September 30, 2017 and $3,833 at December 31, 2016, respectively.

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Sales, net	$24,034	$15,570	$66,083	$50,262
Cost of sales	16,469	12,028	46,261	37,789
Gross profit	7,565	3,542	19,822	12,473

Operating expenses:
Sales and marketing	2,342	1,041	6,857	3,357
General and administrative	2,698	2,221	7,961	6,570
Research and development	1,047	1,076	3,312	3,562
Restructuring charges	—	—	—	132
Total operating expenses	6,087	4,338	18,130	13,621
Operating income (loss)	1,478	(796)	1,692	(1,148)

Interest expense	(177)	(135)	(548)	(387)
Other expense	(337)	(181)	(328)	(472)
Income (loss) from continuing operations before income taxes and discontinued operations	964	(1,112)	816	(2,007)
Income tax expense	47	33	165	119
Income (loss) from continuing operations before discontinued operations	917	(1,145)	651	(2,126)
Loss on sale of discontinued operations (Note 3)	—	—	(164)	—
Loss from discontinued operations (Note 3)	—	(194)	(128)	(759)
Net income (loss)	917	(1,339)	359	(2,885)
Less: Loss allocated to non-controlling interest	(186)	(35)	(925)	(106)
Net income (loss) attributable to IntriCon shareholders	$1,103	$(1,304)	$1,284	$(2,779)

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.16	$(0.16)	$0.23	$(0.32)
Discontinued operations	—	(0.03)	(0.04)	(0.12)
Net income (loss) per share:	$0.16	$(0.19)	$0.19	$(0.44)

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.15	$(0.16)	$0.22	$(0.32)
Discontinued operations	—	(0.03)	(0.04)	(0.12)
Net income (loss) per share:	$0.15	$(0.19)	$0.18	$(0.44)

Average shares outstanding:
Basic	6,853	6,796	6,836	6,287
Diluted	7,251	6,796	7,179	6,287

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$917	$(1,339)	$359	$(2,885)
Interest rate swap, net of taxes of $0	3	26	18	(15)
Pension and postretirement obligations, net of taxes of $0	5	5	15	15
Foreign currency translation adjustment, net of taxes of $0	116	(33)	241	(158)
Comprehensive income (loss)	$1,041	$(1,341)	$633	$(3,043)

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)

	Nine Months Ended
	September 30,	September 30,
	2017	2016
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$359	$(2,885)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,659	1,543
Stock-based compensation	634	506
Gain on disposition of property	—	(55)
Loss on sale of discontinued operations	164	—
Change in allowance for doubtful accounts	65	(68)
Equity in loss of partnerships	281	175
Changes in operating assets and liabilities:
Accounts receivable	249	2,346
Inventories	(2,615)	1,189
Other assets	(658)	(527)
Accounts payable	1,712	(1,856)
Accrued expenses	1,228	(954)
Other liabilities	62	12
Net cash provided by (used in) operating activities	3,140	(574)

Cash flows from investing activities:
Purchases of property, plant and equipment	(984)	(1,557)
Investment in Soundperience and Other	(730)	(164)
Net cash used in investing activities	(1,714)	(1,721)

Cash flows from financing activities:
Proceeds from long-term debt	10,906	14,923
Repayments of long-term debt	(13,110)	(15,921)
Proceeds from equity offering, net of offering costs	—	3,678
Proceeds from employee stock purchases and exercise of stock options	164	83
Change in restricted cash	(85)	(31)
Net cash provided by (used in) financing activities	(2,125)	2,732

Effect of exchange rate changes on cash	364	(202)

Net increase (decrease) in cash	(335)	235
Cash, beginning of period	667	369

Cash, end of period	$332	$604

 (See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of September 30, 2017 and December 31, 2016, the consolidated results of its operations for the three and nine months ended September 30, 2017 and 2016 and for the cash flows for the nine months ended September 30, 2017 and 2016. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period.

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

On January 19, 2017, the Company announced that it had exercised its option to acquire the remaining 80 percent stake in HHE. The transaction is expected to close in the fourth quarter of 2017. The results of HHE were consolidated into the Company’s financial statements beginning October 31, 2016. The Company allocates income and losses to the noncontrolling interest based on current ownership percentage, however, as part of the closing, IntriCon will likely absorb a portion of the losses previously allocated to the majority owner. The amount of losses previously allocated to the majority owner that we may have to absorb could range $500,000 and $700,000. Losses incurred by HHE to date include non-cash amortization, acquisition related costs and operating results, all of which are related to prior periods and have no future cash impact

The Company notes that HHE’s pro forma financial results were not included for 2016 as the company was in bankruptcy for the majority of 2016 and as such was not reflective of the normal operations of HHE.

In April 2017, the Company entered into an agreement to acquire a 49% stake in Soundperience for 1,200 Euros. As of September 30, 2017, the Company holds a 16% stake in Soundperience, which will increase to 49% upon the completion of certain milestones and payment of the purchase price for that equity. As of September 30, 2017, the Company has an equity investment and advance in Soundperience of $1,255. Soundperience has designed self-fitting hearing aid technology. The Company’s self-fitting hearing aid technology is being used in the German market today, most notably through our Signison joint venture with the owner of Soundperience. Both Soundperience and Signison will be accounted for in the Company’s financial statements using the equity method.

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the consolidated financial statements.

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

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”). The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. This update is effective for years beginning after December 31, 2018. The Company has restricted cash balances and anticipates that the adoption of this new standard will change the cash amounts and financing activities on its statement of cash flows on its consolidated financial statements.

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

In May 2014, the FASB issued new accounting guidance related to revenue recognition, ASC 606. This new standard will replace all current U.S. GAAP guidance on this topic and eliminate all industry-specific guidance. The new revenue recognition standard provides a unified model to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration for which the entity expects to be entitled in exchange for those goods or services. This guidance will be effective for the Company beginning January 1, 2018 and can be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company has established a timeline related to the implementation of the standard and believes the timeline is sufficient to implement the new standard. We are currently assessing the impact on the Company’s consolidated financial statements.

The FASB has issued ASU 2016-10 and ASU 2016-12, which are also related to the revenue recognition standard ASC 606. The Company will adopt the new provisions of this accounting standard at the beginning of fiscal year 2018. The Company is currently evaluating the effect that this guidance will have on its consolidated financial statements.

3.	Discontinued Operations

The following table shows the discontinued cardiac diagnostic monitoring business balance sheet as of December 31, 2016:

December 31, 2016
Accounts receivable, net	$123
Current assets of discontinued operations	$123

Accounts payable	22
Accrued compensation and other liabilities	101
Current liabilities of discontinued operations	$123

The following table shows the results of the cardiac diagnostic monitoring discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Sales, net	$—	$445	$140	$987
Operating costs and expenses	—	(639)	(268)	(1,746)
Net loss from discontinued operations	—	(194)	(128)	(759)

The Company sold the cardiac diagnostic monitoring business on February 17, 2017 to Datrix, LLC for a future revenue earn-out that was valued by the Company at $0. The Company recorded a loss on the sale of $164. The net loss was computed as follows:

Accounts receivable, net	$179
Accrued liabilities	(15)
Net assets sold	164
Fair value of consideration received	—
Loss on sale of discontinued operations, net of income taxes	$164

4.	Segment Reporting

The Company currently operates in two reportable segments: body-worn devices and hearing health direct-to-consumer. The nature of distribution and services has been deemed separately identifiable. Therefore, segment reporting has been applied.

Income (loss) from operations is total net revenues less cost of sales and operating expenses. Identifiable assets by industry segment include assets directly identifiable with those operations. The accounting policies applied to determine segment information are the same as those described in the summary of significant accounting policies described in Note 1 to the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company evaluates the performance of each segment based on income and loss from continuing operations before income taxes. The following table summarizes data by industry segment:

At and for the Three Months Ended September 30, 2017	Body Worn Devices	Hearing Health Direct-to-Consumer	Total
Revenue, net	$22,271	$1,763	$24,034
Income (loss) from continuing operations	1,121	(204)	917
Identifiable assets (excluding goodwill)	29,883	5,404	35,287
Goodwill	9,551	1,004	10,555
Depreciation and amortization	506	48	554
Capital expenditures	350	16	366

At and for the Nine Months Ended September 30, 2017	Body Worn Devices	Hearing Health Direct-to-Consumer	Total
Revenue, net	$61,495	$4,588	$66,083
Income (loss) from continuing operations	1,736	(1,085)	651
Identifiable assets (excluding goodwill)	29,883	5,404	35,287
Goodwill	9,551	1,004	10,555
Depreciation and amortization	1,500	159	1,659
Capital expenditures	836	148	984

5.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	September 30, 2017	December 31, 2016
United States	$4,570	$4,640
Singapore	1,195	1,413
Other – primarily United Kingdom and Indonesia	523	553
Consolidated	$6,288	$6,606

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

The geographical distribution of net sales to geographical areas for the three and nine months ended September 30, 2017 and 2016 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
United States	$19,605	$11,201	$52,804	$35,154
Europe	2,317	2,706	7,102	8,523
Asia	1,740	1,380	5,541	5,918
All other countries	372	283	636	667
Consolidated	$24,034	$15,570	$66,083	$50,262

Geographic net sales are allocated based on the location of the customer.

For the three and nine months ended September 30, 2017, one customer accounted for 51% and 49%, respectively, of the Company’s consolidated net sales. For both the three and nine months ended September 30, 2016, one customer accounted for 38% and 39%, respectively, of the Company’s consolidated net sales.

At September 30, 2017, two customers combined accounted for 23% of the Company’s consolidated accounts receivable. At December 31, 2016, two customers combined accounted for 31% of the Company’s consolidated accounts receivable.

6.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
September 30, 2017
Domestic	$6,334	$1,577	$3,150	$11,061
Foreign	2,125	810	903	3,838
Total	$8,459	$2,387	$4,053	$14,899

December 31, 2016
Domestic	$5,731	$1,324	$2,609	$9,664
Foreign	1,751	284	644	2,679
Total	$7,482	$1,608	$3,253	$12,343

7.	Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	September 30, 2017	December 31, 2016
Domestic Asset-Based Revolving Credit Facility	$1,755	$3,218
Note Payable	2,000	2,000
Foreign Overdraft and Letter of Credit Facility	1,256	1,243
Domestic Term-Loan	4,500	5,250
Unamortized Finance Costs	(86)	(81)
Total Debt	9,425	11,630
Less: Current Maturities	(2,411)	(2,346)
Total Long-Term Debt	$7,014	$9,284

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with The PrivateBank and Trust Company. The credit facility, as amended through September 30, 2017, provides for:

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

Weighted average interest on the revolving credit facility was 7.11% for the nine months ended September 30, 2017 and 4.82% for the year ended December 31, 2016. The outstanding balance of the revolving credit facility was $1,755 and $3,218 at September 30, 2017 and December 31, 2016, respectively. The total availability on the revolving credit facility was approximately $5,632 and $5,121 at September 30, 2017 and December 31, 2016, respectively.

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

The Company was in compliance with the financial covenants under the facility as of September 30, 2017.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.95% and 3.50% for the nine months ended September 30, 2017 and the year ended December 31, 2016. The outstanding balance was $1,256 and $1,243 at September 30, 2017 and December 31, 2016, respectively. The total remaining availability on the international senior secured credit agreement was approximately $524 and $455 at September 30, 2017 and December 31, 2016, respectively.

Note Payable

HHE has a $2,000 note payable to the party holding 80% of its equity interest. The note is secured by substantially all of the assets of HHE. The note is payable over 48 months in quarterly installments with interest at 5% per year, except that interest only will be paid in the first twelve months, with the deferred payments to be made at maturity.

8.	Income Taxes

Income tax expense for the three and nine months ended September 30, 2017 was $47 and $165 compared to $33 and $119, respectively, for the same periods in 2016. The expense was primarily due to foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal or state benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the three and nine months ended September 30, 2017 and 2016.

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
United States	$1,008	$(1,250)	$1,049	$(2,664)
Singapore	245	212	168	779
Indonesia	20	18	54	54
United Kingdom	(184)	(191)	(595)	(490)
Germany	(125)	99	140	314
Income (loss) before income taxes and discontinued operations	$964	$(1,112)	$816	$(2,007)

9.	Shareholders’ Equity and Stock-based Compensation

The Company has a 2006 Equity Incentive Plan and a 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan replaced the 2006 Equity Incentive Plan and new grants may not be made under the 2006 Plan.

Under the 2015 Equity Incentive Plan, the Company may grant stock options, stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than stock options, had been granted as of September 30, 2017. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

The Compensation Committee of the Board of Directors has established a non-employee directors’ stock fee election program, referred to as the director’s program, and a non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2015 Plan. There were no shares purchased under the director program or the management purchase program during the three and nine months ended September 30, 2017 and 2016.

Stock option activity during the nine months ended September 30, 2017 was as follows:

	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,385	$6.54
Options forfeited or cancelled	(5)	7.36
Options granted	222	7.36
Options exercised	(69)	5.50

Outstanding at September 30, 2017	1,533	$6.71	$8,566

Exercisable at September 30, 2017	1,118	$6.52	$6,539

Available for future grant at December 31, 2016	404

Available for future grant at September 30, 2017	189

The number of shares available for future grants at September 30, 2017 does not include a total of up to 1,084 shares subject to options outstanding under the 2006 Equity Incentive Plan which will become available for grant under the 2015 Equity Incentive Plan in the event of the expiration, cancellation or surrender of such options.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options. The weighted average exercise price of options granted was $7.05 and $7.36 for options granted during the three and nine months ended September 30, 2017. The weighted average exercise price of options granted was $7.14 for options granted during the nine months ended September 30, 2016.

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

The weighted average remaining contractual life of options exercisable at September 30, 2017 was 4.02 years.

The Company recorded $209 and $634 of non-cash stock option expense for the three and nine months ended September 30, 2017, respectively. The Company recorded $159 and $506 of non-cash stock option expense for the three and nine months ended September 30, 2016, respectively. As of September 30, 2017, there was $1,198 of total unrecognized compensation costs related to non-vested awards that are expected to be recognized over a weighted-average period of 1.95 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, through September 30, 2017, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 3 and 10 shares purchased under the plan for the three and nine months ended September 30, 2017, respectively, and a total of 5 and 14 shares purchased for the three and nine months ended September 30, 2016, respectively.

10.	Income (Loss) Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Numerator:
Income (loss) from continuing operations before discontinued operations	$917	$(1,145)	$651	$(2,126)
Loss on sale of discontinued operations	—	—	(164)	—
Loss from discontinued operations, net of income taxes	—	(194)	(128)	(759)
Net income (loss)	917	(1,339)	359	(2,885)

Less: loss allocated to non-controlling interest	(186)	(35)	(925)	(106)

Net income (loss) attributable to shareholders	$1,103	$(1,304)	$1,284	$(2,779)

Denominator:
Basic – weighted shares outstanding	6,853	6,796	6,836	6,287
Weighted shares assumed upon exercise of stock options	398	—	343	—
Diluted – weighted shares outstanding	7,251	6,796	7,179	6,287

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.16	$(0.16)	$0.23	$(0.32)
Discontinued operations	—	(0.03)	(0.04)	(0.12)
Net income (loss) per share:	$0.16	$(0.19)	$0.19	$(0.44)

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.15	$(0.16)	$0.22	(0.32)
Discontinued operations	—	(0.03)	(0.04)	(0.12)
Net income (loss) per share:	$0.15	$(0.19)	$0.18	$(0.44)

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

The Company’s former French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding, including liabilities under guarantees aggregating approximately $460.

The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect our consolidated financial position, liquidity or results of operations.

12.	Related-Party Transactions

One of the Company’s subsidiaries leases office and factory space from a partnership consisting of one present and two former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary is required to pay all real estate taxes and operating expenses. The total base rent expense, real estate taxes and other charges incurred under the lease were approximately $124 and $372 for the three and nine months ended September 30, 2017, respectively, and approximately $121 and $364 for the three and nine months ended September 30, 2016, respectively. The term of the lease runs to January 31, 2022. The partnership sold the property to an unaffiliated third party on October 13, 2017.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three and nine months ended September 30, 2017, the Company paid that firm approximately $29 and $94, respectively, for legal services and costs. For the three and nine months ended September 30, 2016, the Company paid that firm approximately $50 and $183, respectively, for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities and Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

The Company has a 50% ownership in Signison, which is a German based hearing health company. Signison owes the Company a note receivable balance of $465 as of September 30, 2017.

13.	Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016

Medical	$14,840	$8,814	$39,904	$27,832
Hearing Health	5,816	4,927	17,086	16,722
Hearing Health Direct-to-Consumer	1,763	—	4,588	—
Professional Audio Communications	1,615	1,829	4,505	5,708
Total Revenue	$24,034	$15,570	$66,083	$50,262

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

On January 19, 2017, the Company announced that it had exercised its option to acquire the remaining 80 percent stake in HHE. The transaction is expected to close in the fourth quarter of 2017. The results of HHE were consolidated into the Company’s financial statements beginning October 31, 2016. The Company allocates income and losses to the noncontrolling interest based on current ownership percentage, however, as part of the closing, IntriCon will likely absorb a portion of the losses previously allocated to the majority owner. The amount of losses previously allocated to the majority owner that we may have to absorb could range $500,000 and $700,000. Losses incurred by HHE to date include non-cash amortization, acquisition related costs and operating results, all of which are related to prior periods and have no future cash impact

In April 2017, the Company entered into an agreement to acquire a 49% stake in Soundperience for 1,200 Euros. As of September 30, 2017, the Company holds a 16% stake in Soundperience, which will increase to 49% upon the completion of certain milestones and payment of the purchase price for that equity. As of September 30, 2017, the Company has an equity investment and advance in Soundperience of $1,255. The Company does not anticipate the Soundperience business will have a notable financial impact on operating results, but rather will provide the company with exclusive access in the United States to critical software technology. Soundperience has designed self-fitting hearing aid technology. The Company’s self-fitting hearing aid technology is being used in the German market today, most notably through our Signison joint venture with the owner of Soundperience. Both Soundperience and Signison will be accounted for in the Company’s financial statements using the equity method.

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

In early January 2016, the U.S. Food and Drug Administration (FDA) weighed in on low hearing aid penetration rates with an announcement that highlighted statistics from the National Institute on Deafness and Other Communication Disorders. They found that 37.5 million U.S. adults aged 18 and older report some form of hearing loss. However, only 30 percent of adults over 70, and 16 percent of those aged 20 to 69, who could benefit from wearing hearing aids, have ever used them. Based on these statistics, the FDA reopened the public comment period on draft guidance related to the agency’s premarket requirements for hearing aids and personal sound amplifiers (PSAPs). In April 2016, the FDA hosted a public workshop to gather stakeholder and public input on draft guidance related to the agency’s premarket requirements for hearing aids and PSAPs. The FDA’s intent is to consider ways in which regulation can support further device penetration into the hearing market. In December 2016, the FDA announced important steps to better support consumer access to hearing aids. The agency issued a guidance document explaining that it does not intend to enforce the requirement that individuals age 18 and older receive a medical evaluation or sign a waiver prior to purchasing most hearing aids, effective immediately. It also announced its commitment to consider creating a category of over-the-counter (OTC) hearing aids that could deliver new, innovative and lower-cost products to millions of consumers.

Furthermore, there have been significant public policy developments during 2017. On August 18, 2017, President Donald Trump signed into law H.R. 2430, the U.S. Food and Drug Administration (FDA) Reauthorization Act, which includes the Over-the-Counter (“OTC”) Hearing Aid Act of 2017. The legislation is designed to enable adults with mild- to moderate-hearing loss to access OTC hearing aids without being seen by a hearing care professional. The OTC Hearing Aid Act requires the FDA to create and regulate a category of OTC hearing aids to ensure they meet the same high standards for safety, consumer labeling, and manufacturing protection that all other medical devices must meet. Additionally, the OTC Hearing Aid Act mandates that the FDA establish an OTC hearing aid category for adults with “perceived” mild- to moderate-hearing loss within three years of passage of the legislation. The FDA also must finalize a rule within 180 days after the close of the comment period, detailing what level of safety, labeling and consumer protections will be included. We believe this legislation has the potential to remove the significant barriers existing today that prevent innovative hearing health solutions. We believe that this legislation will invigorate competition, spur innovation and facilitate the development of an ecosystem of hearing health care that provides affordable and accessible solutions to millions of unserved or underserved Americans. Additionally, these public policy changes all further support our strategic focus to gain direct access to consumers and the underserved market.

The Company is in the final stages of commercializing its PhysioLink™ 2 wireless technology, which will be incorporated into product platforms serving the traditional and value based hearing healthcare markets. This technology is an integrated platform that incorporates IntriCon’s Audion™ 8 amplifier and 2.4 GHz Bluetooth® low energy, enabling wireless connectivity from any Bluetooth® enabled device operating IntriCon’s propriety software over distances up to ten meters.

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

In April 2017, we entered into an agreement to acquire a 49% stake in Soundperience. As of September 30, 2017, we hold a 16% stake in Soundperience, which will increase to 49% upon the completion of certain milestones and payment of the purchase price for that equity. Soundperience has designed self-fitting hearing aid technology. This company’s self-fitting hearing aid technology is being used in the German market today, most notably though our Signison joint venture with Soundperience.

Currently, the Soundperience technology is PC based and is wired to the hearing aid during programing. However, the system will be integrated with IntriCon’s wireless hearing aids over the next few months, and initially rolled out in Germany through our Signison joint venture.

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

IntriCon currently has a strong presence in the diabetes and other bio-telemetry markets. For diabetes, IntriCon has partnered with Medtronic to manufacture their wireless continuous glucose monitors (CGM), sensors, and accessories associated with Medtronic’s CGM system, including the MiniMed Connect, which links the MiniMed pump and CGM to certain smart devices providing users with a discrete and real-time view of their blood sugar information. Our Medtronic business posted record revenue in 2015, led by the MiniLink REAL-Time Transmitter and related accessories sales, which are incorporated in Medtronic’s MiniMed 530G insulin pump and CGM system. In August 2016, the FDA approved the MiniMed 630G system which will replace the 530G system. In addition to the MiniMed 630G system, IntriCon is also designed into the MiniMed 670G system which was approved by the FDA in September 2016.The MiniMed 670G is the world’s first hybrid closed loop insulin delivery system and we are excited to be designed into and supporting such a revolutionary diabetes management system. In June 2017, the 670G was launched in the U.S. Medtronic began fulfilling orders from patients enrolled in their Priority Access Program. In parallel, Medtronic began taking new orders from interested customers who want to be next in line to receive the system after the Priority Access orders are filled. Looking ahead, we believe there are opportunities to expand our diabetes product offering with Medtronic, as well as move into new markets outside of the diabetes market.

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

Results of Operations

Sales, net

Our net sales are comprised of two segments: our body-worn device segment (consisting of three main markets: medical, hearing health and professional audio) and our hearing health direct-to-consumer segment. Below is a summary of our sales by main markets for the three and nine months ended September 30, 2017 and 2016:

			Change
Three Months Ended September 30	2017	2016	Dollars	Percent
Medical	$14,840	$8,814	$6,026	68.4%
Hearing Health	5,816	4,927	889	18.0%
Hearing Health Direct-to-Consumer	1,763	—	1,763	—
Professional Audio Communications	1,615	1,829	(214)	-11.7%
Consolidated Net Sales	$24,034	$15,570	$8,464	54.4%

Nine Months Ended September 30
Medical	$39,904	$27,832	$12,072	43.4%
Hearing Health	17,086	16,722	364	2.2%
Hearing Health Direct-to-Consumer	4,588	—	4,588	—
Professional Audio Communications	4,505	5,708	(1,203)	-21.1%
Consolidated Net Sales	$66,083	$50,262	$15,821	31.5%

For the three and nine months ended September 30, 2017, we experienced increases of 68.4% and 43.4% in net sales in the medical market compared to the same periods in 2016. Medtronic revenues were up significantly for the three and nine months ended September 30, 2017 while the rest of the medical segment remained relatively stable. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in the diabetes market with its Medtronic partnership. The Company believes there are growth opportunities in this market as well other emerging biotelemetry and home care markets that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the three and nine months ended September 30, 2017 increased 18.0% and 2.2%, respectively, compared to the same periods in 2016. The increases for the three and nine months ended September 30, 2017 were primarily due to increases in the value based hearing healthcare and hi Health markets partially offset by decreases in our traditional hearing health market. The Company is very optimistic about the progress that has been made and the long-term prospects of the value based hearing healthcare market. Market dynamics, such as low penetration rates, an aging population, regulatory scrutiny, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such the insurance channel and PSAP channel. IntriCon believes it is very well positioned to serve these value based hearing healthcare market channels. The Company will be aggressively pursuing larger customers who can benefit from our value proposition. Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices.

Net sales in our hearing health direct-to-consumer business for the three and nine months ended September 30, 2017 increased due to the acquisition of the 20% equity interest and control of HHE during the fourth quarter of 2016.

Net sales to the professional audio device sector decreased 11.7% and 21.1% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three and nine months ended September 30, 2017 and 2016, was as follows:

	2017		2016		Change
		Percent		Percent
Three Months Ended September 30	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Gross Profit	$7,565	31.5%	$3,542	22.7%	$4,023	113.6%
Nine Months Ended September 30
Gross Profit	$19,822	30.0%	$12,473	24.8%	$7,349	58.9%

The 2017 gross profit increase as a percentage of sales over the comparable prior year periods was primarily due to higher sales volume, the addition of our direct-to-consumer business and favorable sales mix.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three and nine months ended September 30, 2017 and 2016 were as follows:

	2017		2016		Change
Three Months Ended September 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Sales and Marketing	$2,342	9.7%	$1,041	6.7%	$1,301	125.0%
General and Administrative	2,698	11.2%	2,221	14.3%	477	21.5%
Research and Development	1,047	4.4%	1,076	6.9%	(29)	-2.7%

Nine Months Ended September 30
Sales and Marketing	$6,857	10.4%	$3,357	6.7%	$3,500	104.3%
General and Administrative	7,961	12.0%	6,570	13.1%	1,391	21.2%
Research and Development	3,312	5.0%	3,562	7.1%	(250)	-7.0%

Sales and marketing expenses increased over the prior year due to the addition of HHE during 2017. General and administrative expenses were greater than the prior year period primarily due to increased support costs along with costs at HHE. Research and development decreased over the prior year due to decreased outside service costs.

Restructuring charges

During the three and nine months ended September 30, 2016, the Company incurred restructuring charges of $0 and $132, related to IntriCon UK’s facility moving costs.

Interest expense

Net interest expense for the three and nine months ended September 30, 2017 was $177 and $548 compared to $135 and $387 for the comparable three and nine month periods in 2016. The increase in interest expense was primarily due to higher average interest rates along with interest expenses generated from HHE that were not incurred in the prior year comparable period.

Other expense

Other expense for the three and nine months ended September 30, 2017 was $337 and $328 compared to other expense of $181 and $472 for the same periods in 2016. The change in other expense primarily related to changes in the currency exchange rate along with losses incurred in our 50% owned Signison partnership.

Income tax expense

Income tax expense for the three and nine months ended September 30, 2017 was $47 and $165 compared to $33 and $119 for the same periods in 2016. The expense for the three and nine months ended September 30, 2016 was primarily due to taxable income generated by foreign operations and a minimum domestic state tax payment made in the current year.

Liquidity and Capital Resources

As of September 30, 2017, we had $332 of cash on hand. Sources of our cash for the nine months ended September 30, 2017 were from our operating activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash provided by (used in):
Operating activities	$3,163	$(574)
Investing activities	(1,714)	(1,721)
Financing activities	(2,101)	2,732
Effect of exchange rate changes on cash	317	(202)
Net increase (decrease) in cash	$(335)	$235

Net cash provided by operations of $3,163 was primarily driven by net income, add backs for non-cash depreciation and stock compensation along with increases in accounts payable and accrued expenses partially offset by increases in other assets and inventory.

Net cash used in investing activities of $1,714 consisted primarily of $984 of purchases of property, plant and equipment and $631 of an investment in Soundperience.

Net cash used in financing activities of $2,101 was comprised primarily of repayments of borrowings under our credit facilities partially offset by proceeds from long-term borrowings.

The Company had the following bank arrangements:

	September 30, 2017	December 31, 2016

Total borrowing capacity under existing facilities	$13,667	$15,287

Facility borrowings:
Domestic revolving credit facility	1,755	3,218
Domestic term loan	4,500	5,250
Foreign overdraft and letter of credit facility	1,256	1,243
Total borrowings and commitments	7,511	9,711

Remaining availability under existing facilities	$6,156	$5,576

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with The PrivateBank and Trust Company. The credit facility, as amended through September 30, 2017, provides for:

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

Weighted average interest on the revolving credit facility was 7.11% for the nine months ended September 30, 2017 and 4.36% for the year ended December 31, 2016. The outstanding balance of the revolving credit facility was $1,755 and $3,218 at September 30, 2017 and December 31, 2016, respectively. The total availability on the revolving credit facility was approximately $5,632 and $5,121 at September 30, 2017 and December 31, 2016, respectively.

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

The Company was in compliance with the financial covenants under the facility as of September 30, 2017.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.95% and 3.50% for the nine months ended September 30, 2017 and the year ended December 31, 2016, respectively. The outstanding balance was $1,256 and $1,243 at September 30, 2017 and December 31, 2016, respectively. The total remaining availability on the international senior secured credit agreement was approximately $524 and $455 at September 30, 2017 and December 31, 2016, respectively.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2017 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

ITEM 6. Exhibits

(a)	Exhibits

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 30, 2017, (Unaudited) and December 31, 2016; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2017, and 2016; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2017, and 2016; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2017, and 2016; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION

(Registrant)

Date: November 14, 2017	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2017	By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 30, 2017, (Unaudited) and December 31, 2016; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2017, and 2016; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2017, and 2016; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2017, and 2016; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*	Filed herewith.