Form 10-K
period 2017-12-31
INTRICON CORP
filed 2018-03-13
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant on June 30, 2017 was $48,858,093. Common shares held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common shares on February 21, 2018 was 6,933,547.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2018 annual meeting of shareholders are incorporated by reference into Part III of this report; provided, however, that the Audit Committee Report and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

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

Business Highlights

Major Events in 2017

In December 2017, the Company acquired the remaining 80-percent stake in Hearing Help Express, Inc. (referred to as “Hearing Help Express” or “HHE”), a direct-to-consumer mail order hearing aid provider, for $650 in cash, repayment of $1,833 in debt to HHE’s 80% holder and an earn-out. The results of HHE were consolidated into the Company’s financial statements beginning October 31, 2016. Prior to the acquisition of 100% ownership in December 2017, the Company allocated income and losses to the noncontrolling interest based on ownership percentage.

The Company entered into an agreement to acquire a 49% stake in Soundperience for 1,500 Euros. As of December 31, 2017, the Company held a 16% stake in and obtained a technology license from Soundperience, which investment would increase to 49% upon the completion of certain milestones and payment of the purchase price for that equity. As of December 31, 2017, the Company had an investment in Soundperience of $1,415, consisting of an equity investment, cash advance and license agreement. In January 2018, the Company closed on the additional 33% stake in Soundperience, bringing its total ownership to 49% and its total investment to 1,500 Euros. Soundperience has designed self-fitting hearing aid technology. The Company does not anticipate the Soundperience business will have a notable financial impact on operating results, but rather will provide the Company with exclusive access in the United States to critical software technology. Soundperience’s self-fitting hearing aid technology is being used in the German market today, most notably through Signison, a joint venture with the owner of Soundperience. Soundperience and Signison are accounted for in the Company’s financial statements using either the cost or equity method.

In December 2017, the Company and its domestic subsidiaries entered into an Eleventh Amendment to the Loan and Security Agreement and Waiver with CIBC Bank USA (formerly known as The PrivateBank and Trust Company), which among other things provided an additional loan of $2,000 under our term note to assist with the acquisition of HHE and provided a capital expenditure loan facility for up to $2,500.

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

In October of 2016, the Company purchased 20 percent of Hearing Help Express and began implementing cost cutting measures and business improvements.

On May 18, 2016, the Company completed a public offering and sale of 805 shares of common stock. The net proceeds from this offering, after deducting underwriting discounts and offering expenses, totaled approximately $3,678 and were used for working capital and general corporate purposes.

Major Events in 2015

The Company reported its then strongest financial results in over a decade, surpassing 2014 results, including its strongest revenue and margin since the rebranding of the Company in 2005.

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

Market Overview:

IntriCon serves the body-worn device market by designing, developing, engineering, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for the emerging value based hearing healthcare market (which includes the hearing health direct to consumer market), the hearing health market, the medical bio-telemetry market and the professional audio communication market. Revenue from these markets is reported on the respective lines in the discussion of our results of operations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 “Revenue by Market” to the Company’s consolidated financial statements included herein.

Value Based Hearing Healthcare Market

The Company believes the value based hearing healthcare (VBHH) market offers significant growth opportunities. In the United States alone, there are approximately 40 million adults that report some degree of hearing loss. In adults, the most common cause of hearing loss is aging and noise. In fact, by the age of 65, one out of three people have hearing loss. The hearing-impaired population is expected to grow significantly over the next decade due to an aging population and more frequent exposure to loud sounds that can cause noise-induced hearing loss. It is estimated that hearing aids can help more than 90 percent of people with hearing loss, however the current market penetration into the U.S. hearing impaired population is approximately 20 percent, a percentage that has remained essentially unchanged for the last four decades. The primary deterrents to greater penetration are cost and access. The average cost of a hearing aid in the US market today is over $2,400 per device, more than double the cost from twelve years ago. Approximately 70 percent of the hearing impaired have hearing loss in both ears (referred to as a binaural loss), driving the total cost to almost $5,000 on average for a set of hearing aids.

We believe a perfect vortex of factors has come together over the last few years to enable the emergence of a market disruptive, high-quality, low cost distribution model, including continued consolidation of retail (causing escalating hearing aid prices), consumer outcry, consumer education, advancements in technology (such as behind-the-ear devices, advanced digital signal processing, low-power wireless, and self-fitting software) as well as regulatory actions and pronouncements by the U.S. Food and Drug Administration, the President’s Council of Advisors on Science and Technology and the National Academies of Science, Engineering and Medicine.

Today in the US market, the conventional channel pushes all hearing impaired through the same inefficient, costly channel. However, a very large portion of the hearing-impaired market – mostly notably those with mild to moderate losses – could be properly served with the proper combination of high quality, outcome based devices, advanced fitting software and consumer services/care best practices – all at much lower cost. We believe fundamental change is needed and are excited about the opportunity that we created through thoughtful hard work and planning: a chance to deliver superior outcomes-based affordable hearing healthcare, by combining state-of-the-art devices and software technology, along with best practices customer service and at a much lower cost directly to consumers across the country, many of whom have not been able to afford care previously.

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

In December of 2017, we purchased the remaining 80% of HHE, a direct-to-consumer mail order hearing aid provider. Over the last decade, we have invested in the technology and low-cost manufacturing to design and build superior devices and fitting solutions, to address what we estimate to be a $1+ billion annual value based hearing healthcare market. With this acquisition, we believe we now have the channel infrastructure to directly reach consumers and—importantly for millions—the ability to offer high-quality hearing healthcare at a fraction of the cost. Through our other VBHH initiatives and tests, we have formed alliances with other key partners, which have given us experience and vital insight as we move aggressively into a more consumer-facing role. HHE provides an efficient, traditional direct-to-consumer channel to reach consumers who likely do not have insurance that will cover hearing devices. This is a channel that we can build on and expand via technology—and one that is complementary with many of our existing relationships.

We entered into an agreement to acquire a 49% stake in Soundperience for 1,500 Euros. As of December 31, 2017, we held a 16% stake in Soundperience, which would increase to 49% upon the completion of certain milestones and payment of the purchase price for that equity. As of December 31, 2017, we had an investment in Soundperience of $1,415, consisting of an equity investment, cash advance and license agreement. In January 2018, we acquired the additional 33% stake in Soundperience for 1,100 Euros, bringing out total ownership to 49% and our total investment to 1,500 Euros. Soundperience has designed self-fitting hearing aid technology. Soundperience’s self-fitting hearing aid technology is being used in the German market today, most notably through our Signison joint venture with the owner of Soundperience.

We believe strongly that incorporating self-fitting technology is a critical step in creating our high-quality, low-cost hearing healthcare ecosystem. Soundperience’s technology has the potential to drastically reduce the price of hearing aids, drive greater access and increase customer satisfaction.

In other VBHH channels, the Company has a business relationship with hi HealthInnovations (“hi Health”), a UnitedHealth Group company, to be their supplier of hearing aids, which they make available to participants under their health insurance plans.

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

We also believe there are niches in the conventional hearing health channel that will embrace our VBHH proposition in the United States and Europe. High costs of conventional devices and retail consolidation have constrained the growth potential of the independent audiologist and dispenser. We believe our software and product offering can provide independent audiologists and dispensers the ability to compete with larger retailers, such as Costco, and manufacturer owned retail distributors. In the third quarter of 2015, we announced a joint venture with The Academy of Doctors of Audiology (ADA) to provide hearing instruments and educational resources to audiologists and their patients. The joint venture operates as a limited liability company under the name “earVenture LLC”. EarVenture was officially launched in November 2015 at the ADA conference. To date, more than 400 of the 1,200 ADA members have registered to join the earVenture program. While we do not view earVenture, near term, as a meaningful contributor to sales, it continues to provide valuable industry insights and has the potential for future value by connecting it to our emerging direct-to-consumer channel.

Medical Bio-Telemetry

In the medical bio-telemetry market, the Company is focused on sales of bio-telemetry devices for life-critical diagnostic monitoring. The Company manufactures microelectronics, micro-mechanical assemblies, high-precision injection-molded plastic components and complete bio-telemetry devices for emerging and leading medical device manufacturers. The medical industry is faced with pressures to reduce the cost of healthcare. Driven by its core technologies, IntriCon helps shift the point of care from expensive traditional settings, such as hospitals, to less expensive non-traditional settings like the home. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop, manufacture and distribute medical devices that are easier to use, are more miniature, use less power, and are lighter. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices.

IntriCon currently has a presence in the diabetes, cardiac, catheter positioning markets. For diabetes, IntriCon has partnered with Medtronic to manufacture their wireless continuous glucose monitors (CGM), sensors, and accessories associated with Medtronic’s insulin pump and CGM system. In August 2016, the FDA approved the MiniMed 630G system which will replace Medtronic’s MiniMed 530G system. In addition to the MiniMed 630G system, IntriCon is also designed into the MiniMed 670G system which was approved by the FDA in September 2016. The MiniMed 670G is the world’s first hybrid closed loop insulin delivery system and we are excited to be designed into and supporting such a revolutionary diabetes management system. In June 2017, the 670G was launched in the U.S. Medtronic began fulfilling orders from patients enrolled in their Priority Access Program. In parallel, Medtronic began taking new orders from interested customers who want to be next in line to receive the system after the Priority Access orders are filled. Looking ahead, we believe there are opportunities to expand our diabetes product offering with Medtronic, as well as move into new markets outside of the diabetes market.

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

In order to focus financial and operational resources on value based hearing healthcare and the growing DTC opportunity, IntriCon made the strategic decision to divest its non-core cardiac diagnostic monitoring business in 2016. The Company sold this business on February 17, 2017 to Datrix, LLC.

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

Core Technologies Overview:

Our core technologies expertise is focused on three main markets: medical bio-telemetry, value based hearing healthcare and professional audio communications. Over the past several years, the Company has increased investments in the continued development of five critical core technologies: Ultra-Low-Power (ULP) Digital Signal Processing (DSP), ULP Wireless, Fitting Software, Microminiaturization, and Miniature Transducers. These five core technologies serve as the foundation of current and future product platform development, designed to meet the rising demand for smaller, portable, more advanced devices and the need for greater efficiencies in the delivery models. The continued advancements in this area have allowed the Company to further enhance the mobility and effectiveness of miniature body-worn devices.

ULP DSP

DSP converts real-world analog signals into a digital format. Through our nanoDSP™ technology, IntriCon offers an extensive range of ULP DSP amplifiers for hearing, medical and professional audio applications. Our proprietary nanoDSP incorporates advanced ultra-miniature hardware with sophisticated signal processing algorithms to produce devices that are smaller and more effective. The Company further expanded its DSP portfolio including improvements to its Reliant CLEAR™ feedback canceller, offering increased added stable gain and faster reaction time. Additionally, the DSP technologies are utilized in the Audion8™, our eight-channel hearing aid amplifier, and the Audion16™, our wide dynamic range compression sixteen-channel hearing aid amplifier. The amplifiers are feature-rich and are designed to fit a wide array of applications. In addition to multiple compression channels, the amplifiers have a complete set of proven adaptive features which greatly improve the user experience.

ULP Wireless

Wireless connectivity is fast becoming a required technology, and wireless capabilities are especially critical in new body-worn devices. IntriCon’s BodyNet™ ULP technology, including the nanoLink™ and PhysioLink™ wireless systems, offers solutions for transmitting the body’s activities to caregivers and wireless audio links for professional communications and surveillance products, including diabetes monitoring and audio streaming for hearing devices.

IntriCon is in the final stages of commercializing its Physiolink3 wireless technology, which will be incorporated into product platforms serving the medical, hearing health and professional audio communication markets. This system is based on 2.4GHz proprietary digital radio protocol in the industrial-scientific-medical (ISM) frequency band and enables audio and data streaming and command and control to ear-worn and body-worn applications over distances of up to ten meters. The Physiolink3 technology can be used to increase productivity in the emerging VBHH channels through in office wireless programming, remote cloud based fitting and consumer directed self-fitting of hearing aids. This will provide both greater access and lower costs for patients. In addition, remote control functions will improve the patient experience while using the device especially for those with diminished dexterity. The Physiolink3 technology builds on the Physiolink2 capabilities by adding wireless streaming at, what we believe, are much lower power levels than any technology currently on the market. This will allow for accessories to enhance the user experience in noisy environments by allowing audio streaming directly to the hearing aid.

Fitting Software

The ability to efficiently and effectively fit hearing aids is critical to building a value based eco-system of hearing healthcare. By developing more advanced fitting software systems, individuals can benefit from fittings that conform to their specific loss, while eliminating the need for an in-person appointment. In addition to the traditional fitting software, IntriFit, used in the conventional channel, IntriCon has made significant investments in various advanced fitting software solutions, including its investment in Soundperience, that can enable remote and self-fitting solutions. IntriCon believes these advanced fitting solutions, along with the other components of the eco-system, will drive access, affordability and superior customer satisfaction to the millions of individuals that cannot receive care today, primarily due to high cost and low access. IntriCon expects to introduce our advanced fitting solutions through our various VBHH channels later in 2018.

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

Currently, IntriCon sells its hearing device products directly to domestic hearing instrument manufacturers, and distributors and partnerships through an internal sales force. Sales of medical and professional audio communications products are also made primarily through an internal sales force. As a result of the investment in Hearing Help Express in 2016, the Company began marketing and selling hearing aid devices directly to consumers through direct mail advertising, internet and a call center.

Internationally, sales representatives employed by IntriCon GmbH (“GmbH”), a wholly owned German subsidiary, solicit sales from European hearing instrument, medical device and professional audio communications manufacturers and suppliers.

In recent years, a small number of customers have accounted for a substantial portion of the Company’s sales. In 2017, one customer in our medical market accounted for approximately 48 percent of the Company’s net sales. During 2017, the top five customers accounted for approximately $56,006, or 63 percent, of the Company’s net sales. See Note 6 to the consolidated financial statements for a discussion of net sales and long-lived assets by geographic area.

IntriCon markets its high performance microphone products to the radio communication and professional audio industries and has several larger competitors who have greater financial resources. IntriCon holds a small market share in the global market for microphone capsules and other related products.

Employees. As of December 31, 2017, the Company had a total of 670 full time equivalent employees, of whom 72 are executive and administrative personnel, 27 are sales personnel, 30 are engineering personnel and 541 are operations personnel. The Company considers its relations with its employees to be satisfactory. None of the Company’s employees are represented by a union.

As a supplier of consumer and medical products and parts, IntriCon is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

Research and Development. IntriCon conducts research and development activities primarily to improve its existing products and proprietary technology. The Company is committed to investing in the research and development of proprietary technologies, such as the ULP nanoDSP and ULP wireless technologies. The Company believes the continued development of key proprietary technologies will be the catalyst for long-term revenues and margin growth. Research and development expenditures were $4,458, $4,688, and $4,279 in 2017, 2016 and 2015, respectively. These amounts are net of any customer and grant reimbursed research and development.

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

United States Food and Drug Administration

FDA regulations classify medical devices based on perceived risk to public health as either Class I, II or III devices. Class I devices are subject to general controls, Class II devices are subject to special controls and Class III devices are subject to pre-market approval (“PMA”) requirements. While most Class I devices are exempt from pre-market submission, it is necessary for most Class II devices to be cleared by a 510(k) pre-market notification prior to marketing. A “cleared” 510(k) establishes that the device is “substantially equivalent” to a legally marketed predicate device which was legally marketed prior to May 28, 1976 or which itself has been found to be substantially equivalent, through the 510(k) process, after May 28, 1976. It is “substantially equivalent” if it has the same intended use and the same technological characteristics as the predicate. The 510(k) pre-market notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If the product is notably new or different and substantial equivalence cannot be established, the FDA will require the manufacturer to submit a PMA application for a Class III device that must be reviewed and approved by the FDA prior to sale and marketing of the device in the United States. The process of obtaining PMA approval can be expensive, uncertain, lengthy and frequently requires anywhere from one to several years from the date of FDA submission, if approval is obtained at all. The FDA controls the indicated uses for which a product may be marketed and strictly prohibits the marketing of medical devices for unapproved uses. The FDA can require the manufacturer to withdraw products from the market for failure to comply with laws or the occurrence of safety risks.

Our wireless and non-wireless hearing aids are air-conduction devices and, as such, are Class I and Class II medical devices. Air-conduction hearing aids are exempt from the 510(k) pre-market notification process. These hearing aids may be marketed either through distribution channels owned, in whole or in part, by IntriCon or through non-affiliated distribution channels. In the latter sense, IntriCon acts as the contract manufacturer to the distributing organization, assisting in design, development and manufacturing. Our manufacturing operations are subject to periodic inspections by the FDA, whose primary purpose is to audit the Company’s compliance with the Quality System Regulations published by the FDA (21CFR Part 820) and other applicable government standards. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. We believe that our manufacturing and quality control procedures are in compliance with the requirements of the FDA regulations. Our most recent FDA audits were conducted in January of 2017 and in December of 2017. No issues (observations) arising from those audits were noted.

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

Medical device law in the EU requires that our quality system conforms to international quality standards and that our medical devices conform to “essential requirements” set forth by the Medical Device Directive (“MDD”). In order to keep pace with accelerating technical reality and manufacturing risks, medical device law in Europe is changing rapidly. Effective May 5, 2017, the MDD has been replaced with a more broad-reaching Medical Device Regulation (“MDR”) with a three-year transition period. IntriCon intends to comply with the MDR prior to the end of the transition period.

IntriCon manufacturing facilities are audited annually by an International Organization for Standardization (“ISO”) registrar to verify conformity of products and quality systems to the relevant standards and regulations. The ISO registrar for our US facilities is British Standards Institute (“BSI”) while the registrar for our Asian facilities is SGS United Kingdom Ltd.

Our European Authorized Representative, CE Partner 4U, audits and retains our technical documentation and registers our products as required with competent authorities in all EU member states. These audits verify that our quality system conforms to the international quality standard ISO 13485 and that our products conform to the “essential requirements” set forth by the MDD for the class of medical devices we produce. These certifications entitle us to place the “CE” mark on our hearing aids distributed in Europe. In 2014, IntriCon obtained “CE” certification for our own hearing aid devices and we are supplying these devices into the European market. Our hearing aids may also bear the CE mark of our customers who then assume regulatory responsibilities for those devices they place on the EU market under their own name.

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

Factors that affect our results of operations include, but are not limited to, the volume and timing of orders received, changes in the global economy and financial markets, changes in the mix of products sold, market acceptance of our products and our customer’s products, competitive pricing pressures, global currency valuations, the availability of electronic components that we purchase from suppliers, our ability to meet demand, our ability to introduce new products on a timely basis, the timing of new product announcements and introductions by us or our competitors, changing customer requirements, delays in new product qualifications, the timing and extent of research and development expenses and regulatory changes and/or delays. These factors have caused and may continue to cause us to experience fluctuations in operating results on a quarterly and/or annual basis. These fluctuations could materially adversely affect our business, financial condition and results of operations, which in turn, could adversely affect the price of our common stock.

The loss of one or more of our major customers could adversely affect our results of operations.

We are dependent on a small number of customers for a majority of our revenues. In fiscal year 2017, our largest customer accounted for approximately 48 percent of our net sales and our five largest customers accounted for approximately 63 percent of our net sales. A significant decrease or delay in the sales to or loss of any of our major customers could have a material adverse effect on our business and results of operations. Our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our major customers will not experience financial, technical, regulatory or other difficulties or delays that could adversely affect their operations and, in turn, our results of operations.

We may not be able to collect outstanding accounts receivable from our customers.

Some of our customers purchase our products on credit, which may cause a concentration of accounts receivable. As of December 31, 2017, we had accounts receivable, less allowance for doubtful accounts, of $8,858, which represented approximately 43 percent of our shareholders’ equity as of that date. As of that date, two customers accounted for a combined total of approximately 33 percent of our accounts receivable. Our financial condition and profitability may be harmed if one or more of our customers are unable or unwilling to pay these accounts receivable when due.

We recently acquired Hearing Help Express and we may explore other acquisitions that complement or expand our business. Acquisitions pose significant risks and may materially adversely affect our business, financial condition and operating results.

In 2016, we acquired 20% of the equity of Hearing Help Express and, in late 2017, we completed the acquisition of the remaining 80% equity interest. Hearing Help Express represents a new and exciting business opportunity; however, we do not have any prior experience in the direct-to-consumer mail order hearing aid business and we may not be able to successfully integrate or profitably operate this business. Our success will be largely influenced by management’s ability to hire and retain skilled direct-to-consumer personnel.

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

Despite improvement in economic conditions, downturns in the domestic economic environment could cause a severe disruption in our operations.

Our business has been negatively impacted by the domestic economic environment in past years. If the economy does not continue to improve, or worsens, there could be several severely negative implications to our business that may exacerbate many of the risk factors we identified including, but not limited to, the following:

Liquidity:

●	The domestic economic environment, including credit markets, could worsen and reduce liquidity and this could have a negative impact on financial institutions and the country’s financial system, which could, in turn, have a negative impact on our business.

●	We may not be able to borrow additional funds under our existing credit facility and may not be able to expand our existing facility if our lender becomes insolvent or its liquidity is limited or impaired or if we fail to meet covenant levels going forward. In addition, we may not be able to renew our existing credit facility at the conclusion of its current term in December 2022 or renew it on terms that are favorable to us.

●	Interest rates have begun to rise and are expected to continue to rise, which could disrupt domestic and world markets and could adversely affect our liquidity, costs of borrowing and results of operations.

Demand:

●	Any downturn in the economy or a return to recession could result in lower sales to our customers. Additionally, our customers may not have access to sufficient cash or short-term credit to obtain our products or services.

Prices:

●	In the event of a downturn, certain markets could experience deflation, which would negatively impact our average prices and reduce our margins.

Health care policy changes, including U.S. health care reform legislation signed in 2010, may have a material adverse effect on us.

In March 2010, President Obama signed into law the Patient Protection and Affordable Care Act and the Health Care and Education Affordability Reconciliation Act of 2010, collectively referred to as the Affordable Care Act. The legislation imposed significant new taxes on medical device makers in the form of a 2.3% excise tax on all U.S. medical device sales beginning in January 2013. Under the legislation, the total cost to the medical device industry was estimated to be approximately $30 billion over ten years. Congress suspended the excise tax for 2016 and 2017. Further legislation was adopted in January 2018 to continue the suspension for two years. If the excise tax is not repealed or further suspended, the tax would go back into effect on December 31, 2019. If re-imposed, this tax could have a material, negative impact on our results of operations and our cash flows either directly, through taxes on us, or indirectly through others in our value chain being subject to the tax. Although the direct impact of the excise tax is expected to be immaterial on us, if facts or circumstances change in our business relationships, we could be subject to customer pricing pressures or required to pay additional taxes under the rules.

Other elements of this legislation, such as comparative effectiveness research, an independent payment advisory board, payment system reforms, including shared savings pilots, and other provisions, could meaningfully change the way health care is developed and delivered, and may materially impact numerous aspects of our business.

The Trump Administration and members of Congress have expressed their intentions to repeal and replace the Affordable Care Act. We cannot predict if the Affordable Care Act will be modified, repealed or replaced or the effect that any such actions will have on our business.

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

The markets in which our business operates are subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping, and surveillance procedures for our medical devices and those of our customers.

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

Our growth strategy includes developing new products and entering new markets, as well as identifying and integrating acquisitions. Our ability to compete in new markets will depend upon a number of factors including, among others:

●	our ability to create demand for products in new markets;

●	our ability to manage growth effectively;

●	our ability to strengthen our sales and marketing presence;

●	our ability to successfully identify, complete and integrate acquisitions;

●	our ability to respond to changes in our customers’ businesses by updating existing products and introducing, in a timely fashion, new products which meet the needs of our customers;

●	our ability to fund growth;

●	the quality of our new products; and

●	our ability to respond rapidly to technological change.

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

In 2017, we operated in Singapore, Indonesia, the United Kingdom and Germany. Approximately 13 percent of our revenues were derived from our facilities in these countries in 2017. As of December 31, 2017, approximately 25 percent of our long-lived assets are located in these countries. Political or economic instability in these countries could have an adverse impact on our results of operations due to disruption of production or diminished revenues in these countries. Our future revenues, costs of operations and profit results could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the British pound, euro, Singapore dollar and other currencies could lead to lower reported consolidated revenues due to the translation of this currency into U.S. dollars when we consolidate our revenues and results from operations.

Events in Europe could negatively affect our ability to conduct business in those countries.

Following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the European Union, the United Kingdom government has initiated a process to leave the European Union (often referred to as Brexit), which is currently scheduled to take place on March 29, 2019. In 2017, we derived 13 percent of our revenues from sales outside the U.S., including 6 percent from Europe. The consequences of Brexit, together with what may be protracted negotiations around the terms of Brexit, could introduce significant uncertainties into global financial markets and adversely impact the markets in which we and our customers operate. While we are not experiencing any immediate adverse impact on our financial condition as a result of Brexit, adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates, including the pound and the euro, or adverse changes in regulation could have a negative impact on our future operations, operating results and financial condition. All of these potential consequences could be further magnified if additional countries were to exit the European Union.

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

We are subject to tax legislation in numerous countries; changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations and financial condition.

We are a global corporation with a presence in the United States, Singapore, Indonesia, the United Kingdom and Germany. As such, we are subject to tax laws, regulations and policies of the U.S. federal, state and local governments and of comparable taxing authorities in other country jurisdictions. Changes in tax laws, including the recently enacted U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“Tax Act”), as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in 2018 and thereafter and otherwise adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rates, tax payments, tax credits or incentives will not be adversely affected by these or other initiatives.

We may experience difficulty in paying our debt when it comes due, which could limit our ability to obtain financing.

As of December 31, 2017, we had bank debt of $11,500. Our ability to pay the principal and interest on our indebtedness as it comes due will depend upon our current and future performance. Our performance is affected by general economic conditions and by financial, competitive, political, business and other factors. Many of these factors are beyond our control. We believe that availability under our existing credit facility combined with funds expected to be generated from operations and control of capital spending will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months. If, however, we are unable to renew these facilities or obtain waivers for covenant defaults in the future or do not generate sufficient cash, we may be required to seek additional financing or sell equity on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition and performance. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources”.

Because of our floating rate credit facilities, we may be adversely affected by interest rate increases.

Both our domestic credit facility and foreign credit facility provide for floating interest rates. Worldwide interest rates have begun to rise. Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could have an adverse effect on our financial position and results of operations.

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

We are highly dependent upon the continued services and experience of our senior management team, including Mark S. Gorder, our President, Chief Executive Officer and a member of the Board of Directors. We depend on the services of Mr. Gorder and the other members of our senior management team to, among other things, continue the development and implementation of our business strategies and maintain and develop our client relationships. We do not maintain key-man life insurance for any members of our senior management team.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, insurance, vulnerability assessments, continuous monitoring of our IT networks and systems and maintenance of backup and protective systems), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, loss of customers, litigation with customers and other parties, loss of trade secrets and other proprietary business data, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

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

The market price of our common stock has been and is likely to be highly volatile, and there has been limited trading volume in our common stock. The common stock market price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	announcements of fluctuations in our or our competitors’ operating results;

●	required changes in our reported revenue and revenue recognition accounting policy expected under Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606);

●	the timing and announcement of sales or acquisitions of assets by us or our competitors;

●	changes in estimates or recommendations by securities analysts;

●	adverse or unfavorable publicity about our products, technologies or us;

●	the commencement of material litigation, or an unfavorable verdict, against us;

●	terrorist attacks, war and threats of attacks and war;

●	additions or departures of key personnel; and

●	sales of common stock by us or our shareholders.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, our management’s report on internal control over financial reporting. Currently, we are not required to include a report of our independent registered public accounting firm on our internal controls because we are a “smaller reporting company” under SEC rules; therefore, shareholders do not have the benefit of an independent review of our internal controls. While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2017, we cannot guarantee that we will not have material weaknesses in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If in the future we fail to complete this evaluation in a timely manner, or if we determine that we have a material weakness, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential investors and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and the market price of our common stock.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

The Company leases seven facilities, three domestically and four internationally, as follows:

●	a 47,000 square foot manufacturing facility in Arden Hills, Minnesota, which also serves as the Company’s headquarters. At this facility, the Company manufactures body-worn devices, other than plastic component parts. Annual base rent expense, including real estate taxes and other charges, is approximately $509. This lease expires in January 2022.

●	a 46,000 square foot building in Vadnais Heights, Minnesota at which IntriCon produces plastic component parts for body-worn devices. Annual base rent expense, including real estate taxes and other charges, is approximately $428. This lease expires in December 2022.

●	a 22,000 square facility in DeKalb, Illinois which houses Hearing Help Express’s sales and administrative offices and warehouse. Annual base rent expense is approximately $241. We are also responsible for our pro rata share of common area costs, real estate taxes and insurance costs. This lease expires in March 2022.

●	a 25,000 square foot building in Singapore which houses production facilities and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $458. This lease expires in October 2020.

●	a 18,000 square foot facility in Indonesia which houses production facilities. Annual base rent expense, including real estate taxes and other charges is approximately $70. This lease expires in July 2021.

●	a 2,000 square foot facility in Germany which houses sales and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $29. This lease expires in June 2022.

●	a 11,900 square foot facility in United Kingdom which houses sales and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $137. This lease expires in April 2021.

See Notes 18 and 19 to the Company’s consolidated financial statements in Item 8 of the Annual Report on Form 10-K.

ITEM 3.	Legal Proceedings

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

The Company’s former wholly owned French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the completion of the French insolvency proceeding, including liabilities under guarantees aggregating approximately $468.

The Company is also involved from time to time in other lawsuits arising in the normal course of business, as further described in Note 18 to the consolidated financial statements in Item 8. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company’s consolidated financial position, liquidity, or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 4A.	Executive Officers of the Registrant

The names, ages and offices (as of February 21, 2018) of the Company’s executive officers were as follows:

Name	Age	Position
Mark S. Gorder	71	President, Chief Executive Officer and Director of the Company
Scott Longval	41	Chief Financial Officer and Treasurer of the Company
Michael P. Geraci	59	Vice President, Sales and Marketing
Dennis L. Gonsior	59	Vice President, Global Operations
Greg Gruenhagen	64	Vice President, Corporate Quality and Regulatory Affairs

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

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are listed on the NASDAQ Global Market under the ticker symbol “IIN”.

Market and Dividend Information

The high and low sale prices of the Company’s common stock during each quarterly period during the past two years were as follows:

	2017 Market Price Range		2016 Market Price Range
Quarter	High	Low	High	Low
First	$9.15	6.50	$8.02	5.93
Second	9.65	6.05	6.88	5.25
Third	12.95	6.90	5.80	4.12
Fourth	21.75	10.40	6.95	5.39

The closing sale price of the Company’s common stock on February 21, 2018, was $19.75 per share.

At February 21, 2018 the Company had 228 shareholders of record of common stock. Such number does not reflect shareholders who beneficially own common stock in nominee or street name.

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

In 2017, the Company did not sell any unregistered securities and did not repurchase any of its securities.

ITEM 6.	Selected Financial Data

Year Ended December 31	2017	2016 (a)	2015 (a)	2014	2013

Sales, net	$88,310	$68,009	$68,527	$67,094	$52,961

Gross profit	26,491	17,072	18,756	18,115	12,169

Operating expenses	24,244	18,674	15,025	13,836	13,507

Interest expense	(716)	(553)	(369)	(461)	(600)
Other expense, net	(367)	(602)	(261)	(1)	(135)

Income (loss) from continuing operations before income taxes, non-controlling interest and discontinued operations	1,164	(2,757)	3,101	3,817	(2,073)

Income tax expense	(8)	(217)	(19)	(428)	(217)

Income (loss) from continuing operations before non-controlling interest and discontinued operations	1,156	(2,974)	3,082	3,389	(2,290)

Loss on sale of discontinued operations, net of income taxes	(164)	—	—	(120)	—

Loss from discontinued operations, net of income taxes	(128)	(1,770)	(965)	(1,021)	(3,872)
Net income (loss)	864	(4,744)	2,117	2,248	(6,162)
Less: Loss allocated to non-controlling interest	(938)	(157)	(111)	—	—
Net income (loss) attributable to shareholders	$1,802	$(4,587)	$2,228	$2,248	$(6,162)

Basic income (loss) per share attributable to shareholders:
Continuing operations	$0.31	$(0.43)	$0.54	$0.59	$(0.40)
Discontinued operations	(0.04)	(0.27)	(0.16)	(0.20)	(0.68)
Net income (loss)	$0.26	$(0.71)	$0.38	$0.39	$(1.08)

Diluted income (loss) per share attributable to shareholders:
Continuing operations	$0.29	$(0.43)	$0.51	$0.56	$(0.40)
Discontinued operations	(0.04)	(0.27)	(0.15)	(0.19)	(0.68)
Net income (loss)	$0.25	$(0.71)	$0.36	$0.37	$(1.08)

Weighted average number of shares outstanding during year:
Basic	6,852	6,497	5,907	5,791	5,699
Diluted	7,307	6,497	6,241	6,038	5,699

Other Financial Highlights

Year Ended December 31	2017	2016 (a)	2015 (a)	2014	2013

Working capital (b)	$8,210	$8,456	$11,302	$7,804	$5,978
Total assets	53,184	43,758	41,886	33,961	32,720
Long-term debt	9,321	9,284	7,929	4,627	6,271
Equity	20,664	19,011	18,897	16,107	13,308
Depreciation and amortization	2,194	2,041	1,755	2,182	2,402

(a)	In 2016, the Company classified its cardiac diagnostic monitoring operations as discontinued operations. The Company revised its financial statements for 2016 and 2015 to reflect the discontinued operations.

(b)	Working capital is equal to current assets less current liabilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Business Highlights

In December 2017, the Company acquired the remaining 80-percent stake in Hearing Help Express, Inc. (referred to as “Hearing Help Express” or “HHE”), a direct-to-consumer mail order hearing aid provider, for $650 in cash, repayment of $1,833 in debt to HHE’s 80% holder and an earn-out. The results of HHE were consolidated into the Company’s financial statements beginning October 31, 2016. Prior to the acquisition of 100% ownership in December 2017, the Company allocated income and losses to the noncontrolling interest based on ownership percentage.

The Company entered into an agreement to acquire a 49% stake in Soundperience for 1,500 Euros. As of December 31, 2017, the Company held a 16% stake in and obtained a technology license from Soundperience, which investment would increase to 49% upon the completion of certain milestones and payment of the purchase price for that equity. As of December 31, 2017, the Company had an investment in Soundperience of $1,415, consisting of an equity investment, cash advance and license agreement. In January 2018, the Company closed on the additional 33% stake in Soundperience, bringing its total ownership to 49% and its total investment to 1,500 Euros. Soundperience has designed self-fitting hearing aid technology. The Company does not anticipate the Soundperience business will have a notable financial impact on operating results, but rather will provide the Company with exclusive access in the United States to critical software technology. Soundperience’s self-fitting hearing aid technology is being used in the German market today, most notably through Signison, a joint venture with the owner of Soundperience. Soundperience and Signison are accounted for in the Company’s financial statements using either the cost or equity method.

In December 2017, the Company and its domestic subsidiaries entered into an Eleventh Amendment to the Loan and Security Agreement and Waiver with CIBC Bank USA (formerly known as The PrivateBank and Trust Company), which among other things provided an additional loan of $2,000 under our term note to assist with the acquisition of HHE and provided a capital expenditure loan facility for up to $2,500.

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

Results of Operations: 2017 Compared with 2016

Consolidated Net Sales

Our net sales are comprised of two segments: our body-worn device segment (consisting of three markets: medical, hearing health, and professional audio) and our hearing health direct-to-consumer segment. Below is a recap of our sales by main markets for the years ended December 31, 2017 and 2016:

			Change
	2017	2016	Dollars	Percent
Medical	$52,336	$37,602	$14,734	39.2%
Hearing Health	23,316	21,882	1,434	6.6%
Hearing Health Direct-to-Consumer	6,492	1,025	5,467	533.4%
Professional Audio Communications	6,166	7,500	(1,334)	-17.8%
Consolidated Net Sales	$88,310	$68,009	$20,301	29.9%

In 2017, we experienced a 39.2 percent increase in medical sales primarily driven by higher sales to Medtronic while the rest of the medical segment remained relatively stable. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in the diabetes market with its Medtronic partnership. The Company believes there are growth opportunities in this market as well other emerging biotelemetry and home care markets that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight

Net sales in our hearing health business for the year ended December 31, 2017 increased 6.6 percent over the same period in 2016. The increase was primarily due to gains in our value based hearing healthcare markets and hi Health, partially offset by weaker sales to the conventional hearing health channel. The Company is optimistic about the progress that has been made and the long-term prospects of the value based hearing healthcare market. Market dynamics, such as low penetration rates, an aging population, regulatory scrutiny, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such the insurance channel and PSAP channel. IntriCon believes it is very well positioned to serve these value based hearing healthcare market channels. The Company is aggressively pursuing larger customers who can benefit from our value proposition. Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices.

Net sales in our hearing health direct-to-consumer business for the year ended December 31, 2017 increased due to a full year of results compared to 2016. We acquired 20% of the equity of HHE during the fourth quarter of 2016 and began consolidating its results at that time. Please refer to Note 4 of the financial statements for more information about this purchase.

Net sales to the professional audio device sector decreased 17.8 percent in 2017 compared to the same period in 2016. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross Profit

Gross profit, both in dollars and as a percent of sales, for the years ended December 31, 2017 and 2016, were as follows:

	2017		2016		Change
		Percent		Percent
	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Gross Profit	$26,491	30.0%	$17,072	25.1%	$9,419	55.2%

The 2017 gross profit increase as a percentage of sales over the prior year was primarily due to higher sales volume, sales from HHE, our direct-to-consumer business, for a full year and favorable sales mix.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the years ended December 31, 2017 and 2016 were:

	2017		2016		Change
		Percent		Percent
	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Sales and Marketing	$9,447	10.7%	$4,700	6.9%	$4,747	101.0%
General and Administrative	10,339	11.7%	9,154	13.5%	1,185	12.9%
Research and Development	4,458	5.0%	4,688	6.9%	(230)	-4.9%

Sales and marketing expenses increased over the prior year due to the addition of HHE in late 2016. General and administrative expenses were greater than the prior year primarily due to support costs as revenue levels increased, along with costs at HHE. Research and development decreased over the prior year due to decreased outside service costs.

Restructuring charges

During 2016, the Company incurred restructuring charges of $132, related to IntriCon UK’s facility moving costs. The Company does not expect to incur any additional cash charges related to this restructuring.

Interest Expense

Interest expense for 2017 was $716, an increase of $163 from $553 in 2016. The increase in interest expense was primarily due to higher average interest rates along with interest expenses generated from HHE that were not incurred for the full year in 2016.

Other Expense, net

In 2017, other expense, net was $(367) compared to $(602) in 2016. The decrease was primarily due to foreign exchange rate gains in 2017 that did not occur in 2016 and $205 in net costs related to pursuing targeted acquisitions incurred in 2016.

Income Tax Expense

Income taxes were as follows:

	2017	2016
Income tax expense	$8	$217
Percentage of income tax expense of income (loss) from continuing operations before income taxes, non-controlling interest and discontinued operations	0.7%	-7.9%

The expense in 2017 and 2016 was primarily due to foreign taxes on German and Indonesia operations. In 2017, income tax expense was partially offset by a Singapore tax benefit recognized during 2017. The Company is in a net operating loss (“NOL”) position for US federal and state income tax purposes, but our deferred tax asset related to the NOL carry forwards have been largely offset by a full valuation allowance. We incur minimal income tax expense from the current period domestic operations. We have approximately $23,725 of NOL carry forwards available to offset future U.S. federal income taxes that begin to expire in 2022.

Loss from Discontinued Operations

Loss from discontinued operations, net of income taxes, was $128 and $1,770 for the years ended December 31, 2017 and December 31, 2016.

Loss on Sale of Discontinued Operations

Loss on sale of discontinued operations, net of income taxes, was $164 for the year ended December 31, 2017 due to our sale of Datrix, LLC. Please refer to Note 2 for additional information.

Loss Allocated to Non-Controlling Interest

Loss allocated to non-controlling interest of $938 and $157 for the years ended December 31, 2017 and December 31, 2016 was due to losses within earVenture and HHE, and the lack of 100% ownership in these entities for the entire year.

Results of Operations: 2016 Compared with 2015

Consolidated Net Sales

In 2016, our net sales were comprised of two segments: our body-worn device segment (consisting of three markets: medical, hearing health, and professional audio) and our hearing health direct-to-consumer segment, In 2015, our net sales were comprised of one segment: our body-worn device segment (consisting of three markets: medical, hearing health, and professional audio). Below is a recap of our sales by main markets for the years ended December 31, 2016 and 2015:

			Change
Year Ended December 31	2016	2015	Dollars	Percent
Medical	$37,602	$39,609	$(2,007)	-5.1%
Hearing Health	21,882	21,089	793	3.8%
Hearing Health Direct-to-Consumer	1,025	—	1,025	—
Professional Audio Communications	7,500	7,829	(329)	-4.2%
Consolidated Net Sales	$68,009	$68,527	$(518)	-0.8%

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

Net sales to the professional audio device sector decreased 4.2 percent in 2016 compared to the same period in 2015.

Gross Profit

Gross profit, both in dollars and as a percent of sales, for the years ended December 31, 2016 and 2015 were as follows:

	2016		2015		Change
		Percent		Percent
Year Ended December 31	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Gross Profit	$17,072	25.1%	$18,756	27.4%	$(1,684)	-9.0%

The 2016 gross profit decrease over the comparable prior year period was primarily due to lower sales volumes and unfavorable product mix.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the years ended December 31, 2016 and 2015 were:

	2016		2015		Change
		Percent		Percent
Year Ended December 31	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Sales and Marketing	$4,700	6.9%	$3,733	5.4%	$967	25.9%
General and Administrative	9,154	13.5%	7,013	10.2%	2,141	30.5%
Research and Development	4,688	6.9%	4,279	6.2%	409	9.6%

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

Other Expense, net

In 2016, other expense, net was $(602) compared to $(261) in 2015 primarily due to a royalty earned in 2015 that did not occur in 2016 and $205 in net costs related to pursuing targeted acquisitions in 2016.

Income Tax Expense

Income taxes were as follows:

	2016	2015
Income tax expense	$217	$19
Percentage of income tax expense of income (loss) from continuing operations before income taxes, non-controlling interest and discontinued operations	7.9%	0.6%

The expense in 2016 and 2015 was primarily due to foreign taxes on German and Indonesia operations. In 2015, income tax expense was partially offset by a Singapore tax benefit. The Company is in a NOL position for US federal and state income tax purposes, but our deferred tax asset related to the NOL carry forwards have been largely offset by a full valuation allowance. We incur minimal income tax expense from the current period domestic operations.

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

Liquidity and Capital Resources

Our primary sources of cash have been cash flows from operations, bank borrowings, and sales of equity. For the last three years, cash has been used for repayments of bank borrowings, the acquisition of HHE, purchases of equipment and working capital to support research and development.

As of December 31, 2017, we had approximately $373 of cash on hand. Sources of our cash for the year ended December 31, 2017 have been from our operating activities, as described below.

Consolidated net working capital decreased to $8,210 at December 31, 2017 from $8,456 at December 31, 2016. Our cash flows from operating, investing and financing activities, as reflected in the statement of cash flows for the years ended December 31, are summarized as follows:

	December 31, 2017	December 31, 2016	December 31, 2015
Cash provided by (used in):
Operating activities	$4,230	$(405)	$664
Investing activities	(4,720)	(2,302)	(4,179)
Financing activities	(103)	3,531	3,731
Effect of exchange rate changes on cash	299	(524)	(177)
Increase (decrease) in cash	$(294)	$300	$39

Operating Activities. The most significant items that contributed to the $4,230 of cash provided by operating activities was net income of $864, add backs for non-cash depreciation and stock-based compensation, and increases in accounts payable and accrued expenses partially offset by increases in accounts receivable and inventory. Days sales in inventory increased from 84 at December 31, 2016 to 89 at December 31, 2017. Days payables outstanding increased from 54 days at December 31, 2016 to 71 days at December 31, 2017. Day sales outstanding decreased from 37 days at December 31, 2016 to 36 days at December 31, 2017.

Cash generated from operations may be affected by a number of factors. See “Forward Looking Statements” and “Item 1A Risk Factors” contained in this Form 10-K for a discussion of some of the factors that can negatively impact the amount of cash we generate from our operations.

Investing Activities. Net cash used in investing activities of $4,720 consisted of $2,313 of purchases of property, plant and equipment, $650 for the purchase of the remaining 80 percent interest in Hearing Help Express and $1,776 for the Investment in Soundperience, Signison and others.

Financing Activities. Net cash used in financing activities of $103 comprised primarily of proceeds from debt repayments partially offset by debt borrowing.

We had the following bank arrangements at December 31:

	December 31, 2017	December 31, 2016

Total borrowing capacity under existing facilities	$19,545	$15,287

Facility Borrowings:
Domestic revolving credit facility	4,000	3,218
Domestic term loan	6,250	5,250
Foreign overdraft and letter of credit facility	1,250	1,243
Total borrowings and commitments	11,500	9,711
Remaining availability under existing facilities	$8,045	$5,576

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with CIBC Bank USA (formerly known as The PrivateBank and Trust Company). The credit facility, as amended through December 31, 2017, provides for:

■	a $9,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

■	a $2.5 million capital expenditure loan facility under which the Company at its election, can draw up to $2.5 million for qualifying capital expenditures over the next twelve months, with monthly amortization commencing after such time;

■	a term loan in the original amount of $6,500.

In December 2017, the Company and its domestic subsidiaries entered into an Eleventh Amendment to the Loan and Security Agreement and Waiver with CIBC Bank USA (formerly known as The PrivateBank and Trust Company). The amendment, among other things:

■	extended the maturity of the credit facilities from February 2019 to December 2022;

■	increased the term loan to $6,500 from its then current balance of $4,500;

■	raised the inventory cap on the borrowing base from $4,000 to $4,500. Under the revolving credit facility as amended, the availability of funds depends on a borrowing based composed of stated percentages of the Company’s eligible trade receivables and inventory, less a reserve;

■	increased the annual capital expenditure allowed under the facilities from its then current limit of $4,500 to $5,500 for the fiscal year ending December 31, 2018 and in any fiscal year thereafter; and

■	added a $2.5 million capital expenditure loan facility under which the Company at its election, can draw up to $2.5 million for qualifying capital expenditures over the next twelve months, with monthly amortization commencing after such time.

All of the borrowings under this agreement have been characterized as either a current or long-term liability on our balance sheet in accordance with the repayment terms described more fully below. As of December 31, 2017, there were no borrowings under the capital expenditure loan facility.

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on the Company’s leverage ratio of funded debt / EBITDA, at the option of the Company, at:

■	the London InterBank Offered Rate (“LIBOR”) plus 2.50% to 4.00%, or

■	the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus (0.25)% to 1.25% ; in each case, depending on the Company’s leverage ratio.

Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans. IntriCon is also required to pay a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

Weighted average interest on our domestic credit facilities was 5.51%, 4.36%, and 3.68% for 2017, 2016, and 2015, respectively.

The outstanding balance of the revolving credit facility was $4,000 and $3,218 at December 31, 2017 and 2016, respectively. The total remaining availability on the revolving credit facility was approximately $5,000 and $5,121 at December 31, 2017 and 2016, respectively.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250. Any remaining principal and accrued interest is payable on December 15, 2022. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan.

The borrowers are subject to various covenants under the credit facility, including a maximum funded debt to EBITDA, a minimum fixed charge coverage ratio and maximum capital expenditure financial covenants. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things: incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equity holders; purchase or redeem any of its equity interests or any warrants, options or other rights to equity; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; make payment on or changes to any subordinated debt; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. The Company was in compliance with all applicable covenants under the credit facility as of December 31, 2017.

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

During 2014, the Company entered into interest rate swaps with The PrivateBank and Trust Company (now CIBC Bank USA) which are accounted for as effective cash flow hedges. The interest rate swaps had a combined initial notional amount of $3,750, with a portion of the swap amortizing on a basis consistent with the $250 quarterly installments required under the term loan. The interest rate swaps fix the Company’s one month LIBOR interest rate on the notional amounts at rates ranging from 0.80% - 1.45%. We hold a right to cancel the interest rate swaps starting August 31, 2016. Interest rate swaps, which are considered derivative instruments, of ($8) and $19 are reported in the consolidated balance sheets at fair value in other current liabilities at December 31, 2017 and 2016.

The debt issuance costs are being amortized over the related term utilizing the effective interest method and are included in interest expense and long-term debt and are being amortized over their estimated useful life on a straight-line basis. Debt issuance cost included in interest expense was $80, $57 and $72 for the years ended December 31, 2017, 2016, and 2015, respectively.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.87% and 3.50% for the years ended December 31, 2017 and 2016. The outstanding balance was $1,250 and $1,243 at December 31, 2017 and 2016, respectively. The loans are collateralized by IntriCon, PTE’s restricted cash and receivables. The total remaining availability on the international senior secured credit agreement was approximately $545 and $455 at December 31, 2017 and 2016, respectively.

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

Contractual Obligations

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of December 31, 2017.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Domestic credit facility	$4,000	$—	$—	$4,000	$—
Domestic term loan	6,250	1,000	2,000	3,250	—
Foreign overdraft and letter of credit facility	1,250	1,040	210	—	—
Pension and other postretirement benefit obligations	1,398	198	360	317	523
Other long-term obligations	2,899	138	2,761	—	—
Operating leases	6,486	1,647	3,260	1,579	—
Total contractual obligations	$22,283	$4,023	$8,591	$9,146	$523

There are certain provisions in the underlying contracts that could accelerate our contractual obligations as noted above.

Other Long-Term Liabilities

The principal amounts included in other long-term liabilities, reflected above, are amounts owed to NXP Semiconductors (“NXP”) to gain access to their technology and several items related to the Company’s purchase of HHE.  Currently, the Company owes NXP $2,600 which must be paid in full by December 20, 2019. The parties have agreed to review and extend the payment date if warranted.

Foreign Currency Fluctuation

Generally, the effect of changes in foreign currencies on our results of operations is partially or wholly offset by our ability to make corresponding price changes in the local currency. From time to time, the impact of fluctuations in foreign currencies may have a material effect on the financial results of the Company. Foreign currency transaction amounts included in the statements of operation include losses of $89, $128 and $40 in 2017, 2016 and 2015, respectively. See Note 15 to the Company’s consolidated financial statements included herein.

Off-Balance Sheet Obligations

We had no material off-balance sheet obligations as of December 31, 2017 other than the operating leases disclosed above.

Related Party Transactions

For a discussion of related party transactions, see Note 19 to the Company’s consolidated financial statements included herein.

Litigation

For a discussion of litigation, see “Item 3. Legal Proceedings” and Note 18 to the Company’s consolidated financial statements included herein.

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

Revenue Recognition

For its body-worn device segment, the Company recognizes revenue when the customer takes ownership, primarily upon product shipment, and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. For its direct to consumer segment, the Company recognizes revenue after the customer trial period has ended (generally 60 days from shipment). For changes to the Company’s revenue recognition policies required by ASC 606, see Note 1 to the consolidated financial statements.

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

Goodwill and Intangible Assets

Goodwill is reviewed for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The Company may apply a qualitative assessment to determine if it is more likely than not that goodwill is impaired. If the Company does not pass the qualitative assessment, or choses to skip the assessment, it performs a test comparing fair value of a reporting unit to its carrying value. The Company would need to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company has concluded that no impairment of goodwill or intangible assets occurred during the years ended December 31, 2017, 2016 and 2015.

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

Employee Benefit Obligations

We provide retirement and health care insurance for certain domestic retirees and employees of our Selas operations discontinued in 2005. We measure the costs of our obligation based on our best estimate. The net periodic costs are recognized as employees render the services necessary to earn the post-retirement benefit. Several assumptions and statistical variables are used in the models to calculate the expense and liability related to the plans. We determine assumptions about the discount rate, the expected rate of return on plan assets and the future rate of compensation increases. The actuarial models also use assumptions on demographic factors such as retirement, mortality and turnover. Changes in actuarial assumptions could vary materially from actual results due to economic events and different rates of retirement, mortality and withdrawal.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Company’s management believes that, as of December 31, 2017, the Company’s internal control over financial reporting was effective based on those criteria.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of IntriCon Corporation and Subsidiaries:

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of IntriCon Corporation and Subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for the years ended December 31, 2017, 2016, and 2015, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017, 2016, and 2015, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2005.

Minneapolis, MN

March 13, 2018

INTRICON CORPORATION

Consolidated Statements of Operations

 (In Thousands, Except Per Share Amounts)

Year Ended December 31	2017	2016	2015

Sales, net	$88,310	$68,009	$68,527
Cost of sales	61,819	50,937	49,771
Gross profit	26,491	17,072	18,756

Operating expenses:
Sales and marketing	9,447	4,700	3,733
General and administrative	10,339	9,154	7,013
Research and development	4,458	4,688	4,279
Restructuring charges (Note 3)	—	132	—
Total operating expenses	24,244	18,674	15,025
Operating income (loss)	2,247	(1,602)	3,731

Interest expense	(716)	(553)	(369)
Other expense, net	(367)	(602)	(261)
Income (loss) from continuing operations before income taxes and discontinued operations	1,164	(2,757)	3,101
Income tax expense	8	217	19
Income (loss) from continuing operations before discontinued operations	1,156	(2,974)	3,082
Loss from discontinued operations and impairment, net of income taxes (Note 2)	(128)	(1,770)	(965)
Loss on sale of discontinued operations (Note 2)	(164)	—	—
Net income (loss)	864	(4,744)	2,117
Less: Loss allocated to non-controlling interest	(938)	(157)	(111)
Net income (loss) attributable to IntriCon shareholders	$1,802	$(4,587)	$2,228

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.31	$(0.43)	$0.54
Discontinued operations	(0.04)	(0.27)	(0.16)
Net income (loss) per share:	$0.26	$(0.71)	$0.38

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.29	$(0.43)	$0.51
Discontinued operations	(0.04)	(0.27)	(0.15)
Net income (loss) per share:	$0.25	$(0.71)	$0.36

Average shares outstanding:
Basic	6,852	6,497	5,907
Diluted	7,307	6,497	6,241

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

 (In Thousands)

	Year Ended December 31
	2017	2016	2015
Net income (loss)	$864	$(4,744)	$2,117
Interest rate swap, net of taxes of $0	26	22	(20)
Pension and postretirement obligations, net of taxes of $0	20	20	(195)
Foreign currency translation adjustment, net of taxes of $0	235	(335)	(104)
Comprehensive income (loss)	$1,145	$(5,037)	$1,798

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	December 31,	December 31,
	2017	2016
At December 31,
Current assets:
Cash	$373	$667
Restricted cash	644	595
Accounts receivable, less allowance for doubtful accounts of $332 at December 31, 2017 and $170 at December 31, 2016	9,052	7,289
Inventories	15,397	12,343
Other current assets	1,544	957
Current assets of discontinued operations	—	123
Total current assets	27,010	21,974

Property, plant, and equipment	40,124	40,152
Less: Accumulated depreciation	32,949	33,546
Net machinery and equipment	7,175	6,606

Goodwill	10,808	10,555
Intangible assets, net	2,740	2,920
Investment in partnerships	1,616	146
Other assets, net	3,835	1,557
Total assets (a)	$53,184	$43,758

Current liabilities:
Current maturities of long-term debt	$2,040	$2,346
Accounts payable	10,423	6,722
Accrued salaries, wages and commissions	3,113	2,413
Other accrued liabilities	3,224	1,914
Liabilities of discontinued operations	—	123
Total current liabilities	18,800	13,518

Long-term debt, less current maturities	9,321	9,284
Other postretirement benefit obligations	455	501
Accrued pension liabilities	772	737
Other long-term liabilities	3,172	707
Total liabilities (a)	32,520	24,747
Commitments and contingencies (Note 18)
Equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 6,900 and 6,820 shares issued and outstanding at December 31, 2017 and December 31, 2016, respectively	6,900	6,820
Additional paid-in capital	21,581	21,383
Accumulated deficit	(6,831)	(8,633)
Accumulated other comprehensive loss	(733)	(1,014)
Total shareholders’ equity	20,917	18,556
Non-controlling interest	(253)	455
Total equity	20,664	19,011
Total liabilities and equity	$53,184	$43,758

(a) Assets of Hearing Help Express (HHE), a consolidated variable interest entity (at the end of 2016), that can only be used to settle obligations of HHE were $5,159 at December 31, 2016. Liabilities of HHE, for which creditors do not have recourse to the general credit of IntriCon, were $3,833 at December 31, 2016.

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION

Consolidated Statements of Cash Flows

 (In Thousands)

	2017	2016	2015
Cash flows from operating activities:
Net income (loss)	$864	$(4,744)	$2,117
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,194	2,041	1,755
Stock-based compensation	844	685	579
Loss on impairment of assets of discontinued operations	—	796	—
Loss on sale of discontinued operations	164
Change in deferred gain	—	(55)	(110)
Loss on disposition of property	9	55	—
Change in allowance for doubtful accounts	162	35	15
Equity in loss of investments	421	78	208
Amortization of debt issuance costs	80	57	—
Changes in operating assets and liabilities:
Accounts receivable	(2,040)	1,493	(842)
Inventories	(3,114)	1,813	(4,329)
Other assets	(811)	(741)	(13)
Accounts payable	3,729	(1,386)	1,588
Accrued expenses	1,622	(545)	(118)
Other liabilities	106	13	(186)
Net cash provided by (used in) operating activities	4,230	(405)	664

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	19	—	—
Investment in partnerships	(1,776)	—	—
Purchase of PC Werth assets (Note 4)	—	—	(197)
Purchase of Hearing Help Express (Note 4)	(650)	(536)	—
Purchases of property, plant and equipment	(2,313)	(1,766)	(3,982)
Net cash used in investing activities	(4,720)	(2,302)	(4,179)

Cash flows from financing activities:
Proceeds from long-term borrowings	19,162	19,357	19,615
Repayments of long-term borrowings	(19,373)	(19,524)	(16,284)
Payment of debt issuance costs	(139)	(140)	—
Proceeds from equity offering, net of offering costs	—	3,678	—
Proceeds from employee stock purchases and exercise of stock options	314	137	340
Change in restricted cash	(67)	23	60
Net cash (used in) provided by financing activities	(103)	3,531	3,731

Effect of exchange rate changes on cash	299	(524)	(177)

Net increase in cash	(294)	300	39
Cash, beginning of year	667	367	328

Cash, end of year	$373	$667	$367

 (See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION

Consolidated Statements of Equity

 (In Thousands)

	Shareholders’ Equity
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balance December 31, 2014	5,844	$5,844	$16,939	$(6,274)	$(402)	$—	$16,107
Exercise of stock options	123	123	112	—	—	—	235
Shares issued under the ESPP	14	14	91	—	—	—	105
Stock-based compensation	—	—	579	—	—	—	579
Net income (loss)	—	—	—	2,228	—	(111)	2,117
Investment by non-controlling interest	—	—	—	—	—	73	73
Comprehensive loss	—	—	—	—	(319)	—	(319)
Balance December 31, 2015	5,981	$5,981	$17,721	$(4,046)	$(721)	$(38)	$18,897
Exercise of stock options	16	16	11	—	—	—	27
Shares issued from Equity Offering	805	805	2,873	—	—	—	3,678
Shares issued under the ESPP	18	18	93	—	—	—	111
Stock-based compensation	—	—	685	—	—	—	685
Net loss	—	—	—	(4,587)	—	(157)	(4,744)
Investment by non-controlling interest	—	—	—	—	—	650	650
Comprehensive loss	—	—	—	—	(293)	—	(293)
Balance December 31, 2016	6,820	$6,820	$21,383	$(8,633)	$(1,014)	$455	$19,011
Exercise of stock options	69	69	131	—	—	—	200
Shares issued under the ESPP	11	11	103	—	—	—	114
Stock-based compensation	—	—	844	—	—	—	844
Net income (loss)	—	—	—	1,802	—	(938)	864
Comprehensive loss	—	—	—	—	281	—	281
Acquisition of non-controlling interest	—	—	—	—	—	(650)	(650)
Allocation of non-controlling interest at acquisition (Note 4)	—	—	(880)	—	—	880	—
Balance December 31, 2017	6,900	$6,900	$21,581	$(6,831)	$(733)	$(253)	$20,664

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

Non-Controlling Interests – The Company owns 50 percent of earVenture and owned 20 percent of Hearing Help Express, Inc. (“Hearing Help Express” or HHE”) from October 2016 until December 2017, when it acquired the 80 percent noncontrolling interest of HHE. See further information at Note 4. The Company has consolidated the results of earVenture and HHE for all periods presented based on the Company’s ability to control the operations of the entities and the likelihood that the Company bears the largest risk and reward of their financial results. The Company allocates profits and losses according to ownership percentages, unless contractual agreements expressly dictate otherwise. In addition, profit or loss on downstream eliminated transactions are attributable to the Company. The remaining ownership is accounted for as a non-controlling interest and reported as part of equity in the consolidated financial statements. The Company allocates gains and losses to the non-controlling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest. Changes in ownership interests are treated as equity transactions if the Company maintains control.

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

Revenue Recognition –For its body-worn device segment, the Company recognizes revenue when the customer takes ownership, primarily upon product shipment, and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. For its direct to consumer segment, the Company recognizes revenue for hearing aids after the customer trial period has ended (generally 60 days from shipment).

Body-worn device segment customers have 30 days to notify the Company if the product is damaged or defective. There are no other significant obligations that remain after shipment other than warranty obligations. Contracts with customers do not include product return rights; however, the Company may elect in certain circumstances to accept returns of products. The Company records revenue for product sales net of returns. Sales and use tax are reported on a net basis. The Company defers recognition of revenue on discounts to customers if discounts are considered significant.

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

Accounts Receivable – The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. An allowance for doubtful accounts is established based on factors surrounding the credit risk of specific customers, historical trends and other information. The allowance for doubtful accounts balance was $332 and $170 as of December 31, 2017 and 2016, respectively.

Inventories – Inventories are stated at the lower of cost or market. The cost of the inventories is determined by the first-in, first-out method.

Property, Plant and Equipment – Property, plant and equipment are carried at cost. Depreciation is computed on a straight-line basis using estimated useful lives of 5 to 40 years for buildings and improvements and 3 to 12 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Improvements are capitalized and expenditures for maintenance, repairs and minor renewals are charged to expense when incurred. At the time assets are retired or sold, the costs and accumulated depreciation are eliminated and the resulting gain or loss, if any, is reflected in the consolidated statement of operations. Depreciation expense was $1,739, $1,870 and $1,524 for the years ended December 31, 2017, 2016, and 2015, respectively.

Intangible Assets – Definite-lived intangible assets consist of various acquired Hearing Help Express trademarks and customer relationships which are amortized over eighteen to twenty years.

Impairment of Long-lived Assets and Long-lived Assets to be Disposed of – The Company reviews its long-lived assets, certain identifiable intangibles, other assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2017, the Company has determined that no impairment of long-lived assets from continuing operations exists.

Goodwill is reviewed for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The Company may apply a qualitative assessment to determine if it is more likely than not that goodwill is impaired. If a reporting unit does not pass the qualitative assessment, or the Company choses to skip the assessment, it performs a test comparing fair value of a reporting unit to its carrying value. The Company would need to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company has concluded that no impairment of goodwill or intangible assets occurred within continuing operations during the years ended December 31, 2017, 2016 and 2015.

Other assets, net – The principal amounts included in other assets, net are technology related assets, of which, $2,732 relates to technology access with NXP Semiconductors. The Company capitalizes costs of acquired technology which provide a future economic benefit. Amortization expense was $455, $159 and $231 for the years ended December 31, 2017, 2016, and 2015, respectively.

Investment in partnerships – Certain of the Company’s investments in equity securities are long-term, strategic investments in companies. Depending on whether the Company has significant influence over the entity, the Company accounts for these investments under the cost or equity method of accounting. Under the equity method the Company records the investment at the amount the Company paid and adjusts for the Company’s share of the investee’s income or loss and dividends paid. If payment for an investment exceeds the underlying book value of the investment, the Company allocates the difference to the fair value of the investment assets and to goodwill; and records related amortization of those assets within the equity investment balance and related equity in income (loss) of the investment. The investments are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be recoverable. To date there have been no impairment losses recognized.

Other long-term liabilities – The principal amounts included in other long-term liabilities, are amounts owed to NXP to gain access to their technology and other items.  Currently, the Company owes NXP $2,600 which is due as purchases are made, but no later than December 20, 2019. The parties have agreed to review and extend the payment date if warranted.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to the extent the future benefit from the deferred tax assets realization is more likely than not unable to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2017 and 2016, the Company had no accrual for the payment of tax related interest and there was no tax interest or penalties recognized in the consolidated statements of operations. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2003-2005 and 2009-2016.

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

Stock Option and Equity Plans – Under the Company stock-based compensation plans, executives, employees and outside directors receive awards of options to purchase common stock. Under all awards, the terms are fixed at the grant date. Generally, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years. The plans also permits the granting of stock awards, stock appreciation rights, restricted stock units and other equity based awards. The Company expenses grant-date fair values, based on the Black-Scholes model, of stock options and awards ratably over the vesting period of the related share-based award.

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

Advertising Costs –Advertising costs amounted to $1,696, $190, and $0 in 2017, 2016 and 2015, respectively, and are charged to expense when incurred.

Research and Development Costs – Research and development costs, net of customer funding, amounted to $4,458, $4,688, and $4,279 in 2017, 2016 and 2015, respectively, and are charged to expense when incurred, net of customer funding. The Company accrues proceeds received under governmental grants when earned and estimable as a reduction to research and development expense.

Customer Funded Tooling Costs – The Company designs and develops molds and tools for reimbursement on behalf of several customers. Costs associated with the design and development of the molds and tools are charged to expense, net of the customer reimbursement amount. Net customer funded tooling resulted in income of $95, $102 and $121 for the years ended December 31, 2017, 2016 and 2015, respectively, and is included in cost of goods sold in the consolidated statements of operations.

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

Subsequent Event Policy – The Company has evaluated events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements.

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

New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Retirement Benefits – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance requires entities to present the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the income statement line items where they report compensation cost. Entities will present all other components of net benefit cost outside operating income, if this subtotal is presented. The rules related to the timing of when costs are recognized or how they are measured have not changed. This amendment only impacts where those costs are reflected within the income statement. In addition, only the service cost component will be eligible for capitalization in inventory and other assets. This guidance becomes effective January 1, 2018. Early adoption is permitted. The Company does not anticipate that the adoption of this new standard will have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04 “Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment.” This new standard simplifies the accounting for goodwill impairments by eliminating step 2 from the goodwill impairment test. The amendments in this update are effective for annual impairment tests in fiscal years beginning after December 15, 2019. Early adoption is permitted for goodwill impairment tests performed on or after January 1, 2017. The Company elected to adopt this new standard in 2017 and the adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force (the “Task Force”). The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. This update is effective for years beginning after December 31, 2018. The Company has restricted cash balances and anticipates that the adoption of this new standard will change the cash amounts and financing activities on its statement of cash flows on its consolidated financial statements. The Company is currently evaluating the effect this new standard will have on the Company’s consolidated financial statements.

In February 2016, the FASB issued its final standard on accounting for leases. This standard, issued as ASU 2016-02, requires that an entity that is a lessee recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. This update is effective for financial statement periods beginning after December 15, 2018, with earlier application permitted. The Company has not yet determined the impact of this pronouncement on its consolidated financial statements and related disclosures but anticipates it will be required to record additional lease liabilities and corresponding rights to use assets.

In May 2014, the FASB issued guidance creating ASC Section 606, “Revenue from Contracts with Customers”, which establishes a comprehensive new model for the recognition of revenue from contracts with customers. This model is based on the core principle that revenue should be recognized to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The Company has performed a review of the requirements of the new guidance and has identified which of its contracts will be within the scope of ASC 606. The Company has applied the five-step model of the new standard to a selection of contracts within each of its revenue streams and has compared the results to its current accounting practices. Based on this analysis, the adoption of ASC 606 will likely have a material impact on the Company’s consolidated financial statements by accelerating revenue recognition for some revenue streams. The Company will provide expanded disclosures as a result of the adoption. The Company will adopt the new standard effective January 1, 2018 using the full retrospective transition method of adoption. The Company has assessed and anticipates that there will be additional processes and internal controls to support recognition and disclosure of ASC 606. In the first quarter of 2018, the Company will be revising its revenue recognition accounting policy and expanding revenue disclosures to reflect the requirements of ASC 606, which include disclosures related to the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. Additionally, qualitative and quantitative disclosures are required under the standard regarding customer contracts, significant judgements and assets recognized from the costs to obtain or fulfill a contract.

2. DISCONTINUED OPERATIONS

In December 2016, the Company’s board of directors approved plans to discontinue its cardiac diagnostic monitoring business. The Company sold the cardiac diagnostic monitoring business on February 17, 2017 to Datrix, LLC.

The following table shows the cardiac diagnostic monitoring business balance sheets as of December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016
Accounts receivable, net	$—	$123
Current assets of discontinued operations	$—	$123

Accounts payable	—	22
Accrued compensation and other liabilities	—	101
Current liabilities of discontinued operations	$—	$123

The following table shows the results of the cardiac diagnostic monitoring discontinued operations:

	Year Ended
	December 31,	December 31,	December 31,
	2017	2016	2015

Sales, net	$140	$1,161	$1,212
Operating costs and expenses	(268)	(2,135)	(2,177)
Loss on impairment	—	(796)	—
Net loss from discontinued operations	(128)	(1,770)	(965)

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

The Company sold the assets of the discontinued operations on February 17, 2017 to Datrix, LLC, who also assumed certain liabilities as part of the asset sale agreement. The Company recognized a loss of $164 relating to the sale of the discontinued operations.

3. RESTRUCTURING CHARGES

During 2016, the Company incurred restructuring charges of $132, related to IntriCon UK Limited facility moving costs. The Company does not expect to incur any additional cash charges related to this restructuring.

4. ACQUISITIONS

Acquisition of Hearing Help Express

In October 2016, the Company purchased 20 percent of Hearing Help Express. The Company paid a total of $693. Based on the facts and circumstances surrounding the management of the business and the funding of working capital needs, the Company determined that based on its ability to control the operations of Hearing Help Express and the likelihood that the Company bears the largest risk and reward of its financial results, the results of Hearing Help Express should be consolidated in the Company’s consolidated financial statements.

The Company accounted for the transaction as a business combination in the fourth quarter of 2016. The transaction allows the Company entry into the sale of products directly to consumers in the United States.  In accordance with ASC 805, the purchase price was allocated based on estimates of the fair value of assets acquired and liabilities assumed.

The purchase price was allocated as follows:

Cash	$157
Inventory	341
Accounts Receivable	333
Property, Plant and Equipment	9
Intangible Assets	2,920
Goodwill	1,257
Other Assets	500
Note Payable	(2,000)
Deferred Revenue	(717)
IRS Note	(461)
Non-Controlling Interest	(650)
Other Payables	(996)
$693

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. The establishment of goodwill was primarily due to the expected revenue growth that is attributable to increased market penetration from future customers.

The Company recognized revenue of $1,025 and losses of approximately $3 relating to the sales of the hearing devices and accessories by HHE from October 19, 2016 through December 31, 2016. The Company has recognized revenue of $6,492 and losses of approximately $324 relating to the sales of the hearing devices and accessories by HHE during 2017.

Acquisition costs of $216 were incurred and recorded during the year ended December 31, 2016 and are included in other expenses, net in the consolidated statements of operations. We consider the majority of the acquisition costs to be of the non-operating, miscellaneous nature, as they were incurred as part of a non-operating activity, a business acquisition

As part of the agreement to acquire the 20 percent interest, the Company also obtained the right to acquire the remaining 80 percent ownership interest for $650 in cash, the guarantee or repayment of approximately $1,800 in debt to HHE’s 80 percent holder and an earnout. The Company exercised the right to acquire the remaining ownership in January 2017 and closed on the acquisition of the remaining 80 percent interest in December 2017. Because the Company maintained control upon acquiring the ownership, there was no impact on the assets and liabilities acquired. The Company did record a $880 change to additional paid-in capital related to losses previously allocated to the noncontrolling interest.

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

Unaudited Supplemental Pro Forma Financial Information

The following unaudited supplemental pro forma information combines the Company’s results with those of PC Werth Ltd (predecessor to IntriCon UK) and Hearing Help Express as if the acquisitions had occurred at the beginning of each of the periods presented. The Company notes Hearing Help Express’s earnings were not included within the pro forma table below for 2015 as this company was in bankruptcy and these years were not reflective of the normal operations of Hearing Help Express. This unaudited pro forma information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported for the periods presented had the acquisitions been completed at the beginning on each of the periods presented, and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

Unaudited	December 31, 2016	December 31 2015
Revenue	$73,828	$80,698
Net earnings attributable to IntriCon Shareholders	(4,749)	955
Net earnings per share
Basic	$(0.73)	$0.16
Diluted	$(0.73)	$0.15

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

At and for the Year Ended December 31, 2017	Body Worn Devices	Hearing Health Direct-to-Consumer	Total
Revenue, net	$81,818	$6,492	$88,310
Income (loss) from continuing operations	2,347	(1,191)	1,156
Identifiable assets (excluding goodwill)	36,651	5,725	42,376
Goodwill	9,551	1,257	10,808
Depreciation and amortization	1,982	212	2,194
Capital expenditures	2,158	155	2,313

At and for the Year Ended December 31, 2016	Body Worn Devices	Hearing Health Direct-to-Consumer	Total
Revenue, net	$66,984	$1,025	$68,009
Loss from continuing operations	(2,957)	(17)	(2,974)
Identifiable assets (excluding goodwill)	29,048	4,155	33,203
Goodwill	9,551	1,004	10,555
Depreciation and amortization	2,041	—	2,041
Capital expenditures	1,766	—	1,766

6. GEOGRAPHIC AND CUSTOMER INFORMATION

The geographical distribution of long-lived assets, consisting of property, plant and equipment and net sales to geographical areas as of and for the years ended December 31, 2017 and 2016 is set forth below:

Long-lived Assets, Net

	December 31,	December 31,
	2017	2016
United States	$5,407	$4,640
Singapore	1,254	1,413
Other – primarily United Kingdom and Indonesia	514	553
Consolidated	$7,175	$6,606

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

Net Sales to Geographical Areas

	Year Ended December 31
Net Sales to Geographical Areas	2017	2016	2015

United States	$70,746	$47,460	$49,687
Europe	9,249	11,019	6,634
Asia	7,477	8,187	10,901
All other countries	838	1,343	1,305
Consolidated	$88,310	$68,009	$68,527

Geographic net sales are allocated based on the location of the customer.

Customer Information

One customer accounted for 48 percent, 40 percent and 43 percent of the Company’s consolidated net sales in 2017, 2016 and 2015, respectively. During 2017, 2016 and 2015, the top five customers accounted for approximately 63 percent, 59 percent and 61 percent of the Company’s consolidated net sales, respectively.

At December 31, 2017, two customers accounted for a combined 33 percent of the Company’s consolidated accounts receivable. Two customers accounted for a combined 31 percent of the Company’s consolidated accounts receivable at December 31, 2016.

7. GOODWILL

The Company performed its annual goodwill impairment test as of November 30th for each of the years ended December 31, 2017, 2016 and 2015.

The changes in the carrying amount of goodwill for the years presented are as follows:

Carrying amount at December 31, 2014	$9,194
Acquisition of assets of PC Werth (Note 4)	357
Carrying amount at December 31, 2015	9,551
Acquisition of equity interest of Hearing Help Express (Note 4)	1,004
Carrying amount at December 31, 2016	10,555
Adjustments	253
Carrying amount at December 31, 2017	$10,808

8. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	December 31,
	2017	2016
Trademark	$1,370	$1,370
Customer List	1,550	1,550
Accumulated amortization	(180)	—
Total, net of accumulated amortization	$2,740	$2,920

The definite-lived intangible assets consist of various acquired Hearing Help Express trademarks and customer relationships. The asset life of trademarks is 20 years and the life of the customer list is 18 years. The annual amortization expense for the trademark and customer list will approximate $155 for the next five years.

9. INVESTMENT IN PARTNERSHIPS

Investment in partnerships consisted of the following:

	December 31,	December 31,
	2017	2016
Investment in and cash advance for Soundperience	$842	$—
Investment in Signison	498	—
Other	276	146
Total	$1,616	$146

The Company has an agreement to acquire a 49% ownership interest and a technology license in Soundperience for 1,500 Euros. As of December 31, 2017, the Company held a 16% ownership interest in Soundperience, which increases to 49% upon the completion of certain milestones and payment of the purchase price for that equity. As of December 31, 2017, the Company had an investment in Soundperience of $1,415, consisting of an equity investment, cash advance and license agreement. Soundperience is accounted for in the Company’s financial statements using the cost method. In January 2018, the Company closed on the additional 33% stake in Soundperience. The Company has included the technology license obtained in other assets. Upon obtaining 49% ownership in 2018, Soundperience will be accounted for in the Company’s financial statements using the equity method.

The Company has a 50% stake in Signison as of December 31, 2017. Signison is accounted for in the Company’s financial statements using the equity method.

10. INVENTORIES

Inventories consisted of the following:

	Raw materials	Work-in process	Finished products and components	Total

December 31, 2017
Domestic	$6,924	$1,791	$3,055	$11,770
Foreign	2,258	514	855	3,627
Total	$9,182	$2,305	$3,910	$15,397

December 31, 2016
Domestic	$5,731	$1,324	$2,609	$9,664
Foreign	1,751	284	644	2,679
Total	$7,482	$1,608	$3,253	$12,343

11. SHORT AND LONG-TERM DEBT

Short and long-term debt at December 31, 2017 and 2016 was as follows:

	December 31, 2017	December 31, 2016
Domestic asset-based revolving credit facility	$4,000	$3,218
Capital expenditure loan facility	—	—
Note payable	—	2,000
Foreign overdraft and letter of credit facility	1,250	1,243
Domestic term loan	6,250	5,250
Unamortized finance costs	(139)	(81)
Total debt	11,361	11,630
Less: Current maturities	(2,040)	(2,346)
Total long-term debt	$9,321	$9,284

	Payments Due by Year
	2018	2019	2020		2021	2022	Thereafter	Total
Domestic credit facility	$—	$—	$		$—	$4,000	$—	$4,000
Domestic term loan	1,000	1,000		1,000	1,000	2,250	—	6,250
Foreign overdraft and letter of credit facility	1,040	210		—	—	—	—	1,250
Total debt	$2,040	$1,210		$1,000	$1,000	$6,250	$—	$11,500

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with CIBC Bank USA (formerly known as The PrivateBank and Trust Company). The credit facility, as amended through December 31, 2017, provides for:

▪	a $9,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve; and

▪	a $2.5 million capital expenditure loan facility under which the Company at its election, can draw up to $2.5 million for qualifying capital expenditure expenditures over the next twelve months, with monthly amortization commencing after such time;

▪	a term loan in the original amount of $6,500.

In December 2017, the Company and its domestic subsidiaries entered into an Eleventh Amendment to the Loan and Security Agreement and Waiver with CIBC Bank USA (formerly known as The PrivateBank and Trust Company). The amendment, among other things:

▪	extended the maturity of the credit facilities from February 2019 to December 2022;

▪	increased the term loan to $6,500 from its then current balance of $4,500;

▪	raised the inventory cap on the borrowing base from $4,000 to $4,500. Under the revolving credit facility as amended, the availability of funds depends on a borrowing based composed of stated percentages of the Company’s eligible trade receivables and inventory, less a reserve;

▪	increased the annual capital expenditure allowed under the facilities from its then current limit of $4,500 to $5,500 for the fiscal year ending December 31, 2018 and in any fiscal year thereafter; and,

▪	added a $2.5 million capital expenditure loan facility under which the Company at its election, can draw up to $2.5 million for qualifying capital expenditures over the next twelve months, with monthly amortization commencing after such time.

All of the borrowings under this agreement have been characterized as either a current or long-term liability on our balance sheet in accordance with the repayment terms described more fully below. As of December 31, 2017, there were no borrowings under the capital expenditure loan facility.

Loans under the credit facility are secured by a security interest in substantially all of the assets of the Company and its domestic subsidiaries including a pledge of the stock of its domestic subsidiaries. Loans under the credit facility bear interest at varying rates based on the Company’s leverage ratio of funded debt / EBITDA, at the option of the Company, at:

■	the London InterBank Offered Rate (“LIBOR”) plus 2.50% to 4.00%, or

■	the base rate, which is the higher of (a) the rate publicly announced from time to time by the lender as its “prime rate” and (b) the Federal Funds Rate plus 0.5%, plus (0.25)% to 1.25% ; in each case, depending on the Company’s leverage ratio.

Interest is payable monthly in arrears, except that interest on LIBOR based loans is payable at the end of the one, two or three month interest periods applicable to LIBOR based loans. IntriCon is also required to pay a non-use fee equal to 0.25% per year of the unused portion of the revolving line of credit facility, payable quarterly in arrears.

Weighted average interest on our domestic credit facilities was 5.51%, 4.36%, and 3.68% for 2017, 2016, and 2015, respectively.

The outstanding balance of the revolving credit facility was $4,000 and $3,218 at December 31, 2017 and 2016, respectively. The total remaining availability on the revolving credit facility was approximately $5,000 and $5,121 at December 31, 2017 and 2016, respectively.

The outstanding principal balance of the term loan, as amended, is payable in quarterly installments of $250. Any remaining principal and accrued interest is payable on December 15, 2022. IntriCon is also required to use 100% of the net cash proceeds of certain asset sales (excluding inventory and certain other dispositions), sale of capital securities or issuance of debt to pay down the term loan.

The borrowers are subject to various covenants under the credit facility, including a maximum funded debt to EBITDA, a minimum fixed charge coverage ratio and maximum capital expenditure financial covenants. Under the credit facility, except as otherwise permitted, the borrowers may not, among other things: incur or permit to exist any indebtedness; grant or permit to exist any liens or security interests on their assets or pledge the stock of any subsidiary; make investments; be a party to any merger or consolidation, or purchase of all or substantially all of the assets or equity of any other entity; sell, transfer, convey or lease all or any substantial part of its assets or capital securities; sell or assign, with or without recourse, any receivables; issue any capital securities; make any distribution or dividend (other than stock dividends), whether in cash or otherwise, to any of its equity holders; purchase or redeem any of its equity interests or any warrants, options or other rights to equity; enter into any transaction with any of its affiliates or with any director, officer or employee of any borrower; be a party to any unconditional purchase obligations; cancel any claim or debt owing to it; make payment on or changes to any subordinated debt; enter into any agreement inconsistent with the provisions of the credit facility or other agreements and documents entered into in connection with the credit facility; engage in any line of business other than the businesses engaged in on the date of the credit facility and businesses reasonably related thereto; or permit its charter, bylaws or other organizational documents to be amended or modified in any way which could reasonably be expected to materially adversely affect the interests of the lender. The Company was in compliance with all applicable covenants under the credit facility as of December 31, 2017.

During 2014, the Company entered into interest rate swaps with The PrivateBank (now CIBC Bank USA) which are accounted for as effective cash flow hedges. The interest rate swaps had a combined initial notional amount of $3,750, with a portion of the swap amortizing on a basis consistent with the $250 quarterly installments required under the term loan. The interest rate swaps fix the Company’s one month LIBOR interest rate on the notional amounts at rates ranging from 0.80% - 1.45%. We hold a right to cancel the interest rate swaps starting August 31, 2016. Interest rate swaps, which are considered derivative instruments, of ($8) and $19 are reported in the consolidated balance sheets at fair value in other current liabilities at December 31, 2017 and 2016.

The debt issuance costs are being amortized over the related term utilizing the effective interest method and are included in interest expense and long-term debt and are being amortized over their estimated useful life on a straight-line basis. Debt issuance cost included in interest expense was $80, $57 and $72 for the years ended December 31, 2017, 2016, and 2015, respectively

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 3.87%, 3.50% and 3.37% for the years ended December 31, 2017, 2016 and 2015. The outstanding balance was $1,250 and $1,243 at December 31, 2017 and 2016, respectively. The loans are collateralized by IntriCon, PTE’s restricted cash and receivables. The total remaining availability on the international senior secured credit agreement was approximately $545 and $455 at December 31, 2017 and 2016, respectively.

12. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31:

	2017	2016
Accrued professional fees	$64	$63
Pension	93	93
Postretirement benefit obligation	78	103
Deferred revenue - direct to consumer	1,336	614
Other	1,653	1,041
	$3,224	$1,914

13. DOMESTIC AND FOREIGN INCOME TAXES

Domestic and foreign income taxes (benefits) were comprised as follows:

	Year Ended December 31
	2017	2016	2015
Current
Federal	$129	$62	$—
State	17	13	—
Foreign	211	178	27
Total Current	$357	$253	$27

Deferred
Federal	(126)	(26)	—
State	—	—	—
Foreign	(223)	(10)	(8)
Income Tax Expense	$8	$217	$19

Income (loss) from continuing operations before income taxes and discontinued operations
Foreign	(342)	661	1,792
Domestic	1,506	(3,418)	1,309
	$1,164	$(2,757)	$3,101

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate based on income (loss):

	Year Ended December 31
	2017	2016	2015
Tax provision at statutory rate	34.00%	34.00%	34.00%
Change in valuation allowance	(502.26)	(46.42)	(20.08)
Impact of permanent items, including stock based compensation expense	19.62	(7.93)	(21.33)
Effect of foreign tax rates	7.04	2.49	7.82
State taxes net of federal benefit	8.03	5.05	1.92
Effect of dividend of foreign subsidiary in prior year	74.41	(3.85)	5.18
Prior year provision to return true-up	48.21	10.60	(6.70)
Non-controlling interest	2.08	(1.77)	1.22
Change in expected future rate	331.39	—	—
Other	(21.83)	(0.03)	(1.40)
Domestic and foreign income tax rate	0.69%	(7.86)%	0.63%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017, and 2016 are presented below:

	Year Ended December 31
	2017	2016
Deferred tax assets:

Net operating loss carry forwards and credits	$6,048	$12,043
Inventory	558	650
Compensation accruals	1,083	1,447
Accruals and reserves	108	89
Credits	387	251
Other	757	459
Total Deferred tax assets	8,941	14,939

Less: valuation allowance	(7,407)	(13,253)

Deferred tax assets net of valuation allowance	$1,534	$1,686

Deferred tax liabilities
Depreciation and amortization	(1,117)	(1,424)

Undistributed earnings of foreign subsidiary	—	(194)
Total deferred tax liabilities	(1,117)	(1,618)
Net deferred tax	$417	$68

The valuation allowance is maintained against deferred tax assets which the Company has determined are more likely than not to be unrealized. The change in valuation allowance was $5,846, (3,443), and $(291) for the years ended December 31, 2017, 2016, and 2015, respectively. For tax reporting purposes, the Company has actual federal and state net operating loss carryforwards of $23,725 and $9,374, respectively. These net operating loss carryforwards begin to expire in 2022 for federal tax purposes and began to expire in 2017 for state tax purposes. Subsequently recognized tax benefits, if any, related to the valuation allowance for deferred tax assets or realization of net operating loss carryforwards will be reported in the consolidated statements of operations. If substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that are available to be utilized.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has analyzed all tax positions for which the statute of limitations remains open. As a result of the assessment, the Company has not recorded any liabilities for unrecognized income tax benefits or retained earnings. The Company does not have any unrecognized tax benefits as of December 31, 2017, 2016 and 2015.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is still subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2003 to 2005 and for the years 2009 and after. There are no on-going or pending IRS, state, or foreign examinations.

The Company recognizes penalties and interest accrued related to liability on unrecognized tax benefits in income tax expense for all periods presented. As of December 31, 2017 and 2016, the Company has no amounts accrued for the payment of interest and penalties.

New Tax Legislation

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act of 2017 (“TCJA”) tax reform legislation. This legislation makes significant change in U.S. tax law including a reduction in the corporate tax rates, changes to net operating loss carryforwards and carrybacks, and a repeal of the corporate alternative minimum tax. The legislation reduced the U.S. corporate tax rate from the current rate of 35% to 21%. As a result of the enacted law, the Company was required to revalue deferred tax assets and liability at the enacted rate. This revaluation didn’t have any income tax expense impact due to the full valuation allowance. The other provisions of the TCJA did not have a material impact on the 2017 consolidated financial statements.

Prior to 2017, the Company asserted that it intended to be permanently reinvested with respect to its cumulative undistributed earnings in its non-US subsidiaries with exception of its German subsidiary. With the enactment of the TCJA and changes in the US Federal taxation of non-US dividend distributions, the Company is no longer permanently reinvested with respect to their cumulative undistributed earnings in its foreign subsidiaries. The net accumulated earnings and profits of the Company’s foreign subsidiaries through December 31, 2017 will be taxed according to IRC §965. Such income will be included in gross income under §951(a) and become previously taxed income. This previously taxed income will not be subject to US income tax upon distribution to the Company; however, local withholding tax will still apply.

14. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan for most of its domestic employees. Under these plans, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plans. The Company contributions to these plans were $445, $212 and $341 for the years ended December 31, 2017, 2016 and 2015.

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

The following table presents the amounts recognized in the Company’s consolidated balance sheets at December 31, 2017 and 2016 for post-retirement medical benefits:

	2017	2016
Change in Projected Benefit Obligation:
Projected benefit obligation at January 1	$604	$645
Interest cost	19	27
Actuarial loss	(7)	24
Participant contributions	15	23
Benefits paid	(98)	(115)
Projected benefit obligation at December 31	533	604
Change in fair value of plan assets:
Employer contributions	83	92
Participant contributions	15	23
Benefits paid	(98)	(115)
Funded status	(533)	(604)
Current liabilities	78	103
Noncurrent liabilities	455	501
Net amount recognized	533	604
Amount recognized in other comprehensive income	—	—
Unrecognized net actuarial gain	—	—
Total	$—	$—

Accrued post-retirement medical benefit costs are classified as other post-retirement benefit obligations as of December 31, 2017 and 2016.

Net periodic post-retirement medical benefit costs for 2017, 2016, and 2015 included the following components:

For measurement purposes, a 5.8% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2017; the rate was assumed to decrease gradually to 4.6% by the year 2066 and remain at that level thereafter. The difference in the health care cost trend rate assumption may have a significant effect on the amounts reported.

The assumptions used for the years ended December 31 were as follows:

	2017	2016	2015
Annual increase in cost of benefits	5.8%	5.9%	7.0%
Discount rate used to determine year-end obligations	3.3%	3.3%	4.5%
Discount rate used to determine year-end expense	3.3%	4.5%	4.5%

In addition to the post-retirement medical benefits, the Company provides retirement related benefits to certain former executive employees and to certain employees of foreign subsidiaries. The liabilities established for these benefits at December 31, 2017 and 2016 are illustrated below.

	2017	2016
Current portion	$93	$93
Long-term portion	772	737
Total liability at December 31	$865	$830

The Company calculated the fair values of the pension plans above utilizing a discounted cash flow, using standard life expectancy tables, annual pension payments, and a discount rate of 4.5%.

Employer benefit payments (medical and pension), which reflect expected future service, are expected to be paid in the following years:

2018	$198
2019	186
2020	174
2021	164
2022	153
Years 2023-2027	523

15. CURRENCY TRANSLATION AND TRANSACTION ADJUSTMENTS

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

Foreign currency transaction amounts included in the consolidated statements of operations include losses of $89, $128 and $40 in 2017, 2016 and 2015, respectively.

16. COMMON STOCK AND STOCK OPTIONS

The Company has a 2006 Equity Incentive Plan and a 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan, which was approved by the shareholders on April 24, 2015, replaced the 2006 Equity Incentive Plan. New grants may not be made under the 2006 plan; however certain option grants under these plans remain exercisable as of December 31, 2017. The aggregate number of shares of common stock for which awards could be granted under the 2015 Equity Incentive Plan as of the date of adoption was 500 shares. Additionally, as outstanding options under the 2006 plan expire, the shares of the Company’s common stock subject to the expired options will become available for issuance under the 2015 Equity Incentive Plan.

Under the plans, executives, employees and outside directors receive awards of options to purchase common stock. The Company may also grant stock awards, stock appreciation rights, restricted stock units and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of December 31, 2017. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2015 equity incentive plan. The director program gives each non-employee director the right under the 2015 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. No shares were issued under the director program for any of the years ended December 31, 2017, 2016 and 2015.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2015 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There were no shares purchased under the program during the years ended December 31, 2017, 2016 and 2015.

Stock option activity during the periods indicated is as follows:

	Number of Shares	Weighted-average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2014	1,313	$5.86
Options granted	170	7.14
Options exercised	(159)	3.12
Outstanding at December 31, 2015	1,324	6.36
Options forfeited or cancelled	(70)	5.75
Options granted	192	7.11
Options exercised	(61)	5.22
Outstanding at December 31, 2016	1,385	6.54
Options forfeited or cancelled	(15)	12.42
Options granted	303	7.28
Options exercised	(220)	10.67

Outstanding at December 31, 2017	1,453	$5.95	$19,000

Exercisable at December 31, 2016	1,025	$6.45	$1,615

Exercisable at December 31, 2017	970	$5.42	$13,958

Available for future grant at December 31, 2017	251

The number of shares available for future grant at December 31, 2017, does not include a total of up to 925 shares subject to options outstanding under the 2006 plan which will become available for grant under the 2015 Equity Incentive Plan in the event of the expiration of such options.

The weighted-average remaining contractual term of options exercisable and options outstanding at December 31, 2017 was 4.37 and 5.59 years. The total intrinsic value of options exercised during fiscal 2017, 2016 and 2015, was $631, $76 and $630, respectively.

The weighted-average per share grant date fair value of options granted was $4.20, $4.17 and $4.50, in 2017, 2016 and 2015, respectively, using the Black-Scholes option-pricing model.

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2017	2016	2015
Dividend yield	0.0%	0.0%	0.0%
Expected volatility	59.29 - 63.51%	61.66 - 66.45%	65.15 - 72.81%
Risk-free interest rate	1.87-2.16%	1.36-2.00%	1.42-1.88%
Expected life (years)	6.0	6.0	6.0

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

The Company currently estimates a zero percent forfeiture rate for stock options and regularly reviews this estimate. There were no material forfeitures during fiscal years 2017, 2016 and 2015.

The risk-free rates for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recorded $844, $685, and $579 of non-cash stock option expense for the years ended December 31, 2017, 2016 and 2015, respectively. There were 189 stock options that were exercised using a cashless method of exercise for the year ended December 31, 2017. As of December 31, 2017, there was $995 of total non-cash stock option expense related to non-vested awards that is expected to be recognized over a weighted-average period of 1.81 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 11, 18, and 14 shares purchased under the Purchase Plan during the years ended December 31, 2017, 2016 and 2015, respectively.

On May 18, 2016, the Company completed a public offering and sale of 805 shares of common stock. The net proceeds from this offering, after deducting underwriting discounts and offering expenses, totaled approximately $3,678 and were used for working capital and general corporate purposes.

17. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year Ended December 31
	2017	2016	2015
Numerator:
Income (loss) from continuing operations before discontinued operations	$1,156	$(2,974)	$3,082

Loss from discontinued operations, net of income taxes	(128)	(1,770)	(965)

Loss on sale of discontinued operations	(164)

Net income (loss)	864	(4,744)	2,117

Less: Loss allocated to non-controlling interest	(938)	(157)	(111)

Net Income (loss) attributable to shareholders	$1,802	$(4,587)	$2,228

Denominator:
Basic – weighted shares outstanding	6,852	6,497	5,907

Weighted shares assumed upon exercise of stock options	455	—	334

Diluted – weighted shares outstanding	7,307	6,497	6,241

Basic income (loss) per share attributable to shareholders:
Continuing operations	$0.31	$(0.43)	$0.54
Discontinued operations	(0.04)	(0.27)	(0.16)
Net income (loss) per share:	$0.26	$(0.71)	$0.38

Diluted income (loss) per share attributable to shareholders:
Continuing operations	$0.29	$(0.43)	$0.51
Discontinued operations	(0.04)	(0.27)	(0.15)
Net income (loss) per share:	$0.25	$(0.71)	$0.36

The Company excluded all stock options, including 37 in the money options, in 2016 from the computation of the diluted income per share because their effect would have been anti-dilutive due to the Company’s net loss in the period. The Company excluded in the money stock options of 28 and 71 in 2017 and 2015, respectively, from the computation of the diluted income per share because their effect would be anti-dilutive. For additional disclosures regarding the stock options, see Note 16.

18. CONTINGENCIES AND COMMITMENTS

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

The Company’s former wholly owned French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the completion of the French insolvency proceeding, including liabilities under guarantees aggregating approximately $468.

The Company is also involved from time to time in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect our consolidated financial position, liquidity or results of operations.

Total expense for 2017, 2016 and 2015 under leases pertaining primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more, aggregated $1,728, $1,498, and $1,265, respectively. Remaining payments under such leases are as follows: 2018- $1,647; 2019- $1,674; 2020 - $1,586; 2021 - $1,135; 2022 - $444, which includes two leased facility in Minnesota, both that expires in 2022, one leased facility in Illinois that expires in 2022, one leased facility in Singapore that expires in 2020, one leased facility in Indonesia that expires in 2021, one leased facility in the United Kingdom that expires in 2021, and one leased facility in Germany that expires in 2022. Certain leases contain renewal options as provided in the lease agreements.

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

19. RELATED-PARTY TRANSACTIONS

One of the Company’s subsidiaries leased office and factory space from a partnership consisting of one present and two former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. The subsidiary was required to pay all real estate taxes and operating expenses. The partnership sold the property to an unaffiliated third party on October 13, 2017. The total base rent expense, real estate taxes and other charges incurred under the lease was approximately $371, $484 and $487 for the years ended December 31, 2017 (through October 13, 2017), 2016 and 2015, respectively.

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of our Board of Directors. The Company paid approximately $140, $406, and $203 to Blank Rome LLP for legal services and costs in 2017, 2016 and 2015, respectively.

The Company has a 50% ownership in Signison, which is a German based hearing health company. Signison owes the Company a note receivable balance of $463 as of December 31, 2017.

20. STATEMENTS OF CASH FLOWS

Supplemental disclosures of cash flow information:

	Year Ended December 31
	2017	2016	2015
Interest received	$1	$1	$1
Interest paid	716	568	437
Income taxes paid	166	196	263

Noncash Transactions:	2017	2016	2015
NXP technology access	$2,732	$—	$—
NXP long-term liability	2,600	—	—

21. REVENUE BY MARKET

The following table sets forth, for the periods indicated, net revenue by market:

	Year Ended December 31
	2017	2016	2015

Medical	$52,336	$37,602	$39,609
Hearing Health	23,316	21,882	21,089
Hearing Health Direct-to-Consumer	6,492	1,025	—
Professional Audio Communications	6,166	7,500	7,829

Total Net Sales	$88,310	$68,009	$68,527

22. SUBSEQUENT EVENTS

On March 7, 2018 IntriCon entered into a lease for an additional 30,000 square feet of manufacturing floor space near its existing Arden Hills location in Minnesota, to accommodate robotic assembly of medical components and systems. The lease commences on May 1, 2018 and runs for a term just over five years, expiring June 2023.  After a two month rent abatement period, annual base rent will approximate $250 for the first full year and is subject to 2.5% annual rent escalation.

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

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement relating to its 2018 annual meeting of shareholders, including but not necessarily limited to the sections of the 2018 proxy statement entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement relating to its 2018 annual meeting of shareholders, including but not necessarily limited to the sections of the 2018 proxy statement entitled “Director Compensation for 2017,” and “Executive Compensation”.

ITEM 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement relating to its 2018 annual meeting of shareholders, including but not necessarily limited to the section of the 2018 proxy statement entitled “Share Ownership of Certain Beneficial Owners, Directors and Certain Officers.”

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2017:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights	(b) Weighted-average exercise price of outstanding options, warrants and rights	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders(1)	1,372	$5.95	350
Equity Compensation plans not approved by security holders	—	—	—
Total	1,372	$5.95	350

(1) The amount shown in column (c) includes 251 shares issuable under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”) and 99 shares available for purchase under the Company’s Employee Stock Purchase Plan. Under the terms of the 2015 Plan, as outstanding options under the Company’s 2006 Equity Incentive Plan expire, the shares of common stock subject to the expired options will become available for issuance under the 2015 Plan. As of December 31, 2017, 925 shares of common stock were subject to outstanding options under the 2006 Equity Incentive Plan. Accordingly, if any of these options expire, the shares of common stock subject to expired options also will be available for issuance under the 2015 Plan.

ITEM 13.	Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement relating to its 2018 annual meeting of shareholders, including but not necessarily limited to the sections of the 2018 proxy statement entitled “Certain Relationships and Related Party Transactions” and “Independence of the Board of Directors.”

ITEM 14.	Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement relating to its 2018 annual meeting of shareholders, including but not necessarily limited to the sections of the 2018 proxy statement entitled “Independent Registered Public Accounting Fee Information.”

PART IV

ITEM 15.	Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1)	Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.

Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015.

Consolidated Balance Sheets at December 31, 2017 and 2016.

Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015.

Notes to Consolidated Financial Statements.

3)	Exhibits –

3.1	The Company’s Amended and Restated Articles of Incorporation, as amended. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2008.)

3.2	The Company’s Amended and Restated By-Laws. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference from the Company’s Registration Statement on Form S-3 (registration no. 333-200182) filed with the Commission on November 13, 2014.)

+10.1	Supplemental Retirement Plan (amended and restated effective January 1, 1995). (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.)

10.2.1	Amended and Restated Office/Warehouse Lease, between Resistance Technology, Inc. and Arden Partners I. L.L.P. dated November 1, 1996. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1996.)

10.2.2	Amended and Restated Office/Warehouse Lease Second Extension Agreement dated as of October 20, 2011 between IntriCon Inc. and Arden Partners I, L.L.P. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.2.3	Amended and Restated Office/Warehouse Lease Third Extension Agreement dated as of September 17, 2013 between IntriCon Inc. and Arden Partners I, L.L.P. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013.)

10.2.4	Amended and Restated Office/Warehouse Lease Fourth Extension Agreement dated as of March 10, 2017 between IntriCon Inc. and Arden Partners I, L.L.P. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.) [was there any further amendment in connection with sale by Arden?]

10.2.5	Guaranty dated as of March 10, 2017 by IntriCon Corporation in favor of Arden Partners I, L.L.P. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

+10.3	2006 Equity Incentive Plan, as amended. (Incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 15, 2012.)

+10.4	Form of Stock Option Agreement issued to executive officers pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

+10.5	Form of Stock Option Agreement issued to directors pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

+10.6	Non-Employee Directors Stock Fee Election Program. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

+10.7	Non-Employee Director and Executive Officer Stock Purchase Program, as amended. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

10.8	Land and Building Lease Agreement between Resistance Technology, Inc. (now IntriCon, Inc.) and MDSC Partners, LLP dated June 15, 2006. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on June 21, 2006.) [any further amendment or new lease?]

10.9	Agreement by and between K/S HIMPP and IntriCon Corporation dated December 1, 2006 and the schedules thereto. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

+10.10	Employment Agreement with Mark S. Gorder. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

+10.11	Form of Employment Agreement with executive officers. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

10.12.1	Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, RTI Electronics, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation (f/k/a Jon Barron, Inc.) and The PrivateBank and Trust Company. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

10.12.2	First Amendment and Waiver dated March 12, 2010 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, RTI Electronics, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.)

10.12.3	Second Amendment to Loan and Security Agreement and Limited Consent dated as of August 12, 2011 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.12.4	Third Amendment to Loan and Security Agreement and Waiver dated as of March 1, 2012 to Loan and Security Agreement dated as of August 13, 2009 by and among IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company. (incorporated by reference to the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.)

10.12.5	Fourth Amendment to Loan and Security Agreement and Consent among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company, dated as of August 6, 2012. (incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the Quarter ended June 30, 2012.)

10.12.6	Fifth Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company, dated as of December 21, 2012. (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on December 21, 2012.)

10.12.7	Sixth Amendment to Loan and Security Agreement and Waiver among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation, IntriCon Datrix Corporation and The PrivateBank and Trust Company, dated as of February 14, 2014. (Incorporated by reference to the Company’s Current Report on Form 8-K filed with the Commission on February 19, 2014.)

10.12.8	Seventh Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation and The PrivateBank and Trust Company, dated as of March 31, 2015. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

10.12.9	Eighth Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., IntriCon Tibbetts Corporation and The PrivateBank and Trust Company, dated as of April 15, 2016. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.12.10	Ninth Amendment to Loan and Security Agreement and Waiver among the Company, IntriCon, Inc. and The PrivateBank and Trust Company, dated as of August 15, 2016. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016.)

10.12.11	Tenth Amendment to Loan and Security Agreement and Waiver among the Company, IntriCon, Inc. and The PrivateBank and Trust Company, dated as of March 9, 2017. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.)

10.12.12*	Eleventh Amendment to Loan and Security Agreement and Waiver among the Company, IntriCon, Inc., I-Management, LLC, Hearing Help Express, Inc., and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated as of December 15, 2017.

10.13.1	Revolving Credit Note issued to The PrivateBank and Trust Company dated August 13, 2009. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

10.13.2	Amended and Restated Revolving Note from the Company, IntriCon, Inc. and IntriCon Tibbetts Corporation to The PrivateBank and Trust Company dated April 15, 2016. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.14.1	Term Note issued to The PrivateBank and Trust Company dated August 13, 2009. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.)

10.14.2	Term Note dated August 12, 2011 from IntriCon Corporation, IntriCon, Inc., IntriCon Tibbetts Corporation and IntriCon Datrix Corporation to The PrivateBank and Trust Company. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.)

10.14.3	Second Amended and Restated Term Note from the Company, IntriCon, Inc. and IntriCon Tibbetts Corporation to The PrivateBank and Trust Company. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

10.14.4	Third Amended and Restated Term Note from the Company, IntriCon, Inc. and IntriCon Tibbetts Corporation to The PrivateBank and Trust Company dated April 15, 2016. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

10.14.5*	Amended and Restated Term Note from the Company, IntriCon, Inc., I-Management, LLC and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated December 15, 2017.

10.15.1*	Capital Expenditure Note from the Company, IntriCon, Inc., I-Management, LLC and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated December 15, 2017.

+10.16	Annual Incentive Plan for Executives and Key Employees. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)

+10.17	Amended and Restated Amendment to Equity Plans. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

+10.18	Amendment No. 2 to Equity Plans. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

+10.19	2015 Equity Incentive Plan. (Incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 6, 2015.)

+10.20	Form of Stock Option Agreement issued to employees pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

+10.21	Form of Stock Option Agreement issued to directors pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

+10.22*	Form of Performance Stock Option Agreement issued to employees pursuant to the 2015 Equity Incentive Plan.

+10.23*	Form of Restricted Stock Unit Agreement issued to employees pursuant to the 2015 Equity Incentive Plan.

+10.24*	Form of Restricted Stock Unit Agreement issued to directors pursuant to the 2015 Equity Incentive Plan.

+10.25	Employee Stock Purchase Plan, as amended (incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 11, 2016).

10.26	Investment Agreement dated as of April 19, 2017 among IntriCon, Inc., Rheinton GmbH and Soundperience GmbH (English translation). (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.)

21.1*	List of significant subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from IntriCon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets as of December 31, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.

*	Filed herewith.

+	Denotes management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRICON CORPORATION (Registrant)

By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer, Treasurer and Secretary

Dated: March 13, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive
Officer and Director (principal executive officer)
March 13, 2018

/s/ Scott Longval
Scott Longval
Chief Financial Officer
Treasurer and Secretary
(principal accounting and financial officer)
March 13, 2018

/s/Nicholas A. Giordano
Nicholas A. Giordano
Director
March 13, 2018

/s/Robert N. Masucci
Robert N. Masucci
Director
March 13, 2018

/s/ Michael J. McKenna
Michael J. McKenna
Director
March 13, 2018

/s/ Philip I. Smith
Philip I. Smith
Director
March 13, 2018

EXHIBIT INDEX

EXHIBITS:

10.12.12*	Eleventh Amendment to Loan and Security Agreement and Waiver among the Company, IntriCon, Inc., I-Management, LLC, Hearing Help Express, Inc., and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated as of December 15, 2017.

10.14.5*	Amended and Restated Term Note from the Company, IntriCon, Inc., I-Management, LLC and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated December 15, 2017.

10.15.1*	Capital Expenditure Note from the Company, IntriCon, Inc., I-Management, LLC and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated December 15, 2017.

+10.22*	Form of Performance Stock Option Agreement issued to employees pursuant to the 2015 Equity Incentive Plan.

+10.23*	Form of Restricted Stock Unit Agreement issued to employees pursuant to the 2015 Equity Incentive Plan.

+10.24*	Form of Restricted Stock Unit Agreement issued to directors pursuant to the 2015 Equity Incentive Plan.

21.1*	List of significant subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets as of December 31, 2017 and 2016; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015; (v) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2017, 2016 and 2015; and (vi) Notes to Consolidated Financial Statements.