Form 10-Q
period 2018-03-31
INTRICON CORP
filed 2018-05-15
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒       QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

☐ Yes ☒  No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on April 30, 2018 was 6,964,458.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

	March 31,	December 31,
	2018	2017
	(Unaudited)	(as adjusted)
Current assets:
Cash	$381	$373
Restricted cash	675	644
Accounts receivable, less allowance for doubtful accounts of $483 at March 31, 2018 and $332 at December 31, 2017	11,249	9,052
Inventories	14,862	13,708
Contract assets	4,766	2,979
Other current assets	1,380	1,544
Total current assets	33,313	28,300

Machinery and equipment	34,636	40,124
Less: Accumulated depreciation	27,089	32,949
Net machinery and equipment	7,547	7,175

Goodwill	10,808	10,808
Intangible assets, net	2,701	2,740
Investment in partnerships	1,931	1,616
Other assets, net	3,702	3,835
Total assets	$60,002	$54,474

Current liabilities:
Current maturities of long-term debt	2,063	2,040
Accounts payable	12,966	10,423
Accrued salaries, wages and commissions	2,503	3,113
Other accrued liabilities	4,286	3,739
Total current liabilities	21,818	19,315

Long-term debt, less current maturities	10,948	9,321
Other postretirement benefit obligations	444	455
Accrued pension liabilities	795	772
Other long-term liabilities	3,114	3,172
Total liabilities	37,119	33,035
Commitments and contingencies
Shareholders’ equity:
Preferred stock, $1.00 par value, authorized 1,000 shares; none issued and outstanding	—	—
Common stock, $1.00 par value per share; 20,000 shares authorized; 6,944 and 6,900 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	6,944	6,900
Additional paid-in capital	22,138	21,581
Accumulated deficit	(5,287)	(6,056)
Accumulated other comprehensive loss	(647)	(733)
Total shareholders’ equity	23,148	21,692
Non-controlling interest	(265)	(253)
Total equity	22,883	21,439
Total liabilities and equity	$60,002	$54,474

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,	March 31,
	2018	2017
	(Unaudited)	(Unaudited and as adjusted)

Sales, net	$25,363	$21,215
Cost of sales	16,951	15,381
Gross profit	8,412	5,834

Operating expenses:
Sales and marketing	2,840	2,311
General and administrative	3,061	2,558
Research and development	1,159	1,153
Total operating expenses	7,060	6,022
Operating income (loss)	1,352	(188)

Interest expense	(188)	(182)
Other income (expense)	(220)	56
Income (loss) from continuing operations before income taxes and discontinued operations	944	(314)
Income tax expense	187	64
Income (loss) from continuing operations before discontinued operations	757	(378)
Loss on sale of discontinued operations (Note 3)	—	(164)
Loss from discontinued operations (Note 3)	—	(113)
Net income (loss)	757	(655)
Less: Loss allocated to non-controlling interest	(12)	(385)
Net income (loss) attributable to IntriCon shareholders	$769	$(270)

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.11	$0.00
Discontinued operations	—	$(0.04)
Net income (loss) per share:	$0.11	$(0.04)

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.10	$0.00
Discontinued operations	—	(0.04)
Net income (loss) per share:	$0.10	$(0.04)

Average shares outstanding:
Basic	6,929	6,826
Diluted	7,843	6,826

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended
	March 31,	March 31,
	2018	2017
	(Unaudited)	(Unaudited and as adjusted)
Net income (loss)	$757	$(655)
Interest rate swap, net of taxes of $0	4	12
Pension and postretirement obligations, net of taxes of $0	5	5
Foreign currency translation adjustment, net of taxes of $0	78	45
Comprehensive income (loss)	$844	$(593)

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)

	Three Months Ended
	March 31,	March 31,
	2018	2017
	(Unaudited)	(Unaudited and as adjusted)
Cash flows from operating activities:
Net income (loss)	$757	$(655)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	654	562
Stock-based compensation	333	218
Loss on sale of discontinued operations	—	164
Change in allowance for doubtful accounts	151	(3)
Equity in loss of partnerships	116	12
Changes in operating assets and liabilities:
Accounts receivable	(2,407)	(888)
Inventories	(1,183)	(553)
Other assets	(1,648)	(631)
Accounts payable	2,262	1,670
Accrued expenses	(316)	(531)
Other liabilities	26	51
Net cash used in operating activities	(1,255)	(584)

Cash flows from investing activities:
Purchases of property, plant and equipment	(485)	(273)
Investment in partnerships	(164)	(94)
Net cash used in investing activities	(649)	(367)

Cash flows from financing activities:
Proceeds from long-term borrowings	6,106	4,520
Repayments of long-term borrowings	(4,550)	(3,920)
Proceeds from employee stock purchases and exercise of stock options	267	60
Change in restricted cash	(55)	(21)
Net cash provided by financing activities	1,768	639

Effect of exchange rate changes on cash	144	25

Net increase (decrease) in cash	8	(287)
Cash, beginning of period	373	667

Cash, end of period	$381	$380

Noncash investing and financing:
Investment in partnerships through liability incurred	$308	$—
Acquisition of property, plant and equipment in accounts payable	305	—

 (See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of March 31, 2018 and December 31, 2017, and the consolidated results of its operations and cash flows for the three months ended March 31, 2018 and 2017. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period.

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

In January 2018, the Company closed on the additional 33% stake in Soundperience, bringing its total ownership to 49% and its total investment to 1,500 Euros consisting of an equity investment and license agreement. Soundperience has designed self-fitting hearing aid technology. The Company does not anticipate the Soundperience business will have a notable financial impact on operating results, but rather will provide the Company with exclusive access in the United States to critical software technology. Soundperience’s self-fitting hearing aid technology is being used in the German market today, most notably through Signison, the Company’s joint venture with the majority owner of Soundperience. Soundperience and Signison are accounted for in the Company’s financial statements using the equity method.

The Company has evaluated subsequent events occurring after the date of the consolidated financial statements for events requiring recording or disclosure in the financial statements.

2.	New Accounting Pronouncements

In March 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-07, Retirement Benefits – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance requires entities to present the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the income statement line items where they report compensation cost. Entities will present all other components of net benefit cost outside operating income, if this subtotal is presented. The rules related to the timing of when costs are recognized or how they are measured have not changed. This amendment only impacts where those costs are reflected within the income statement. In addition, only the service cost component will be eligible for capitalization in inventory and other assets. This guidance became effective January 1, 2018. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

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

3.	Discontinued Operations

The following table shows the results of the cardiac diagnostic monitoring discontinued operations:

	Three Months Ended
	March 31,	March 31,
	2018	2017

Sales, net	$—	$140
Operating costs and expenses	—	(253)
Loss from discontinued operations	—	(113)

The Company sold the cardiac diagnostic monitoring business on February 17, 2017 to Datrix, LLC for a future revenue earn-out that was valued by the Company at $0. The Company recorded a loss on the sale of $164. The net loss was computed as follows:

Accounts receivable, net	$179
Accrued liabilities	(15)
Net assets sold	$164
Fair value of consideration received	—
Loss on sale of discontinued operations, net of income taxes	$164

4.	Changes in Accounting Policies

The Company’s significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 “Topic 606. Revenue from Contracts with Customers” (Topic 606). Topic 606 supersedes the revenue recognition requirements previously set forth in the Accounting Standards Codification (ASC) Topic 605 “Revenue Recognition,” and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 with a date of initial application of January 1, 2018.

The Company applied Topic 606 retrospectively using the practical expedient in ASC 606-10-65-1(f)(3). The Company notes that all previously reported historical amounts are adjusted for the impact of ASC 606.

Changes to the Company’s significant accounting policies as a result of adopting Topic 606 are discussed below:

Revenue recognition - Revenue is measured based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, including noncash consideration, consideration paid or payable to customers and significant financing components. Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer, as further described below under “Performance obligations”.

Individual promised goods and services in a contract are considered a performance obligation and accounted for separately if the individual good or service is distinct, i.e., the customer can benefit from the good or service on its own or with other resources that are readily available to the customer and the good or service is separately identifiable from other promises in the arrangement. When an arrangement includes multiple performance obligations, the consideration is allocated between the performance obligations in proportion to their estimated stand-alone selling price. Costs related to products delivered are recognized in the period incurred, unless criteria for capitalization of costs under ASC 340-40 or other applicable guidance are met. Cost of revenues consist primarily of direct labor, manufacturing overhead, materials and components.

The Company excludes from revenue taxes collected from a customer that are assessed by a governmental authority and imposed on and concurrent with a specific revenue-producing transaction.

The Company includes shipping and handling fees in sales. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of sales.

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet as further described below under “Receivables, net”, “Contract assets” and “Contract liabilities”.

When more than one party is involved in providing goods or services to a customer, an entity determines whether it is a principal or an agent in these transactions by evaluating the nature of its promise to the customer. An entity is a principal and therefore records revenue on a gross basis if it controls a promised good or service before transferring that good or service to the customer. An entity is an agent and records as revenue the net amount it retains for its agency services if its role is to arrange for another entity to provide the goods or services.

Performance obligations - A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account under ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation in proportion to the standalone selling price for each and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s various performance obligations and the timing or method of revenue recognition in each of the Company’s markets are discussed below:

Medical market - Customer orders from the medical market consist of a specified number of assembled and customized parts that the customer further integrates into their production process to produce market ready products. Customer orders do not include additional follow-on goods or services.

With the exception of prompt payment discounts, the transaction price for medical market products is the invoiced amount, as variable consideration in the form of refunds, credits, rebates, price concessions, pricing incentives or other items impacting transaction price are not present.

All of the Company’s products manufactured for the medical market are designed to each customer’s specifications, do not have an alternative use and cannot be sold or redirected by the Company to others. The Company has an enforceable right to payment for any finished or in-process units, including a reasonable margin, if the customer terminates the contract for reasons other than the Company’s failure to perform as promised. Control of these units is deemed to transfer to the customer over time during the manufacturing process, using the same measure of progress toward satisfying the promise to deliver the units to the customer. Each order is for a series of distinct units that comprise a single performance obligation. Consequently, the transaction price is recognized as revenue over time based on actual costs incurred in the manufacturing process to date relative to total expected costs to produce all ordered units.

Medical market products are invoiced when shipped and paid within normal commercial terms. The Company records a contract asset for revenue recognized over time in the production process for customized products that have not been shipped or invoiced to the customer.

Hearing health market - Customer orders from the hearing health market consist of hearing aid devices and related accessories. Each unit of product delivered under a customer order represents a distinct and separate performance obligation as the customer can benefit from each unit on its own or with other resources that are readily available to the customer and each unit of product is separately identifiable from other products in the arrangement.

With the exception of prompt payment discounts, the transaction price for the hearing health markets products is the invoiced amount, as variable consideration in the form of refunds, credits, rebates, price concessions, pricing incentives or other items impacting transaction price are not present.

Nearly all of the Company’s products manufactured for the hearing health market could be reworked without significant cost and sold to another customer in the event of the customer’s termination of an order before delivery, and therefore have an alternative use to the Company. Generally, revenue is recognized upon the transfer of control of the products which is based on shipment terms; however, in certain cases the amount of shipment is adjusted for expected future returns and related consideration received.

Professional audio market - The Company sells body-worn audio devices with application in the aviation, fire, law enforcement, safety and military markets as well as for performers and production staff in the music and stage performance markets. Each unit on a customer’s purchase order represents a distinct and separate performance obligation as the customer can benefit from each unit on its own or with other resources that are readily available to the customer and each unit is separately identifiable from the others because one does not significantly affect, modify or customize another.

Variable consideration in the form of refunds, credits, rebates, price concessions, pricing incentives or other items impacting the transaction price are not present. Invoiced amounts are deemed to approximate standalone selling price, such that a relative standalone selling price allocation between performance obligations is not required.

The products manufactured for the professional audio market could be reworked without significant cost and sold to another customer in the event of the customer’s termination of an order before delivery and therefore have an alternative use to the Company. Transfer of control of the goods, and revenue recognition, occurs at the point in time of shipment or delivery of the products to the customer depending on the applicable shipping terms. Professional audio market products are billed when shipped and paid within normal commercial terms.

Hearing health direct-to-consumer (DTC) market - The hearing health DTC business distributes hearing aids and related accessories to the end consumer and is the Company’s only business market that generates revenue from sales to the end consumer. The Company also sells a limited number of service plans for the hearing aids. Each product or service is a distinct performance obligation as each is independently useful either on its own or together with other products procured from the Company or other vendors and each product or service is separately identifiable from the others because one does not significantly affect, modify or customize another. Invoiced amounts are deemed to approximate standalone selling price, therefore a relative standalone selling price allocation between performance obligations is not required.

The hearing health DTC business offers a 60-day trial period to the end consumer for hearing aids, during which customers can return the hearing aids for a full refund or exchange for a different hearing aid. The Company invoices for the hearing aids and recognizes revenue only after completion of the 60-day trial period, when the customer’s commitment to the arrangement is deemed to exist and an enforceable right to payment is established.

The transaction price for hearing aid accessories and service plans is the invoiced amount, as variable consideration in the form of refunds, credits, rebates, price concessions, pricing incentives or other items impacting transaction price are not present. Hearing aid accessories are billed and revenue is recognized upon shipment to the customer. Invoices are paid within normal commercial terms. Annual service plans are billed along with the hearing aid at the end of the 60-day trial period or upon renewal of the service plan, and paid within normal commercial terms. As the customer consumes the benefits of the service plan relatively evenly over the plan term, revenue for service plans is recognized on a straight-line basis commencing at the end of the trial period.

Receivables, net – Excluding the hearing health direct-to-consumer market, amounts recorded in receivables, net, on the consolidated balance sheet include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. An allowance for doubtful accounts is maintained to provide for the estimated amount of receivables that will not be collected. The allowance is based upon an assessment of customer creditworthiness, historical payment experience and the age of outstanding receivables. For the hearing health direct-to-consumer market, receivables, net, include amounts billed and currently due from customers and amounts to become due from customers on trial programs. The amounts due are stated at their net estimated realizable value. An allowance for doubtful accounts is maintained to provide for the estimated amount of receivables that will not be collected.

Contract Assets - Contract assets primarily include unbilled amounts recognized as revenue for customized products manufactured for the medical market. The customized goods have no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. The Company begins revenue recognition when these goods enter the manufacturing process and continues based on a measure of progress toward completion using a cost-to-cost input method that considers labor and overhead costs incurred and materials used to date in the manufacturing process relative to total expected production costs. Given the relatively short duration of the production process, contract assets are classified as current. Contract assets are reclassified to accounts receivable upon shipment of and invoicing for the products, at which point the right to consideration becomes unconditional.

Sales Commissions - Sales commissions paid to sales representatives are eligible for capitalization as they are incremental costs that would not have been incurred without entering into a specific sales arrangement and are recoverable through the expected margin on the transaction. The company has elected to apply the practical expedient provided by ASC 340-40-25-4 and recognize the incremental costs of obtaining contracts as an expense when incurred, as the amortization period of the assets that would have otherwise been recognized is one year or less. These costs are included in sales and marketing expenses on the consolidated statements of operations.

Product Warranty - The Company offers warranties on various products and services. These warranties are assurance type warranties not sold on a standalone basis, and therefore are not considered distinct performance obligations. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold.

5.	Significant Changes Due to Topic 606

Sales of Customized Medical Products - The primary factor impacting the timing of the Company’s reported net income (loss) in the financial statements as a result of the adoption of Topic 606 is the acceleration of revenue and associated cost of sales recognized from the sale of customized medical products. For sales of these products, the Company previously recognized revenue at a point in time when the products were completed and shipped to the customer. Under Topic 606, if control of the products is transferred to the customer over the manufacturing process and the criteria for over time revenue recognition are otherwise met, revenue is recognized as products are manufactured utilizing an appropriate measure of progress toward satisfaction of the performance obligation. The Company’s contracts with customers for the production of customized medical products meet the criteria for over time revenue recognition; therefore, the Company utilizes an input method based on actual costs incurred in the manufacturing process to date relative to total expected production costs as a measure of progress toward transfer of control of the products to the customer and recognizes revenue on that basis. Amounts recognized as revenue but not yet shipped or billed to the customer are recorded as contract assets. See Note 4 for further discussion.

Principal vs. Agent Role in Sales under Supply Arrangement -The Company has determined that the nature of its promise to a third-party supplier is a performance obligation to provide the integrated hearing aid products to its customers and that the associated sales contracts meet the control criteria necessary to qualify the Company as the principal in the transactions. As a result, gross reporting of revenues for sales under the supply arrangement is appropriate under Topic 606 and the profit sharing amount due to the third party is reported as cost of sales.

Impacts on financial statements

Previously reported amounts for sales, cost of sales, contract assets and contract liabilities have been retrospectively adjusted to provide amounts comparable to the reporting under Topic 606. The following tables summarize the effects of adopting this accounting standard on the Company’s unaudited Consolidated Financial Statements

Consolidated Statement of Operations:

	Three Months Ended March 31, 2017, as reported	Effect of Adoption of ASC 606	Three Months Ended March 31, 2017, as adjusted

Sales, net	$20,088	$1,127	$21,215
Cost of sales	14,412	969	15,381
Gross profit	5,676	158	5,834

Operating expenses:
Sales and marketing	2,311	—	2,311
General and administrative	2,558	—	2,558
Research and development	1,153	—	1,153
Total operating expenses	6,022	—	6,022
Operating income (loss)	(346)	158	(188)

Interest expense	(182)	—	(182)
Other income	56	—	56
Income (loss) from continuing operations before income taxes and discontinued operations	(472)	158	(314)
Income tax expense	64	—	64
Income (loss) from continuing operations before discontinued operations	(536)	158	(378)
Loss on sale of discontinued operations (Note 3)	(164)	—	(164)
Loss from discontinued operations (Note 3)	(113)	—	(113)
Net income (loss)	(813)	158	(655)
Less: Loss allocated to non-controlling interest	(385)	—	(385)
Net income (loss) attributable to IntriCon shareholders	$(428)	$158	$(270)

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$(0.02)	$0.02	$0.00
Discontinued operations	(0.04)	—	$(0.04)
Net income (loss) per share:	$(0.06)	$0.02	$(0.04)

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$(0.02)	$0.02	$0.00
Discontinued operations	(0.04)	—	(0.04)
Net income (loss) per share:	$(0.06)	$0.02	$(0.04)

Average shares outstanding:
Basic	6,826	6,826	6,826
Diluted	6,826	6,826	6,826

Consolidated Statement of Comprehensive Income (Loss):

	Three Months Ended March 31, 2017, as reported	Effect of Adoption of ASC 606	Three Months Ended March 31, 2017, as adjusted

Net income (loss)	$(813)	$158	$(655)

Consolidated Statement of Cash Flows:

	Three Months Ended March 31, 2017, as reported	Effect of Adoption of ASC 606	Three Months Ended March 31, 2017, as adjusted

Net income (loss)	$(813)	$158	$(655)
Inventories	(905)	352	(553)
Other current assets	(121)	(510)	(631)

Prior Year Consolidated Balance Sheet:

	December 31, 2017, as reported	Effect of Adoption of ASC 606	December 31, 2017, as adjusted

Inventories	$15,397	$(1,689)	$13,708
Contract assets	—	2,979	2,979
Other accrued liabilities	3,224	515	3,739
Accumulated deficit	(6,831)	775	(6,056)

In addition, the cumulative impact to the Company’s retained earnings at January 1, 2017 was $518.

Transaction price allocated to remaining performance obligations - The Company’s remaining performance obligations as of March 31, 2018 primarily include uncompleted production of customized products for which control transfers to the customer over time, certain uncompleted product sales for orders received and future obligations under service plan arrangements recognized over time. The Company has elected to apply the practical expedient provided in ASC 606-10-50-14 and not disclose information about the amount of transaction price allocated to these remaining performance obligations as they all have original expected durations of one year or less.

The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers.

	March 31, 2018	December 31, 2017, as adjusted

Receivables, included in “Accounts receivable, less allowance for doubtful accounts”	$11,249	$9,052
Contract assets, included in other current assets	4,766	2,979
Contract liabilities, included in other current liabilities	515	—

Significant changes in contract assets and contract liabilities during the period are as follows:

	For the three months ended March 31, 2018
	Contract assets increase (decrease)	Contract liabilities (increase) decrease

Reclassification of beginning contract liabilities to revenue, as a result of performance obligations satisfied	$—	$298
Cash received in advance and not recognized as revenue	—	(312)
Reclassification of beginning contract assets to accounts receivable, as a result of right to consideration becoming unconditional	—	—
Contract assets recognized, net of reclassification to accounts receivable	1,787
Cumulative catch-up from a change in the timeframe for recognition of revenue arising from a contract liability	—	—
Increase as a result of cumulative catch-up adjustment arising from changes in the estimate of costs incurred relative to total amounts projected, excluding amounts transferred to receivables during the period.	—
Net Change	$1,787	$(14)

6.	Segment Reporting

The Company currently operates in two reportable segments: body-worn devices and hearing health direct-to-consumer. The nature of distribution and services has been deemed separately identifiable. Therefore, segment reporting has been applied.

Income (loss) from operations is total revenues less cost of sales and operating expenses. Identifiable assets by industry segment include assets directly identifiable with those operations. The accounting policies applied to determine segment information are the same as those described in the summary of significant accounting policies described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The Company evaluates the performance of each segment based on income and loss from continuing operations before income taxes. The following table summarizes data by industry segment:

At and for the Three Months Ended March 31, 2018	Body Worn Devices	Hearing Health Direct-to- Consumer	Total
Revenue, net	$23,572	$1,791	$25,363
Income (loss) from continuing operations	1,210	(453)	757
Identifiable assets (excluding goodwill)	42,121	6,640	48,761
Goodwill	9,551	1,257	10,808
Depreciation and amortization	604	50	654
Capital expenditures	475	10	485

At and for the Three Months Ended March 31, 2017 (as adjusted)	Body Worn Devices	Hearing Health Direct-to- Consumer	Total
Revenue, net	$19,799	$1,416	$21,215
Income (loss) from continuing operations	75	(453)	(378)
Identifiable assets (excluding goodwill)	30,416	4,036	34,452
Goodwill	9,551	1,004	10,555
Depreciation and amortization	495	67	562
Capital expenditures	213	60	273

7.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	March 31,	December 31,
	2018	2017
United States	$5,834	$5,407
Singapore	1,205	1,254
All other	508	514
Consolidated	$7,547	$7,175

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

The geographical distribution of net sales to geographical areas for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended
Net Sales to Geographical Areas	March 31, 2018	March 31, 2017 (as adjusted)

United States	$20,459	$16,650
Europe	2,278	2,478
Asia	2,468	1,910
All other	158	177
Consolidated	$25,363	$21,215

Geographic net sales are allocated based on the location of the customer.

For the three months ended March 31, 2018, one customer accounted for 54% of the Company’s consolidated net sales. For the three months ended March 31, 2017, one customer accounted for 45% of the Company’s consolidated net sales.

At March 31, 2018, two customers combined accounted for 39% of the Company’s consolidated accounts receivable. At December 31, 2017, two customers combined accounted for 33% of the Company’s consolidated accounts receivable.

At March 31, 2018, one customer combined accounted for 83% of the Company’s consolidated contract assets. At December 31, 2017, one customer combined accounted for 62% of the Company’s consolidated contract assets.

8.	Investment in Partnerships

Investment in partnerships consisted of the following:

	March 31,	December 31,
	2018	2017
Investment in Soundperience	$1,196	$842
Investment in Signison	482	498
Other	253	276
Total	$1,931	$1,616

As of March 31, 2018, the Company held a 49% ownership interest in Soundperience. In January 2018, the Company acquired an additional 33% stake in Soundperience. Soundperience is accounted for in the Company’s financial statements using the equity method as of January 31, 2018. Prior to this time period the investment was accounted for under the cost method.

The Company’s investment in Soundperience exceeded the underlying interest in net equity of the Company. As a result, the Company assigned the excess investment to related intangible assets, and includes the amortization of those intangibles within the equity in the income (losses) of Soundperience, which are included in other income (expenses) in the consolidated statements of operations. Soundperience’s income (loss) in earnings is immaterial for the periods presented. The Company is finalizing the impact of Soundperience and the investment in the second quarter of 2018.

The Company has a 50% stake in Signison as of March 31, 2018. Signison is accounted for in the Company’s financial statements using the equity method.

9. Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
March 31, 2018
Domestic	$7,660	$2,107	$1,360	$11,127
Foreign	2,143	601	991	3,735
Total	$9,803	$2,708	$2,351	$14,862

Decemr 31, 2017 (as adjusted)
Domestic	$6,924	$1,791	$1,366	$10,081
Foreign	2,258	514	855	3,627
Total	$9,182	$2,305	$2,221	$13,708

10.	Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	March 31,	December 31,
	2018	2017

Domestic asset-based revolving credit facility	$5,865	$4,000
Capital expenditure loan facility	—	—
Foreign overdraft and letter of credit facility	1,253	1,250
Domestic term loan	6,000	6,250
Unamortized finance costs	(107)	(139)
Total debt	13,011	11,361
Less: current maturities	(2,063)	(2,040)
Total long-term debt	$10,948	$9,321

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with CIBC Bank USA (formerly known as The PrivateBank and Trust Company). The credit facility, as amended through March 31, 2018, provides for:

▪	a $9,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve;

▪	a $2,500 capital expenditure loan facility under which the Company at its election, can draw up to $2,500 for qualifying capital expenditures over the period ending December 15, 2018, with monthly amortization commencing after such time; and

▪	a term loan in the original amount of $6,500.

The credit facility matures on December 15, 2022.

All of the borrowings under this agreement have been characterized as either a current or long-term liability on our balance sheet in accordance with the repayment terms described more fully below.

Weighted average interest on the revolving credit facility was 5.26% for the three months ended March 31, 2018 and 5.51% for the year ended December 31, 2017. The total availability on the revolving credit facility was approximately $3,135 and $5,000 at March 31, 2018 and December 31, 2017, respectively.

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

The Company was in compliance with the financial covenants under the facility as of March 31, 2018.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.26% and 3.87% for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. The total remaining availability on the international senior secured credit agreement was approximately $571 and $545 at March 31, 2018 and December 31, 2017, respectively.

11.	Income Taxes

Income tax expense for the three months ended March 31, 2018 was $187 compared to $64 for the same period in 2017. The expense for the three months ended March 31, 2018 and 2017, was due to both domestic and foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes, however, due to the new tax legislation, there are limitations on the use of certain of the carryforwards.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the three months ended March 31, 2018 and 2017.

	Three Months Ended
	March 31, 2018	March 31, 2017 (as adjusted)
United States	$840	$(229)
Singapore	248	(93)
Indonesia	21	16
United Kingdom	(236)	(125)
Germany	71	117
Income (loss) before income taxes	$944	$(314)

12.	Shareholders’ Equity and Stock-based Compensation

The Company has a 2006 Equity Incentive Plan and a 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan replaced the 2006 Equity Incentive Plan and new grants may not be made under the 2006 Plan.

Under the 2015 Equity Incentive Plan, the Company may grant stock options, stock awards, stock appreciation rights, restricted stock units (“RSUs”) and other equity-based awards. Under all awards, the terms are fixed on the grant date.

The Company granted 87 RSUs in the first quarter of 2018. The closing price of the Company’s common stock on the date of grant was $20.25. The RSUs vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant at which time the units are unrestricted and become common stock.

The Company also has granted stock options under the plans. Options granted under the plans generally vest over three years and have a maximum term of 10 years.

Stock award activity as of and during the three months ended March 31, 2018 was as follows:

	Outstanding Awards			Weighted-average	Aggregate
	Stock Options	RSUs	Total	Exercise Price (a)	Intrinsic Value

Outstanding at December 31, 2017	1,453	—	1,453	$5.95
Forfeited, cancelled or expired	(18)	—	(18)	7.93
Granted	—	87	87	—
Exercised	(45)	—	(45)	6.55

Outstanding at March 31, 2018	1,390	87	1,477	$5.62	$21,233

Exercisable at March 31, 2018	1,056	—	1,056	$5.57	$15,248

Available for future grant at December 31, 2017			251

Available for future grant at March 31, 2018			197

(a) The weighted average exercise price calculation does not include outstanding RSUs

The number of shares available for future grants at March 31, 2018 does not include a total of up to 886 shares subject to options outstanding under the 2006 plan as of March 31, 2018, which will become available for grant under the 2015 Equity Incentive Plan in the event of the expiration, cancellation or surrender of such options.

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

The Company currently estimates a zero percent forfeiture rate for options.

The risk-free rates for the expected terms of the stock options are based on the U.S. Treasury yield curve in effect at the time of grant.

The weighted average remaining contractual life of options outstanding and exercisable was 5.84 years and 4.62 years as of March 31, 2018.

The Company recorded $333 of non-cash stock compensation expense for the three months ended March 31, 2018. The Company recorded $218 of non-cash stock compensation expense for the three months ended March 31, 2017. As of March 31, 2018, there was $1,097 and $1,623 of total unrecognized stock compensation costs related to non-vested stock option and RSU awards, respectively, that are expected to be recognized over a weighted-average period of 1.93 and 2.77 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, through March 31, 2018, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were a total of 3 shares purchased under the plan for the three months ended March 31, 2018 and a total of 4 shares purchased for the three months ended March 31, 2017.

13.	Income (loss) Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended
	March 31, 2018	March 31, 2017 (as adjusted)
Numerator:
Income (loss) from continuing operations before income taxes and discontinued operations	$757	$(378)
Loss on sale of discontinued operations	—	(164)
Loss from discontinued operations, net of income taxes	—	(113)

Net income (loss)	757	(655)

Less: loss allocated to non-controlling interest	(12)	(385)

Net income (loss) attributable to shareholders	$769	$(270)

Denominator:
Basic – weighted shares outstanding	6,929	6,826
Weighted shares assumed upon exercise of stock options	914	—
Diluted – weighted shares outstanding	7,843	6,826

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.11	$0.00
Discontinued operations	—	$(0.04)
Net income (loss) per share:	$0.11	$(0.04)

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.10	$0.00
Discontinued operations	—	$(0.04)
Net income (loss) per share:	$0.10	$(0.04)

The dilutive impact summarized above relates to the periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option securities granted. Earnings per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share. When dilutive, stock options and unvested restricted stock units are included as equivalents using the treasury stock method when computing the diluted earnings per share. Individual components of basic and diluted income (loss) per share may not sum to the total income (loss) per share due to rounding.

Excluded from the computation of diluted earnings per share for the three months ended March 31, 2017 were outstanding in the money options to purchase approximately 294 common shares because the effect would have been anti-dilutive due to the Company’s net loss in the period.

14.	Legal Proceedings

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

The Company’s former French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding, including liabilities under guarantees aggregating approximately $480.

The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect our consolidated financial position, liquidity or results of operations.

15.	Related-Party Transactions

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors.   For the three months ended March 31, 2018, the Company paid that firm approximately $103 for legal services and costs.  For the three months ended March 31, 2017, the Company paid that firm approximately $72 for legal services and costs.  The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities and Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

16.	Revenue by Market

In the following table, revenue is disaggregated by market and timing of revenue recognition. The table also includes a reconciliation of the disaggregated revenue with the reportable segments. See Note 7, Geographic Information for revenue disaggregated by geographical market.

Timing of revenue recognition for the three months ended March 31, 2018:
	Products and services transferred at point in time	Products and services transferred over time	Total
Body Worn Devices Segment:
Medical	$—	$15,933	$15,933
Hearing Health	5,810	—	5,810
Professional Audio Communications	1,829	—	1,829
Hearing Health DTC Segment:
Hearing Health DTC	1,791	—	1,791
Total Revenue	$9,430	$15,933	$25,363

Timing of revenue recognition for the three months ended March 31, 2017 (as adjusted):
	Products and services transferred at point in time	Products and services transferred over time	Total
Body Worn Devices Segment:
Medical	$—	$12,180	$12,180
Hearing Health	6,237	—	6,237
Professional Audio Communications	1,382	—	1,382
Hearing Health DTC Segment:			—
Hearing Health DTC	1,416	—	1,416
Total Revenue	$9,035	$12,180	$21,215

17.	Subsequent Events

None noted

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

In January 2018, the Company closed on the additional 33% stake in Soundperience, bringing its total ownership to 49% and its total investment to 1,500 Euros consisting of an equity investment and license agreement. Soundperience has designed self-fitting hearing aid technology. The Company does not anticipate the Soundperience business will have a notable financial impact on operating results, but rather will provide the Company with exclusive access in the United States to critical software technology. Soundperience’s self-fitting hearing aid technology is being used in the German market today, most notably through Signison, the Company’s joint venture with the majority owner of Soundperience. Soundperience is accounted for in the Company’s financial statements using the equity method in 2018, however it was accounted for using the cost method in 2017.

The Company’s significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09 “Topic 606. Revenue from Contracts with Customers” (Topic 606). Topic 606 supersedes the revenue recognition requirements previously set forth in the Accounting Standards Codification (ASC) Topic 605 “Revenue Recognition,” and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 with a date of initial application of January 1, 2018. The Company applied Topic 606 retrospectively using the practical expedient in ASC 606-10-65-1(f)(3). The Company notes that all previously reported historical amounts are adjusted for the impact of ASC 606

Information contained in this section of this Quarterly Report on Form 10-Q and expressed in U.S. dollars is presented in thousands (000s), except for per share data and as otherwise noted.

Market Overview

IntriCon serves the body-worn device market by designing, developing, engineering, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for the emerging value-based hearing healthcare market (which includes the hearing health direct to consumer market), the hearing health market, the medical bio-telemetry market and the professional audio communication market. Revenue from these markets is reported on the respective medical and hearing health lines in the discussion of our results of operations in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 “Revenue by Market” to the Company’s consolidated condensed financial statements included herein.

Hearing Healthcare Market

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

Today in the US market, the legacy channel pushes all hearing impaired through the same inefficient, costly channel. However, a very large portion of the hearing-impaired market – mostly notably those with mild to moderate losses – could be properly served with the proper combination of high quality, outcome-based devices, advanced fitting software and consumer services/care best practices – all at much lower cost. We believe fundamental change is needed and are excited about the opportunity that we created through thoughtful hard work and planning: a chance to deliver superior outcomes-based affordable hearing healthcare, by combining state-of-the-art devices and software technology, along with best practices customer service and at a much lower cost directly to consumers across the country, many of whom have not been able to afford care previously.

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

Furthermore, there have been significant public policy developments during 2017. On August 18, 2017, President Donald Trump signed into law H.R. 2430, the U.S. Food and Drug Administration (FDA) Reauthorization Act, which includes the Over-the-Counter (“OTC”) Hearing Aid Act of 2017. The legislation is designed to enable adults with mild- to moderate-hearing loss to access OTC hearing aids without being seen by a hearing care professional. The OTC Hearing Aid Act requires the FDA to create and regulate a category of OTC hearing aids to ensure they meet the same high standards for safety, consumer labeling, and manufacturing protection that all other medical devices must meet. Additionally, the OTC Hearing Aid Act mandates that the FDA establish an OTC hearing aid category for adults with “perceived” mild- to moderate-hearing loss within three years of passage of the legislation. The FDA also must finalize a rule within 180 days after the close of the comment period, detailing what level of safety, labeling and consumer protections will be included. We believe this legislation has the potential to remove the significant barriers existing today that prevent innovative hearing health solutions. We believe that this legislation will invigorate competition, spur innovation and facilitate the development of an ecosystem of hearing health care that provides affordable and accessible solutions to millions of unserved or underserved Americans. Today, IntriCon serves both the value-based hearing healthcare channel and the Legacy OEM channel.

Value-Based Hearing Healthcare

The Company believes the value-based hearing healthcare (VBHH) market offers significant growth opportunities. We have focused our efforts to serve both the value-based Direct-to-End-Consumer (DTEC) and value-based Indirect-to-End-Consumer (ITEC) channels. Over the past decade we have invested in the manufacturing footprint, product technology and fitting software to provide individuals access to affordable, quality outcomes-based hearing healthcare.

Our DTEC represents a channel that sells products and services directly to the end consumer, which today consists of our HHE business. In December of 2017, we purchased the remaining 80% of HHE, a direct-to-consumer mail order hearing aid provider. Over the last decade, we have invested in the technology and low-cost manufacturing to design and build superior devices and fitting solutions, to address what we estimate to be a $2+ billion annual value-based hearing healthcare market. With this acquisition, we believe we now have the channel infrastructure to directly reach consumers and—importantly for millions—the ability to offer high-quality hearing healthcare at a fraction of the cost. Through our other VBHH initiatives and tests, we have formed alliances with other key partners, which have given us experience and vital insight as we move aggressively into a more consumer-facing role. HHE provides an efficient, traditional direct-to-consumer channel to reach consumers who likely do not have insurance that will cover hearing devices. This is a channel that we can build on and expand via technology—and one that is complementary with many of our existing relationships.

The Company is also focused on serving its value-based IDEC customers, those companies selling products and services directly to the end consumer. We have established ourselves as a leader in supplying this portion of the market with advanced, outcome-based products and accessories. The Company has formed strong relationships with various customers in the channel, including insurance providers, and geriatric product retailers and other DTC hearing aid providers.

In January 2018, we acquired an additional 33% stake in Soundperience for 1,100 Euros, bringing out total ownership to 49% and our total investment to 1,500 Euros. Soundperience has designed self-fitting hearing aid technology. Soundperience’s self-fitting hearing aid technology is being used in the German market today, most notably through our Signison joint venture with the majority owner of Soundperience.

We believe strongly that incorporating self-fitting technology is a critical step in creating our high-quality, low-cost hearing healthcare ecosystem. Soundperience’s technology has the potential to drastically reduce the price of hearing aids, drive greater access and increase customer satisfaction.

Legacy OEM Hearing Health

We also believe there are niches in the legacy hearing health channel that will embrace our outcomes-based products and technologies in the United States and Europe. High costs of legacy devices and retail consolidation have constrained the growth potential of the independent audiologist and dispenser. We believe our software and product offering can provide independent audiologists and dispensers the ability to compete with larger retailers, such as Costco, and manufacturer owned retail distributors.

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

IntriCon currently has a presence in the diabetes, cardiac, catheter positioning markets. For diabetes, IntriCon works with Medtronic to manufacture their wireless continuous glucose monitors (CGM), sensors assemblies, and accessories associated with Medtronic’s insulin pump and CGM system. In August 2016, the FDA approved the MiniMed 630G system which was intended to replace Medtronic’s MiniMed 530G system. In September 2017, the FDA approved the next generation MiniMed 670G insulin pump system, which IntriCon is also designed into.. The MiniMed 670G is the world’s first hybrid closed loop insulin delivery system and we are excited to be designed into and supporting such a revolutionary diabetes management system. In June 2017, the 670G was launched in the U.S. Medtronic began fulfilling orders from patients enrolled in their Priority Access Program. In parallel, Medtronic began taking new orders from interested customers who want to be next in line to receive the system after the Priority Access orders are filled. In March 2018, the FDA approved the Guardian Connect, its standalone CGM system that allows patients to stay ahead of high and low glucose events. Looking ahead, we believe there are opportunities to expand our diabetes product offering with Medtronic, as well as move into new markets outside of the diabetes market.

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

Over the last few quarters, key medical customers have invested in, or made commitments to invest in, $4.5 million in capital equipment. In response to these commitments and our rapid medical growth, we are expanding our manufacturing footprint. We have leased an additional 37,000 square feet of manufacturing floor space near our existing locations in Minnesota, to accommodate robotic assembly of medical components and systems. In conjunction with the added space, we are also increasing our molding capacity. During the last two quarters, the company added six presses and has another twelve presses on order for delivery throughout 2018. The expansion of our robotic and molding capacity not only positions us to meet current demand but enables us to pursue new medical opportunities that would benefit from our core competencies. We expect to be fully operational in the additional space by mid-2018.

Lastly, in 2018 IntriCon has committed to invest in the resources required to expand its medical business. IntriCon intends to target new customers that serve the emerging biotelemetry and home care markets which could benefit from IntriCon’s capabilities to develop devices that are more technologically advanced, smaller and lightweight. To do so, IntriCon is leveraging its resources in sales and marketing and research and development to expand its reach to other large medical device and health care companies.

To provide greater financial and operational focus, IntriCon made the strategic decision to divest its non-core cardiac diagnostic monitoring business in 2016. The Company sold this business on February 17, 2017 to Datrix, LLC.

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

In January 2018, we acquired an additional 33% stake in Soundperience bringing out total ownership to 49%. Soundperience has developed the Sentibo Smart Brain System, the first psycho-acoustic way of analyzing peripheral hearing and central hearing processing. It was developed by an international research team based on the latest scientific findings from the fields of audiology and brain research. The software is a sophisticated self-fitting hearing aid and brain training software technology that is being used in the German market today, most notably through our Signison joint venture. We view this software technology as a critical component to our domestic value-based hearing healthcare model. Sentibo, as well as our other proprietary fitting systems, are designed to improve both channel productivity and the quality of first-time fittings, resulting in lower prices, greater access and increased customer satisfaction. IntriCon expects to introduce our advanced fitting solutions through our various VBHH channels later in 2018.

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

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

▪	our ability to successfully implement our business and growth strategy;

▪	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection with the insolvency;

▪	the volume and timing of orders received by the Company, particularly from Medtronic and hi Health;

▪	changes in estimated future cash flows;

▪	our ability to collect our accounts receivable;

▪	foreign currency movements in markets that we serve;

▪	changes in the global economy and financial markets;

▪	weakening demand for our products due to general economic conditions;

▪	changes in the mix of products sold;

▪	our ability to meet demand;

▪	changes in customer requirements;

▪	timing and extent of research and development expenses;

▪	FDA approval, timely release and acceptance of our products and the products of our customers;

▪	competitive pricing pressures;

▪	pending and potential future litigation;

▪	cost and availability of electronic components and commodities for our products;

▪	our ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;

▪	our ability to comply with covenants in our debt agreements or to obtain waivers if we do not comply;

▪	our ability to repay debt when it comes due;

▪	our ability to obtain extensions of our current credit facility or a new credit facility;

▪	the loss of one or more of our major customers;

▪	our ability to identify, complete and integrate acquisitions;

▪	effects of legislation;

▪	effects of foreign operations;

▪	our ability to develop new products;

▪	our ability to recruit and retain engineering and technical personnel;

▪	the costs and risks associated with research and development investments;

▪	the recent recessions in Europe and the debt crisis in certain countries in the European Union;

▪	our ability and the ability of our customers to protect intellectual property;

▪	cybersecurity threats;

▪	loss of members of our senior management team; and

▪	other risk factors set forth in our most recent Annual Report on Form 10-K or any prior Quarterly Report on Form 10-Q, which are incorporated by reference into this Report.

For a description of these and other risks, see Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and other risks described elsewhere in this Quarterly Report on Form 10-Q, or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company’s consolidated and variable interest entities, revenue recognition, accounts receivable reserves, inventory valuation, goodwill, long-lived assets, deferred taxes policies and employee benefit obligations. These and other significant accounting policies are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Please refer to Note 4 for an update to our accounting polices due to Topic 606.

Results of Operations

Sales, net

Our net sales are comprised of two segments: our body-worn device segment (consisting of three main markets: medical, hearing health, and professional audio) and our hearing health direct-to-consumer segment. Below is a summary of our sales by main markets for the three months ended March 31, 2018 and 2017:

			Change
Three Months Ended March 31	2018	2017	Dollars	Percent
Medical	$15,933	$12,180	$3,753	30.8%
Hearing Health	5,810	6,237	(427)	-6.8%
Hearing Health Direct-to-Consumer	1,791	1,416	375	26.5%
Professional Audio Communications	1,829	1,382	447	32.3%
Consolidated Net Sales	$25,363	$21,215	$4,148	19.6%

For the three months ended March 31, 2018, we experienced an increase of 30.8% in net sales in the medical market compared to the same period in 2017. Medtronic revenues were up year-over-year and we continue to anticipate Medtronic revenue growth throughout 2018 driven by market share growth for legacy products and the introduction of new products. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in the diabetes market with its Medtronic partnership. The Company believes there are growth opportunities in this market as well other emerging biotelemetry and home care markets that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the three months ended March 31, 2018 decreased 6.8% compared to the same period in 2017. The decrease was primarily due to the conventional hearing health channel partially offset by gains in our value based hearing healthcare markets and hi Health. The Company is optimistic about the progress that has been made and the long-term prospects of the value based hearing healthcare market. Market dynamics, such as low penetration rates, an aging population, regulatory scrutiny, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such the insurance channel and PSAP channel. IntriCon believes it is very well positioned to serve these value based hearing healthcare market channels. The Company is aggressively pursuing larger customers who can benefit from our value proposition. Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices.

Net sales in our hearing health direct-to-consumer business for the three months ended March 31, 2018 increased 26.5% compared to the same period in 2017. The increase was primarily due to an increase in advertising which drove a larger customer base.

Net sales to the professional audio device sector increased 32.3% for the three months ended March 31, 2018 compared to the same period in 2017. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three months ended March 31, 2018 and 2017, was as follows:

	2018		2017		Change
		Percent		Percent
Three Months Ended March 31	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Gross Profit	$8,412	33.2%	$5,834	27.5%	$2,578	44.2%

The 2018 gross profit increase over the comparable prior year period was primarily due to higher overall sales volumes and a favorable sales mix.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three months ended March 31, 2018 and 2017 were as follows:

	2018		2017		Change
		Percent		Percent
Three Months Ended March 31	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Sales and Marketing	$2,840	11.2%	$2,311	10.9%	$529	22.9%
General and Administrative	3,061	12.1%	2,558	12.1%	503	19.7%
Research and Development	1,159	4.6%	1,153	5.4%	6	0.5%

Sales and marketing expenses increased over the prior year due to increased HHE marketing and bad debt expense, other outsider services and support costs. General and administrative expenses were greater than the prior year period primarily due to increased other outsider services and support costs. Research and development remained steady with the prior year three month period.

Interest expense

Net interest expense for the three months ended March 31, 2018 was $188 compared to $182 for the comparable three-month period in 2017. Interest expense remained relatively flat with the prior year period.

Other income (expense)

Other income (expense) for the three months ended March 31, 2018 was ($220) compared to other income of $56 for the same period in 2017. The change in other income (expense) primarily related to losses incurred in our joint ventures accounted for under the equity method during the current quarter.

Income tax expense

Income tax expense for the three months ended March 31, 2018 was $187 compared to $64 for the same period in 2017. The expense increase for the three months ended March 31, 2018 was primarily due to taxable income generated by both domestic and foreign operations and a minimum domestic state tax payment made in the current year.

Liquidity and Capital Resources

As of March 31, 2018, we had $381 of cash on hand. Sources of our cash for the three months ended March 31, 2018 have been from our financing activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Three Months Ended
	March 31, 2018	March 31, 2017
Cash provided by (used in):
Operating activities	$(950)	$(584)
Investing activities	(954)	(367)
Financing activities	1,768	639
Effect of exchange rate changes on cash	144	25
Increase (decrease) in cash	$8	$(287)

The most significant items that contributed to the $(950) of cash used in operating activities were increases in accounts receivable, inventory and other assets partially offset by net income, an increase in accounts payable and add backs for non-cash depreciation and amortization and stock based compensation expense.

Net cash used in investing activities of $(954) consisted of purchases of property, plant and equipment along with investments in partnerships.

Net cash provided by financing activities of $1,768 was comprised primarily of proceeds from long-term borrowings partially offset by repayments of borrowings under our credit facilities.

The Company had the following bank arrangements:

	March 31, 2018	December 31, 2017

Total borrowing capacity under existing facilities	$19,324	$19,545

Facility Borrowings:
Domestic revolving credit facility	5,865	4,000
Domestic term loan	6,000	6,250
Foreign overdraft and letter of credit facility	1,253	1,250
Total borrowings and commitments	13,118	11,500

Remaining availability under existing facilities	$6,206	$8,045

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with CIBC Bank USA (formerly known as The PrivateBank and Trust Company). The credit facility, as amended through March 31, 2018, provides for:

▪	a $9,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve;

▪	a $2,500 capital expenditure loan facility under which the Company at its election, can draw up to $2,500 for qualifying capital expenditures over the period ending December 15, 2018, with monthly amortization commencing after such time; and

▪	a term loan in the original amount of $6,500.

The credit facility matures on December 15, 2022.

All of the borrowings under this agreement have been characterized as either a current or long-term liability on our balance sheet in accordance with the repayment terms described more fully below.

Weighted average interest on the revolving credit facility was 5.26% for the three months ended March 31, 2018 and 5.51% for the year ended December 31, 2017. The total availability on the revolving credit facility was approximately $3,135 and $5,000 at March 31, 2018 and December 31, 2017, respectively.

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

The Company was in compliance with the financial covenants under the facility as of March 31, 2018.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.26% and 3.87% for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. The total remaining availability on the international senior secured credit agreement was approximately $571 and $545 at March 31, 2018 and December 31, 2017, respectively.

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

Revenue Recognition

 For its body-worn device segment, the Company recognizes revenue when the customer takes ownership, primarily upon product shipment, and assumes risk of loss, collection of the relevant receivable is probable, persuasive evidence of an arrangement exists and the sales price is fixed or determinable. For its direct to consumer segment, the Company recognizes revenue after the customer trial period has ended (generally 60 days from shipment). For changes to the Company’s revenue recognition policies required by ASC 606, see Note 4 to the consolidated financial statements.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2018 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

Except for the implementation of certain internal controls related to the adoption of the new revenue recognition standard (Topic 606), there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. The Company implemented new controls as part of its effort to adopt Topic 606. The adoption of Topic 606 required the implementation of new accounting processes which changed the Company’s internal controls over revenue recognition and financial reporting. We implemented these internal controls to ensure we adequately evaluated our contracts and properly assessed the impact of the new revenue recognition standard on our financial statements to facilitate its adoption.

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

ITEM 1A. Risk Factors

In addition to the foregoing and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017, which could materially affect the Company’s business, financial condition or future results. The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits

+10.1	Form of Performance Stock Option Agreement issued to employees pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

+10.2	Form of Restricted Stock Unit Agreement issued to employees pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

+10.3	Form of Restricted Stock Unit Agreement issued to directors pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 31, 2018, (Unaudited) and December 31, 2017; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three Months Ended March 31, 2018 and 2017; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2018 and 2017; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2018 and 2017; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.

+	Denotes management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION (Registrant)

Date: May 15, 2018	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: May 15, 2018
	By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer and Treasurer
(principal financial officer)

EXHIBIT INDEX

+10.1	Form of Performance Stock Option Agreement issued to employees pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

+10.2	Form of Restricted Stock Unit Agreement issued to employees pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

+10.3	Form of Restricted Stock Unit Agreement issued to directors pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 31, 2018, (Unaudited) and December 31, 2017; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three Months Ended March 31, 2018 and 2017; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three Months Ended March 31, 2018 and 2017; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2018 and 2017; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.

+	Denotes management contract, compensatory plan or arrangement.