Form 10-Q
period 2018-06-30
INTRICON CORP
filed 2018-08-09
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

or

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

☐ Yes ☒  No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on July 31, 2018 was 7,189,580.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION

Consolidated Condensed Balance Sheets

(In Thousands, Except Per Share Amounts)

	June 30, 2018	December 31, 2017
	(Unaudited)	(as adjusted)
Current assets:
Cash	$539	$373
Restricted cash	646	644
Accounts receivable, less allowance for doubtful accounts of $577 at June 30, 2018 and $332 at December 31, 2017	10,067	9,052
Inventories	15,644	13,708
Contract assets	6,032	2,979
Other current assets	1,760	1,544
Total current assets	34,688	28,300

Machinery and equipment	36,684	40,124
Less: Accumulated depreciation	27,531	32,949
Net machinery and equipment	9,153	7,175

Goodwill	10,808	10,808
Intangible assets, net	2,662	2,740
Investment in partnerships	1,865	1,616
Other assets, net	3,799	3,835
Total assets	$62,975	$54,474

Current liabilities:
Current maturities of long-term debt	$2,072	$2,040
Accounts payable	13,173	10,423
Accrued salaries, wages and commissions	3,497	3,113
Other accrued liabilities	3,552	3,739
Total current liabilities	22,294	19,315

Long-term debt, less current maturities	11,205	9,321
Other postretirement benefit obligations	433	455
Accrued pension liabilities	776	772
Other long-term liabilities	3,200	3,172
Total liabilities	37,908	33,035
Commitments and contingencies (note 14)
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 7,037 and 6,900 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	7,037	6,900
Additional paid-in capital	22,489	21,581
Accumulated deficit	(3,281)	(6,056)
Accumulated other comprehensive loss	(899)	(733)
Total shareholders’ equity	25,346	21,692
Non-controlling interest	(279)	(253)
Total equity	25,067	21,439
Total liabilities and equity	$62,975	$54,474

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30, 2018 (Unaudited)	June 30, 2017 (Unaudited and as adjusted)	June 30, 2018 (Unaudited)	June 30, 2017 (Unaudited and as adjusted)

Sales, net	$30,160	$22,524	$55,523	$43,739
Cost of sales	20,171	15,885	37,122	31,266
Gross profit	9,989	6,639	18,401	12,473

Operating expenses:

Sales and marketing	2,881	2,204	5,721	4,515
General and administrative	3,108	2,705	6,169	5,263
Research and development	1,316	1,112	2,475	2,265
Total operating expenses	7,305	6,021	14,365	12,043
Operating income	2,684	618	4,036	430

Interest expense	(211)	(189)	(405)	(371)
Other income (expense)	(196)	(47)	(401)	9
Income from continuing operations before income taxes and discontinued operations	2,277	382	3,230	68
Income tax expense	269	54	455	118
Income (loss) from continuing operations before discontinued operations	2,008	328	2,775	(50)
Loss on sale of discontinued operations (Note 3)	—	—	—	(164)
Loss from discontinued operations (Note 3)	—	(15)	—	(128)
Net income (loss)	2,008	313	2,775	(342)
Less: Loss allocated to non-controlling interest	—	(355)	—	(740)
Net income attributable to IntriCon shareholders	$2,008	$668	$2,775	$398

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.29	$0.10	$0.40	$0.10
Discontinued operations	—	—	—	(0.04)
Net income (loss) per share:	$0.29	$0.10	$0.40	$0.06

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.25	$0.10	$0.35	$0.10
Discontinued operations	—	—	—	(0.04)
Net income (loss) per share:	$0.25	$0.09	$0.35	$0.06

Average shares outstanding:
Basic	6,991	6,845	6,930	6,828
Diluted	8,118	7,187	8,021	6,828

(See accompanying notes to the consolidated condensed financial statements)

 INTRICON CORPORATION

 Consolidated Condensed Statements of Comprehensive Income

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30, 2018 (Unaudited)	June 30, 2017 (Unaudited and as adjusted)	June 30, 2018 (Unaudited)	June 30, 2017 (Unaudited and as adjusted)
Net income (loss)	$2,008	$313	$2,775	$(342)
Interest rate swap, net of taxes of $0	(1)	3	3	15
Pension and postretirement obligations, net of taxes of $0	5	5	10	10
Foreign currency translation adjustment, net of taxes of $0	(257)	80	(179)	125
Comprehensive income (loss)	$1,755	$401	$2,609	$(192)

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Cash Flows

(In Thousands)

	Six Months Ended
	June 30, 2018 (Unaudited)	June 30, 2017 (Unaudited and as adjusted)
Cash flows from operating activities:
Net income (loss)	$2,775	$(342)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	1,432	1,105
Stock-based compensation	667	425
Loss on sale of discontined operations	—	164
Change in allowance for doubtful accounts	245	20
Equity in loss of partnerships	222	24
Changes in operating assets and liabilities:
Accounts receivable	(1,255)	(1,043)
Inventories	(1,918)	(1,196)
Contract assets	(3,053)	(682)
Other assets	(377)	(458)
Accounts payable	1,480	2,113
Accrued expenses	(389)	432
Other liabilities	428	(37)
Net cash provided by operating activities	257	525

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,608)	(618)
Investment in partnerships	(539)	(100)
Net cash used in investing activities	(2,147)	(718)

Cash flows from financing activities:
Proceeds from long-term debt	10,833	7,481
Repayments of long-term debt	(9,055)	(7,843)
Proceeds from employee stock purchases and exercise of stock options	378	129
Change in restricted cash	(11)	(56)
Net cash provided by (used in) financing activities	2,145	(289)

Effect of exchange rate changes on cash	(89)	178

Net increase (decrease) in cash	166	(304)
Cash, beginning of period	373	667

Cash, end of period	$539	$363

Noncash investing and financing:
Investment in partnerships through liability incurred	$187	$—
Acquisition of property, plant and equipment in accounts payable	1,265	—

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of June 30, 2018 and December 31, 2017, the consolidated results of its operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period.

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

In December 2017, the Company acquired the remaining 80-percent stake in Hearing Help Express, Inc. (referred to as “Hearing Help Express” or “HHE”), a direct-to-consumer mail order hearing aid provider, for $650 in cash, repayment of $1,833 in debt to HHE’s 80% holder and an earn-out. The results of HHE have been consolidated into the Company’s financial statements since October 31, 2016. Prior to the acquisition of 100% ownership in December 2017, the Company allocated income and losses to the noncontrolling interest based on ownership percentage.

In February 2018, the Company closed on an additional 33% ownership interest in Soundperience, bringing its total ownership to 49% and its total investment to 1,500 Euros consisting of an equity investment and license agreement. Soundperience has designed self-fitting hearing aid technology. The Company does not anticipate the Soundperience business will have a notable financial impact on operating results, but rather will provide the Company with exclusive access in the United States to critical software technology. Soundperience’s self-fitting hearing aid technology is being used in the German market today, most notably through Signison, the Company’s joint venture with the majority owner of Soundperience. Soundperience and Signison are accounted for in the Company’s financial statements using the equity method.

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

In February 2016, the FASB issued its final standard on accounting for leases. This standard, issued as ASU 2016-02, requires that an entity that is a lessee to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. This update is effective for financial statement periods beginning after December 15, 2018, with earlier application permitted. The Company has not yet determined the impact of this pronouncement on its consolidated financial statements and related disclosures, but anticipates it will be required to record additional lease liabilities and corresponding rights to use assets.

3.	Discontinued Operations

The following table shows the results of the cardiac diagnostic monitoring discontinued operations:

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Sales, net	$—	$—	$—	$140
Operating costs and expenses	—	(15)	—	(268)
Net loss from discontinued operations	—	(15)	—	(128)

The Company sold the cardiac diagnostic monitoring business on February 17, 2017 to Datrix, LLC for a future revenue earn-out that was valued by the Company at $0. The Company has not earned any earn-out revenue through June 30, 2018. The Company recorded a loss on the sale of $164. The net loss was computed as follows:

Accounts receivable, net	$179
Accrued liabilities	(15)
Net assets sold	$164
Fair value of consideration received	—
Loss on sale of discontinued operations, net of income taxes	$164

4.	Changes in Accounting Policies

The Company’s significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In May 2014, the FASB issued ASU 2014-09 “Topic 606. Revenue from Contracts with Customers” (Topic 606). Topic 606 supersedes the revenue recognition requirements previously set forth in the Accounting Standards Codification (ASC) Topic 605 “Revenue Recognition,” and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 with a date of initial application of January 1, 2018.

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

Impacts on financial statements

Previously reported amounts for sales, cost of sales, contract assets and contract liabilities have been retrospectively adjusted to provide amounts comparable to the reporting under Topic 606. The following tables summarize the effects of adopting this accounting standard on the Company’s unaudited Consolidated Financial Statements.

Consolidated Statement of Operations:

	Three Months Ended June 30, 2017, as reported	Effect of Adoption of ASC 606	Three Months Ended June 30, 2017, as adjusted	Six Months Ended June 30, 2017, as reported	Effect of Adoption of ASC 606	Six Months Ended June 30, 2017, as adjusted

Sales, net	$21,961	$563	$22,524	$42,049	$1,690	$43,739
Cost of sales	15,380	505	15,885	29,792	1,474	31,266
Gross profit	6,581	58	6,639	12,257	216	12,473

Operating expenses:
Sales and marketing	2,204	—	2,204	4,515	—	4,515
General and administrative	2,705	—	2,705	5,263	—	5,263
Research and development	1,112	—	1,112	2,265	—	2,265
Total operating expenses	6,021	—	6,021	12,043	—	12,043
Operating income (loss)	560	58	618	214	216	430

Interest expense	(189)	—	(189)	(371)	—	(371)
Other income	(47)	—	(47)	9	—	9
Income (loss) from continuing operations before income taxes and discontinued operations	324	58	382	(148)	216	68
Income tax expense	54	—	54	118	—	118
Income (loss) from continuing operations before discontinued operations	270	58	328	(266)	216	(50)
Loss on sale of discontinued operations (Note 3)	—	—	—	(164)	—	(164)
Loss from discontinued operations (Note 3)	(15)	—	(15)	(128)	—	(128)
Net income (loss)	255	58	313	(558)	216	(342)
Less: Loss allocated to non-controlling interest	(355)	—	(355)	(740)	—	(740)
Net income (loss) attributable to IntriCon shareholders	$610	$58	$668	$182	$216	$398

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.09	$0.01	$0.10	$0.07	$0.03	$0.10
Discontinued operations	—	—	$—	(0.04)	—	(0.04)
Net income (loss) per share:	$0.09	$0.01	$0.10	$0.03	$0.03	$0.06

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.09	$0.01	$0.10	$0.07	$0.03	$0.10
Discontinued operations	—	—	—	(0.04)	—	(0.04)
Net income (loss) per share:	$0.08	$0.01	$0.09	$0.03	$0.03	$0.06

Average shares outstanding:
Basic	6,845	6,845	6,845	6,828	6,828	6,828
Diluted	7,187	7,187	7,187	6,828	6,828	6,828

Consolidated Statement of Comprehensive Income (Loss):

	Three Months Ended June 30, 2017, as reported	Effect of Adoption of ASC 606	Three Months Ended June 30, 2017, as adjusted

Net income	$255	$58	$313

	Six Months Ended June 30, 2017, as reported	Effect of Adoption of ASC 606	Six Months Ended June 30, 2017, as adjusted

Net income (loss)	$(558)	$216	$(342)

Consolidated Statement of Cash Flows:

	Six Months Ended June 30, 2017, as reported	Effect of Adoption of ASC 606	Six Months Ended June 30, 2017, as adjusted

Net income (loss)	$(558)	$216	$(342)
Inventories	(1,662)	466	(1,196)
Contract assets	—	(682)	(682)

Prior Year Consolidated Balance Sheet:

	December 31, 2017, as reported	Effect of Adoption of ASC 606	December 31, 2017, as adjusted

Inventories	$15,397	$(1,689)	$13,708
Contract assets	—	2,979	2,979
Other accrued liabilities	3,224	515	3,739
Accumulated deficit	(6,831)	775	(6,056)

In addition, the cumulative impact to the Company’s retained earnings at January 1, 2017 was a decrease to the accumulated deficit of $518.

Transaction price allocated to remaining performance obligations - The Company’s remaining performance obligations as of June 30, 2018 primarily include uncompleted production of customized products for which control transfers to the customer over time, certain uncompleted product sales for orders received and future obligations under service plan arrangements recognized over time. The Company has elected to apply the practical expedient provided in ASC 606-10-50-14 and not disclose information about the amount of transaction price allocated to these remaining performance obligations as they all have original expected durations of one year or less.

The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers.

	June 30, 2018	December 31, 2017, as adjusted

Receivables, included in accounts receivable, less allowance for doubtful account	$10,067	$9,052
Contract assets	6,032	2,979
Contract liabilities, included in other current liabilities	402	312

Significant changes in contract assets and contract liabilities during the period are as follows:

	For the six months ended June 30, 2018
	Contract assets increase (decrease)	Contract liabilities (increase) decrease

Reclassification of beginning contract liabilities to revenue, as a result of performance obligations satisfied	$—	$312
Cash received in advance and not recognized as revenue	—	(402)
Reclassification of beginning contract assets to accounts receivable, as a result of right to consideration becoming unconditional	—	—
Contract assets recognized, net of reclassification to accounts receivable	3,053
Cumulative catch-up from a change in the timeframe for recognition of revenue arising from a contract liability	—	—
Increase as a result of cumulative catch-up adjustment arising from changes in the estimate of costs incurred relative to total amounts projected, excluding amounts transferred to receivables during the period.	—
Net Change	$3,053	$(90)

6.	Segment Reporting

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

At and for the Three Months Ended June 30, 2018	Body Worn Devices	Hearing Health Direct-to-End-Consumer	Total
Revenue, net	$28,108	$2,052	$30,160
Income (loss) from continuing operations	2,509	(501)	2,008
Identifiable assets (excluding goodwill)	46,173	5,994	52,167
Goodwill	9,551	1,257	10,808
Depreciation and amortization	727	51	778
Capital expenditures	1,067	56	1,123

At and for the Six Months Ended June 30, 2018	Body Worn Devices	Hearing Health Direct-to-End-Consumer	Total
Revenue, net	$51,680	$3,843	$55,523
Income (loss) from continuing operations	3,729	(954)	2,775
Identifiable assets (excluding goodwill)	46,173	5,994	52,167
Goodwill	9,551	1,257	10,808
Depreciation and amortization	1,332	100	1,432
Capital expenditures	1,542	66	1,608

At and for the Three Months Ended June 30, 2017 (as adjusted)	Body Worn Devices	Hearing Health Direct-to-End-Consumer	Total
Revenue, net	$21,115	$1,409	$22,524
Income (loss) from continuing operations	753	(425)	328
Identifiable assets (excluding goodwill)	31,613	4,467	36,080
Goodwill	9,551	1,004	10,555
Depreciation and amortization	499	44	543
Capital expenditures	273	72	345

At and for the Six Months Ended June 30, 2017 (as adjusted)	Body Worn Devices	Hearing Health Direct-to-End-Consumer	Total
Revenue, net	$40,914	$2,825	$43,739
Income (loss) from continuing operations	828	(878)	(50)
Identifiable assets (excluding goodwill)	31,613	4,467	36,080
Goodwill	9,551	1,004	10,555
Depreciation and amortization	994	111	1,105
Capital expenditures	486	132	618

7.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	June 30, 2018	December 31, 2017
United States	$7,513	$5,407
Singapore	1,143	1,254
Other – primarily United Kingdom and Indonesia	497	514
Consolidated	$9,153	$7,175

Long-lived assets consist of property and equipment. Excluded from long-lived assets are investments in partnerships, patents, license agreements and goodwill. The Company capitalizes long-lived assets pertaining to the production of specialized parts. These assets are periodically reviewed to ensure the net realizable value from the estimated future production based on forecasted cash flows exceeds the carrying value of the assets.

The geographical distribution of net sales to geographical areas for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended		Six Months Ended

	June 30, 2018	June 30, 2017 (as adjusted)	June 30, 2018	June 30, 2017 (as adjusted)
United States	$25,255	$18,239	$45,714	$34,889
Europe	1,884	2,307	4,162	4,785
Asia	2,699	1,891	5,167	3,801
All other countries	322	87	480	264

Consolidated	$30,160	$22,524	$55,523	$43,739

Geographic net sales are allocated based on the location of the customer.

For the three and six months ended June 30, 2018, one customer accounted for 57% and 56%, respectively, of the Company’s consolidated net sales. For the three and six months ended June 30, 2017, one customer accounted for 49% and 47%, respectively, of the Company’s consolidated net sales.

At June 30, 2018, two customers combined accounted for 35% of the Company’s consolidated accounts receivable. At December 31, 2017, two customers combined accounted for 32% of the Company’s consolidated accounts receivable.

At June 30, 2018, one customer accounted for 77% of the Company’s consolidated contract assets. At December 31, 2017, one customer accounted for 62% of the Company’s consolidated contract assets.

8.	Investment in Partnerships

Investment in partnerships consisted of the following:

	June 30, 2018	December 31, 2017
Investment in Soundperience	$1,091	$842
Investment in Signison	539	498
Other	235	276
Total	$1,865	$1,616

As of March 31, 2018, the Company held a 49% ownership interest in Soundperience. In February 2018, the Company acquired an additional 33% stake in Soundperience. Soundperience is accounted for in the Company’s financial statements using the equity method as of June 30, 2018.

The Company’s investment in Soundperience exceeded the underlying interest in net equity of the Company. As a result, the Company assigned the excess investment to related intangible assets and includes the amortization of those intangibles within the equity in the income (losses) of Soundperience, which are included in other income (expenses) in the consolidated statements of operations. Soundperience’s income (loss) in earnings is immaterial for the periods presented.

The Company has a 50% stake in Signison as of June 30, 2018. Signison is accounted for in the Company’s financial statements using the equity method.

9.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
June 30, 2018
Domestic	$8,148	$2,080	$1,216	$11,444
Foreign	2,231	1,039	930	4,200

Total	$10,379	$3,119	$2,146	$15,644

December 31, 2017 (as adjusted)
Domestic	$6,924	$1,791	$1,366	$10,081
Foreign	2,258	514	855	3,627

Total	$9,182	$2,305	$2,221	$13,708

10.	Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	June 30, 2018	December 31, 2017

Domestic Asset-Based Revolving Credit Facility	$6,394	$4,000
Capital expenditure loan facility	—	—
Foreign Overdraft and Letter of Credit Facility	1,241	1,250
Domestic Term-Loan	5,750	6,250
Unamortized Finance Costs	(108)	(139)
Total Debt	13,277	11,361
Less: Current maturities	(2,072)	(2,040)
Total Long-Term Debt	$11,205	$9,321

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with CIBC Bank USA (formerly known as The PrivateBank and Trust Company). The credit facility, as amended through June 30, 2018, provides for:

■	a $9,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve;

■	a $2,500 capital expenditure loan facility under which the Company at its election, can draw up to $2,500 for qualifying capital expenditures over the period ending December 15, 2018, with monthly amortization commencing after such time; and

■	a term loan in the original amount of $6,500.

The credit facility matures on December 15, 2022.

All of the borrowings under this agreement have been characterized as either a current or long-term liability on our balance sheet in accordance with the repayment terms described more fully below.

Weighted average interest on the revolving credit facility was 5.25% for the six months ended June 30, 2018 and 5.11% for the year ended December 31, 2017.

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

The Company was in compliance with the financial covenants under the facility as of June 30, 2018.

The credit facility was amended on July 23, 2018. See Note 17.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset-based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.30% and 3.87% for the six months ended June 30, 2018 and the year ended December 31, 2017.

11.	Income Taxes

Income tax expense for the three and six months ended June 30, 2018 was $269 and $455, respectively, compared to $54 and $118, respectively, for the same periods in 2017. The expense was primarily due to domestic state income tax along with some foreign taxes for those periods in 2018 and 2017. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the three and six months ended June 30, 2018 and 2017.

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
United States	$2,450	$486	$3,299	$257
Singapore	98	16	346	(77)
Indonesia	21	18	42	34
United Kingdom	(334)	(286)	(570)	(411)
Germany	42	148	113	265

Income (loss) before income taxes	$2,277	$382	$3,230	$68

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

The Company granted 11 and 98 RSUs for the three and six months ended June 30, 2018. The closing price of the Company’s common stock on the date of grant was $23.50 and $20.61, respectively, for the RSUs granted in the first quarter and second quarter of 2018. The RSUs vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant at which time common stock is issued with respect to vested units.

The Company also has granted stock options under the plans. Options granted under the plans generally vest over three years and have a maximum term of 10 years.

Stock option activity during the six months ended June 30, 2018 was as follows:

	Outstanding Awards			Weighted-average	Aggregate
	Stock Options	RSUs	Total	Exercise Price (a)	Intrinsic Value

Outstanding at December 31, 2017	1,453	—	1,453	$5.95
Forfeited, cancelled or expired	(18)	—	(18)	7.93
Granted	—	98	98	—
Exercised	(186)	—	(186)	6.23

Outstanding at June 30, 2018	1,249	98	1,347	$5.52	$46,832

Exercisable at June 30, 2018	964	—	964	$5.58	$33,479

Available for future grant at December 31, 2017			251

Available for future grant at June 30, 2018			215

(a) The weighted average exercise price calculation does not include outstanding RSUs.

The number of shares available for future grants at June 30, 2018 does not include a total of up to 763 shares subject to options outstanding under the 2006 Equity Incentive Plan which will become available for grant under the 2015 Equity Incentive Plan in the event of the expiration, cancellation or surrender of such options.

The Company recorded $333 and $667 of non-cash stock compensation expense for the three and six months ended June 30, 2018, respectively. The Company recorded $207 and $425 of non-cash stock compensation expense for the three and six months ended June 30, 2017, respectively. As of June 30, 2018, there was $2,639 of total unrecognized compensation costs related to non-vested stock option and RSU awards that are expected to be recognized over a weighted-average period of 2.28 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, through June 30, 2018, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 1 and 4 shares purchased under the plan for the three and six months ended June 30, 2018, respectively, and a total of 3 and 7 shares purchased for the three and six months ended June 30, 2017, respectively.

13.	Income (Loss) Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Six Months Ended

	June 30, 2018	June 30, 2017 (as adjusted)	June 30, 2018	June 30, 2017 (as adjusted)
Numerator:
Income (loss) from continuing operations before discontinued operations	$2,008	$328	$2,775	$(50)
Loss on sale of discontinued operations	—	—	—	(164)
Loss from discontinued operations, net of income taxes	—	(15)	—	(128)

Net income (loss)	2,008	313	2,775	(342)

Less: loss allocated to non-controlling interest	—	(355)	—	(740)

Net income (loss) attributable to shareholders	$2,008	$668	$2,775	$398

Denominator:
Basic – weighted shares outstanding	6,991	6,845	6,930	6,828
Weighted shares assumed upon exercise of stock options	1,127	342	1,091	—
Diluted – weighted shares outstanding	8,118	7,187	8,021	6,828

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.29	$0.10	$0.40	$0.10
Discontinued operations	—	—	—	(0.04)
Net income (loss) per share:	$0.29	$0.10	$0.40	$0.06

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.25	$0.10	$0.35	0.10
Discontinued operations	—	—	—	(0.04)
Net income (loss) per share:	$0.25	$0.09	$0.35	$0.06

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

Excluded from the computation of diluted earnings per share for the six months ended June 30, 2017 were outstanding in the money options to purchase approximately 314 common shares, respectively, because the effect would have been anti-dilutive due to the Company’s net loss in the period. No options were excluded from the dilutive calculation for the three and six months ended June 30, 2018.

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

The Company’s former French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding, including liabilities under guarantees aggregating approximately $456.

The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect our consolidated financial position, liquidity or results of operations.

15.	Related-Party Transactions

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three and six months ended June 30, 2018, the Company paid that firm approximately $72 and $175, respectively, for legal services and costs. For the three and six months ended June 30, 2017, the Company paid that firm approximately $27 and $66, respectively, for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities and Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

16.	Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

Timing of revenue recognition for the three months ended June 30, 2018:
	Products and services transferred at point in time	Products and services transferred over time	Total
Body Worn Devices Segment:
Medical	$—	$20,198	$20,198
Hearing Health	6,390	—	6,390
Professional Audio Communications	1,520	—	1,520
Hearing Health DTEC Segment:
Hearing Health DTEC	2,052	—	2,052
Total Revenue	$9,962	$20,198	$30,160

Timing of revenue recognition for the six months ended June 30, 2018:
	Products and services transferred at point in time	Products and services transferred over time	Total
Body Worn Devices Segment:
Medical	$—	$36,131	$36,131
Hearing Health	12,200	—	12,200
Professional Audio Communications	3,349	—	3,349
Hearing Health DTEC Segment:
Hearing Health DTEC	3,843	—	3,843
Total Revenue	$19,392	$36,131	$55,523

Timing of revenue recognition for the three months ended June 30, 2017 (as adjusted):

	Products and services transferred at point in time	Products and services transferred over time	Total
Body Worn Devices Segment:
Medical	$—	$13,572	$13,572
Hearing Health	6,035	—	6,035
Professional Audio Communications	1,508	—	1,508
Hearing Health DTEC Segment:
Hearing Health DTEC	1,409	—	1,409
Total Revenue	$8,952	$13,572	$22,524

Timing of revenue recognition for the six months ended June 30, 2017 (as adjusted):
	Products and services transferred at point in time	Products and services transferred over time	Total
Body Worn Devices Segment:
Medical	$—	$25,752	$25,752
Hearing Health	12,272	—	12,272
Professional Audio Communications	2,890	—	2,890
Hearing Health DTEC Segment:
Hearing Health DTEC	2,825	—	2,825
Total Revenue	$17,987	$25,752	$43,739

17.	Subsequent Events

On July 23, 2018, the Company and its domestic subsidiaries entered into the Twelfth Amendment to the Loan and Security Agreement with CIBC Bank USA. The amendment, among other things:

●	Increased IntriCon’s capex loan facility capacity to $10 million from its then current capacity of $2.5 million. The Company at its election, can draw up to $10 million on the loan for qualifying capital expenditures through June 30, 2019, with monthly amortization commencing after such time;

●	Increased IntriCon’s revolving credit facility capacity to $11.0 million from its then current capacity of $9.0 million;

●	Raised the inventory cap on the borrowing base from $4.5 million to $5.0 million. Under the revolving credit facility as amended, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and inventory, less a reserve;,

●	Increased the annual capital expenditures allowed under the facilities from its current limit of $5.5 million to $12.0 million for the fiscal year ending December 31, 2018 and $5.5 million in the aggregate in the fiscal year ending December 31, 2019 or in any fiscal year thereafter; and

●	Lowered applicable interest rates by 0.25%.

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

In December 2017, the Company acquired the remaining 80-percent stake in Hearing Help Express, Inc. (referred to as “Hearing Help Express” or “HHE”), a direct-to-consumer mail order hearing aid provider, for $650 in cash, repayment of $1,833 in debt to HHE’s 80% holder and an earn-out. The results of HHE have been consolidated into the Company’s financial statements since October 31, 2016. Prior to the acquisition of 100% ownership in December 2017, the Company allocated income and losses to the noncontrolling interest based on ownership percentage.

In February 2018, the Company closed on an additional 33% ownership interest in Soundperience, bringing its total ownership to 49% and its total investment to 1,500 Euros consisting of an equity investment and license agreement. Soundperience has designed self-fitting hearing aid technology. The Company does not anticipate the Soundperience business will have a notable financial impact on operating results, but rather will provide the Company with exclusive access in the United States to critical software technology. Soundperience’s self-fitting hearing aid technology is being used in the German market today, most notably through Signison, the Company’s joint venture with the majority owner of Soundperience. Soundperience is accounted for in the Company’s financial statements using the equity method in 2018, however, it was accounted for using the cost method in 2017.

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

Hearing Healthcare Market

In the United States alone, there are approximately 40 million adults that report some degree of hearing loss. In adults, the most common cause of hearing loss is aging and noise. In fact, by the age of 65, one out of three people have hearing loss. The hearing-impaired population is expected to grow significantly over the next decade due to an aging population and more frequent exposure to loud sounds that can cause noise-induced hearing loss. It is estimated that hearing aids can help more than 90 percent of people with hearing loss, however the current market penetration into the U.S. hearing impaired population is approximately 20 percent, a percentage that has remained essentially unchanged for the last four decades. The primary deterrents to greater penetration are cost and access. Along with this, the legacy channel is an oligopoly of five large hearing aid manufacturers who utilize bricks and mortar and licensed audiologists to sell devices while controlling the channel dynamics.

The average cost of a hearing aid sold in the US market today is over $2,400 per device, more than double the cost from twelve years ago. Approximately 70 percent of the hearing impaired have hearing loss in both ears (referred to as a binaural loss), driving the total cost to almost $5,000 on average for a set of hearing aids.

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

In early January 2016, the U.S. Food and Drug Administration (FDA) weighed in on low hearing aid penetration rates with an announcement that highlighted statistics from the National Institute on Deafness and Other Communication Disorders. They found that 37.5 million U.S. adults aged 18 and older report some form of hearing loss. However, only 30 percent of adults over 70, and 16 percent of those aged 20 to 69, who could benefit from wearing hearing aids, have ever used them. Based on these statistics, the FDA reopened the public comment period on draft guidance related to the agency’s premarket requirements for hearing aids and personal sound amplifiers (PSAPs). In April 2016, the FDA hosted a public workshop to, among other things, gather stakeholder and public input on draft guidance related to the agency’s premarket requirements for hearing aids and PSAPs. The FDA’s intent is to consider ways in which it can most effectively regulate hearing aids to promote accessibility and affordability while encouraging innovation. In December 2016, the FDA announced important steps to better support consumer access to hearing aids. The agency issued a guidance document explaining that it does not intend to enforce the requirement that individuals age 18 and older receive a medical evaluation or sign a waiver prior to purchasing most hearing aids, effective immediately. It also announced its commitment to consider creating a category of over-the-counter (OTC) hearing aids.

Furthermore, there have been significant public policy developments during 2017. On August 18, 2017, President Donald Trump signed into law H.R. 2430, the FDA Reauthorization Act of 2017, which includes a section concerning the regulation of over-the-counter (“OTC”) hearing aids. The law is designed to enable adults with mild to moderate hearing loss to access OTC hearing aids without being seen by a hearing care professional. The law requires the FDA to create and regulate a category of OTC hearing aids to ensure they meet the same high standards for safety, consumer labeling, and manufacturing protection that all other medical devices must meet. Additionally, the law mandates that the FDA establish an OTC hearing aid category for adults with “perceived” mild to moderate hearing loss within three years of passage of the legislation. The FDA also must finalize a rule within 180 days after the close of the comment period, detailing what level of safety, labeling and consumer protections will be included. We believe this law has the potential to remove the significant barriers existing today that prevent innovative hearing health solutions. We believe that this law will invigorate competition, spur innovation and facilitate the development of an ecosystem of hearing health care that provides affordable and accessible solutions to millions of unserved or underserved Americans. Today, IntriCon serves both the value-based hearing healthcare channel and the legacy hearing health channel.

Value-Based Hearing Healthcare

The Company believes the value-based hearing healthcare (VBHH) market offers significant growth opportunities. In contrast to the legacy channel dynamics, the VBHH market channel is flexible and able to serve the end consumer through a variety of modalities which may include remoting fittings, customer support call centers. bricks and mortar, etc. The average price of a hearing aid sold through this channel is less than twenty-five percent of the average $2,400 device cost typically sold through the legacy channel. The Company recently commissioned an ethnographic research study, which identified a $3+ billion annual value-based hearing healthcare market opportunity. In addition, this study assisted us in identifying our customer, various customer segmentations and personas. To best approach this market opportunity, we have focused our efforts to serve both the value-based Direct-to-End-Consumer (DTEC) and value-based Indirect-to-End-Consumer (ITEC) channels. Over the past decade we have invested in the manufacturing footprint, product technology and fitting software to provide individuals access to affordable, quality outcomes-based hearing healthcare.

Our DTEC represents a channel that sells products and services directly to the end consumer, which today consists of our HHE business. In December of 2017, we purchased the remaining 80% of HHE, a direct-to-consumer mail order hearing aid provider. However, the Company has been preparing to address this market long before the acquisition of HHE and in fact has spent the last decade, investing in the technology and low-cost manufacturing to design and build superior devices and fitting solutions. With this acquisition, we believe we now have the channel infrastructure to directly reach consumers and—importantly for millions—the ability to offer high-quality hearing healthcare at a fraction of the cost. The Company’s devices and technologies coupled with HHE’s high-touch care, outcomes based, and hassle free telemedicine model has created a complete eco-system of hearing healthcare in which the Company intends to serve the $3+ billion market. Through our other VBHH initiatives and tests, we have formed alliances with other key partners, which have given us experience and vital insight as we move aggressively into a more consumer-facing role. HHE provides an efficient, direct-to-consumer channel to reach consumers who likely do not have insurance that will cover hearing devices. This is a channel that we can build on and expand via technology—and one that is complementary with many of our existing relationships.

The Company is also focused on serving its value-based ITEC customers, those companies selling products and services directly to the end consumer. We have established ourselves as a leader in supplying this portion of the market with advanced, outcome-based products and accessories. The Company has formed strong relationships with various customers in the channel, including insurance providers, and geriatric product retailers and other DTC hearing aid providers.

In February 2018, we acquired an additional 33% ownership interest in Soundperience for 1,100 Euros, bringing our total ownership to 49% and our total investment to 1,500 Euros. Soundperience has designed self-fitting hearing aid technology. Soundperience’s self-fitting hearing aid technology is being used in the German market today, most notably through our Signison joint venture with the majority owner of Soundperience.

We believe strongly that incorporating self-fitting technology is a critical step in creating our high-quality, low-cost hearing healthcare ecosystem. Soundperience’s technology has the potential to drastically reduce the price of hearing aids, drive greater access and increase customer satisfaction.

Legacy Hearing Health Channel

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

IntriCon currently has a presence in the diabetes and cardiac-catheter positioning markets. For diabetes, IntriCon works with Medtronic to manufacture their wireless continuous glucose monitors (CGM), sensors assemblies, and accessories associated with Medtronic’s insulin pump and CGM system. In August 2016, the FDA approved the MiniMed 630G system which is intended to replace Medtronic’s MiniMed 530G system. In September 2016, the FDA approved the next generation MiniMed 670G insulin pump system, which IntriCon components are also designed into. The MiniMed 670G is the world’s first hybrid closed loop insulin delivery system and we are excited that our components are designed into and support such a revolutionary diabetes management system. In June 2017, the 670G was launched in the U.S. Medtronic began fulfilling orders from patients enrolled in their Priority Access Program. In parallel, Medtronic began taking new orders from interested customers who want to be next in line to receive the system after the Priority Access orders are filled. In March 2018, the FDA approved the Guardian Connect, Medtronic’s standalone CGM system that allows patients to stay ahead of high and low glucose events. Looking ahead, we believe there are opportunities to expand our diabetes product offering with Medtronic, as well as move into new markets outside of the diabetes market.

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

During the quarter, IntriCon began operations in its newly leased 37,000 square foot manufacturing and clean room facility located in Arden Hills, Minnesota to support medical volume increases. In conjunction with the volume increases, over the last several quarters, key medical customers have invested, or made commitments to invest, in several million dollars in capital equipment. The additional manufacturing floor space is designed to accommodate robotic assembly of medical components and systems. Along with the added space, IntriCon also is increasing its molding capacity. In the first half of the 2018, the company added six presses and has another 11 presses on order for delivery by the end of 2018.

Lastly, in 2018 IntriCon intends to invest in the resources required to expand its medical business. IntriCon intends to target new customers that serve the emerging biotelemetry and home care markets that could benefit from IntriCon’s capabilities to develop devices that are more technologically advanced, smaller and lightweight. To do so, IntriCon is leveraging its resources in sales and marketing and research and development to expand its reach to other large medical device and health care companies.

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

In February 2018, we acquired an additional 33% ownership interest in Soundperience bringing out total ownership to 49%. Soundperience has developed the Sentibo Smart Brain System, the first psycho-acoustic way of analyzing peripheral hearing and central hearing processing. It was developed by an international research team based on the latest scientific findings from the fields of audiology and brain research. The software is a sophisticated self-fitting hearing aid and brain training software technology that is being used in the German market today, most notably through our Signison joint venture. We view this software technology as a critical component to our domestic value-based hearing healthcare model. Sentibo, as well as our other proprietary fitting systems, are designed to improve both channel productivity and the quality of first-time fittings, resulting in lower prices, greater access and increased customer satisfaction. IntriCon expects to introduce our advanced fitting solutions through our various VBHH channels later in 2018.

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

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

■	our ability to successfully implement our business and growth strategy;

■	risks arising in connection with the insolvency of our former subsidiary, Selas SAS, and potential liabilities and actions arising in connection with the insolvency;

■	the volume and timing of orders received by the Company, particularly from Medtronic and hi Health;

■	changes in estimated future cash flows;

■	our ability to collect our accounts receivable;

■	foreign currency movements in markets that we serve;

■	changes in the global economy and financial markets;

■	weakening demand for our products due to general economic conditions;

■	changes in the mix of products sold;

■	our ability to meet demand;

■	changes in customer requirements;

■	timing and extent of research and development expenses;

■	FDA approval, timely release and acceptance of our products and the products of our customers;

■	competitive pricing pressures;

■	pending and potential future litigation;

■	cost and availability of electronic components and commodities for our products;

■	our ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;

■	our ability to comply with covenants in our debt agreements or to obtain waivers if we do not comply;

■	our ability to repay debt when it comes due;

■	our ability to obtain extensions of our current credit facility or a new credit facility;

■	the loss of one or more of our major customers;

■	our ability to identify, complete and integrate acquisitions;

■	effects of legislation;

■	effects of foreign operations;

■	our ability to develop new products;

■	our ability to recruit and retain engineering and technical personnel;

■	the costs and risks associated with research and development investments;

■	the recent recessions in Europe and the debt crisis in certain countries in the European Union;

■	our ability and the ability of our customers to protect intellectual property;

■	cybersecurity threats;

■	loss of members of our senior management team; and

■	other risk factors set forth in our most recent Annual Report on Form 10-K or any prior Quarterly Report on Form 10-Q, which are incorporated by reference into this Report.

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

Results of Operations

Sales, net

Our net sales are comprised of two segments: our body-worn device segment (consisting of three main markets: medical, hearing health and professional audio) and our hearing health direct-to-consumer segment. Below is a summary of our sales by main markets for the three and six months ended June 30, 2018 and 2017:

			Change
Three Months Ended June 30	2018	2017	Dollars	Percent
Medical	$20,198	$13,572	$6,626	48.8%
Hearing Health	6,390	6,035	355	5.9%
Hearing Health Direct-to-Consumer	2,052	1,409	643	45.6%
Professional Audio Communications	1,520	1,508	12	0.8%
Consolidated Net Sales	$30,160	$22,524	$7,636	33.9%

Six Months Ended June 30
Medical	$36,131	$25,752	$10,379	40.3%
Hearing Health	12,200	12,272	(72)	-0.6%
Hearing Health Direct-to-Consumer	3,843	2,825	1,018	36.0%
Professional Audio Communications	3,349	2,890	459	15.9%
Consolidated Net Sales	$55,523	$43,739	$11,784	26.9%

For the three and six months ended June 30, 2018, we experienced increases of 48.8% and 40.3% in net sales in the medical market compared to the same periods in 2017. Medtronic revenues were up significantly for the three and six months ended June 30, 2018 while the rest of the medical segment remained stable. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in the diabetes market with its Medtronic partnership. The Company believes there are growth opportunities in this market as well other emerging biotelemetry and home care markets that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the three and six months ended June 30, 2018 increased 5.9% and decreased 0.6%, respectively, compared to the same periods in 2017. The increase for the three months ended June 30, 2017 was primarily due to an increase in the value based hearing healthcare market. The decrease for the six months ended June 30, 2017 was primarily due to decreases in or traditional hearing health market partially offset by an increase in the value based hearing healthcare market. The Company is very optimistic about the progress that has been made and the long-term prospects of the value based hearing healthcare market. Market dynamics, such as low penetration rates, an aging population, regulatory scrutiny, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such the insurance channel and PSAP channel. IntriCon believes it is very well positioned to serve these value based hearing healthcare market channels. The Company will be aggressively pursuing larger customers who can benefit from our value proposition. Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices.

Net sales in our hearing health direct-to-consumer business for the three and six months ended June 30, 2018 increased 45.6% and 36.0% compared to the same periods in 2017. The increase was primarily due to an increase in advertising, which drove a larger customer base.

Net sales to the professional audio device sector increased 0.8% and 15.9% for the three and six months ended June 30, 2018, respectively, compared to the same periods in 2017. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three and six months ended June 30, 2018 and 2017, was as follows:

	2018		2017		Change
Three Months Ended June 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Gross Profit	$9,989	33.1%	$6,639	29.5%	$3,350	50.5%

Six Months Ended June 30
Gross Profit	$18,401	33.1%	$12,473	28.5%	$5,928	47.5%

The 2018 gross profit increase over the comparable prior year periods was primarily due to higher overall sales volumes and a higher margin sales mix.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three and six months ended June 30, 2018 and 2017 were as follows:

	2018		2017		Change
Three Months Ended June 30	Dollars	Percent of Sales	Dollars	Percent of Sales	Dollars	Percent
Sales and Marketing	$2,881	9.6%	$2,204	9.8%	$677	30.7%
General and Administrative	3,108	10.3%	2,705	12.0%	403	14.9%
Research and Development	1,316	4.4%	1,112	4.9%	204	18.3%

Six Months Ended June 30
Sales and Marketing	$5,721	10.3%	$4,515	10.3%	$1,206	26.7%
General and Administrative	6,169	11.1%	5,263	12.0%	906	17.2%
Research and Development	2,475	4.5%	2,265	5.2%	210	9.3%

Sales and marketing expenses increased over the prior year periods due to increased hearing health direct-to-end-consumer advertising spending, other outsider services and support costs. General and administrative and research and development expenses were greater than the prior year periods primarily due to increased other external services and support costs to drive business growth.

Interest expense

Net interest expense for the three and six months ended June 30, 2018 was $211 and $405 compared to $189 and $371 for the comparable three and six month periods in 2017. The increases were primarily due to changes in average outstanding debt balances.

Other income (expense)

Other income (expense) for the three and six months ended June 30, 2018 was $(196) and $(401) compared to other income (expense) of $(47) and $9 for the same periods in 2017. The change in other income (expense) primarily related to losses incurred in our partnerships accounted for under the equity method during the current periods.

Income tax expense

Income tax expense for the three and six months ended June 30, 2018 was $269 and $455 compared to $54 and $118 for the same periods in 2017. The expense for the three and six months ended June 30, 2018 was primarily due to domestic state income tax along with taxes paid by our foreign operations.

Liquidity and Capital Resources

As of June 30, 2018, we had $539 of cash on hand. Sources of our cash for the six months ended June 30, 2018 were from our operating and financing activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Six Months Ended
	June 30, 2018	June 30, 2017
Cash provided by (used in):
Operating activities	$257	$525
Investing activities	(2,147)	(718)
Financing activities	2,145	(289)
Effect of exchange rate changes on cash	(89)	178
Net increase (decrease) in cash	$166	$(304)

Net cash provided by operations of $257 was primarily driven by net income of $2,775, add backs for non-cash depreciation and stock compensation along with increases in accounts payable and other liabilities partially offset by increases in contract assets, accounts receivable and inventory.

Net cash used in investing activities of $2,147 consisted primarily of $1,608 of purchases of property, plant and equipment and investment in partnerships.

Net cash provided in financing activities of $2,145 was comprised primarily of proceeds from long-term borrowings partially offset by repayments of borrowings.

The Company had the following bank arrangements:

	June 30, 2018	December 31, 2017

Total borrowing capacity under existing facilities	$19,057	$19,545

Facility borrowings:
Domestic revolving credit facility	6,394	4,000
Capital expenditure loan facility	—	—
Domestic term loan	5,750	6,250
Foreign overdraft and letter of credit facility	1,241	1,250
Total borrowings and commitments	13,385	11,500

Remaining availability under existing facilities	$5,672	$8,045

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with CIBC Bank USA (formerly known as The PrivateBank and Trust Company). The credit facility, as amended through June 30, 2018, provides for:

■	a $9,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve;

■	a $2,500 capital expenditure loan facility under which the Company at its election, can draw up to $2,500 for qualifying capital expenditures over the period ending December 15, 2018, with monthly amortization commencing after such time; and

■	a term loan in the original amount of $6,500.

On July 23, 2018, the Company and its domestic subsidiaries entered into the Twelfth Amendment to the Loan and Security Agreement with CIBC Bank USA. The amendment, among other things:

●	Increased IntriCon’s capex loan facility capacity to $10 million from its then current capacity of $2.5 million. The Company at its election, can draw up to $10 million on the loan for qualifying capital expenditures over the next 12 months, with monthly amortization commencing after such time;

●	Increased IntriCon’s revolving credit facility capacity to $11.0 million from its then current capacity of $9.0 million;

●	Raised the inventory cap on the borrowing base from $4.5 million to $5.0 million. Under the revolving credit facility as amended, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and inventory, less a reserve;,

●	Increased the annual capital expenditures allowed under the facilities from its current limit of $5.5 million to $12.0 million for the fiscal year ending December 31, 2018 and $5.5 million in the aggregate in the fiscal year ending December 31, 2019 or in any fiscal year thereafter; and

●	Lowered applicable interest rates by 0.25%.

The credit facility matures on December 15, 2022.

All of the borrowings under this agreement have been characterized as either a current or long-term liability on our balance sheet in accordance with the repayment terms described more fully below.

Weighted average interest on the revolving credit facility was 5.25% for the six months ended June 30, 2018 and 5.11% for the year ended December 31, 2017.

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

The Company was in compliance with the financial covenants under the facility as of June 30, 2018.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate. Weighted average interest on the international credit facilities was 4.30% and 3.87% for the six months ended June 30, 2018 and the year ended December 31, 2017.

Capital Adequacy

We believe that funds expected to be generated from operations, the available borrowing capacity under our revolving credit and capital expenditures loan facilities will be sufficient to meet our anticipated cash requirements for operating needs and for repayment of maturing debt for at least the next 12 months. If, however, we do not generate sufficient cash from operations, or if we incur additional unanticipated liabilities, we may be required to seek additional financing or sell equity or debt on terms which may not be as favorable as we could have otherwise obtained. No assurance can be given that any refinancing, additional borrowing or sale of equity or debt will be possible when needed or that we will be able to negotiate acceptable terms. In addition, our access to capital is affected by prevailing conditions in the financial and equity capital markets, as well as our own financial condition. Furthermore, if we fail to meet our financial and other covenants under our loan agreements, absent waiver, we will be in default of the loan agreements and our lenders could take action that would adversely affect our business. There can be no assurance that our lenders will provide a waiver of any default in our loan covenants. While management believes that we will be able to meet our liquidity needs for at least the next 14 months, no assurance can be given that we will be able to do so.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2018 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits

10.1*	Twelfth Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., Hearing Help Express, Inc. and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated as of July, 23, 2018.

10.2*	Amended and Restated Revolving Note from the Company, IntriCon, Inc. and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated July, 23, 2018.

10.3*	Amended and Restated CapEx Note from the Company, IntriCon, Inc. and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated July, 23, 2018.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 30, 2018, (Unaudited) and December 31, 2017; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2018, and 2017; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Six Months Ended June 30, 2018, and 2017; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2018, and 2017; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION (Registrant)

Date: August 9, 2018	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: August 9, 2018
	By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer and Treasurer
(principal financial officer)