Form 10-Q
period 2018-09-30
INTRICON CORP
filed 2018-11-14
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

 FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

☐  Yes ☒  No

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on October 31, 2018 was 8,640,927.

1

INTRICON CORPORATION

I N D E X

2

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION

Consolidated Condensed Balance Sheets

(In Thousands, Except Per Share Amounts)

	September 30,	December 31,
	2018	2017
	(Unaudited)	(as adjusted)
Current assets:
Cash, cash equivalents and restricted cash	$1,198	$1,017
Available for sale securities	45,042	—
Accounts receivable, less allowance for doubtful accounts of $700 at September 30, 2018 and $332 at December 31, 2017	13,591	9,052
Inventories	18,537	13,708
Contract assets	6,324	2,979
Other current assets	1,973	1,544
Total current assets	86,665	28,300

Machinery and equipment	39,321	40,124
Less: Accumulated depreciation	27,953	32,949
Net machinery and equipment	11,368	7,175

Goodwill	10,808	10,808
Intangible assets, net	2,624	2,740
Investment in partnerships	1,920	1,616
Other assets, net	3,628	3,835
Total assets	$117,013	$54,474

Current liabilities:
Current maturities of long-term debt	$96	$2,040
Accounts payable	15,030	10,423
Accrued salaries, wages and commissions	3,558	3,113
Other accrued liabilities	3,385	3,739
Total current liabilities	22,069	19,315

Long-term debt, less current maturities	95	9,321
Other postretirement benefit obligations	421	455
Accrued pension liabilities	771	772
Other long-term liabilities	3,053	3,172
Total liabilities	26,409	33,035
Commitments and contingencies (note 15)
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 8,640 and 6,900 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	8,640	6,900
Additional paid-in capital	84,509	21,581
Accumulated deficit	(1,377)	(6,056)
Accumulated other comprehensive loss	(889)	(733)
Total shareholders’ equity	90,883	21,692
Non-controlling interest	(279)	(253)
Total equity	90,604	21,439
Total liabilities and equity	$117,013	$54,474

(See accompanying notes to the consolidated condensed financial statements)

3

INTRICON CORPORATION

Consolidated Condensed Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
		September 30,		September 30,
	September 30,	2017	September 30,	2017
	2018 (Unaudited)	(Unaudited and as adjusted)	2018 (Unaudited)	(Unaudited and as adjusted)

Sales, net	$30,134	$25,061	$85,657	$68,800
Cost of sales	20,609	17,334	57,731	48,600
Gross profit	9,525	7,727	27,926	20,200
Operating expenses:
Sales and marketing	3,009	2,342	8,729	6,857
General and administrative	3,232	2,698	9,434	7,961
Research and development	1,251	1,047	3,693	3,312
Total operating expenses	7,492	6,087	21,856	18,130
Operating income	2,033	1,640	6,070	2,070

Interest expense, net	(48)	(177)	(453)	(548)
Other expense	(179)	(337)	(580)	(328)
Income from continuing operations before income taxes and discontinued operations	1,806	1,126	5,037	1,194
Income tax expense (benefit)	(97)	47	358	165
Income from continuing operations before discontinued operations	1,903	1,079	4,679	1,029
Loss on sale of discontinued operations (Note 3)	—	—	—	(164)
Loss from discontinued operations (Note 3)	—	—	—	(128)
Net income	1,903	1,079	4,679	737
Less: Loss allocated to non-controlling interest	—	(186)	—	(925)
Net income attributable to IntriCon shareholders	$1,903	$1,265	$4,679	$1,662

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.24	$0.18	$0.65	$0.29
Discontinued operations	—	—	—	(0.04)
Net income per share:	$0.24	$0.18	$0.65	$0.24

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.22	$0.17	$0.56	$0.27
Discontinued operations	—	—	—	(0.04)
Net income per share:	$0.22	$0.17	$0.56	$0.23

Average shares outstanding:
Basic	7,825	6,853	7,249	6,836
Diluted	8,822	7,251	8,360	7,179

(See accompanying notes to the consolidated condensed financial statements)

4

INTRICON CORPORATION

Consolidated Condensed Statements of Comprehensive Income

(In Thousands)

	Three Months Ended		Nine Months Ended
		September 30,		September 30,
	September 30,	2017	September 30,	2017
	2018 (Unaudited)	(Unaudited and as adjusted)	2018 (Unaudited)	(Unaudited and as adjusted)
Net income	$1,903	$1,079	$4,679	$737
Interest rate swap, net of taxes of $0	(4)	3	(1)	18
Pension and postretirement obligations, net of taxes of $0	5	5	15	15
Foreign currency translation adjustment, net of taxes of $0	8	116	(171)	241
Comprehensive income	$1,912	$1,203	$4,522	$1,011

(See accompanying notes to the consolidated condensed financial statements)

5

INTRICON CORPORATION

Consolidated Condensed Statements of Cash Flows

(In Thousands)

	Nine Months Ended
		September 30,
	September 30,	2017
	2018 (Unaudited)	(Unaudited and as adjusted)
Cash flows from operating activities:
Net income	$4,679	$737
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,146	1,659
Stock-based compensation	1,025	634
Loss on sale of discontinued operations	—	164
Change in allowance for doubtful accounts	368	65
Equity in loss of partnerships	300	281
Changes in operating assets and liabilities:
Accounts receivable	(4,915)	249
Inventories	(4,838)	(1,658)
Contract assets	(3,345)	(1,335)
Other assets	(571)	(658)
Accounts payable	2,520	1,712
Accrued expenses	65	1,228
Other liabilities	(146)	31
Net cash provided by (used in) operating activities	(2,712)	3,109

Cash flows from investing activities:
Purchases of property, plant and equipment	(3,496)	(984)
Investment in partnerships	(843)	(730)
Net cash used in investing activities	(4,339)	(1,714)

Cash flows from financing activities:
Proceeds from long-term debt	14,195	10,906
Repayments of long-term debt	(25,539)	(13,110)
Proceeds from issuance of common stock, net of costs	88,967	—
Payments for repurchase of common stock and related costs	(25,907)	—
Proceeds from employee stock purchases and exercise of stock options	584	164
Net cash provided by (used in) financing activities	52,300	(2,040)

Effect of exchange rate changes on cash	(26)	364

Net increase (decrease) in cash	45,223	(281)
Cash, cash equivalents available for sale securities restricted cash, beginning of period	1,017	1,262

Cash, cash equivalents available for sale securities restricted cash, end of period	$46,240	$981

Noncash investing and financing:
Investment in partnerships through liability incurred	$86	$—
Acquisition of property, plant and equipment in accounts payable	2,098	—

 (See accompanying notes to the consolidated condensed financial statements)

6

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of September 30, 2018 and December 31, 2017, the consolidated results of its operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period.

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

In July 2018, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2018-11, “Leases (Topic 842): Targeted Improvements.” The amendments of this ASU provide another transition method for the adoption of the new leases standard. Currently, entities are required to adopt the new leases standard using a modified retrospective transition method. The amendments of this ASU provide another transition method by allowing entities to initially apply the new leases standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. Additionally, this ASU also provides lessors a practical expedient to not separate nonlease components from the associated lease component, similar to the expedient provided for lessees. The amendments related to separating components of a contract affect the amendments in ASU 2016-02, which are not yet effective but can be early adopted. For entities that have not adopted Topic 842 before the issuance of this ASU, the effective date and transition requirements for the amendments in this ASU related to separating components of a contract are the same as the effective date and transition requirements in ASU 2016-02. The Company has not yet determined the impact of this pronouncement on its consolidated financial statements and related disclosures

In January 2018, the FASB issued ASU No. 2018-01, “Leases (Topic 842): Land Easement Practical Expedient for Transition to Topic 842.” This ASU provides an optional transition practical expedient to not evaluate under Topic 842, existing or expired land easements that were not previously accounted for as leases under the current leases guidance in Topic 840. An entity that elects this practical expedient should evaluate new or modified land easements under Topic 842 beginning at the date that the entity adopts Topic 842. An entity that does not elect this practical expedient should evaluate all existing or expired land easements in connection with the adoption of the new lease requirements in Topic 842 to assess whether they meet the definition of a lease. The amendments in this guidance affect the amendments in ASU 2016-02, which are not yet effective but may be early adopted. The effective date and transition requirements for the amendments are the same as the effective date and transition requirements in ASU 2016-02. An entity that early adopted Topic 842 should apply the amendments in this ASU upon issuance. Management does not intend to early adopt this guidance. The Company does not believe the adoption of this guidance will have a material impact on its consolidated financial position, results of operations or cash flows.

In March 2017, the FASB issued Accounting Standards Update ASU 2017-07, Retirement Benefits – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance requires entities to present the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the income statement line items where they report compensation cost. Entities will present all other components of net benefit cost outside operating income, if this subtotal is presented. The rules related to the timing of when costs are recognized or how they are measured have not changed. This amendment only impacts where those costs are reflected within the income statement. In addition, only the service cost component will be eligible for capitalization in inventory and other assets. This guidance became effective January 1, 2018. The adoption of this new standard did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued its final standard on accounting for leases. This standard, issued as ASU 2016-02, requires that an entity that is a lessee to recognize lease assets and lease liabilities on the balance sheet for all leases and disclose key information about leasing arrangements. This update is effective for financial statement periods beginning after December 15, 2018, with earlier application permitted. The Company has commenced its implementation of the standard and has established a timeline it believes is adequate for a timely adoption of the standard. The Company has not yet determined the impact of this pronouncement on its consolidated financial statements and related disclosures, but anticipates it will be required to record additional lease liabilities and corresponding rights to use assets.

3.	Discontinued Operations

The following table shows the results of the cardiac diagnostic monitoring discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Sales, net	$—	$—	$—	$140
Operating costs and expenses	—	—	—	(268)
Net loss from discontinued operations	$—	$—	$—	$(128)

The Company sold the cardiac diagnostic monitoring business on February 17, 2017 to Datrix, LLC for a future revenue earn-out that was valued by the Company at $0. The Company has not earned any earn-out revenue through September 30, 2018. The Company recorded a loss on the sale of $164. The net loss was computed as follows:

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

Medical biotelemetry market - Customer orders from the medical biotelemetry market consist of a specified number of assembled and customized parts that the customer further integrates into their production process to produce market ready products. Customer orders do not include additional follow-on goods or services.

With the exception of prompt payment discounts, the transaction price for medical biotelemetry market products is the invoiced amount, as variable consideration in the form of refunds, credits, rebates, price concessions, pricing incentives or other items impacting transaction price are not present.

All of the Company’s products manufactured for the medical biotelemetry market are designed to each customer’s specifications, do not have an alternative use and cannot be sold or redirected by the Company to others. The Company has an enforceable right to payment for any finished or in-process units, including a reasonable margin, if the customer terminates the contract for reasons other than the Company’s failure to perform as promised. Control of these units is deemed to transfer to the customer over time during the manufacturing process, using the same measure of progress toward satisfying the promise to deliver the units to the customer. Each order is for a series of distinct units that comprise a single performance obligation. Consequently, the transaction price is recognized as revenue over time based on actual costs incurred in the manufacturing process to date relative to total expected costs to produce all ordered units.

Medical biotelemetry market products are invoiced when shipped and paid within normal commercial terms. The Company records a contract asset for revenue recognized over time in the production process for customized products that have not been shipped or invoiced to the customer.

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

Contract Assets - Contract assets primarily include unbilled amounts recognized as revenue for customized products manufactured for the medical biotelemetry market. The customized goods have no alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. The Company begins revenue recognition when these goods enter the manufacturing process and continues based on a measure of progress toward completion using a cost-to-cost input method that considers labor and overhead costs incurred and materials used to date in the manufacturing process relative to total expected production costs. Given the relatively short duration of the production process, contract assets are classified as current. Contract assets are reclassified to accounts receivable upon shipment of and invoicing for the products, at which point the right to consideration becomes unconditional.

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

Sales of Customized Medical Biotelemetry Products - The primary factor impacting the timing of the Company’s reported net income (loss) in the financial statements as a result of the adoption of Topic 606 is the acceleration of revenue and associated cost of sales recognized from the sale of customized medical biotelemetry products. For sales of these products, the Company previously recognized revenue at a point in time when the products were completed and shipped to the customer. Under Topic 606, if control of the products is transferred to the customer over the manufacturing process and the criteria for over time revenue recognition are otherwise met, revenue is recognized as products are manufactured utilizing an appropriate measure of progress toward satisfaction of the performance obligation. The Company’s contracts with customers for the production of customized medical biotelemetry products meet the criteria for over time revenue recognition; therefore, the Company utilizes an input method based on actual costs incurred in the manufacturing process to date relative to total expected production costs as a measure of progress toward transfer of control of the products to the customer and recognizes revenue on that basis. Amounts recognized as revenue but not yet shipped or billed to the customer are recorded as contract assets. See Note 4 for further discussion.

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

Consolidated Statement of Operations:

	Three Months Ended September 30, 2017, as reported	Effect of Adoption of ASC 606	Three Months Ended September 30, 2017, as adjusted	Nine Months Ended September 30, 2017, as reported	Effect of Adoption of ASC 606	Nine Months Ended September 30, 2017, as adjusted

Sales, net	$24,034	$1,027	$25,061	$66,083	$2,717	$68,800
Cost of sales	16,469	865	17,334	46,261	2,339	48,600
Gross profit	7,565	162	7,727	19,822	378	20,200

Operating expenses:
Sales and marketing	2,342	—	2,342	6,857	—	6,857
General and administrative	2,698	—	2,698	7,961	—	7,961
Research and development	1,047	—	1,047	3,312	—	3,312
Total operating expenses	6,087	—	6,087	18,130	—	18,130
Operating income	1,478	162	1,640	1,692	378	2,070

Interest expense	(177)	—	(177)	(548)	—	(548)
Other expense	(337)	—	(337)	(328)	—	(328)
Income from continuing operations before income taxes and discontinued operations	964	162	1,126	816	378	1,194
Income tax expense	47	—	47	165	—	165
Income from continuing operations before discontinued operations	917	162	1,079	651	378	1,029
Loss on sale of discontinued operations (Note 3)	—	—	—	(164)	—	(164)
Loss from discontinued operations (Note 3)	—	—	—	(128)	—	(128)
Net income	917	162	1,079	359	378	737
Less: Loss allocated to non-controlling interest	(186)	—	(186)	(925)	—	(925)
Net income attributable to IntriCon shareholders	$1,103	$162	$1,265	$1,284	$378	$1,662

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.16	$0.02	$0.18	$0.23	$0.06	$0.29
Discontinued operations	—	—	$—	(0.04)	—	(0.04)
Net Income per share	$0.16	$0.02	$0.18	$0.19	$0.06	$0.24

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.15	$0.02	$0.17	$0.22	$0.05	$0.27
Discontinued operations	—	—	—	(0.04)	—	(0.04)
Net Income per share	$0.15	$0.02	$0.17	$0.18	$0.05	$0.23

Average shares outstanding:
Basic	6,853	6,853	6,853	6,836	6,836	6,836
Diluted	7,251	7,251	7,251	7,179	7,179	7,179

Consolidated Statement of Comprehensive Income:

	Three Months Ended September 30, 2017, as reported	Effect of Adoption of ASC 606	Three Months Ended September 30, 2017, as adjusted

Net income	$917	$162	$1,079

	Nine Months Ended September 30, 2017, as reported	Effect of Adoption of ASC 606	Nine Months Ended September 30, 2017, as adjusted

Net income	$359	$378	$737

Consolidated Statement of Cash Flows:

	Nine Months Ended September 30, 2017, as reported	Effect of Adoption of ASC 606	Nine Months Ended September 30, 2017, as adjusted

Net income	$359	$378	$737
Inventories	(2,615)	957	(1,658)
Contract assets	—	(1,335)	(1,335)

Prior Year Consolidated Balance Sheet:

	December 31, 2017, as reported	Effect of Adoption of ASC 606	December 31, 2017, as adjusted

Inventories	$15,397	$(1,689)	$13,708
Contract assets	—	2,979	2,979
Other accrued liabilities	3,224	515	3,739
Accumulated deficit	(6,831)	775	(6,056)

In addition, the cumulative impact to the Company’s retained earnings at January 1, 2017 was a decrease to the accumulated deficit of $518.

Transaction price allocated to remaining performance obligations - The Company’s remaining performance obligations as of September 30, 2018 primarily include uncompleted production of customized products for which control transfers to the customer over time, certain uncompleted product sales for orders received and future obligations under service plan arrangements recognized over time. The Company has elected to apply the practical expedient provided in ASC 606-10-50-14 and not disclose information about the amount of transaction price allocated to these remaining performance obligations as they all have original expected durations of one year or less.

The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers.

	September 30, 2018	December 31, 2017, as adjusted

Receivables, included in accounts receivable, less allowance for doubtful account	$13,591	$9,052
Contract assets	6,324	2,979
Contract liabilities, included in other current liabilities	416	312

Significant changes in contract assets and contract liabilities during the period are as follows:

	For the nine months ended September 30, 2018
	Contract assets increase (decrease)	Contract liabilities (increase) decrease

Reclassification of beginning contract liabilities to revenue, as a result of performance obligations satisfied	$—	$312
Cash received in advance and not recognized as revenue	—	(416)
Reclassification of beginning contract assets to accounts receivable, as a result of right to consideration becoming unconditional	—	—
Contract assets recognized, net of reclassification to accounts receivable	3,345
Cumulative catch-up from a change in the timeframe for recognition of revenue arising from a contract liability	—	—
Increase as a result of cumulative catch-up adjustment arising from changes in the estimate of costs incurred relative to total amounts projected, excluding amounts transferred to receivables during the period.	—
Net Change	$3,345	$(104)

6.	Segment Reporting

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

At and for the Three Months Ended September 30, 2018	Body Worn Devices	Hearing Health Direct-to-End-Consumer	Total
Revenue, net	$28,644	$1,490	$30,134
Income (loss) from continuing operations	2,942	(1,039)	1,903
Identifiable assets (excluding goodwill)	100,051	6,137	106,188
Goodwill	9,551	1,257	10,808
Depreciation and amortization	659	55	714
Capital expenditures	1,885	3	1,888

At and for the Nine Months Ended September 30, 2018	Body Worn Devices	Hearing Health Direct-to-End-Consumer	Total
Revenue, net	$80,325	$5,332	$85,657
Income (loss) from continuing operations	6,671	(1,992)	4,679
Identifiable assets (excluding goodwill)	100,051	6,137	106,188
Goodwill	9,551	1,257	10,808
Depreciation and amortization	1,991	155	2,146
Capital expenditures	3,426	70	3,496

At and for the Three Months Ended September 30, 2017 (as adjusted)	Body Worn Devices	Hearing Health Direct-to-End-Consumer	Total
Revenue, net	$23,298	$1,763	$25,061
Income (loss) from continuing operations	1,283	(204)	1,079
Identifiable assets (excluding goodwill)	29,883	5,404	35,287
Goodwill	9,551	1,004	10,555
Depreciation and amortization	506	48	554
Capital expenditures	350	16	366

At and for the Nine Months Ended September 30, 2017 (as adjusted)	Body Worn Devices	Hearing Health Direct-to-End-Consumer	Total
Revenue, net	$64,212	$4,588	$68,800
Income (loss) from continuing operations	2,114	(1,085)	1,029
Identifiable assets (excluding goodwill)	29,883	5,404	35,287
Goodwill	9,551	1,004	10,555
Depreciation and amortization	1,500	159	1,659
Capital expenditures	836	148	984

7.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	September 30,	December 31,
	2018	2017
United States	$9,826	$5,407
Singapore	1,081	1,254
Other – primarily United Kingdom and Indonesia	461	514
Consolidated	$11,368	$7,175

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

The geographical distribution of net sales to geographical areas for the three and nine months ended September 30, 2018 and 2017 were as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017 (as adjusted)	September 30, 2018	September 30, 2017 (as adjusted)
United States	$25,157	$20,632	$70,871	$55,521
Europe	2,068	2,317	6,230	7,102
Asia	2,472	1,740	7,639	5,541
All other countries	437	372	917	636
Consolidated	$30,134	$25,061	$85,657	$68,800

Geographic net sales are allocated based on the location of the customer.

For the three and nine months ended September 30, 2018, one customer accounted for 55% and 56%, respectively, of the Company’s consolidated net sales. For the three and nine months ended September 30, 2017, one customer accounted for 51% and 48%, respectively, of the Company’s consolidated net sales.

At September 30, 2018, two customers combined accounted for 51% of the Company’s consolidated accounts receivable. At December 31, 2017, two customers combined accounted for 32% of the Company’s consolidated accounts receivable.

At September 30, 2018, one customer accounted for 77% of the Company’s consolidated contract assets. At December 31, 2017, one customer accounted for 62% of the Company’s consolidated contract assets.

8.	Investment in Partnerships

Investment in partnerships consisted of the following:

	September 30,	December 31,
	2018	2017
Investment in Soundperience	$1,037	$842
Investment in Signison	662	498
Other	221	276
Total	$1,920	$1,616

As of September 30, 2018, the Company held a 49% ownership interest in Soundperience. In February 2018, the Company acquired an additional 33% stake in Soundperience. Soundperience is accounted for in the Company’s financial statements using the equity method as of September 30, 2018.

The Company’s investment in Soundperience exceeded the underlying interest in net equity of the Company. As a result, the Company assigned the excess investment to related identifiable intangible assets and includes the amortization of those intangibles within the equity in the income (losses) of Soundperience, which are included in other income (expenses) in the consolidated statements of operations. Soundperience’s income (loss) in earnings is immaterial for the periods presented.

The Company has a 50% stake in Signison as of September 30, 2018. Signison is accounted for in the Company’s financial statements using the equity method.

9.	Investment Securities

The Company follows the authoritative guidance on fair value measurements and disclosures with respect to assets and liabilities that are measured at fair value on both a recurring and non-recurring basis. Under this guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

The hierarchy is broken down into three levels defined as follows:

Level 1 - Inputs are quoted prices in active markets for identical assets or liabilities.

Level 2 - Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability, either directly or indirectly.

Level 3 - Inputs are unobservable for the asset or liability.

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period. The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
	September 30, 2018	Level 1	Level 2	Level 3
Available for sale securities	$45,042	$45,042	$—	$—

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
	September 30, 2017	Level 1	Level 2	Level 3
Available for sale securities	$—	$—	$—	$—

Financial assets that are classified as Level 1 securities include cash equivalents and available for sale securities. These are valued using quoted market prices in an active market. All of the available for sale securities are invested in a money market account as of September 30, 2018.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three and nine months ended September 30, 2018 and September 30, 2017. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

10.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
September 30, 2018
Domestic	$10,158	$1,924	$1,765	$13,847
Foreign	2,674	1,169	847	4,690

Total	$12,832	$3,093	$2,612	$18,537

December 31, 2017 (as adjusted)
Domestic	$6,924	$1,791	$1,366	$10,081
Foreign	2,258	514	855	3,627

Total	$9,182	$2,305	$2,221	$13,708

11.	Short and Long-Term Debt

Short and long-term debt is summarized as follows:

	September 30,	December 31,
	2018	2017

Domestic Asset-Based Revolving Credit Facility	$—	$4,000
Foreign Overdraft and Letter of Credit Facility	272	1,250
Domestic Term-Loan	—	6,250
Unamortized Finance Costs	(81)	(139)
Total Debt	191	11,361
Less: Current maturities	(96)	(2,040)
Total Long-Term Debt	$95	$9,321

During the third quarter, we utilized proceeds from our equity offering (see Note 13) and paid down all of our domestic debt and most of our foreign debt. We plan on paying off the remaining foreign debt during the fourth quarter of 2018.

The Company was in compliance with the financial covenants under the facility as of September 30, 2018.

12.	Income Taxes

Income tax expense (benefit) for the three and nine months ended September 30, 2018 was $(97) and $358, respectively, compared to $47 and $165, respectively, for the same periods in 2017. The expense was primarily due to domestic state income tax along with some foreign taxes for those periods in 2018 and 2017. The Company has net operating loss carryforwards for U.S. federal income tax purposes and, consequently, minimal federal benefit or expense from the domestic operations was recognized as the deferred tax asset has a full valuation allowance.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the three and nine months ended September 30, 2018 and 2017.

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
United States	$1,575	$1,170	$4,875	$1,427
Singapore	378	245	724	168
Indonesia	18	20	60	54
United Kingdom	(299)	(184)	(869)	(595)
Germany	134	(125)	247	140

Income before income taxes	$1,806	$1,126	$5,037	$1,194

13.	Shareholders’ Equity and Stock-based Compensation

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

The Company granted 0 and 98 RSUs for the three and nine months ended September 30, 2018. The closing price of the Company’s common stock on the date of grant was $0 and $20.61, respectively, for the RSUs granted for the three and nine months ended September 30, 2018. The RSUs vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant at which time common stock is issued with respect to vested units.

The Company also has granted stock options under the plans. Options granted under the plans generally vest in equal, annual installments over a three-year period beginning on the first anniversary of the date of grant and have a maximum term of 10 years.

Stock option activity during the nine months ended September 30, 2018 was as follows:

	Outstanding Awards			Weighted-average	Aggregate
	Stock Options	RSUs	Total	Exercise Price (a)	Intrinsic Value

Outstanding at December 31, 2017	1,453	—	1,453	$5.95
Forfeited, cancelled or expired	(18)	—	(18)	7.93
Granted	—	98	98	—
Exercised	(578)	—	(578)	5.69

Outstanding at September 30, 2018	857	98	955	$5.56	$48,377

Exercisable at September 30, 2018	603	—	603	$5.76	$30,438

Available for future grant at December 31, 2017			251

Available for future grant at September 30, 2018			249

(a)	The weighted average exercise price calculation does not include outstanding RSUs

The number of shares available for future grants at September 30, 2018 does not include a total of up to 455 shares subject to options outstanding under the 2006 Equity Incentive Plan which will become available for grant under the 2015 Equity Incentive Plan in the event of the expiration, cancellation or surrender of such options.

The Company recorded $358 and $1,025 of non-cash stock compensation expense for the three and nine months ended September 30, 2018, respectively. The Company recorded $209 and $634 of non-cash stock compensation expense for the three and nine months ended September 30, 2017, respectively. As of September 30, 2018, there was $2,295 of total unrecognized compensation costs related to non-vested stock option and RSU awards that are expected to be recognized over a weighted-average period of 2.02 years. The total intrinsic value of options exercised during the nine months ended September 30, 2018 was 25,060.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, through September 30, 2018, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 1 and 5 shares purchased under the plan for the three and nine months ended September 30, 2018, respectively, and 3 and 10 shares purchased for the three and nine months ended September 30, 2017, respectively.

On August 20, 2018, the Company completed a public offering and sale of 1,725 shares of common stock at a price to the public of $55 per share less an underwriting discount of $3.30 per share. The net proceeds from this offering, after deducting underwriting discounts and offering expenses, totaled approximately $88,967 and were used to repay debt, fund capital expenditures, to repurchase and retire 500 shares of common stock owned by directors and officers and for working capital and other general corporate purposes.

14.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017 (as adjusted)	September 30, 2018	September 30, 2017 (as adjusted)
Numerator:
Income from continuing operations before discontinued operations	$1,903	$1,079	$4,679	$1,029
Loss on sale of discontinued operations	—	—	—	(164)
Loss from discontinued operations, net of income taxes	—	—	—	(128)
Net income	1,903	1,079	4,679	737

Less: loss allocated to non-controlling interest	—	(186)	—	(925)

Net income attributable to shareholders	$1,903	$1,265	$4,679	$1,662

Denominator:
Basic – weighted shares outstanding	7,825	6,853	7,249	6,836
Weighted shares assumed upon exercise of stock options	997	398	1,111	343

Diluted – weighted shares outstanding	8,822	7,251	8,360	7,179

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.24	$0.18	$0.65	$0.29
Discontinued operations	—	—	—	(0.04)
Net income per share:	$0.24	$0.18	$0.65	$0.24

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.22	$0.17	$0.56	0.27
Discontinued operations	—	—	—	(0.04)
Net income per share:	$0.22	$0.17	$0.56	$0.23

The dilutive impact summarized above relates to the periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive option and RSU securities granted. Earnings per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the treasury stock method when computing the diluted earnings per share. Individual components of basic and diluted income (loss) per share may not sum to the total income (loss) per share due to rounding.

No options were excluded from the dilutive calculation for the three and nine months ended September 30, 2018 and September 30, 2017.

15.	Legal Proceedings

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

The Company’s former French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the French insolvency proceeding, including liabilities under guarantees aggregating approximately $453.

The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect our consolidated financial position, liquidity or results of operations.

16.	Related-Party Transactions

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three and nine months ended September 30, 2018, the Company paid that firm approximately $238 and $413, respectively, for legal services and costs.  For the three and nine months ended September 30, 2017, the Company paid that firm approximately $29 and $94, respectively, for legal services and costs.  The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities and Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

17.	Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

Timing of revenue recognition for the three months ended September 30, 2018:
	Products and services transferred at point in time	Products and services transferred over time	Total
Body Worn Devices Segment:
Medical Biotelemetry	$—	$19,356	$19,356
Hearing Health	7,284	—	7,284
Professional Audio Communications	2,004	—	2,004
Hearing Health DTEC Segment:
Hearing Health DTEC	1,490	—	1,490
Total Revenue	$10,778	$19,356	$30,134

Timing of revenue recognition for the nine months ended September 30, 2018:
	Products and services transferred at point in time	Products and services transferred over time	Total
Body Worn Devices Segment:
Medical Biotelemetry	$—	$55,487	$55,487
Hearing Health	19,484	—	19,484
Professional Audio Communications	5,353	—	5,353
Hearing Health DTEC Segment:
Hearing Health DTEC	5,333	—	5,333
Total Revenue	$30,170	$55,487	$85,657

Timing of revenue recognition for the three months ended September 30, 2017 (as adjusted):

	Products and services transferred at point in time	Products and services transferred over time	Total
Body Worn Devices Segment:
Medical Biotelemetry	$—	$15,468	$15,468
Hearing Health	6,215	—	6,215
Professional Audio Communications	1,615	—	1,615
Hearing Health DTEC Segment:
Hearing Health DTEC	1,763	—	1,763
Total Revenue	$9,593	$15,468	$25,061

Timing of revenue recognition for the nine months ended September 30, 2017 (as adjusted):
	Products and services transferred at point in time	Products and services transferred over time	Total
Body Worn Devices Segment:
Medical Biotelemetry	$—	$41,220	$41,220
Hearing Health	18,487	—	18,487
Professional Audio Communications	4,505	—	4,505
Hearing Health DTEC Segment:
Hearing Health DTEC	4,588	—	4,588
Total Revenue	$137,601	$41,220	$68,800

18.	Subsequent Events

None

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

Market Overview

IntriCon serves the body-worn device market by designing, developing, engineering, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for the medical biotelemetry market, the emerging value based hearing healthcare market, the hearing health direct to consumer market and the professional audio communication market. Revenue from markets is reported on the respective medical biotelemetry, hearing health, hearing health direct to consumer and professional audio lines in the discussion of our results of operations in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 16 “Revenue by Market” to the Company’s consolidated condensed financial statements included herein.

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

In early January 2016, the U.S. Food and Drug Administration (FDA) weighed in on low hearing aid penetration rates with an announcement that highlighted statistics from the National Institute on Deafness and Other Communication Disorders. They found that 37.5 million U.S. adults aged 18 and older report some form of hearing loss. However, only 30 percent of adults over 70, and 16 percent of those aged 20 to 69, who could benefit from wearing hearing aids, have ever used them. Based on these statistics, the FDA reopened the public comment period on draft guidance related to the agency’s premarket requirements for hearing aids and personal sound amplifiers (PSAPs). In April 2016, the FDA hosted a public workshop to, among other things, gather stakeholder and public input on draft guidance related to the agency’s premarket requirements for hearing aids and PSAPs. The FDA’s intent was to consider ways in which it can most effectively regulate hearing aids to promote accessibility and affordability while encouraging innovation. In December 2016, the FDA announced important steps to better support consumer access to hearing aids. The agency issued a guidance document explaining that it does not intend to enforce the requirement that individuals age 18 and older receive a medical evaluation or sign a waiver prior to purchasing most hearing aids, effective immediately. It also announced its commitment to consider creating a category of over-the-counter (OTC) hearing aids.

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

Value-Based Hearing Healthcare

The Company believes the value-based hearing healthcare (VBHH) market offers significant growth opportunities. In contrast to the legacy channel dynamics, the VBHH market channel is flexible and able to serve the end consumer through a variety of modalities which may include remote fittings, customer support call centers and bricks and mortar stores. The average price of a hearing aid sold through this channel is less than twenty-five percent of the average $2,400 device price typically sold through the legacy channel. The Company recently commissioned an ethnographic research study, which identified a $3+ billion annual value-based hearing healthcare market opportunity. In addition, this study assisted us in identifying our customer, various customer segmentations and personas. To best approach this market opportunity, we have focused our efforts to serve both the value-based Direct-to-End-Consumer (DTEC) and value-based Indirect-to-End-Consumer (ITEC) channels. Over the past decade we have invested in the manufacturing footprint, product technology and fitting software to provide individuals access to affordable, quality outcomes-based hearing healthcare.

Our DTEC represents a channel that sells products and services directly to the end consumer, which today consists of our HHE business. In December of 2017, we purchased the remaining 80% of HHE, a direct-to-consumer mail order hearing aid provider. However, the Company has been preparing to address this market long before the acquisition of HHE and in fact has spent the last decade investing in the technology and low-cost manufacturing to design and build superior devices and fitting solutions. With this acquisition, we believe we now have the channel infrastructure to directly reach consumers and—importantly for millions—the ability to offer high-quality hearing healthcare at a fraction of the cost. The Company’s devices and technologies coupled with HHE’s high-touch care, outcomes based, and hassle free telemedicine model has created a complete eco-system of hearing healthcare in which the Company intends to serve the $3+ billion market. Through our other VBHH initiatives and tests, we have formed alliances with other key partners, which have given us experience and vital insight as we move aggressively into a more consumer-facing role. HHE provides an efficient, direct-to-consumer channel to reach consumers who likely do not have insurance that will cover hearing devices. This is a channel that we can build on and expand via technology—and one that is complementary with many of our existing relationships.

The Company is also focused on serving its value-based ITEC customers, who also sell products and services directly to the end consumer. We have established ourselves as a leader in supplying this portion of the market with advanced, outcome-based products and accessories. The Company has formed strong relationships with various customers in the channel, including insurance providers, and geriatric product retailers and other DTC hearing aid providers.

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

Medical Biotelemetry

In the medical biotelemetry market, the Company is focused on sales of biotelemetry devices for life-critical diagnostic monitoring. The Company manufactures microelectronics, micro-mechanical assemblies, high-precision injection-molded plastic components and complete biotelemetry devices for emerging and leading medical device manufacturers. The medical industry is faced with pressures to reduce the cost of healthcare. Driven by its core technologies, IntriCon helps shift the point of care from expensive traditional settings, such as hospitals, to less expensive non-traditional settings like the home. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop, manufacture and distribute medical devices that are easier to use, are more miniature, use less power, and are lighter. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices.

IntriCon currently has a presence in the diabetes and cardiac-catheter positioning markets. For diabetes, IntriCon works with Medtronic to manufacture their wireless continuous glucose monitors (CGM), sensors assemblies, and accessories associated with Medtronic’s insulin pump and CGM system. In August 2016, the FDA approved the MiniMed 630G system which is intended to replace Medtronic’s MiniMed 530G system. In September 2016, the FDA approved the next generation MiniMed 670G insulin pump system, which IntriCon components are also designed into. The MiniMed 670G is the world’s first hybrid closed loop insulin delivery system and we are excited that our components are designed into and support such a revolutionary diabetes management system. In June 2017, the 670G was launched in the U.S. and Medtronic began fulfilling orders from patients enrolled in their Priority Access Program. In parallel, Medtronic began taking new orders from interested customers who want to be next in line to receive the system after the Priority Access orders are filled. In March 2018, the FDA approved the Guardian Connect, Medtronic’s standalone CGM system that allows patients to stay ahead of high and low glucose events. Looking ahead, we believe there are opportunities to expand our diabetes product offering with Medtronic, as well as move into new markets outside of the diabetes market.

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

During the first half of the year, IntriCon began operations in its newly leased 37,000 square foot manufacturing and clean room facility located in Arden Hills, Minnesota to support medical biotelemetry volume increases. In conjunction with the volume increases, over the last several quarters, key medical biotelemetry customers have invested, or made commitments to invest, in several million dollars in capital equipment. The additional manufacturing floor space is designed to accommodate robotic assembly of medical biotelemetry components and systems. Along with the added space, IntriCon also is increasing its molding capacity.

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

Core Technologies Overview

Our core technologies expertise is focused on three main markets: medical biotelemetry, value based hearing healthcare and professional audio communications. Over the past several years, the Company has increased investments in the continued development of five critical core technologies: Ultra-Low-Power (ULP) Digital Signal Processing (DSP), ULP Wireless, Fitting Software, Microminiaturization, and Miniature Transducers. These five core technologies serve as the foundation of current and future product platform development, designed to meet the rising demand for smaller, portable, more advanced devices and the need for greater efficiencies in the delivery models. The continued advancements in this area have allowed the Company to further enhance the mobility and effectiveness of miniature body-worn devices.

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

Results of Operations

Sales, net

Our net sales are comprised of two segments: our body-worn device segment (consisting of three main markets: medical biotelemetry, hearing health and professional audio) and our hearing health direct-to-consumer segment. Below is a summary of our sales by main markets for the three and nine months ended September 30, 2018 and 2017:

			Change
Three Months Ended September 30	2018	2017	Dollars	Percent
Medical Biotelemetry	$19,356	$15,468	$3,888	25.1%
Hearing Health	7,284	6,215	1,069	17.2%
Hearing Health Direct-to-Consumer	1,490	1,763	(273)	-15.5%
Professional Audio Communications	2,004	1,615	389	24.1%
Consolidated Net Sales	$30,134	$25,061	$5,073	20.2%

Nine Months Ended September 30
Medical Biotelemetry	$55,487	$41,220	$14,267	34.6%
Hearing Health	19,484	18,487	997	5.4%
Hearing Health Direct-to-Consumer	5,333	4,588	745	16.2%
Professional Audio Communications	5,353	4,505	848	18.8%
Consolidated Net Sales	$85,657	$68,800	$16,857	24.5%

For the three and nine months ended September 30, 2018, we experienced increases of 25.1% and 34.6% in net sales in the medical biotelemetry market compared to the same periods in 2017. Medtronic revenues were up significantly for the three and nine months ended September 30, 2018 while the rest of the medical biotelemetry segment remained stable. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in the diabetes market with its Medtronic partnership. The Company believes there are growth opportunities in this market as well other emerging biotelemetry and home care markets that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net sales in our hearing health business for the three and nine months ended September 30, 2018 increased 17.2% and 5.4%, respectively, compared to the same periods in 2017. The increase for the three months ended September 30, 2018 was primarily due to an increase in the traditional hearing healthcare market. The increase for the nine months ended September 30, 2018 was primarily due to an increase in in the value-based hearing health care market partially offset by a decrease in the traditional hearing health market. The Company is optimistic about the progress that has been made and the long-term prospects of the value based hearing healthcare market. Market dynamics, such as low penetration rates, an aging population, regulatory scrutiny, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, such the insurance channel and PSAP channel. IntriCon believes it is very well positioned to serve these value based hearing healthcare market channels. The Company will be aggressively pursuing larger customers who can benefit from our value proposition. Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices.

Net sales in our hearing health direct-to-consumer business for the three and nine months ended September 30, 2018 decreased 15.5% and increased 16.2% compared to the same periods in 2017. The Company believes the decrease for the three months ended September 30, 2018 was a temporary decline as hearing aid orders have strengthened over the last few months putting the fourth quarter on pace for an improved quarter. The increase for the nine-months ended September 30, 2018 was primarily due to an increase in advertising, which drove a larger customer base.

Net sales to the professional audio device sector increased 24.1% and 18.8% for the three and nine months ended September 30, 2018, respectively, compared to the same periods in 2017. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross profit

Gross profit, both in dollars and as a percent of sales, for the three and nine months ended September 30, 2018 and 2017, was as follows:

	2018		2017		Change
		Percent		Percent
Three Months Ended September 30	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Gross Profit	$9,525	31.6%	$7,727	30.8%	$1,798	23.3%

Nine Months Ended September 30
Gross Profit	$27,926	32.6%	$20,200	29.4%	$7,726	38.2%

The 2018 gross profit increase over the comparable prior year periods was primarily due to higher overall sales volumes slightly offset by a less favorable sales mix and ramp-up costs associated with the new manufacturing facility.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three and nine months ended September 30, 2018 and 2017 were as follows:

	2018		2017		Change
		Percent		Percent
Three Months Ended September 30	Dollars	of Sales	Dollars	of Sales	Dollars	Percent
Sales and Marketing	$3,009	10.0%	$2,342	9.3%	$667	28.5%
General and Administrative	3,232	10.7%	2,698	10.8%	534	19.8%
Research and Development	1,251	4.2%	1,047	4.2%	204	19.5%

Nine Months Ended September 30
Sales and Marketing	$8,729	10.2%	$6,857	10.0%	$1,872	27.3%
General and Administrative	9,434	11.0%	7,961	11.6%	1,473	18.5%
Research and Development	3,693	4.3%	3,312	4.8%	381	11.5%

Sales and marketing expenses increased over the prior year periods due to increased hearing health direct-to-end-consumer advertising spending, bad debt expense, other outsider services and support costs. General and administrative and research and development expenses were greater than the prior year periods primarily due to increased other external services and support costs to drive business growth.

Interest expense, net

Net interest expense for the three and nine months ended September 30, 2018 was $48 and $453 compared to $177 and $548 for the comparable three and nine month periods in 2017. This decrease is due to a payoff of most of our debt along with us collecting $102 of interest income on our available for sales securities during the third quarter of 2018.

Other expense

Other expense for the three and nine months ended September 30, 2018 was $179 and $580 compared to other expense of $337 and $328 for the same periods in 2017. The change in other expense primarily related to losses incurred in our partnerships accounted for under the equity method during the current periods.

Income tax expense (benefit)

Income tax expense (benefit) for the three and nine months ended September 30, 2018 was $(97) and $358 compared to $47 and $165 for the same periods in 2017. The benefit for the three months ended September 30, 2018 is based on estimated annual income taxes. The expense for the nine months ended September 30, 2018 was primarily due to taxes paid by our foreign operations.

Liquidity and Capital Resources

As of September 30, 2018, we had $46,240 of cash, cash equivalents and restricted cash on hand. Sources of our cash for the nine months ended September 30, 2018 were from our financing activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Nine Months Ended
	September 30, 2018	September 30, 2017
Cash provided by (used in):
Operating activities	$(2,712)	$3,109
Investing activities	(4,339)	(1,714)
Financing activities	52,300	(2,040)
Effect of exchange rate changes on cash	(26)	364
Net increase (decrease) in cash	$45,223	$(281)

Net cash used in operations of $2,712 was primarily driven by increases in contract assets, accounts receivable and inventory partially offset by net income of $4,679, add backs for non-cash depreciation and stock-based compensation along with an increase in accounts payable.

Net cash used in investing activities of $(4,339) consisted primarily of $3,496 of purchases of property, plant and equipment.

Net cash provided in financing activities of $52,300 was comprised primarily of proceeds from the issuance of common stock, net of cost, of $88,967 partially offset by repayments of borrowings of $(25,539) and the payments for repurchase of common stock and related costs of $(25,907).

The Company had the following bank arrangements:

	September 30, 2018	December 31, 2017

Total borrowing capacity under existing facilities	$13,069	$19,545

Facility borrowings:
Domestic revolving credit facility	—	4,000
Capital expenditure loan facility	—	—
Domestic term loan	—	6,250
Foreign overdraft and letter of credit facility	272	1,250
Total borrowings and commitments	272	11,500

Remaining availability under existing facilities	$12,797	$8,045

During the third quarter, we utilized proceeds from our equity offering (see Note 13) and paid down all of our domestic debt and most of our foreign debt. We plan on paying off the remaining foreign debt during the fourth quarter of 2018.

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with CIBC Bank USA (formerly known as The PrivateBank and Trust Company). The credit facility, as amended through September 30, 2018, provides for a $11,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve. The credit facility matures on December 15, 2022.

The Company was in compliance with the financial covenants under the facility as of September 30, 2018.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset-based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate.

Capital Adequacy

We believe that funds raised from our recent equity offering and funds expected to be generated from operations, the available borrowing capacity under our revolving credit and capital expenditures loan facilities will be sufficient to meet our anticipated cash requirements for operating needs and for repayment of maturing debt for at least the next [12] months. While management believes that we will be able to meet our liquidity needs for at least the next [14] months, no assurance can be given that we will be able to do so.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2018 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in the Company’s internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table contains information relating to the repurchases of our common stock made by us in the quarter ended September 30, 2018.

			Number of	Maximum
			Shares	Number of
			Purchased As	Shares That
			Part of	May Yet Be
			Publicly	Purchased
	Number of	Average	Announced	Under the
	Shares	Price Paid	Plans or	Plans or
Period	Purchased(1)	per Share	Programs	Programs
July 1-31, 2018	—	—	—	—
August 1-31, 2018	500	$51.70	—	—
September 1-30, 2018	—	—	—	—
Total	500	$51.70	—	—

(1)	Represents the repurchase of our common stock from certain of our directors and officers made pursuant to an Equity Purchase Agreement entered into between us and such persons. We repurchased the shares at a price per share equal to the net proceeds per share to us, before expenses, from our public offering in August 2018. This repurchase was not made pursuant to a publicly announced plan or program to repurchase our stock.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits

10.1	Twelfth Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., Hearing Help Express, Inc. and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated as of July, 23, 2018. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.2	Amended and Restated Revolving Note from the Company, IntriCon, Inc. and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated July, 23, 2018. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.3	Amended and Restated CapEx Note from the Company, IntriCon, Inc. and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated July, 23, 2018. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of September 30, 2018, (Unaudited) and December 31, 2017; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2018, and 2017; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2018, and 2017; (iv) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2018, and 2017; and (v) Notes to Consolidated Condensed Financial Statements (Unaudited)*

________________________

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION (Registrant)

Date: November 14, 2018	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: November 14, 2018
	By:	/s/ Scott Longval
Scott Longval
Chief Financial Officer and Treasurer
(principal financial officer)