Form 10-K
period 2018-12-31
INTRICON CORP
filed 2019-03-14
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Act). Yes ☐   No ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant on June 30, 2018 was $247,437,648. Common shares held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common shares on February 26, 2019 was 8,707,947.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2019 annual meeting of shareholders are incorporated by reference into Part III of this report; provided, however, that the Audit Committee Report and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1.	Business

Company Overview

IntriCon Corporation (together with its subsidiaries referred herein as the “Company”, or “IntriCon”, “we”, “us” or “our”) is an international company engaged in designing, developing, engineering, manufacturing and distributing body-worn devices. The Company serves the body-worn device market by designing, developing, engineering, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for the emerging value based hearing healthcare market, the medical biotelemetry market and the professional audio communication market. The Company, headquartered in Arden Hills, Minnesota, has facilities in Minnesota, Illinois, Singapore, Indonesia, the United Kingdom and Germany, and operates through subsidiaries. The Company is a Pennsylvania corporation formed in 1930, and has gone through several transformations since its formation. The Company’s core business of body-worn devices was established in 1993 through the acquisition of Resistance Technologies Inc., now known as IntriCon, Inc. The majority of IntriCon’s current management came to the Company with the Resistance Technologies Inc. acquisition, including IntriCon’s President and CEO, who was a co-founder of Resistance Technologies Inc.

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

Business Highlights

Major Events in 2018

In February 2018, the Company closed on an additional 33% ownership interest in Soundperience, bringing its total ownership to 49% and its total investment to 1,500 Euros, as of December 31, 2018, consisting of an equity investment and license agreement. Subsequently, in January 2019, the Company purchased the source code for the Sentibo Smart Brain self-fitting software from Soundperience for 1,829 Euros, positioning the Company to capitalize on the pending over-the-counter (OTC) hearing aid regulation. Sentibo Smart Brain self-fitting software is designed to improve both channel productivity and the quality of first-time fittings, resulting in lower prices, greater access and increased customer satisfaction. This software is being used in the German market today, most notably through Signison, the Company’s joint venture with the majority owner of Soundperience. In addition, the Company transferred its 49% ownership interest in Soundperience to the majority owner of Soundperience. As of December 31, 2018, Soundperience and Signison are accounted for in the Company’s financial statements using the equity method.

In March 2018, the Company entered into a new 5-year lease for an additional 37,000 square foot manufacturing and clean room facility near our Corporate Headquarters in Arden Hills, Minnesota. In addition, during 2018 the Company added 13 new molding presses, as well as a high-speed printed circuit board assembly line. In June 2018, the Company entered into an additional 10,000 square foot medical assembly space in Singapore. The added capacity and equipment will aid us in meeting the anticipated rising demand in our medical biotelemetry business.

On August 20, 2018, the Company completed a public offering and sale of 1,725 shares of common stock at a price to the public of $55.00 per share less an underwriting discount of $3.30 per share. The net proceeds from this offering, after deducting underwriting discounts and offering expenses, totaled approximately $88,967 and were used to repay debt, fund capital expenditures, to repurchase 500 shares of common stock owned by directors and officers and for working capital and other general corporate purposes. The amount of domestic and foreign bank debt repaid from the offering was $16,381.

Major Events in 2017

In December 2017, the Company acquired the remaining 80-percent stake in Hearing Help Express, Inc. (referred to as “Hearing Help Express” or “HHE”), a direct-to-end-consumer mail order hearing aid provider, for $650 in cash, repayment of $1,833 in debt to HHE’s 80% holder and an earn-out. The results of HHE were consolidated into the Company’s financial statements beginning October 31, 2016. Prior to the acquisition of 100% ownership in December 2017, the Company allocated income and losses to the noncontrolling interest based on ownership percentage.

The Company entered into an agreement to acquire a 49% stake in Soundperience for 1,500 Euros. As of December 31, 2017, the Company had an investment in Soundperience of $1,415, consisting of a 16% ownership interest, cash advances and a license agreement.

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

Market Overview:

IntriCon serves the body-worn device market by designing, developing, engineering, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for the medical biotelemetry market, the emerging value based hearing healthcare market, the hearing health direct-to-end-consumer market and the professional audio communication market. Revenue from these markets is reported on the respective medical biotelemetry, hearing health, hearing health direct-to-end-consumer and professional audio lines in the discussion of our results of operations in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 23 “Revenue by Market” to the Company’s consolidated condensed financial statements included herein.

Hearing Healthcare Market

In the United States alone, there are approximately 40 million adults that report some degree of hearing loss. In adults, the most common cause of hearing loss is aging and noise. In fact, by the age of 65, one out of three people have hearing loss. The hearing-impaired population is expected to grow significantly over the next decade due to an aging population and more frequent exposure to loud sounds that can cause noise-induced hearing loss. It is estimated that hearing aids can help more than 90 percent of people with hearing loss, however the current market penetration into the U.S. hearing impaired population is approximately 20 percent, a percentage that has remained essentially unchanged for the last four decades. The primary deterrents to greater penetration are cost and access. Along with this, the legacy hearing aid distribution channel is an oligopoly of six large hearing aid manufacturers who utilize bricks and mortar and licensed audiologists to sell devices while controlling the channel dynamics. As a result, the average cost of a hearing aid sold in the US market today is over $2,400 per device, more than double the cost from fifteen years ago. Approximately 70 percent of the hearing impaired have hearing loss in both ears (referred to as a binaural loss), driving the total cost to almost $5,000 on average for a set of hearing aids.

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

We believe a perfect vortex of factors has come together over the last few years to enable the emergence of a market disruptive, high-quality, low cost distribution model. These factors include the continued consolidation of retail (causing escalating hearing aid prices), consumer outcry, consumer education, advancements in technology (such as behind-the-ear devices, advanced digital signal processing, low-power wireless, and self-fitting software) as well as regulatory actions and pronouncements by the U.S. Food and Drug Administration (FDA), the President’s Council of Advisors on Science and Technology and the National Academies of Science, Engineering and Medicine.

In early January 2016, the FDA weighed in on low hearing aid penetration rates with an announcement that highlighted statistics from the National Institute on Deafness and Other Communication Disorders. They found that 37.5 million U.S. adults aged 18 and older report some form of hearing loss. However, only 30 percent of adults over 70, and 16 percent of those aged 20 to 69, who could benefit from wearing hearing aids, have ever used them. Based on these statistics, the FDA reopened the public comment period on draft guidance related to the agency’s premarket requirements for hearing aids and personal sound amplifiers (PSAPs). In April 2016, the FDA hosted a public workshop to, among other things, gather stakeholder and public input on draft guidance related to the agency’s premarket requirements for hearing aids and PSAPs. The FDA’s intent was to consider ways in which it can most effectively regulate hearing aids to promote accessibility and affordability while encouraging innovation. In December 2016, the FDA announced important steps to better support consumer access to hearing aids. The agency issued a guidance document explaining that it does not intend to enforce the requirement that individuals age 18 and older receive a medical evaluation or sign a waiver prior to purchasing most hearing aids, effective immediately. It also announced its commitment to consider creating a category of over-the-counter (OTC) hearing aids.

Furthermore, there have been significant public policy developments during 2017. On August 18, 2017, President Donald Trump signed into law H.R. 2430, the FDA Reauthorization Act of 2017, which includes a section concerning the regulation of OTC hearing aids. The law is designed to enable adults with mild to moderate hearing loss to access OTC hearing aids without being seen by a hearing care professional. The law requires the FDA to create and regulate a category of OTC hearing aids to ensure they meet the same high standards for safety, consumer labeling, and manufacturing protection that all other medical devices must meet. Additionally, the law mandates that the FDA establish an OTC hearing aid category for adults with “perceived” mild to moderate hearing loss within three years of passage of the legislation. The FDA also must finalize a rule within 180 days after the close of the comment period, detailing what level of safety, labeling and consumer protections will be included. We believe this law has the potential to remove the significant barriers existing today that prevent innovative hearing health solutions. We believe that this law will invigorate competition, spur innovation and facilitate the development of an ecosystem of hearing health care that provides affordable and accessible solutions to millions of unserved or underserved Americans. Today, IntriCon serves both the value-based hearing healthcare channel and the legacy hearing health channel.

Value-Based Hearing Healthcare

The Company believes the value-based hearing healthcare (VBHH) market offers significant growth opportunities. In contrast to the legacy channel dynamics, the VBHH market channel is flexible and able to serve the end consumer through a variety of modalities which may include self-fitting, remote programing and adjustments, customer support call centers and bricks and mortar stores. The average price of a hearing aid sold through this channel is less than twenty-five percent of the average $2,400 device price typically sold through the legacy channel. The Company recently commissioned an ethnographic research study, which identified a $3+ billion annual VBHH market opportunity. In addition, this study assisted us in identifying our customer, various customer segmentations and personas. To best approach this market opportunity, we have focused our efforts to serve both the value-based Direct-to-End-Consumer (DTEC) and value-based Indirect-to-End-Consumer (ITEC) channels. Over the past decade we have invested in the manufacturing footprint, product technology and fitting software to provide individuals access to affordable, quality outcomes-based hearing healthcare.

Our DTEC represents a channel that sells products and services directly to the end consumer, which today consists of our HHE business. In December of 2017, we purchased the remaining 80% of HHE, a direct-to-end-consumer mail order hearing aid provider. However, the Company had been preparing to address this market long before the acquisition of HHE and has spent the last decade investing in the technology and low-cost manufacturing to design and build superior devices and fitting solutions. With this acquisition, we believe we now have the channel infrastructure to directly reach consumers and—importantly for millions—the ability to offer high-quality hearing healthcare at a fraction of the cost. The Company’s devices and technologies coupled with HHE’s high-touch care, outcomes based, and hassle free telemedicine model has created a complete eco-system of hearing healthcare in which the Company intends to serve the $3+ billion market. Through our other VBHH initiatives and tests, we have formed alliances with other key partners, which have given us experience and vital insight as we move aggressively into a more consumer-facing role. HHE provides an efficient, direct-to-end-consumer channel to reach consumers who likely do not have insurance covering hearing devices. This is a channel that we can build on and expand via technology—and one that is complementary with many of our existing relationships.

The Company is also focused on serving its value-based ITEC customers, who also sell products and services directly to the end consumer. We have established ourselves as a leader in supplying this portion of the market with advanced, outcome-based products and accessories. The Company has formed strong relationships with various customers in the channel, including insurance providers, and geriatric product retailers and other indirect-to-end-consumer hearing aid providers.

In January 2019, the Company purchased the source code for the Sentibo Smart Brain self-fitting software from Soundperience, positioning the Company to capitalize on the pending over-the-counter (OTC) hearing aid regulation. Sentibo Smart Brain self-fitting software is designed to improve both channel productivity and the quality of first-time fittings, resulting in lower prices, greater access and increased customer satisfaction. This software is being used in the German market today, most notably through Signison, the Company’s joint venture with the majority owner of Soundperience.

We strongly believe that incorporating self-fitting technology is a critical step in creating our high-quality, low-cost hearing healthcare ecosystem. The Sentibo Smart Brain self-fitting software technology has the potential to drastically reduce the price of hearing aids, drive greater access and increase customer satisfaction.

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

Medical Biotelemetry

In the medical biotelemetry market, the Company is focused on sales of biotelemetry devices for life-critical diagnostic monitoring. The Company manufactures microelectronics, micro-mechanical assemblies, high-precision injection-molded plastic components and complete biotelemetry devices for leading and emerging medical device manufacturers. The medical industry is faced with pressures to reduce the cost of healthcare. Driven by its core technologies, IntriCon helps shift the point of care from expensive traditional settings, such as hospitals, to less expensive non-traditional settings like the home. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop, manufacture and distribute medical devices that are easier to use, are more miniature, use less power, and are lighter. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices.

IntriCon currently has a presence in the diabetes, cardiac and catheter positioning markets. For diabetes, IntriCon works with Medtronic to manufacture their wireless continuous glucose monitors (CGM), sensor assemblies, and accessories associated with Medtronic’s insulin pump and CGM system. In August 2016, the FDA approved the MiniMed 630G system which is intended to replace Medtronic’s MiniMed 530G system. In September 2016, the FDA approved the next generation MiniMed 670G insulin pump system, into which IntriCon components are also designed. The MiniMed 670G is the world’s first hybrid closed loop insulin delivery system and we are excited that our components are designed into and support such a revolutionary diabetes management system. In June 2017, the 670G was launched in the U.S. and Medtronic began fulfilling orders from patients enrolled in their Priority Access Program. In parallel, Medtronic began taking new orders from interested customers who want to be next in line to receive the system after the Priority Access orders are filled. In March 2018, the FDA approved the Guardian Connect, Medtronic’s standalone CGM system that allows patients to stay ahead of high and low glucose events. Looking ahead, we believe there are opportunities to expand our diabetes product offering with Medtronic, as well as move into new markets outside of the diabetes market.

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

During the first half of 2018, we expanded our infrastructure to support anticipated growth from current medical biotelemetry customers and future growth from increased business development. Expansion efforts in 2018 included a newly leased 37,000-square-foot medical biotelemetry manufacturing and clean room facility in Minnesota, an additional 10,000-square-foot medical assembly space in Singapore, 13 new molding presses and a high-speed printed circuit board assembly line. In addition to these investments, our current customers invested several million dollars in tooling and automation within our facilities. While we have begun limited production on certain products in our new facilities, we are still working with current medical biotelemetry customers to complete required validation and qualification of several key production lines.

The company is committed to increasing investments to support its medical biotelemetry business development efforts. In early 2019, the company hired a vice president of medical business development, to leverage our core competencies and diversify our medical revenue base. The company believes it has a significant opportunities to serve the emerging biotelemetry and home care markets through its already developed core competencies and capabilities to develop devices that are more technologically advanced, smaller and lightweight.

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

Core Technologies Overview:

Our core technologies expertise is focused on four main markets: medical biotelemetry, hearing health, hearing health direct-to-end-consumer and professional audio communications. Over the past several years, the Company has increased investments in the continued development of five critical core technologies: Ultra-Low-Power (ULP) Digital Signal Processing (DSP), ULP Wireless, Fitting Software, Microminiaturization, and Miniature Transducers. These five core technologies serve as the foundation of current and future product platform development, designed to meet the rising demand for smaller, portable, more advanced devices and the need for greater efficiencies in the delivery models. The continued advancements in this area have allowed the Company to further enhance the mobility and effectiveness of miniature body-worn devices.

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

IntriCon is in the final stages of commercializing its Physiolink3 wireless technology, which will be incorporated into product platforms serving the medical biotelemetry, hearing health, hearing health direct-to-end-consumer and professional audio communication markets. This system is based on 2.4GHz proprietary digital radio protocol in the industrial-scientific-medical (ISM) frequency band and enables audio and data streaming and command and control to ear-worn and body-worn applications over distances of up to ten meters. The Physiolink3 technology can be used to increase productivity in the emerging VBHH channels through in office wireless programming, remote cloud based fitting and consumer directed self-fitting of hearing aids. This will provide both greater access and lower costs for patients. In addition, remote control functions will improve the patient experience while using the device especially for those with diminished dexterity. The Physiolink3 technology builds on the Physiolink2 capabilities by adding wireless streaming at, what we believe, are much lower power levels than any technology currently on the market. This will allow for accessories to enhance the user experience in noisy environments by allowing audio streaming directly to the hearing aid.

Fitting Software

The ability to efficiently and effectively fit hearing aids is critical to building a value based eco-system of hearing healthcare. By developing more advanced fitting software systems, individuals can benefit from fittings that conform to their specific loss, while eliminating the need for an in-person appointment. In addition to the traditional fitting software, IntriFit, used in the conventional channel, IntriCon has made significant investments in various advanced fitting software solutions, including its purchase of the source code for the Sentibo Smart Brain self-fitting software, that can enable remote and self-fitting solutions. IntriCon believes these advanced fitting solutions, along with the other components of the eco-system, will drive access, affordability and superior customer satisfaction to the millions of individuals that cannot receive care today, primarily due to high cost and low access.

In January 2019, the Company purchased the source code for the Sentibo Smart Brain self-fitting software from Soundperience. The Sentibo Smart Brain System is the first psycho-acoustic way of analyzing peripheral hearing and central hearing processing. It was developed by an international research team based on the latest scientific findings from the fields of audiology and brain research. The software is a sophisticated self-fitting hearing aid and brain training software technology that is being used in the German market today, most notably through our Signison joint venture. We view this software technology as a critical component to our domestic value-based hearing healthcare model. Sentibo, as well as our other proprietary fitting systems, are designed to improve both channel productivity and the quality of first-time fittings, resulting in lower prices, greater access and increased customer satisfaction. IntriCon expects to introduce our advanced fitting solutions through our various VBHH channels in 2019.

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

Marketing and Competition:

IntriCon intends to focus more capital and resources in marketing and sales to expand its reach into the emerging value based hearing healthcare market and large medical device and healthcare companies in the medical biotelemetry market outlined above. The Company believes this will allow us to advance our technology portfolio, advance new product platforms, strengthen customer relationships and expand our market knowledge.

Currently, IntriCon sells some of its hearing device products directly to domestic hearing instrument manufacturers, and distributors and partnerships through an internal sales force. As a result of the investments in Hearing Help Express in 2016 and 2017, the Company began marketing and selling hearing aid devices directly to consumers through direct mail advertising, internet and a call center. Sales of medical and professional audio communications products are also made primarily through an internal sales force.

Internationally, sales representatives employed by IntriCon GmbH (“GmbH”), a wholly owned German subsidiary, solicit sales from European hearing instrument, medical device and professional audio communications manufacturers and suppliers.

In recent years, a small number of customers have accounted for a substantial portion of the Company’s sales. In 2018, one customer in our medical market accounted for approximately 56 percent of the Company’s net revenue. During 2018, the top five customers accounted for approximately $81,886, or 70 percent, of the Company’s net revenue. See Note 7 to the consolidated financial statements for a discussion of net revenue and long-lived assets by geographic area.

IntriCon markets its high performance microphone products to the radio communication and professional audio industries and has several larger competitors who have greater financial resources. IntriCon holds a small market share in the global market for microphone capsules and other related products.

Employees. As of December 31, 2018, the Company had a total of 810 full time equivalent employees, of whom 74 are executive and administrative personnel, 53 are sales personnel, 41 are engineering personnel and 642 are operations personnel. The Company considers its relations with its employees to be satisfactory. None of the Company’s employees are represented by a union.

As a supplier of consumer and medical products and parts, IntriCon is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

Research and Development.  IntriCon conducts research and development activities primarily to improve its existing products and proprietary technology. The Company is committed to investing in the research and development of proprietary technologies, such as the ULP DSP and ULP wireless technologies. The Company believes the continued development of key proprietary technologies will be the catalyst for long-term revenues and margin growth. Research and development expenditures were $4,671, $4,458, and $4,688 in 2018, 2017 and 2016, respectively. These amounts are net of any customer and grant reimbursed research and development.

IntriCon owns numerous United States patents which cover various product designs and processes. Although the Company believes that these patents collectively add value to the Company, the costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the patents providing future economic benefit to the Company.

Regulation.  A large portion of our business operates in a marketplace subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping, and surveillance procedures for medical devices.

United States Food and Drug Administration

FDA regulations classify medical devices based on perceived risk to public health as either Class I, II or III devices. Class I devices are subject to general controls, Class II devices are subject to special controls and Class III devices are subject to pre-market approval (“PMA”) requirements. While most Class I devices are exempt from pre-market submission, it is necessary for most Class II devices to be cleared by a 510(k) pre-market notification prior to marketing. A “cleared” 510(k) establishes that the device is “substantially equivalent” to a predicate device which was legally marketed prior to May 28, 1976 or which itself has been found to be substantially equivalent, through the 510(k) process, after May 28, 1976. It is “substantially equivalent” if it has the same intended use and the same technological characteristics as the predicate. The 510(k) pre-market notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The process of obtaining a 510(k) clearance typically can take several months to a year or longer. If the product is notably new or different and substantial equivalence cannot be established, the FDA will require the manufacturer to submit a PMA application for a Class III device that must be reviewed and approved by the FDA prior to sale and marketing of the device in the United States. The process of obtaining PMA approval can be expensive, uncertain, lengthy and frequently requires anywhere from one to several years from the date of FDA submission, if approval is obtained at all.  A “De Novo” application may be submitted for a new type of Class II device for which there is no predicate.  The FDA controls the indicated uses for which a product may be marketed and strictly prohibits the marketing of medical devices for unapproved uses. The FDA can require the manufacturer to withdraw products from the market for failure to comply with laws or the occurrence of safety risks.

Our wireless and non-wireless hearing aids are air-conduction devices and, as such, are Class I and Class II medical devices. Air-conduction hearing aids are exempt from the 510(k) pre-market notification process. These hearing aids may be marketed either through distribution channels owned, in whole or in part, by IntriCon or through non-affiliated distribution channels.  In the latter sense, IntriCon acts as the contract manufacturer to the distributing organization, assisting in design, development and manufacturing. Our manufacturing operations are subject to periodic inspections by the FDA, whose primary purpose is to audit the Company’s compliance with the Quality System Regulations published by the FDA (21 CFR Part 820) and other applicable government standards. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. We believe that our manufacturing and quality control procedures are in compliance with the requirements of the FDA regulations. Our most recent FDA audits were conducted in December of 2017. No issues (observations) arising from those audits were noted.

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

Medical device law in the EU requires that our quality system conforms to international quality standards and that our medical devices conform to “essential requirements” set forth by the Medical Device Directive (“MDD”). In order to keep pace with accelerating technical reality and manufacturing risks, medical device law in Europe is changing rapidly. Effective May 5, 2017, the MDD has been replaced with a broader, more reaching Medical Device Regulation (“MDR”) with a three-year transition period. IntriCon intends to comply with the MDR prior to the end of the transition period.

IntriCon manufacturing facilities are audited annually by an International Organization for Standardization (“ISO”) registrar to verify conformity of products and quality systems to the relevant standards and regulations. The ISO registrar for our US facilities is British Standards Institute (“BSI”) while the registrar for our Asian facilities is SGS United Kingdom Ltd.

Technical documentation, including the essential requirements matrix, for each product placed on the market in the EU is audited by our European Notified Body (also BSI).  Successful audits verify conformance to the essential requirements set forth by the MDD for the class of medical devices we produce and result in a CE Certificate.  This entitles us to place the “CE” mark on our devices distributed in Europe.  In 2014, IntriCon obtained “CE” certification for our own hearing aid devices and we are supplying these devices into the European market. Our hearing aids may also bear the CE mark of our customers who then assume regulatory responsibilities for those devices they place on the EU market under their own name.

Our European Authorized Representative, CE Partner 4U, reviews and retains our technical documentation and registers our products as required with applicable authorities in all EU member states.

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

In response to the national focus on rising health care costs, numerous changes to reduce costs have been proposed or have begun to emerge. There have been, and may continue to be, proposals by legislators, regulators and third party payers to curb these costs. The development or increased use of more cost effective treatments for diseases could cause such payers to decrease or deny reimbursement for surgeries or devices to favor alternatives that do not utilize our products. A significant number of Americans enroll in some form of managed care plan. Higher managed care utilization typically drives down the payments for health care procedures, which in turn places pressure on medical supply prices. This causes hospitals to implement tighter vendor selection and certification processes, by reducing the number of vendors used, purchasing more products from fewer vendors and trading discounts on price for guaranteed higher volumes to vendors. Hospitals have also sought to control and reduce costs over the last decade by joining group purchasing organizations or purchasing alliances. OEM customers also seek to reduce their costs by attempting to reduce the prices they pay for our products. We cannot predict what continuing or future impact these practices, the existing or proposed legislation, or such third-party payer measures within a constantly changing healthcare landscape may have on our future business, financial condition or results of operations.

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

Available Information

The Company files or furnishes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The Company’s reports, proxy and information statements and other SEC filings are also available on the SEC’s website as part of the EDGAR database (http://www.sec.gov).

The Company maintains an internet website at www.IntriCon.com. The information on the website is not and should not be considered part of this annual report on Form 10-K and is not incorporated by reference in this document. This website is, and is only intended to be, for reference purposes only.

The Company makes available free of charge on or through its website its annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after the Company electronically files such material with, or furnishes it to, the SEC.

In addition, we will provide, at no cost (other than for exhibits), paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:

Corporate Secretary
IntriCon Corporation
1260 Red Fox Road
Arden Hills, Minnesota 55112

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

We are dependent on a small number of customers for a majority of our revenues. In fiscal year 2018, our largest customer accounted for approximately 56 percent of our net revenue and our five largest customers accounted for approximately 70 percent of our net revenue. A significant decrease or delay in the sales to or loss of any of our major customers could have a material adverse effect on our business and results of operations. Our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our major customers will not experience financial, technical, regulatory or other difficulties or delays that could adversely affect their operations and, in turn, our results of operations.

We may not be able to collect outstanding accounts receivable from our customers.

Some of our customers purchase our products on credit, which may cause a concentration of accounts receivable. As of December 31, 2018, we had accounts receivable, less allowance for doubtful accounts, of $11,479, which represented approximately 12 percent of our shareholders’ equity as of that date. As of that date, two customers accounted for a combined total of approximately 52 percent of our accounts receivable. Our financial condition and profitability may be harmed if one or more of our customers are unable or unwilling to pay these accounts receivable when due.

We recently acquired Hearing Help Express and we may explore other acquisitions that complement or expand our business. Acquisitions pose significant risks and may materially adversely affect our business, financial condition and operating results.

In 2016, we acquired 20% of the equity of Hearing Help Express and, in late 2017, we completed the acquisition of the remaining 80% equity interest. Hearing Help Express represents a new and exciting business opportunity; however, we do not have any prior experience in the direct-to-end-consumer mail order hearing aid business, and we may not be able to successfully integrate or profitably operate this business, which may result in our not realizing the value paid for the acquisition. We recorded goodwill and intangible assets of $4,177 in connection with the acquisition, and if we are not able to realize the value paid, it could lead to impairment of the assets acquired, for which we would need to recognize an expense charge. Our success will be largely influenced by management’s ability to hire and retain skilled direct-to-end-consumer personnel and determine the proper customer base and marketing channels to achieve our planned profitability levels.

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

Liquidity:

●

The domestic economic environment, including credit markets, could worsen and reduce liquidity and this could have a negative impact on financial institutions and the country’s financial system, which could, in turn, have a negative impact on the business of our customers and on our business.

●	Investments held by the Company are subject to market conditions which could decline in value and reduce liquidity.

●

Interest rates have begun to rise and are expected to continue to rise, which could disrupt domestic and world markets and could adversely affect the economy as a whole and our liquidity, costs of borrowing and results of operations.

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

The markets in which we and our customers operate are subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping, and surveillance procedures for our medical devices and those of our customers.

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

In 2018, we operated in Singapore, Indonesia, the United Kingdom and Germany. Approximately 17 percent of our revenues were derived from our facilities in these countries in 2018. As of December 31, 2018, approximately 14 percent of our long-lived assets are located in these countries. Political or economic instability in these countries could have an adverse impact on our results of operations due to disruption of production or diminished revenues in these countries. Our future revenues, costs of operations and profit results could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the British pound, euro, Singapore dollar and other currencies could lead to lower reported consolidated revenues due to the translation of this currency into U.S. dollars when we consolidate our revenues and results from operations.

Events in Europe could negatively affect our ability to conduct business in those countries.

Following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the European Union, the United Kingdom government has initiated a process to leave the European Union (often referred to as Brexit), which is currently scheduled to take place on March 29, 2019. In 2018, we derived 17 percent of our revenues from sales outside the U.S., including 7 percent from Europe. The consequences of Brexit, together with what may be protracted negotiations around the terms of Brexit or the exit of the United Kingdom without an agreement, could introduce significant uncertainties into global financial markets and adversely impact the markets in which we and our customers operate. While we are not experiencing any immediate adverse impact on our financial condition as a result of Brexit, adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates, including the British pound and the euro, or adverse changes in regulation could have a negative impact on our future operations, operating results and financial condition. All of these potential consequences could be further magnified if additional countries were to exit the European Union.

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

We are a global corporation with a presence in the United States, Singapore, Indonesia, the United Kingdom and Germany. As such, we are subject to tax laws, regulations and policies of the U.S. federal, state and local governments and of comparable taxing authorities in other country jurisdictions. Changes in tax laws, including the recently enacted U.S. federal tax legislation commonly referred to as the Tax Cuts and Jobs Act of 2017 (“Tax Act”), as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in 2019 and thereafter and otherwise adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rates, tax payments, tax credits or incentives will not be adversely affected by these or other initiatives.

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

We are highly dependent upon the continued services and experience of our senior management team, including Mark S. Gorder, our President, Chief Executive Officer and a member of the Board of Directors. We depend on the services of Mr. Gorder and the other members of our senior management team to, among other things, continue the development and implementation of our business strategies and maintain and develop our client relationships. Certain members of our management team are approaching retirement and the Company must locate and employ suitable replacements from within or without the Company. We do not maintain key-man life insurance for any members of our senior management team.

Cybersecurity incidents could disrupt business operations, result in the loss of critical and confidential information, and adversely impact our reputation and results of operations.

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, insurance, vulnerability assessments, continuous monitoring of our IT networks and systems, maintenance of backup and protective systems and user training and education), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include reputational damage, loss of customers, litigation with customers and other parties, loss of trade secrets and other proprietary business data, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

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

The market price of our common stock has been and is likely to be highly volatile, and there has been limited trading volume in our common stock. For example, our stock traded between a low sale price of $16.70 and a high sale price of $76.80 in 2018. The common stock market price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	announcements of fluctuations in our or our competitors’ operating results;

●	regulatory or other delays affecting our or our customers’ products;

●	the timing and announcement of sales or acquisitions of assets by us or our competitors;

●	changes in estimates or recommendations by securities analysts;

●	adverse or unfavorable publicity about our products, technologies or us;

●	the commencement of material litigation, or an unfavorable verdict, against us;

●	terrorist attacks, war and threats of attacks and war;

●	additions or departures of key personnel; and

●	sales of common stock by us or our shareholders.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, reports of our management and our independent registered public accounting firm on our internal control over financial reporting.  While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2018, we cannot guarantee that we will not have material weaknesses in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If in the future we fail to complete this evaluation in a timely manner, or if we determine that we have a material weakness, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential investors and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and the market price of our common stock.

ITEM 1B.	Unresolved Staff Comments

Not applicable.

ITEM 2.	Properties

The Company leases eight facilities, four domestically and four internationally, as follows:

●	a 47,000 square foot manufacturing facility in Arden Hills, Minnesota, which also serves as the Company’s headquarters. At this facility, the Company manufactures body-worn devices, other than plastic component parts. Annual base rent expense, including real estate taxes and other charges, is approximately $534. This lease expires in January 2022.

●	a 37,000 square foot manufacturing facility in Arden Hills, Minnesota at which the Company manufactures body-worn devices, and plastic component parts. Annual base rent expense is approximately $334. This lease expires in July 2023.

●	a 46,000 square foot building in Vadnais Heights, Minnesota at which IntriCon produces plastic component parts for body-worn devices. Annual base rent expense, including real estate taxes and other charges, is approximately $390. This lease expires in December 2022.

●

a 22,000 square foot facility in DeKalb, Illinois which houses Hearing Help Express’s sales and administrative offices and warehouse. Annual base rent expense is approximately $203. We are also responsible for our pro rata share of common area costs, real estate taxes and insurance costs. This lease expires in December 2021.

●

a 35,000 square foot facility in Singapore which houses production facilities, warehouse and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $637. This lease expires in October 2020.

●

a 33,000 square foot facility in Indonesia which houses production facilities, warehouse and administrative offices. Annual base rent expense, including real estate taxes and other charges is approximately $85. This lease expires in September 2021.

●

a 2,000 square foot facility in Germany which houses sales and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $32. This lease expires in June 2022.

●

a 11,900 square foot facility in United Kingdom which houses sales and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $138. This lease expires in March 2021.

●	See Note 20 to the Company’s consolidated financial statements in Item 8 of the Annual Report on Form 10-K.

ITEM 3.	Legal Proceedings

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

The Company’s former wholly owned French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the completion of the French insolvency proceeding, including liabilities under guarantees aggregating approximately $448.

The Company is also involved from time to time in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company’s consolidated financial position, liquidity, or results of operations.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 4A.	Executive Officers of the Registrant

The names, ages and offices (as of February 26, 2019) of the Company’s executive officers were as follows:

Name	Age	Position
Mark S. Gorder	72	President, Chief Executive Officer and Director of the Company
Scott Longval	42	Executive Vice President, Chief Financial Officer and Treasurer
Michael P. Geraci	60	Senior Vice President, Sales and Marketing
Dennis L. Gonsior	60	Senior Vice President, Global Operations
Greg Gruenhagen	65	Vice President, Corporate Quality and Regulatory Affairs

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

Mr. Longval has served as the Company’s Chief Financial Officer since July 2006 and was promoted to Executive Vice President in January 2019. Mr. Longval received a Bachelor of Science degree in Accounting from the University of St. Thomas. Prior to being appointed as CFO, Mr. Longval served as the Company’s Corporate Controller since September 2005. Prior to joining the Company, Mr. Longval was Principal Project Analyst at ADC Telecommunications, Inc., a provider of innovative network infrastructure products and services, from March 2005 until September 2005. From May 2002 until March 2005 he was employed by Accellent, Inc., formerly MedSource Technologies, a provider of outsourcing solutions to the medical device industry, most recently as Manager of Financial Planning and Analysis. From September 1998 until April 2002, he was employed by Arthur Andersen, most recently as experienced audit senior.

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

PART II

ITEM 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common shares are listed on the NASDAQ Global Market under the ticker symbol “IIN”.

Market and Dividend Information

The high and low sale prices of the Company’s common stock during each quarterly period during the past two years were as follows:

	2018 Market Price Range		2017 Market Price Range
Quarter	High	Low	High	Low
First	$24.00	16.70	$9.15	6.50
Second	46.20	18.85	9.65	6.05
Third	76.80	39.15	12.95	6.90
Fourth	56.47	21.96	21.75	10.40

The closing sale price of the Company’s common stock on February 26, 2019, was $27.08 per share.

At February 26, 2019 the Company had 257 shareholders of record of common stock. Such number does not reflect shareholders who beneficially own common stock in nominee or street name.

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

On August 20, 2018, the Company completed a public offering and sale of 1,725 shares of common stock at a price to the public of $55.00 per share less an underwriting discount of $3.30 per share. The net proceeds from this offering, after deducting underwriting discounts and offering expenses, totaled approximately $88,967 and were used to repay debt, fund capital expenditures, to repurchase 500 shares of common stock owned by directors and officers and for working capital and other general corporate purposes.

The Company did not repurchase any shares of common stock in the quarter ended December 31, 2018.

ITEM 6.	Selected Financial Data

Year Ended December 31	2018	2017 (a)	2016 (a)(b)	2015 (b)	2014

Revenue, net	$116,462	$90,637	$68,980	$68,527	$67,094

Gross profit	37,163	26,747	16,716	18,756	18,115

Operating expenses	30,049	24,244	18,674	15,025	13,836

Interest expense, net	(314)	(716)	(553)	(369)	(461)
Other expense, net	(769)	(367)	(602)	(261)	(1)

Income (loss) from continuing operations before income taxes, non-controlling interest and discontinued operations	6,031	1,420	(3,113)	3,101	3,817

Income tax expense	(484)	(8)	(217)	(19)	(428)

Income (loss) from continuing operations before non-controlling interest and discontinued operations	5,547	1,412	(3,330)	3,082	3,389

Loss on sale of discontinued operations, net of income taxes	—	(164)	—	—	(120)

Loss from discontinued operations, net of income taxes	—	(128)	(1,770)	(965)	(1,021)
Net income (loss)	5,547	1,120	(5,100)	2,117	2,248
Less: Loss allocated to non-controlling interest	—	(938)	(157)	(111)	—
Net income (loss) attributable to shareholders	$5,547	$2,058	$(4,943)	$2,228	$2,248

Basic income (loss) per share attributable to shareholders:
Continuing operations	$0.73	$0.34	$(0.49)	$0.54	$0.59
Discontinued operations	—	(0.04)	(0.27)	(0.16)	(0.20)
Net income (loss)	$0.73	$0.30	$(0.76)	$0.38	$0.39

Diluted income (loss) per share attributable to shareholders:
Continuing operations	$0.64	$0.32	$(0.49)	$0.51	$0.56
Discontinued operations	—	(0.04)	(0.27)	(0.15)	(0.19)
Net income (loss)	$0.64	$0.28	$(0.76)	$0.36	$0.37

Weighted average number of shares outstanding during year:
Basic	7,599	6,852	6,497	5,907	5,791
Diluted	8,630	7,307	6,497	6,241	6,038

Other Financial Highlights

Year Ended December 31	2018	2017 (a)	2016 (a)(b)	2015 (b)	2014

Working capital (c)	$62,897	$8,985	$8,456	$11,302	$7,804
Total assets	115,248	54,474	43,758	41,886	33,961
Long-term debt	—	9,321	9,284	7,929	4,627
Equity	91,974	21,439	19,011	18,897	16,107
Depreciation and amortization	2,943	2,194	2,041	1,755	2,182

(a)

Certain historical balances have been adjusted due to the adoption of ASC 606 “Revenue from Contracts with Customers”, with the exception of years 2015 and 2014. Please refer to Notes 5 and 6 for further information.

(b)

In 2016, the Company classified its cardiac diagnostic monitoring operations as discontinued operations. The Company revised its financial statements for 2016 and 2015 to reflect the discontinued operations.

(c)	Working capital is equal to current assets less current liabilities.

ITEM 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

IntriCon Corporation (together with its subsidiaries, the “Company” or “IntriCon”, “we”, “us” or “our”) is an international company engaged in designing, developing, engineering, manufacturing and distributing body-worn devices. The Company serves the body-worn device market by designing, developing, engineering, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies and complete assemblies, primarily for biotelemetry devices, hearing instruments and professional audio communication devices.

As discussed below, the Company has two operating segments - its body-worn device segment and its hearing health direct-to-end-consumer segment. Our expertise in these segments is focused on four main markets: medical biotelemetry, hearing health, hearing health direct-to-end-consumer and professional audio communications. Within these chosen markets, we combine ultra-miniature mechanical and electronics capabilities with proprietary technology – including ultra low power (ULP) wireless and digital signal processing (DSP) capabilities – that enhances the performance of body-worn devices.

Business Highlights

In January 2019, the Company purchased the source code for the Sentibo Smart Brain self-fitting software from Soundperience for 1,829 Euros, positioning the Company to capitalize on the pending over-the-counter (OTC) hearing aid regulation. Sentibo Smart Brain self-fitting software is designed to improve both channel productivity and the quality of first-time fittings, resulting in lower prices, greater access and increased customer satisfaction. This software is being used in the German market today, most notably through Signison, the Company’s joint venture with the majority owner of Soundperience. In addition, the Company transferred its 49% ownership interest in Soundperience to the majority owner of Soundperience.

On August 20, 2018, the Company completed a public offering and sale of 1,725 shares of common stock at a price to the public of $55.00 per share less an underwriting discount of $3.30 per share. The net proceeds from this offering, after deducting underwriting discounts and offering expenses, totaled approximately $88,967 and were used to repay debt, fund capital expenditures, to repurchase 500 shares of common stock owned by directors and officers and for working capital and other general corporate purposes. The amount of domestic and foreign bank debt repaid from the offering was $16,381.

In March 2018, the Company entered into a new 5-year lease for an additional 37,000 square foot manufacturing and clean room facility near our Corporate Headquarters in Arden Hills, Minnesota. In addition, during 2018 the Company added 13 new molding presses, as well as a high-speed printed circuit board assembly line in Minnesota. In June 2018, the Company entered into an additional 10,000 square foot medical assembly space in Singapore. The added capacity and equipment will aid us in meeting the anticipated rising demand in our medical biotelemetry business.

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

Results of Operations:  2018 Compared with 2017

Consolidated Net Revenue

Our net revenue is comprised of two segments:  our body-worn device segment (consisting of three markets: medical biotelemetry, hearing health, and professional audio) and our hearing health direct-to-end-consumer segment. Below is a recap of our revenue by main markets for the years ended December 31, 2018 and 2017:

			Change
	2018	2017 (a)	Dollars	Percent
Medical Biotelemetry	$75,645	$53,452	$22,193	41.5%
Hearing Health	26,720	24,527	2,193	8.9%
Hearing Health Direct-to-End-Consumer	6,858	6,492	366	5.6%
Professional Audio Communications	7,239	6,166	1,073	17.4%
Consolidated Net Revenue	$116,462	$90,637	$25,825	28.5%

(a)	Certain historical balances have been adjusted due to the adoption of ASC 606 “Revenue from Contracts with Customers”. Please refer to Notes 5 and 6 for further information.

In 2018, we experienced a 41.5 percent increase in medical biotelemetry revenue primarily driven by higher sales to Medtronic while the rest of the medical biotelemetry market remained relatively stable. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in the diabetes market with its Medtronic partnership. The Company believes there are growth opportunities in this market as well other emerging biotelemetry and home care markets that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Net revenue in our hearing health business for the year ended December 31, 2018 increased 8.9 percent over the same period in 2017. The increase was primarily due to gains in our value-based hearing healthcare markets, partially offset by the anticipated continued decline in conventional channel sales. The Company is optimistic about the progress that has been made and the long-term prospects of the value-based hearing healthcare market. Market dynamics, such as low penetration rates, an aging population, regulatory scrutiny, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, including the direct-to-the-consumer channel and pending over-the-counter channel. IntriCon believes it is very well positioned to serve these value-based hearing healthcare market channels. The Company is aggressively pursuing larger customers who can benefit from our value proposition. Over the past several years, the Company has invested heavily in core technologies, product platforms and its global manufacturing capabilities geared to provide high-tech, lower-cost hearing devices.

Net revenue in our hearing health direct-to-end-consumer business for the year ended December 31, 2018 increased 5.6 percent over the same period in 2017, primarily due to an increase in advertising, which drove sales.

Net revenue to the professional audio device sector increased 17.4 percent in 2018 compared to the same period in 2017. IntriCon will continue to leverage its core technology in professional audio to support existing customers.

Gross Profit

Gross profit, both in dollars and as a percent of revenue, for the years ended December 31, 2018 and 2017, were as follows:

	2018		2017		Change
		Percent		Percent
	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Gross Profit	$37,163	31.9%	$26,747	29.5%	$10,416	38.9%

The 2018 gross profit increase as a percentage of revenue over the prior year was primarily due to higher overall sales volumes slightly offset by ramp-up costs associated with the new manufacturing facility.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the years ended December 31, 2018 and 2017 were:

	2018		2017		Change
		Percent		Percent
	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and Marketing	$12,369	10.6%	$9,447	10.4%	$2,922	30.9%
General and Administrative	13,009	11.2%	10,339	11.4%	2,670	25.8%
Research and Development	4,671	4.0%	4,458	4.9%	213	4.8%

Sales and marketing expenses increased over the prior year due to increased hearing health direct-to-end-consumer advertising spending, bad debt expense, other outsider services and support costs. General and administrative and research and development expenses were greater than the prior year period primarily due to increased other external services and support costs to drive business growth.

Interest Expense

Interest expense for 2018 was $314, a decrease of $402 from $716 in 2017. The decrease in interest expense was primarily due to lower average outstanding debt balances during the year due to the full debt repayment during the second half of 2018 with the proceeds from our August 2018 public offering.

Other Expense, net

In 2018, other expense, net was $769 compared to $367 in 2017. The change in other expense primarily related to additional losses incurred in our partnerships accounted for under the equity method during the current period.

Income Tax Expense

Income taxes were as follows:

	2018	2017
Income tax expense	$484	$8
Percentage of income tax expense of income (loss) from continuing operations before income taxes, non-controlling interest and discontinued operations	8.03%	0.56%

The expense in 2018 and 2017 was primarily due to foreign taxes on international operations. The Company is in a net operating loss (“NOL”) position for US federal and state income tax purposes, but our deferred tax asset related to the NOL carry forwards have been largely offset by a full valuation allowance. We incur minimal income tax expense for the current period domestic operations. We have approximately $38,432 of NOL carry forwards available to offset future U.S. federal income taxes that begin to expire in 2023.

Loss from Discontinued Operations

Loss from discontinued operations, net of income taxes, was $0 and $128 for the years ended December 31, 2018 and December 31, 2017.

Loss on Sale of Discontinued Operations

Loss on sale of discontinued operations, net of income taxes, was $0 and $164 for the years ended December 31, 2018 and December 31, 2017 due to our sale of Datrix, LLC. Please refer to Note 2 for additional information.

Loss Allocated to Non-Controlling Interest

Loss allocated to non-controlling interest of $0 and $938 for the years ended December 31, 2018 and December 31, 2017 was primarily due to losses within HHE. In December 2017, we obtained 100% ownership of HHE, therefore a non-controlling interest no longer existed in 2018.

Results of Operations:  2017 Compared with 2016

Consolidated Net Revenue

Our net revenue is comprised of two segments: our body-worn device segment (consisting of three markets: medical biotelemetry, hearing health, and professional audio) and our hearing health direct-to-end-consumer segment. Below is a recap of our revenue by main markets for the years ended December 31, 2017 and 2016:

			Change
Year Ended December 31	2017 (a)	2016 (a)	Dollars	Percent
Medical Biotelemetry	$53,452	$36,618	$16,834	46.0%
Hearing Health	24,527	23,837	690	2.9%
Hearing Health Direct-to-End-Consumer	6,492	1,025	5,467	533.4%
Professional Audio Communications	6,166	7,500	(1,334)	-17.8%
Consolidated Net Revenue	$90,637	$68,980	$21,657	31.4%

(a)	Certain historical balances have been adjusted due to the adoption of ASC 606 “Revenue from Contracts with Customers”. Please refer to Notes 5 and 6 for further information.

In 2017, we experienced a 46.0 percent increase in medical biotelemetry sales primarily driven by higher sales to Medtronic while the rest of the medical biotelemetry business remained relatively stable.

Net revenue in our hearing health business for the year ended December 31, 2017 increased 2.9 percent over the same period in 2016. The increase was primarily due to gains in our value-based hearing healthcare markets, partially offset by the anticipated continued decline in conventional channel sales.

Net revenue in our hearing health direct-to-end consumer business for the year ended December 31, 2017 increased due to a full year of results compared to 2016. We acquired 20% of the equity of HHE during the fourth quarter of 2016 and began consolidating its results at that time. Please refer to Note 4 of the financial statements for more information about this acquisition.

Net revenue to the professional audio device sector decreased 17.8 percent in 2017 compared to the same period in 2016. IntriCon will continue to leverage its core technology in professional audio to support existing customers.

Gross Profit

Gross profit, both in dollars and as a percent of revenue, for the years ended December 31, 2017 and 2016 were as follows:

	2017		2016		Change
		Percent		Percent
Year Ended December 31	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Gross Profit	$26,747	29.5%	$16,716	24.2%	$10,031	60.0%

The 2017 gross profit increase as a percentage of revenue over the prior year was primarily due to higher sales volume, sales from HHE, our direct-to-end-consumer business, for a full year and favorable sales mix.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the years ended December 31, 2017 and 2016 were:

	2017		2016		Change
		Percent		Percent
Year Ended December 31	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and Marketing	$9,447	10.4%	$4,700	6.8%	$4,747	101.0%
General and Administrative	10,339	11.4%	9,154	13.3%	1,185	12.9%
Research and Development	4,458	4.9%	4,688	6.8%	(230)	-4.9%

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

Income Tax Expense

Income taxes were as follows:

	2017	2016
Income tax expense	$8	$217
Percentage of income tax expense of income (loss) from continuing operations before income taxes, non-controlling interest and discontinued operations	0.56%	-6.97%

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

Loss Allocated to Non-Controlling Interest

Loss allocated to non-controlling interest of $938 and $157 for the years ended December 31, 2017 and December 31, 2016 were primarily due to losses within HHE, and the lack of 100% ownership in this entity for the entire year.

Liquidity and Capital Resources

Our primary sources of cash have been cash flows from operations, bank borrowings, and sales of equity. For the last three years, cash has been used for repayments of bank borrowings, the acquisition of HHE, purchases of equipment and working capital to support growth.

As of December 31, 2018, we had approximately $8,047 of cash, cash equivalents and restricted cash on hand. Sources of our cash for the year ended December 31, 2018 have been from our financing activities, as described below.

Consolidated net working capital increased to $62,897 at December 31, 2018 from $8,985 at December 31, 2017. Our cash flows from operating, investing and financing activities, as reflected in the statement of cash flows for the years ended December 31, are summarized as follows:

	December 31, 2018	December 31, 2017	December 31, 2016
Cash provided by (used in):
Operating activities	$177	$4,230	$(405)
Investing activities	(44,997)	(4,720)	(2,302)
Financing activities	52,000	(36)	3,508
Effect of exchange rate changes on cash	(150)	281	(518)
Increase (decrease) in cash	$7,030	$(245)	$283

Operating Activities.  The most significant items that contributed to the $177 provided by operating activities were net income of $5,547, add backs for non-cash depreciation and stock-based compensation, and increases in accounts payable, partially offset by increases in inventory, contract assets and accounts receivable to support business growth. Days sales in inventory decreased from 89 at December 31, 2017 to 79 at December 31, 2018. Days payables outstanding decreased from 71 days at December 31, 2017 to 65 days at December 31, 2018. Day sales outstanding decreased from 36 days at December 31, 2017 to 34 days at December 31, 2018.

Cash generated from operations may be affected by a number of factors. See “Forward Looking Statements” and “Item 1A Risk Factors” contained in this Form 10-K for a discussion of some of the factors that can negatively impact the amount of cash we generate from our operations.

Investing Activities.  Net cash used in investing activities of $44,997 consisted of purchases of $38,093 in investment securities, $5,507 in purchases of property, plant and equipment, and $1,397 for the investment in several of the Company’s joint ventures, including Soundperience, Signison and others.

Financing Activities.  Net cash provided by financing activities of $52,000 was comprised primarily of proceeds from the issuance of common stock, net of offering costs, of $88,967 and proceeds from long-term debt of $14,169 partially offset by repayments of borrowings of $25,868 and the payments for repurchase of common stock and related costs of $25,907.

We had the following bank arrangements at December 31:

	December 31, 2018	December 31, 2017

Total borrowing capacity under existing facilities	$13,884	$19,545

Facility Borrowings:
Domestic revolving credit facility	—	4,000
Domestic term loan	—	6,250
Foreign overdraft and letter of credit facility	—	1,250
Total borrowings and commitments	—	11,500
Remaining availability under existing facilities	$13,884	$8,045

During the second half of 2018, we utilized proceeds from our public offering (see Note 18) and repaid all of our domestic and foreign bank debt.

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with CIBC Bank USA (formerly known as The PrivateBank and Trust Company). The credit facility, as amended through December 31, 2018, provides for a $11,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve. The credit facility matures on December 15, 2022.

The Company was in compliance with all applicable covenants under the credit facility as of December 31, 2018.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset-based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate.

Capital Adequacy

We believe that funds raised from our August 2018 public offering, funds expected to be generated from operations and funds available under our revolving credit loan facility will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months. While management believes that we will be able to meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

Contractual Obligations

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of December 31, 2018.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Pension and other postretirement benefit obligations	$1,254	$192	$348	$302	$412
Operating leases	7,499	2,417	4,895	187	—
Total contractual obligations	$8,753	$2,609	$5,243	$489	$412

There are certain provisions in the underlying contracts that could accelerate our contractual obligations as noted above.

Foreign Currency Fluctuation

Generally, the effect of changes in foreign currencies on our results of operations is partially or wholly offset by our ability to make corresponding price changes in the local currency. From time to time, the impact of fluctuations in foreign currencies may have a material effect on the financial results of the Company.  Foreign currency transaction amounts included in the statements of operation include losses of $64, $89 and $128 in 2018, 2017 and 2016, respectively. See Note 17 to the Company’s consolidated financial statements included herein.

Off-Balance Sheet Obligations

We had no material off-balance sheet obligations as of December 31, 2018 other than the operating leases disclosed above.

Related Party Transactions

For a discussion of related party transactions, see Note 21 to the Company’s consolidated financial statements included herein.

Litigation

For a discussion of litigation, see “Item 3. Legal Proceedings” and Note 20 to the Company’s consolidated financial statements included herein.

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

Revenue Recognition

For its body-worn device segment, the Company recognizes revenue when a performance obligation is satisfied by transferring control of a distinct good or service to a customer. For its hearing health direct-to-end-consumer segment, the Company recognizes revenue after the customer trial period has ended (generally 60 days from shipment).

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

Goodwill and Intangible Assets

Goodwill is reviewed for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The Company may apply a qualitative assessment to determine if it is more likely than not that goodwill is impaired. If the Company does not pass the qualitative assessment, or choses to skip the assessment, it performs a test comparing fair value of a reporting unit to its carrying value. The Company would need to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The Company has concluded that no impairment of goodwill or intangible assets occurred during the years ended December 31, 2018, 2017 and 2016.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Company’s management believes that, as of December 31, 2018, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2018, as stated in the Report of Independent Registered Public Accounting Firm appearing under Item 8.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of IntriCon Corporation and Subsidiaries:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IntriCon Corporation and Subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Adoption of New Accounting Standard

As discussed in Notes 1 and 5 to the consolidated financial statements, the Company has changed its method of accounting for revenue for all periods presented due to the full retrospective adoption of FASB Accounting Standards Update No. 2014-09 (Topic 606), Revenue from Contracts with Customers, and related amendments.

Basis for Opinions

The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control Over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Baker Tilly Virchow Krause, LLP

We have served as the Company’s auditor since 2005.

Minneapolis, Minnesota

March 14, 2019

INTRICON CORPORATION
Consolidated Statements of Operations
 (In Thousands, Except Per Share Amounts)

Year Ended December 31	2018	2017 (as adjusted)	2016 (as adjusted)

Revenue, net	$116,462	$90,637	$68,980
Cost of goods sold	79,299	63,890	52,264
Gross profit	37,163	26,747	16,716

Operating expenses:
Sales and marketing	12,369	9,447	4,700
General and administrative	13,009	10,339	9,154
Research and development	4,671	4,458	4,688
Restructuring charges (Note 3)	—	—	132
Total operating expenses	30,049	24,244	18,674
Operating income (loss)	7,114	2,503	(1,958)

Interest expense, net	(314)	(716)	(553)
Other expense, net	(769)	(367)	(602)
Income (loss) from continuing operations before income taxes and discontinued operations	6,031	1,420	(3,113)
Income tax expense	484	8	217
Income (loss) from continuing operations before discontinued operations	5,547	1,412	(3,330)
Loss from discontinued operations and impairment, net of income taxes (Note 2)	—	(128)	(1,770)
Loss on sale of discontinued operations (Note 2)	—	(164)	—
Net income (loss)	5,547	1,120	(5,100)
Less: Loss allocated to non-controlling interest	—	(938)	(157)
Net income (loss) attributable to IntriCon shareholders	$5,547	$2,058	$(4,943)

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.73	$0.34	$(0.49)
Discontinued operations	—	(0.04)	(0.27)
Net income (loss) per share:	$0.73	$0.30	$(0.76)

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$0.64	$0.32	$(0.49)
Discontinued operations	—	(0.04)	(0.27)
Net income (loss) per share:	$0.64	$0.28	$(0.76)

Average shares outstanding:
Basic	7,599	6,852	6,497
Diluted	8,630	7,307	6,497

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION

Consolidated Statements of Comprehensive Income (Loss)

(In Thousands)

	Year Ended December 31
	2018	2017	2016
		(as adjusted)	(as adjusted)
Net income (loss)	$5,547	$1,120	$(5,100)
Interest rate swap, net of taxes of $0	(8)	26	22
Pension and postretirement obligations, net of taxes of $0	20	20	20
Foreign currency translation adjustment, net of taxes of $0	(206)	235	(335)
Comprehensive income (loss)	$5,353	$1,401	$(5,393)

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION

Consolidated Balance Sheets

(In Thousands, Except Per Share Amounts)

	December 31,	December 31,
	2018	2017
		(as adjusted)
At December 31,
Current assets:
Cash, cash equivalents and restricted cash	$8,047	$1,017
Available for sale securities	38,093	—
Accounts receivable, less allowance for doubtful accounts of $807 at December 31, 2018 and $332 at December 31, 2017	11,479	9,052
Inventories	18,981	13,708
Contract assets	5,624	2,979
Other current assets	2,320	1,544
Total current assets	84,544	28,300

Property, plant, and equipment	37,161	40,124
Less: Accumulated depreciation	25,429	32,949
Net machinery and equipment	11,732	7,175

Goodwill	10,808	10,808
Intangible assets, net	2,585	2,740
Investment in partnerships	2,091	1,616
Other assets, net	3,488	3,835
Total assets	$115,248	$54,474

Current liabilities:
Current maturities of long-term debt	$—	$2,040
Accounts payable	13,191	10,423
Accrued salaries, wages and commissions	4,409	3,113
Other accrued liabilities	4,047	3,739
Total current liabilities	21,647	19,315

Long-term debt, less current maturities	—	9,321
Other postretirement benefit obligations	377	455
Accrued pension liabilities	706	772
Other long-term liabilities	544	3,172
Total liabilities	23,274	33,035
Commitments and contingencies (Note 20)
Equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 8,664 and 6,900 shares issued and outstanding at December 31, 2018 and December 31, 2017, respectively	8,664	6,900
Additional paid-in capital	84,999	21,581
Accumulated deficit	(509)	(6,056)
Accumulated other comprehensive loss	(927)	(733)
Total shareholders’ equity	92,227	21,692
Non-controlling interest	(253)	(253)
Total equity	91,974	21,439
Total liabilities and equity	$115,248	$54,474

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION

Consolidated Statements of Cash Flows

(In Thousands)

	2018	2017	2016
		(as adjusted)	(as adjusted)
Cash flows from operating activities:
Net income (loss)	$5,547	$1,120	$(5,100)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	2,943	2,194	2,041
Stock-based compensation	1,395	844	685
Loss on impairment of assets of discontinued operations	—	—	796
Loss on sale of discontinued operations	—	164	—
Change in deferred gain	—	—	(55)
Loss on disposition of property	—	9	55
Change in allowance for doubtful accounts	475	162	35
Equity in loss of investments	390	421	78
Amortization of debt issuance costs	158	80	57
Changes in operating assets and liabilities:
Accounts receivable	(2,877)	(2,040)	1,493
Inventories	(5,225)	(2,768)	1,087
Contract assets	(2,645)	(1,117)	1,082
Other assets	(599)	(811)	(741)
Accounts payable	1,719	3,729	(1,386)
Accrued expenses	(710)	2,137	(545)
Other liabilities	(394)	106	13
Net cash provided by (used in) operating activities	177	4,230	(405)

Cash flows from investing activities:
Proceeds from sale of property, plant and equipment	—	19	—
Purchase of investment securities	(38,093)	—	—
Investment in partnerships	(1,397)	(1,776)	—
Purchase of Hearing Help Express (Note 4)	—	(650)	(536)
Purchases of property, plant and equipment	(5,507)	(2,313)	(1,766)
Net cash used in investing activities	(44,997)	(4,720)	(2,302)

Cash flows from financing activities:
Proceeds from long-term borrowings	14,169	19,162	19,357
Repayments of long-term borrowings	(25,868)	(19,373)	(19,524)
Payment of debt issuance costs	(88)	(139)	(140)
Proceeds from equity offering, net of offering costs	88,967	—	3,678
Payments for repurchase of common stock and related costs	(25,907)	—	—
Proceeds from employee stock purchases and exercise of stock options	727	314	137
Net cash provided by (used in) financing activities	52,000	(36)	3,508

Effect of exchange rate changes on cash	(150)	281	(518)

Net increase (decrease) in cash	7,030	(245)	283
Cash, cash equivalents and restricted cash, beginning of year	1,017	1,262	979

Cash, cash equivalents and restricted cash, end of year	$8,047	$1,017	$1,262

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION

Consolidated Statements of Equity

(In Thousands)

	Shareholders’ Equity
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit (as adjusted)	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity (as adjusted)
Balance December 31, 2015	5,981	$5,981	$17,721	$(3,171)	$(721)	$(38)	$19,772
Exercise of stock options	16	16	11	—	—	—	27
Shares issued from equity offering	805	805	2,873	—	—	—	3,678
Shares issued under the ESPP	18	18	93	—	—	—	111
Stock-based compensation	—	—	685	—	—	—	685
Net loss	—	—	—	(4,943)	—	(157)	(5,100)
Investment by non-controlling interest	—	—	—	—	—	650	650
Comprehensive loss	—	—	—	—	(293)	—	(293)
Balance December 31, 2016	6,820	$6,820	$21,383	$(8,114)	$(1,014)	$455	$19,530
Exercise of stock options	69	69	131	—	—	—	200
Shares issued under the ESPP	11	11	103	—	—	—	114
Stock-based compensation	—	—	844	—	—	—	844
Net income (loss)	—	—	—	2,058	—	(938)	1,120
Comprehensive loss	—	—	—	—	281	—	281
Acquisition of non-controlling interest	—	—	—	—	—	(650)	(650)
Allocation of non-controlling interest at acquisition (Note 4)	—	—	(880)	—	—	880	—
Balance December 31, 2017	6,900	$6,900	$21,581	$(6,056)	$(733)	$(253)	$21,439
Exercise of stock options	532	532	(23)	—	—	—	509
Shares issued from equity offering	1,725	1,725	87,242	—	—	—	88,967
Repurchase of director and executive shares	(500)	(500)	(25,407)	—	—	—	(25,907)
Shares issued under the ESPP	7	7	211	—	—	—	218
Stock-based compensation	—	—	1,395	—	—	—	1,395
Net income	—	—	—	5,547	—	—	5,547
Comprehensive loss	—	—	—	—	(194)	—	(194)
Balance December 31, 2018	8,664	$8,664	$84,999	$(509)	$(927)	$(253)	$91,974

(See accompanying notes to the consolidated financial statements)

IntriCon Corporation

Notes to Consolidated Financial Statements (In Thousands, Except Per Share Data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (together with its subsidiaries, referred to as the Company, we, us or our) is an international company engaged in designing, developing, engineering, manufacturing and distributing body-worn devices.  The Company designs, develops, engineers, manufactures and distributes micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for the emerging value based hearing healthcare market, the medical biotelemetry market and the professional audio communication market. In addition to its operations in the state of Minnesota, the Company has facilities in the state of Illinois, and in Singapore, Indonesia, the United Kingdom and Germany.

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

Non-Controlling Interests – The Company owns 50 percent of earVenture and owned 20 percent of Hearing Help Express, Inc. (“Hearing Help Express” or HHE”) from October 2016 until December 2017, when it acquired the 80 percent noncontrolling interest of HHE. See further information at Note 4. The Company has consolidated the results of earVenture and HHE in 2018, 2017 and 2016 based on the Company’s ability to control the operations of the entities and the likelihood that the Company bears the largest risk and reward of their financial results. The Company allocates profits and losses according to ownership percentages, unless contractual agreements expressly dictate otherwise. In addition, profit or loss on downstream eliminated transactions are attributable to the Company. The remaining ownership is accounted for as a non-controlling interest and reported as part of equity in the consolidated financial statements. The Company allocates gains and losses to the non-controlling interest even when such allocation might result in a deficit balance, reducing the losses attributed to the controlling interest. Changes in ownership interests are treated as equity transactions if the Company maintains control.

Segment Disclosures – A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. The Company has determined that the Company operates in two reportable segments, our body-worn device segment and our direct-to-end-consumer hearing health segment, as further described in Note 6.

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

Revenue Recognition – Revenue is measured based on consideration specified in the contract with a customer, adjusted for any applicable estimates of variable consideration and other factors affecting the transaction price, including noncash consideration, consideration paid or payable to customers and significant financing components. Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer, as further described below under “Performance obligations”.

Individual promised goods and services in a contract are considered a performance obligation and accounted for separately if the individual good or service is distinct, i.e., the customer can benefit from the good or service on its own or with other resources that are readily available to the customer and the good or service is separately identifiable from other promises in the arrangement. When an arrangement includes multiple performance obligations, the consideration is allocated between the performance obligations in proportion to their estimated stand-alone selling price. Costs related to products delivered are recognized in the period incurred, unless criteria for capitalization of costs are met. Cost of goods sold consist primarily of direct labor, manufacturing overhead, materials and components.

The Company excludes from revenue taxes collected from a customer that are assessed by a governmental authority and imposed on and concurrent with a specific revenue-producing transaction.

The Company includes shipping and handling fees in revenue. Shipping and handling costs associated with outbound freight after control over a product has transferred to a customer are accounted for as a fulfillment cost and are included in cost of goods sold.

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

Performance obligations - A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account. A contract’s transaction price is allocated to each distinct performance obligation in proportion to the standalone selling price for each and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s various performance obligations and the timing or method of revenue recognition in each of the Company’s markets are discussed below:

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

Hearing health direct-to-end-consumer (DTEC) market - The hearing health DTEC business distributes hearing aids and related accessories to the end consumer and is the Company’s only business market that generates revenue from sales to the end consumer. The Company also sells a limited number of service plans for the hearing aids. Each product or service is a distinct performance obligation as each is independently useful either on its own or together with other products procured from the Company or other vendors and each product or service is separately identifiable from the others because one does not significantly affect, modify or customize another. Invoiced amounts are deemed to approximate standalone selling price, therefore a relative standalone selling price allocation between performance obligations is not necessary.

The hearing health DTEC business offers a 60-day trial period to the end consumer for hearing aids, during which customers can return the hearing aids for a full refund or exchange for a different hearing aid. The Company recognizes revenue only after completion of the 60-day trial period, when the customer’s commitment to the arrangement is deemed to exist and an enforceable right to payment is established.

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

Available for Sale Securities – Available for sale securities are measured at fair value on a recurring basis and primarily relate to marketable equity securities. These items are marked-to-market at each reporting period with gains and losses recorded in net income. The securities are classified as current if expected to be used in operations, sold or transferred to alternative investment vehicles within the next 12 months.

Accounts Receivable – Amounts recorded in receivables, net, on the consolidated balance sheet include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. An allowance for doubtful accounts is maintained to provide for the estimated amount of receivables that will not be collected. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. The allowance for doubtful accounts balance was $807 and $332 as of December 31, 2018 and 2017, respectively.

Inventories – Inventories are stated at the lower of cost or net realizable value. The cost of the inventories is determined by the first-in, first-out method.

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

Property, Plant and Equipment – Property, plant and equipment are carried at cost. Depreciation is computed on a straight-line basis using estimated useful lives of 5 to 40 years for buildings and improvements and 3 to 12 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset.  Improvements are capitalized and expenditures for maintenance, repairs and minor renewals are charged to expense when incurred. At the time assets are retired or sold, the costs and accumulated depreciation are eliminated and the resulting gain or loss, if any, is reflected in the consolidated statement of operations. Depreciation expense was $1,961, $1,739 and $1,870 for the years ended December 31, 2018, 2017, and 2016, respectively.

Intangible Assets – Definite-lived intangible assets consist of various acquired Hearing Help Express trademarks and customer relationships which are amortized over eighteen to twenty years. Amortization expense was $155, $180 and $0 for the years ended December 31, 2018, 2017, and 2016, respectively.

Impairment of Long-lived Assets and Long-lived Assets to be Disposed of – The Company reviews its long-lived assets, certain identifiable intangibles, other assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2018, the Company has determined that no impairment of long-lived assets from continuing operations exists.

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

Other Assets, Net – The principal amounts included in other assets, net are technology related assets, of which, $2,259 relates to technology access with NXP Semiconductors. The Company capitalizes costs of acquired technology which provide a future economic benefit. Amortization expense was $739, $455 and $159 for the years ended December 31, 2018, 2017, and 2016, respectively.

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

Other Long-Term Liabilities – The amounts included in other long-term liabilities relate to deferred rent.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to the extent the future benefit from the deferred tax assets realization is more likely than not unable to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2018 and 2017, the Company had no accrual for the payment of tax related interest and there was no tax interest or penalties recognized in the consolidated statements of operations. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2003-2005, 2009-2013 and 2015-2017.

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

Stock Based Compensation and Equity Plans – Under the Company stock-based compensation plans, executives, employees and outside directors receive awards of options to purchase common stock and restricted stock units. Under all awards, the terms are fixed at the grant date. For stock options, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years, and have a maximum term of 10 years. The Company expenses grant-date fair values of stock options, based on the Black-Scholes model, ratably over the vesting period of the related share-based award. Restricted stock units are valued based on the grant price and are expensed evenly over the vesting period. The restricted stock units vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant at which time common stock is issued with respect to vested units. The plans also permits the granting of stock awards, stock appreciation rights, restricted stock and other equity based awards.

Product Warranty – The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. Historically, the Company has not incurred any significant amounts of warranty expense on its products. Therefore, no reserve for warranty costs is considered necessary by management as of December 31, 2018 or 2017.

Patent Costs – Costs associated with the submission of a patent application are expensed as incurred given the uncertainty of the patents providing future economic benefit to the Company.

Advertising Costs – Advertising costs amounted to $3,419, $1,696, and $190 in 2018, 2017 and 2016, respectively, and are charged to expense when incurred.

Research and Development Costs – Research and development costs, net of customer funding, amounted to $4,671, $4,458, and $4,688 in 2018, 2017 and 2016, respectively, and are charged to expense when incurred, net of customer funding. The Company accrues proceeds received under governmental grants when earned and estimable as a reduction to research and development expense.

Customer Funded Tooling Costs – The Company designs and develops molds and tools for reimbursement on behalf of several customers. Costs associated with the design and development of the molds and tools are charged to expense, net of the customer reimbursement amount.  Net customer funded tooling resulted in income (expense) of ($184), $95 and $102 for the years ended December 31, 2018, 2017 and 2016, respectively, and is included in cost of goods sold in the consolidated statements of operations.

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

New Accounting Pronouncements

In March 2017, the (FASB) issued (ASU) 2017-07, Retirement Benefits – Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost. This guidance requires entities to present the service cost component of net periodic pension cost and net periodic postretirement benefit cost in the income statement line items where they report compensation cost. Entities will present all other components of net benefit cost outside operating income, if this subtotal is presented. The rules related to the timing of when costs are recognized or how they are measured have not changed. This amendment only impacts where those costs are reflected within the income statement. In addition, only the service cost component will be eligible for capitalization in inventory and other assets. The Company adopted the new standard effective January 1, 2018. The adoption of this new standard did not have a material impact on our consolidated financial statements.

In November 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, a consensus of the FASB’s Emerging Issues Task Force. The new standard requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Entities will also be required to reconcile such total to amounts on the balance sheet and disclose the nature of the restrictions. The Company adopted the new standard effective January 1, 2018. The adoption of this new standard combined restricted cash with cash and cash equivalents within the consolidated statement of cash flows. This reclassification had an immaterial impact on the prior year’s exchange rate balances within the consolidated statement of cash flows.

In February 2016, the FASB issued ASU No. 2016-02, “Leases” (Topic 842), which supersedes the existing guidance for lease accounting, “Leases” (Topic 840). ASU No. 2016-02 requires lessees to recognize a lease liability and a right-of-use asset for all leases that extend beyond one year. The amendments in this ASU will be effective for us for interim and annual periods beginning after December 15, 2018. The original guidance required application on a modified retrospective basis with the earliest period presented in the financial statements. In August 2018, the FASB issued ASU 2018-11, “Targeted Improvements” to ASC 842, which includes an option to not restate comparative periods in transition and instead to elect to use the effective date of ASC 842, “Leases”, as the date of initial application of transition. Based on the effective date, this guidance will apply and the Company will adopt this ASU beginning on January 1, 2019, and the Company plans to elect the transition option provided under ASU 2018-11. We have completed the qualitative analysis from the lessee perspective. As part of our process, we elected to utilize certain practical expedients that were provided for transition relief. Accordingly, we are not reassessing expired or existing contracts, lease classifications or related initial direct costs as part of our assessment process. Additionally, we elected the practical expedient to treat lease and non-lease components of fixed payments due to the lessor as one, and therefore no separate allocation is required on the initial implementation date of January 1, 2019, and thereafter. We anticipate the adoption of this standard will result in an increase in our right of use assets and lease liabilities in the range of $5.8 to $6.6 million recorded on our consolidated balance sheets on January 1, 2019. The Company does not believe the adoption of this guidance will have a material impact on its consolidated results of operations or cash flows.

2.  DISCONTINUED OPERATIONS

In December 2016, the Company’s board of directors approved plans to discontinue its cardiac diagnostic monitoring business. The Company sold the cardiac diagnostic monitoring business on February 17, 2017 to Datrix, LLC.

The following table shows the results of the cardiac diagnostic monitoring discontinued operations:

	Year Ended
	December 31,	December 31,	December 31,
	2018	2017	2016

Revenue, net	$—	$140	$1,161
Operating costs and expenses	—	(268)	(2,135)
Loss on impairment	—	—	(796)
Net loss from discontinued operations	$—	$(128)	$(1,770)

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

Acquisition costs of $216 were incurred and recorded during the year ended December 31, 2016 and are included in other expenses, net in the consolidated statements of operations. We consider the majority of the acquisition costs to be of the non-operating, miscellaneous nature, as they were incurred as part of a non-operating activity, a business acquisition

As part of the agreement to acquire the 20 percent interest, the Company also obtained the right to acquire the remaining 80 percent ownership interest for $650 in cash, the guarantee or repayment of approximately $1,800 in debt to HHE’s 80 percent holder and an earnout. The Company exercised the right to acquire the remaining ownership in January 2017 and closed on the acquisition of the remaining 80 percent interest in December 2017. Because the Company maintained control upon acquiring the ownership, there was no impact on the assets and liabilities acquired. The Company recorded a $880 charge to additional paid-in capital related to losses previously allocated to the noncontrolling interest.

Unaudited Supplemental Pro Forma Financial Information

The following unaudited supplemental pro forma information combines the Company’s results with those of Hearing Help Express as if the acquisition had occurred at the beginning of the period presented. This unaudited pro forma information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported for the period presented had the acquisition been completed at the beginning of the period presented, and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

December 31,
Unaudited	2016
Revenue	$73,828
Net earnings attributable to IntriCon Shareholders	(4,749)
Net earnings per share
Basic	$(0.73)
Diluted	$(0.73)

The Company believes the above historical pro forma results are not indicative of the future results of Hearing Help Express due to such company being purchased out of bankruptcy and due to the many usual and infrequent charges that occurred for this company during the period noted above.

5. Significant Changes Due to Topic 606

The Company’s significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies”. In May 2014, the FASB issued ASU 2014-09 “Topic 606. Revenue from Contracts with Customers” (Topic 606). Topic 606 supersedes the revenue recognition requirements previously set forth in the Accounting Standards Codification (ASC) Topic 605 “Revenue Recognition,” and requires entities to recognize revenue when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company adopted Topic 606 with a date of initial application of January 1, 2018.

The Company applied Topic 606 retrospectively using the practical expedient in ASC 606-10-65-1(f)(3). The Company notes that all previously reported historical amounts are adjusted for the impact of Topic 606.

Sales of Customized Medical Biotelemetry Products - The primary factor impacting the timing of the Company’s reported net income (loss) in the financial statements as a result of the adoption of Topic 606 is the acceleration of revenue and associated cost of goods sold recognized from the sale of customized medical biotelemetry products. For sales of these products, the Company previously recognized revenue at a point in time when the products were completed and shipped to the customer. Under Topic 606, if control of the products is transferred to the customer over the manufacturing process and the criteria for over time revenue recognition are otherwise met, revenue is recognized as products are manufactured utilizing an appropriate measure of progress toward satisfaction of the performance obligation. The Company’s contracts with customers for the production of customized medical biotelemetry products meet the criteria for over time revenue recognition; therefore, the Company utilizes an input method based on actual costs incurred in the manufacturing process to date relative to total expected production costs as a measure of progress toward transfer of control of the products to the customer and recognizes revenue on that basis. Amounts recognized as revenue but not yet shipped or billed to the customer are recorded as contract assets.

Principal vs. Agent Role in Sales under Supply Arrangement - The Company has determined that the nature of its promise to a third-party supplier is a performance obligation to provide the integrated hearing aid products to its customers and that the associated sales contracts meet the control criteria necessary to qualify the Company as the principal in the transactions. As a result, gross reporting of revenues for sales under the supply arrangement is appropriate under Topic 606 and the profit sharing amount due to the third party is reported as cost of goods sold.

Impacts on financial statements

Previously reported amounts for revenue, cost of goods sold, contract assets and contract liabilities have been retrospectively adjusted to provide amounts comparable to the reporting under Topic 606. The following tables summarize the effects of adopting this accounting standard on the Company’s Consolidated Financial Statements.

Consolidated Statement of Operations:

	Twelve Months Ended December 31, 2017, as reported	Effect of Adoption of ASC 606	Twelve Months Ended December 31, 2017, as adjusted	Twelve Months Ended December 31, 2016, as reported	Effect of Adoption of ASC 606	Twelve Months Ended December 31, 2016, as adjusted

Revenue, net	$88,310	$2,327	$90,637	$68,009	$971	$68,980
Cost of goods sold	61,819	2,071	63,890	50,937	1,327	52,264

Gross profit	26,491	256	26,747	17,072	(356)	16,716

Operating expenses:

Sales and marketing	9,447	—	9,447	4,700	—	4,700

General and administrative	10,339	—	10,339	9,154	—	9,154

Research and development	4,458	—	4,458	4,688	—	4,688

Restructuring charges (Note 3)	—	—	—	132	—	132

Total operating expenses	24,244	—	24,244	18,674	—	18,674

Operating income (loss)	2,247	256	2,503	(1,602)	(356)	(1,958)

Interest expense	(716)	—	(716)	(553)	—	(553)

Other expense	(367)	—	(367)	(602)	—	(602)

Income from continuing operations before income taxes and discontinued operations	1,164	256	1,420	(2,757)	(356)	(3,113)

Income tax expense	8	—	8	217	—	217

Income (loss) from continuing operations before discontinued operations	1,156	256	1,412	(2,974)	(356)	(3,330)

Loss on sale of discontinued operations (Note 2)	(164)	—	(164)	—	—	—

Loss from discontinued operations (Note 2)	(128)	—	(128)	(1,770)	—	(1,770)

Net income (loss)	864	256	1,120	(4,744)	(356)	(5,100)

Less: Loss allocated to non-controlling interest	(938)	—	(938)	(157)	—	(157)

Net income (loss) attributable to IntriCon shareholders	$1,802	$256	$2,058	$(4,587)	$(356)	$(4,943)

Basic income (loss) per share attributable to IntriCon shareholders:

Continuing operations	$0.31	$0.04	$0.34	$(0.43)	$(0.05)	$(0.49)

Discontinued operations	(0.04)	—	(0.04)	(0.27)	—	(0.27)

Net income (loss) per share	$0.26	$0.04	$0.30	$(0.71)	$(0.05)	$(0.76)

Diluted income (loss) per share attributable to IntriCon shareholders:

Continuing operations	$0.29	$0.04	$0.32	$(0.43)	$(0.05)	$(0.49)

Discontinued operations	(0.04)	—	(0.04)	(0.27)	—	(0.27)

Net income (loss) per share	$0.25	$0.04	$0.28	$(0.71)	$(0.05)	$(0.76)

Average shares outstanding:

Basic	6,852	6,852	6,852	6,497	6,497	6,497

Diluted	7,307	7,307	7,307	6,497	6,497	6,497

Consolidated Statement of Comprehensive Income (Loss):

	Twelve Months Ended December 31, 2017, as reported	Effect of Adoption of ASC 606	Twelve Months Ended December 31, 2017, as adjusted

Net income	$864	$256	$1,120

	Twelve Months Ended December 31, 2016, as reported	Effect of Adoption of ASC 606	Twelve Months Ended December 31, 2016, as adjusted

Net income (loss)	$(4,744)	$(356)	$(5,100)

Consolidated Statement of Cash Flows:

	Twelve Months Ended December 31, 2017, as reported	Effect of Adoption of ASC 606	Twelve Months Ended December 31, 2017, as adjusted

Net income	$864	$256	$1,120
Inventories	(3,114)	346	(2,768)
Contract assets	—	(1,117)	(1,117)
Accrued Expenses	1,622	515	2,137

	Twelve Months Ended December 31, 2016, as reported	Effect of Adoption of ASC 606	Twelve Months Ended December 31, 2016, as adjusted

Net income (loss)	$(4,744)	$(356)	$(5,100)
Inventories	1,813	(726)	1,087
Contract assets	—	1,082	1,082

Consolidated Balance Sheet:

	December 31, 2017, as reported	Effect of Adoption of ASC 606	December 31, 2017, as adjusted

Inventories	$15,397	$(1,689)	$13,708
Contract assets	—	2,979	2,979
Other accrued liabilities	3,224	515	3,739
Accumulated deficit	(6,831)	775	(6,056)

Consolidated Statement of Equity:

	December 31, 2017, as reported	Effect of Adoption of ASC 606	December 31, 2017, as adjusted

Accumulated Deficit	$(6,831)	$775	$(6,056)

	December 31, 2016, as reported	Effect of Adoption of ASC 606	December 31, 2016, as adjusted

Accumulated Deficit	$(8,633)	$519	$(8,114)

	December 31, 2015, as reported	Effect of Adoption of ASC 606	December 31, 2015, as adjusted

Accumulated Deficit	$(4,046)	$875	$(3,171)

Transaction price allocated to remaining performance obligations - The Company’s remaining performance obligations as of December 31, 2018 primarily include uncompleted production of customized products for which control transfers to the customer over time, certain uncompleted product sales for orders received and future obligations under service plan arrangements recognized over time. The Company has elected to apply the practical expedient provided in ASC 606-10-50-14 and not disclose information about the amount of transaction price allocated to these remaining performance obligations as they all have original expected durations of one year or less.

The following table provides information about receivables, contracts assets, and contract liabilities from contracts with customers.

	December 31, 2018	December 31, 2017, as adjusted

Receivables, included in accounts receivable, less allowance for doubtful accounts	$11,479	$9,052
Contract assets	5,624	2,979
Contract liabilities, included in other current liabilities	457	312

Significant changes in contract assets and contract liabilities during the period are as follows:

	For the twelve months ended December 31, 2018
	Contract assets increase (decrease)	Contract liabilities (increase) decrease

Reclassification of beginning contract liabilities to revenue, as a result of performance obligations satisfied	$—	$312
Cash received in advance and not recognized as revenue	—	(457)
Contract assets recognized, net of reclassification to accounts receivable	2,645	—
Net Change	$2,645	$(145)

6.  SEGMENT REPORTING

The Company currently operates in two reportable segments: body-worn devices and hearing health direct-to-end-consumer. The nature of distribution and services has been deemed separately identifiable. Therefore, segment reporting has been applied.

Income (loss) from operations is total revenues, net less cost of goods sold and operating expenses. Identifiable assets by industry segment include assets directly identifiable with those operations. The accounting policies applied to determine segment information are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of each segment based on income and loss from operations before income taxes. The following table summarizes data by industry segment:

At and for the Year Ended December 31, 2018	Body Worn Devices	Hearing Health Direct-to-End-Consumer	Total
Revenue, net	$109,604	$6,858	$116,462
Income (loss) from continuing operations	9,093	(3,546)	5,547
Identifiable assets (excluding goodwill)	99,301	5,139	104,440
Goodwill	9,551	1,257	10,808
Depreciation and amortization	2,730	213	2,943
Capital expenditures	5,342	165	5,507

At and for the Year Ended December 31, 2017	Body Worn Devices	Hearing Health Direct-to-End-Consumer	Total
Revenue, net	$84,145	$6,492	$90,637
Income (loss) from continuing operations	2,603	(1,191)	1,412
Identifiable assets (excluding goodwill)	37,941	5,725	43,666
Goodwill	9,551	1,257	10,808
Depreciation and amortization	1,982	212	2,194
Capital expenditures	2,158	155	2,313

7.  GEOGRAPHIC AND CUSTOMER INFORMATION

The geographical distribution of long-lived assets, consisting of property, plant and equipment and net revenue to geographical areas as of and for the years ended December 31, 2018 and 2017 is set forth below:

Long-lived Assets, Net

	December 31,	December 31,
	2018	2017
United States	$10,065	$5,407
Singapore	1,240	1,254
Other	427	514
Consolidated	$11,732	$7,175

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

Net Revenue to Geographical Areas

	Year Ended December 31
Net Revenue to Geographical Areas	2018	2017	2016

United States	$96,822	$73,073	$48,431
Europe	8,360	9,249	11,019
Asia	10,009	7,477	8,187
All other countries	1,271	838	1,343
Consolidated	$116,462	$90,637	$68,980

Geographic net revenue is allocated based on the location of the customer.

Customer Information

One customer accounted for 56 percent, 48 percent and 40 percent of the Company’s consolidated net revenue in 2018, 2017 and 2016, respectively. During 2018, 2017 and 2016, the top five customers accounted for approximately 70 percent, 63 percent and 59 percent of the Company’s consolidated net revenue, respectively.

At December 31, 2018, two customers accounted for a combined 52 percent of the Company’s consolidated accounts receivable. Two customers accounted for a combined 33 percent of the Company’s consolidated accounts receivable at December 31, 2017.

At December 31, 2018, one customer accounted for 78 percent of the Company’s consolidated contract assets. One customer accounted for 62 percent of the Company’s consolidated contract assets at December 31, 2017.

8. GOODWILL

The Company performed its annual goodwill impairment test as of November 30th for each of the years ended December 31, 2018, 2017 and 2016 for all reporting units.

For the hearing health direct-to-end consumer reporting unit, the comparison of the Company’s fair value to the carrying value resulted in excess value. Fair value was determined using a discounted cash flow method, which requires the use of various estimates. The Company used estimates it considers reasonable. The calculated impact of a 1% change in the discount rate utilized in determining fair value results in a change in fair value of approximately $1,000.

The Company has concluded that no impairment of goodwill or intangible assets occurred within continuing operations during the years ended December 31, 2018, 2017 and 2016.

The changes in the carrying amount of goodwill for the years presented are as follows:

Carrying amount at December 31, 2015	$9,551
Acquisition of equity interest of Hearing Help Express (Note 4)	1,004
Carrying amount at December 31, 2016	10,555
Adjustments	253
Carrying amount at December 31, 2017	10,808
Adjustments	—
Carrying amount at December 31, 2018	$10,808

9. INTANGIBLE ASSETS

Intangible assets consisted of the following:

	December 31,	December 31,
	2018	2017
Trademark	$1,370	$1,370
Customer list	1,550	1,550
Accumulated amortization	(335)	(180)
Total, net of accumulated amortization	$2,585	$2,740

The definite-lived intangible assets consist of various acquired Hearing Help Express trademarks and customer relationships. The asset life of trademarks is 20 years and the life of the customer list is 18 years. The annual amortization expense for the trademark and customer list will approximate $155 for the next five years.

10. INVESTMENT IN PARTNERSHIPS

Investment in partnerships consisted of the following:

	December 31,	December 31,
	2018	2017
Investment in and cash advance for Soundperience	$1,022	$842
Investment in Signison	865	498
Other	204	276
Total	$2,091	$1,616

As of December 31, 2017, the Company held a 16% ownership interest in Soundperience, which was accounted for using the cost method. In February 2018, the Company acquired an additional 33% stake in Soundperience for 1,500 Euros, bringing our total ownership to 49%. Soundperience is accounted for in the Company’s financial statements using the equity method as of December 31, 2018.

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

The Company has a 50% ownership interest in Signison as of December 31, 2018. Signison is accounted for in the Company’s financial statements using the equity method.

11. INVESTMENT SECURITIES

The Company has invested a portion of its proceeds from the August 2018 equity offering in certain liquid investment securities. The Company follows the authoritative guidance on fair value measurements and disclosures with respect to assets and liabilities that are measured at fair value on both a recurring and non-recurring basis. Under this guidance, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, developed based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement.

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

Assets and liabilities that are measured at fair value on a recurring basis primarily relate to marketable equity securities. These items are marked-to-market at each reporting period. The following tables provide information by level for assets and liabilities that are measured at fair value on a recurring basis:

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
	December 31,
	2018	Level 1	Level 2	Level 3
Available for sale securities	$38,093	$38,093	$—	$—

	Fair Value as of	Fair Value Measurements Using Inputs Considered as
December 31,
	2017	Level 1	Level 2	Level 3
Available for sale securities	$—	$—	$—	$—

Financial assets that are classified as Level 1 securities include available for sale securities. These are valued using quoted market prices in an active market. All of the available for sale securities are invested in a money market account as of December 31, 2018. The Company held no available for sale securities as of December 31, 2017.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the three and twelve months ended December 31, 2018. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

12. INVENTORIES

Inventories consisted of the following:

	Raw materials	Work-in process	Finished products and components	Total

December 31, 2018
Domestic	$10,657	$2,484	$1,583	$14,724
Foreign	2,671	653	933	4,257
Total	$13,328	$3,137	$2,516	$18,981

December 31, 2017
Domestic	$6,924	$1,791	$1,366	$10,081
Foreign	2,258	514	855	3,627
Total	$9,182	$2,305	$2,221	$13,708

13. SHORT AND LONG-TERM DEBT

Short and long-term debt at December 31, 2018 and 2017 was as follows:

	December 31, 2018	December 31, 2017
Domestic asset-based revolving credit facility	$—	$4,000
Foreign overdraft and letter of credit facility	—	1,250
Domestic term loan	—	6,250
Unamortized finance costs	—	(139)
Total debt	—	11,361
Less: Current maturities	—	(2,040)
Total long-term debt	$—	$9,321

During the second half of 2018, we utilized proceeds from our equity offering (see Note 18) and repaid all of our domestic and foreign bank debt.

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with CIBC Bank USA (formerly known as The PrivateBank and Trust Company). The credit facility, as amended through December 31, 2018, provides for a $11,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve. The credit facility matures on December 15, 2022.

The Company was in compliance with all applicable covenants under the credit facility as of December 31, 2018.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset-based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate.

14. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31:

	2018	2017
Pension	$119	$93
Postretirement benefit obligation	73	78
Deferred revenue	786	1,851
NXP liability	2,225	—
Other	844	1,717
	$4,047	$3,739

The NXP liability, reflected above, relates to amounts owed to NXP Semiconductors (“NXP”) to gain access to their technology. Currently, the Company owes NXP $2,225 which must be paid in full by December 20, 2019.

15. DOMESTIC AND FOREIGN INCOME TAXES

Domestic and foreign income taxes (benefits) were comprised as follows:

	Year Ended December 31
	2018	2017	2016
Current
Federal	$—	$129	$62
State	—	17	13
Foreign	227	211	178
Total Current	$227	$357	$253

Deferred
Federal	12	(126)	(26)
State	—	—	—
Foreign	245	(223)	(10)
Total Deferred	$257	$(349)	$(36)
Income Tax Expense	$484	$8	$217

Income (loss) from continuing operations before income taxes and discontinued operations
Foreign	43	(342)	661
Domestic	5,988	1,762	(3,774)
	$6,031	$1,420	$(3,113)

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate based on income (loss):

	Year Ended December 31
	2018	2017 (a)	2016 (a)
Tax provision at statutory rate	21.00%	34.00%	34.00%
Change in valuation allowance	56.11	(502.26)	(46.42)
Impact of permanent items, including stock based compensation expense	(63.93)	19.62	(7.93)
Effect of foreign tax rates	1.03	7.04	2.49
State taxes net of federal benefit	(11.70)	8.03	5.05
Effect of dividend of foreign subsidiary in prior year	—	74.41	(3.85)
Prior year provision to return true-up	2.66	48.21	10.60
Non-controlling interest	—	2.08	(1.77)
Change in expected future rate	2.13	331.39	—
Other	0.73	(21.96)	0.86
Domestic and foreign income tax rate	8.03%	0.56%	(6.97)%

(a)	Historical effective tax rates have been adjusted due to the adoption of ASC 606 “Revenue from Contracts with Customers”. Please refer to Notes 5 and 6 for further information.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2018, and 2017 are presented below:

	Year Ended December 31
	2018	2017
Deferred tax assets:
Net operating loss carry forwards and credits	$9,415	$6,048
Inventory	678	558
Compensation accruals	1,046	1,083
Accruals and reserves	206	108
Credits	382	387
Other	372	757
Total Deferred tax assets	12,099	8,941
Less: valuation allowance	(10,791)	(7,407)
Deferred tax assets net of valuation allowance	$1,308	$1,534

Deferred tax liabilities
Depreciation and amortization	(1,068)	(1,117)

Undistributed earnings of foreign subsidiary	—	—
Total deferred tax liabilities	(1,068)	(1,117)
Net deferred tax	$240	$417

The valuation allowance is maintained against deferred tax assets which the Company has determined are more likely than not to be unrealized. The change in valuation allowance was ($3,384), $5,846, and ($3,443) for the years ended December 31, 2018, 2017, and 2016, respectively. For tax reporting purposes, the Company has actual federal and state net operating loss carryforwards of $38,432 and $23,725, respectively, as of December 31, 2018. These net operating loss carryforwards begin to expire in 2023 for federal tax purposes and began to expire in 2019 for state tax purposes. Subsequently recognized tax benefits, if any, related to the valuation allowance for deferred tax assets or realization of net operating loss carryforwards will be reported in the consolidated statements of operations. If substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that are available to be utilized.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has analyzed all tax positions for which the statute of limitations remains open. As a result of the assessment, the Company has not recorded any liabilities for unrecognized income tax benefits or retained earnings. The Company does not have any unrecognized tax benefits as of December 31, 2018, 2017 and 2016.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is still subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2003 to 2005, 2009 to 2013 and for the years 2015 and after. There are no on-going or pending IRS, state, or foreign examinations.

The Company recognizes penalties and interest accrued related to liability on unrecognized tax benefits in income tax expense for all periods presented. As of December 31, 2018 and 2017, the Company has no amounts accrued for the payment of interest and penalties.

IRC section 951A Global Intangible Low-Taxed income:

The Tax Cuts and Jobs Act enacted in December of 2017 introduced a new Global Intangible Low-Taxed Income (“GILTI”) provision that requires certain income earned by foreign subsidiaries to be included currently in the gross income of the U.S. shareholder. The GILTI provision is effective beginning the first tax year of a U.S. shareholder that begins on or after January 1, 2018. Under U.S. GAAP, the Company is allowed to make an accounting policy choice of either 1) treating taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period cost when incurred, or 2) factoring such amounts into the Company’s measurement of its deferred taxes. The Company has chosen to treat GILTI as a current-period cost when incurred.

16.  EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan for most of its domestic employees.  Under these plans, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plans. The Company contributions to these plans were $569, $445 and $212 for the years ended December 31, 2018, 2017 and 2016.

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

The following table presents the amounts recognized in the Company’s consolidated balance sheets at December 31, 2018 and 2017 for post-retirement medical benefits:

	2018	2017
Change in Projected Benefit Obligation:
Projected benefit obligation at January 1	$533	$604
Interest cost	16	19
Actuarial loss	(21)	(7)
Participant contributions	13	15
Benefits paid	(91)	(98)
Projected benefit obligation at December 31	450	533
Change in fair value of plan assets:
Employer contributions	78	83
Participant contributions	13	15
Benefits paid	(91)	(98)
Funded status	(450)	(533)
Current liabilities	73	78
Noncurrent liabilities	377	455
Net amount recognized	450	533
Amount recognized in other comprehensive income (loss)	—	—
Unrecognized net actuarial gain	—	—
Total	$—	$—

Accrued post-retirement medical benefit costs are classified as other post-retirement benefit obligations as of December 31, 2018 and 2017.

Net periodic post-retirement medical benefit costs for 2018, 2017, and 2016 included the following components:

For measurement purposes, a 5.7% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2018; the rate was assumed to decrease gradually to 4.6% by the year 2066 and remain at that level thereafter. The difference in the health care cost trend rate assumption may have a significant effect on the amounts reported.

The assumptions used for the years ended December 31 were as follows:

	2018	2017	2016
Annual increase in cost of benefits	5.7%	5.8%	5.9%
Discount rate used to determine year-end obligations	3.9%	3.3%	3.3%
Discount rate used to determine year-end expense	3.3%	3.3%	4.5%

In addition to the post-retirement medical benefits, the Company provides retirement related benefits to certain former executive employees and to certain employees of foreign subsidiaries. The liabilities established for these benefits at December 31, 2018 and 2017 are illustrated below.

	2018	2017
Current portion	$119	$93
Long-term portion	706	772
Total liability at December 31	$825	$865

The Company calculated the fair values of the pension plans above utilizing a discounted cash flow, using standard life expectancy tables, annual pension payments, and a discount rate of 4.5%.

Employer benefit payments (medical and pension), which reflect expected future service, are expected to be paid in the following years:

2019	$192
2020	180
2021	168
2022	156
2023	146
Years 2024-2028	412

17. CURRENCY TRANSLATION AND TRANSACTION ADJUSTMENTS

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

Foreign currency transaction amounts included in the consolidated statements of operations include losses of $64, $89 and $128 in 2018, 2017 and 2016, respectively.

18. COMMON STOCK AND STOCK OPTIONS

The Company has a 2006 Equity Incentive Plan and a 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan, which was approved by the shareholders on April 24, 2015, replaced the 2006 Equity Incentive Plan. New grants may not be made under the 2006 plan; however certain option grants under these plans remain exercisable as of December 31, 2018. The aggregate number of shares of common stock for which awards could be granted under the 2015 Equity Incentive Plan as of the date of adoption was 500 shares. Additionally, as outstanding options under the 2006 plan or 2015 plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise, the shares of the Company’s common stock subject to such options will become available for issuance under the 2015 Equity Incentive Plan.

Under the plans, executives, employees and outside directors receive awards of restricted stock units (RSUs) and/or options to purchase common stock. The Company may also grant stock awards, stock appreciation rights, restricted stock and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of December 31, 2018. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. RSUs under the plans generally vest over three years. Options under the plans generally vest over three years, and have a maximum term of 10 years.

The Company granted 98 RSUs for the year ended December 31, 2018. The RSUs vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant at which time common stock is issued with respect to vested units.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2015 equity incentive plan. The director program gives each non-employee director the right under the 2015 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. No shares were issued under the director program for the years ended December 31, 2018, 2017 and 2016.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2015 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There were no shares purchased under the program during the years ended December 31, 2018, 2017 and 2016.

Stock award activity during the periods indicated is as follows:

	Outstanding Awards			Weighted-average	Aggregate
	Stock Options	RSUs	Total	Exercise Price	Intrinsic Value
Outstanding at December 31, 2015	1,324	—	1,324	6.36
Awards forfeited or cancelled	(70)	—	(70)	5.75
Awards granted	192	—	192	7.11
Awards exercised	(61)	—	(61)	5.22
Outstanding at December 31, 2016	1,385	—	1,385	6.54
Awards forfeited or cancelled	(30)	—	(30)	12.42
Awards granted	303	—	303	7.28
Awards exercised	(220)	—	(220)	10.67
Outstanding at December 31, 2017	1,438	—	1,438	6.00
Awards forfeited or cancelled	(8)	—	(8)	7.20
Awards granted	—	98	98	—
Awards exercised	(600)	—	(600)	5.65
			0
Outstanding at December 31, 2018	830	98	928	$5.59	$19,299

Exercisable at December 31, 2017			970	$5.42	$13,958

Exercisable at December 31, 2018			576	$5.81	$11,855

Available for future grant at December 31, 2018			249

The number of shares available for future grant at December 31, 2018, does not include a total of up to 428 shares subject to options outstanding under the 2006 plan which will become available for grant under the 2015 Equity Incentive Plan as outstanding options under the 2006 plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise of such options.

The weighted-average remaining contractual term of options exercisable and options outstanding at December 31, 2018 was 4.56 and 5.96 years. The total intrinsic value of options exercised during fiscal 2018, 2017 and 2016, was $25,724, $631 and $76, respectively.

The weighted-average per share grant date fair value of restricted stock units granted was $20.61 in 2018. The weighted-average per share grant date fair value of options granted was $4.20 and $4.17, in 2017 and 2016, respectively, using the Black-Scholes option-pricing model. No options were issued in 2018.

For disclosure purposes, the fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

	2017	2016
Dividend yield	0.0%	0.0%
Expected volatility	59.29 - 63.51%	61.66 - 66.45%
Risk-free interest rate	1.87-2.16%	1.36-2.00%
Expected life (years)	6.0	6.0

During 2018, the Company did not issue any stock options. The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option-pricing models require the input of subjective assumptions, including the expected stock price volatility. Because the Company’s options have characteristics different from those of traded options, in the opinion of management, the existing models do not necessarily provide a reliable single measure of the fair value of its options.

The Company calculates expected volatility for stock options and awards using the Company’s historical volatility.

The expected term for stock options and awards is calculated based on the Company’s estimate of future exercise at the time of grant.

The Company currently estimates a zero percent forfeiture rate for stock options and regularly reviews this estimate. There were no material forfeitures during fiscal years 2018, 2017 and 2016.

The risk-free rates for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recorded $1,395, $844, and $685 of non-cash stock compensation expense for the years ended December 31, 2018, 2017 and 2016, respectively. There were 38 stock options that were forfeited using the “net exercise” method of exercise for the year ended December 31, 2018. As of December 31, 2018, there was $1,905 of total non-cash stock compensation expense related to non-vested awards that is expected to be recognized over a weighted-average period of 1.83 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 7, 11, and 18 shares purchased under the Purchase Plan during the years ended December 31, 2018, 2017 and 2016, respectively.

On August 20, 2018, the Company completed a public offering and sale of 1,725 shares of common stock at a price to the public of $55.00 per share less an underwriting discount of $3.30 per share. The net proceeds from this offering, after deducting underwriting discounts and offering expenses, totaled approximately $88,967 and were used to repay debt, fund capital expenditures, to repurchase 500 shares of common stock owned by directors and officers and for working capital and other general corporate purposes.

19. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year Ended December 31
	2018	2017	2016
Numerator:
Income (loss) from continuing operations before discontinued operations	$5,547	$1,412	$(3,330)

Loss from discontinued operations, net of income taxes	—	(128)	(1,770)

Loss on sale of discontinued operations	—	(164)	—

Net income (loss)	5,547	1,120	(5,100)

Less: Loss allocated to non-controlling interest	—	(938)	(157)

Net Income (loss) attributable to shareholders	$5,547	$2,058	$(4,943)

Denominator:
Basic – weighted shares outstanding	7,599	6,852	6,497

Weighted shares assumed upon exercise of stock options	1,031	455	—

Diluted – weighted shares outstanding	8,630	7,307	6,497

Basic income (loss) per share attributable to shareholders:
Continuing operations	$0.73	$0.34	$(0.49)
Discontinued operations	—	(0.04)	(0.27)
Net income (loss) per share:	$0.73	$0.30	$(0.76)

Diluted income (loss) per share attributable to shareholders:
Continuing operations	$0.64	$0.32	$(0.49)
Discontinued operations	—	(0.04)	(0.27)
Net income (loss) per share:	$0.64	$0.28	$(0.76)

The Company excluded all stock options, including 37 in the money options, in 2016 from the computation of the diluted income per share because their effect would have been anti-dilutive due to the Company’s net loss in the period. The Company excluded in the money stock options of 5 and 28 in 2018 and 2017, respectively, from the computation of the diluted income per share because their effect would be anti-dilutive. For additional disclosures regarding the stock options, see Note 18.

20. CONTINGENCIES AND COMMITMENTS

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

The Company’s former wholly owned French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the completion of the French insolvency proceeding, including liabilities under guarantees aggregating approximately $448.

The Company is also involved from time to time in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect our consolidated financial position, liquidity or results of operations.

Total expense for 2018, 2017 and 2016 under leases pertaining primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more, aggregated $2,327, $1,728, and $1,498, respectively. Remaining payments under such leases are as follows: 2019 - $2,417; 2020 - $2,255; 2021 - $1,689; 2022 - $950; 2023 - $188, which includes three leased facility in Minnesota, two that expire in 2022 and one that expires in 2023, one leased facility in Illinois that expires in 2021, one leased facility in Singapore that expires in 2020, one leased facility in Indonesia that expires in 2021, one leased facility in the United Kingdom that expires in 2021, and one leased facility in Germany that expires in 2022. Certain leases contain renewal options as provided in the lease agreements.

On October 5, 2007, the Company entered into employment agreements with its executive officers. The agreements call for payments ranging from one to two years base salary and unpaid bonus, if any, to the executives should there be a change of control as defined in the agreement and the executives are not retained for a period of at least one year following such change of control. Under the agreements, all stock options granted to the executives would vest immediately and be exercisable in accordance with the terms of such stock options. The Company also agreed that if it enters into an agreement to sell substantially all of its assets, it will obligate the buyer to fulfill its obligations pursuant to the agreements. The agreements terminate, except to the extent that any obligation remains unpaid, upon the earlier of termination of the executive’s employment prior to a change of control or asset sale for any reason or the termination of the executive after a change of control for any reason other than by involuntary termination as defined in the agreements.

21. RELATED-PARTY TRANSACTIONS

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of our Board of Directors. The Company paid approximately $498, $140, and $406 to Blank Rome LLP for legal services and costs in 2018, 2017 and 2016, respectively.

The Company has a 50% ownership in Signison, a German based hearing health company. Signison owes the Company notes receivable of $1,678 which is included in investment in partnership on the balance sheet as of December 31, 2018.

The Company used $25,850 of the proceeds from the 2018 equity offering to repurchase 500 shares of common stock from certain directors and officers. The price paid by the Company for each share was the same price per share that the Company received in the offering.

Prior to and during the fourth quarter of 2017, one of our subsidiaries leased office and factory spaces that was owned by one present and two former officers of the subsidiary, including Mark Gorder, a member of the Company’s Board of Directors and the President and Chief Executive Officer of the Company. During the fourth quarter of 2017, such related parties sold the property to an unrelated party and the Company continues to lease the property. The total base rent expense, real estate taxes and other charges incurred to the related parties under the lease was approximately $371 and $484 for the years ended December 31, 2017 and 2016, respectively.

22.  SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

Supplemental disclosures of cash flow information:

	Year Ended December 31
	2018	2017	2016
Interest received	$381	$1	$1
Interest paid	680	716	568
Income taxes paid	190	166	196

Noncash Transactions:	2018	2017	2016
NXP technology access	$(473)	$2,732	$—
NXP liability	(375)	2,600	—

Property, plant and equipment purchases that remain in accounts payable as of December 31, 2018 were $1,030.

23.  REVENUE BY MARKET

The following table sets forth, for the periods indicated, net revenue by market:

	Year Ended December 31
	2018	2017	2016

Medical Biotelemetry	$75,645	$53,452	$36,618
Hearing Health	26,720	24,527	23,837
Hearing Health Direct-to-End-Consumer	6,858	6,492	1,025
Professional Audio Communications	7,239	6,166	7,500
Total Net Revenue	$116,462	$90,637	$68,980

24. SUBSEQUENT EVENTS

In January 2019, the Company purchased the source code for the Sentibo Smart Brain self-fitting software from Soundperience for 1,829 Euros and the relinquishing of our 49% ownership interest in Soundperience.

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

Independent Registered Public Accounting Firm’s Attestation Report on Internal Control Over Financial Reporting. The attestation report of Baker Tilly Virchow Krause, LLP, our independent registered public accounting firm, required under this Item 9A, is contained in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm”.

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

ITEM 9B.   Other Information

None.

PART III

ITEM 10.   Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement relating to its 2019 annual meeting of shareholders, including but not necessarily limited to the sections of the 2019 proxy statement entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information concerning executive officers contained in Item 4A hereof is incorporated by reference into this Item 10.

Code of Ethics

The Company has adopted a code of ethics that applies to its directors, officers and employees, including its principal executive officer, principal financial and accounting officer, controller and persons performing similar functions. Copies of the Company’s code of ethics are available without charge upon written request directed to Cari Sather, Director of Human Resources, IntriCon Corporation, 1260 Red Fox Road, Arden Hills, Minnesota 55112. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any future amendments to a provision of its code of ethics by posting such information on the Company’s website: www.intricon.com.

ITEM 11.   Executive Compensation

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement relating to its 2019 annual meeting of shareholders, including but not necessarily limited to the sections of the 2019 proxy statement entitled “Director Compensation for 2019,” and “Executive Compensation”.

ITEM 12.   Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement relating to its 2019 annual meeting of shareholders, including but not necessarily limited to the section of the 2019 proxy statement entitled “Share Ownership of Certain Beneficial Owners, Directors and Certain Officers.”

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2018:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	928	$5.59	341
Equity Compensation plans not approved by security holders	—	—	—
Total	928	$5.59	341

(1)	The amount in column (a) includes outstanding options to purchase 830 shares of common stock and unvested restricted stock units for 98 shares of common stock.
(2)	The weighted average exercise price in column (b) is based only on outstanding stock options.
(3)

The amount shown in column (c) includes 249 shares issuable under the Company’s 2015 Equity Incentive Plan (the “2015 Plan”) and 92 shares available for purchase under the Company’s Employee Stock Purchase Plan. Under the terms of the 2015 Plan, as outstanding options under the Company’s 2006 Equity Incentive Plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise, the shares of common stock subject to such options will become available for issuance under the 2015 Plan. As of December 31, 2018, 428 shares of common stock were subject to outstanding options under the 2006 Equity Incentive Plan. Accordingly, if any of these options expire, terminate, are cancelled or forfeited or are withheld in a net exercise, the shares of common stock subject to such options also will be available for issuance under the 2015 Plan.

ITEM 13.   Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement relating to its 2019 annual meeting of shareholders, including but not necessarily limited to the sections of the 2019 proxy statement entitled “Certain Relationships and Related Party Transactions” and “Independence of the Board of Directors.”

ITEM 14.   Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the Company’s definitive proxy statement relating to its 2019 annual meeting of shareholders, including but not necessarily limited to the sections of the 2019 proxy statement entitled “Independent Registered Public Accounting Fee Information.”

PART IV

ITEM 15.   Exhibits, Financial Statement Schedules

(a)  The following documents are filed as a part of this report:

1)	Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.

Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2018, 2017 and 2016.

Consolidated Balance Sheets at December 31, 2018 and 2017.

Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016.

Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016.

Notes to Consolidated Financial Statements.

3)	Exhibits –

3.1	The Company’s Amended and Restated Articles of Incorporation, as amended. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2008.)

3.2	The Company’s Amended and Restated By-Laws. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference from the Company’s Registration Statement on Form S-3 (registration no. 333-200182) filed with the Commission on November 13, 2014.)

+10.1	Supplemental Retirement Plan (amended and restated effective January 1, 1995). (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.)

+10.2	2006 Equity Incentive Plan, as amended. (Incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 15, 2012.)

+10.3	Form of Stock Option Agreement issued to executive officers pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

+10.4	Form of Stock Option Agreement issued to directors pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

+10.5	Non-Employee Directors Stock Fee Election Program. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

+10.6	Non-Employee Director and Executive Officer Stock Purchase Program, as amended. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

10.7	Agreement by and between K/S HIMPP and IntriCon Corporation dated December 1, 2006 and the schedules thereto. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

+10.8	Employment Agreement with Mark S. Gorder. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

+10.9	Form of Employment Agreement with executive officers. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

10.10.1	Eleventh Amendment to Loan and Security Agreement and Waiver among the Company, IntriCon, Inc., I-Management, LLC, Hearing Help Express, Inc., and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated as of December 15, 2017. Exhibit A to this Amendment contains the fully amended Loan and Security Agreement among the parties. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

10.10.2	Twelfth Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., Hearing Help Express, Inc. and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated as of July, 23, 2018. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018)

10.11	Amended and Restated Revolving Note from the Company, IntriCon, Inc. and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated July 23, 2018. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

10.12	Amended and Restated Term Note from the Company, IntriCon, Inc., I-Management, LLC and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated December 15, 2017. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

10.13	Amended and Restated CapEx Note from the Company, IntriCon, Inc. and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated July, 23, 2018. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

+10.14	Annual Incentive Plan for Executives and Key Employees. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)

+10.15	Amended and Restated Amendment to Equity Plans. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

+10.16	Amendment No. 2 to Equity Plans. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

+10.17	2015 Equity Incentive Plan. (Incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 6, 2015.)

+10.18	Form of Stock Option Agreement issued to employees pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

+10.19	Form of Stock Option Agreement issued to directors pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

+10.20	Form of Performance Stock Option Agreement issued to employees pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

+10.21	Form of Restricted Stock Unit Agreement issued to employees pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

+10.22	Form of Restricted Stock Unit Agreement issued to directors pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

+10.23	Employee Stock Purchase Plan, as amended (Incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 11, 2016).

10.24	Investment Agreement dated as of April 19, 2017 among IntriCon, Inc., Rheinton GmbH and Soundperience GmbH (English translation). (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017.)

10.25	Equity Purchase Agreement, dated August 10, 2018, among the Company and certain directors and officers of the Company. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on August 14, 2018.)

21.1*	List of significant subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from IntriCon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets as of December 31, 2018 and 2017; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016; (v) Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2018, 2017 and 2016; and (vi) Notes to Consolidated Financial Statements.

*              Filed herewith.
+              Denotes management contract, compensatory plan or arrangement.

ITEM 16.   Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRICON CORPORATION (Registrant)

By:	/s/ Scott Longval
Scott Longval
Executive Vice President, Chief Financial Officer, Treasurer and Secretary

Dated:  March 14, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive
Officer and Director (principal executive officer)
March 14, 2019

/s/ Scott Longval
Scott Longval
Executive Vice President, Chief Financial Officer
Treasurer and Secretary
(principal accounting and financial officer)
March 14, 2019

/s/Nicholas A. Giordano
Nicholas A. Giordano
Director
March 14, 2019

/s/Robert N. Masucci
Robert N. Masucci
Director
March 14, 2019

/s/ Michael J. McKenna
Michael J. McKenna
Director
March 14, 2019

/s/ Philip I. Smith
Philip I. Smith
Director
March 14, 2019