Form 10-Q
period 2019-03-31
INTRICON CORP
filed 2019-05-10
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

☒  Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒  Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act). ☐ Yes ☒  No

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $1.00 per share	IIN	Nasdaq Global Market

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on April 30, 2019 was 8,737,015.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION

Consolidated Condensed Balance Sheets

(In Thousands, Except Per Share Amounts)

	March 31,	December 31,
	2019	2018
	(Unaudited)
Current assets:
Cash, cash equivalents and restricted cash	$13,190	$8,047
Short-term investments	16,008	38,093
Accounts receivable, less allowance for doubtful accounts of $368 at March 31, 2019 and $807 at December 31, 2018	10,493	11,479
Inventories	19,134	18,981
Contract assets	6,320	5,624
Other current assets	1,541	2,320
Total current assets	66,686	84,544

Machinery and equipment	38,202	37,161
Less: Accumulated depreciation	25,941	25,429
Net machinery and equipment	12,261	11,732

Goodwill	10,808	10,808
Intangible assets, net	2,546	2,585
Operating lease right of use asset	5,518	—
Investment in partnerships	1,324	2,091
Long-term investments	15,228	—
Other assets, net	6,525	3,488
Total assets	$120,896	$115,248

Current liabilities:
Current financing leases	$104	$—
Current operating leases	1,700	—
Accounts payable	12,237	13,191
Accrued salaries, wages and commissions	2,572	4,409
Other accrued liabilities	4,692	4,047
Total current liabilities	21,305	21,647

Noncurrent financing leases	95	—
Noncurrent operating leases	4,030	—
Other postretirement benefit obligations	366	377
Accrued pension liabilities	733	706
Other long-term liabilities	1,306	544
Total liabilities	27,835	23,274
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 8,714 and 8,664 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	8,714	8,664
Additional paid-in capital	85,131	84,999
Retained earnings (accumulated deficit)	266	(509)
Accumulated other comprehensive loss	(797)	(927)
Total shareholders’ equity	93,314	92,227
Non-controlling interest	(253)	(253)
Total equity	93,061	91,974
Total liabilities and equity	$120,896	$115,248

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Operations

 (In Thousands, Except Per Share Amounts)

	Three Months Ended
	March 31,	March 31,
	2019	2018
	(Unaudited)	(Unaudited)

Revenue, net	$30,109	$25,363
Cost of goods sold	21,358	16,951
Gross profit	8,751	8,412
Operating expenses:
Sales and marketing	3,536	2,840
General and administrative	3,425	3,061
Research and development	965	1,159
Total operating expenses	7,926	7,060
Operating income	825	1,352

Interest income (expense), net	215	(188)
Other expense, net	(134)	(208)
Income before income taxes	906	956
Income tax expense	131	187
Net income	$775	$769

Income per share of common stock:
Net income per share, Basic:	$0.09	$0.11
Net income per share, Diluted:	$0.08	$0.10

Average shares outstanding:
Basic	8,705	6,929
Diluted	9,382	7,843

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Comprehensive Income

 (In Thousands)

	Three Months Ended
	March 31,	March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Net income	$775	$769
Interest rate swap, net of taxes of $0	—	4
Investment in partnerships, net of taxes of $0	118	—
Pension and postretirement obligations, net of taxes of $0	5	5
Foreign currency translation adjustment, net of taxes of $0	7	77
Comprehensive income	$905	$855

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Cash Flows

 (In Thousands)

	Three Months Ended
	March 31,	March 31,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income	$775	$769
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	810	654
Equity in loss of partnerships	65	116
Stock-based compensation	329	333
Change in allowance for doubtful accounts	(439)	151
Changes in operating assets and liabilities:
Accounts receivable	1,301	(2,407)
Inventories	(171)	(1,183)
Contract assets	(696)	(1,787)
Other assets	971	139
Accounts payable	(1,108)	2,262
Accrued expenses	(1,431)	(316)
Other liabilities	29	14
Net cash provided by (used in) operating activities	435	(1,255)

Cash flows from investing activities:
Purchases of machinery and equipment	(954)	(485)
Payments for acquisition of other assets	(586)	—
Purchase of investment securities	(34,516)	—
Proceeds from sale of investment securities	38,015	—
Proceeds from maturities of investment securities	3,464	—
Investment in partnerships	(568)	(164)
Net cash provided by (used in) investing activities	4,855	(649)

Cash flows from financing activities:
Proceeds from long-term debt	—	6,106
Repayments of long-term debt	—	(4,550)
Payment of financing leases	(32)	—
Exercise of stock options and employee stock purchase plan shares	88	267
Withholding of common stock upon vesting of restricted stock units	(235)	—
Net cash provided by (used in) financing activities	(179)	1,823

Effect of exchange rate changes on cash	32	120

Net increase in cash	5,143	39
Cash, cash equivalents and restricted cash, beginning of period	8,047	1,017

Cash, cash equivalents and restricted cash, end of period	$13,190	$1,056

Noncash investing and financing:
Acquisition of machinery and equipment in accounts payable	160	305
Investment in partnership through liability incurred	—	308
Fitting software other asset through liabilities incurred and exchange of investment in partnership	3,093	—

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Equity

 (In Thousands)

	Shareholders’ Equity, Three Months Ended March 31, 2019 (Unaudited)
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balance December 31, 2018	8,664	$8,664	$84,999	$(509)	$(927)	$(253)	$91,974
Exercise of stock options, net	27	27	(9)	—	—	—	18
Withholding of common stock upon vesting of restricted stock units	20	20	(255)	—	—	—	(235)
Shares issued under the employee stock purchase plan	3	3	67	—	—	—	70
Stock-based compensation	—	—	329	—	—	—	329
Net income	—	—	—	775	—	—	775
Comprehensive income	—	—	—	—	130	—	130
Balance March 31, 2019	8,714	$8,714	$85,131	$266	$(797)	$(253)	$93,061

	Shareholders’ Equity, Three Months Ended March 31, 2018 (Unaudited)
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balance December 31, 2017	6,900	$6,900	$21,581	$(6,056)	$(733)	$(253)	$21,439
Exercise of stock options, net	41	41	167	—	—	—	208
Shares issued under the employee stock purchase plan	3	3	57	—	—	—	60
Stock-based compensation	—	—	333	—	—	—	333
Net income	—	—	—	769	—	—	769
Comprehensive income	—	—	—	—	86	—	86
Balance March 31, 2018	6,944	$6,944	$22,138	$(5,287)	$(647)	$(253)	$22,895

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation's (“IntriCon” or the “Company”) consolidated financial position as of March 31, 2019 and December 31, 2018, and the consolidated results of its operations, equity and cash flows for the three months ended March 31, 2019 and 2018. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2018 Annual Report on Form 10-K filed with the SEC.

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

The Company’s significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In February 2016, the FASB issued ASU 2016-02 “Leases” (Topic 842). Topic 842 supersedes the lease accounting guidance previously set forth in the Accounting Standards Codification (ASC) Topic 840 “Leases,” and requires lessees to recognize a lease liability and a right-of-use asset (ROU) for all leases that extend beyond one year. The Company adopted Topic 842 with a date of initial application of January 1, 2019, which resulted in a ROU asset and lease liability of approximately $6.0M.

The Company did not apply Topic 842 retrospectively using the transition option in ASU 2018-11, “Targeted Improvements” to ASC 842, to not restate comparative periods in transition and instead to use the effective date of ASC 842, “Leases”, as the date of initial application of transition. In addition, we elected the package of practical expedients permitted under the transition guidance within the new standard which allowed us to carry forward the historical lease classification.

Changes to the Company’s accounting policies as a result of adopting Topic 842 are discussed below:

Short-term lease recognition exemption. The Company adopted the short-term lease recognition exemption as an accounting policy. Accordingly, the Company will not recognize a lease liability and ROU asset for short-term leases in transition and, post-effective date, will continue to recognize short-term leases as expense on a straight-line basis over the lease term. Renewal and purchase options for a lease will be reassessed upon the occurrence of certain discrete reassessment events: (1) the lease term is extended more than 12 months beyond the end of the previously determined lease term or (2) the lessee now concludes that the lessee’s exercise of a purchase option is reasonably certain. When a lease no longer qualifies for the short-term lease exemption, the Company will apply ASC 842 guidance on initial recognition and measurement; the commencement date of the lease for this purpose is the date of the change in circumstances.

Accounting for certain leases at a portfolio level. The Company accounts for leases at a portfolio level when the criteria described below are met and it reasonably expects that the application of the lease model to the portfolio will not differ materially from the application to the individual leases in that portfolio. If the applicable criteria are met, the start of the lease term is expected to be the first of the month. The criteria are:

1.	Leases are similar in nature (e.g. similar underlying asset such as vehicles);

2.	Leases have identical or nearly identical contract provisions, including same lessor; and

3.	Leases with effective dates that fall within a narrow window of time (month or quarter) and have the same lease term

For purposes of arriving at the transition adjustment on the effective date, a total of seven vehicle leases were combined into three portfolios.

Combining lease and non-lease components into a single component. The Company elected to adopt this practical expedient for all asset classes. As a result of this election, the consideration included in the lease payments for these asset classes will be greater, resulting in a larger lease liability and ROU asset.

3.	Segment Reporting

The Company currently operates in two reportable segments: body-worn devices and hearing health direct-to-end-consumer (DTEC). The nature of distribution and services has been deemed separately identifiable. Therefore, segment reporting has been applied. The following table summarizes data by industry segment:

At and for the Three Months Ended March 31, 2019	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$28,479	$1,630	$30,109
Income (loss) before income taxes	2,388	(1,482)	906
Identifiable assets (excluding goodwill)	105,182	4,906	110,088
Goodwill	9,551	1,257	10,808
Depreciation and amortization	749	61	810
Capital expenditures	934	20	954

At and for the Three Months Ended March 31, 2018	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$23,572	$1,791	$25,363
Income (loss)	1,222	(453)	769
Identifiable assets (excluding goodwill)	42,121	6,640	48,761
Goodwill	9,551	1,257	10,808
Depreciation and amortization	604	50	654
Capital expenditures	475	10	485

4.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	March 31,	December 31,
	2019	2018
United States	$10,639	$10,065
Singapore	1,200	1,240
Other	422	427
Consolidated	$12,261	$11,732

Long-lived assets consist of property and equipment. Excluded from long-lived assets are investments in partnerships, patents, goodwill, operating lease ROU assets and certain other assets. The Company capitalizes long-lived assets pertaining to the production of specialized parts. These assets are periodically reviewed to ensure the net realizable value from the estimated future production based on forecasted cash flows exceeds the carrying value of the assets.

The geographical distribution of net revenue to geographical areas for the three months ended March 31, 2019 and 2018 were as follows:

	Three Months Ended
Net Revenue to Geographical Areas	March 31, 2019	March 31, 2018
United States	$24,215	$20,459
Europe	2,203	2,278
Asia	3,509	2,468
All other countries	182	158
Consolidated	$30,109	$25,363

Geographic net revenue is allocated based on the location of the customer.

For the three months ended March 31, 2019, one customer accounted for 57% of the Company’s consolidated net revenue. For the three months ended March 31, 2018, one customer accounted for 54% of the Company’s consolidated net revenue.

Two customers combined accounted for 49% and 52% of the Company’s consolidated accounts receivable at March 31, 2019 and December 31, 2018, respectively.

One customer accounted for 67% and 78% of the Company’s consolidated contract assets at March 31, 2019 and December 31, 2018, respectively.

5.	Investment in Partnerships

Investment in partnerships consisted of the following:

	March 31,	December 31,
	2019	2018
Investment in Signison	$1,138	$865
Investment in and cash advance for Soundperience	—	1,022
Other	186	204
Total	$1,324	$2,091

The Company has a 50% ownership interest in Signison as of March 31, 2019. Signison is accounted for in the Company’s financial statements using the equity method.

As of December 31, 2018, the Company held a 49% ownership interest in Soundperience, which was accounted for using the equity method. In January 2019, the Company purchased the source code for the Sentibo Smart Brain self-fitting software from Soundperience in exchange for 1,750 Euros, our 49% ownership and the related license agreement. See Note 8.

6.	Investment Securities

The Company currently invests in commercial paper, corporate notes and bonds with original maturities of not more than two years. The Company classifies these investments as held to maturity based on our intent and ability to hold these investments until maturity. As a result, these investments are recorded at amortized cost, which approximates fair value as of March 31, 2019. As of December 31, 2018, the Company invested in certain liquid investment securities which were classified as available for sale investments and measured at fair value based on Level 1 inputs.

The maturity dates of our investments as of March 31, 2019 are as follows:

	Less than one year	1-5 years	Total
Commercial Paper Original Maturities of 91 Days or More	$6,602	$—	$6,602
Corporate Notes and Bonds	9,406	15,228	24,634
Total Investments	$16,008	$15,228	$31,236

7.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
March 31, 2019
Domestic	$10,926	$2,403	$1,284	$14,613
Foreign	2,726	867	928	4,521
Total	$13,652	$3,270	$2,212	$19,134

December 31, 2018
Domestic	$10,657	$2,484	$1,583	$14,724
Foreign	2,671	653	933	4,257
Total	$13,328	$3,137	$2,516	$18,981

8.	Other Assets, Net

Other assets, net consisted of the following at:

	March 31,	December 31,
	2019	2018
Fitting Software	$3,679	$—
NXP Tech	2,161	2,259
Other	685	1,229
Total	$6,525	$3,488

In January 2019, the Company purchased the source code for self-fitting software from Soundperience for 1,750 Euros and also transferred our 49% ownership interest in Soundperience to the majority owner, positioning the Company to capitalize on the upcoming over-the-counter (OTC) hearing aid regulations. The Company has capitalized the self-fitting software within other assets, net based on the cost of the consideration transferred and will begin amortizing the asset when it is placed into service. Included in the capitalized cost of the self-fitting software is $586 of cash paid at closing as well as noncash amounts of $869 that are due in future quarterly installments over the next four years, $533 due in January 2023 and $1,691 for the value of the partnership and license agreement transferred. The future payments are due in Euros and the related liabilities will be revalued based on exchange rates as of each reporting period.

9.	Leases

The Company leases pertain primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more. The Company has three leased facilities in Minnesota, two that expire in 2022 and one that expires in 2023, one leased facility in Illinois that expires in 2021 and, one leased facility in Singapore that expires in 2020, one leased facility in Indonesia that expires in 2021, one leased facility in the United Kingdom that expires in 2021, and one leased facility in Germany that expires in 2022.

Certain foreign leases allow for variable lease payments that depend on an index or a market rate adjustment for the respective country and are adjusted on an annual basis. The adjustment is recognized as incurred in profit and loss. The facility leases include options to extend for terms ranging from one to five years. Lease options that the Company is reasonably certain to execute, will be included in the determination of the ROU asset and lease liability. The Company also leases various computer equipment that include bargain purchase options at termination. These leases have been classified as finance leases.

For the three months ended March 31, 2019, the Company has a weighted-average lease term of 1.9 years for its finance leases, and 3.2 years for its operating leases. For the three months ended March 31, 2019, the Company has a weighted-average discount rate of 5.56% for its finance leases, and 5.50% for its operating leases. Operating cash flows for the three months ended March 31, 2019 from financing leases and operating leases were $27 and $510, respectively. Financing lease assets are classified as machinery and equipment within the balance sheet.

The following tables summarizes lease costs by type:

March 31, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$25
Interest on lease liabilities	3

Operating lease cost	502
Variable lease cost*	144
Total lease cost	$674

*Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our domestic and foreign building leases.

Maturities of lease liabilities are as follows:

	Operating Leases	Financing Leases	Total
2019	$1,490	$80	$1,570
2020	1,825	98	1,923
2021	1,490	24	1,514
2022	924	—	924
2023	353	—	353
2024 and thereafter	281	8	289

Total lease payments	6,363	210	6,573

Less: Interest	(633)	(11)	(644)
Present value of lease liabilities	$5,730	$199	$5,929

As previously disclosed in Note 20 of the Notes to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K, prior to the adoption of ASU 2016-02, Leases (Topic 842), the future minimum payments required under lease agreements as of December 31, 2018 were 2019 - $2,417; 2020 - $2,255; 2021 - $1,689; 2022 - $950; 2023 - $188.

10.	Income Taxes

Income tax expense for the three months ended March 31, 2019 was $131 compared to $187 for the same period in 2018. The expense for the three months ended March 31, 2019 and 2018, was due to both domestic and foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes, however, due to the new tax legislation, there are limitations on the use of certain of the carryforwards and therefore the Company has recorded a full valuation allowance against the deferred tax asset.

The following was the income before income taxes for each jurisdiction in which the Company has operations for the three months ended March 31, 2019 and 2018.

	Three Months Ended
	March 31, 2019	March 31, 2018
United States	$884	$852
Singapore	117	248
Indonesia	21	21
United Kingdom	(192)	(236)
Germany	76	71

Income before income taxes	$906	$956

11.	Shareholders’ Equity and Stock-based Compensation

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

The Company granted 23 RSUs in the first quarter of 2019. The closing price of the Company’s common stock on the date of grant was $26.61. The RSUs vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant at which time common stock is issued with respect to vested units.

The Company has also granted stock options under the plans. Options granted under the plans generally vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant and have a maximum term of 10 years.

Stock award activity as of and during the three months ended March 31, 2019 was as follows:

	Outstanding Awards			Stock Option Weighted- Average	Aggregate
	Stock Options	RSUs	Total	Exercise Price (a)	Intrinsic Value

Outstanding at December 31, 2018	830	98	928	$5.59
Forfeited, cancelled or expired	(1)	—	(1)	4.00
Granted	—	23	23	—
Exercised or vested	(31)	(29)	(60)	2.10

Outstanding at March 31, 2019	798	92	890	$5.68	$17,266

Exercisable at March 31, 2019	638	—	638	$6.10	$12,107

Available for future grant at December 31, 2018			249

Available for future grant at March 31, 2019			231

(a) The weighted average exercise price calculation does not include outstanding RSUs

The number of shares available for future grants at March 31, 2019 does not include a total of up to 400 shares subject to options outstanding under the 2006 Equity Incentive Plan, which will become available for grant under the 2015 Equity Incentive Plan as outstanding options under the 2006 Equity Incentive Plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise of such options.

The Company recorded $329 and $333 of non-cash stock compensation expense for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, there was $2,176 of total unrecognized compensation costs related to non-vested stock option and RSU awards that are expected to be recognized over a weighted-average period of 1.91 years. The total intrinsic value of options exercised during the three months ended March 31, 2019 was $1,480.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, through March 31, 2019, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 3 and 1 shares purchased under the plan for the three months ended March 31, 2019 and 2018, respectively.

12.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended

	March 31, 2019	March 31, 2018
Numerator:

Net income	$775	$769

Denominator:
Basic – weighted shares outstanding	8,705	6,929
Weighted shares assumed upon exercise of stock options	677	914
Diluted – weighted shares outstanding	9,382	7,843

Basic net income per share:	$0.09	$0.11
Diluted net income per share:	$0.08	$0.10

The dilutive impact summarized above relates to the periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive options. Earnings per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the treasury stock method when computing the diluted earnings per share. Shares represented by RSUs are also included in the dilution calculation. Individual components of basic and diluted income per share may not sum to the total income per share due to rounding.

No options or RSUs were excluded from the dilutive calculation for the three months ended March 31, 2019 and March 31, 2018.

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

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors. For the three months ended March 31, 2019, the Company paid that firm approximately $71 for legal services and costs. For the three months ended March 31, 2018, the Company paid that firm approximately $103 for legal services and costs. The Chairman of our Board of Directors is considered independent under applicable Nasdaq and Securities and Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters. On May 1, 2019, the Chairman retired from the Company’s Board of Directors.

In January 2019, the Company purchased the source code for the Sentibo Smart Brain self-fitting software from Soundperience, an entity in which we owned 49%, for 1,750 Euros and the transfer back of our full ownership interest in Soundperience. See Note 8.

15.	Revenue by Market

The following tables set forth, for the periods indicated, net revenue by market:

Timing of revenue recognition for the three months ended March 31, 2019:

	Products and services transferred at point in time	Products and services transferred over time	Total
Medical Biotelemetry:
Diabetes	$—	$17,164	$17,164
Other Medical	—	3,629	3,629
Hearing Health:
Value Based DTEC	1,630	—	1,630
Value Based ITEC	2,577	—	2,577
Legacy OEM	3,342	—	3,342
Professional Audio Communications:	1,767	—	1,767
Total Net Revenue	$9,316	$20,793	$30,109

Timing of revenue recognition for the three months ended March 31, 2018:

	Products and services transferred at point in time	Products and services transferred over time	Total
Medical Biotelemetry:
Diabetes	$—	$13,562	$13,562
Other Medical	—	2,371	2,371
Hearing Health:
Value Based DTEC	1,791	—	1,791
Value Based ITEC	2,629	—	2,629
Legacy OEM	3,181	—	3,181
Professional Audio Communications:	1,829	—	1,829
Total Net Revenue	$9,430	$15,933	$25,363

16.	Subsequent Events

On April 17, 2019, the Company entered into a Thirteenth Amendment to the Loan and Security Agreement with CIBC Bank USA to reduce our borrowing capacity to $7,000; lessen restrictions surrounding acquisitions, business investments, distributions and disposition of assets; eliminate the mandatory prepayment requirement with respect to proceeds from asset sales and capital and debt financings; and eliminate the annual capital expenditure covenant.

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

The Company’s significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In February 2016, the FASB issued ASU 2016-02 “Leases” (Topic 842). Topic 842 supersedes the lease accounting guidance previously set forth in the Accounting Standards Codification (ASC) Topic 840 “Leases,” and requires lessees to recognize a lease liability and a right-of-use asset for all leases that extend beyond one year. The Company adopted Topic 842 with a date of initial application of January 1, 2019.

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

Today in the US market, the legacy channel pushes all hearing impaired through the same inefficient, costly channel. However, a very large portion of the hearing-impaired market – mostly notably those with mild to moderate losses – could be better served with the proper combination of high quality, outcome-based devices, advanced fitting software and consumer services/care best practices – all at much lower cost. We believe fundamental change is needed and are excited about the opportunity that we created through thoughtful hard work and planning: a chance to deliver superior outcomes-based affordable hearing healthcare, by combining state-of-the-art devices and software technology, along with best practices customer service and at a much lower cost directly to consumers across the country, many of whom have not been able to afford care previously.

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

Furthermore, there were significant public policy developments during 2017. On August 18, 2017, President Donald Trump signed into law H.R. 2430, the FDA Reauthorization Act of 2017, which included a section concerning the regulation of OTC hearing aids. The law is designed to enable adults with mild to moderate hearing loss to access OTC hearing aids without being seen by a hearing care professional. The law requires the FDA to create and regulate a category of OTC hearing aids to ensure they meet the same high standards for safety, consumer labeling, and manufacturing protection that all other medical devices must meet. Additionally, the law mandates that the FDA establish an OTC hearing aid category for adults with “perceived” mild to moderate hearing loss within three years of passage of the legislation. The FDA also must finalize a rule within 180 days after the close of the comment period, detailing what level of safety, labeling and consumer protections will be included. We believe this law has the potential to remove the significant barriers existing today that prevent innovative hearing health solutions. We believe that this law will invigorate competition, spur innovation and facilitate the development of an ecosystem of hearing health care that provides affordable and accessible solutions to millions of unserved or underserved Americans. Today, IntriCon serves both the value-based hearing healthcare channel and the legacy hearing health channel.

Value-Based Hearing Healthcare

The Company believes the value-based hearing healthcare (VBHH) market offers significant growth opportunities. In contrast to the legacy channel dynamics, the VBHH market channel is flexible and able to serve the end consumer through a variety of modalities which may include self-fitting, remote programing and adjustments, customer support call centers and bricks and mortar stores. The average price of a hearing aid sold through this channel is less than twenty-five percent of the average $2,400 device price typically sold through the legacy channel. The Company recently commissioned an ethnographic research study, which identified a $3+ billion annual VBHH market opportunity, fueled by an immediate addressable market of 6.8 million dissatisfied hearing aid users and 6.6 million current non-hearing aid users. In addition, this study assisted us in identifying our customer, various customer segmentations and personas. To best approach this market opportunity, we have focused our efforts to serve both the value-based Direct-to-End-Consumer (DTEC) and value-based Indirect-to-End-Consumer (ITEC) channels. Over the past decade we have invested in the manufacturing footprint, product technology and fitting software to provide individuals access to affordable, quality outcomes-based hearing healthcare.

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

In January 2019, the Company purchased the source code for the Sentibo Smart Brain self-fitting software from Soundperience, positioning the Company to capitalize on the upcoming OTC hearing aid regulations. Sentibo Smart Brain self-fitting software is designed to improve both channel productivity and the quality of first-time fittings, resulting in lower prices, greater access and increased customer satisfaction.

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

IntriCon has a suite of medical coils and micro coils that it offers to various original equipment manufacturing (OEM) customers. These products are currently used in pacemaker programming and interventional catheter positioning applications. We recently secured a new large medical customer for our proprietary medical coils to be used for pacemaker programming in their devices.

IntriCon manufactures bubble sensors and flow restrictors that monitor and control the flow of fluid in an intravenous infusion system as well as a family of safety needle products for an OEM customer that utilizes IntriCon’s insert and straight molding capabilities. These products are assembled using full automation, including built-in quality checks within the production lines.

Throughout 2018, we expanded our infrastructure to support anticipated growth from current medical biotelemetry customers and future growth from increased business development. Expansion efforts in 2018 included a newly leased 37,000-square-foot medical biotelemetry manufacturing and clean room facility in Minnesota, an additional 10,000-square-foot medical assembly space in Singapore, 13 new molding presses and a high-speed printed circuit board assembly line. In addition to these investments, our current customers invested several million dollars in tooling and automation within our facilities. While we have begun limited production on certain products in our new facilities, we are still working with current medical biotelemetry customers to complete required validation and qualification of several key production lines. We anticipate having all validation and qualification of our equipment and production lines related to the recent expansion complete by the end of 2019.

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

ULP Wireless

Wireless connectivity is fast becoming a required technology, and wireless capabilities are especially critical in new body-worn devices. IntriCon’s platform of wireless technology offers solutions for transmitting the body’s activities to caregivers and wireless audio links for professional communications and surveillance products, including diabetes monitoring and audio streaming for hearing devices.

IntriCon has completed the commercialization of the third generation of Physiolink (Physiolink 3) wireless technology, which will be incorporated into product platforms serving the medical biotelemetry, hearing health, hearing health direct-to-end-consumer and professional audio communication markets. This system is based on 2.4GHz proprietary digital radio protocol in the industrial-scientific-medical (ISM) frequency band and enables audio and data streaming and command and control to ear-worn and body-worn applications over distances of up to ten meters. The Physiolink 3 technology can be used to increase productivity in the emerging VBHH channels through in office wireless programming, remote cloud based fitting and consumer directed self-fitting of hearing aids. This will provide both greater access and lower costs for patients. In addition, remote control functions will improve the patient experience while using the device especially for those with diminished dexterity. The Physiolink 3 technology builds on the Physiolink 2 capabilities by adding wireless streaming at, what we believe, are much lower power levels than any technology currently on the market. This will allow for accessories to enhance the user experience in noisy environments by allowing audio streaming directly to the hearing aid.

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

In January 2019, the Company purchased the source code for the Sentibo Smart Brain self-fitting software from Soundperience. The Sentibo Smart Brain System is the first psycho-acoustic way of analyzing peripheral hearing and central hearing processing. It was developed by an international research team based on the latest scientific findings from the fields of audiology and brain research. We believe this software technology is a critical component to our domestic value-based hearing healthcare model. Sentibo, as well as our other proprietary fitting systems, are designed to improve both channel productivity and the quality of first-time fittings, resulting in lower prices, greater access and increased customer satisfaction. IntriCon expects to introduce our advanced fitting solutions through our various VBHH channels in 2019.

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

For a description of these and other risks, see Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, and other risks described elsewhere in this Quarterly Report on Form 10-Q, or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company’s revenue recognition, accounts receivable reserves, inventory valuation, goodwill, long-lived assets, deferred taxes policies, employee benefit obligations, lease assets and liabilities and investment securities. These and other significant accounting policies are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Results of Operations

Revenue, net

Below is a summary of our revenue by main markets for the three months ended March 31, 2019 and 2018:

			Change
Three Months Ended March 31	2019	2018	Dollars	Percent
Medical Biotelemetry:
Diabetes	$17,164	$13,562	$3,602	26.6%
Other Medical	3,629	2,371	1,258	53.1%
Total	$20,793	$15,933	$4,860	30.5%
Hearing Health:
Value Based DTEC	$1,630	$1,791	$(161)	-9.0%
Value Based ITEC	2,577	2,629	(52)	-2.0%
Legacy OEM	3,342	3,181	161	5.1%
Total	$7,549	$7,601	$(52)	-0.7%
Professional Audio Communications	$1,767	$1,829	$(62)	-3.4%
Total Net Revenue	$30,109	$25,363	$4,746	18.7%

For the three months ended March 31, 2019, we experienced an increase of 26.6% in net revenue in the diabetes medical biotelemetry market compared to the same period in 2018. Medtronic revenues were up year-over-year and we continue to anticipate Medtronic revenue growth throughout 2019 driven by market share growth for legacy products and the introduction of new products. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in the diabetes market with its Medtronic partnership. The Company believes there are growth opportunities in this market as well other emerging biotelemetry and home care markets that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

All other medical net revenue for the three months ended March 31, 2019 increased 53.1% compared to the same period in 2018. The increase was driven by the addition of a new customer in our medical coils business.

Net revenue in our hearing health business for the three months ended March 31, 2019 decreased 0.7% compared to the same period in 2018. The modest revenue decrease during the quarter was largely due to the impact of a customer’s product cycle in the Company’s Indirect-to-End-Consumer channel and underperforming advertising spend in its Direct-to-End-Consumer channel.

Net revenue in our hearing health direct-to-end-consumer business for the three months ended March 31, 2019 decreased 9.0% compared to the same period in 2018. As noted above, the decrease was primarily due to underperforming advertising spend.

Net revenue to the professional audio device sector decreased 3.4% for the three months ended March 31, 2019 compared to the same period in 2018. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross profit

Gross profit, both in dollars and as a percent of revenue, for the three months ended March 31, 2019 and 2018, was as follows:

	2019		2018		Change
		Percent		Percent
Three Months Ended March 31	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Gross Profit	$8,751	29.1%	$8,412	33.2%	$339	4.0%

The 2019 gross profit decreased over the comparable prior year period primarily due to the ongoing validation and qualification expense as well as excess capacity related to the recent manufacturing expansion to meet the higher volume requirements of our existing and future customers.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three months ended March 31, 2019 and 2018 were as follows:

	2019		2018		Change
		Percent		Percent
Three Months Ended March 31	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and Marketing	$3,536	11.7%	$2,840	11.2%	$696	24.5%
General and Administrative	3,425	11.4%	3,061	12.1%	364	11.9%
Research and Development	965	3.2%	1,159	4.6%	(194)	-16.7%

Sales and marketing expenses increased over the prior year due to increased DTEC marketing and support costs. General and administrative expenses were greater than the prior year period primarily due to increased other outside service and support costs. Research and development decreased over the prior year due to a reduction in outside service and support costs.

Interest income (expense), net

Interest income (expense), net for the three months ended March 31, 2019 was $215 compared to ($188) for the comparable three-month period in 2018. This increase is due to the payoff of all of our credit facility debt in 2018 which reduced our interest expense along with interest income in the current year on our investment accounts.

Other expense, net

Other expense, net for the three months ended March 31, 2019 was $134 compared to $208 for the same period in 2018. The change in other expense, net is primarily due to the elimination of the Soundperience equity in losses as we no longer hold a partnership interest in this entity.

Income tax expense

Income tax expense for the three months ended March 31, 2019 was $131 compared to $187 for the same period in 2018.

Liquidity and Capital Resources

As of March 31, 2019, we had $13,190 of cash on hand. Sources of our cash for the three months ended March 31, 2019 have been from our operating and investing activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Three Months Ended

	March 31, 2019	March 31, 2018
Cash provided by (used in):
Operating activities	$435	$(1,255)
Investing activities	4,855	(649)
Financing activities	(179)	1,823
Effect of exchange rate changes on cash	32	120

Net increase in cash	$5,143	$39

The most significant items that contributed to the $435 of cash provided by operating activities was net income of $775, a decrease in accounts receivable and other current assets and add backs for non-cash depreciation and amortization and stock-based compensation expense partially offset by decreases in accounts payable and accrued expenses as well as increases in inventory and contract assets.

Net cash provided by investing activities of $4,855 primarily consisted of proceeds from sale and maturity of investment securities partially offset by purchases of machinery and equipment, investment securities and intangible assets along with our investments in partnerships.

Net cash used in financing activities of ($179) was comprised primarily from the withholding of shares from vesting RSU awards to pay withholding taxes and the payment of financing leases partially offset by cash received from the exercise of stock options and employee stock purchase plan shares.

The Company had the following bank arrangements:

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with CIBC Bank USA. The credit facility, as amended through March 31, 2019, provides for a $11,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve. The credit facility matures on December 15, 2022.

On April 17, 2019, the Company entered into a Thirteenth Amendment to the Loan and Security Agreement

with CIBC Bank USA to reduce our borrowing capacity to $7,000; lessen restrictions surrounding acquisitions, business investments, distributions and disposition of assets; eliminate the mandatory prepayment requirement with respect to proceeds from asset sales and capital and debt financings; and eliminate the annual capital expenditure covenant.

The Company was in compliance with all applicable covenants under the credit facility as of March 31, 2019.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., has an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset-based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate.

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

As of March 31, 2019 and December 31, 2018, the Company had a total borrowing capacity of $14,309 and $13,884, respectively, with no borrowings outstanding at each reporting period.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2019 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

Except for the implementation of certain internal controls related to the adoption of the new lease standard (Topic 842), there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the foregoing and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2018, which could materially affect the Company’s business, financial condition or future results. The risk factors in the Company’s Annual Report on Form 10-K have not materially changed. The risks described in our Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits

10.1*	Thirteenth Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., Hearing Help Express, Inc. and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated as of April 17, 2019.

10.2*	Amended and Restated Revolving Note from the Company, IntriCon, Inc. and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated April 17, 2019.

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of March 31, 2019, (Unaudited) and December 31, 2018; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three Ended March 31, 2019, and 2018; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three Months Ended March 31, 2019, and 2018; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Three Months Ended March 31, 2019, and 2018; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Three Months Ended March 31, 2019, and 2018; and (vi) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION
(Registrant)

Date: May 10, 2019	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: May 10, 2019	By:	/s/ Scott Longval
Scott Longval
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary
(principal financial officer)