Form 10-Q
period 2019-06-30
INTRICON CORP
filed 2019-08-09
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ____

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on July 31, 2019 was 8,758,324.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION

Consolidated Condensed Balance Sheets

(In Thousands, Except Per Share Amounts)

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Unaudited)
Current assets:
Cash, cash equivalents and restricted cash	$9,801	$8,047
Short-term investments	19,688	38,093
Accounts receivable, less allowance for doubtful accounts of $308 at June 30, 2019 and $807 at December 31, 2018	9,746	11,266
Inventories	18,251	18,163
Contract assets	7,116	5,624
Other current assets	1,216	2,146
Current assets of discontinued operations	648	1,205
Total current assets	66,466	84,544

Machinery and equipment	39,155	36,725
Less: Accumulated depreciation	26,276	25,303
Net machinery and equipment	12,879	11,422

Goodwill	9,551	10,808
Intangible assets, net	—	2,585
Operating lease right of use asset	4,396	—
Investment in partnerships	1,445	2,091
Long-term investments	15,357	—
Other assets, net	6,234	3,427
Noncurrent assets of discontinued operations	—	371
Total assets	$116,328	$115,248

Current liabilities:
Current financing leases	$102	$—
Current operating leases	1,620	—
Accounts payable	12,000	12,871
Accrued salaries, wages and commissions	3,456	4,409
Other accrued liabilities	4,260	4,031
Liabilities of discontinued operations	606	336
Total current liabilities	22,044	21,647

Noncurrent financing leases	69	—
Noncurrent operating leases	2,971	—
Other postretirement benefit obligations	355	377
Accrued pension liabilities	737	706
Other long-term liabilities	1,224	544
Total liabilities	27,400	23,274
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 8,754 and 8,664 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	8,754	8,664
Additional paid-in capital	85,729	84,999
Accumulated deficit	(4,764)	(509)
Accumulated other comprehensive loss	(538)	(927)
Total shareholders’ equity	89,181	92,227
Non-controlling interest	(253)	(253)
Total equity	88,928	91,974
Total liabilities and equity	$116,328	$115,248

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Operations

(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue, net	$29,336	$29,448	$58,906	$54,026
Cost of goods sold	21,121	19,727	42,133	36,202
Gross profit	8,215	9,721	16,773	17,824

Operating expenses:
Sales and marketing	3,072	2,637	6,461	5,240
General and administrative	3,650	2,751	6,836	5,502
Research and development	1,097	1,316	2,062	2,475
Impairment loss (Note 10)	3,765	—	3,765	—
Total operating expenses	11,584	6,704	19,124	13,217
Operating income (loss)	(3,369)	3,017	(2,351)	4,607

Interest income (expense), net	248	(211)	463	(405)
Other expense, net	(272)	(196)	(406)	(401)
Income (loss) from continuing operations before income taxes and discontinued operations	(3,393)	2,610	(2,294)	3,801
Income tax expense	116	269	247	455
Income (loss) from continuing operations before discontinued operations	(3,509)	2,341	(2,541)	3,346
Loss on disposal of discontinued operations (Note 3)	(1,116)	—	(1,116)	—
Loss from discontinued operations, net of income taxes (Note 3)	(405)	(333)	(597)	(571)
Net income (loss)	$(5,030)	$2,008	$(4,254)	$2,775

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$(0.40)	$0.34	$(0.29)	$0.48
Discontinued operations	(0.17)	(0.05)	(0.20)	(0.08)
Net income (loss) per share:	$(0.57)	$0.29	$(0.49)	$0.40

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$(0.40)	$0.29	$(0.29)	$0.42
Discontinued operations	(0.17)	(0.04)	(0.20)	(0.07)
Net income (loss) per share:	$(0.57)	$0.25	$(0.49)	$0.35

Average shares outstanding:
Basic	8,743	6,991	8,724	6,930
Diluted	8,743	8,118	8,724	8,021

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Comprehensive Income (Loss)

(In Thousands)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$(5,030)	$2,008	$(4,254)	$2,775
Realized foreign currency translation loss from discontinued operations previously unrealized, net of taxes of $0	280	—	280	—
Unrealized foreign currency translation adjustment from continuing operations, net of taxes of $0	(26)	(257)	(19)	(179)
Interest rate swap, net of taxes of $0	—	(1)	—	3
Investment in partnerships, net of taxes of $0	—	—	118	—
Pension and postretirement obligations, net of taxes of $0	5	5	10	10
Comprehensive income (loss)	$(4,771)	$1,755	$(3,865)	$2,609

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Cash Flows

(In Thousands)

	Six Months Ended
	June 30,	June 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(4,254)	$2,775
Loss from discontinued operations, net of tax	1,713	571
Income (loss) from continuing operations	(2,541)	3,346
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	1,628	1,410
Impairment loss	3,765	—
Equity in loss of partnerships	138	222
Stock-based compensation	866	667
Change in allowance for doubtful accounts	(499)	245
Changes in operating assets and liabilities:
Accounts receivable	1,884	(1,285)
Inventories	(262)	(1,889)
Contract assets	(1,492)	(3,053)
Other assets	798	(251)
Accounts payable	(1,166)	1,588
Accrued expenses	(895)	(402)
Other liabilities	(49)	428
Net cash provided by operating activities of continuing operations	2,175	1,026
Net cash (used in) operating activities of discontinued operations	(96)	(769)
Net cash provided by operating activities	2,079	257

Cash flows from investing activities:
Purchases of machinery and equipment	(2,359)	(1,608)
Payments for acquisition of other assets	(667)	—
Purchase of investment securities	(36,688)	—
Proceeds from sale of investment securities	38,015	—
Proceeds from maturities of investment securities	1,750	—
Investment in partnerships	(247)	(539)
Net cash (used in) investing activities of continuing operations	(196)	(2,147)
Net cash (used in) investing activities of discontinued operations	(16)	—
Net cash (used in) investing activities	(212)	(2,147)

Cash flows from financing activities:
Proceeds from long-term debt	—	10,833
Repayments of long-term debt	—	(9,055)
Payment of financing leases	(54)	—
Exercise of stock options and employee stock purchase plan shares	189	378
Withholding of common stock upon vesting of restricted stock units	(235)	—
Net cash provided by (used in) financing activities	(100)	2,156

Effect of exchange rate changes on cash of continuing operations	(8)	(96)
Effect of exchange rate changes on cash of discontinued operations	(5)	(2)
Effect of exchange rate changes on cash	(13)	(98)

Net increase in cash	1,754	168
Cash, cash equivalents and restricted cash, beginning of period	8,047	1,017

Cash, cash equivalents and restricted cash, end of period	$9,801	$1,185

Non-cash investing and financing:
Acquisition of machinery and equipment in accounts payable	297	1,265
Investment in partnership through liability incurred	—	187
Fitting software other asset through liabilities incurred and exchange of investment in partnership	3,012	—

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Equity

(In Thousands)

	Shareholders’ Equity, Six Months Ended June 30, 2019 (Unaudited)
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balance December 31, 2018	8,664	$8,664	$84,999	$(509)	$(927)	$(253)	$91,974
Exercise of stock options, net	27	27	(9)	—	—	—	18
Withholding of common stock upon vesting of restricted stock units	20	20	(255)	—	—	—	(235)
Shares issued under the employee stock purchase plan	3	3	67	—	—	—	70
Stock-based compensation	—	—	329	—	—	—	329
Net income	—	—	—	775	—	—	775
Comprehensive income	—	—	—	—	130	—	130
Balance March 31, 2019	8,714	$8,714	$85,131	$266	$(797)	$(253)	$93,061
Exercise of stock options, net	29	29	22	—	—	—	51
Withholding of common stock upon vesting of restricted stock units	6	6	(6)	—	—	—	—
Shares issued under the employee stock purchase plan	2	2	48	—	—	—	50
Stock-based compensation	3	3	534	—	—	—	537
Net income (loss)	—	—	—	(5,030)	—	—	(5,030)
Comprehensive income	—	—	—	—	259	—	259
Balance June 30, 2019	8,754	$8,754	$85,729	$(4,764)	$(538)	$(253)	$88,928

	Shareholders’ Equity, Six Months Ended June 30, 2018 (Unaudited)
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balance December 31, 2017	6,900	$6,900	$21,581	$(6,056)	$(733)	$(253)	$21,439
Exercise of stock options, net	41	41	167	—	—	—	208
Shares issued under the employee stock purchase plan	3	3	57	—	—	—	60
Stock-based compensation	—	—	333	—	—	—	333
Net income	—	—	—	757	—	—	757
Comprehensive income	—	—	—	—	86	—	86
Balance March 31, 2018	6,944	$6,944	$22,138	$(5,299)	$(647)	$(253)	$22,883
Exercise of stock options, net	92	92	(37)	—	—	—	55
Shares issued under the employee stock purchase plan	1	1	54	—	—	—	55
Stock-based compensation	—	—	334	—	—	—	334
Net income	—	—	—	1,992	—	—	1,992
Comprehensive income (loss)	—	—	—	—	(252)	—	(252)
Balance June 30, 2018	7,037	$7,037	$22,489	$(3,307)	$(899)	$(253)	$25,067

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of June 30, 2019 and December 31, 2018, the consolidated results of its operations for the three and six months ended June 30, 2019 and 2018 and the consolidated statement of equity and cash flows for the six months ended June 30, 2019 and 2018. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2018 Annual Report on Form 10-K filed with the SEC.

On June 25, 2019, the Company’s officers, pursuant to delegated authority from the board, approved plans to discontinue the operations of its United Kingdom (UK) subsidiary within our body worn device segment. For all periods presented, the Company classified this business as discontinued operations, and accordingly, has reclassified historical financial data presented herein. See Note 3.

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

3.	Discontinued Operations

On June 25, 2019, the Company’s officers, pursuant to delegated authority from the board, approved plans to discontinue the operations of its UK subsidiary within the body worn device segment. As of June 30, 2019, operations of this business have ceased, certain assets have been sold, our building lease is being transferred to a third party and the Company entered into a distribution agreement with a third party to distribute our hearing aids within the UK. The remaining assets have been written down to their net realizable value resulting in a loss on disposal of $1.0M for the three and six months ended June 30, 2019. As the disposal meets the definition of a strategic shift in accordance with ASC 205, the results of the UK operations have been classified as loss on discontinued operations, net of income taxes, in the accompanying Consolidated Condensed Statements of Operations, Comprehensive Income/Loss and Cash Flows. Current assets, noncurrent assets, and liabilities of the discontinued operations have been reclassified and reflected on the accompanying Consolidated Condensed Balance Sheets as “Current assets of discontinued operations,” “Noncurrent assets of discontinued operations,” and “Liabilities of discontinued operations”, respectively. Prior periods relating to our discontinued operations have also been reclassified to reflect consistency within our condensed consolidated financial statements.

The total assets and liabilities of the UK subsidiary at June 30, 2019 and December 31, 2018 were as follows:

	June 30,	December 31,
	2019	2018
Accounts receivable, net	$229	$213
Inventories	311	818
Other current assets	108	174
Current assets of discontinued operations	648	1,205

Machinery and equipment	—	436
Less:Accumulated depreciation	—	126
Net machinery and equipment	—	310

Other assets, net	—	61
Total assets	$648	$1,576

Accounts payable	164	320
Other accrued liabilities	442	16
Current liabilities of discontinued operations	606	336
Net assets	$42	$1,240

The loss on disposal of discontinued operations, as a result of the plan to discontinue the operations of the UK, for the three and six months ended June 30, 2019 was computed as follows:

Cash and cash equivalents	$5
Accounts receivable, net	72
Write-down of inventory to realizable value	278
Write-down of property, plant and equipment to salvage value	298
Other assets and liabilities, net	71
Realized loss on foreign currency	280
Net assets disposed	1,004
Additional disposal costs, net	112
Loss on disposal of discontinued operations	$1,116

The following table shows the results of the UK subsidiary’s discontinued operations:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue, net	$529	$712	$1,068	$1,497
Cost of goods sold	321	444	667	920
Gross profit	208	268	401	577
Sales and marketing	167	244	314	481
General and administrative	446	357	684	667
Total operating expenses	613	601	998	1,148
Loss from discontinued operations, net of taxes	$(405)	$(333)	$(597)	$(571)

4.	Segment Reporting

The Company currently operates in two reportable segments: body-worn devices and hearing health direct-to-end-consumer (DTEC). The nature of distribution and services has been deemed separately identifiable. Therefore, segment reporting has been applied. The following table summarizes certain data from continuing operations by industry segment:

At and for the Three Months Ended June 30, 2019	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$27,600	$1,736	$29,336
Impairment loss	—	(3,765)	(3,765)
Income (loss) from continuing operations before income taxes and discontinued operations	1,775	(5,168)	(3,393)
Depreciation and amortization	772	46	818
Capital expenditures	1,343	62	1,405

At and for the Six Months Ended June 30, 2019	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$55,540	$3,366	$58,906
Impairment loss	—	(3,765)	(3,765)
Income (loss) from continuing operations before income taxes and discontinued operations	4,356	(6,650)	(2,294)
Depreciation and amortization	1,498	130	1,628
Capital expenditures	2,277	82	2,359

At and for the Three Months Ended June 30, 2018	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$27,396	$2,052	$29,448
Income (loss) from continuing operations before income taxes and discontinued operations	3,108	(498)	2,610
Depreciation and amortization	663	51	714
Capital expenditures	934	56	990

At and for the Six Months Ended June 30, 2018	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$50,189	$3,837	$54,026
Income (loss) from continuing operations before income taxes and discontinued operations	4,752	(951)	3,801
Depreciation and amortization	1,310	100	1,410
Capital expenditures	1,542	66	1,608

The following table summarizes the identifiable assets (excluding goodwill) and goodwill by industry segment:

	June 30,	December 31,
For the period ended	2019	2018
Body Worn Devices:
Identifiable assets (excluding goodwill)	$103,342	$97,725
Goodwill	9,551	9,551
Hearing Health DTEC:
Identifiable assets (excluding goodwill)	2,787	5,139
Goodwill	—	1,257

5.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	June 30,	December 31,
	2019	2018
United States	$11,636	$10,065
Singapore	1,148	1,240
Other	95	117
Consolidated	$12,879	$11,422

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

The geographical distribution of net revenue to geographical areas for the three and six months ended June 30, 2019 and 2018 were as follows:

	Three Months Ended		Six Months Ended
Net Revenue to Geographical Areas	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
United States	$24,361	$25,255	$48,576	$45,714
Europe	1,568	1,172	3,232	2,665
Asia	3,219	2,699	6,728	5,167
All other countries	188	322	370	480
Consolidated	$29,336	$29,448	$58,906	$54,026

Geographic net revenue is allocated based on the location of the customer.

For the three and six months ended June 30, 2019, one customer accounted for 61% and 60%, respectively, of the Company’s consolidated net revenue. For the three and six months ended June 30, 2018, one customer accounted for 59% and 57%, respectively, of the Company’s consolidated net revenue.

Two customers combined accounted for 54% and 52% of the Company’s consolidated accounts receivable at June 30, 2019 and December 31, 2018, respectively.

One customer accounted for 73% and 78% of the Company’s consolidated contract assets at June 30, 2019 and December 31, 2018, respectively.

6.	Investment in Partnerships

Investment in partnerships consisted of the following:

	June 30,	December 31,
	2019	2018
Investment in Signison	$1,277	$865
Investment in and cash advance for Soundperience	—	1,022
Other	168	204
Total	$1,445	$2,091

The Company has a 50% ownership interest in Signison as of June 30, 2019. Signison is accounted for in the Company’s consolidated financial statements using the equity method.

As of December 31, 2018, the Company held a 49% ownership interest in Soundperience, which was accounted for using the equity method. In January 2019, the Company purchased the source code for the Sentibo Smart Brain self-fitting software from Soundperience in exchange for 1,750 Euros, our 49% ownership in Soundperience and the related license agreement. See Note 9.

7.	Investment Securities

The Company currently invests in commercial paper, corporate notes and bonds with original maturities of not more than two years. The Company classifies these investments as held to maturity based on our intent and ability to hold these investments until maturity. As a result, these investments are recorded at amortized cost, which approximates fair value as of June 30, 2019. As of December 31, 2018, the Company invested in certain liquid investment securities which were classified as available for sale investments and measured at fair value based on Level 1 inputs.

The maturity dates of our investments as of June 30, 2019 are as follows:

	Less than one year	1-5 years	Total
Commercial Paper Original Maturities of 91 Days or More	$6,779	$—	$6,779
Corporate Notes and Bonds	12,909	15,357	28,266
Total Investments	$19,688	$15,357	$35,045

8.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
June 30, 2019
Domestic	$11,008	$3,148	$872	$15,028
Foreign	2,648	437	138	3,223
Total	$13,656	$3,585	$1,010	$18,251

December 31, 2018
Domestic	$10,657	$2,484	$1,583	$14,724
Foreign	2,671	653	115	3,439
Total	$13,328	$3,137	$1,698	$18,163

9.	Other Assets, Net

Other assets, net consisted of the following at:

	June 30,	December 31,
	2019	2018
Fitting Software	$3,679	$—
NXP Tech	2,063	2,259
Other	492	1,168
Total	$6,234	$3,427

In January 2019, the Company purchased the source code for self-fitting software from Soundperience for 1,750 Euros and also transferred our 49% ownership interest in Soundperience to the majority owner, positioning the Company to capitalize on the upcoming over-the-counter (OTC) hearing aid regulations. The Company has capitalized the self-fitting software within other assets, net based on the cost of the consideration transferred and will begin amortizing the asset when it is placed into service. Included in the capitalized cost of the self-fitting software is $586 of cash paid at closing as well as non-cash amounts of $869 due in future quarterly installments over the next four years, $533 due in January 2023 and $1,691 for the value of the partnership and license agreement transferred. The future payments are due in Euros and the related liabilities will be revalued based on exchange rates as of each reporting period. As of June 30, 2019, outstanding liabilities are $1,329.

10.	Goodwill and Intangible Assets

During the 2019 second quarter, we continued to experience negative cash flows within our Hearing Help Express reporting unit. In addition, historical cash flows have varied from our projections. Based on these factors, management cannot put undue reliance on anticipated future cash flow generation for purposes of valuing the fair value of the reporting unit. As such, using recent historical financial information (including historical revenue, gross margins and operating expenses as level 3 inputs) as an input for undiscounted and discounted cash flows utilized in determining fair value for purposes of intangible asset and goodwill impairment testing, management determined it is more likely than not that as of June 30, 2019, the fair value of the goodwill within our Hearing Help Express reporting unit was less than its carrying amount and resulted in a non-cash impairment charge on goodwill of $1.3M and intangible assets of $2.5M.

The following summarizes the consolidated carrying amount of goodwill by period:

Carrying amount at December 31, 2018	$10,808
Impairment of goodwill of Hearing Help Express	(1,257)
Carrying amount at June 30, 2019	$9,551

The following summarizes the consolidated carrying amounts of intangible assets by period:

Carrying amount at December 31, 2018	$2,585
Amortization of intangible assets of Hearing Help Express	(77)
Impairment of intangible assets of Hearing Help Express	(2,508)
Carrying amount at June 30, 2019	$—

11.	Leases

The Company leases pertain primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more. The Company has three leased facilities in Minnesota, two that expire in 2022 and one that expires in 2023, one leased facility in Illinois that expires in 2021 and, one leased facility in Singapore that expires in 2020, one leased facility in Indonesia that expires in 2021, and one leased facility in Germany that expires in 2022.

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

As of June 30, 2019, the Company has a weighted-average lease term of 1.8 years for its finance leases, and 3.2 years for its operating leases. As of June 30, 2019, the Company has a weighted-average discount rate of 5.56% for its finance leases, and 5.49% for its operating leases. Operating cash flows from continuing operations for the six months ended June 30, 2019 from operating leases were $934. Operating cash flows from discontinued operations for the six months ended June 30, 2019 from operating leases were $84. Financing lease assets are classified as machinery and equipment within the consolidated balance sheet. During the six months ended June 30, 2019, we derecognized approximately $761 of non-cash operating lease right of use assets and liabilities from our discontinued operations and short term leases were not significant.

The following tables summarizes lease costs by type:

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$24	$49
Interest on lease liabilities	2	5

Operating lease cost*	457	917
Variable lease cost**	141	279
Total lease cost	$624	$1,250

*Operating lease cost exclude $44 and $86 related to discontinued operations of the UK for the three and six months ended June 30, 2019, respectively.

**Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our domestic and foreign building leases, excluding approximately $5 and $11 related to discontinued operations of the UK for the three and six months ended June 30, 2019, respectively.

Maturities of lease liabilities are as follows:

	Operating Leases	Financing Leases	Total
2019	$928	$57	$985
2020	1,699	98	1,797
2021	1,361	24	1,385
2022	794	—	794
2023	222	—	222
2024 and thereafter	—	—	—
Total lease payments	5,004	179	5,183
Less: Interest	(413)	(8)	(421)
Present value of lease liabilities	$4,591	$171	$4,762

As previously disclosed in Note 20 of the Notes to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K, prior to the adoption of ASU 2016-02, Leases (Topic 842), the future minimum payments required under lease agreements as of December 31, 2018 were 2019 - $2,417; 2020 - $2,255; 2021 - $1,689; 2022 - $950; 2023 - $188.

12.	Income Taxes

Income tax expense for the three and six months ended June 30, 2019 was $116 and $247 compared to $269 and $455 for the same period in 2018. The expense was largely due to our foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes. Due to the new tax legislation, there are limitations on the use of certain of the carryforwards. The Company has recorded a full valuation allowance against the deferred tax asset as of June 30, 2019.

The following was the income (loss) from continuing operations before income taxes and discontinued operations for each jurisdiction in which the Company has operations for the three and six months ended June 30, 2019 and 2018.

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
United States	$(3,639)	$2,450	$(2,755)	$3,300
Singapore	104	98	222	346
Indonesia	19	20	40	42
Germany	123	42	199	113
Income (loss) from continuing operations before income taxes and discontinued operations	$(3,393)	$2,610	$(2,294)	$3,801

The Company expects impairment losses to be an adjustment to the net loss for the three and six months ended June 30, 2019 for income tax purposes.

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

The Company granted 52 and 75 RSUs for the three and six months ended June 30, 2019. The weighted average closing price of the Company’s common stock on the date of grant was $23.00 and $24.09, respectively, for the RSUs granted in the three and six months ended June 30, 2019. The RSUs vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant at which time common stock is issued with respect to vested units.

The Company has also granted stock options under the plans. Options granted under the plans generally vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant and have a maximum term of 10 years.

Stock award activity as of and during the six months ended June 30, 2019 was as follows:

	Outstanding Awards			Stock Option Weighted-Average	Aggregate
	Stock Options	RSUs	Total	Exercise Price (a)	Intrinsic Value

Outstanding at December 31, 2018	830	98	928	$6.25
Forfeited, cancelled or expired	(1)	—	(1)	4.00
Granted	—	75	75	—
Exercised or vested	(63)	(35)	(98)	4.30

Outstanding at June 30, 2019	766	138	904	$6.41	$16,206

Exercisable at June 30, 2019	647	—	647	$6.28	$11,054

Available for future grant at December 31, 2018			249

Available for future grant at June 30, 2019			179

(a) The weighted average exercise price calculation does not include outstanding RSUs

The number of shares available for future grants at June 30, 2019 does not include a total of up to 370 shares subject to options outstanding under the 2006 Equity Incentive Plan, which will become available for grant under the 2015 Equity Incentive Plan as outstanding options under the 2006 Equity Incentive Plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise of such options.

The Company recorded $537 and $866 of non-cash stock compensation expense for the three and six months ended June 30, 2019, respectively. The Company recorded $333 and $667 of non-cash stock compensation expense for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, there was $2,913 of total unrecognized compensation costs related to non-vested stock option and RSU awards that are expected to be recognized over a weighted-average period of 2.15 years. The total intrinsic value of options exercised during the three and six months ended June 30, 2019 was $847 and $2,327, respectively.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, through June 30, 2019, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 2 and 5 shares purchased under the plan for the three and six months ended June 30, 2019, respectively, and a total of 1 and 4 shares purchased for the three and six months ended June 30, 2018, respectively.

14.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator:
Income (loss) from continuing operations before discontinued operations	$(3,509)	$2,341	$(2,541)	$3,346
Loss on disposal of discontinued operations (Note 3)	(1,116)	—	(1,116)	—
Loss from discontinued operations, net of income taxes (Note 3)	(405)	(333)	(597)	(571)
Net income (loss)	$(5,030)	$2,008	$(4,254)	$2,775

Denominator:
Basic – weighted shares outstanding	8,743	6,991	8,724	6,930
Weighted shares assumed upon exercise of stock awards	—	1,127	—	1,091
Diluted – weighted shares outstanding	8,743	8,118	8,724	8,021

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$(0.40)	$0.34	$(0.29)	$0.48
Discontinued operations	(0.17)	(0.05)	(0.20)	(0.08)
Net income (loss) per share:	$(0.57)	$0.29	$(0.49)	$0.40

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$(0.40)	$0.29	$(0.29)	$0.42
Discontinued operations	(0.17)	(0.04)	(0.20)	(0.07)
Net income (loss) per share:	$(0.57)	$0.25	$(0.49)	$0.35

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

For the three and six months ended June 30, 2019, 563 options and 138 RSUs and 575 options and 137 RSUs were excluded from the dilutive calculation, respectively, as their effect would have been antidilutive based on losses in the period.

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

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors, however, on May 1, 2019, the Chairman retired from the Company’s Board of Directors. For the three and six months ended June 30, 2019, the Company paid that firm approximately $35 and $106 for legal services and costs. For the three and six months ended June 30, 2018, the Company paid that firm approximately $72 and $175, respectively, for legal services and costs. The prior Chairman of our Board of Directors was considered independent under applicable Nasdaq and Securities and Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

In January 2019, the Company purchased the source code for the Sentibo Smart Brain self-fitting software from Soundperience, an entity in which we owned 49% of the equity, for 1,750 Euros and the transfer back of our 49% ownership interest in Soundperience. See Note 9.

17.	Revenue by Market

The following tables set forth, for the periods indicated, timing of revenue recognition by market:

Timing of revenue recognition for the three months ended June 30, 2019:

	Products and services transferred at point in time	Products and services transferred over time	Total
Medical Biotelemetry:
Diabetes	$—	$17,950	$17,950
Other Medical	—	2,942	2,942
Hearing Health:
Value Based DTEC	1,736	—	1,736
Value Based ITEC	2,399	—	2,399
Legacy OEM	2,540	—	2,540
Professional Audio Communications:	1,769	—	1,769
Total Net Revenue	$8,444	$20,892	$29,336

Timing of revenue recognition for the six months ended June 30, 2019:

	Products and services transferred at point in time	Products and services transferred over time	Total
Medical Biotelemetry:
Diabetes	$—	$35,114	$35,114
Other Medical	—	6,571	6,571
Hearing Health:
Value Based DTEC	3,366	—	3,366
Value Based ITEC	4,976	—	4,976
Legacy OEM	5,343	—	5,343
Professional Audio Communications:	3,536	—	3,536
Total Net Revenue	$17,221	$41,685	$58,906

Timing of revenue recognition for the three months ended June 30, 2018:

	Products and services transferred at point in time	Products and services transferred over time	Total
Medical Biotelemetry:
Diabetes	$—	$17,307	$17,307
Other Medical	—	2,891	2,891
Hearing Health:
Value Based DTEC	2,052	—	2,052
Value Based ITEC	2,634	—	2,634
Legacy OEM	3,044	—	3,044
Professional Audio Communications:	1,520	—	1,520
Total Net Revenue	$9,250	$20,198	$29,448

Timing of revenue recognition for the six months ended June 30, 2018:

	Products and services transferred at point in time	Products and services transferred over time	Total
Medical Biotelemetry:
Diabetes	$—	$30,869	$30,869
Other Medical	—	5,262	5,262
Hearing Health:
Value Based DTEC	3,837	—	3,837
Value Based ITEC	4,608	—	4,608
Legacy OEM	6,101	—	6,101
Professional Audio Communications:	3,349	—	3,349
Total Net Revenue	$17,895	$36,131	$54,026

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (together with its subsidiaries referred to as the “Company”, “IntriCon,” “we”, “us” or “our”) is an international company engaged in designing, developing, engineering, manufacturing and distributing body-worn devices. In addition to its operations in Minnesota, the Company has facilities in Illinois, Singapore, Indonesia, and Germany.

On June 25, 2019, the Company’s officers, pursuant to delegated authority from the board, approved plans to discontinue the operations of its United Kingdom (UK) subsidiary within our body worn device segment. For all periods presented, the Company classified this business as discontinued operations, and accordingly, has reclassified historical financial data presented herein.

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

Information contained in this section of this Quarterly Report on Form 10-Q and expressed in U.S. dollars is presented in thousands (000s), except for per share data and as otherwise noted. In addition, all information included in Item 2 is related to continuing operations unless otherwise noted.

Market Overview

IntriCon serves the body-worn device market by designing, developing, engineering, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for the medical biotelemetry market, the emerging value based hearing healthcare market, the hearing health direct-to-end-consumer market and the professional audio communication market. Revenue from markets is reported on the respective medical biotelemetry, hearing health, hearing health direct-to-end-consumer and professional audio lines in the discussion of our results of operations in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 “Revenue by Market” to the Company’s consolidated condensed financial statements included herein.

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

The Company is committed to increasing investments to support its medical biotelemetry business development efforts. In early 2019, the Company hired a vice president of medical business development to leverage our core competencies and diversify our medical revenue base. The Company believes it has a significant opportunities to serve the emerging biotelemetry and home care markets through its already developed core competencies and capabilities to develop devices that are more technologically advanced, smaller and lightweight.

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

Results of Operations

Revenue, net

Below is a summary of our revenue by main markets for the three and six months ended June 30, 2019 and 2018:

			Change
Three Months Ended June 30	2019	2018	Dollars	Percent
Medical Biotelemetry:
Diabetes	$17,950	$17,307	$643	3.7%
Other Medical	2,942	2,891	51	1.8%
Total	$20,892	$20,198	$694	3.4%
Hearing Health:
Value Based DTEC	$1,736	$2,052	$(316)	-15.4%
Value Based ITEC	2,399	2,634	(235)	-8.9%
Legacy OEM	2,540	3,044	(504)	-16.6%
Total	$6,675	$7,730	$(1,055)	-13.6%
Professional Audio Communications	$1,769	$1,520	$249	16.4%
Total Net Revenue	$29,336	$29,448	$(112)	-0.4%

			Change
Six Months Ended June 30	2019	2018	Dollars	Percent
Medical Biotelemetry:
Diabetes	$35,114	$30,869	$4,245	13.8%
Other Medical	6,571	5,262	1,309	24.9%
Total	$41,685	$36,131	$5,554	15.4%
Hearing Health:
Value Based DTEC	$3,366	$3,837	$(471)	-12.3%
Value Based ITEC	4,976	4,608	368	8.0%
Legacy OEM	5,343	6,101	(758)	-12.4%
Total	$13,685	$14,546	$(861)	-5.9%
Professional Audio Communications	$3,536	$3,349	$187	5.6%
Total Net Revenue	$58,906	$54,026	$4,880	9.0%

For the three and six months ended June 30, 2019, we experienced an increase of 3.7% and 13.8% in net revenue in the diabetes medical biotelemetry market compared to the same period in 2018. Medtronic revenues were up year-over-year driven by market share growth for legacy products and the introduction of new products. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in the diabetes market with its Medtronic partnership. The Company believes there are growth opportunities in this market as well as other emerging biotelemetry and home care markets that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

All other medical net revenue for the three and six months ended June 30, 2019 increased 1.8% and 24.9%, respectively, compared to the same period in 2018. The increase was driven by the addition of a new customer in our medical coils business.

Net revenue in our hearing health value based direct-to-end-consumer business for the three and six months ended June 30, 2019 decreased 15.4% and 12.3%, respectively, compared to the same period in 2018.

Net revenue in our hearing health value based indirect-to-end-consumer business for the three and six months ended June 30, 2019 decreased 8.9% and increased 8.0%, respectively, compared to the same period in 2018. The modest revenue decrease during the quarter was largely due order delays associated with restructuring activity within a large insurance customer’s hearing health business.

Net revenue in our hearing health legacy business for the three and six months ended June 30, 2019 decreased 16.6% and 12.4%, respectively, compared to the same period in 2018.

Net revenue to the professional audio device sector increased 16.4% and 5.6% for the three and six months ended June 30, 2019, respectively, compared to the same period in 2018. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross profit

Gross profit, both in dollars and as a percent of revenue, for the three and six months ended June 30, 2019 and 2018, was as follows:

	2019		2018		Change
		Percent		Percent
Three Months Ended June 30	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Gross Profit	$8,215	28.0%	$9,721	33.0%	$(1,506)	-15.5%

	2019		2018		Change
		Percent		Percent
Six Months Ended June 30	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Gross Profit	$16,773	28.5%	$17,824	33.0%	$(1,051)	-5.9%

The 2019 gross profit decreased over the comparable prior year period primarily due to the ongoing validation and qualification expense as well as excess capacity related to the recent manufacturing expansion to meet the higher volume requirements of our existing and future customers.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three and six months ended June 30, 2019 and 2018 were as follows:

	2019		2018		Change
		Percent		Percent
Three Months Ended June 30	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and Marketing	$3,072	10.5%	$2,637	9.0%	$435	16.5%
General and Administrative	3,650	12.4%	2,751	9.3%	899	32.7%
Research and Development	1,097	3.7%	1,316	4.5%	(219)	-16.6%

	2019		2018		Change
		Percent		Percent
Six Months Ended June 30	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and Marketing	$6,461	11.0%	$5,240	9.7%	$1,221	23.3%
General and Administrative	6,836	11.6%	5,502	10.2%	1,334	24.2%
Research and Development	2,062	3.5%	2,475	4.6%	(413)	-16.7%

Sales and marketing expenses increased over the prior year periods due to increased DTEC marketing, support costs and wages. General and administrative expenses were greater than the prior year periods primarily due to increased other outside services, support costs and non-cash stock compensation expense. Research and development decreased over the prior year periods due to a reduction in outside service and support costs.

Impairment loss

Impairment loss for the three and six months ended June 30, 2019 was $3,765. There were no impairment losses identified for the comparable prior year periods. The impairment losses related to a write-off of goodwill and intangible assets due to negative cash flows within our Hearing Help Express reporting unit.

Interest income (expense), net

Interest income (expense), net for the three and six months ended June 30, 2019 was $248 and $463 compared to ($211) and ($405) for the comparable three and six month periods in 2018. This increase was due to the payoff of all of our credit facility debt in 2018 which reduced our interest expense along with interest income earned in the current year on our investment accounts.

Other expense, net

Other expense, net for the three and six months ended June 30, 2019 was $272 and $406 compared to $196 and $401 for the same period in 2018.

Income tax expense

Income tax expense for the three and six months ended June 30, 2019 was $116 and $247 compared to $269 and $455 for the same period in 2018.

Liquidity and Capital Resources

As of June 30, 2019, we had $9,801 of cash on hand. Sources of our cash for the six months ended June 30, 2019 have been from our operating activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Six Months Ended
	June 30, 2019	June 30, 2018
Cash provided by (used in) from continuing operations:
Operating activities	$2,175	$1,026
Investing activities	(196)	(2,147)
Financing activities	(100)	2,156
Effect of exchange rate changes on cash	(8)	(96)

Net increase in cash from continuing operations	$1,871	$939

The most significant items that contributed to the $2,175 of cash provided by operating activities were non-cash add backs for impairment loss, depreciation and amortization and stock-based compensation expense, as well as a decrease in accounts receivable and other current assets partially offset by decreases in accounts payable and accrued expenses as well as increases in contract assets.

Net cash used in investing activities of ($196) primarily consisted of purchases of machinery and equipment, investment securities and other assets along with our investments in partnerships partially offset by proceeds from sale and maturity of investment securities.

Net cash used in financing activities of ($100) was comprised primarily from the withholding of shares from vesting RSU awards to pay withholding taxes and the payment of financing leases partially offset by cash received from the exercise of stock options and employee stock purchase plan shares.

The Company had the following bank arrangements:

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with CIBC Bank USA. The credit facility, as amended through June 30, 2019, provides for a $7,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve. The credit facility matures on December 15, 2022.

On April 17, 2019, the Company entered into a Thirteenth Amendment to the Loan and Security Agreement

with CIBC Bank USA which: reduced our borrowing capacity to its current $7,000 level; lessened restrictions surrounding acquisitions, business investments, distributions and disposition of assets; eliminated the mandatory prepayment requirement with respect to proceeds from asset sales and capital and debt financings; and eliminated the annual capital expenditure covenant.

The Company was in compliance with all applicable covenants under the credit facility as of June 30, 2019.

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

As of June 30, 2019, and December 31, 2018, the Company had a total borrowing capacity of $9,575 and $13,884, respectively, with no borrowings outstanding at each reporting period.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2019 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

Except for the implementation of certain internal controls related to the adoption of the new lease standard (Topic 842), there were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits

10.1	Thirteenth Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., Hearing Help Express, Inc. and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated as of April 17, 2019 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

10.2	Amended and Restated Revolving Note from the Company, IntriCon, Inc. and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated April 17, 2019 (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets as of June 30, 2019, (Unaudited) and December 31, 2018; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Six Months Ended June 30, 2019, and 2018; (iii) Consolidated Condensed Statements of Comprehensive Income (Unaudited) for the Three and Six Months Ended June 30, 2019, and 2018; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Six Months Ended June 30, 2019, and 2018; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Six Months Ended June 30, 2019, and 2018; and (vi) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION
(Registrant)

Date: August 9, 2019	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: August 9, 2019
	By:	/s/ Scott Longval
Scott Longval
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary
(principal financial officer)