Form 10-Q
period 2019-09-30
INTRICON CORP
filed 2019-11-08
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on October 31, 2019 was 8,778,963.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

	September 30,	December 31,
	2019	2018
	(Unaudited)	(Unaudited)
Current assets:
Cash, cash equivalents and restricted cash	$8,688	$8,047
Short-term investments	20,315	38,093
Accounts receivable, less allowance for doubtful accounts of $306 at September 30, 2019 and $807 at December 31, 2018	8,425	11,266
Inventories	17,883	18,163
Contract assets	8,513	5,624
Other current assets	2,290	2,146
Current assets of discontinued operations	239	1,205
Total current assets	66,353	84,544

Machinery and equipment	40,525	36,725
Less: Accumulated depreciation	26,867	25,303
Net machinery and equipment	13,658	11,422

Goodwill	9,551	10,808
Intangible assets, net	—	2,585
Operating lease right of use assets, net	4,749	—
Investment in partnerships	1,409	2,091
Long-term investments	13,764	—
Other assets, net	6,196	3,427
Noncurrent assets of discontinued operations	—	371
Total assets	$115,680	$115,248

Current liabilities:
Current financing leases	$108	$—
Current operating leases	1,790	—
Accounts payable	11,407	12,871
Accrued salaries, wages and commissions	3,063	4,409
Other accrued liabilities	4,033	4,031
Liabilities of discontinued operations	393	336
Total current liabilities	20,794	21,647

Noncurrent financing leases	55	—
Noncurrent operating leases	3,296	—
Other postretirement benefit obligations	343	377
Accrued pension liabilities	725	706
Other long-term liabilities	1,162	544
Total liabilities	26,375	23,274
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 8,778 and 8,664 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	8,778	8,664
Additional paid-in capital	86,358	84,999
Accumulated deficit	(5,054)	(509)
Accumulated other comprehensive loss	(524)	(927)
Total shareholders’ equity	89,558	92,227
Non-controlling interest	(253)	(253)
Total equity	89,305	91,974
Total liabilities and equity	$115,680	$115,248

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

Revenue, net	$26,893	$29,566	$85,800	$83,590
Cost of goods sold	20,120	20,236	62,253	56,435
Gross profit	6,773	9,330	23,547	27,155

Operating expenses:
Sales and marketing	2,609	2,784	9,071	8,023
General and administrative	3,715	2,921	10,551	8,429
Research and development	840	1,251	2,902	3,693
Impairment loss (Note 10)	—	—	3,765	—
Total operating expenses	7,164	6,956	26,289	20,145
Operating income (loss)	(391)	2,374	(2,742)	7,010

Interest income (expense), net	240	(48)	703	(453)
Other expense, net	(52)	(221)	(458)	(650)
Income (loss) from continuing operations before income taxes and discontinued operations	(203)	2,105	(2,497)	5,907
Income tax expense (benefit)	87	(97)	334	358
Income (loss) from continuing operations before discontinued operations	(290)	2,202	(2,831)	5,549
Loss on disposal of discontinued operations (Note 3)	—	—	(1,116)	—
Loss from discontinued operations, net of income taxes (Note 3)	—	(299)	(597)	(870)
Net income (loss)	$(290)	$1,903	$(4,544)	$4,679

Basic income (loss) per share:
Continuing operations	$(0.03)	$0.28	$(0.32)	$0.77
Discontinued operations	—	(0.04)	(0.20)	(0.12)
Net income (loss) per share:	$(0.03)	$0.24	$(0.52)	$0.65

Diluted income (loss) per share:
Continuing operations	$(0.03)	$0.25	$(0.32)	$0.66
Discontinued operations	—	(0.03)	(0.20)	(0.10)
Net income (loss) per share:	$(0.03)	$0.22	$(0.52)	$0.56

Average shares outstanding:
Basic	8,764	7,825	8,738	7,249
Diluted	8,764	8,822	8,738	8,360

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
Net income (loss)	$(290)	$1,903	$(4,544)	$4,679
Realized foreign currency translation loss from discontinued operations previously unrealized, net of taxes of $0	—	—	280	—
Unrealized foreign currency translation adjustment from continuing operations, net of taxes of $0	9	9	(10)	(171)
Interest rate swap, net of taxes of $0	—	(4)	—	(1)
Investment in partnerships, net of taxes of $0	—	—	118	—
Pension and postretirement obligations, net of taxes of $0	5	5	15	15
Comprehensive income (loss)	$(276)	$1,913	$(4,141)	$4,522

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)

	Nine Months Ended
	September 30,	September 30,
	2019	2018
	(Unaudited)	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(4,544)	$4,679
Loss from discontinued operations, net of tax	1,713	870
Income (loss) from continuing operations	(2,831)	5,549
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,448	2,107
Impairment loss	3,765	—
Equity in loss of partnerships	206	300
Stock-based compensation	1,514	1,025
Change in allowance for doubtful accounts	(501)	368
Changes in operating assets and liabilities:
Accounts receivable	3,394	(5,110)
Inventories	110	(4,856)
Contract assets	(2,889)	(3,345)
Other assets	(165)	(391)
Accounts payable	(1,773)	2,722
Accrued expenses	(1,372)	49
Other liabilities	(123)	(146)
Net cash provided by (used in) operating activities of continuing operations	1,783	(1,728)
Net cash (used in) operating activities of discontinued operations	(24)	(984)
Net cash provided by (used in) operating activities	1,759	(2,712)

Cash flows from investing activities:
Purchases of machinery and equipment	(3,787)	(3,496)
Payments for acquisition of other assets	(696)	—
Purchase of investment securities	(40,590)	—
Proceeds from sale of investment securities	38,015	—
Proceeds from maturities of investment securities	6,425	—
Investment in partnerships	(296)	(843)
Net cash (used in) investing activities of continuing operations	(929)	(4,339)
Net cash (used in) investing activities of discontinued operations	(16)	—
Net cash (used in) investing activities	(945)	(4,339)

Cash flows from financing activities:
Proceeds from long-term debt	—	14,195
Repayments of long-term debt	—	(25,539)
Proceeds from issuance of common stock, net of costs	—	88,967
Payments for repurchase of common stock and related costs	—	(25,907)
Payment of financing leases	(82)	—
Exercise of stock options and employee stock purchase plan shares	263	584
Withholding of common stock upon vesting of restricted stock units	(304)	—
Net cash provided by (used in) financing activities	(123)	52,300

Effect of exchange rate changes on cash of continuing operations	(46)	(24)
Effect of exchange rate changes on cash of discontinued operations	(4)	(2)
Effect of exchange rate changes on cash	(50)	(26)

Net increase in cash	641	45,223
Cash, cash equivalents and restricted cash, beginning of period	8,047	1,017

Cash, cash equivalents and restricted cash, end of period	$8,688	$46,240

Non-cash investing and financing:
Acquisition of machinery and equipment in accounts payable	$305	$2,098
Investment in partnership through liability incurred	—	86
Fitting software other asset through liabilities incurred and exchange of investment in partnership	3,093	—

 (See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Equity
(In Thousands)

	Shareholders’ Equity, Nine Months Ended September 30, 2019 (Unaudited)
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balance December 31, 2018	8,664	$8,664	$84,999	$(509)	$(927)	$(253)	$91,974
Exercise of stock options, net	27	27	(9)	—	—	—	18
Withholding of common stock upon vesting of restricted stock units	20	20	(255)	—	—	—	(235)
Shares issued under the employee stock purchase plan	3	3	67	—	—	—	70
Stock-based compensation	—	—	329	—	—	—	329
Net income	—	—	—	775	—	—	775
Comprehensive income	—	—	—	—	130	—	130
Balance March 31, 2019	8,714	$8,714	$85,131	$266	$(797)	$(253)	$93,061
Exercise of stock options, net	29	29	22	—	—	—	51
Withholding of common stock upon vesting of restricted stock units	6	6	(6)	—	—	—	—
Shares issued under the employee stock purchase plan	2	2	48	—	—	—	50
Stock-based compensation	3	3	534	—	—	—	537
Net (loss)	—	—	—	(5,030)	—	—	(5,030)
Comprehensive income	—	—	—	—	259	—	259
Balance June 30, 2019	8,754	$8,754	$85,729	$(4,764)	$(538)	$(253)	$88,928
Exercise of stock options, net	12	12	16	—	—	—	28
Withholding of common stock upon vesting of restricted stock units	10	10	(79)	—	—	—	(69)
Shares issued under the employee stock purchase plan	2	2	44	—	—	—	46
Stock-based compensation	—	—	648	—	—	—	648
Net (loss)	—	—	—	(290)	—	—	(290)
Comprehensive income	—	—	—	—	14	—	14
Balance September 30, 2019	8,778	$8,778	$86,358	$(5,054)	$(524)	$(253)	$89,305

	Shareholders’ Equity, Nine Months Ended September 30, 2018 (Unaudited)
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balance December 31, 2017	6,900	$6,900	$21,581	$(6,056)	$(733)	$(253)	$21,439
Exercise of stock options, net	41	41	167	—	—	—	208
Shares issued under the employee stock purchase plan	3	3	57	—	—	—	60
Stock-based compensation	—	—	333	—	—	—	333
Net income	—	—	—	757	—	—	757
Comprehensive income	—	—	—	—	86	—	86
Balance March 31, 2018	6,944	$6,944	$22,138	$(5,299)	$(647)	$(253)	$22,883
Exercise of stock options, net	92	92	(37)	—	—	—	55
Shares issued under the employee stock purchase plan	1	1	54	—	—	—	55
Stock-based compensation	—	—	334	—	—	—	334
Net income	—	—	—	1,992	—	—	1,992
Comprehensive (loss)	—	—	—	—	(252)	—	(252)
Balance June 30, 2018	7,037	$7,037	$22,489	$(3,307)	$(899)	$(253)	$25,067
Exercise of stock options, net	377	377	(227)	—	—	—	150
Shares issued under the employee stock purchase plan	1	1	55	—	—	—	56
Stock-based compensation	—	—	358	—	—	—	358
Issuance of common stock	1,725	1,725	87,242	—	—	—	88,967
Repurchase of common stock	(500)	(500)	(25,407)	—	—	—	(25,907)
Net income	—	—	—	1,903	—	—	1,903
Comprehensive income	—	—	—	—	10	—	10
Balance September 30, 2018	8,640	$8,640	$84,510	$(1,404)	$(889)	$(253)	$90,604

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated financial position as of September 30, 2019 and December 31, 2018, the consolidated results of its operations for the three and nine months ended September 30, 2019 and 2018 and the consolidated statements of equity and cash flows for the nine months ended September 30, 2019 and 2018. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2018 Annual Report on Form 10-K filed with the SEC.

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

Accounting for certain leases at a portfolio level. The Company accounts for leases at a portfolio level when the criteria described below are met and it reasonably expects that the application of the lease model to the portfolio will not differ materially from the application to the individual leases in that portfolio. If the applicable criteria are met, the start of the lease term is expected to be the first of the month. The criteria are:

1.	Leases are similar in nature (e.g. similar underlying asset such as vehicles);

2.	Leases have identical or nearly identical contract provisions, including same lessor; and

3.	Leases with effective dates that fall within a narrow window of time (month or quarter) and have the same lease term.

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

On June 25, 2019, the Company’s officers, pursuant to delegated authority from the board, approved plans to discontinue the operations of its UK subsidiary within the body worn device segment. As of September 30, 2019, we continue to settle the remaining assets and liabilities of the subsidiary. The final closing of the UK subsidiary is expected to occur during the fourth quarter of 2019.

At June 30, 2019, the net realizable value of certain assets was less than their carrying value resulting in a loss on disposal of $1.0M. There were no further adjustments made to the net realizable value of assets during the period ended September 30, 2019.

As the disposal meets the definition of a strategic shift in accordance with ASC 205, the results of the UK operations have been classified as loss on discontinued operations, net of income taxes, in the accompanying Consolidated Condensed Statements of Operations, Comprehensive Income (Loss) and Cash Flows. Current assets, noncurrent assets, and liabilities of the discontinued operations have been reclassified and reflected on the accompanying Consolidated Condensed Balance Sheets as “Current assets of discontinued operations,” “Noncurrent assets of discontinued operations,” and “Liabilities of discontinued operations”, respectively. Prior periods relating to our discontinued operations have also been reclassified to reflect consistency within our condensed consolidated financial statements.

The total assets and liabilities of the UK subsidiary at September 30, 2019 and December 31, 2018 were as follows:

	September 30, 2019	December 31, 2018
Accounts receivable, net	$1	$213
Inventories	21	818
Other current assets	217	174
Current assets of discontinued operations	239	1,205

Machinery and equipment	—	436
Less: Accumulated depreciation	—	126
Net machinery and equipment	—	310

Other assets, net	—	61
Total assets	$239	$1,576

Accounts payable	—	320
Other accrued liabilities	393	16
Current liabilities of discontinued operations	393	336
Net assets (liabilities)	$(154)	$1,240

The loss on disposal of discontinued operations, as a result of the plan to discontinue the operations of the UK, for the nine months ended September 30, 2019 was computed as follows:

Cash and cash equivalents	$5
Accounts receivable, net	72
Write-down of inventory to net realizable value	278
Write-down of property, plant and equipment to salvage value	298
Other assets and liabilities, net	71
Realized loss on foreign currency	280
Net assets disposed	1,004
Additional disposal costs, net	112
Loss on disposal of discontinued operations	$1,116

The following table shows the results of the UK subsidiary’s discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Revenue, net	$—	$568	$1,068	$2,067
Cost of goods sold	—	373	667	1,296
Gross profit	—	195	401	771
Sales and marketing	—	225	314	706
General and administrative	—	311	684	1,005
Total operating expenses	—	536	998	1,711
Other income, net	—	42	—	70
Loss from discontinued operations, net of taxes	$—	$(299)	$(597)	$(870)

4.	Segment Reporting

The Company currently operates in two reportable segments: body-worn devices and hearing health direct-to-end-consumer (DTEC). The nature of distribution and services has been deemed separately identifiable. Therefore, segment reporting has been applied. The following table summarizes certain data from continuing operations by industry segment:

For the Three Months Ended September 30, 2019	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$25,383	$1,510	$26,893
Income (loss) from continuing operations before income taxes and discontinued operations	750	(953)	(203)
Depreciation and amortization	712	108	820
Capital expenditures	1,374	54	1,428

For the Nine Months Ended September 30, 2019	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$80,924	$4,876	$85,800
Impairment loss	—	(3,765)	(3,765)
Income (loss) from continuing operations before income taxes and discontinued operations	5,106	(7,603)	(2,497)
Depreciation and amortization	2,210	238	2,448
Capital expenditures	3,651	136	3,787

For the Three Months Ended September 30, 2018	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$28,076	$1,490	$29,566
Income (loss) from continuing operations before income taxes and discontinued operations	3,146	(1,041)	2,105
Depreciation and amortization	642	55	697
Capital expenditures	1,884	4	1,888

For the Nine Months Ended September 30, 2018	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$78,263	$5,327	$83,590
Income (loss) from continuing operations before income taxes and discontinued operations	7,899	(1,992)	5,907
Depreciation and amortization	1,952	155	2,107
Capital expenditures	3,426	70	3,496

The following table summarizes the identifiable assets (excluding goodwill) and goodwill by industry segment as of the following dates:

	September 30, 2019	December 31, 2018
Body Worn Devices:
Identifiable assets (excluding goodwill)	$103,158	$97,725
Goodwill	9,551	9,551
Hearing Health DTEC:
Identifiable assets (excluding goodwill)	2,732	5,139
Goodwill	—	1,257

5.	Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	September 30, 2019	December 31, 2018
United States	$12,264	$10,065
Singapore	1,311	1,240
Other	83	117
Consolidated	$13,658	$11,422

Long-lived assets consist of machinery and equipment. Excluded from long-lived assets are investments in partnerships, patents, goodwill, operating lease ROU assets and certain other assets. The Company capitalizes long-lived assets pertaining to the production of specialized parts. These assets are periodically reviewed to ensure the net realizable value from the estimated future production based on forecasted cash flows exceeds the carrying value of the assets.

The geographical distribution of net revenue to geographical areas for the three and nine months ended September 30, 2019 and 2018 were as follows:

	Three Months Ended		Nine Months Ended
Net Revenue to Geographical Areas	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
United States	$22,483	$25,157	$71,059	$70,871
Europe	1,248	1,500	4,480	4,163
Asia	2,780	2,472	9,508	7,639
All other countries	382	437	753	917
Consolidated	$26,893	$29,566	$85,800	$83,590

Geographic net revenue is allocated based on the location of the customer.

For the three and nine months ended September 30, 2019, one customer accounted for 59% of the Company’s consolidated net revenue. For the three and nine months ended September 30, 2018, one customer accounted for 56% and 57%, respectively, of the Company’s consolidated net revenue.

Two customers combined accounted for 43% and 52% of the Company’s consolidated accounts receivable at September 30, 2019 and December 31, 2018, respectively.

One customer accounted for 84% and 78% of the Company’s consolidated contract assets at September 30, 2019 and December 31, 2018, respectively.

6.	Investment in Partnerships

Investment in partnerships consisted of the following:

	September 30, 2019	December 31, 2018
Investment in Signison	$1,246	$865
Investment in and cash advance for Soundperience	—	1,022
Other	163	204
Total	$1,409	$2,091

The Company has a 50% ownership interest in Signison as of September 30, 2019. Signison is accounted for in the Company’s consolidated financial statements using the equity method.

As of December 31, 2018, the Company held a 49% ownership interest in Soundperience, which was accounted for using the equity method. In January 2019, the Company purchased the source code for the Sentibo Smart Brain self-fitting software from Soundperience in exchange for 1,750 Euros, our 49% ownership in Soundperience and the related license agreement. See Note 9.

7.	Investment Securities

The Company currently invests in commercial paper, US government agencies and corporate notes and bonds with original maturities of not more than two years. The Company classifies these investments as held to maturity based on our intent and ability to hold these investments until maturity. As a result, these investments are recorded at amortized cost, which approximates fair value as of September 30, 2019. As of December 31, 2018, the Company invested in certain liquid investment securities which were classified as available for sale investments and measured at fair value based on Level 1 inputs.

The maturity dates of our investments as of September 30, 2019 are as follows:

	Less than one year	1-5 years	Total
Commercial Paper Original Maturities of 91 Days or More	$6,824	$—	$6,824
US Government Agencies	—	1,900	1,900
Corporate Notes and Bonds	13,491	11,864	25,355
Total Investments	$20,315	$13,764	$34,079

8.	Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
September 30, 2019
Domestic	$11,579	$3,103	$405	$15,087
Foreign	2,315	368	113	2,796
Total	$13,894	$3,471	$518	$17,883

December 31, 2018
Domestic	$10,657	$2,484	$1,583	$14,724
Foreign	2,671	653	115	3,439
Total	$13,328	$3,137	$1,698	$18,163

9.	Other Assets, Net

Other assets, net consisted of the following at:

	September 30, 2019	December 31, 2018
Fitting Software	$3,679	$—
NXP Tech	1,964	2,259
Other	553	1,168
Total	$6,196	$3,427

In January 2019, the Company purchased the source code for self-fitting software from Soundperience for 1,750 Euros and also transferred our 49% ownership interest in Soundperience to the majority owner, positioning the Company to capitalize on the upcoming over-the-counter (OTC) hearing aid regulations. The Company has capitalized the self-fitting software within other assets, net based on the cost of the consideration transferred and will begin amortizing the asset when it is placed into service. Included in the capitalized cost of the self-fitting software is $586 of cash paid at closing as well as non-cash amounts of $869 due in future quarterly installments over the next four years, $533 due in January 2023 and $1,691 for the value of the partnership and license agreement transferred. The future payments are due in Euros and the related liabilities will be revalued based on exchange rates as of each reporting period. As of September 30, 2019, outstanding liabilities are $1,260.

10.	Goodwill and Intangible Assets

As of and for the period ended June 30, 2019, the fair value of the goodwill within our Hearing Help Express reporting unit was less than its carrying amount and resulted in a non-cash impairment charge on goodwill of $1,257 and intangible assets of $2,508. There were no further adjustments made to the carrying amount of goodwill and intangible assets as of September 30, 2019.

The following summarizes the consolidated carrying amount of goodwill by period:

Carrying amount at December 31, 2018	$10,808
Impairment of goodwill of Hearing Help Express	(1,257)
Carrying amount at September 30, 2019	$9,551

The following summarizes the consolidated carrying amounts of intangible assets by period:

Carrying amount at December 31, 2018	$2,585
Amortization of intangible assets of Hearing Help Express	(77)
Impairment of intangible assets of Hearing Help Express	(2,508)
Carrying amount at September 30, 2019	$—

11.	Leases

The Company’s leases pertain primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more. The Company has three leased facilities in Minnesota, two that expire in 2022 and one that expires in 2023, one leased facility in Illinois that expires in 2021, one leased facility in Singapore that expires in 2020, one leased facility in Indonesia that expires in 2024, and one leased facility in Germany that expires in 2022.

Certain foreign leases allow for variable lease payments that depend on an index or a market rate adjustment for the respective country and are adjusted on an annual basis. The adjustment is recognized as incurred in profit and loss. The facility leases include options to extend for terms ranging from one to five years. Lease options that the Company is reasonably certain to execute, are included in the determination of the ROU asset and lease liability. Our Indonesia lease includes embedded forward starting leases that will begin in 2022 and 2024 for additional square footage, which will result in the recognition of an additional ROU asset and lease liability in those periods of approximately $103 and $72, respectively. The Company also leases various computer equipment that include bargain purchase options at termination. These leases have been classified as finance leases.

As of September 30, 2019, the Company has a weighted-average lease term of 1.6 years for its finance leases, and 3.3 years for its operating leases. As of September 30, 2019, the Company has a weighted-average discount rate of 5.56% for its finance leases, and 5.25% for its operating leases. Operating cash flows from continuing operations for the nine months ended September 30, 2019 from operating leases were $1,406. Operating cash flows from discontinued operations for the nine months ended September 30, 2019 from operating leases were $84. Non-cash increases for the nine months ended September 30, 2019, to the operating lease ROU assets, lease incentive other assets and lease liabilities from continuing operations were $772, $150, and $922, respectively. During the nine months ended September 30, 2019, we derecognized approximately $761 of non-cash operating lease ROU assets and liabilities from our discontinued operations. Financing lease assets are classified as machinery and equipment within the consolidated balance sheet. Short term leases are not significant.

The following tables summarizes lease costs by type:

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$27	$76
Interest on lease liabilities	3	8

Operating lease cost*	462	1,379
Variable lease cost**	138	417
Total lease cost	$630	$1,880

*Operating lease cost excludes $0 and $86 related to discontinued operations of the UK for the three and nine months ended September 30, 2019, respectively.

**Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our domestic and foreign building leases, excluding approximately $0 and $11 related to discontinued operations of the UK for the three and nine months ended September 30, 2019, respectively.

Maturities of lease liabilities are as follows:

	Operating Leases	Financing Leases	Total
2019	$503	$29	$532
2020	1,919	105	2,024
2021	1,588	31	1,619
2022	1,023	3	1,026
2023	416	—	416
2024 and thereafter	93	—	93
Total lease payments	5,542	168	5,710
Less: Interest	(456)	(5)	(461)
Present value of lease liabilities	$5,086	$163	$5,249

As previously disclosed in Note 20 of the Notes to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K, prior to the adoption of ASU 2016-02, Leases (Topic 842), the future minimum payments required under lease agreements as of December 31, 2018 were 2019 - $2,417; 2020 - $2,255; 2021 - $1,689; 2022 - $950; 2023 - $188.

12.	Income Taxes

Income tax expense (benefit) for the three and nine months ended September 30, 2019 was $87 and $334 compared to ($97) and $358 for the same period in 2018. The expense was largely due to our foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes. Due to the new tax legislation, there are limitations on the use of certain of the carryforwards. The Company has recorded a full valuation allowance against the deferred tax asset as of September 30, 2019.

The following was the income (loss) from continuing operations before income taxes and discontinued operations for each jurisdiction in which the Company has operations for the three and nine months ended September 30, 2019 and 2018.

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
United States	$(261)	$1,575	$(3,015)	$4,876
Singapore	(90)	378	131	724
Indonesia	18	18	58	60
Germany	130	134	329	247
Income (loss) from continuing operations before income taxes and discontinued operations	$(203)	$2,105	$(2,497)	$5,907

The Company expects impairment losses to be an adjustment to the net loss for the three and nine months ended September 30, 2019 for income tax purposes.

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

The Company granted 4 and 79 RSUs for the three and nine months ended September 30, 2019, respectively. The weighted average closing price of the Company’s common stock on the date of grant was $19.19 and $23.83, respectively, for the RSUs granted in the three and nine months ended September 30, 2019. The RSUs vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant at which time common stock is issued with respect to vested units.

The Company has also granted stock options under the plans. Options granted under the plans generally vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant and have a maximum term of 10 years.

Stock award activity as of and during the nine months ended September 30, 2019 was as follows:

	Outstanding Awards			Stock Option Weighted-
	Stock Options	RSUs	Total	Average Exercise Price (a)	Aggregate Intrinsic Value

Outstanding at December 31, 2018	830	98	928	$6.25
Forfeited, cancelled or expired	(3)	—	(3)	6.42
Granted	—	79	79	—
Exercised or vested	(79)	(49)	(128)	4.87
Outstanding at September 30, 2019	748	128	876	$6.39	$12,241

Exercisable at September 30, 2019	670	—	670	$6.30	$8,799

Available for future grant at December 31, 2018			249

Available for future grant at September 30, 2019			183

(a) The weighted average exercise price calculation does not include outstanding RSUs

The number of shares available for future grants at September 30, 2019 does not include a total of up to 369 shares subject to options outstanding under the 2006 Equity Incentive Plan, which will become available for grant under the 2015 Equity Incentive Plan as outstanding options under the 2006 Equity Incentive Plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise of such options.

The Company recorded $648 and $1,514 of non-cash stock compensation expense for the three and nine months ended September 30, 2019, respectively. The Company recorded $358 and $1,025 of non-cash stock compensation expense for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, there was $2,321 of total unrecognized compensation costs related to non-vested stock option and RSU awards that are expected to be recognized over a weighted-average period of 1.99 years. The total intrinsic value of options exercised during the three and nine months ended September 30, 2019 was $196 and $1,609, respectively.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, through September 30, 2019, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 2 and 7 shares purchased under the plan for the three and nine months ended September 30, 2019, respectively, and a total of 1 and 5 shares purchased for the three and nine months ended September 30, 2018, respectively.

14.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended

	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator:
Income (loss) from continuing operations before discontinued operations	$(290)	$2,202	$(2,831)	$5,549
Loss on disposal of discontinued operations (Note 3)	—	—	(1,116)	—
Loss from discontinued operations, net of income taxes (Note 3)	—	(299)	(597)	(870)
Net income (loss)	$(290)	$1,903	$(4,544)	$4,679

Denominator:
Basic – weighted shares outstanding	8,764	7,825	8,738	7,249
Weighted shares assumed upon exercise of stock awards	—	997	—	1,111
Diluted – weighted shares outstanding	8,764	8,822	8,738	8,360

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$(0.03)	$0.28	$(0.32)	$0.77
Discontinued operations	—	(0.04)	(0.20)	(0.12)
Net income (loss) per share:	$(0.03)	$0.24	$(0.52)	$0.65

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$(0.03)	$0.25	$(0.32)	$0.66
Discontinued operations	—	(0.03)	(0.20)	(0.10)
Net income (loss) per share:	$(0.03)	$0.22	$(0.52)	$0.56

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

For the three and nine months ended September 30, 2019, weighted average options and RSU’s outstanding of 755 and 125, and 778 and 125 were excluded from the dilutive calculation, respectively, as their effect would have been antidilutive based on losses in the period.

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

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of the Company’s Board of Directors, however, on May 1, 2019, the Chairman retired from the Company’s Board of Directors. For the three and nine months ended September 30, 2019, the Company paid that firm approximately $63 and $169 for legal services and costs. For the three and nine months ended September 30, 2018, the Company paid that firm approximately $238 and $413, respectively, for legal services and costs. The prior Chairman of our Board of Directors was considered independent under applicable Nasdaq and Securities and Exchange Commission rules because (i) no payments were made to the Chairman or the partner directly in exchange for the services provided by the law firm and (ii) the amounts paid to the law firm did not exceed the thresholds contained in the Nasdaq standards. Furthermore, the aforementioned partner does not provide any legal services to the Company and is not involved in billing matters.

In January 2019, the Company purchased the source code for the Sentibo Smart Brain self-fitting software from Soundperience, an entity in which we owned 49% of the equity, for 1,750 Euros and the transfer back of our 49% ownership interest in Soundperience. See Note 9.

17.	Revenue by Market

The following tables set forth, for the periods indicated, timing of revenue recognition by market:

Timing of revenue recognition for the three months ended September 30, 2019:

	Products and services transferred at point in time	Products and services transferred over time	Total
Medical Biotelemetry:
Diabetes	$—	$15,723	$15,723
Other Medical	—	3,376	3,376
Hearing Health:
Value Based DTEC	1,510	—	1,510
Value Based ITEC	2,443	—	2,443
Legacy OEM	2,405	—	2,405
Professional Audio Communications:	1,436	—	1,436
Total Net Revenue	$7,794	$19,099	$26,893

Timing of revenue recognition for the nine months ended September 30, 2019:

	Products and services transferred at point in time	Products and services transferred over time	Total
Medical Biotelemetry:
Diabetes	$—	$50,837	$50,837
Other Medical	—	9,947	9,947
Hearing Health:
Value Based DTEC	4,876	—	4,876
Value Based ITEC	7,419	—	7,419
Legacy OEM	7,749	—	7,749
Professional Audio Communications:	4,972	—	4,972
Total Net Revenue	$25,016	$60,784	$85,800

Timing of revenue recognition for the three months ended September 30, 2018:

	Products and services transferred at point in time	Products and services transferred over time	Total
Medical Biotelemetry:
Diabetes	$—	$16,662	$16,662
Other Medical	—	2,694	2,694
Hearing Health:
Value Based DTEC	1,490	—	1,490
Value Based ITEC	3,660	—	3,660
Legacy OEM	3,056	—	3,056
Professional Audio Communications:	2,004	—	2,004
Total Net Revenue	$10,210	$19,356	$29,566

Timing of revenue recognition for the nine months ended September 30, 2018:

	Products and services transferred at point in time	Products and services transferred over time	Total
Medical Biotelemetry:
Diabetes	$—	$47,531	$47,531
Other Medical	—	7,956	7,956
Hearing Health:
Value Based DTEC	5,327	—	5,327
Value Based ITEC	8,923	—	8,923
Legacy OEM	8,500	—	8,500
Professional Audio Communications:	5,353	—	5,353
Total Net Revenue	$28,103	$55,487	$83,590

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

Information contained in this section of this Quarterly Report on Form 10-Q and expressed in U.S. dollars is presented in thousands (000s), except for per share data and as otherwise noted. In addition, information in Item 2 excludes discontinued operations unless otherwise noted.

Market Overview

IntriCon serves the body-worn device market by designing, developing, engineering, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for the medical biotelemetry market, the emerging value based hearing healthcare market, the hearing health direct-to-end-consumer and indirect-to-end-consumer markets and the professional audio communication market. Revenue from markets is reported on the respective medical biotelemetry, hearing health, hearing health direct-to-end-consumer and indirect-to-end-consumer and professional audio lines in the discussion of our results of operations in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 “Revenue by Market” to the Company’s consolidated condensed financial statements included herein.

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

Our DTEC represents a channel that sells products and services directly to the end consumer, which today consists of our Hearing Help Express (HHE) business. In December of 2017, we purchased the remaining 80% of HHE, a direct-to-end-consumer mail order hearing aid provider. However, the Company had been preparing to address this market long before the acquisition of HHE and has spent the last decade investing in the technology and low-cost manufacturing to design and build superior devices and fitting solutions. With this acquisition, we believe we now have the channel infrastructure to directly reach consumers and—importantly for millions—the ability to offer high-quality hearing healthcare at a fraction of the cost. The Company’s devices and technologies coupled with HHE’s high-touch care, outcomes based, and hassle free telemedicine model has created a complete eco-system of hearing healthcare in which the Company intends to serve the $3+ billion market. Through our other VBHH initiatives and tests, we have formed alliances with other key partners, which have given us experience and vital insight as we move aggressively into a more consumer-facing role. HHE provides an efficient, direct-to-end-consumer channel to reach consumers who likely do not have insurance covering hearing devices. This is a channel that we can build on and expand via technology—and one that is complementary with many of our existing relationships.

The Company is also focused on serving its value-based ITEC customers, who also sell products and services directly to the end consumer. We have established ourselves as a leader in supplying this portion of the market with advanced, outcome-based products and accessories. The Company has formed strong relationships with various customers in the channel, including geriatric product retailers and other indirect-to-end-consumer hearing aid providers.

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

IntriCon currently has a presence in the diabetes, cardiac and surgical navigation markets. For diabetes, IntriCon works with Medtronic to manufacture their wireless continuous glucose monitors (CGM), sensor assemblies, and accessories associated with Medtronic’s insulin pump and standalone CGM system. In September 2016, the FDA approved the MiniMed 670G, the world’s first hybrid closed loop insulin delivery system and we are excited that our components are designed into and support such a revolutionary diabetes management system. In June 2017, the MiniMed 670G was launched in the U.S. and Medtronic began fulfilling orders from patients enrolled in their Priority Access Program. In addition to the continued roll-out in the U.S., we anticipate seeing momentum of continuous glucose monitoring adoption and increased penetration in international markets commencing in the next few months following clearance in Germany, and other targeted EU countries. On the standalone CGM front, in March 2018, the FDA approved the Guardian Connect, Medtronic’s standalone CGM system that allows patients to stay ahead of high and low glucose events. Looking ahead, we believe there are opportunities to expand our diabetes product offering with Medtronic, as well as move into new markets outside of the diabetes market.

IntriCon has a suite of medical coils and micro coils that it offers to various original equipment manufacturing (OEM) customers. These products are currently used in pacemaker programming and interventional catheter positioning applications. In 2019, we secured a new large medical customer for our proprietary medical coils to be used for pacemaker programming in their devices.

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

The Company is committed to increasing investments to support its medical biotelemetry business development efforts. In early 2019, the Company hired a vice president of medical business development to leverage our core competencies and diversify our medical revenue base. The Company believes it has significant opportunities to serve the emerging biotelemetry and home care markets through its already developed core competencies and capabilities to develop devices that are more technologically advanced, smaller and lightweight.

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

In January 2019, the Company purchased the source code for the Sentibo Smart Brain self-fitting software from Soundperience. The Sentibo Smart Brain System is the first psycho-acoustic way of analyzing peripheral hearing and central hearing processing. It was developed by an international research team based on the latest scientific findings from the fields of audiology and brain research. We believe this software technology is a critical component to our domestic value-based hearing healthcare model. Sentibo, as well as our other proprietary fitting systems, are designed to improve both channel productivity and the quality of first-time fittings, resulting in lower prices, greater access and increased customer satisfaction. IntriCon expects to expand its advanced fitting solutions in select domestic VBHH channels in 2020.

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

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, or that include forward-looking terminology such as “may”, “will”, “believe”, “anticipate”, “expect”, “should”, “optimistic” “continue”, “estimate”, “intend”, “plan”, “would”, “could”, “guidance”, “potential”, “opportunity”, “project”, “forecast”, “confident”, “projections”, “schedule”, “designed”, “future”, “discussion”, “if” or the negative thereof or other variations thereof, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Company’s Condensed Consolidated Financial Statements” such as net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future level of funding of employee benefit plans, the adequacy of insurance coverage and the impact of new accounting pronouncements and litigation. Forward-looking statements also include, without limitation, statements as to the Company’s expected future results of operations and growth, strategic alliances and their benefits, government regulation, potential increases in demand for the Company’s products, the Company’s ability to meet working capital requirements, the Company’s business strategy, the expected increases in operating efficiencies, anticipated trends in the Company’s markets, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company’s or management’s beliefs, expectations and opinions.

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

▪	our ability to successfully implement our business and growth strategy;

▪	the volume and timing of orders received by the Company, particularly from Medtronic;

▪	changes in estimated future cash flows;

▪	our ability to collect our accounts receivable;

▪	foreign currency movements in markets that we serve;

▪	changes in the global economy and financial markets;

▪	weakening demand for our products due to general economic conditions;

▪	changes in the mix of products sold;

▪	our ability to meet demand;

▪	changes in customer requirements;

▪	FDA approval, timely release and acceptance of our products and the products of our customers;

▪	competitive pricing pressures;

▪	pending and potential future litigation;

▪	cost and availability of electronic components and commodities for our products;

▪	our ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;

▪	the loss of one or more of our major customers;

▪	our ability to identify, complete and integrate acquisitions;

▪	effects of legislation and regulation, including the final OTC regulations;

▪	effects of foreign operations;

▪	our ability to develop new products;

▪	our ability to recruit and retain engineering and technical personnel;

▪	the costs and risks associated with research and development investments;

▪	our ability and the ability of our customers to protect intellectual property;

▪	cybersecurity threats;

▪	loss of members of our senior management team; and

▪	other risk factors set forth in our most recent Annual Report on Form 10-K or any prior Quarterly Report on Form 10-Q, which are incorporated by reference into this Report.

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

Results of Operations

Revenue, net

Below is a summary of our revenue by main markets for the three and nine months ended September 30, 2019 and 2018:

			Change
Three Months Ended September 30	2019	2018	Dollars	Percent
Medical Biotelemetry:
Diabetes	$15,723	$16,662	$(939)	-5.6%
Other Medical	3,376	2,694	682	25.3%
Total	$19,099	$19,356	$(257)	-1.3%
Hearing Health:
Value Based DTEC	$1,510	$1,490	$20	1.3%
Value Based ITEC	2,443	3,660	(1,217)	-33.3%
Legacy OEM	2,405	3,056	(651)	-21.3%
Total	$6,358	$8,206	$(1,848)	-22.5%
Professional Audio Communications	$1,436	$2,004	$(568)	-28.3%
Total Net Revenue	$26,893	$29,566	$(2,673)	-9.0%

			Change
Nine Months Ended September 30	2019	2018	Dollars	Percent
Medical Biotelemetry:
Diabetes	$50,837	$47,531	$3,306	7.0%
Other Medical	9,947	7,956	1,991	25.0%
Total	$60,784	$55,487	$5,297	9.5%
Hearing Health:
Value Based DTEC	$4,876	$5,327	$(451)	-8.5%
Value Based ITEC	7,419	8,923	(1,504)	-16.9%
Legacy OEM	7,749	8,500	(751)	-8.8%
Total	$20,044	$22,750	$(2,706)	-11.9%
Professional Audio Communications	$4,972	$5,353	$(381)	-7.1%
Total Net Revenue	$85,800	$83,590	$2,210	2.6%

For the three months ended September 30, 2019, we experienced a decrease of 5.6% in net revenue in the diabetes medical biotelemetry market compared to the same period in 2018 driven by the timing of certain international orders filtering through various local regulatory requirements. For the nine months ended September 30, 2019, we experienced an increase of 7.0% in net revenue in the diabetes medical biotelemetry market compared to the same period in 2018 driven by market share growth for legacy products and the introduction of new products. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in the diabetes market with its Medtronic partnership. The Company believes there are growth opportunities in this market as well as other emerging biotelemetry and home care markets that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight.

All other medical net revenue for the three and nine months ended September 30, 2019 increased 25.3% and 25.0%, respectively, compared to the same period in 2018. The increase was driven by the addition of a new customer in our medical coils business.

Net revenue in our hearing health value based direct-to-end-consumer (DTEC) business for the three and nine months ended September 30, 2019 increased 1.3% and decreased 8.5%, respectively, compared to the same period in 2018 due to timing of orders and sales mix.

Net revenue in our hearing health value based indirect-to-end-consumer (ITEC) business for the three and nine months ended September 30, 2019 decreased 33.3% and 16.9%, respectively, compared to the same period in 2018. The revenue decline during the third quarter was largely attributed to restructuring activities within a large insurance customer’s hearing health business, as they pivot towards a more traditional “brick-and-mortar” approach that no longer aligns with our partnership strategy to reach the end customer.

Net revenue in our hearing health legacy OEM business for the three and nine months ended September 30, 2019 decreased 21.3% and 8.8%, respectively, compared to the same period in 2018 due to sales mix.

Net revenue to the professional audio device sector decreased 28.3% and 7.1% for the three and nine months ended September 30, 2019, respectively, compared to the same period in 2018. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross profit

Gross profit, both in dollars and as a percent of revenue, for the three and nine months ended September 30, 2019 and 2018, was as follows:

	2019		2018		Change
		Percent		Percent
Three Months Ended September 30	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Gross Profit	$6,773	25.2%	$9,330	31.6%	$(2,557)	-27.4%

	2019		2018		Change
		Percent		Percent
Nine Months Ended September 30	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Gross Profit	$23,547	27.4%	$27,155	32.5%	$(3,608)	-13.3%

The 2019 gross profit decreased over the comparable prior year period primarily due to the ongoing validation and qualification expense as well as excess capacity related to the recent manufacturing expansion to meet the higher volume requirements of our existing and future customers.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three and nine months ended September 30, 2019 and 2018 were as follows:

	2019		2018		Change
		Percent		Percent
Three Months Ended September 30	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and Marketing	$2,609	9.7%	$2,784	9.4%	$(175)	-6.3%
General and Administrative	3,715	13.8%	2,921	9.9%	794	27.2%
Research and Development	840	3.1%	1,251	4.2%	(411)	-32.9%

	2019		2018		Change
		Percent		Percent
Nine Months Ended September 30	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and Marketing	$9,071	10.6%	$8,023	9.6%	$1,048	13.1%
General and Administrative	10,551	12.3%	8,429	10.1%	2,122	25.2%
Research and Development	2,902	3.4%	3,693	4.4%	(791)	-21.4%

Sales and marketing expense for the three months ended September 30, 2019 was $2,609 compared to $2,784 for the comparable period in 2018. The decrease was due to lower DTEC marketing, support costs and wages. Sales and marketing expense for the nine months ended September 30, 2019 was $9,071 compared to $8,023 for the comparable period in 2018. The increase was primarily due to additional support costs and wages. General and administrative expenses were greater than the prior year periods primarily due to increased other outside services, support costs, non-cash stock compensation and severance expense. Research and development decreased over the prior year periods due to a reduction in outside service and support costs.

Impairment loss

Impairment loss for the three and nine months ended September 30, 2019 was $0 and $3,765, respectively. There were no impairment losses identified for the comparable prior year periods. The impairment losses related to a write-off of goodwill and intangible assets due to negative cash flows within our Hearing Help Express reporting unit.

Interest income (expense), net

Interest income (expense), net for the three and nine months ended September 30, 2019 was $240 and $703 compared to ($48) and ($453) for the comparable three and nine month periods in 2018. This increase was due to the payoff of all of our credit facility debt in 2018 which reduced our interest expense along with interest income earned in the current year on our investment accounts.

Other expense, net

Other expense, net for the three and nine months ended September 30, 2019 was $52 and $458 compared to $221 and $650 for the same period in 2018.

Income tax expense (benefit)

Income tax expense (benefit) for the three and nine months ended September 30, 2019 was $87 and $334 compared to ($97) and $358 for the same period in 2018.

Liquidity and Capital Resources

As of September 30, 2019, we had $8,688 of cash on hand. Sources of our cash for the nine months ended September 30, 2019 have been from our operating activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Nine Months Ended
	September 30, 2019	September 30, 2018
Cash provided by (used in) from continuing operations:
Operating activities	$1,783	$(1,728)
Investing activities	(929)	(4,339)
Financing activities	(123)	52,300
Effect of exchange rate changes on cash	(46)	(24)
Net increase in cash from continuing operations	$685	$46,209

The most significant items that contributed to the $1,783 of cash provided by operating activities were non-cash add backs for impairment loss, depreciation and amortization and stock-based compensation expense, as well as a decrease in accounts receivable and inventory partially offset by decreases in accounts payable and accrued expenses as well as increases in contract assets.

Net cash used in investing activities of ($929) primarily consisted of purchases of machinery and equipment, investment securities and other assets along with our investments in partnerships partially offset by proceeds from sale and maturity of investment securities.

Net cash used in financing activities of ($123) was comprised primarily from the withholding of shares from vesting RSU awards to pay withholding taxes and the payment of financing leases partially offset by cash received from the exercise of stock options and employee stock purchase plan shares.

The Company had the following bank arrangements:

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with CIBC Bank USA. The credit facility, as amended through September 30, 2019, provides for a $7,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve. The credit facility matures on December 15, 2022.

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

We obtained a waiver for our failure to meet the fixed charge coverage ratio covenant in the credit facility as of September 30, 2019. After giving effect to the waiver, the Company was in compliance with all applicable covenants under the credit facility as of September 30, 2019.

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

As of September 30, 2019, and December 31, 2018, the Company had a total borrowing capacity of $10,572 and $13,884, respectively, with no borrowings outstanding at each reporting period.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2019 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a)	Exhibits

10.1	Master Supply Agreement effective as of May 14, 2019 between Medtronic, Inc. and the Company and related Business Unit Supply Agreement and Automation Agreement (Certain provisions of this exhibit have been omitted pursuant to Item 601 (b)(10)(iv) of Regulation S-K.)*

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*	The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited) as of September 30, 2019 and December 31, 2018; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the Three and Nine Months Ended September 30, 2019, and 2018; (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited) for the Three and Nine Months Ended September 30, 2019, and 2018; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the Nine Months Ended September 30, 2019, and 2018; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the Nine Months Ended September 30, 2019, and 2018; and (vi) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION
(Registrant)

Date: November 8, 2019	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: November 8, 2019	By:	/s/ Scott Longval
Scott Longval
Executive Vice President, Chief Operating Officer, Chief Financial Officer and Secretary
(principal financial officer)