Form 10-K
period 2019-12-31
INTRICON CORP
filed 2020-03-16
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

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

The aggregate market value of the voting common shares held by non-affiliates of the registrant on June 30, 2019 was $191,747,196. Common shares held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common shares on February 24, 2020 was 8,813,115.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company’s definitive proxy statement for the 2020 annual meeting of shareholders are incorporated by reference into Part III of this report; provided, however, that the Audit Committee Report and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

PART I

ITEM 1. Business

Company Overview

IntriCon Corporation (together with its subsidiaries referred herein as the “Company”, or “IntriCon”, “we”, “us” or “our”) is an international company engaged in designing, developing, engineering and manufacturing miniature interventional, implantable and body-worn medical devices. Our mission is to be a recognized leader in miniature medical devices that enable affordable and accessible health care and improve the quality of life for those we serve. The Company serves as a joint development manufacturing partner (JDM) to leading medical device original equipment manufacturers (OEMs) by designing, developing, engineering, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for high growth markets, such as diabetes, drug delivery, surgical navigation, and hearing health. The Company, headquartered in Arden Hills, Minnesota, has facilities in Minnesota, Illinois, Singapore, Indonesia and Germany, and operates through subsidiaries. The Company is a Pennsylvania corporation formed in 1930, and has gone through several transformations since its formation. The Company’s core business of body-worn devices was established in 1993 through the acquisition of Resistance Technologies Inc., now known as IntriCon, Inc. The majority of IntriCon’s current management came to the Company with the Resistance Technologies Inc. acquisition, including IntriCon’s President and CEO, who was a co-founder of Resistance Technologies Inc.

Information contained in this Annual Report on Form 10-K and expressed in U.S. dollars or number of shares are presented in thousands (000s), except for per share data and as otherwise noted.

Business Highlights

Major Events in 2019

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

During the 2019 second quarter, we continued to experience negative cash flows within our Hearing Help Express (HHE) reporting unit and as of June 30, 2019, determined the fair value of the goodwill was less than its carrying amount, which resulted in non-cash impairment charges to goodwill of $1,257 and intangible assets of $2,508.

Major Events in 2018

In February 2018, the Company closed on an additional 33% ownership interest in Soundperience, bringing its total ownership to 49% and its total investment to 1,500 Euros, as of December 31, 2018, consisting of an equity investment and license agreement. As of December 31, 2018, Soundperience and Signison were accounted for in the Company’s financial statements using the equity method.

In March 2018, the Company entered into a new 5-year lease for an additional 37,000 square foot manufacturing and clean room facility near our Corporate Headquarters in Arden Hills, Minnesota. In addition, during 2018 the Company added 13 new molding presses, as well as a high-speed printed circuit board assembly line. In June 2018, the Company entered into an additional 10,000 square foot medical assembly space in Singapore. The added capacity and equipment will aid us in meeting the anticipated rising demand in our medical business.

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

Market Overview:

IntriCon serves as a JDM to leading medical device OEMs by designing, developing, engineering, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for high growth markets, such as diabetes, drug delivery, surgical navigation, and hearing health and the professional audio communication market. Revenue from these markets is reported on the respective diabetes, other medical, hearing health value based direct-to-end-consumer, value based indirect-to-end-consumer and legacy OEM, and professional audio lines in the discussion of our results of operations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 21 “Revenue by Market” to the Company’s consolidated financial statements included herein.

Diabetes, Drug Delivery, and Surgical Navigation Markets

The Company manufactures microelectronics, micro-mechanical assemblies, high-precision injection-molded plastic components and complete devices for leading and emerging medical device manufacturers. The medical industry is faced with pressures to reduce the cost of healthcare. Driven by its core technologies, IntriCon helps shift the point of care from expensive traditional settings, such as hospitals, to less expensive non-traditional settings like the home. IntriCon currently serves this market by offering medical manufacturers the capabilities to design, develop, manufacture and distribute medical devices that are easier to use, are more miniature, use less power, and are lighter. Increasingly, the medical industry is looking for wireless, low-power capabilities in their devices.

IntriCon currently has a presence in the diabetes, drug delivery and surgical navigation markets. For diabetes, IntriCon works with Medtronic to manufacture their wireless continuous glucose monitors (CGM), sensor assemblies, and accessories associated with Medtronic’s insulin pump and CGM system. In September 2016, the FDA approved Medtronic’s current generation insulin pump system, the MiniMed 670G system. The MiniMed 670G is the world’s first hybrid closed loop insulin delivery system and we are excited that our components are designed into and support such a revolutionary diabetes management system. In June 2017, the 670G was launched in the U.S. and Medtronic began fulfilling orders from patients enrolled in their Priority Access Program. In March 2018, the FDA approved the Guardian Connect, Medtronic’s standalone CGM system that allows patients to stay ahead of high and low glucose events. Looking ahead, we believe there are opportunities to expand our diabetes product offering with Medtronic, as well as move into new markets outside of the diabetes market. In late 2019, Medtronic received approval and began distributing the 670G system in select European countries.

IntriCon has a suite of medical coils and micro coils that it offers to various OEM customers. These products are currently used in pacemaker programming and interventional catheter positioning applications.

IntriCon manufactures bubble sensors and flow restrictors that monitor and control the flow of fluid in an intravenous infusion system as well as a family of safety needle products for an OEM customer that utilizes IntriCon’s insert and straight molding capabilities. These products are assembled using full automation, including built-in quality checks within the production lines.

During 2018, we expanded our infrastructure to support anticipated growth from current medical customers and future growth from increased business development. Expansion efforts in 2018 included a newly leased 37,000-square-foot medical manufacturing and clean room facility in Minnesota, an additional 10,000-square-foot medical assembly space in Singapore, 13 new molding presses and a high-speed printed circuit board assembly line. In addition to these investments, our current customers invested several million dollars in tooling and automation within our facilities. While we have begun limited production on certain products in our new facilities, we are still working with current medical customers to complete required validation and qualification of several key production lines.

The Company is committed to increasing investments to support its medical business development efforts. In early 2019, the Company hired a vice president of medical business development, to leverage our core competencies and diversify our medical revenue base. The Company believes it has significant opportunities to serve the emerging home care markets through its already developed core competencies and capabilities to develop devices that are more technologically advanced, smaller and lightweight.

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

Value-Based Hearing Healthcare

The Company believes the value-based hearing healthcare (VBHH) market offers significant growth opportunities. In contrast to the legacy channel dynamics, the VBHH market channel is flexible and able to serve the end consumer through a variety of modalities which may include self-fitting, remote programing and adjustments, customer support call centers and bricks and mortar stores. The average price of a hearing aid sold through this channel is less than twenty-five percent of the average $2,400 device price typically sold through the legacy channel. In 2018, the Company commissioned an ethnographic research study, which identified a $3+ billion annual VBHH market opportunity. To best approach this market opportunity, the Company has sharpened its Indirect-to-end-Consumer (ITEC) focus to identify potential high-profile partners that value its ability to deliver superior hearing aids, self-fitting software and customer care to the U.S. market. Moreover, the Company has refocused its Direct-to-End-Consumer (DTEC) efforts towards supporting product development and as a testing platform. Over the past decade we have invested in the manufacturing footprint, product technology and fitting software to provide individuals access to affordable, quality outcomes-based hearing healthcare.

The Company is also focused on serving its current value-based ITEC customers, who also sell products and services directly to the end consumer. We have established ourselves as a leader in supplying this portion of the market with advanced, outcome-based products and accessories. The Company has formed strong relationships with various customers in the channel, including geriatric product retailers and other indirect-to-end-consumer hearing aid providers.

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

Legacy OEM Hearing Health Channel

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

Core Technologies Overview:

Over the past several years, the Company has increased investments in the continued development of critical core technologies: Microminiaturization, Miniature Transducers, Ultra-Low-Power (ULP) Digital Signal Processing (DSP), ULP Wireless and Fitting Software. These core technologies serve as the foundation of current and future product platform development, designed to meet the rising demand for smaller, portable, more advanced devices and the need for greater efficiencies in the delivery models. The continued advancements in this area have allowed the Company to further enhance the mobility and effectiveness of miniature body-worn devices.

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

ULP DSP

DSP converts real-world analog signals into a digital format. Through our nanoDSP™ technology, IntriCon offers an extensive range of ULP DSP amplifiers for hearing, medical and professional audio applications. Our proprietary nanoDSP incorporates advanced ultra-miniature hardware with sophisticated signal processing algorithms to produce devices that are smaller and more effective. The Company further expanded its DSP portfolio including improvements to its Reliant CLEAR™ feedback canceller, offering increased added stable gain and faster reaction time. Additionally, the DSP technologies are utilized in the Audion8™, our eight-channel hearing aid amplifier, the Audion16™ and Audion16+™, our wide dynamic range compression sixteen-channel hearing aid amplifier. The amplifiers are feature-rich and are designed to fit a wide array of applications. In addition to multiple compression channels, the amplifiers have a complete set of proven adaptive features which greatly improve the user experience with proven outcomes.

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

IntriCon has commercialized its Physiolink3 wireless technology into the hearing health and hearing health direct-to-end-consumer markets, and intends to incorporate Physiolink3 into product platforms serving the medical and professional audio communication markets. This system is based on 2.4GHz proprietary digital radio protocol in the industrial-scientific-medical (ISM) frequency band and enables audio and data streaming and command and control to ear-worn and body-worn applications over distances of up to ten meters. The Physiolink3 technology can be used to increase productivity in the emerging VBHH channels through in office wireless programming, remote cloud-based fitting and consumer directed self-fitting of hearing aids. This will provide both greater access and lower costs for patients. In addition, remote control functions improve the patient experience while using the device especially for those with diminished dexterity. The Physiolink3 technology builds on the Physiolink2 capabilities by adding wireless streaming at much lower power levels than any technology currently on the market. This will allow for accessories to enhance the user experience in noisy environments by allowing audio streaming directly to the hearing aid.

Fitting Software

The ability to efficiently and effectively fit hearing aids is critical to building a value based eco-system of hearing healthcare. By developing more advanced fitting software systems, individuals can benefit from fittings that conform to their specific loss, while eliminating the need for an in-person appointment. In addition to the traditional fitting software, AccuFit, used in the conventional channel, IntriCon has made significant investments in various advanced fitting software solutions, including its purchase of the source code for the Sentibo Smart Brain self-fitting software, that can enable remote and self-fitting solutions. IntriCon believes these advanced fitting solutions, along with the other components of the eco-system, will drive access, affordability and superior customer satisfaction to the millions of individuals that cannot receive care today, primarily due to high cost and low access.

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

Marketing and Competition:

IntriCon intends to allocate more capital and resources in marketing and sales to leverage its existing core competencies and technologies platforms in order to accelerate the diversification of its revenue base within its core markets of drug delivery, surgical navigation, and hearing health. In addition, the Company believes this will allow it to advance its technology portfolio, advance new product platforms, and strengthen its position as a leading JDM.

Currently, IntriCon sells some of its hearing device products directly to domestic hearing instrument manufacturers, and distributors and partnerships through an internal sales force. As a result of the investments in Hearing Help Express in 2016 and 2017, the Company began marketing and selling hearing aid devices directly to consumers through direct mail advertising, internet and a call center. In February 2020, however, the Company announced its decision to pivot its Hearing Help Express focus entirely towards supporting product development and as a testing platform in order to best capture the near-term benefits. As a result of this re-positioning, we anticipate that advertising and marketing spend related to Hearing Help Express will decrease significantly beginning in the second quarter of 2020. Sales of other medical and professional audio communications products are also made primarily through an internal sales force.

Internationally, sales representatives employed by IntriCon GmbH (“GmbH”), a wholly-owned German subsidiary, solicit sales from European hearing instrument, medical device and professional audio communications manufacturers and suppliers.

In recent years, a small number of customers have accounted for a substantial portion of the Company’s sales. In 2019, one customer in our medical market accounted for approximately 60 percent of the Company’s net revenue. During 2019, the top five customers accounted for approximately $82,854, or 73 percent, of the Company’s net revenue. See Note 4 to the consolidated financial statements for a discussion of net revenue and long-lived assets by geographic area and customer information.

IntriCon markets its high-performance microphone products to the radio communication and professional audio industries and has several larger competitors who have greater financial resources. IntriCon holds a small market share in the global market for microphone capsules and other related products.

Employees. As of December 31, 2019, the Company had a total of 780 full time equivalent employees, of whom 75 are executive and administrative personnel, 22 are sales personnel, 43 are engineering personnel and 640 are operations personnel. The Company considers its relations with its employees to be satisfactory. None of the Company’s employees are represented by a union.

As a supplier of consumer and medical products and parts, IntriCon is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

Research and Development. IntriCon conducts research and development activities primarily to improve its existing products and proprietary technology. The Company is committed to investing in the research and development of proprietary technologies, that enhance our position as a JDM. The Company believes the continued development of key proprietary technologies will be the catalyst for long-term revenues and margin growth. Research and development expenditures were $3,830, $4,671 and $4,458, in 2019, 2018 and 2017, respectively. These amounts are net of any customer and grant reimbursed research and development.

IntriCon owns numerous United States patents which cover various product designs and processes. Although the Company believes that these patents collectively add value to the Company, the costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the patents providing future economic benefit to the Company.

Regulation. A large portion of our business operates in a marketplace subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping, distribution and surveillance procedures for medical devices.

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

Our wireless and non-wireless hearing aids are air-conduction devices and, as such, are Class I and Class II medical devices. Air-conduction hearing aids are exempt from the 510(k) pre-market notification process. These hearing aids may be marketed either through distribution channels owned, in whole or in part, by IntriCon or through non-affiliated distribution channels. In the latter sense, IntriCon acts as the contract manufacturer to the distributing organization, assisting in design, development and manufacturing. Our manufacturing operations are subject to periodic inspections by the FDA, whose primary purpose is to audit the Company’s compliance with the Quality System Regulations published by the FDA (21 CFR Part 820) and other applicable government standards. Strict regulatory action may be initiated in response to audit deficiencies or to product performance problems. We believe that our manufacturing and quality control procedures are in compliance with the requirements of the FDA regulations. Our most recent FDA inspections were conducted in May of 2019. No issues (observations) arising from those inspections were noted.

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

Medical device law in the European Union (EU) requires that our quality system conforms to international quality standards and that our medical devices conform to “essential requirements” set forth by the Medical Device Directive (“MDD”). In order to keep pace with accelerating technical reality and manufacturing risks, medical device law in Europe is changing rapidly. Effective May 5, 2017, the MDD has been replaced with a broader, more reaching Medical Device Regulation (“MDR”) with a three-year transition period and comes into force May 26, 2020. IntriCon intends to comply with the MDR prior to the end of the transition period.

IntriCon manufacturing facilities are audited at least annually by an International Organization for Standardization (“ISO”) registrar to verify conformity of products and quality systems to the relevant standards and regulations. The ISO registrar for our US facilities is British Standards Institute (“BSI”) while the registrar for our Asian facilities is SGS United Kingdom Ltd.

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

We are dependent on a small number of customers for a majority of our revenues. In fiscal year 2019, our largest customer accounted for approximately 60 percent of our net revenue and our five largest customers accounted for approximately 73 percent of our net revenue. A significant decrease or delay in the sales to or loss of any of our major customers could have a material adverse effect on our business and results of operations. Our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our major customers will not experience financial, technical, regulatory or other difficulties or delays that could adversely affect their operations and, in turn, our results of operations.

We have in the past and may in the future explore acquisitions that complement or expand our business. Acquisitions pose significant risks and may materially adversely affect our business, financial condition and operating results.

As part of our business strategy, we have in the past and may in the future pursue acquisitions of other businesses or technologies that we believe could complement, enhance or expand our current business or product lines, diversify our revenue base or that might otherwise offer us growth opportunities. We may have difficulty finding these opportunities or, if we do identify these opportunities, we may not be able to complete the transactions for various reasons, including a failure to secure financing.

Our prior acquisitions have resulted, and future acquisitions may result, in the recording of goodwill and other intangible assets subject to potential impairment in the future, adversely affecting our operating results. For example, in 2017, we completed the acquisition of Hearing Help Express. Our acquisition of Hearing Help Express represents an exciting business opportunity; however, we did not have any prior experience in the direct-to-end-consumer mail order hearing aid business, and we may not be able to profitably operate this business, which may result in not realizing the value paid for the acquisition. We recorded goodwill and intangible assets of $4,177 in connection with this acquisition. As of and for the period ended June 30, 2019, the fair value of our Hearing Help Express reporting unit was less than its carrying amount, which resulted in non-cash impairment charges to goodwill of $1,257 and intangible assets of $2,508. Our success will be largely influenced by management’s ability to hire and retain skilled direct-to-end-consumer personnel and determine the proper customer base and marketing channels to achieve our planned profitability levels. In February 2020, we announced our decision to pivot the Hearing Help Express focus entirely towards supporting product development and as a testing platform in order to best capture the near-term benefits. If we are not able to successfully operate this business using our new strategy, further impairment charges may be required.

Acquisitions involve a number of risks, including: the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture; possible adverse effects on our operating results during the integration process; unanticipated liabilities and litigation; and our possible inability to achieve the intended objectives or achieve the anticipated benefits of the transaction. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. Future acquisitions also may result in dilutive issuances of equity securities or the incurrence of additional debt.

Downturns in the domestic economic environment could cause a severe disruption in our operations.

Adverse changes in the economy could negatively affect our business, which could exacerbate many of the risk factors we have identified including, but not limited to, the following:

Liquidity:

●	The domestic economic environment, including credit markets, could worsen and reduce liquidity and this could have a negative impact on financial institutions and the country’s financial system, which could, in turn, have a negative impact on the business of our customers and on our business.

●	Investments held by the Company are subject to market conditions which could decline in value and reduce liquidity.

●	If interest rates rise, this could disrupt domestic and world markets and could adversely affect the economy as a whole and our liquidity, costs of borrowing and results of operations.

Demand:

●	Any downturn in the economy or a return to recession could result in lower sales to our customers. Additionally, our customers may not have access to sufficient cash or short-term credit to obtain our products or services.

Prices:

●	In the event of a downturn, certain markets could experience deflation, which would negatively impact our average prices and reduce our margins.

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

We are in the process of preparing the Sentibo Smart Brain self-fitting software technology for submission to the FDA for approval. This technology is crucial to our development of the over-the-counter market for our hearing aids. Any delays in FDA approval could have an adverse impact on our entry into this market.

The registration system for our medical devices in the EU requires that our quality system conform to international quality standards. Manufacturing facilities and processes under which our hearing aid devices and OEM components and assemblies are produced, are inspected and audited by various certifying bodies. These audits verify our compliance with applicable requirements and standards. Further, the FDA, various state agencies and foreign regulatory agencies inspect our facilities to determine whether we are in compliance with various regulations relating to quality systems, such as manufacturing practices, validation, testing, quality control, product labeling and product surveillance. A determination that we are in violation of such regulations could lead to imposition of civil penalties, including fines, product recalls or product seizures, suspensions or shutdown of production and, in extreme cases, criminal sanctions, depending on the nature of the violation.

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

The Company is subject to risks arising from its international sales and operations.

We derived approximately 17 percent of our 2019 revenues from customers located outside of the U.S. In 2019, we operated in Singapore, Indonesia, and Germany. Approximately 7 percent of our revenues were derived from our facilities in these countries in 2019. As of December 31, 2019, approximately 10 percent of our long-lived assets are located in these countries. Political or economic instability in foreign countries could have an adverse impact on our results of operations due to disruption of production or diminished revenues in these countries. Our future revenues, costs of operations and profit results could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country’s political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the euro, Singapore dollar and other currencies could lead to lower reported consolidated revenues due to the translation of this currency into U.S. dollars when we consolidate our revenues and results from operations.

We face the risk that the coronavirus or other health epidemics could disrupt our operations or the operations of our customers or suppliers.

Our business could be adversely affected by the effects of a widespread outbreak of contagious disease, such as the recent outbreak of respiratory illness caused by a coronavirus first identified in Wuhan, Hubei Province, China. Because we have manufacturing facilities in Singapore and Batam, we may be vulnerable to an outbreak of the coronavirus or other contagious diseases in that region. The effects of such an outbreak could include the temporary shutdown of our facilities, disruptions or restrictions on the ability to ship our products to our customers as well as disruptions that may affect our suppliers. Any disruption of our ability to manufacture or distribute our products or of the ability of our suppliers to deliver key components on a timely basis could have a material adverse effect on our sales and operating results. In addition, a significant outbreak of contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our products and impact our operating results.

Events in Europe could negatively affect our ability to conduct business in those countries.

Following a referendum in June 2016 in which voters in the United Kingdom approved an exit from the European Union, the United Kingdom formally exited the European Union (often referred to as Brexit) on January 31, 2020. In 2019, we derived approximately 17 percent of our revenues from sales outside the U.S., including 7 percent from Europe. The effects of Brexit will depend on any agreements the U.K. makes to retain access to EU markets either during a transitional period or more permanently. Brexit could introduce significant uncertainties into global financial markets and adversely impact the markets in which we and our customers operate. While we have not experienced any immediate adverse impacts on our financial condition as a result of Brexit, adverse consequences such as deterioration in economic conditions, volatility in currency exchange rates, including the British pound and the euro, or adverse changes in regulation could have a negative impact on our future operations, operating results and financial condition. All of these potential consequences could be further magnified if additional countries were to exit the European Union.

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

We are a global corporation with a presence in the United States, Singapore, Indonesia and Germany. As such, we are subject to tax laws, regulations and policies of the U.S. federal, state and local governments and of comparable taxing authorities in other country jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in 2020 and thereafter and otherwise adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rates, tax payments, tax credits or incentives will not be adversely affected by these or other initiatives.

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

We are highly dependent upon the continued services and experience of our senior management team, including Mark S. Gorder, our President, Chief Executive Officer and a member of the Board of Directors. We depend on the services of Mr. Gorder and the other members of our senior management team to, among other things, continue the development and implementation of our business strategies and maintain and develop our client relationships. Certain members of our management team, including Mr. Gorder, are approaching retirement and the Company must locate and employ suitable replacements from within or without the Company. We do not maintain key-man life insurance for any members of our senior management team.

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

Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters or notices or may be the subject of claims that our solutions and underlying technology infringe or violate the intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management’s attention and resources, damage our reputation and brand, and cause us to incur significant expenses.

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

The market price of our common stock has been and is likely to be highly volatile, and there has been limited trading volume in our common stock. For example, our stock traded between a low sale price of $16.81 and a high sale price of $29.59 in 2019. The common stock market price could be subject to wide fluctuations in response to a variety of factors, including the following:

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, we are required to include in our Annual Reports on Form 10-K, reports of our management and our independent registered public accounting firm on our internal control over financial reporting. While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2019, we cannot guarantee that we will not have material weaknesses in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If in the future we fail to complete this evaluation in a timely manner, or if we determine that we have a material weakness, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential investors and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and the market price of our common stock.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

The Company leases seven facilities, four domestically and three internationally, as follows:

■	a 47,000 square foot manufacturing facility in Arden Hills, Minnesota, which also serves as the Company’s headquarters. At this facility, the Company manufactures body-worn devices, other than plastic component parts. Annual base rent expense, including real estate taxes and other charges, is approximately $529. This lease expires in January 2022.

■	a 49,000 square foot manufacturing facility in Arden Hills, Minnesota at which the Company manufactures body-worn devices, and plastic component parts. Annual base rent expense is approximately $380. This lease expires in July 2023.

■	a 46,000 square foot building in Vadnais Heights, Minnesota at which IntriCon produces plastic component parts for body-worn devices. Annual base rent expense, including real estate taxes and other charges, is approximately $395. This lease expires in December 2022.

●	a 22,000 square foot facility in DeKalb, Illinois which houses Hearing Help Express’s sales and administrative offices and warehouse. Annual base rent expense is approximately $203. We are also responsible for our pro rata share of common area costs, real estate taxes and insurance costs. This lease expires in February 2022.

●	a 35,000 square foot facility in Singapore which houses production facilities, warehouse and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $637. This lease expires in October 2020.

●	a 33,000 square foot facility in Indonesia which houses production facilities, warehouse and administrative offices. Annual base rent expense, including real estate taxes and other charges is approximately $85. This lease expires in September 2024.

●	a 2,000 square foot facility in Germany which houses sales and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $32. This lease expires in June 2022.

●	See Note 12 to the Company’s consolidated financial statements in Item 8 of the Annual Report on Form 10-K.

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

The Company’s former wholly owned French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the completion of the French insolvency proceeding, including liabilities under guarantees aggregating approximately $438.

The Company is also involved from time to time in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company’s consolidated financial position, liquidity, or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 4A. Information about our Executive Officers

The names, ages and offices (as of February 24, 2020) of the Company’s executive officers were as follows:

Name	Age	Position
Mark S. Gorder	73	President, Chief Executive Officer and Director of the Company
Scott Longval	43	Executive Vice President, Chief Financial Officer and Chief Operating Officer
Michael P. Geraci	61	Senior Vice President, Sales and Marketing
Dennis L. Gonsior	61	Senior Vice President, Global Operations

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

Mr. Longval has served as the Company’s Chief Financial Officer since July 2006 and was also appointed as Executive Vice President in January 2019 and Chief Operating Officer in April 2019. Mr. Longval received a Bachelor of Science degree in Accounting from the University of St. Thomas. Prior to being appointed as CFO, Mr. Longval served as the Company’s Corporate Controller since September 2005. Prior to joining the Company, Mr. Longval was Principal Project Analyst at ADC Telecommunications, Inc., a provider of innovative network infrastructure products and services, from March 2005 until September 2005. From May 2002 until March 2005 he was employed by Accellent, Inc., formerly MedSource Technologies, a provider of outsourcing solutions to the medical device industry, most recently as Manager of Financial Planning and Analysis. From September 1998 until April 2002, he was employed by Arthur Andersen, most recently as experienced audit senior.

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

The closing sale price of the Company’s common stock on February 24, 2020, was $16.21 per share.

At February 24, 2020 the Company had 264 shareholders of record of common stock. Such number does not reflect shareholders who beneficially own common stock in nominee or street name.

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

ITEM 6.  Selected Financial Data

Year Ended December 31,	2019	2018 (a)	2017 (a)	2016 (a)(b)	2015 (a)(b)

Revenue, net	$113,493	$113,948	$86,954	$65,231	$68,113

Gross profit	30,986	36,231	25,270	14,817	18,562

Operating expenses	33,026	27,856	21,686	15,962	14,566
Interest income (expense), net	920	(314)	(716)	(553)	(369)
Other expense, net	(743)	(815)	(406)	(644)	(261)

Income (loss) from continuing operations before income taxes, non-controlling interest and discontinued operations	(1,863)	7,246	2,462	(2,342)	3,366

Income tax expense	(201)	(484)	(8)	(217)	(19)

Income (loss) from continuing operations before non-controlling interest and discontinued operations	(2,064)	6,762	2,454	(2,559)	3,347

Loss on disposal of discontinued operations	(1,116)	—	(164)	—	—
Loss from discontinued operations, net of income taxes	(597)	(1,215)	(1,170)	(2,541)	(1,230)
Net income (loss)	(3,777)	5,547	1,120	(5,100)	2,117
Less: Loss allocated to non-controlling interest	—	—	(938)	(157)	(111)
Net income (loss) attributable to shareholders	$(3,777)	$5,547	$2,058	$(4,943)	$2,228

Basic income (loss) per share attributable to shareholders:
Continuing operations	$(0.23)	$0.89	$0.50	$(0.37)	$0.59
Discontinued operations	(0.20)	(0.16)	(0.20)	(0.39)	(0.21)
Net income (loss)	$(0.43)	$0.73	$0.30	$(0.76)	$0.38

Diluted income (loss) per share attributable to shareholders:
Continuing operations	$(0.23)	$0.78	$0.46	$(0.37)	$0.55
Discontinued operations	(0.20)	(0.14)	(0.18)	(0.39)	(0.20)
Net income (loss)	$(0.43)	$0.64	$0.28	$(0.76)	$0.35

Weighted average number of shares outstanding during year:
Basic	8,748	7,599	6,852	6,497	5,907
Diluted	8,748	8,630	7,307	6,497	6,241

Other Financial Highlights

Year Ended December 31,	2019	2018 (a)	2017 (a)	2016 (a)(b)	2015 (a)(b)

Working capital (c)	$53,349	$62,897	$8,985	$8,456	$11,302
Total assets	113,593	115,248	54,474	43,758	41,886
Long-term debt	—	—	9,321	9,284	7,929
Equity	90,492	91,974	21,439	19,011	18,897
Depreciation and amortization	3,277	2,891	2,134	2,023	1,755

(a)	In 2019, the Company classified its United Kingdom operations as discontinued operations. The Company revised its financial statements for all periods to reflect the discontinued operations.

(b)	In 2016, the Company classified its cardiac diagnostic monitoring operations as discontinued operations. The Company revised its financial statements for 2016 and 2015 to reflect the discontinued operations.

(c)	Working capital is equal to current assets less current liabilities.

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

IntriCon Corporation (together with its subsidiaries, the “Company” or “IntriCon”, “we”, “us” or “our”) is an international company engaged in designing, developing, engineering and manufacturing miniature interventional, implantable and body-worn medical devices. Our mission is to be a recognized leader in miniature medical devices that enable affordable and accessible health care and improve the quality of life for those we serve. The Company serves as a JDM to leading medical device OEMs by designing, developing, engineering, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for high growth markets, such as diabetes, drug delivery, surgical navigation, and hearing health.

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

As of and for the period ended June 30, 2019, the fair value of the goodwill within our Hearing Help Express reporting unit was less than its carrying amount, which resulted in non-cash impairment charges to goodwill of $1,257 and intangible assets of $2,508.

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

Results of Operations: 2019 Compared with 2018

Consolidated Net Revenue

Our net revenue is comprised of two segments: our body-worn device segment (consisting of three markets: medical, hearing health, and professional audio) and our hearing health direct-to-end-consumer (DTEC) segment. Below is a summary of our revenue by main markets for the years ended December 31, 2019 and 2018:

			Change
	2019	2018	Dollars	Percent
Medical:
Diabetes	$68,606	$65,197	$3,409	5.2%
Other Medical	13,487	10,448	3,039	29.1%
Total	$82,093	$75,645	$6,448	8.5%
Hearing Health:
Value Based DTEC	$6,120	$6,858	$(738)	-10.8%
Value Based ITEC	8,910	11,949	(3,039)	-25.4%
Legacy OEM	9,892	12,257	(2,365)	-19.3%
Total	$24,922	$31,064	$(6,142)	-19.8%
Professional Audio Communications	$6,478	$7,239	$(761)	-10.5%
Total Net Revenue	$113,493	$113,948	$(455)	-0.4%

In 2019, we experienced an 8.5 percent increase in medical revenue driven by higher sales to Medtronic within the diabetes business as well as growth within our medical coils business within the other medical business. IntriCon currently serves the market by offering medical manufacturers the capabilities to design, develop and manufacture medical devices that are easier to use, are more miniature, use less power, and are lighter. IntriCon has a strong presence in the diabetes market with its Medtronic partnership. The Company believes there are growth opportunities in this market as well other emerging home care markets that could benefit from its capabilities to develop devices that are more technologically advanced, smaller and lightweight. In addition to the diabetes growth, the Company experienced strong sales growth in medical coils, increasing 82 percent from the prior year.

Net revenue in our hearing health business for the year ended December 31, 2019 decreased 19.8 percent over the same period in 2018. The decrease was primarily within the value based indirect-to-end-consumer business due to restructuring activities within a large insurance customer’s hearing health business, as they pivot towards a more traditional “brick-and-mortar” approach that no longer aligns with our partnership strategy to reach the end customer. In addition, net revenue in our hearing health direct-to-end-consumer business decreased due to lower advertising spend in 2019 in an effort to reduce costs. The Company is optimistic about the progress that has been made and the long-term prospects of the value-based hearing healthcare market. Market dynamics, such as low penetration rates, an aging population, regulatory scrutiny, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, including the direct-to-the-consumer channel and pending over-the-counter channel. IntriCon believes it is very well positioned to serve these value-based hearing healthcare market channels. The Company believes long-term success in the hearing health market will largely be driven by the indirect-to-end consumer channel. As such, in February 2020 the Company re-prioritized investments to more clearly focus on securing high-profile partners that value our ability to deliver an “eco-system of care” platform, which includes superior hearing aids, self-fitting software and customer care to the U.S. market.

Net revenue to the professional audio device sector decreased 10.5 percent in 2019 compared to the same period in 2018 due to a decrease in orders. IntriCon will continue to leverage its core technology in professional audio to support existing customers.

Gross Profit

Gross profit, both in dollars and as a percent of revenue, for the years ended December 31, 2019 and 2018, were as follows:

	2019		2018		Change
		Percent		Percent
	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Gross Profit	$30,986	27.3%	$36,231	31.8%	$(5,245)	-14.5%

The 2019 gross profit decrease as a percentage of revenue over the prior year was primarily due to product mix and a full year of ramp-up costs associated with the new manufacturing facility that was entered into in June 2018.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the years ended December 31, 2019 and 2018 were:

	2019		2018		Change
		Percent		Percent
	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and Marketing	$11,498	10.1%	$11,467	10.1%	$31	0.3%
General and Administrative	13,933	12.3%	11,718	10.3%	2,215	18.9%
Research and Development	3,830	3.4%	4,671	4.1%	(841)	-18.0%

Sales and marketing expenses remained consistent with the prior year. General and administrative expenses increased from the prior year primarily related to increased stock compensation expense as well as other external services and support costs to drive business growth. Research and development expenses were lower than the prior year period primarily due to reduced outside service costs and tech fees.

Impairment Loss

Impairment loss for the year ended 2019 was $3,765. The impairment losses related to a write-off of goodwill and intangible assets due to the fair value being less than its carrying value within our Hearing Help Express reporting unit. There were no impairment losses identified for the prior year periods.

Interest Income (Expense), net

Interest income for 2019 was $920 compared to expense of $314 in 2018. The change was primarily due to the full debt repayment during the second half of 2018 with the proceeds from our August 2018 public offering and our investment of proceeds into investment securities in 2019.

Other Expense, net

In 2019, other expense, net was $743 compared to $815 in 2018. The change in other expense, net primarily related to reduced losses incurred in our Signison partnership accounted for under the equity method.

Income Tax Expense

Income taxes were as follows:

	2019	2018
Income tax expense	$201	$484
Percentage of income tax expense of income (loss) from continuing operations before income taxes, non-controlling interest and discontinued operations	10.79%	6.68%

The expense in 2019 and 2018 was primarily due to foreign taxes on international operations. The Company is in a net operating loss (“NOL”) position for US federal and state income tax purposes, but our deferred tax asset related to the NOL carry forwards have been largely offset by a full valuation allowance. We incur minimal income tax expense for the current period domestic operations. We have approximately $30,871 of gross NOL carry forwards available to offset future U.S. federal income taxes that begin to expire in 2023.

Loss on Disposal of Discontinued Operations

Loss on disposal of discontinued operations was $1,116 and $0 for the years ended December 31, 2019 and December 31, 2018 due to the disposal of assets of our United Kingdom subsidiary in 2019.

Loss from Discontinued Operations

Loss from discontinued operations, net of income taxes, was $597 and $1,215 for the years ended December 31, 2019 and December 31, 2018, respectively, due to the operations of our United Kingdom subsidiary.

Results of Operations: 2018 Compared with 2017

Consolidated Net Revenue

Below is a summary of our revenue by main markets for the years ended December 31, 2018 and 2017:

			Change
	2018	2017	Dollars	Percent
Medical:
Diabetes	$65,197	$43,365	$21,832	50.3%
Other Medical	10,448	10,087	361	3.6%
Total	$75,645	$53,452	$22,193	41.5%
Hearing Health:
Value Based DTEC	$6,858	$6,492	$366	5.6%
Value Based ITEC	11,949	9,395	2,554	27.2%
Legacy OEM	12,257	11,449	808	7.1%
Total	$31,064	$27,336	$3,728	13.6%
Professional Audio Communications	$7,239	$6,166	$1,073	17.4%
Total Net Revenue	$113,948	$86,954	$26,994	31.0%

In 2018, we experienced a 41.5 percent increase in medical revenue primarily driven by higher sales to Medtronic while the rest of the medical market remained relatively stable.

Net revenue in our hearing health business for the year ended December 31, 2018, excluding our hearing health direct-to-end-consumer business, increased 16.1 percent over the same period in 2017. The increase was primarily due to gains in our value-based hearing healthcare markets.

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

Gross Profit

Gross profit, both in dollars and as a percent of revenue, for the years ended December 31, 2018 and 2017, were as follows:

	2018		2017		Change
		Percent		Percent
	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Gross Profit	$36,231	31.8%	$25,270	29.1%	$10,961	43.4%

The 2018 gross profit increase as a percentage of revenue over the prior year was primarily due to higher overall sales volumes slightly offset by ramp-up costs associated with the new manufacturing facility.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the years ended December 31, 2018 and 2017 were:

	2018		2017		Change
		Percent		Percent
	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and Marketing	$11,467	10.1%	$8,262	9.5%	$3,205	38.8%
General and Administrative	11,718	10.3%	8,966	10.3%	2,752	30.7%
Research and Development	4,671	4.1%	4,458	5.1%	213	4.8%

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

Other Expense, net

In 2018, other expense, net was $815 compared to $406 in 2017. The change in other expense primarily related to additional losses incurred in our partnerships accounted for under the equity method during the current period.

Income Tax Expense

Income taxes were as follows:

	2018	2017
Income tax expense	$484	$8
Percentage of income tax expense of income (loss) from continuing operations before income taxes, non-controlling interest and discontinued operations	6.68%	0.32%

The expense in 2018 and 2017 was primarily due to foreign taxes on international operations. The Company is in a net operating loss (“NOL”) position for US federal and state income tax purposes, but our deferred tax asset related to the NOL carry forwards have been largely offset by a full valuation allowance. We incur minimal income tax expense for the current period domestic operations. As of December 31, 2018, we had approximately $38,432 of NOL carry forwards available to offset future U.S. federal income taxes that begin to expire in 2023.

Loss on Disposal of Discontinued Operations

Loss on disposal of discontinued operations was $0 and $164 for the years ended December 31, 2018 and December 31, 2017 due to the sale of the Company’s cardiac diagnostic monitoring business in 2017.

Loss from Discontinued Operations

Loss from discontinued operations was $1,215 and $1,170 for the years ended December 31, 2018 and December 31, 2017, respectively, due to the operations of the United Kingdom subsidiary and the Company’s cardiac diagnostic monitoring business.

Loss Allocated to Non-Controlling Interest

Loss allocated to non-controlling interest of $0 and $938 for the years ended December 31, 2018 and December 31, 2017 was primarily due to losses within HHE. In December 2017, we obtained 100% ownership of HHE, therefore a non-controlling interest no longer existed in 2018.

Liquidity and Capital Resources

Our primary sources of cash have been cash flows from operations, bank borrowings, investment income and sales of equity. For the last three years, cash has been used for repayments of bank borrowings, the acquisition of HHE and other assets, as well as purchases of equipment and working capital to support growth.

As of December 31, 2019, we had approximately $9,162 of cash, cash equivalents and restricted cash on hand. Sources of our cash for the year ended December 31, 2019 have been from our operating and investing activities, as described below.

Consolidated net working capital decreased to $53,349 at December 31, 2019 from $62,897 at December 31, 2018. Our cash flows from operating, investing and financing activities, as reflected in the statement of cash flows for the years ended December 31, are summarized as follows:

	2019	2018	2017
Cash provided by (used in) continuing operations:
Operating activities	$1,525	$1,475	$5,362
Investing activities	(227)	(44,993)	(4,673)
Financing activities	(109)	52,000	(36)
Effect of exchange rate changes on cash	1	(141)	268
Net increase in cash from continuing operations	$1,190	$8,341	$921

Operating Activities. In 2019, the most significant items that contributed to the $1,525 provided by operating activities were add backs for non-cash depreciation and amortization, impairment losses, and stock-based compensation, as well as decreases in accounts receivable, and inventory, partially offset by increases in contract assets as well as decreases in accounts payable and accrued expenses. Days sales in inventory decreased from 79 at December 31, 2018 to 73 at December 31, 2019. Days payables outstanding decreased from 65 days at December 31, 2018 to 52 days at December 31, 2019. Day sales outstanding decreased from 34 days at December 31, 2018 to 29 days at December 31, 2019.

Cash generated from operations may be affected by a number of factors. See “Forward Looking Statements” and “Item 1A Risk Factors” contained in this Form 10-K for a discussion of some of the factors that can negatively impact the amount of cash we generate from our operations.

Investing Activities. In 2019, net cash used in investing activities of $227 consisted of $4,593 in purchases of machinery and equipment, $818 for the acquisition of other assets and $609 for the investment in several of the Company’s joint ventures, including Signison and others, partially offset by $5,793 net proceeds derived from investment securities.

Financing Activities. In 2019, net cash used in financing activities of $109 was comprised primarily of payments for financing leases and withholding of common stock upon vesting of restricted stock units for payment of withholding taxes, partially offset by the exercise of stock options and employee stock purchase plan shares.

We had the following bank arrangements at December 31:

	2019	2018

Total borrowing capacity under existing facilities	$9,589	$13,884

Facility borrowings:
Domestic revolving credit facility	—	—
Capital expenditure loan facility	—	—
Domestic term loan	—	—
Foreign overdraft and letter of credit facility	—	—
Total borrowings and commitments	—	—
Remaining availability under existing facilities	$9,589	$13,884

During the second half of 2018, we utilized proceeds from our public offering and repaid all of our domestic and foreign bank debt. During 2019, we did not borrow on any of our available facilities.

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with CIBC Bank USA. The credit facility, as amended through December 31, 2019, provides for a $7,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve. The credit facility matures on December 15, 2022.

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

The Company was in compliance with all applicable covenants under the credit facility as of December 31, 2019.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, IntriCon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset-based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate.

Capital Adequacy

We believe that funds expected to be generated from operations, funds maintained in liquid investments and funds available under our revolving credit loan facility will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months. While management believes that we will be able to meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

Contractual Obligations

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of December 31, 2019.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Pension and other postretirement benefit obligations	$1,228	$191	$504	$388	$145
Leases	5,183	2,034	3,066	83	—
Technology access liability	2,225	1,236	989	—	—
Self-fitting software	1,207	285	922	—	—
Total contractual obligations	$6,411	$2,225	$3,570	$471	$145

Foreign Currency Fluctuation

Generally, the effect of changes in foreign currencies on our results of operations is partially or wholly offset by our ability to make corresponding price changes in the local currency. From time to time, the impact of fluctuations in foreign currencies may have a material effect on the financial results of the Company. Foreign currency transaction amounts included in the statements of operations include losses of $48, $64, and $89 in 2019, 2018 and 2017, respectively. See Note 15 to the Company’s consolidated financial statements included herein.

Off-Balance Sheet Obligations

We had no material off-balance sheet obligations as of December 31, 2019.

Related Party Transactions

For a discussion of related party transactions, see Note 19 to the Company’s consolidated financial statements included herein.

Litigation

For a discussion of litigation, see “Item 3. Legal Proceedings” and Note 18 to the Company’s consolidated financial statements included herein.

New Accounting Pronouncements

See Note 1 of the Notes to the Consolidated Financial Statements under Item 8 of this Annual Report on Form 10-K, for information pertaining to recently adopted accounting standards or accounting standards to be adopted in the future.

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

Revenue Recognition

For its body-worn device segment, the Company recognizes revenue when a performance obligation is satisfied by transferring control of a distinct good or service to a customer. Control transfers over time during the manufacturing process for our medical market while the remaining markets control transfers at a point in time. For its hearing health direct-to-end-consumer segment, the Company recognizes revenue after the customer trial period has ended (generally 60 days from shipment).

Body-worn device segment customers generally have 30 days to notify the Company if the product is damaged or defective. Beyond that, there are no significant obligations that remain after shipment other than warranty obligations. Contracts with customers do not include product return rights, other than for non-conformance; however, the Company may elect in certain circumstances to accept returns of products. The Company records revenue for product sales net of returns and discounts. Sales and use tax are reported on a net basis.

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

Inventory Valuation

Inventory is recorded at the lower of our cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. An inventory reserve is recorded for excess and obsolete inventory based on historical trends, product life cycles, forecasts of future inventory needs and on-hand inventory levels. Management believes reserve levels could be materially affected by changes in technology, our customer base, customer needs, general economic conditions and the success of certain Company sales programs.

Goodwill and Intangible Assets

Goodwill is reviewed for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The Company may apply a qualitative assessment to determine if it is more likely than not that goodwill is impaired. If the Company does not pass the qualitative assessment, or choses to skip the assessment, it performs a test comparing fair value of a reporting unit to its carrying value. The Company would need to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. As of and for the period ended June 30, 2019, the fair value of the goodwill within our Hearing Help Express reporting unit was less than its carrying amount, which resulted in non-cash impairment charges to goodwill of $1,257 and intangible assets of $2,508. There were no further adjustments made to the carrying amount of goodwill and intangible assets as of December 31, 2019. The Company concluded that no impairment of goodwill or intangible assets occurred during the years ended December 31, 2018 and 2017.

Long-lived Assets

Long-lived assets are recorded at cost. The Company assesses the carrying amount for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. This assessment includes certain assumptions related to future needs for the asset to help generate future cash flow. Changes in those assessments, future economic conditions or technological changes could have a material adverse impact on the carrying value of these assets.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Company’s management believes that, as of December 31, 2019, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2019, as stated in the Report of Independent Registered Public Accounting Firm appearing under Item 8.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of IntriCon Corporation and Subsidiaries:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of IntriCon Corporation and Subsidiaries (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income (loss), equity, and cash flows, for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control – Integrated Framework: (2013) issued by COSO.

Adoption of New Accounting Standard

As discussed in Notes 1 and 12 to the consolidated financial statements, the Company has changed its method of accounting for operating leases as of January 1, 2019 due to the adoption of ASU 2016-02, Leases (Topic 842).

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

Minneapolis, Minnesota

March 16, 2020

INTRICON CORPORATION
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

Year Ended December 31,	2019	2018	2017

Revenue, net	$113,493	$113,948	$86,954
Cost of goods sold	82,507	77,717	61,684
Gross profit	30,986	36,231	25,270

Operating expenses:
Sales and marketing	11,498	11,467	8,262
General and administrative	13,933	11,718	8,966
Research and development	3,830	4,671	4,458
Impairment loss (Note 5 and 6)	3,765	—	—
Total operating expenses	33,026	27,856	21,686
Operating income (loss)	(2,040)	8,375	3,584

Interest income (expense), net	920	(314)	(716)
Other expense, net	(743)	(815)	(406)
Income (loss) from continuing operations before income taxes, non-controlling interest and discontinued operations	(1,863)	7,246	2,462
Income tax expense	201	484	8
Income (loss) from continuing operations before non-controlling interest and discontinued operations	(2,064)	6,762	2,454
Loss on disposal of discontinued operations (Note 2)	(1,116)	—	(164)
Loss from discontinued operations, net of income taxes (Note 2)	(597)	(1,215)	(1,170)
Net income (loss)	(3,777)	5,547	1,120
Less: Loss allocated to non-controlling interest	—	—	(938)
Net income (loss) attributable to IntriCon shareholders	$(3,777)	$5,547	$2,058

Basic income (loss) per share:
Continuing operations	$(0.23)	$0.89	$0.50
Discontinued operations	(0.20)	(0.16)	(0.20)
Net income (loss) per share:	$(0.43)	$0.73	$0.30

Diluted income (loss) per share:
Continuing operations	$(0.23)	$0.78	$0.46
Discontinued operations	(0.20)	(0.14)	(0.18)
Net income (loss) per share:	$(0.43)	$0.64	$0.28

Average shares outstanding:
Basic	8,748	7,599	6,852
Diluted	8,748	8,630	7,307

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2019	2018	2017

Net income (loss)	$(3,777)	$5,547	$1,120
Realized foreign currency translation loss from discontinued operations previously unrealized, net of taxes of $0 (Note 2)	280	—	—
Realized foreign currency translation gain from investment in partnerships, net of taxes of $0	118	—	—
Unrealized foreign currency translation adjustment from continuing operations, net of taxes of $0	(10)	(206)	235
Interest rate swap, net of taxes of $0	—	(8)	26
Pension and postretirement obligations, net of taxes of $0	19	20	20
Comprehensive income (loss)	$(3,370)	$5,353	$1,401

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	December 31,	December 31,
	2019	2018
Current assets:
Cash, cash equivalents and restricted cash	$9,162	$8,047
Short-term investment securities	23,451	38,093
Accounts receivable, less allowance for doubtful accounts of $325 at December 31, 2019 and $807 at December 31, 2018	8,993	11,266
Inventories	16,377	18,163
Contract assets	10,237	5,624
Other current assets	1,975	2,146
Current assets of discontinued operations	80	1,205
Total current assets	70,275	84,544

Machinery and equipment	41,073	36,725
Less: Accumulated depreciation	27,522	25,303
Net machinery and equipment	13,551	11,422

Goodwill	9,551	10,808
Intangible assets, net	—	2,585
Operating lease right-of-use assets, net	4,372	—
Investment in partnerships	1,160	2,091
Long-term investment securities	8,629	—
Other assets, net	6,055	3,427
Noncurrent assets of discontinued operations	—	371
Total assets	$113,593	$115,248

Current liabilities:
Current financing leases	$101	$—
Current operating leases	1,729	—
Accounts payable	9,876	12,871
Accrued salaries, wages and commissions	2,274	4,409
Other accrued liabilities	2,869	4,031
Liabilities of discontinued operations	77	336
Total current liabilities	16,926	21,647

Noncurrent financing leases	30	—
Noncurrent operating leases	2,937	—
Other postretirement benefit obligations	382	377
Accrued pension liabilities	655	706
Other long-term liabilities	2,171	544
Total liabilities	23,101	23,274
Commitments and contingencies
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 8,781 and 8,664 shares issued and outstanding at December 31, 2019 and December 31, 2018, respectively	8,781	8,664
Additional paid-in capital	86,770	84,999
Accumulated deficit	(4,286)	(509)
Accumulated other comprehensive loss	(520)	(927)
Total shareholders’ equity	90,745	92,227
Non-controlling interest	(253)	(253)
Total equity	90,492	91,974
Total liabilities and equity	$113,593	$115,248

INTRICON CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)

Year Ended December 31,	2019	2018	2017
Cash flows from operating activities:
Net income (loss)	$(3,777)	5,547	$1,120
Loss from discontinued operations, net of tax	1,713	1,215	1,334
Income (loss) from continuing operations	(2,064)	6,762	2,454
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,277	2,891	2,134
Impairment of goodwill and intangible assets	3,765	—	—
Loss on disposition of property	—	—	9
Equity in loss of partnerships	288	390	421
Amortization of debt issuance costs	—	158	80
Stock-based compensation	1,886	1,395	844
Change in allowance for doubtful accounts	(482)	475	162
Changes in operating assets and liabilities:
Accounts receivable	2,769	(3,219)	(2,042)
Inventories	1,609	(5,086)	(2,643)
Contract assets	(4,613)	(2,645)	(1,117)
Other assets	440	(403)	(933)
Accounts payable	(3,057)	1,851	3,767
Accrued expenses	(2,077)	(700)	2,120
Other liabilities	(216)	(394)	106
Net cash provided by operating activities of continuing operations	1,525	1,475	5,362
Net cash (used in) operating activities of discontinued operations	(55)	(1,298)	(1,132)
Net cash provided by operating activities	1,470	177	4,230

Cash flows from investing activities:
Proceeds from sale of machinery and equipment	—	—	19
Purchases of machinery and equipment	(4,593)	(5,503)	(2,266)
Payments for acquisition of other assets	(818)	—	—
Purchase of investment securities	(43,797)	(38,093)	—
Proceeds from sale of investment securities	38,015	—	—
Proceeds from maturities of investment securities	11,575	—	—
Purchase of Hearing Help Express	—	—	(650)
Investment in partnerships	(609)	(1,397)	(1,776)
Net cash provided by (used in) investing activities of continuing operations	(227)	(44,993)	(4,673)
Net cash (used in) investing activities of discontinued operations	(15)	(4)	(47)
Net cash (used in) investing activities	(242)	(44,997)	(4,720)

Cash flows from financing activities:
Proceeds from long-term debt	—	14,169	19,162
Repayments of long-term debt	—	(25,868)	(19,373)
Payment of debt issuance costs	—	(88)	(139)
Proceeds from issuance of common stock, net of costs	—	88,967	—
Payments for repurchase of common stock and related costs	—	(25,907)	—
Payment of financing leases	(111)	—	—
Exercise of stock options and employee stock purchase plan shares	306	727	314
Withholding of common stock upon vesting of restricted stock units	(304)	—	—
Net cash provided by (used in) financing activities	(109)	52,000	(36)

Effect of exchange rate changes on cash of continuing operations	1	(141)	268
Effect of exchange rate changes on cash of discontinued operations	(5)	(9)	13
Effect of exchange rate changes on cash	(4)	(150)	281

Net change in cash, cash equivalents and restricted cash	1,115	7,030	(245)
Cash, cash equivalents and restricted cash, beginning of period	8,047	1,017	1,262

Cash, cash equivalents and restricted cash, end of period	$9,162	8,047	$1,017

 (See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Statements of Equity
(In Thousands)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non- Controlling Interest	Total Equity
Balance December 31, 2016	6,820	$6,820	$21,383	$(8,114)	$(1,014)	$455	$19,530
Exercise of stock options, net	69	69	131	—	—	—	200
Shares issued under the employee stock purchase plan	11	11	103	—	—	—	114
Stock-based compensation	—	—	844	—	—	—	844
Net income	—	—	—	2,058	—	(938)	1,120
Amounts impacting other comprehensive loss	—	—	—	—	281	—	281
Acquisition non-controlling interest	—	—	—	—	—	(650)	(650)
Allocation of non-controlling interest at acquisition	—	—	(880)	—	—	880	—
Balance December 31, 2017	6,900	6,900	21,581	(6,056)	(733)	(253)	21,439
Exercise of stock options, net	532	532	(23)	—	—	—	509
Shares issued under the employee stock purchase plan	7	7	211	—	—	—	218
Stock-based compensation	—	—	1,395	—	—	—	1,395
Issuance of common stock	1,725	1,725	87,242	—	—	—	88,967
Repurchase of common stock	(500)	(500)	(25,407)	—	—	—	(25,907)
Net income	—	—	—	5,547	—	—	5,547
Amounts impacting other comprehensive loss	—	—	—	—	(194)	—	(194)
Balance December 31, 2018	8,664	8,664	84,999	(509)	(927)	(253)	91,974
Exercise of stock options, net	69	69	29	—	—	—	98
Withholding of common stock upon vesting of restricted stock units	36	36	(340)	—	—	—	(304)
Shares issued under the employee stock purchase plan	9	9	199	—	—	—	208
Stock-based compensation	3	3	1,883	—	—	—	1,886
Net income	—	—	—	(3,777)	—	—	(3,777)
Amounts impacting other comprehensive loss	—	—	—	—	407	—	407
Balance December 31, 2019	8,781	$8,781	$86,770	$(4,286)	$(520)	$(253)	$90,492

IntriCon Corporation

Notes to Consolidated Financial Statements (In Thousands, Except Per Share Data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (together with its subsidiaries, referred to as the Company, we, us or our) is an international company engaged in designing, developing, engineering, manufacturing and distributing body-worn devices. The Company designs, develops, engineers, manufactures and distributes micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for the medical market, the emerging value based hearing healthcare market, the hearing health direct-to-end-consumer and indirect-to-end-consumer markets and the professional audio communication market. In addition to its operations in the state of Minnesota, the Company has facilities in the state of Illinois, and in Singapore, Indonesia, and Germany.

Basis of Presentation – On June 25, 2019, the Company’s officers, pursuant to delegated authority from the board, approved plans to discontinue the operations of its United Kingdom (UK) subsidiary within our body worn device segment. For all periods presented, the Company classified this business as discontinued operations, and, accordingly, has reclassified historical financial data presented herein. See further information in Note 2.

Consolidation – The consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

Discontinued Operations – The Company records discontinued operations when the disposal of a separately identified business unit constitutes a strategic shift in the Company’s operations.

Segment Disclosures – A business segment is a distinguishable component of an enterprise that is engaged in providing an individual product or service or a group of related products or services and that is subject to risks and returns that are different from those of other business segments. The Company has determined that the Company operates in two reportable segments, our body-worn device segment and our direct-to-end-consumer hearing health segment, as further described in Note 3.

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

Individual promised goods and services in a contract are considered a performance obligation and accounted for separately if the customer can benefit from the good or service on its own or with other resources that are readily available to the customer and the good or service is separately identifiable from other promises in the arrangement. When an arrangement includes multiple performance obligations, the consideration is allocated between the performance obligations in proportion to their estimated stand-alone selling price. Costs related to products delivered are recognized in the period incurred, unless criteria for capitalization of costs are met. Cost of goods sold consist primarily of direct labor, manufacturing overhead, materials and components.

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

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet.

When more than one party is involved in providing goods or services to a customer, the Company determines whether it is a principal or an agent in these transactions by evaluating the nature of its promise to the customer. The Company is a principal and therefore records revenue on a gross basis if it controls a promised good or service before transferring that good or service to the customer. The Company is an agent and records as revenue the net amount it retains for its agency services if its role is to arrange for another entity to provide the goods or services.

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

With the exception of prompt payment discounts, the transaction price for medical market products is the invoiced amount. Variable consideration in the form of refunds, credits, rebates, price concessions, pricing incentives or other items impacting transaction price are not present.

All of the Company’s products manufactured for the medical market are designed to each customer’s specifications, do not have an alternative use and cannot be sold or redirected by the Company to others. The Company has an enforceable right to payment for any finished or in-process units, including a reasonable margin, if the customer terminates the contract for reasons other than the Company’s failure to perform as promised. The Company considers contractual arrangements, laws and legal precedent in determining enforceable right. Control of these units is deemed to transfer to the customer over time during the manufacturing process, using the same measure of progress toward satisfying the promise to deliver the units to the customer. Each order is for a series of distinct units that comprise a single performance obligation. Consequently, the transaction price is recognized as revenue over time based on actual costs incurred in the manufacturing process to date relative to total expected costs to produce all ordered units.

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

With the exception of prompt payment discounts, the transaction price for the hearing health markets products is the invoiced amount. Variable consideration in the form of refunds, credits, rebates, price concessions, pricing incentives or other items impacting transaction price are not present.

Nearly all of the Company’s products manufactured for the hearing health market can be reworked without significant cost and sold to another customer in the event of the customer’s termination of an order before delivery, and therefore have an alternative use to the Company. Generally, revenue is recognized upon the transfer of control of the products which is based on shipment terms; however, in certain cases the amount of shipment is adjusted for expected future returns and related consideration received.

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

Variable consideration in the form of refunds, credits, rebates, price concessions, pricing incentives or other items impacting the transaction price are not present. Invoiced amounts are deemed to approximate standalone selling price.

The products manufactured for the professional audio market can be reworked without significant cost and sold to another customer in the event of the customer’s termination of an order before delivery and therefore have an alternative use to the Company. Transfer of control of the goods, and revenue recognition, occurs at the point in time of shipment or delivery of the products to the customer depending on the applicable shipping terms. Professional audio market products are billed when shipped and paid within normal commercial terms.

Hearing health direct-to-end-consumer (DTEC) market - The hearing health DTEC business distributes hearing aids and related accessories to the end consumer and is the Company’s only business market that generates revenue from sales to the end consumer. The Company also sells a limited number of service plans for the hearing aids. Each product or service is a distinct performance obligation as each is independently useful either on its own or together with other products procured from the Company or other vendors and each product or service is separately identifiable from the others because one does not significantly affect, modify or customize another. Invoiced amounts approximate standalone selling price.

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

The transaction price for hearing aid accessories and service plans is the invoiced amount. Variable consideration in the form of refunds, credits, rebates, price concessions, pricing incentives or other items impacting transaction price are not present. Hearing aid accessories are billed and revenue is recognized upon shipment to the customer. Invoices are paid within normal commercial terms. Annual service plans are billed along with the hearing aid at the end of the 60-day trial period or upon renewal of the service plan, and paid within normal commercial terms. As the customer consumes the benefits of the service plan relatively evenly over the plan term, revenue for service plans is recognized on a straight-line basis commencing at the end of the trial period.

Sales Commissions - The Company has elected to apply the practical expedient provided by ASC 340-40-25-4 and recognize the incremental costs of obtaining contracts as an expense when incurred, as the amortization period of the assets that would have otherwise been recognized is one year or less. These costs are included in sales and marketing expenses on the consolidated statements of operations.

Fair Value Measurements – The Company follows the authoritative guidance on fair value measurements and disclosures with respect to assets and liabilities that are measured at fair value on both a recurring and nonrecurring basis. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels defined as follows:

●	Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

●	Level 2 – Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability either directly or indirectly.

●	Level 3 – Inputs are unobservable for the asset or liability.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2019 and 2018. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

The carrying value of cash, cash equivalents and restricted cash, accounts receivable, contract assets, notes payable, and trade accounts payables approximate fair value because of the short maturity of those instruments. The fair values of the Company’s long-term debt obligations, pension and post-retirement obligations approximate their carrying values based upon current market rates of interest.

Concentration of Cash – The Company deposits its cash in what management believes are high credit quality financial institutions. The balance, at times, may exceed federally insured limits.

Restricted Cash – Restricted cash consists of deposits required to secure a credit facility at our Singapore location and deposits required to fund retirement related benefits for certain employees.

Investment Securities – As of December 31, 2018, investment securities were classified as available for sale securities and were marked-to-market at the reporting period with realized gains and losses recorded in net income. In 2019, investments were transferred from marketable equity securities to commercial paper, corporate notes and bonds. As of December 31, 2019, investment securities are classified as held to maturity based on our intent and ability to hold these investments until maturity. As a result, these investments are recorded at amortized cost. Available for sale securities are classified as current if expected to be used in operations, sold or transferred to alternative investment vehicles within the next 12 months while held to maturity securities are classified as current if the maturity date occurs within the next 12 months. Investment income included in interest income (expense), net on the consolidated statement of operations was $996 and $332 during 2019 and 2018, respectively.

Accounts Receivable – Amounts recorded in receivables, net, on the consolidated balance sheet include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. An allowance for doubtful accounts is maintained to provide for the estimated amount of receivables that will not be collected. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. The allowance for doubtful accounts balance was $325 and $807 as of December 31, 2019 and 2018, respectively.

Inventories – Inventories are stated at the lower of cost or net realizable value. The Company reduces the carrying value of inventories for items that are determined to be excess, obsolete or slow-moving based on changes in customer demand, technology developments, or other economic factors. The cost of the inventories is determined by the first-in, first-out method.

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

Machinery and Equipment – Machinery and equipment are carried at cost. Depreciation is computed on a straight-line basis using estimated useful lives of 5 to 40 years for buildings and improvements and 3 to 12 years for machinery and equipment. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Improvements are capitalized and expenditures for maintenance, repairs and minor renewals are charged to expense when incurred. At the time assets are retired or sold, the costs and accumulated depreciation are eliminated and the resulting gain or loss, if any, is reflected in the consolidated statement of operations. Depreciation expense was $2,554, $1,909 and $1,679 for the years ended December 31, 2019, 2018 and 2017, respectively.

Intangible Assets – Definite-lived intangible assets consist of various acquired Hearing Help Express trademarks and customer relationships which are amortized over eighteen to twenty years. Amortization expense was $77, $155 and $180 for the years ended December 31, 2019, 2018 and 2017, respectively. As of and for the period ended June 30, 2019, the fair value of the intangible assets within our Hearing Help Express reporting unit was less than its carrying amount, which resulted in a non-cash impairment charge to intangible assets of $2,508. There were no further adjustments made to the carrying amount of intangible assets as of December 31, 2019.

Impairment of Long-lived Assets and Long-lived Assets to be Disposed of – The Company reviews its long-lived assets, certain identifiable intangibles, other assets and goodwill for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset group to future net undiscounted cash flows expected to be generated by the asset group. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As of December 31, 2019, the Company has determined that no impairment of long-lived assets from continuing operations exists outside of impairments included in Note 6.

Goodwill is reviewed for impairment annually or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The Company may apply a qualitative assessment to determine if it is more likely than not that goodwill is impaired. If a reporting unit does not pass the qualitative assessment, or the Company choses to skip the assessment, it performs a test comparing fair value of a reporting unit to its carrying value. The Company recognizes an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. As of and for the period ended June 30, 2019, the fair value of the goodwill within our Hearing Help Express reporting unit was less than its carrying amount, which resulted in a non-cash impairment charge to goodwill of $1,257. There were no further adjustments made to the carrying amount of goodwill as of December 31, 2019.

Leases – At inception of a contract a determination is made whether an arrangement meets the definition of a lease. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. Operating leases are recorded as right-of-use (“ROU”) assets with corresponding current and noncurrent operating lease liabilities on our consolidated balance sheets. Financing leases are included within machinery and equipment with corresponding current and noncurrent financing lease liabilities on our consolidated balance sheets.

ROU assets represent our right to use an underlying asset for the duration of the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. Recognition on the commencement date is based on the present value of lease payments over the lease term using an incremental borrowing rate. Leases with a term of 12 months or less at the commencement date are not recognized on the balance sheet and are expensed as incurred.

The Company has lease agreements with lease and non-lease components, which are accounted for as a single lease component for all asset classes. Leases are accounted for at a portfolio level when similar in nature with identical or nearly identical provisions and similar effective dates and lease terms.

Other Assets, Net – The principal amounts included in other assets, net are technology related assets, of which, $3,679 relates to self-fitting software as of December 31, 2019. In addition, $1,866 and $2,259 relates to technology access as of December 31, 2019 and 2018, respectively. The Company capitalizes costs of acquired technology which provide a future economic benefit. Amortization expense was $456, $739 and $455 for the years ended December 31, 2019, 2018 and 2017, respectively.

Investment in Partnerships – Certain of the Company’s investments in equity securities are long-term, strategic investments in companies. Depending on whether the Company has significant influence over the entity, the Company accounts for these investments under the cost or equity method of accounting. Under the cost method, the Company records the investment at the amount the Company paid and recognizes income as dividends are paid. Under the equity method, the Company records the investment at the amount the Company paid and adjusts for the Company’s share of the investee’s income or loss and dividends paid. If payment for an investment exceeds the underlying book value of the investment, the Company allocates the difference to the fair value of the investment assets and to goodwill; and records related amortization of those assets within the equity investment balance and related equity in income (loss) of the investment. The investments are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be recoverable.

Other Long-Term Liabilities – The amounts included in other long-term liabilities relate to contractual payments due to third parties beyond the next 12 months.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to the extent the future benefit from the deferred tax assets realization is more likely than not unable to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2019 and 2018, the Company had no accrual for the payment of tax related interest and there was no tax interest or penalties recognized in the consolidated statements of operations. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2003-2005, 2009-2013 and 2015-2018.

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

Assumptions about the discount rate and the expected rate of return on plan assets are determined by the Company. The Company believes the assumptions are within accepted guidelines and ranges. However, these actuarial assumptions could vary materially from actual results due to economic events and different rates of retirement, mortality and withdrawal.

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

Product Warranty – The Company offers a warranty on various products and services. The Company estimates the costs that may be incurred under its warranties and records a liability in the amount of such costs at the time the product is sold. Factors that affect the Company’s warranty liability include the number of units sold, historical and anticipated rates of warranty claims and cost per claim. The Company periodically assesses the adequacy of its recorded warranty liabilities and adjusts the amounts as necessary. The amount of the reserve recorded is equal to the costs to repair or otherwise satisfy the claim. Historically, the Company has not incurred any significant amounts of warranty expense on its products. A warranty reserve of $65 and $20 was recorded as of December 31, 2019 and 2018, respectively.

Patent Costs – Costs associated with the submission of a patent application are expensed as incurred given the uncertainty of the patents providing future economic benefit to the Company.

Advertising Costs – Advertising costs amounted to $2,650, $3,419 and $1,696 in 2019, 2018 and 2017, respectively, and are charged to expense when incurred.

Research and Development Costs – Research and development costs, net of customer funding, amounted to $3,830, $4,671 and $4,458 in 2019, 2018 and 2017, respectively, and are charged to expense when incurred, net of customer funding. The Company accrues proceeds received under governmental grants when earned and estimable as a reduction to research and development expense.

Customer Funded Tooling Costs – The Company designs and develops molds and tools for reimbursement on behalf of several customers. The Company does not consider tooling transactions as ongoing central operations of the Company, and therefore, customer payments are not included in revenue in the consolidated statements of operations. Costs associated with the design and development of the molds and tools are charged to expense, net of the customer reimbursement amount. Net customer funded tooling resulted in income (expense) of $25, ($184) and $95 for the years ended December 31, 2019, 2018 and 2017, respectively, and is included in cost of goods sold in the consolidated statements of operations.

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

Recent Accounting Pronouncements

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes as part of its overall simplification initiative to reduce costs and complexity in applying accounting standards while maintaining or improving the usefulness of the information provided to users of the financial statements. Amendments include removal of certain exceptions to the general principals of ASC 740, Income Taxes, and simplification in several other areas such as accounting for franchise tax (or similar tax) that is partially based on income. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020. The Company is currently reviewing this standard to assess the impact on our financial position, results of operations and cash flows.

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under ASC 323, Investments – Equity Method and Joint Venture, for the purposes of applying the measurement alternative in accordance with ASC 321, Investments – Equity Securities, immediately before applying or upon discontinuing the equity method. ASU 2020-01 is effective for interim and annual periods beginning after December 15, 2020. The Company is currently reviewing this standard to assess the impact on our financial position, results of operations and cash flows.

2. DISCONTINUED OPERATIONS

On June 25, 2019, the Company’s officers, pursuant to delegated authority from the board, approved plans to discontinue the operations of its UK subsidiary within the body worn device segment. As of December 31, 2019, we continue to settle the remaining assets and liabilities of the subsidiary. The final closing of the UK subsidiary is expected to occur during the first half of 2020.

At June 30, 2019, the net realizable value of certain assets was less than their carrying value resulting in a loss on disposal.

The Company considered the disposal a strategic shift in accordance with ASC 205 and the results of the UK operations have been classified as loss on discontinued operations, net of income taxes, in the accompanying Consolidated Statements of Operations, Comprehensive Income (Loss) and Cash Flows. Current assets, noncurrent assets, and liabilities of the discontinued operations have been reclassified and reflected on the accompanying Consolidated Balance Sheets as “Current assets of discontinued operations,” “Noncurrent assets of discontinued operations,” and “Liabilities of discontinued operations”, respectively. Prior periods relating to our discontinued operations have also been reclassified to reflect consistency within our consolidated financial statements.

During the year ended December 31, 2019, we derecognized approximately $761 of non-cash operating lease ROU assets and lease liabilities from our discontinued operations.

The total assets and liabilities of the UK subsidiary at December 31 were as follows:

	December 31,	December 31,
	2019	2018
Accounts receivable, net	$—	$213
Inventories	—	818
Other current assets	80	174
Current assets of discontinued operations	80	1,205

Machinery and equipment	—	436
Less: Accumulated depreciation	—	126
Net machinery and equipment	—	310

Other assets, net	—	61
Total assets	$80	$1,576

Accounts payable	—	320
Other accrued liabilities	77	16
Current liabilities of discontinued operations	77	336
Net assets	$3	$1,240

The loss on disposal of discontinued operations, as a result of the plan to discontinue the operations of the UK, for the year ended December 31, 2019 was computed as follows:

Accounts receivable, net	$77
Write-down of inventory to net realizable value	278
Write-down of machinery and equipment to salvage value	298
Other assets and liabilities, net	71
Realized loss on foreign currency	280
Net assets disposed	1,004
Additional disposal costs, net	112
Loss on disposal of discontinued operations	$1,116

The following table shows the results of the UK subsidiary’s discontinued operations:

	Year Ended December 31,
	2019	2018	2017
Revenue, net	$1,068	$2,514	$3,683
Cost of goods sold	667	1,582	2,206
Gross profit	401	932	1,477
Sales and marketing	314	902	1,185
General and administrative	684	1,291	1,373
Total operating expenses	998	2,193	2,558
Other income, net	—	46	39
Loss from discontinued operations, net of taxes	$(597)	$(1,215)	$(1,042)

In December 2016, the Company’s board of directors approved plans to discontinue its cardiac diagnostic monitoring business. The Company sold the cardiac diagnostic monitoring business on February 17, 2017 to Datrix, LLC and recorded a $164 loss on the sale.

The following table shows the results of the cardiac diagnostic monitoring discontinued operations:

	Year Ended December 31,
	2019	2018	2017

Revenue, net	$—	$—	$140
Operating costs and expenses	—	—	(268)
Net loss from discontinued operations	—	—	(128)

3. SEGMENT REPORTING

The Company currently operates in two reportable segments: body-worn devices and hearing health direct-to-end-consumer (DTEC). The nature of distribution and services has been deemed separately identifiable. Therefore, segment reporting has been applied.

Income (loss) from continuing operations is total revenues, net less cost of goods sold and operating expenses. Identifiable assets by industry segment include assets directly identifiable with those operations. The accounting policies applied to determine segment information are the same as those described in the summary of significant accounting policies. The Company evaluates the performance of each segment based on income and loss from operations before income taxes. The following table summarizes data by industry segment:

Year Ended December 31, 2019	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$107,373	$6,120	$113,493
Impairment loss	—	3,765	3,765
Income (loss) from continuing operations before income taxes, non-controlling interest and discontinued operations	6,417	(8,280)	(1,863)
Depreciation and amortization	3,080	197	3,277
Capital expenditures	4,457	136	4,593

Year Ended December 31, 2018	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$107,090	$6,858	$113,948
Income (loss) from continuing operations before income taxes, non-controlling interest and discontinued operations	10,792	(3,546)	7,246
Depreciation and amortization	2,678	213	2,891
Capital expenditures	5,338	165	5,503

Year Ended December 31, 2017	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$80,462	$6,492	$86,954
Income (loss) from continuing operations before income taxes, non-controlling interest and discontinued operations	3,653	(1,191)	2,462
Depreciation and amortization	1,922	212	2,134
Capital expenditures	2,111	155	2,266

The following table summarizes the identifiable assets (excluding goodwill and intangible assets), goodwill and intangible assets by industry segment as of the following dates:

	December 31,	December 31,
	2019	2018
Body Worn Devices:
Identifiable assets (excluding goodwill)	$101,311	$97,725
Goodwill	9,551	9,551
Hearing Health DTEC:

Identifiable assets (excluding goodwill and intangible assets)	2,651	2,554
Intangible assets	—	2,585
Goodwill	—	1,257

4. GEOGRAPHIC AND CUSTOMER INFORMATION

The geographical distribution of long-lived assets, consisting of machinery and equipment, and net revenue to geographical areas is set forth below:

Long-lived Assets, Net

	December 31,	December 31,
	2019	2018
United States	$12,215	$10,065
Singapore	1,263	1,240
Other	73	117
Consolidated	$13,551	$11,422

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

	Year Ended December 31,
Net Revenue to Geographical Areas	2019	2018	2017
United States	$94,530	$96,822	$73,073
Europe	5,611	5,846	5,566
Asia	9,374	10,009	7,477
All other countries	3,978	1,271	838
Consolidated	$113,493	$113,948	$86,954

Geographic net revenue is allocated based on the location of the customer.

Customer Information

One customer accounted for 60 percent, 57 percent and 50 percent of the Company’s consolidated net revenue in 2019, 2018 and 2017, respectively. During 2019, 2018 and 2017, the top five customers accounted for approximately 73 percent, 72 percent and 66 percent of the Company’s consolidated net revenue, respectively.

Two customers accounted for a combined 51 and 53 percent of the Company’s consolidated accounts receivable at December 31, 2019 and 2018, respectively.

One customer accounted for 86 and 78 percent of the Company’s consolidated contract assets at December 31, 2019 and 2018, respectively.

5. GOODWILL

As of and for the period ended June 30, 2019, the fair value of the goodwill within our Hearing Help Express reporting unit was less than its carrying amount, which resulted in a non-cash impairment charge to goodwill of $1,257. There were no further adjustments made to the carrying amount of goodwill as of December 31, 2019. Previously, the Company concluded that no impairment of goodwill occurred during the years ended December 31, 2018 or 2017.

The changes in the carrying amount of goodwill for the years presented are as follows:

Carrying amount at December 31, 2018	$10,808
Impairment of goodwill of Hearing Help Express	(1,257)
Carrying amount at December 31, 2019	$9,551

6. INTANGIBLE ASSETS

Our Hearing Help Express reporting unit reported a non-cash impairment charge to intangible assets of $2,508 for the period ended June 30, 2019.

Intangible assets consisted of the following:

Carrying amount at December 31, 2018	$2,585
Amortization of intangible assets of Hearing Help Express	(77)
Impairment of intangible assets of Hearing Help Express	(2,508)
Carrying amount at December 31, 2019	$—

The definite-lived intangible assets consisted of various acquired Hearing Help Express trademarks and customer relationships. Prior to impairment, the asset life of trademarks was 20 years and the life of the customer list was 18 years.

7. INVESTMENT IN PARTNERSHIPS

Investment in partnerships consisted of the following:

	December 31,	December 31,
	2019	2018
Investment in Signison	$852	$865
Investment in and cash advance for Soundperience	—	1,022
Other	308	204
Total	$1,160	$2,091

The Company has a 50% ownership interest in Signison as of December 31, 2019. Signison is accounted for in the Company’s consolidated financial statements using the equity method.

As of December 31, 2018, the Company held a 49% ownership interest in Soundperience, which was accounted for using the equity method. In January 2019, the Company purchased the source code for self-fitting software from Soundperience in exchange for 1,829 Euros, our 49% ownership in Soundperience and the related license agreement. See Note 10.

8. INVESTMENT SECURITIES

As of December 31, 2019, the Company invests in commercial paper, corporate notes and bonds with original maturities of less than two years. The Company classifies these investments as held to maturity based on our intent and ability to hold these investments until maturity. As a result, these investments are recorded at amortized cost, which approximates fair value, using level 1 inputs, as of December 31, 2019. Amortization related to discounts on investment securities was $221 for 2019.

The maturity dates of our investments as of December 31, 2019 are as follows:

	Less than one year	1-5 years	Total

Commercial Paper Original Maturities of 91 Days or More	$8,461	$—	$8,461
Corporate Notes and Bonds	14,990	8,629	23,619
Total Investments	$23,451	$8,629	$32,080

As of December 31, 2018, the Company invested $38,093 in certain liquid investment securities which were classified as available for sale investments and measured at fair value based on Level 1 inputs. These investments were valued using quoted market prices in an active market. All of the available for sale securities were invested in a money market account as of December 31, 2018. The Company held no available for sale securities as of December 31, 2019.

9. INVENTORIES

Inventories consisted of the following:

	Raw materials	Work-in process	Finished products and components	Total
December 31, 2019
Domestic	$10,379	$736	$2,375	$13,490
Foreign	2,482	215	190	2,887
Total	$12,861	$951	$2,565	$16,377

December 31, 2018
Domestic	$10,657	$2,484	$1,583	$14,724
Foreign	2,671	653	115	3,439
Total	$13,328	$3,137	$1,698	$18,163

10. OTHER ASSETS, NET

Other assets, net consisted of the following at:

	December 31, 2019	December 31, 2018
Self-fitting software	$3,679	$—
Technology access	1,866	2,259
Other	510	1,168
Total	$6,055	$3,427

In January 2019, the Company purchased the source code for self-fitting software from Soundperience for 1,829 Euros and transferred our 49% ownership interest in Soundperience and related license agreement to the majority owner. The Company has capitalized the self-fitting software based on the cost of the consideration transferred and will begin amortizing the asset when it is placed into service. Included in the capitalized cost of the self-fitting software is $586 of cash paid at closing as well as $869 due in quarterly installments over the next four years, $533 due in January 2023 and $1,691 for the value of the ownership interests and license agreement transferred. The future payments are due in Euros and the related liabilities are revalued based on exchange rates as of each reporting period. As of December 31, 2019, outstanding liabilities consist of $285 other accrued current liabilities and $921 other long-term liabilities.

11. OTHER ACCRUED LIABILITIES

Other accrued liabilities at December 31:

	2019	2018
Pension	$120	$119
Postretirement benefit obligation	71	73
Deferred revenue	327	786
Technology access liability	1,236	2,225
Other	1,115	828
Total	$2,869	$4,031

The technology access liability, reflected above, relates to amounts owed to gain access to technology. On November 1, 2019, an amendment was entered into between the parties to extend the terms of repayment to quarterly installments through December 2021. As a result, $989 was reclassified to noncurrent as of December 31, 2019.

12. LEASES

The Company’s significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies”. In February 2016, the FASB issued ASU 2016-02 “Leases” (Topic 842). Topic 842 supersedes the lease accounting guidance previously set forth in the Accounting Standards Codification (ASC) Topic 840 “Leases,” and requires lessees to recognize a lease liability and a right-of-use asset (ROU) for all leases that extend beyond one year. The Company adopted Topic 842 with a date of initial application of January 1, 2019, which resulted in a ROU asset and lease liability of approximately $6,000, including discontinued operations.

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

The Company’s leases pertain primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more. The Company has three leased facilities in Minnesota, two that expire in 2022 and one that expires in 2023, one leased facility in Illinois that expires in 2022, one leased facility in Singapore that expires in 2020, one leased facility in Indonesia that expires in 2024, and one leased facility in Germany that expires in 2022.

Certain foreign leases allow for variable lease payments that depend on an index or a market rate adjustment for the respective country and are adjusted on an annual basis. The adjustment is recognized as incurred in profit and loss. The facility leases include options to extend for terms ranging from one to five years. Lease options that the Company is reasonably certain to execute, are included in the determination of the ROU asset and lease liability. Our Indonesia lease includes embedded forward starting leases that will begin in 2022 and 2024 for additional square footage, which will result in the recognition of an additional ROU asset and lease liability in those periods of approximately $103 and $72, respectively. The Company also leases equipment that include bargain purchase options at termination. These leases have been classified as finance leases.

As of December 31, 2019, the Company has a weighted-average lease term of 1.4 years for its finance leases, and 3.1 years for its operating leases. As of December 31, 2019, the Company has a weighted-average discount rate of 5.56% for its finance leases, and 5.25% for its operating leases. Discount rates are determined based on 5 year term incremental borrowing rates at inception of the lease. Operating cash flows from continuing operations for the year ended December 31, 2019 from operating leases were $1,898. Non-cash increases for the year ended December 31, 2019, to the operating lease ROU assets, lease incentive other assets and lease liabilities from continuing operations were $741, $140, and $881, respectively. Financing lease assets are classified as machinery and equipment within the consolidated balance sheet.

The following table summarizes lease costs by type:

Year Ended December 31,	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$103
Interest on lease liabilities	10

Operating lease cost	1,862
Variable lease cost*	564
Total lease cost	$2,539

*Variable lease costs consists primarily of taxes, insurance, and common area or other maintenance costs for our domestic and foreign building leases.

Total expense for 2018 and 2017 under leases pertaining primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more, was $2,327 and $1,728, respectively.

Maturities of lease liabilities are as follows:

	Operating Leases	Financing Leases	Total
2020	1,929	105	2,034
2021	1,591	31	1,622
2022	1,026	—	1,026
2023	418	—	418
2024	83	—	83
Total lease payments	5,047	136	5,183
Less: Interest	(381)	(5)	(386)
Present value of lease liabilities	$4,666	$131	$4,797

As previously disclosed in Note 20 of the Notes to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K, prior to the adoption of ASU 2016-02, Leases (Topic 842), the future minimum payments required under lease agreements as of December 31, 2018 were 2019 - $2,417; 2020 - $2,255; 2021 - $1,689; 2022 - $950; 2023 - $188.

13. DOMESTIC AND FOREIGN INCOME TAXES

Domestic and foreign income taxes (benefits) were comprised as follows:

	Year Ended December 31,
	2019	2018	2017
Current
Federal	$24	$—	$129
State	—	—	17
Foreign	173	227	211
Total Current	$197	$227	$357
Deferred
Federal	—	12	(126)
State	—	—	—
Foreign	4	245	(223)
Total Deferred	$4	$257	$(349)
Income Tax Expense	$201	$484	$8
Income (loss) from continuing operations before income taxes, non-controlling interest and discontinued operations
Foreign	360	1,258	700
Domestic	(2,223)	5,988	1,762
Total	$(1,863)	$7,246	$2,462

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate based on income (loss):

	Year Ended December 31,
	2019	2018 (a)	2017 (a)
Tax provision at statutory rate	21.00%	21.00%	34.00%
Change in valuation allowance	(23.61)	43.36	(247.26)
Impact of permanent items, including stock based compensation expense and impairment loss	(0.27)	(52.73)	5.25
Effect of foreign tax rates	0.34	0.51	(4.44)
State taxes net of federal benefit	(1.00)	0.14	3.11
Effect of dividend of foreign subsidiary in prior year	—	—	35.18
Prior year provision to return true-up	(5.82)	(5.61)	19.47
Non-controlling interest	(0.66)	0.16	0.98
Change in expected future rate	—	—	156.54
Other	(0.77)	(0.15)	(2.51)
Domestic and foreign income tax rate	(10.79)%	6.68%	0.32%

(a)	Historical effective tax rates have been adjusted due to discontinued operations. Please refer to Note 2 for further information.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2019, and 2018 are presented below:

	Year Ended December 31,
	2019	2018 (a)
Deferred tax assets:
Net operating loss carry forwards	$7,749	$8,789
Inventory	509	678
Compensation accruals	960	1,046
Accruals and reserves	109	206
Credits	308	382
Contract assets	1,489	55
Other	175	317
Total Deferred tax assets	11,299	11,473
Less: valuation allowance	(10,605)	(10,165)
Deferred tax assets net of valuation allowance	$694	$1,308

Deferred tax liabilities
Depreciation and amortization	(689)	(1,068)
Undistributed earnings of foreign subsidiary	—	—
Total deferred tax liabilities	(689)	(1,068)
Net deferred tax	$5	$240

(a)	Historical balances have been adjusted due to discontinued operations. Please refer to Note 2 for further information.

The valuation allowance is maintained against deferred tax assets which the Company has determined are more likely than not to be unrealized. The change in valuation allowance was ($440), ($3,384), and $5,846 for the years ended December 31, 2019, 2018 and 2017, respectively. For tax reporting purposes, the Company has actual federal and state net operating loss carryforwards of $30,871 and $6,031, respectively, as of December 31, 2019. These net operating loss carryforwards begin to expire in 2023 for federal tax purposes and began to expire in 2019 for state tax purposes. Subsequently recognized tax benefits, if any, related to the valuation allowance for deferred tax assets or realization of net operating loss carryforwards will be reported in the consolidated statements of operations. If substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that are available to be utilized.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has analyzed all tax positions for which the statute of limitations remains open. As a result of the assessment, the Company has not recorded any liabilities for unrecognized income tax benefits or retained earnings. The Company does not have any unrecognized tax benefits as of December 31, 2019, 2018 and 2017.

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

The Company recognizes penalties and interest accrued related to liability on unrecognized tax benefits in income tax expense for all periods presented. As of December 31, 2019 and 2018, the Company has no amounts accrued for the payment of interest and penalties.

The Tax Cuts and Jobs Act enacted in December of 2017 introduced a new Global Intangible Low-Taxed Income (“GILTI”) provision that requires certain income earned by foreign subsidiaries to be included currently in the gross income of the U.S. shareholder. The Company has chosen to treat GILTI as a current-period cost when incurred.

14. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan for most of its domestic employees. Under these plans, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plans. The Company contributions to these plans were $700, $569 and $445 for the years ended December 31, 2019, 2018 and 2017.

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

The following table presents the amounts recognized in the Company’s consolidated balance sheets at December 31, 2019 and 2018 for post-retirement medical benefits:

	2019	2018
Change in Projected Benefit Obligation:
Projected benefit obligation at January 1	$450	$533
Interest cost	16	16
Actuarial loss	63	(21)
Participant contributions	10	13
Benefits paid	(86)	(91)
Projected benefit obligation at December 31	$453	$450
Change in fair value of plan assets:
Employer contributions	76	78
Participant contributions	10	13
Benefits paid	(86)	(91)
Funded status	$(453)	$(450)
Current liabilities	71	73
Noncurrent liabilities	382	377
Net amount recognized	$453	$450
Amount recognized in other comprehensive income (loss)	—	—
Unrecognized net actuarial gain	—	—
Total	$—	$—

Accrued post-retirement medical benefit costs are classified as other post-retirement benefit obligations as of December 31, 2019 and 2018 on the consolidated balance sheets.

Net periodic post-retirement medical benefit costs for 2019, 2018, and 2017 included the following components:

For measurement purposes, a 5.6% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2019; the rate was assumed to decrease gradually to 4.6% by the year 2066 and remain at that level thereafter. The difference in the health care cost trend rate assumption may have a significant effect on the amounts reported.

The assumptions used for the years ended December 31 were as follows:

	2019	2018	2017
Annual increase in cost of benefits	5.6%	5.7%	5.8%
Discount rate used to determine year-end obligations	3.5%	3.9%	3.3%
Discount rate used to determine year-end expense	3.9%	3.3%	3.3%

In addition to the post-retirement medical benefits, the Company provides retirement related benefits to certain former executive employees and to certain employees of foreign subsidiaries. The liabilities established for these benefits at December 31, 2019 and 2018 are illustrated below.

	2019	2018
Current portion	$120	$119
Long-term portion	655	706
Total liability at December 31	$775	$825

The Company calculated the fair values of the pension plans above utilizing a discounted cash flow, using standard life expectancy tables, annual pension payments, and a discount rate of 4.0%.

Employer benefit payments (medical and pension), which reflect expected future service, are expected to be paid in the following years:

2020	$191
2021	179
2022	167
2023	157
2024	147
Years 2025-2029	387

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

Realized foreign currency transaction amounts included in the consolidated statements of operations include losses of $48, $64 and $89 in 2019, 2018 and 2017, respectively.

16. COMMON STOCK AND STOCK OPTIONS

The Company has a 2006 Equity Incentive Plan and a 2015 Equity Incentive Plan. The 2015 Equity Incentive Plan, which was approved by the shareholders on April 24, 2015, replaced the 2006 Equity Incentive Plan. New grants may not be made under the 2006 plan; however certain option grants under these plans remain exercisable as of December 31, 2019. The aggregate number of shares of common stock for which awards could be granted under the 2015 Equity Incentive Plan as of the date of adoption was 500 shares. Additionally, as outstanding options under the 2006 plan or 2015 plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise, the shares of the Company’s common stock subject to such options will become available for issuance under the 2015 Equity Incentive Plan.

Under the plans, executives, employees and outside directors receive awards of restricted stock units (RSUs) and/or options to purchase common stock. The Company may also grant stock awards, stock appreciation rights, restricted stock and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of December 31, 2019. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. RSUs under the plans generally vest over three years. Options under the plans generally vest over three years, and have a maximum term of 10 years.

The Company granted 79 RSUs for the year ended December 31, 2019. The RSUs vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant at which time common stock is issued with respect to vested units.

Additionally, the board has established the non-employee directors’ stock fee election program, referred to as the director program, as an award under the 2015 equity incentive plan. The director program gives each non-employee director the right under the 2015 equity incentive plan to elect to have some or all of his quarterly director fees paid in common shares rather than cash. No shares were issued under the director program for the years ended December 31, 2019, 2018 and 2017.

On July 23, 2008, the Compensation Committee of the Board of Directors approved the non-employee director and executive officer stock purchase program, referred to as the management purchase program, as an award under the 2015 Plan. The purpose of the management purchase program is to permit the Company’s non-employee directors and executive officers to purchase shares of the Company’s Common Stock directly from the Company. Pursuant to the management purchase program, as amended, participants may elect to purchase shares of Common Stock from the Company not exceeding an aggregate of $100 during any fiscal year. Participants may make such election one time during each twenty business day period following the public release of the Company’s earnings announcement, referred to as a window period, and only if such participant is not in possession of material, non-public information concerning the Company and subject to the discretion of the Board to prohibit any transactions in Common Stock by directors and executive officers during a window period. There were no shares purchased under the program during the years ended December 31, 2019, 2018 and 2017.

Stock award activity during the periods indicated was as follows:

	Outstanding Awards
	Stock Options	RSUs	Total	Stock Option Weighted- Average Exercise Price (a)	Aggregate Intrinsic Value
Outstanding at December 31, 2016	1,385	—	1,385	$6.54
Awards forfeited or cancelled	(30)	—	(30)	12.42
Awards granted	303	—	303	7.28
Awards exercised or released	(220)	—	(220)	10.67
Outstanding at December 31, 2017	1,438	—	1,438	6.00
Awards forfeited or cancelled	(8)	—	(8)	7.20
Awards granted	0	98	98	—
Awards exercised or released	(600)	—	(600)	5.65
Outstanding at December 31, 2018	830	98	928	6.25
Awards forfeited or cancelled	(3)	(1)	(4)	6.42
Awards granted	—	79	79	—
Awards exercised or released	(81)	(48)	(129)	4.91
Outstanding at December 31, 2019	746	128	874	$6.39	$10,965

Exercisable at December 31, 2018			576	$5.81	$11,855

Exercisable at December 31, 2019			668	$6.30	$7,819

Available for future grant at December 31, 2019			183

The number of shares available for future grant at December 31, 2019, does not include a total of up to 369 shares subject to options outstanding under the 2006 plan which will become available for grant under the 2015 Equity Incentive Plan as outstanding options under the 2006 plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise of such options.

The weighted-average remaining contractual term of options exercisable and options outstanding at December 31, 2019 was 4.53 and 4.81 years. The total intrinsic value of options exercised during fiscal 2019, 2018 and 2017, was $1,627, $25,724 and $631, respectively.

The weighted-average per share grant date fair value of restricted stock units granted was $23.83 in 2019 and $20.61 in 2018. The weighted-average per share grant date fair value of options granted was $4.20 in 2017, using the Black-Scholes option-pricing model. No options were issued in 2019 and 2018.

The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

2017
Dividend yield	0.0%
Expected volatility	59.29 - 63.51%
Risk-free interest rate	1.87-2.16%
Expected life (years)	6.0

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

The Company currently estimates a zero percent forfeiture rate for stock options and regularly reviews this estimate. There were no forfeitures during fiscal years 2019, 2018 and 2017.

The risk-free rates for the expected terms of the stock options and awards and the employee stock purchase plan is based on the U.S. Treasury yield curve in effect at the time of grant.

The Company recorded $1,886, $1,395 and $844 of non-cash stock compensation expense for the years ended December 31, 2019, 2018 and 2017, respectively. There were 11 and 38 stock options that were forfeited using the “net exercise” method of exercise for the year ended December 31, 2019 and 2018, respectively. As of December 31, 2019, there was $1,957 of total non-cash stock compensation expense related to non-vested awards that is expected to be recognized over a weighted-average period of 1.82 years.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 9, 7, and 11 shares purchased under the Purchase Plan during the years ended December 31, 2019, 2018 and 2017, respectively.

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

17. INCOME (LOSS) PER SHARE

The following table sets forth the computation of basic and diluted income (loss) per share:

	Year Ended December 31,
	2019	2018	2017
Numerator:
Income (loss) from continuing operations before non-controlling interest and discontinued operations	$(2,064)	$6,762	$2,454
Loss on disposal of discontinued operations (Note 2)	(1,116)	—	(164)
Loss from discontinued operations, net of income taxes (Note 2)	(597)	(1,215)	(1,170)
Net income (loss)	(3,777)	5,547	1,120
Less: Loss allocated to non-controlling interest	—	—	(938)
Net income (loss) attributable to IntriCon shareholders	$(3,777)	$5,547	$2,058

Denominator:
Basic – weighted shares outstanding	8,748	7,599	6,852
Weighted shares assumed upon exercise of stock awards	—	1,031	455
Diluted – weighted shares outstanding	8,748	8,630	7,307

Basic income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$(0.23)	$0.89	$0.50
Discontinued operations	(0.20)	(0.16)	(0.20)
Net income (loss) per share:	$(0.43)	$0.73	$0.30

Diluted income (loss) per share attributable to IntriCon shareholders:
Continuing operations	$(0.23)	$0.78	$0.46
Discontinued operations	(0.20)	(0.14)	(0.18)
Net income (loss) per share:	$(0.43)	$0.64	$0.28

The dilutive impact summarized above relates to the periods when the average market price of Company stock exceeded the exercise price of the potentially dilutive awards. Earnings per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the treasury stock method when computing the diluted earnings per share. Shares represented by RSUs are also included in the dilution calculation.

The Company excluded all stock options in 2019 from the computation of the diluted income per share because their effect would be anti-dilutive due to the Company’s net loss for the year. The Company excluded in the money stock options of 5 and 28 in 2018 and 2017, respectively, from the computation of the diluted income per share because their effect would be anti-dilutive. For additional disclosures regarding the stock options, see Note 16.

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

The Company’s former wholly owned French subsidiary, Selas SAS, filed for insolvency in France. The Company may be subject to additional litigation or liabilities as a result of the completion of the French insolvency proceeding, including liabilities under guarantees aggregating approximately $438.

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

19. RELATED-PARTY TRANSACTIONS

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of our Board of Directors, however, on May 1, 2019, the Chairman retired from the Company’s Board of Directors. The Company paid approximately $234, $498, and $140, to Blank Rome LLP for legal services and costs in 2019, 2018 and 2017, respectively.

The Company has a 50% ownership in Signison, a German based hearing health company. Signison owes the Company a notes receivable of $852 which is included in investment in partnership on the balance sheet as of December 31, 2019.

The Company used $25,850 of the proceeds from the 2018 equity offering to repurchase 500 shares of common stock from certain directors and officers. The price paid by the Company for each share was the same price per share that the Company received in the offering.

20. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

Supplemental disclosures of cash flow information:

	Year Ended December 31,
	2019	2018	2017
Interest received	$1,069	$381	$1
Interest paid	72	680	716
Income taxes received	73	—	—
Income taxes paid	148	190	166

	Year Ended December 31,
Noncash Investing and Financing Transactions:	2019	2018	2017
Self-fitting software acquired through liabilities incurred and exchange of investment in partnership	3,093	—	—
Technology access liability	—	(375)	2,600

Machinery and equipment purchases that remain in accounts payable as of December 31, 2019 and 2018 were $61 and $1,030, respectively.

21. REVENUE BY MARKET

The following table sets forth, for the periods indicated, net revenue by market:

	Year Ended December 31,
	2019	2018	2017
Medical:
Diabetes	$68,606	$65,197	$43,365
Other Medical	13,487	10,448	10,087
Hearing Health:
Value Based DTEC	6,120	6,858	6,492
Value Based ITEC	8,910	11,949	9,395
Legacy OEM	9,892	12,257	11,449
Professional Audio Communications:	6,478	7,239	6,166
Total Revenue, net	$113,493	$113,948	$86,954

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement relating to its 2020 annual meeting of shareholders, including but not necessarily limited to the sections of the 2020 proxy statement entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement relating to its 2020 annual meeting of shareholders, including but not necessarily limited to the sections of the 2020 proxy statement entitled “Director Compensation for 2020,” and “Executive Compensation”.

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

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2019:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted- average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	874	$6.39	266
Equity Compensation plans not approved by security holders	—	—	—
Total	874	$6.39	266

(1)	The amount in column (a) includes outstanding options to purchase 746 shares of common stock and unvested restricted stock units for 128 shares of common stock.

(2)	The weighted average exercise price in column (b) is based only on outstanding stock options.

(3)	The amount shown in column (c) includes 183 shares issuable under the Company's 2015 Equity Incentive Plan (the "2015 Plan") and 82 shares available for purchase under the Company’s Employee Stock Purchase Plan. Under the terms of the 2015 Plan, as outstanding options under the Company’s 2006 Equity Incentive Plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise, the shares of common stock subject to such options will become available for issuance under the 2015 Plan. As of December 31, 2019, 369 shares of common stock were subject to outstanding options under the 2006 Equity Incentive Plan. Accordingly, if any of these options expire, terminate, are cancelled or forfeited or are withheld in a net exercise, the shares of common stock subject to such options also will be available for issuance under the 2015 Plan.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement relating to its 2020 annual meeting of shareholders, including but not necessarily limited to the sections of the 2020 proxy statement entitled “Certain Relationships and Related Party Transactions” and “Independence of the Board of Directors.”

ITEM 14. Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the Company's definitive proxy statement relating to its 2020 annual meeting of shareholders, including but not necessarily limited to the sections of the 2020 proxy statement entitled “Independent Registered Public Accounting Fee Information.”

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1)	Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.

Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2019, 2018 and 2017.

Consolidated Balance Sheets at December 31, 2019 and 2018.

Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017.

Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017.

Notes to Consolidated Financial Statements.

3)	Exhibits –

3.1	The Company's Amended and Restated Articles of Incorporation, as amended. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2008.)

3.2	The Company's Amended and Restated By-Laws. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference from the Company’s Registration Statement on Form S-3 (registration no. 333-200182) filed with the Commission on November 13, 2014.)

4.2*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934

+10.1	Supplemental Retirement Plan (amended and restated effective January 1, 1995). (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

+10.2	2006 Equity Incentive Plan, as amended. (Incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 15, 2012.)

+10.3	Form of Stock Option Agreement issued to executive officers pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

+10.4	Form of Stock Option Agreement issued to directors pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

+10.5	Non-Employee Directors Stock Fee Election Program. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

+10.6	Non-Employee Director and Executive Officer Stock Purchase Program, as amended. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

10.7	Agreement by and between K/S HIMPP and IntriCon Corporation dated December 1, 2006 and the schedules thereto. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

+10.8	Employment Agreement with Mark S. Gorder. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

+10.9	Form of Employment Agreement with executive officers. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

10.10.1	Eleventh Amendment to Loan and Security Agreement and Waiver among the Company, IntriCon, Inc., I-Management, LLC, Hearing Help Express, Inc., and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated as of December 15, 2017. Exhibit A to this Amendment contains the fully amended Loan and Security Agreement among the parties. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

10.10.2	Twelfth Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., Hearing Help Express, Inc. and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated as of July, 23, 2018. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.)

10.10.3	Thirteenth Amendment to Loan and Security Agreement among the Company, IntriCon, Inc., Hearing Help Express, Inc. and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated as of April 17, 2019.(Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.)

10.11	Amended and Restated Revolving Note from the Company, IntriCon, Inc. and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated April 17, 2019. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.)

10.12	Amended and Restated Term Note from the Company, IntriCon, Inc., I-Management, LLC and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated December 15, 2017. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

10.13	Amended and Restated CapEx Note from the Company, IntriCon, Inc. and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated July 23, 2018. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

+10.14	Annual Incentive Plan for Executives and Key Employees. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)

+10.15	Amended and Restated Amendment to Equity Plans. (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2013.)

+10.16	Amendment No. 2 to Equity Plans. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

+10.17	2015 Equity Incentive Plan. (Incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 6, 2015.)

+10.18	Form of Stock Option Agreement issued to employees pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

+10.19	Form of Stock Option Agreement issued to directors pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

+10.20	Form of Performance Stock Option Agreement issued to employees pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

+10.21	Form of Restricted Stock Unit Agreement issued to employees pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

+10.22	Form of Restricted Stock Unit Agreement issued to directors pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

+10.23	Employee Stock Purchase Plan, as amended (Incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 11, 2016).

10.24	Master Supply Agreement effective as of May 14, 2019 between Medtronic, Inc. and the Company and related Business Unit Supply Agreement and Automation Agreement (Certain provisions of this exhibit have been omitted pursuant to Item 601 (b)(10)(iv) of Regulation S-K.) (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

16.1	Baker Tilly Virchow Krause, LLP letter dated January 27, 2020. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2020.)

16.2	Baker Tilly Virchow Krause, LLP letter dated March 16, 2020. (Incorporated by reference from the Company’s Current Report on Form 8-K/A filed with the Commission on March 16, 2020.)

21.1*	List of significant subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following materials from IntriCon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2019, 2018 and 2017; (ii) Consolidated Statements of Comprehensive Income (Loss); (iii) Consolidated Balance Sheets as of December 31, 2019 and 2018; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2019, 2018 and 2017; (v) Consolidated Statements of Equity for the years ended December 31, 2019, 2018 and 2017; and (vi) Notes to Consolidated Financial Statements.

___________________________

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
Scott Longval Executive Vice President, Chief Financial Officer and Chief Operating Officer

Dated: March 16, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Mark S. Gorder

Mark S. Gorder

President and Chief Executive

Officer and Director (principal executive officer)

March 16, 2020

/s/ Scott Longval

Scott Longval

Executive Vice President, Chief Financial Officer

and Chief Operating Officer

(principal accounting and financial officer)

March 16, 2020

/s/Nicholas A. Giordano

Nicholas A. Giordano

Director

March 16, 2020

/s/Robert N. Masucci

Robert N. Masucci

Director

March 16, 2020

/s/ Raymond O. Huggenberger

Raymond O. Huggenberger

Director

March 16, 2020

/s/ Philip I. Smith

Philip I. Smith

Director

March 16, 2020