Form 10-Q
period 2020-03-31
INTRICON CORP
filed 2020-05-22
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on April 30, 2020 was 8,821,752.

INTRICON CORPORATION

I N D E X

EXPLANATORY NOTE

On March 4, 2020, the U.S. Securities and Exchange Commission (the “SEC”) issued an order (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), granting exemptions from specified provisions of the Exchange Act and certain rules thereunder. On March 25, 2020, the order was modified and superseded by a new SEC order (Release No. 34-88465) that provides conditional relief to public companies that are unable to timely comply with their filing obligations as a result of the novel coronavirus (“COVID-19”) outbreak (as modified, the “SEC Order”).

IntriCon Corporation (“Company,” “we,” “our” or “us”) is filing this Quarterly Report on Form 10-Q for the quarter ended March 31, 2020 (the “Quarterly Report”)  in reliance on the SEC Order due to circumstances related to the COVID-19 outbreak.  In particular, we could not file this Quarterly Report within the time period specified under the Exchange Act due to process disruptions directly related to COVID-19 and related precautionary actions we undertook that caused limited access to our facilities and remote working arrangements and disrupted normal interactions among our accounting personnel and other staff involved in the preparation of the Quarterly Report. These restrictions slowed the completion of our internal reviews, including the evaluation of the various impacts of COVID-19 on our financial statements, and the preparation and completion of the Quarterly Report in a timely manner.

Pursuant to the requirements of the SEC Order, we filed a Current Report on Form 8-K with the SEC on May 8, 2020 indicating our intention to rely upon the SEC Order with respect to the filing of this Quarterly Report, which would have otherwise been required to have been filed by May 11, 2020. This Quarterly Report is being filed within the 45-day extension period provided by the SEC Order.

PART I: FINANCIAL INFORMATION

ITEM 1.  Financial Statements

INTRICON CORPORATION

Consolidated Condensed Balance Sheets

(In Thousands, Except Per Share Amounts)

(unaudited)	March 31,	December 31,
	2020	2019
Current assets:
Cash and cash equivalents	$15,177	$8,523
Restricted cash	616	639
Short-term investment securities	16,889	23,451
Accounts receivable, less allowance for doubtful accounts of $331 at March 31, 2020 and $325 at December 31, 2019	8,241	8,993
Inventories	19,115	16,377
Contract assets	10,079	10,237
Other current assets	1,426	1,975
Current assets of discontinued operations	—	80
Total current assets	71,543	70,275

Machinery and equipment	42,944	41,073
Less: Accumulated depreciation	28,213	27,522
Net machinery and equipment	14,731	13,551

Goodwill	9,551	9,551
Operating lease right-of-use assets, net	3,862	4,372
Investment in partnerships	750	1,160
Long-term investment securities	5,379	8,629
Other assets, net	5,902	6,055
Total assets	$111,718	$113,593

Current liabilities:
Current financing leases	$88	$101
Current operating leases	1,605	1,729
Accounts payable	10,392	9,876
Accrued salaries, wages and commissions	2,736	2,274
Other accrued liabilities	2,474	2,869
Liabilities of discontinued operations	—	77
Total current liabilities	17,295	16,926

Noncurrent financing leases	15	30
Noncurrent operating leases	2,503	2,937
Other postretirement benefit obligations	371	382
Accrued pension liabilities	651	655
Other long-term liabilities	2,106	2,171
Total liabilities	22,941	23,101
Commitments and contingencies (Note 15)
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 8,819 and 8,781 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	8,819	8,781
Additional paid-in capital	86,978	86,770
Accumulated deficit	(6,265)	(4,286)
Accumulated other comprehensive loss	(502)	(520)
Total shareholders’ equity	89,030	90,745
Non-controlling interest	(253)	(253)
Total equity	88,777	90,492
Total liabilities and equity	$111,718	$113,593

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Operations

 (In Thousands, Except Per Share Amounts)

	Three Months Ended
(unaudited)	March 31,	March 31,
	2020	2019
Revenue, net	$21,503	$29,570
Cost of goods sold	16,931	21,012
Gross profit	4,572	8,558

Operating expenses:
Sales and marketing	1,993	3,389
General and administrative	3,416	3,186
Research and development	1,201	965
Total operating expenses	6,610	7,540
Operating (loss) income	(2,038)	1,018

Interest income, net	184	215
Other expense, net	(107)	(134)
(Loss) income from continuing operations before income taxes and discontinued operations	(1,961)	1,099
Income tax expense	18	131
(Loss) income from continuing operations before discontinued operations	(1,979)	968
Loss from discontinued operations (Note 3)	—	(193)
Net (loss) income	$(1,979)	$775

Basic (loss) income per share:
Continuing operations	$(0.22)	$0.11
Discontinued operations	—	(0.02)
Net (loss) income per share:	$(0.22)	$0.09

Diluted (loss) income per share:
Continuing operations	$(0.22)	$0.10
Discontinued operations	—	(0.02)
Net (loss) income per share:	$(0.22)	$0.08

Average shares outstanding:
Basic	8,813	8,705
Diluted	8,813	9,382

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Comprehensive (Loss) Income

(In Thousands)

	Three Months Ended
(unaudited)	March 31,	March 31,
	2020	2019
Net (loss) income	$(1,979)	$775
Foreign currency translation adjustment, net of taxes of $0	13	7
Pension and postretirement obligations, net of taxes of $0	5	5
Investment in partnerships, net of taxes of $0	—	118
Comprehensive (loss) income	$(1,961)	$905

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Cash Flows

 (In Thousands)

	Three Months Ended
(unaudited)	March 31,	March 31,
	2020	2019
Cash flows from operating activities:
Net (loss) income	$(1,979)	$775
Loss from discontinued operations	—	193
(Loss) income from continuing operations	(1,979)	968
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	921	797
Equity in loss of partnerships	45	65
Stock-based compensation	376	329
Change in allowance for doubtful accounts	6	(439)
Changes in operating assets and liabilities:
Accounts receivable	746	1,438
Inventories	(2,738)	(220)
Contract assets	158	(696)
Other assets	488	877
Accounts payable	327	(983)
Accrued expenses	340	(1,453)
Other liabilities	71	29
Net cash (used in) provided by operating activities of continuing operations	(1,239)	712
Net cash provided by (used in) operating activities of discontinued operations	3	(277)
Net cash (used in) provided by operating activities	(1,236)	435

Cash flows from investing activities:
Purchases of machinery and equipment	(1,678)	(938)
Payments for acquisition of other assets	(91)	(586)
Purchase of investment securities	(76)	(34,516)
Proceeds from sale of investment securities	—	38,015
Proceeds from maturities of investment securities	9,850	3,464
Investment in partnerships	—	(568)
Net cash provided by investing activities of continuing operations	8,005	4,871
Net cash used in investing activities of discontinued operations	—	(16)
Net cash provided by investing activities	8,005	4,855

Cash flows from financing activities:
Payment of financing leases	(28)	(32)
Exercise of stock options and employee stock purchase plan shares	68	88
Withholding of common stock upon vesting of restricted stock units	(198)	(235)
Net cash (used in) financing activities	(158)	(179)

Effect of exchange rate changes on cash	20	32

Net increase in cash	6,631	5,143
Cash, cash equivalents and restricted cash, beginning of period	9,162	8,047

Cash, cash equivalents and restricted cash, end of period	$15,793	$13,190

Non-cash investing and financing:
Acquisition of machinery and equipment in accounts payable	$187	$160
Fitting software other asset through liabilities incurred and exchange of investment in partnership	—	3,093

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION

Consolidated Condensed Statements of Equity

(In Thousands)

	Shareholders’ Equity, Three Months Ended March 31, 2020 (Unaudited)
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balance December 31, 2019	8,781	$8,781	$86,770	$(4,286)	$(520)	$(253)	$90,492
Exercise of stock options, net	11	11	4	—	—	—	15
Withholding of common stock upon vesting of restricted stock units	22	22	(220)	—	—	—	(198)
Shares issued under the employee stock purchase plan	5	5	48	—	—	—	53
Stock-based compensation	—	—	376	—	—	—	376
Net loss	—	—	—	(1,979)	—	—	(1,979)
Comprehensive income	—	—	—	—	18	—	18
Balance March 31, 2020	8,819	$8,819	$86,978	$(6,265)	$(502)	$(253)	$88,777

	Shareholders’ Equity, Three Months Ended March 31, 2019 (Unaudited)
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balance December 31, 2018	8,664	$8,664	$84,999	$(509)	$(927)	$(253)	$91,974
Exercise of stock options, net	27	27	(9)	—	—	—	18
Withholding of common stock upon vesting of restricted stock units	20	20	(255)	—	—	—	(235)
Shares issued under the employee stock purchase plan	3	3	67	—	—	—	70
Stock-based compensation	—	—	329	—	—	—	329
Net income	—	—	—	775	—	—	775
Comprehensive income	—	—	—	—	130	—	130
Balance March 31, 2019	8,714	$8,714	$85,131	$266	$(797)	$(253)	$93,061

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.   General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation’s (“IntriCon” or the “Company”) consolidated condensed financial position as of March 31, 2020 and December 31, 2019, and the consolidated condensed results of its operations, statements of equity and cash flows for the three months ended March 31, 2020 and 2019. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period. The preparation of consolidated condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates particularly as it relates to estimates reliant on forecasts and other assumptions impacted by the COVID-19 pandemic.

In March 2020, the World Health Organization categorized COVID-19 (coronavirus) as a pandemic and the President of the United States declared the outbreak a national emergency. The Company considered the impacts of COVID-19 on the assumptions and estimates used, including reviewing our long-lived assets for impairment, and determined that for the three months ended March 31, 2020, COVID-19 did not have a material adverse impact. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2019 Annual Report on Form 10-K filed with the SEC.

On June 25, 2019, the Company’s officers, pursuant to delegated authority from the board, approved plans to discontinue the operations of its United Kingdom (UK) subsidiary within our body worn device segment. For all periods presented, the Company classified this business as discontinued operations, and accordingly, has reclassified historical financial data presented herein. See Note 3.

The consolidated condensed financial statements include the accounts of the Company and its consolidated subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company evaluates its voting and variable interests in entities on a qualitative and quantitative basis. The Company consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.

2.   New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses Topic 326, which requires certain financial assets to be measured at amortized cost net of an allowance for estimated credit losses, such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions, and reasonable and supportable forecasts that affect the collectability of the amounts. Topic 326 is effective for interim and annual periods beginning January 1, 2022 for smaller reporting companies. This standard update is not expected to have a material impact on our financial position, results of operations and cash flows.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes as part of its overall simplification initiative to reduce costs and complexity in applying accounting standards while maintaining or improving the usefulness of the information provided to users of the financial statements. Amendments include removal of certain exceptions to the general principals of ASC 740, Income Taxes, and simplification in several other areas such as accounting for franchise tax (or similar tax) that is partially based on income. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020. This standard update is not expected to have a material impact on our financial position, results of operations and cash flows.

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under ASC 323, Investments – Equity Method and Joint Venture, for the purposes of applying the measurement alternative in accordance with ASC 321, Investments – Equity Securities, immediately before applying or upon discontinuing the equity method. ASU 2020-01 is effective for interim and annual periods beginning after December 15, 2020. This standard update is not expected to have a material impact on our financial position, results of operations and cash flows.

In April 2020, the FASB issued ASU 2020-04, Reference Rate Reform Topic 848, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. Topic 848 provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. This standard update is not expected to have a material impact on our financial position, results of operations and cash flows.

3.  Discontinued Operations

On June 25, 2019, the Company’s officers, pursuant to delegated authority from the board, approved plans to discontinue the operations of its UK subsidiary within the body worn device segment. Prior to March 31, 2020, the remaining assets and liabilities of the subsidiary were settled.

As the disposal meets the definition of a strategic shift in accordance with ASC 205, the results of the UK operations have been classified as loss from discontinued operations, in the accompanying consolidated condensed statements of operations, comprehensive (loss) income and cash flows. Current assets and liabilities of the discontinued operations have been reclassified and reflected on the accompanying consolidated condensed balance sheets as “Current assets of discontinued operations,” and “Liabilities of discontinued operations”, respectively. Prior periods relating to our discontinued operations have been reclassified to reflect consistency within our consolidated condensed financial statements. There was no income tax expense or benefit related to our discontinued operations for any period presented.

The total assets and liabilities of the UK subsidiary at December 31, 2019 were as follows:

December 31,
2019
Other current assets	$80
Other accrued liabilities	77
Net assets (liabilities)	$3

The following table shows the results of the UK subsidiary’s discontinued operations:

Three Months Ended	March 31, 2019
Revenue, net	$539
Cost of goods sold	346
Gross profit	193
Sales and marketing	147
General and administrative	239
Total operating expenses	386
Loss from discontinued operations	$(193)

4.  Segment Reporting

The Company currently operates in two reportable segments: body-worn devices and hearing health direct-to-end-consumer (DTEC). The nature of distribution and services has been deemed separately identifiable. Therefore, segment reporting has been applied. The following table summarizes certain data from continuing operations by reportable segment:

For the Three Months Ended March 31, 2020	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$20,330	$1,173	$21,503
Loss from continuing operations before income taxes and discontinued operations	(1,078)	(883)	(1,961)
Depreciation and amortization	895	26	921
Capital expenditures	1,678	—	1,678

For the Three Months Ended March 31, 2019	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$27,940	$1,630	$29,570
Income (loss) from continuing operations before income taxes and discontinued operations	2,581	(1,482)	1,099
Depreciation and amortization	736	61	797
Capital expenditures	918	20	938

The following table summarizes the identifiable assets (excluding goodwill) and goodwill by reportable segment as of the following dates:

	March 31,	December 31,
	2020	2019
Body Worn Devices:
Identifiable assets (excluding goodwill)	$99,802	$101,311
Goodwill	9,551	9,551
Hearing Health DTEC:
Identifiable assets (excluding goodwill)	2,365	2,651

5.    Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	March 31,	December 31,
	2020	2019
United States	$13,421	$12,215
Singapore	1,247	1,263
Other	63	73
Consolidated	$14,731	$13,551

Long-lived assets consist of machinery and equipment. Excluded from long-lived assets are investments in partnerships, patents, goodwill, operating lease right-of-use (ROU) assets and certain other assets. The Company capitalizes long-lived assets pertaining to the production of specialized parts. These assets are periodically reviewed to ensure the net realizable value from the estimated future production based on forecasted cash flows exceeds the carrying value of the assets.

The geographical distribution of net revenue to geographical areas for the three months ended March 31, 2020 and 2019 were as follows:

	Three Months Ended
Net Revenue to Geographical Areas	March 31, 2020	March 31, 2019
United States	$17,788	$24,215
Europe	1,187	1,664
Asia	2,200	3,509
All other countries	328	182
Consolidated	$21,503	$29,570

Geographic net revenue is allocated based on the location of the customer.

For the three months ended March 31, 2020, and 2019, one customer accounted for 63% and 58%, respectively, of the Company’s consolidated net revenue.

Two customers combined accounted for 54% and 51% of the Company’s consolidated accounts receivable at March 31, 2020 and December 31, 2019, respectively.

One customer accounted for 91% and 86% of the Company’s consolidated contract assets at March 31, 2020 and December 31, 2019, respectively.

6.   Investment in Partnerships

Investment in partnerships consisted of the following:

	March 31,	December 31,
	2020	2019
Investment in Signison	$473	$852
Other	277	308
Total	$750	$1,160

The Company has a 50% ownership interest in Signison as of March 31, 2020. Signison is accounted for in the Company’s consolidated financial statements using the equity method.

7.   Investment Securities

The Company invests in commercial paper, corporate notes and bonds with original maturities of less than two years. The Company classifies these investments as held to maturity based on our intent and ability to hold these investments until maturity. As a result, these investments are recorded at amortized cost, which approximates fair value, using level 1 inputs.

The maturity dates of our investments as of March 31, 2020 are as follows:

	Less than one year	1-5 years	Total
Commercial Paper Original Maturities of 91 Days or More	$1,897	$—	$1,897
Corporate Notes and Bonds	14,992	5,379	20,371
Total Investments	$16,889	$5,379	$22,268

The maturity dates of our investments as of December 31, 2019 are as follows:

	Less than one year	1-5 years	Total
Commercial Paper Original Maturities of 91 Days or More	$8,461	$—	$8,461
Corporate Notes and Bonds	14,990	8,629	23,619
Total Investments	$23,451	$8,629	$32,080

The Company also maintains excess funds within level 2 money market accounts included within cash and cash equivalents. Cash available in our money market accounts at March 31, 2020 and December 31, 2019 was $14,821 and $7,200, respectively.

8.   Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
March 31, 2020
Domestic	$11,341	$3,501	$1,160	$16,002
Foreign	2,583	341	189	3,113
Total	$13,924	$3,842	$1,349	$19,115

December 31, 2019
Domestic	$10,379	$736	$2,375	$13,490
Foreign	2,482	215	190	2,887
Total	$12,861	$951	$2,565	$16,377

9.  Other Assets, Net

       Other assets, net consisted of the following at:

	March 31,	December 31,
	2020	2019
Self-fitting software	$3,679	$3,679
Technology access	1,768	1,866
Other	455	510
Total	$5,902	$6,055

The estimated useful life for the self-fitting software and technology access is 5-7 years. The self-fitting software is expected to begin amortizing in the second quarter of 2020. Accumulated amortization for the technology access asset is $982 and $884 as of March 31, 2020 and December 31, 2019, respectively.

In January 2019, the Company purchased the source code for self-fitting software from Soundperience for 1,750 Euros and also transferred our 49% ownership interest in Soundperience to the majority owner. The Company has capitalized the self-fitting software within other assets, net based on the cost of the consideration transferred and will begin amortizing the asset when it is placed into service. Included in the capitalized cost of the self-fitting software is $586 of cash paid at closing as well as non-cash amounts of $869 due in future quarterly installments over the next four years, $533 due in January 2023 and $1,691 for the value of the partnership and license agreement transferred. The future payments are due in Euros and the related liabilities will be revalued based on exchange rates as of each reporting period. As of March 31, 2020, outstanding liabilities consist of $238 other accrued current liabilities and $857 other long-term liabilities.

10. Other Accrued Liabilities

Other accrued liabilities consisted of the following at:

	March 31, 2020	December 31, 2019
Pension	$120	$120
Postretirement benefit obligation	71	71
Deferred revenue	327	327
Self-fitting software liability	238	285
Technology access liability	989	1,236
Other	729	830
Total	$2,474	$2,869

Technology access liabilities are due in equal quarterly installments through January 2022.

11.	Leases

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

As of March 31, 2020, the Company has a weighted-average lease term of 1.2 years for its finance leases, and 2.9 years for its operating leases. As of March 31, 2020, the Company has a weighted-average discount rate of 5.56% for its finance leases, and 5.26% for its operating leases. Discount rates are determined based on 5 year term incremental borrowing rates at inception of the lease. Operating cash flows for the three months ended March 31, 2020 from operating leases were $507. Financing lease assets are classified as machinery and equipment within the consolidated balance sheet.

 The following tables summarizes lease costs by type:

Three Months Ended	March 31, 2020	March 31, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$26	$25
Interest on lease liabilities	2	3

Operating lease cost	481	460
Variable lease cost*	151	138
Total lease cost	$660	$626

*Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our domestic and foreign building leases.

 Maturities of lease liabilities are as follows as of March 31, 2020:

	Operating Leases	Financing Leases	Total
2020	$1,375	$73	$1,448
2021	1,567	31	1,598
2022	1,003	3	1,006
2023	396	—	396
2024	80	—	80
2025 and thereafter	—	—	—
Total lease payments	4,421	107	4,528
Less: Interest	(313)	(4)	(317)
Present value of lease liabilities	$4,108	$103	$4,211

12.	Income Taxes

Income tax expense for the three months ended March 31, 2020 was $18 compared to $131 for the same period in 2019. The expense was largely due to our foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes. The Company has recorded a full valuation allowance against the deferred tax asset as of March 31, 2020.

The following was the (loss) income from continuing operations before income taxes and discontinued operations for each jurisdiction in which the Company has operations for the three months ended March 31, 2020 and 2019.

	Three Months Ended
	March 31, 2020	March 31, 2019
United States	$(1,842)	$885
Singapore	(153)	117
Indonesia	18	21
Germany	16	76
(Loss) income from continuing operations before income taxes and discontinued operations	$(1,961)	$1,099

CARES Act

On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contained in part, an allowance for deferral of the employer portion of Social Security employment tax liabilities until 2021 and 2022, as well as a COVID-19 employee retention tax credit (“CRC”) of up to $5,000 per eligible employee.

Based on the timing of the CARES Act, for the three months ended March 31, 2020, the related tax benefits from the CARES Act were not material. We are currently reviewing the potential future benefits related to employee retention tax credits and the payroll tax deferral provision to assess the impact on our financial position, results of operations and cash flows.

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

For the three months ended March 31, 2020, the Company granted 66 RSUs with a weighted average closing price on the date of grant of $17.48. The RSUs vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant at which time common stock is issued with respect to vested units.

The Company has also granted stock options under the plans. Options granted under the plans generally vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant and have a maximum term of 10 years.

Stock award activity as of and during the three months ended March 31, 2020 was as follows:

	Outstanding Awards			Stock Option Weighted-	Aggregate
	Stock Options	RSUs	Total	Average Exercise Price (a)	Intrinsic Value
Outstanding at December 31, 2019	746	128	874	$6.39
Awards granted	—	66	66	—
Awards exercised or released	(15)	(33)	(48)	4.72
Outstanding at March 31, 2020	731	161	892	$6.43	$5,802
Exercisable at March 31, 2020	695	—	695	$6.37	$3,751
Available for future grant at December 31, 2019			183
Available for future grant at March 31, 2020			131

(a) The weighted average exercise price calculation does not include outstanding RSUs

The number of shares available for future grants at March 31, 2020 does not include a total of up to 357 shares subject to options outstanding under the 2006 Equity Incentive Plan, which will become available for grant under the 2015 Equity Incentive Plan as outstanding options under the 2006 Equity Incentive Plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise of such options.

The Company recorded $376 and $329 of non-cash stock compensation expense for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, there was $2,730 of total unrecognized compensation costs related to non-vested stock option and RSU awards that are expected to be recognized over a weighted-average period of 2.13 years. The total intrinsic value of options exercised during the three months ended March 31, 2020 was $189.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, through March 31, 2020, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 5 and 3 shares purchased under the plan for the three months ended March 31, 2020 and 2019, respectively.

14.	Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended
	March 31, 2020	March 31, 2019
Numerator:
(Loss) income from continuing operations before discontinued operations	$(1,979)	$968
Loss from discontinued operations (Note 3)	—	(193)
Net (loss) income	$(1,979)	$775

Denominator:
Basic – weighted shares outstanding	8,813	8,705
Weighted shares assumed upon exercise of stock awards	—	677
Diluted – weighted shares outstanding	8,813	9,382

Basic (loss) income per share attributable to IntriCon shareholders:
Continuing operations	$(0.22)	$0.11
Discontinued operations	—	(0.02)
Net (loss) income per share:	$(0.22)	$0.09

Diluted (loss) income per share attributable to IntriCon shareholders:
Continuing operations	$(0.22)	$0.10
Discontinued operations	—	(0.02)
Net (loss) income per share:	$(0.22)	$0.08

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

For the three months ended March 31, 2020, weighted average options and RSU’s outstanding of 893 were excluded from the dilutive calculation as their effect would have been antidilutive based on losses in the period. No options or RSUs were excluded from the dilutive calculation for the three months ended March 31, 2019.

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

The Company has a 50% ownership in Signison, a German based hearing health company. Signison owes the Company a notes receivable, net of allowances, of $473 which is included in investment in partnership on the balance sheet as of March 31, 2020.

17.	Revenue, Net

Medical market revenue recognition- Customer orders from the medical market consist of a specified number of assembled and customized parts that the customer further integrates into their production process to produce market ready products. Customer orders do not include additional follow-on goods or services. Each order is for a series of distinct units that comprise a single performance obligation.

With the exception of prompt payment discounts, the transaction price for medical market products is the invoiced amount. Variable consideration in the form of refunds, credits, rebates, price concessions, pricing incentives or other items impacting transaction price are not present.

All of the Company’s products manufactured for the medical market are designed to each customer’s specifications, do not have an alternative use and cannot be sold or redirected by the Company to others. The Company considers contractual arrangements, laws and legal precedent in determining enforceable right. The Company has an enforceable right to payment for any finished or in-process units, including a reasonable margin, if the customer terminates the contract for reasons other than the Company’s failure to perform as promised within our medical diabetes market and a select customer within our other medical market. For contractual arrangements in which an enforceable right exists, control of these units is deemed to transfer to the customer over time during the manufacturing process, using the same measure of progress toward satisfying the promise to deliver the units to the customer. Consequently, the transaction price is recognized as revenue over time for contractual arrangements with an enforceable right, based on actual costs incurred in the manufacturing process to date relative to total expected costs to produce all ordered units. The transaction price for contractual arrangements without an enforceable right to payment for any finished or in-process units including a reasonable margin is recognized as revenue at a point in time.

Medical market products are invoiced when shipped and paid within normal commercial terms. The Company records a contract asset for revenue recognized over time in the production process for customized products that have not been shipped or invoiced to the customer.

The following tables set forth, for the periods indicated, timing of revenue recognition by market:

Timing of revenue recognition for the three months ended March 31, 2020:

	Products and services transferred at point in time	Products and services transferred over time	Total
Medical:
Diabetes	$—	$13,530	$13,530
Other Medical (a)	1,820	1,008	2,828
Hearing Health:
Value Based DTEC	1,173	—	1,173
Value Based ITEC	744	—	744
Legacy OEM	1,964	—	1,964
Professional Audio Communications:	1,264	—	1,264
Total Revenue, net	$6,965	$14,538	$21,503

(a) During the quarter ended March 31, 2020, we recorded a cumulative adjustment of $1.2 million to reduce revenue within our other medical market to correct an error related to prior periods as a result of our determination that a portion of our sales being recognized over time needed to be recognized at a point in time. The adjustment included a reduction of the related cost of goods sold of $0.8 million and related impacts to reduce the contract asset and an increase to inventory. The adjustment was not material to our Consolidated Financial Statements for any quarterly or annual period.

Timing of revenue recognition for the three months ended March 31, 2019:

	Products and services transferred at point in time	Products and services transferred over time	Total
Medical:
Diabetes	$—	$17,164	$17,164
Other Medical	—	3,629	3,629
Hearing Health:
Value Based DTEC	1,630	—	1,630
Value Based ITEC	2,577	—	2,577
Legacy OEM	2,803	—	2,803
Professional Audio Communications:	1,767	—	1,767
Total Revenue, net	$8,777	$20,793	$29,570

18. Subsequent Events

Amendment to Credit Facility

On May 13, 2020, the Company and its domestic subsidiaries entered into a Fourteenth Amendment to Loan and Security Agreement and Waiver (the “Fourteenth Amendment”) with CIBC Bank USA. The Fourteenth Amendment, among other things:

●	Increased the Company’s revolving loan borrowing capacity to $12.0 million from its then current capacity of $7.0 million;

●	Added provisions addressing interest rates following the unavailability of the London Interbank Offered Rate or LIBOR;

●	Waived a default in the fixed charge coverage ratio covenant as of March 31, 2020;

●	Eliminated the funded debt to EBITDA ratio and fixed charge coverage ratio for the quarter ending June 30, 2020;

●

Added a financial covenant requiring that at all times until September 30, 2020, the borrowers maintain at least $15.0 million of liquidity, calculated as the sum of (a) cash on hand, plus (b) cash equivalent investments, plus (c) available borrowing capacity under the revolving credit facility.

After giving effect to the waiver in the Fourteenth Amendment, the Company was in compliance with all applicable covenants under the credit facility as of March 31, 2020.

Strategic Restructuring Plan

On May 15, 2020, the management of the Company committed the Company to, and began executing on, a strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas. The plan, which was supported by the Company’s Board of Directors, is expected to be completed by the end of the 2020 second quarter.

Following the Company’s decision last quarter to no longer pursue a direct-to-end-consumer approach to the hearing health market, we recently made the decision to transition our remaining direct-to-end-consumer operations at Hearing Help Express to solely support our partnership initiatives. In addition, while continued uncertainties remain from the COVID-19 pandemic, we are taking many significant steps to decrease our expenditure profile and current spending run-rate. The following are significant items included in our strategic restructuring plan:

●	We completed a global net workforce reduction of approximately 35 positions, including many of the previously furloughed positions, resulting in an annual cost savings of approximately $2.4 million

●

We changed our focus to seeking partners in the hearing health market, resulting in approximately $2.0 million reduction in Hearing Help Express consumer advertising expense in 2020 as compared to 2019

●

In connection with the strategic restructuring plan, we anticipate incurring a $1.2 million to $1.5 million restructuring charge during the second quarter ending June 30, 2020 related to one-time employee termination costs, asset impairment charges and other operations-related expenses.

Acquisition of Emerald Medical Services

On May 18, 2020, IntriCon Pte. Ltd. (“Buyer”), a wholly-owned subsidiary of the Company, acquired all of the outstanding shares of Emerald Medical Services Pte., Ltd., a Singapore company (“Emerald”), pursuant to a Share Purchase Agreement dated the same date among Buyer, Emerald and the direct and indirect owners of Emerald. Emerald, based in Singapore, is a provider of joint development medical device manufacturing services for complex catheter applications. The Share Purchase Agreement provides for a purchase price consisting of:

●	a cash payment paid at closing of $7,128, subject to a post-closing working capital adjustment;

●	80 thousand shares of the Company’s common stock issued at closing, which shares will be held in an escrow account for a period of 18 months to resolve any post-closing claims by the Buyer;

●	a cash payment of $500 payable in the event that regulatory approval in Japan is obtained for a particular product within twelve months of closing;

●	an earn-out payment of between $333 and $1,000 if Emerald has net revenues ranging from $9,000 to $11,000 during the first year after closing; and

●	additional earn-out payments equal to 28% of net revenues arising from the sale of certain products or to certain customers for each of the first three years after closing.

The cash portion of the purchase was paid from Company internal funds.

COVID-19 Pandemic

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, and business partners. We are unable to predict the impact that COVID-19 will have on our financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of COVID-19 and intends to make adjustments to its responses accordingly.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Headquartered in Arden Hills, Minnesota, IntriCon Corporation (together with its subsidiaries referred herein as the “Company”, or “IntriCon”, “we”, “us” or “our”) is an international company engaged in designing, developing, engineering and manufacturing miniature interventional, implantable and body-worn medical devices. In addition to its operations in Minnesota, the Company has facilities in Illinois, Singapore, Indonesia, and Germany.

On June 25, 2019, the Company’s officers, pursuant to delegated authority from the board, approved plans to discontinue the operations of its United Kingdom (UK) subsidiary within our body-worn device segment. For all periods presented, the Company classified this business as discontinued operations, and accordingly, has reclassified historical financial data presented herein.

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

The Company’s significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Information contained in this section of this Quarterly Report on Form 10-Q and expressed in U.S. dollars is presented in thousands (000s), except for per share data and as otherwise noted. In addition, information in Item 2 excludes discontinued operations unless otherwise noted.

COVID-19 Pandemic and Uncertainties

The COVID-19 (coronavirus) outbreak has created unique and unprecedented challenges. The outbreak of the novel COVID-19 has evolved into a global pandemic. COVID-19 has spread to many regions of the world, including North America, Asia and Europe. The full extent to which COVID-19 impacts our business, operating results and financial condition will depend on future developments that are highly uncertain, cannot be accurately predicted and may be beyond our control. Uncertain factors relating to COVID-19 include the duration of the outbreak, the severity of the virus, and the actions, or perception of actions that may be taken, to contain or treat its impact, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.

The Company’s priority remains the health and safety of its employees, its customers and their patients, as well as the communities we serve. As the unprecedented threat of COVID-19 emerged, IntriCon began implementing measures in an effort to address and prioritize the health and safety of its employees and their communities, while at the same time continuing to support customers and partners. These measures included the following:

●

Health and Safety: Based on the expertise and recommendations from federal and local government and health agencies, IntriCon has implemented remote and flexible work arrangements for employees wherever possible. We have also implemented other measures, such as restricting travel, to protect the health and safety of our customers, their patients and our employees.

●

Maintaining Operations: Consistent with applicable exceptions, we are maintaining streamlined manufacturing, assembly and other related operations at all sites in order to continue providing products to our customers and partners. For our employees involved in such operation-critical processes, we have implemented several other recommended best practices to protect the health and safety of our workforce. In addition, we have modified the shifts of employees involved in other operation-critical processes to minimize risk for these employees.

●	Clinical: We have postponed our anticipated “Self-fitting Software” clinical trial until such time as we can ensure the health and safely of trial participants.

●

Expense Reduction: Given the current business climate, executive management has taken steps to strengthen our balance sheet and reduce our cost structure including the deferral of non-strategic investments as well as furloughs and salary reductions. These measures are expected to be temporary in nature and only in effect until their objectives have been accomplished.

Although our operating facilities remain open as of March 31, 2020, the effects of a COVID-19 outbreak could include the temporary shutdown of our facilities in the United States, Asia or Europe, disruptions or restrictions on the ability to ship our products to our customers as well as disruptions that may affect our customers and suppliers.

Further, as a result of COVID-19 and the measures designed to contain its spread, our sales could be negatively impacted as a result of disruption in demand by our customers, which could have a material and adverse effect on our business, results of operations and financial condition. Similarly, our suppliers may not have the materials, capacity, or capability to supply us according to our schedule and specifications. If our suppliers’ operations are impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our results of operations. The duration of the disruptions to our customers and to our supply chain, and related financial impact to us, cannot be estimated at this time. If such disruptions continue for an extended period of time, the impact could have a material adverse effect on our business, results of operations and financial condition.

U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures of certain assets and liabilities. These estimates and assumptions utilize historical and forward-looking assumptions that the Company believes are reasonable, including but not limited to the potential impacts arising from the recent coronavirus pandemic. As we learn more about the extent and duration of the pandemic, the Company’s estimates and assumptions may evolve. Actual results could differ significantly from those estimates.

In summary, while our business is likely to be impacted in the coming year by global business conditions, including the delay of non-essential medical procedures, device upgrades and new product launches, we have a strong balance sheet that we believe will allow us to maintain our operations and preserve our ability to realize future growth.

Market Overview

IntriCon serves as a joint development partner (“JDM”) to leading medical device original equipment manufacturers (“OEMs”) by designing, developing, engineering, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for high growth markets, such as diabetes, drug delivery, surgical navigation, hearing health and the professional audio communication market. Revenue from these markets is reported on the respective diabetes, other medical, hearing health value based direct-to-end-consumer, value based indirect-to-end-consumer and legacy OEM, and professional audio lines in the discussion of our results of operations in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 17 “Revenue by Market” to the Company’s consolidated condensed financial statements included herein.

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

IntriCon has a suite of medical coils and micro coils technology that it offers to various OEM customers. These products are currently used in surgical navigation markets, such as interventional pulmonology and electrophysiology. On May 18, 2020 IntriCon acquired privately held Emerald Medical Services Pte Ltd. (EMS). EMS, based in Singapore, provides joint engineering and manufacturing services for complex medical devices, including catheters covering a range of applications for cardiology, peripheral vascular, neurology, radiology and pulmonology. EMS’s production capability consists of design, development, manufacturing, testing and non-sterile packaging services. The acquisition expands IntriCon’s medical coil and micro-miniature medical device engineering and manufacturing capabilities in surgical navigation and accelerates diversification into potential new end-markets.

IntriCon manufactures bubble sensors and flow restrictors that monitor and control the flow of fluid in an intravenous infusion system as well as a family of safety needle products for an OEM customer that utilizes IntriCon’s insert and straight molding capabilities. These products are assembled using full automation, including built-in quality checks within the production lines.

The Company is committed to increasing investments to support its medical business development efforts. In early 2019, the Company hired a vice president of medical business development, and in connection with the EMS acquisition, has engaged a corporate development consultant aimed to leverage our core competencies and diversify our medical revenue base. The Company believes it has significant opportunities to serve the emerging home care markets through its already developed core competencies and capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Hearing Healthcare Market

In the United States alone, there are approximately 40 million adults that report some degree of hearing loss. In adults, the most common cause of hearing loss is aging and noise. In fact, by the age of 65, one out of three people have hearing loss. The hearing-impaired population is expected to grow significantly over the next decade due to an aging population and more frequent exposure to loud sounds that can cause noise-induced hearing loss. It is estimated that hearing aids can help more than 90 percent of people with hearing loss, however the current market penetration into the U.S. hearing-impaired population is approximately 20 percent, a percentage that has remained essentially unchanged for the last four decades. The primary deterrents to greater penetration are cost and access. Along with this, the legacy hearing aid distribution channel is an oligopoly of six large hearing aid manufacturers who utilize brick-and-mortar and licensed audiologists to sell devices while controlling the channel dynamics. As a result, the average cost of a hearing aid sold in the US market today is over $2,400 per device, more than double the cost from fifteen years ago. Approximately 70 percent of the hearing-impaired have hearing loss in both ears (referred to as a binaural loss), driving the total cost to almost $5,000 on average for a set of hearing aids.

Today in the US market, the legacy channel pushes all hearing-impaired through the same inefficient, costly channel. However, a very large portion of the hearing-impaired market – mostly notably those with mild to moderate losses – could be properly served with the proper combination of high quality, outcome-based devices, advanced fitting software and consumer services/care best practices – all at much lower cost. We believe fundamental change is needed and are excited about the opportunity that we created through thoughtful hard work and planning: a chance to deliver superior outcomes-based affordable hearing healthcare, by combining state-of-the-art devices and software technology, along with best practices customer service and at a much lower cost directly to consumers across the country, many of whom have not been able to afford care previously.

We believe several factors have come together over the last few years to enable the emergence of a market disruptive, high-quality, low cost distribution model. These factors include the continued consolidation of retail (causing escalating hearing aid prices), consumer outcry, consumer education, advancements in technology (such as behind-the-ear devices, advanced digital signal processing, low-power wireless, and self-fitting software) as well as regulatory actions and pronouncements by the U.S. Food and Drug Administration (FDA), the President’s Council of Advisors on Science and Technology and the National Academies of Science, Engineering and Medicine.

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

Value-Based Hearing Healthcare

The Company believes the value-based hearing healthcare (VBHH) market offers significant growth opportunities. In contrast to the legacy channel dynamics, the VBHH market channel is flexible and able to serve the end consumer through a variety of modalities which may include self-fitting, remote programing and adjustments, customer support call centers and brick-and-mortar stores. The average price of a hearing aid sold through this channel is less than twenty-five percent of the average $2,400 device price typically sold through the legacy channel. In 2018, the Company commissioned an ethnographic research study, which identified a $3+ billion annual VBHH market opportunity. To best approach this market opportunity, the Company has sharpened its Indirect-to-end-Consumer (ITEC) focus to identify potential high-profile partners that value its ability to deliver superior hearing aids, self-fitting software and customer care to the U.S. market. Moreover, the Company has refocused its Direct-to-End-Consumer (DTEC) efforts towards supporting product development and as a testing platform. Over the past decade we have invested in the manufacturing footprint, product technology and fitting software to provide individuals access to affordable, quality outcomes-based hearing healthcare.

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

In January 2019, the Company purchased the source code for the Sentibo Smart Brain self-fitting software from Soundperience, positioning the Company to capitalize on the pending over-the-counter (OTC) hearing aid regulation. Sentibo Smart Brain self-fitting software is designed to improve both channel productivity and the quality of first-time fittings, resulting in lower prices, greater access and increased customer satisfaction. This software is being used in the German market today, most notably through Signison, the Company’s joint venture with the owner of Soundperience.

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

Professional Audio Communications

IntriCon entered the high-quality audio communication device market in 2001, and now has a line of miniature, professional audio headset products used by customers focused on emergency response needs. The line includes several communication devices that are extremely portable and perform well in noisy and/or hazardous environments. These products are well suited for applications in the fire, law enforcement, safety, aviation and military markets. In addition, the Company has a line of miniature ear- and head-worn devices used by performers and support staff in the music and stage performance markets.

Core Technologies Overview

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

Microminiaturization

IntriCon excels at miniaturizing miniature interventional, implantable and body-worn medical devices. We began honing our microminiaturization skills over 30 years ago, supplying components to the hearing health industry. Our core miniaturization technology allows us to make devices for our markets that are one cubic inch and smaller. We also are specialists in devices that run on very low power, as evidenced by our ULP wireless and DSP. Less power means a smaller battery, which enables us to reduce size even further, and develop devices that fit into the palm of one’s hand.

Miniature Transducers

IntriCon’s advanced transducer technology has been pushing the limits of size and performance for over a decade. Included in our transducer line is a suite of medical coils and micro coils technology that are currently used in surgical navigation markets, such as interventional pulmonology and electrophysiology. The recent EMS acquisition expands IntriCon’s medical coil and micro-miniature medical device engineering and manufacturing capabilities in surgical navigation and accelerates diversification into potential new end markets.

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

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, or that include forward-looking terminology such as “may”, “will”, “believe”, “anticipate”, “expect”, “should”, “optimistic” “continue”, “estimate”, “intend”, “plan”, “would”, “could”, “guidance”, “potential”, “opportunity”, “project”, “forecast”, “confident”, “projections”, “schedule”, “designed”, “future”, “discussion”, “if” or the negative thereof or other variations thereof, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Company’s Consolidated Condensed Financial Statements” such as estimates of future results, the expected results and impacts of the Emerald acquisition, statements regarding the estimated costs and expenses of the restructuring and estimated annual expense savings, net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future level of funding of employee benefit plans, the adequacy of insurance coverage and the impact of new accounting pronouncements and litigation. Forward-looking statements also include, without limitation, statements as to the Company’s expected future results of operations and growth, strategic alliances and their benefits, government regulation, potential increases in demand for the Company’s products, the Company’s ability to meet working capital requirements, the Company’s business strategy, the expected increases in operating efficiencies, anticipated trends in the Company’s markets, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of litigation and the amount of insurance coverage,  and statements as to trends or the Company’s or management’s beliefs, expectations and opinions.

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

▪	the adverse economic conditions associated with the COVID-19 global health pandemic and the associated financial crisis;

▪

stay-at-home and other orders, which could cause material delays and cancellations of elective procedures, curtailed or delayed spending by customers and result in disruptions to our supply chain, closure of our facilities, delays in product launches or diversion of management and other resources to respond to the COVID-19 pandemic;

▪	the impact of global and regional economic and credit market conditions on healthcare spending;

▪	the risk that the COVID-19 pandemic disrupts local economies and causes economies to enter prolonged recessions;

▪	our ability to identify, complete and integrate acquisitions, including integrating our acquisition of Emerald Medical Services, and any unknown liabilities of Emerald Medical Services that may arise;

▪	our ability to successfully implement our business and growth strategy, including our restructuring strategy;

▪	the volume and timing of orders received by the Company, particularly from Medtronic;

▪	changes in estimated future cash flows;

▪	our ability to collect our accounts receivable;

▪	foreign currency movements in markets that we serve;

▪	changes in the global economy and financial markets;

▪	weakening demand for our products due to general economic conditions;

▪	changes in the mix of products sold;

▪	our ability to meet demand;

▪	changes in customer requirements;

▪	FDA approval, timely release and acceptance of our products and the products of our customers;

▪	competitive pricing pressures;

▪	pending and potential future litigation;

▪	cost and availability of electronic components and commodities for our products;

▪	our ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;

▪	the loss of one or more of our major customers;

▪	effects of legislation and regulation, including the timing and terms of the final OTC regulations;

▪	effects of foreign operations;

▪	our ability to develop new products;

▪	our ability to recruit and retain engineering and technical personnel;

▪	the costs and risks associated with research and development investments;

▪	our ability and the ability of our customers to protect intellectual property;

▪	cybersecurity threats;

▪	loss of members of our senior management team; and

▪	other risk factors set forth in our most recent Annual Report on Form 10-K or any prior Quarterly Report on Form 10-Q, which are incorporated by reference into this Report.

For a description of these and other risks, see Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 8, 2020, and other risks described elsewhere in this Quarterly Report on Form 10-Q, or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Critical Accounting Policies

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make certain assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates particularly as it relates to estimates reliant on forecasts and other assumptions impacted by the COVID-19 pandemic.

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company’s revenue recognition, inventory valuation, goodwill, and certain long-lived assets. These and other significant accounting policies are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Strategic Restructuring Plan

As previously announced, on May 15, 2020, the management of the Company committed the Company to, and began executing on, a strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas. The plan, which was supported by the Company’s Board of Directors, is expected to be completed by the end of the 2020 second quarter.

Following the Company’s decision last quarter to no longer pursue a direct-to-end-consumer approach to the hearing health market, we recently made the decision to transition our remaining direct-to-end-consumer operations at Hearing Help Express to solely support our partnership initiatives. In addition, while continued uncertainties remain from the COVID-19 pandemic, we are taking many significant steps to decrease our expenditure profile and current spending run-rate. The following are significant items included in our strategic restructuring plan:

●	We completed a global net workforce reduction of approximately 35 positions, including many of the previously furloughed positions, resulting in an annual cost savings of approximately $2.4 million
●

We changed our focus to seeking partners in the hearing health market, resulting in approximately $2.0 million reduction in Hearing Help Express consumer advertising expense in 2020 as compared to 2019

●

In connection with the strategic restructuring plan, we anticipate incurring a $1.2 million to $1.5 million restructuring charge during the second quarter ending June 30, 2020 related to one-time employee termination costs, asset impairment charges and other operations-related expenses.

Results of Operations

Revenue, net

Below is a summary of our revenue by main markets for the three months ended March 31, 2020 and 2019:

			Change
Three Months Ended March 31,	2020	2019	Dollars	Percent
Medical:
Diabetes	$13,530	$17,164	$(3,634)	-21.2%
Other Medical	2,828	3,629	(801)	-22.1%
Total	$16,358	$20,793	$(4,435)	-21.3%
Hearing Health:
Value Based DTEC	$1,173	$1,630	$(457)	-28.0%
Value Based ITEC	744	2,577	(1,833)	-71.1%
Legacy OEM	1,964	2,803	(839)	-29.9%
Total	$3,881	$7,010	$(3,129)	-44.6%
Professional Audio Communications	$1,264	$1,767	$(503)	-28.5%
Total Net Revenue	$21,503	$29,570	$(8,067)	-27.3%

For the three months ended March 31, 2020, we experienced a decrease of 21.2% in net revenue in the diabetes medical market compared to the same period in 2019 driven by the timing of certain international orders filtering through various local regulatory requirements as well as a delay in orders due to uncertainty surrounding the COVID-19 pandemic. Although we cannot predict the specific extent or duration of the impact of COVID-19 on our financial and operating results, we anticipate a notable reduction to inventory levels for our largest customer in the second quarter and the potential for future impact on various product lines in our medical diabetes market. We continue to closely monitor revenue, particularly in states that have implemented more restrictive stay-at-home executive orders or recommendations.  We have proactively communicated with customers to understand their needs and forecast the financial implications from these conversations.

All other medical net revenue for the three months ended March 31, 2020 decreased 22.1% compared to the same period in 2019. The decrease was driven by a one-time revenue adjustment, partially offset by medical coil demand. During the quarter ended March 31, 2020, we recorded a cumulative adjustment of $1.2 million to reduce revenue within our other medical market to correct an error related to prior periods as a result of our determination that a portion of our sales being recognized over time needed to be recognized at a point in time. The adjustment included a reduction of the related cost of goods sold of $0.8 million and related impacts to reduce the contract asset and an increase to inventory. The adjustment was not material to our Consolidated Financial Statements for any quarterly or annual period.

Net revenue in our hearing health value based direct-to-end-consumer (DTEC) business for the three months ended March 31, 2020 decreased 28% compared to the same period in 2019 due to reductions in advertising spend in an effort to control costs.

Net revenue in our hearing health value based indirect-to-end-consumer (ITEC) business for the three months ended March 31, 2020 decreased 71.1% compared to the same period in 2019. The revenue decline was largely attributed to the absence of hiHealthInnovations revenue in 2020.

Net revenue in our hearing health legacy OEM business for the three months ended March 31, 2020 decreased 29.9% compared to the same period in 2019 due to sales mix and decreased demand, due in part to the impact of COVID-19.

As it relates to our overall Hearing Health business, we believe that the FDA could be delayed in promulgating regulations regarding OTC hearing aids due to COVID-19 priorities at the FDA, which delay will likely have an adverse impact on hearing health markets over the course of 2020.

Net revenue to the professional audio device sector decreased 28.5% for the three months ended March 31, 2020 compared to the same period in 2019 due to order delays as a result of COVID-19. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross profit

Gross profit, both in dollars and as a percent of revenue, for the three months ended March 31, 2020 and 2019, was as follows:

	2020		2019		Change
		Percent		Percent
Three Months Ended March 31,	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Gross Profit	$4,572	21.3%	$8,558	28.9%	$(3,986)	-46.6%

Gross profit for  the quarter ended March 31, 2020 decreased over the comparable prior year period primarily due to lower revenues, changes in product mix, excess capacity related to the recent manufacturing expansion to meet the higher volume requirements of our existing and future customers as well as inefficiencies and excess capacity due to COVID-19.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three months ended March 31, 2020 and 2019 were as follows:

	2020		2019		Change
		Percent		Percent
Three Months Ended March 31,	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and Marketing	$1,993	9.3%	$3,389	11.5%	$(1,396)	-41.2%
General and Administrative	3,416	15.9%	3,186	10.8%	230	7.2%
Research and Development	1,201	5.6%	965	3.3%	236	24.5%

Sales and marketing expense for the three months ended March 31, 2020 decreased compared to the same period in 2019. The decrease was due to lower DTEC marketing, support costs, wages and bad debt expenses.

General and administrative expenses were greater than the prior year periods primarily due to increased other outside services, support costs, non-cash stock compensation and severance expense.

Research and development increased over the prior year periods due to increases in outside service and support costs as well as continued production efforts related to our self-fitting software enhancements.

Interest income, net

Interest income, net for the three months ended March 31, 2020 was $184 compared to $215 for the comparable three  month period in 2019 due to an overall reduction in our investment balance. The investment balance has decreased as we have deposited proceeds of maturing securities into a money market account in order to maintain liquidity until the impacts of COVID-19 become more certain.

Other expense, net

Other expense, net for the three months ended March 31, 2020 was $107 compared to $134 for the same period in 2019.

Income tax expense

Income tax expense for the three months ended March 31, 2020 was $18 compared to $131 for the same period in 2019. The change in income tax expense relates to a reduction of foreign income taxes paid in the current period.

Liquidity and Capital Resources

During the COVID-19 pandemic, we continue to maintain adequate liquidity to operate our businesses. As of March 31, 2020, we had $15,177 of cash on hand as well as $16,889 of short-term investment securities maturing within the next twelve months. Sources of our cash for the three months ended March 31, 2020 have been from our investing activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Three Months Ended
	March 31, 2020	March 31, 2019
Cash provided by (used in) continuing operations:
Operating activities	$(1,239)	$712
Investing activities	8,005	4,871
Financing activities	(158)	(179)
Effect of exchange rate changes on cash	20	32
Net increase in cash from continuing operations	6,628	5,436
Cash provided by (used in) discontinued operations, net	3	(293)
Net increase in cash	$6,631	$5,143

The most significant items that contributed to the $1,239 of cash used in operating activities were increases in inventory primarily related to order delays due to the uncertainty surrounding COVID-19. The increase in inventory was partially offset by add backs for non-cash depreciation and amortization, stock-based compensation and increases to accounts receivable and other assets.

Net cash provided by investing activities of $8,005 primarily consisted of proceeds from maturing investment securities partially offset by purchases of machinery and equipment. We have temporarily ceased reinvestments of maturing investment securities in order to maintain liquidity until the impacts of COVID-19 become more certain. The purchase of machinery and equipment primarily relates to automation equipment purchased in relation to the supply agreement with our largest customer.

Net cash used in financing activities of ($158) was comprised primarily from the withholding of shares from vesting RSU awards to pay withholding taxes and the payment of financing leases partially offset by cash received from the exercise of stock options and employee stock purchase plan shares.

The Company had the following bank arrangements:

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with CIBC Bank USA. The credit facility, as amended through the date of this filing, 2020, provides for a $12,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve. The credit facility matures on December 15, 2022.

On May 13, 2020, the Company and its domestic subsidiaries entered into a Fourteenth Amendment to Loan and Security Agreement and Waiver (the “Fourteenth Amendment”) with CIBC Bank USA. The Fourteenth Amendment, among other things:

●	Increased the Company’s revolving loan borrowing capacity to $12.0 million from its then current capacity of $7.0 million;

●	Added provisions addressing interest rates following the unavailability of the London Interbank Offered Rate or LIBOR;

●	Waived a default in the fixed charge coverage ratio covenant as of March 31, 2020;

●	Eliminated the funded debt to EBITDA ratio and fixed charge coverage ratio for the quarter ending June 30, 2020;

●

Added a financial covenant requiring that at all times until September 30, 2020, the borrowers maintain at least $15.0 million of liquidity, calculated as the sum of (a) cash on hand, plus (b) cash equivalent investments, plus (c) available borrowing capacity under the revolving credit facility.

After giving effect to the waiver in the Fourteenth Amendment, the Company was in compliance with all applicable covenants under the credit facility as of March 31, 2020.

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

As of March 31, 2020, and December 31, 2019, the Company had a total borrowing capacity of $9,446 and $9,589, respectively, with no borrowings outstanding at each reporting period.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4.  Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2020 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

In addition to the foregoing and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019 and in our Current Reports on Form 8-K filed with the Securities and Exchange Commission on May 8, 2020 and on May 20, 2020, with the following risk factor, which could materially affect the Company’s business, financial condition or future results.  The risks described in our Annual Report on Form 10-K, our Current Reports on Form 8-K and below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Company’s business, financial condition and results of operations for fiscal year 2020 and beyond could be materially adversely affected by the ongoing COVID-19 (coronavirus) outbreak.

The outbreak of the novel COVID-19 (coronavirus) has evolved into a global pandemic. COVID-19 has spread to many regions of the world, including North America, Asia and Europe. The full extent to which COVID-19 impacts our business, operating results and financial condition will depend on future developments that are highly uncertain, cannot be accurately predicted and may be beyond our control. Uncertain factors relating to COVID-19 include the duration of the outbreak, the severity of the virus, and the actions, or perception of actions that may be taken, to contain or treat its impact, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.

We cannot predict the duration or scope of the pandemic, actions that may be taken by governments and businesses in response to the pandemic, or the impacts of the pandemic on healthcare systems. These impacts and associated responses of the COVID-19 pandemic could materially adversely impact our business, financial condition and results of operations in a number of ways, including but not limited to:

●

Temporary shutdown of our facilities in Minnesota, Singapore and Indonesia as a result of employee illness or government restrictions, disruptions or restrictions on the ability to ship our products to our customers as well as disruptions that may affect our customers and suppliers;

●

Reduced revenues as a result of disruptions in our operations or in demand by our customers, including our major customers. For example, our revenues in the first quarter of 2020 declined, in part due to delays in orders from our clients as a result of the uncertainty surrounding the COVID-19 pandemic;

●

Our suppliers may not have the materials, capacity, or capability to supply us according to our schedule and specifications. If our suppliers’ operations are impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers;

●

Reduced cash flow from our operations due to reductions in revenues or collections from our customers and increases in operating costs related to actions taken in response to the pandemic. For example, we have experienced higher operating costs associated with newly added health screenings, temperature checks and enhanced cleaning and sanitation protocols to protect our employees, which we expect could continue or could increase in these or other areas;

●	Reduced revenues or earnings may require us to perform impairment assessments of our long-lived assets, goodwill and other assets and result in charges to earnings;

●	Reduced business productivity due to inefficiencies in employees working from home or increasing physical distancing and other pandemic response protocols in our production facilities;

●

Diminished ability, or inability, to complete clinical trials and other activities required to achieve regulatory clearing for our products under development due to lack of access to healthcare facilities, healthcare providers and patients. For example, we have postponed our anticipated “self-fitting software” clinical trial until such time as we can ensure the health and safely of trial participants; this delay could adversely affect our hearing health business;

●

Increased susceptibility to the risk of information technology security breaches and other disruptions due to increased volumes of remote access to our information systems from our employees working at home;

●	National or global economic recessions, including those brought on by the COVID-19 outbreak, which may have a negative effect on the demand for our products and our operating results;

●

Potential delays in the over-the-counter hearing aid regulations required to be promulgated by the U.S. Food and Drug Administration due to COVID-19 priorities, which delay will likely have an adverse impact on our hearing health business over the course of 2020 and beyond;

●	Diminished ability to retain personnel over concerns about workplace exposure to COVID-19, or to hire and effectively train new personnel, due to physical distancing protocols; and

●	Increased volatility in our stock price due to financial market instability.

The duration of the disruptions to our customers and to our supply chain, and related financial impact to us, cannot be estimated at this time. If such disruptions continue for an extended period of time, the impact could have a material adverse effect on our business, results of operations and financial condition.

These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risk factors included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. The ultimate impact depends on the severity and duration of the current COVID-19 pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict. Any of these disruptions could materially adversely impact our business, financial condition and results of operations.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3.  Defaults upon Senior Securities

None.

ITEM 4.  Mine Safety Disclosures.

Not applicable.

ITEM 5.  Other Information

Not applicable.

ITEM 6.  Exhibits

(a)	Exhibits

2.1

Share Purchase Agreement dated May 18, 2020 among IntriCon Pte. Ltd. (“Buyer”), a wholly-owned subsidiary of the Company, Emerald Medical Services Pte., Ltd., a Singapore company (“Emerald”), and the owners of Emerald (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2020).

3.1	Amended and Restated Bylaws dated as of March 27, 2020 (incorporated by reference to the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 31, 2020).

10.1

Fourteenth Amendment to Loan and Security Agreement and Waiver among the Company, IntriCon, Inc., Hearing Help Express, Inc., and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated as of May 13, 2020 (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2020).

10.2

Amended and Restated Revolving Note from the Company, IntriCon, Inc. and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated May 13, 2020. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2020).

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

101*

The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited) as of March 31, 2020 and December 31, 2019; (ii) Consolidated Condensed Statements of Operations (Unaudited) for the three months ended March 31, 2020, and 2019; (iii) Consolidated Condensed Statements of Comprehensive (Loss) Income (Unaudited) for the three months Ended March 31, 2020, and 2019; (iv) Consolidated Condensed Statements of Equity (Unaudited) for the three months ended March 31, 2020, and 2019; (v) Consolidated Condensed Statements of Cash Flows (Unaudited) for the three months ended March 31, 2020, and 2019; and (vi) Notes to Consolidated Condensed Financial Statements (Unaudited)*

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION
(Registrant)

Date: May 22, 2020	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer
(principal executive officer)

Date: May 22, 2020	By:	/s/ Scott Longval
Scott Longval
Executive Vice President, Chief Operating Officer, and Chief Financial Officer
(principal financial officer)