Form 10-Q
period 2020-06-30
INTRICON CORP
filed 2020-08-10
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

N/A

______________________________________________________

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on July 31, 2020 was 8,933,784.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

(unaudited)	June 30,	December 31,
	2020	2019
Current assets:
Cash and cash equivalents	$7,056	$8,523
Restricted cash	629	639
Short-term investment securities	19,921	23,451
Accounts receivable, less allowance for doubtful accounts of $598 at June 30, 2020 and $325 at December 31, 2019	10,447	8,993
Inventories	21,034	16,377
Contract assets	8,111	10,237
Other current assets	1,587	1,975
Current assets of discontinued operations	-	80
Total current assets	68,785	70,275

Machinery and equipment	44,646	41,073
Less: Accumulated depreciation	30,215	27,522
Net machinery and equipment	14,431	13,551

Goodwill	13,592	9,551
Intangible assets	11,779	5,545
Operating lease right-of-use assets, net	3,421	4,372
Investment in partnerships	695	1,160
Long-term investment securities	3,023	8,629
Other assets, net	326	510
Total assets	$116,052	$113,593

Current liabilities:
Current financing leases	$53	$101
Current operating leases	1,483	1,729
Accounts payable	9,469	9,876
Accrued salaries, wages and commissions	3,757	2,274
Other accrued liabilities	4,680	2,869
Liabilities of discontinued operations	-	77
Total current liabilities	19,442	16,926

Noncurrent financing leases	5	30
Noncurrent operating leases	2,148	2,937
Other postretirement benefit obligations	360	382
Accrued pension liabilities	655	655
Deferred tax liabilities, net	1,124	-
Other long-term liabilities	3,888	2,171
Total liabilities	27,622	23,101
Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 8,934 and 8,781 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	8,934	8,781
Additional paid-in capital	88,772	86,770
Accumulated deficit	(8,546)	(4,286)
Accumulated other comprehensive loss	(484)	(520)
Total shareholders' equity	88,676	90,745
Non-controlling interest	(246)	(253)
Total equity	88,430	90,492
Total liabilities and equity	$116,052	$113,593

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
(unaudited)	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019

Revenue, net	$23,602	$29,336	$45,105	$58,906
Cost of goods sold	16,996	21,121	33,927	42,133
Gross profit	6,606	8,215	11,178	16,773

Operating expenses:
Sales and marketing	1,680	3,072	3,673	6,461
General and administrative	4,603	3,650	8,019	6,836
Research and development	1,209	1,097	2,410	2,062
Restructuring charges	1,171	-	1,171	-
Impairment loss	-	3,765	-	3,765
Acquisition costs	493	-	493	-
Total operating expenses	9,156	11,584	15,766	19,124
Operating loss	(2,550)	(3,369)	(4,588)	(2,351)

Interest income, net	97	248	281	463
Other income (expense), net	208	(272)	101	(406)
Loss from continuing operations before income taxes and discontinued operations	(2,245)	(3,393)	(4,206)	(2,294)
Income tax expense	29	116	47	247
Loss from continuing operations before discontinued operations	(2,274)	(3,509)	(4,253)	(2,541)
Loss on disposal of discontinued operations (Note 5)	-	(1,116)	-	(1,116)
Loss from discontinued operations (Note 5)	-	(405)	-	(597)
Net loss	(2,274)	(5,030)	(4,253)	(4,254)
Less: Income allocated to non-controlling interest	7	-	7	-
Net loss attributable to IntriCon shareholders	$(2,281)	$(5,030)	$(4,260)	$(4,254)

Basic loss per share attributable to IntriCon shareholders:
Continuing operations	$(0.26)	$(0.40)	$(0.48)	$(0.29)
Discontinued operations	-	(0.17)	-	(0.20)
Net loss per share:	$(0.26)	$(0.57)	$(0.48)	$(0.49)

Diluted loss per share attributable to IntriCon shareholders:
Continuing operations	$(0.26)	$(0.40)	$(0.48)	$(0.29)
Discontinued operations	-	(0.17)	-	(0.20)
Net loss per share:	$(0.26)	$(0.57)	$(0.48)	$(0.49)

Average shares outstanding:
Basic	8,881	8,743	8,847	8,724
Diluted	8,881	8,743	8,847	8,724
(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Comprehensive (Loss) Income
(In Thousands)

	Three Months Ended		Six Months Ended
(unaudited)	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Net loss	$(2,274)	$(5,030)	$(4,253)	$(4,254)
Realized foreign currency translation loss from discontinued operations previously unrealized, net of taxes of $0	-	280	-	280
Unrealized foreign currency translation adjustment from continuing operations, net of taxes of $0	13	(26)	26	(19)
Investment in partnerships, net of taxes of $0	-	-	-	118
Pension and postretirement obligations, net of taxes of $0	5	5	10	10
Comprehensive loss	$(2,256)	$(4,771)	$(4,217)	$(3,865)
(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)
	Six Months Ended
(unaudited)	June 30,	June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(4,253)	$(4,254)
Loss from discontinued operations	-	1,713
Loss from continuing operations	(4,253)	(2,541)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	2,053	1,628
Equity in loss of partnerships	71	138
Stock-based compensation	1,712	866
Change in allowance for doubtful accounts	273	(499)
Loss on disposal of assets	173	-
Impairment loss	-	3,765
Changes in operating assets and liabilities:
Accounts receivable	(260)	1,884
Inventories	(3,151)	(262)
Contract assets	2,126	(1,492)
Other assets	161	798
Accounts payable	(1,366)	(1,166)
Accrued expenses	1,912	(895)
Other liabilities	(959)	(49)
Net cash (used in) provided by operating activities of continuing operations	(1,508)	2,175
Net cash provided by (used in) operating activities of discontinued operations	3	(96)
Net cash (used in) provided by operating activities	(1,505)	2,079

Cash flows from investing activities:
Purchases of machinery and equipment	(1,952)	(2,359)
Payments for acquisition of a business	(7,128)	-
Payments for acquisition of other assets	(141)	(667)
Purchase of investment securities	(6,159)	(36,688)
Proceeds from sale of investment securities	-	38,015
Proceeds from maturities of investment securities	15,250	1,750
Investment in partnerships	391	(247)
Net cash provided by (used in) investing activities of continuing operations	261	(196)
Net cash used in investing activities of discontinued operations	-	(16)
Net cash provided by (used in) investing activities	261	(212)

Cash flows from financing activities:
Payment of financing leases	(57)	(54)
Exercise of stock options and employee stock purchase plan shares	107	189
Withholding of common stock upon vesting of restricted stock units	(246)	(235)
Net cash used in financing activities	(196)	(100)

Effect of exchange rate changes on cash	(37)	(13)

Net (decrease) increase in cash	(1,477)	1,754
Cash, cash equivalents and restricted cash, beginning of period	9,162	8,047

Cash, cash equivalents and restricted cash, end of period	$7,685	$9,801

Non-cash investing and financing:
Acquisition of machinery and equipment in accounts payable	$213	$297
Acquisition of a business through liabilities incurred	3,705	-
Acquisition of a business through issuance of common stock	982	-
Fitting software other asset through liabilities incurred and exchange of investment in partnership	-	3,093
(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Equity
(In Thousands)

	Shareholders' Equity, Three and Six Months Ended June 30, 2020 (Unaudited)
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balance December 31, 2019	8,781	$8,781	$86,770	$(4,286)	$(520)	$(253)	$90,492
Exercise of stock options, net	11	11	4	-	-	-	15
Withholding of common stock upon vesting of restricted stock units	22	22	(220)	-	-	-	(198)
Shares issued under the employee stock purchase plan	5	5	48	-	-	-	53
Stock-based compensation	-	-	376	-	-	-	376
Net loss	-	-	-	(1,979)	-	-	(1,979)
Comprehensive income	-	-	-	-	18	-	18
Balance March 31, 2020	8,819	$8,819	$86,978	$(6,265)	$(502)	$(253)	$88,777
Exercise of stock options, net	18	18	(18)	-	-	-	-
Withholding of common stock upon vesting of restricted stock units	14	14	(62)	-	-	-	(48)
Shares issued under the employee stock purchase plan	3	3	36	-	-	-	39
Acquisition of Emerald Medical Services	80	80	902	-	-	-	982
Stock-based compensation	-	-	936	-	-	-	936
Net (loss) income	-	-	-	(2,281)	-	7	(2,274)
Comprehensive income	-	-	-	-	18	-	18
Balance June 30, 2020	8,934	$8,934	$88,772	$(8,546)	$(484)	$(246)	$88,430

	Shareholders' Equity, Three and Six Months Ended June 30, 2019 (Unaudited)
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balance December 31, 2018	8,664	$8,664	$84,999	$(509)	$(927)	$(253)	$91,974
Exercise of stock options, net	27	27	(9)	-	-	-	18
Withholding of common stock upon vesting of restricted stock units	20	20	(255)	-	-	-	(235)
Shares issued under the employee stock purchase plan	3	3	67	-	-	-	70
Stock-based compensation	-	-	329	-	-	-	329
Net income	-	-	-	775	-	-	775
Comprehensive income	-	-	-	-	130	-	130
Balance March 31, 2019	8,714	$8,714	$85,131	$266	$(797)	$(253)	$93,061
Exercise of stock options, net	29	29	22	-	-	-	51
Withholding of common stock upon vesting of restricted stock units	6	6	(6)	-	-	-	-
Shares issued under the employee stock purchase plan	2	2	48	-	-	-	50
Stock-based compensation	3	3	534	-	-	-	537
Net loss	-	-	-	(5,030)	-	-	(5,030)
Comprehensive income	-	-	-	-	259	-	259
Balance June 30, 2019	8,754	$8,754	$85,729	$(4,764)	$(538)	$(253)	$88,928
(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1. General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly IntriCon Corporation's (“IntriCon” or the “Company”) consolidated condensed financial position as of June 30, 2020 and December 31, 2019, the consolidated condensed results of its operations and statements of equity for the three and six months ended June 30, 2020 and 2019, and the consolidated statements of cash flows for the six months ended June 30, 2020 and 2019. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period. The preparation of consolidated condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates particularly as it relates to estimates reliant on forecasts and other assumptions impacted by the COVID-19 pandemic.

In March 2020, the World Health Organization categorized COVID-19 (coronavirus) as a pandemic and the President of the United States declared the outbreak a national emergency. The Company considered the impacts of the COVID-19 pandemic on the assumptions and estimates used, including reviewing our long-lived assets for impairment, and determined that for the three and six months ended June 30, 2020, the COVID-19 pandemic did not have a material adverse impact. These consolidated condensed financial statements should be read in conjunction with the consolidated financial statements and the notes thereto included in our 2019 Annual Report on Form 10-K filed with the SEC.

On June 25, 2019, the Company’s officers, pursuant to delegated authority from the board, approved plans to discontinue the operations of its United Kingdom (UK) subsidiary within our body worn device segment. For all periods presented, the Company classified this business as discontinued operations, and accordingly, has reclassified historical financial data presented herein. See Note 5.

On May 18, 2020, IntriCon Pte. Ltd. (“Buyer”), a wholly-owned subsidiary of the Company, acquired all of the outstanding shares of Emerald Medical Services Pte., Ltd., a Singapore company (“Emerald”), pursuant to a Share Purchase Agreement dated the same date among Buyer, Emerald and the direct and indirect owners of Emerald. Emerald, based in Singapore, is a provider of joint development medical device manufacturing services for complex catheter applications. See Note 3.

On May 20, 2020, the Company announced a strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas. The plan, which was approved by the Company’s Board of Directors, was completed as of June 30, 2020. See Note 4.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Due to the acquisition of Emerald, we have updated our accounting policies to include business combinations and contingent consideration liabilities. We record acquisitions in accordance with ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. The application of ASC 805, Business Combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between goodwill and assets that are depreciated and amortized. Our estimates are based on historical experience, information obtained from the management of the acquired companies and, when appropriate, include assistance from independent third-party appraisal firms. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events or circumstances may occur which may affect the accuracy or validity of such estimates.

Contingent consideration liabilities depend on certain future events and are measured at fair value based on various level 3 inputs and assumptions including forecasts, probabilities of payment and discount rates. Amounts are classified as current if expected to be paid within the next twelve months. The liability for contingent consideration is subject to fair value adjustments each reporting period that will be recognized through the statement of operations. See Note 3 for additional detail on the accounting for the Emerald Acquisition.

Reclassification

The Company changed the classification of certain other assets, net to intangible assets on the Consolidated Condensed Balance Sheet for the period ended June 30, 2020. To conform with the current period presentation, amounts previously reported as other assets, net, of $5,545 as of December 31, 2019, have been reclassified to intangible assets to conform with the current period presentation. Refer to Note 11 for additional details.

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

3. Acquisitions

Acquisition of Emerald Medical Services and Emerald Extrusion Services

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

In addition, Emerald has a 54% ownership interest in Emerald Extrusion Services LLC. (“EES), based in California. Based on this controlling financial interest, the Company has consolidated this entity based on the voting interest model under ASC 810, Consolidation.

On May 21, 2020, the Securities and Exchange Commission announced that it has adopted amendments to the financial disclosure requirements in Regulation S-X for acquisitions and dispositions of businesses. This guidance reduces the burden on companies by making more meaningful determinations on the significance of an acquired or disposed business by updating the significance test, among other things. As permitted, IntriCon has early adopted this guidance and applied the updates in performing the significance test for the Emerald acquisition. Based on the updated guidance, Emerald is not deemed significant to our consolidated financial statements and therefor, historic and pro forma financial statements are not required to be disclosed.

The total purchase price of $11,815 consisted of a cash payment paid at closing of $7,128, subject to a post-closing working capital adjustment of $291, the issuance of 80 thousand shares of the Company’s common stock valued at $982 issued at closing, which shares will be held in an escrow account for a period of 18 months to resolve any post-closing claims by the Buyer, as well as a liability for contingent consideration of $3,414. The liability for contingent consideration consists of a cash payment of $500 payable in the event that regulatory approval in Japan is obtained for a particular product within twelve months of closing, an earn-out payment of between $333 and $1,000 if Emerald has net revenues ranging from $9.0 million to $11.0 million during the first year after closing, and additional earn-out payments equal to 28% of net revenues arising from the sale of certain products or to certain customers for each of the first three years after closing. The liability for contingent consideration is a fair value measurement based on various level 3 inputs and assumptions including forecasts, probabilities of payment and discount rates. The liability for contingent consideration is subject to fair value adjustments each reporting period that will be recognized through the statement of operations.

In connection with the acquisition, the Company recorded acquisition costs of $493 for the three months ended June 30, 2020 related to legal, professional fees and other miscellaneous costs. These costs are recorded within acquisition costs within the consolidated condensed statements of operations.

Our consolidated condensed statements of operations for the three and six months ended June 30, 2020 include revenues of $1,146 and net income of $48, attributable to the acquirees for the period from May 19 through June 30, 2020.

We accounted for the acquisition in accordance with ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair value on the acquisition date. We have up to one year from the acquisition date to finalize the purchase price allocation. As such, these estimates may change which would likely result in an increase or decrease in goodwill. A preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed is included in the table below. A preliminary intangible asset of $6,400 was recorded as a part of purchase accounting related to the value of identifiable customer relationships acquired. These intangibles are being amortized over an 8 year useful life. A preliminary net deferred tax liability of $1,055 was established on the acquisition date related to book-tax differences from the amortization of the intangibles as well as certain other purchasing accounting adjustments. Preliminary goodwill of $4,041 was recorded, representing the benefits of increased operating scale and growth opportunities through currently unidentifiable customers. The goodwill balance is not amortizable for tax purposes.

The purchase price was allocated as follows:

Current assets	$3,104
Machinery and equipment	172
Intangible assets	6,400
Goodwill	4,041
Noncurrent assets	169
Current liabilities	(983)
Noncurrent liabilities	(1,088)
Total consideration paid	$11,815

4. Restructuring Charges

On May 20, 2020, the Company announced a strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas. The plan, which was approved by the Company’s Board of Directors, was completed as of June 30, 2020, and consisted primarily of transitioning our direct-to-end-consumer operations at Hearing Help Express to solely support partnership initiatives including the reduction of advertising expenses as well as global net workforce reductions. Total restructuring charges for the three and six months ended June 30, 2020 were $1,171, including $732 related to one-time employee termination benefits, $326 for lease modification costs at Hearing Help Express and $113 for losses on disposal of assets. As of June 30, 2020, outstanding restructuring liabilities included unpaid employee termination benefits of $586.

5. Discontinued Operations

On June 25, 2019, the Company’s officers, pursuant to delegated authority from the board, approved plans to discontinue the operations of its UK subsidiary within the body worn device segment. During the first quarter of 2020, the remaining assets and liabilities of the subsidiary were settled.

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

The total assets and liabilities of the UK subsidiary at December 31, 2019 were as follows:

December 31,
2019
Other current assets	$80
Other accrued liabilities	77
Net assets (liabilities)	$3

The loss on disposal of discontinued operations for the three and six months ended June 30, 2019 was computed as follows:

Cash and cash equivalents	$5
Accounts receivable, net	72
Write-down of inventory to realizable value	278
Write-down of property, plant and equipment to salvage value	298
Other assets and liabilities, net	71
Realized loss on foreign currency	280
Net assets disposed	1,004
Additional disposal costs, net	112
Loss on disposal of discontinued operations	$1,116

The following table shows the results of the UK subsidiary’s discontinued operations:

	Three Months Ended	Six Months Ended
	June 30, 2019	June 30, 2019
Revenue, net	$529	$1,068
Cost of goods sold	321	667
Gross profit	208	401
Sales and marketing	167	314
General and administrative	446	684
Total operating expenses	613	998
Loss from discontinued operations	$(405)	$(597)

6. Segment Reporting

The Company currently operates in two reportable segments: body-worn devices and hearing health direct-to-end-consumer (DTEC). The nature of distribution and services has been deemed separately identifiable. Therefore, segment reporting has been applied. The following table summarizes certain data from continuing operations by reportable segment:

For the Three Months Ended June 30, 2020	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$ 22,215	$ 1,387	$ 23,602
Loss from continuing operations before income taxes and discontinued operations	(1,351)	(894)	(2,245)
Depreciation and amortization	1,106	26	1,132
Capital expenditures	274	-	274

For the Six Months Ended June 30, 2020	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$ 42,545	$ 2,560	$ 45,105
Loss from continuing operations before income taxes and discontinued operations	(2,429)	(1,777)	(4,206)
Depreciation and amortization	2,001	52	2,053
Capital expenditures	1,952	-	1,952

For the Three Months Ended June 30, 2019	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$ 27,600	$ 1,736	$ 29,336
Income (loss) from continuing operations before income taxes and discontinued operations	1,775	(5,168)	(3,393)
Depreciation and amortization	772	46	818
Capital expenditures	1,343	62	1,405

For the Six Months Ended June 30, 2019	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$ 55,540	$ 3,366	$ 58,906
Income (loss) from continuing operations before income taxes and discontinued operations	4,356	(6,650)	(2,294)
Depreciation and amortization	1,498	130	1,628
Capital expenditures	2,277	82	2,359

The following table summarizes the identifiable assets (excluding goodwill) and goodwill by reportable segment as of the following dates:

	June 30,	December 31,
	2020	2019
Body Worn Devices:
Identifiable assets (excluding goodwill)	$ 100,547	$ 101,311
Goodwill	13,592	9,551
Hearing Health DTEC:
Identifiable assets (excluding goodwill)	1,913	2,651

7. Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	June 30,	December 31,
	2020	2019
United States	$13,053	$12,215
Singapore	1,323	1,263
Other	55	73
Consolidated	$14,431	$13,551

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

The geographical distribution of net revenue to geographical areas for the three and six months ended June 30, 2020 and 2019 were as follows:

	Three Months Ended		Six Months Ended
Net Revenue to Geographical Areas	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
United States	$17,228	$24,361	$35,016	$48,576
Europe	957	1,568	2,144	3,232
Asia	2,791	3,219	4,991	6,728
All other countries	2,625	188	2,953	370
Consolidated	$23,602	$29,336	$45,105	$58,906

Geographic net revenue is allocated based on the location of the customer.

For the three and six months ended June 30, 2020, and 2019, one customer accounted for 61% and 62%, and 61% and 60%, respectively, of the Company’s consolidated net revenue.

Two customers combined accounted for 63% and 51% of the Company’s consolidated accounts receivable at June 30, 2020 and December 31, 2019, respectively.

One customer accounted for 84% and 86% of the Company’s consolidated contract assets at June 30, 2020 and December 31, 2019, respectively.

8. Investment in Partnerships

Investment in partnerships consisted of the following:

	June 30,	December 31,
	2020	2019
Investment in Signison	$459	$852
Other	236	308
Total	$695	$1,160

The Company has a 50% ownership interest in Signison as of June 30, 2020. Signison is accounted for in the Company’s consolidated financial statements using the equity method.

9. Investment Securities

The Company invests in commercial paper, corporate notes and bonds with original maturities of less than two years. The Company classifies these investments as held to maturity based on our intent and ability to hold these investments until maturity. As a result, these investments are recorded at amortized cost, which approximates fair value, using level 1 inputs.

The maturity dates of our investments as of June 30, 2020 are as follows:
	Less than one year	1-5 years	Total
Commercial Paper Original Maturities of 91 Days or More	$2,494	$-	$2,494
Corporate Notes and Bonds	17,427	3,023	20,450
Total Investments	$19,921	$3,023	$22,944

The maturity dates of our investments as of December 31, 2019 are as follows:
	Less than one year	1-5 years	Total
Commercial Paper Original Maturities of 91 Days or More	$8,461	$-	$8,461
Corporate Notes and Bonds	14,990	8,629	23,619
Total Investments	$23,451	$8,629	$32,080

The Company also maintains excess funds within level 2 money market accounts included within cash and cash equivalents. Cash available in our money market accounts at June 30, 2020 and December 31, 2019 was $6,182 and $7,200, respectively.

10. Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
June 30, 2020
Domestic	$11,578	$1,650	$3,026	$16,254
Foreign	4,023	597	160	4,780
Total	$15,601	$2,247	$3,186	$21,034

December 31, 2019
Domestic	$10,379	$736	$2,375	$13,490
Foreign	2,482	215	190	2,887
Total	$12,861	$951	$2,565	$16,377

11. Intangible assets

Definite-lived intangible assets consisted of the following at:

	June 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer list	$6,400	$(67)	$-	$-
Self-fitting software*	3,975	(199)	3,679	-
Technology access*	5,110	(3,440)	5,110	(3,244)
Total	$15,485	$(3,706)	$8,789	$(3,244)

The customer list was established as a part of purchase accounting related to our Emerald acquisition; see Note 3. The estimated useful life is eight years.

In January 2019, the Company purchased the source code for self-fitting software from Soundperience for 1,750 Euros and also transferred our 49% ownership interest in Soundperience to the majority owner for a total investment of $3,679. Amortization began during the second quarter of 2020 based on an estimated useful life of five years.

The technology access asset provides the Company with wireless hearing aid technology and is being amortized based on an estimated useful life of seven years.

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following at:

	June 30, 2020	December 31, 2019
Pension	$120	$120
Postretirement benefit obligation	71	71
Accrued stock compensation	400	-
Deferred revenue	276	327
Current self-fitting software liability	243	285
Current technology access liability	989	1,236
Current earn-out contingent consideration liability	1,097	-
Other	1,484	830
Total	$4,680	$2,869

Accrued stock compensation relates to unvested stock awards accounted for as liabilities.

Technology access liabilities are due in equal quarterly installments through January 2022.

The earn-out liability is contingent on certain future events and is measured at fair value based on various level 3 inputs and assumptions including forecasts, probabilities of payment and discount rates. Amounts are classified as current if expected to be paid within the next twelve months. The liability for contingent consideration is subject to fair value adjustments each reporting period that will be recognized through the statement of operations, see Note 3.

13. Other long-term liabilities

Other long-term liabilities consisted of the following at:

	June 30,	December 31,
	2020	2019
Noncurrent self-fitting software liability	$825	$922
Noncurrent technology access liability	742	989
Noncurrent earn-out contingent consideration liability	2,317	-
Other	4	260
Total	$3,888	$2,171

Technology access liabilities are due in equal quarterly installments through January 2022.

The earn-out liability is contingent on certain future events and is measured at fair value based on various level 3 inputs and assumptions including forecasts, probabilities of payment and discount rates. Amounts are classified as noncurrent if expected to be paid beyond the next twelve months. The liability for contingent consideration is subject to fair value adjustments each reporting period that will be recognized through the statement of operations, see Note 3.

14. Leases

The Company’s leases pertain primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more. The Company has three leased facilities in Minnesota, two that expire in 2022 and one that expires in 2023, one leased facility in Illinois that expires in 2022, one leased facility in California that expires in 2022, two leased facilities in Singapore that both expire in 2020, one leased facility in Indonesia that expires in 2024, and one leased facility in Germany that expires in 2022.

As discussed in Note 4, the Company incurred $326 for lease modification costs at Hearing Help Express to reduce square footage by approximately 65% in an effort to reduce future operating costs. The modification had no impact on the lease term.

Certain foreign leases allow for variable lease payments that depend on an index or a market rate adjustment for the respective country and are adjusted on an annual basis. The adjustment is recognized as incurred in profit and loss. The facility leases include options to extend for terms ranging from one year to five years. Lease options that the Company is reasonably certain to execute, are included in the determination of the ROU asset and lease liability. Our Indonesia lease includes embedded forward starting leases that will begin in 2022 and 2024 for additional square footage, which will result in the recognition of an additional ROU asset and lease liability in those periods of approximately $103 and $72, respectively. The Company also leases equipment that include bargain purchase options at termination. These leases have been classified as finance leases.

As of June 30, 2020, the Company has a weighted-average lease term of 1.0 years for its finance leases, and 2.7 years for its operating leases. As of June 30, 2020, the Company has a weighted-average discount rate of 5.56% for its finance leases, and 5.17% for its operating leases. Discount rates are determined based on 5 year term incremental borrowing rates at inception of the lease. Operating cash flows for the six months ended June 30, 2020 from operating leases were $924. Financing lease assets are classified as machinery and equipment within the consolidated balance sheet.

The following tables summarizes lease costs by type:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$ 26	$ 24	$ 52	$ 49
Interest on lease liabilities	1	2	3	5

Operating lease cost	393	457	874	917
Variable lease cost*	148	141	299	279
Total lease cost	$ 568	$ 624	$ 1,228	$ 1,250

*Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our domestic and foreign building leases.

Maturities of lease liabilities are as follows as of June 30, 2020:

	Operating Leases	Financing Leases	Total
2020	$879	$39	$918
2021	1,503	24	1,528
2022	1,013	3	1,016
2023	414	-	414
2024	92	-	92
2025 and thereafter	-	-	-
Total lease payments	3,900	67	3,967
Less: Interest	(269)	(9)	(278)
Present value of lease liabilities	$3,631	$58	$3,689

15. Income Taxes

Income tax expense for the three and six months ended June 30, 2020 was $29 and $47, compared to $116 and $247, for the same period in 2019, respectively. The expense was largely due to our foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes. The Company has recorded a full valuation allowance against US deferred tax assets as of June 30, 2020. Upon acquisition of Emerald, a net deferred tax liability of $1,055 was established on the acquisition date related to book-tax differences from the amortization of the intangibles as well as certain other assets, see Note 3.

The following was the (loss) income from continuing operations before income taxes and discontinued operations for each jurisdiction in which the Company has operations for the three and six months ended June 30, 2020 and 2019.

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
United States	$(1,994)	$(3,639)	$(3,836)	$(2,755)
Singapore	(278)	104	(431)	222
Indonesia	17	19	35	40
Germany	10	123	26	199
(Loss) income from continuing operations before income taxes and discontinued operations	$(2,245)	$(3,393)	$(4,206)	$(2,294)

CARES Act

On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contained in part, an allowance for deferral of the employer portion of Social Security employment tax liabilities until 2021 and 2022, as well as a COVID-19 employee retention tax credit (“CRC”) of up to $5,000 per eligible employee.

Based on the timing of the CARES Act, for the three months ended June 30, 2020, the related tax benefits from the CARES Act were not material. We are currently reviewing the potential future benefits related to employee retention tax credits and the payroll tax deferral provision to assess the impact on our financial position, results of operations and cash flows.

16. Shareholders’ Equity and Stock-based Compensation

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

For the six months ended June 30, 2020, the Company granted 100 RSUs with a weighted average closing price on the date of grant of $15.61. The RSUs vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant at which time common stock is issued with respect to vested units.

The Company has also granted stock options under the plans. Options granted under the plans generally vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant and have a maximum term of 10 years.

Stock award activity as of and during the six months ended June 30, 2020 was as follows:

	Outstanding Awards
	Stock Options	RSUs	Total	Stock Option Weighted-Average Exercise Price (a)	Aggregate Intrinsic Value

Outstanding at December 31, 2019	746	128	874	$6.39
Awards granted	-	100	100	-
Awards exercised or released	(42)	(55)	(97)	4.31

Outstanding at June 30, 2020	704	173	877	$6.52	$7,271

Exercisable at June 30, 2020	682	34	682	$6.50	$5,247

Available for future grant at December 31, 2019	183

Available for future grant at June 30, 2020	114

(a) The weighted average exercise price calculation does not include outstanding RSUs

The number of shares available for future grants at June 30, 2020 does not include a total of up to 331 shares subject to options outstanding under the 2006 Equity Incentive Plan, which will become available for grant under the 2015 Equity Incentive Plan as outstanding options under the 2006 Equity Incentive Plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise of such options.

The Company recorded $1,336 and $1,712 of non-cash stock compensation expense for the three and six months ended June 30, 2020, respectively, compared to $537 and $866 for the same periods in 2019, respectively. During the quarter ended June 30, 2020, we recorded a cumulative non-cash stock compensation expense adjustment of $422 for individuals who are retirement eligible and therefore have vested in stock awards according to our plan. The adjustment was not material to our Consolidated Financial Statements for any quarterly or annual period. As of June 30, 2020, there was $2,123 of total unrecognized compensation costs related to non-vested stock option and RSU awards that are expected to be recognized over a weighted-average period of 2.10 years. The total intrinsic value of options exercised during the six months ended June 30, 2020 was $418.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, through June 30, 2020, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 8 and 5 shares purchased under the plan for the six months ended June 30, 2020 and 2019, respectively.

17. Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Loss from continuing operations before discontinued operations	$(2,274)	$(3,509)	$(4,253)	$(2,541)
Loss from discontinued operations (Note 5)	-	(1,521)	-	(1,713)
Less: Income allocated to non-controlling interest	(7)	-	(7)	-
Net loss attributable to IntriCon shareholders	$(2,281)	$(5,030)	$(4,260)	$(4,254)

Denominator:
Basic – weighted shares outstanding	8,881	8,743	8,847	8,724
Weighted shares assumed upon exercise of stock awards	-	-	-	-
Diluted – weighted shares outstanding	8,881	8,743	8,847	8,724

Basic loss per share attributable to IntriCon shareholders:
Continuing operations	$(0.26)	$(0.40)	$(0.48)	$(0.29)
Discontinued operations	-	(0.17)	-	(0.20)
Net loss per share:	$(0.26)	$(0.57)	$(0.48)	$(0.49)

Diluted loss per share attributable to IntriCon shareholders:
Continuing operations	$(0.26)	$(0.40)	$(0.48)	$(0.29)
Discontinued operations	-	(0.17)	-	(0.20)
Net loss per share:	$(0.26)	$(0.57)	$(0.48)	$(0.49)

Earnings per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share. Stock option are dilutive when the average market price of Company stock exceeds the exercise price of the potentially dilutive options. When dilutive, stock options are included as equivalents using the treasury stock method when computing the diluted earnings per share. Shares represented by RSUs are also included in the dilution calculation.

For the three and six months ended June 30, 2020, weighted average options and RSU’s outstanding of 882 and 894, respectively, were excluded from the dilutive calculation as their effect would have been antidilutive based on losses in the period. For the three and six months ended June 30, 2019, weighted average options and RSU’s outstanding of 701 and 712, respectively, were excluded from the dilutive calculation as their effect would have been antidilutive based on losses in the period.

18. Legal Proceedings

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

19. Related-Party Transactions

The Company has a 50% ownership in Signison, a German based hearing health company. Signison owes the Company a notes receivable, net of allowances, of $492 which is included in investment in partnership on the balance sheet as of June 30, 2020.

20.Revenue, Net

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

Revenues recognized from our recently acquired subsidiary, Emerald, have been classified within Other Medical.

The following tables set forth, for the periods indicated, timing of revenue recognition by market:

Timing of revenue recognition for the three months ended June 30, 2020:
	Products and services transferred at point in time	Products and services transferred over time	Total
Medical:
Diabetes	$-	$13,521	$13,521
Other Medical	2,995	1,602	4,597
Hearing Health:
Value Based DTEC	1,387	-	1,387
Value Based ITEC	1,365	-	1,365
Legacy OEM	1,721	-	1,721
Professional Audio Communications:	1,011	-	1,011
Total Revenue, net	$8,479	$15,123	$23,602

Timing of revenue recognition for the six months ended June 30, 2020:

	Products and services transferred at point in time	Products and services transferred over time	Total
Medical:
Diabetes	$-	$27,051	$27,051
Other Medical	4,181	3,244	7,425
Hearing Health:
Value Based DTEC	2,560	-	2,560
Value Based ITEC	2,109	-	2,109
Legacy OEM	3,685	-	3,685
Professional Audio Communications:	2,275	-	2,275
Total Revenue, net	$14,810	$30,295	$45,105

Timing of revenue recognition for the three months ended June 30, 2019:

	Products and services transferred at point in time	Products and services transferred over time	Total
Medical:
Diabetes	$-	$17,950	$17,950
Other Medical	-	2,942	2,942
Hearing Health:
Value Based DTEC	1,736	-	1,736
Value Based ITEC	2,399	-	2,399
Legacy OEM	2,540	-	2,540
Professional Audio Communications:	1,769	-	1,769
Total Revenue, net	$8,444	$20,892	$29,336

Timing of revenue recognition for the six months ended June 30, 2019:

	Products and services transferred at point in time	Products and services transferred over time	Total
Medical:
Diabetes	$-	$35,114	$35,114
Other Medical	-	6,571	6,571
Hearing Health:
Value Based DTEC	3,366	-	3,366
Value Based ITEC	4,976	-	4,976
Legacy OEM	5,343	-	5,343
Professional Audio Communications:	3,536	-	3,536
Total Revenue, net	$17,221	$41,685	$58,906

21. Subsequent Events

COVID-19 Pandemic [update]

There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, and business partners. We are unable to predict the impact that the COVID-19 pandemic will have on our financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its responses accordingly.

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

On May 20, 2020, the Company announced a strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas. The plan, which was approved by the Company’s Board of Directors, was completed as of June 30, 2020.

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

COVID-19 Pandemic and Uncertainties [update]

The COVID-19 (coronavirus) outbreak has created unique and unprecedented challenges. The outbreak of the novel COVID-19 has evolved into a global pandemic. COVID-19 has spread to many regions of the world, including North America, Asia and Europe. The full extent to which the COVID-19 pandemic impacts our business, operating results and financial condition will depend on future developments that are highly uncertain, cannot be accurately predicted and may be beyond our control. Uncertain factors relating to the COVID-19 pandemic include the duration of the outbreak, the severity of the virus, and the actions, or perception of actions that may be taken, to contain or treat its impact, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.

The Company’s priority remains the health and safety of its employees, its customers and their patients, as well as the communities we serve. As the unprecedented threat of COVID-19 emerged, IntriCon began implementing measures in an effort to address and prioritize the health and safety of its employees and their communities, while at the same time continuing to support customers and partners. These measures included the following:

•Health and Safety: Based on the expertise and recommendations from federal and local government and health agencies, IntriCon has implemented remote and flexible work arrangements for employees wherever possible. We have also implemented other measures, such as restricting travel, to protect the health and safety of our customers, their patients and our employees.

•Maintaining Operations: Consistent with applicable exceptions, we are maintaining streamlined manufacturing, assembly and other related operations at all sites in order to continue providing products to our customers and partners. For our employees involved in such operation-critical processes, we have implemented several other recommended best practices to protect the health and safety of our workforce. In addition, we have modified the shifts of employees involved in other operation-critical processes to minimize risk for these employees.

•Clinical: We have postponed our anticipated “Self-fitting Software” clinical trial until such time as we can ensure the health and safely of trial participants.

•Expense Reduction: Given the current business climate, executive management has taken steps to strengthen our balance sheet and reduce our cost structure including the deferral of non-strategic investments as well as furloughs and salary reductions in the second quarter of 2020. Salaries were restored to their original levels at the beginning of the third quarter while furloughs were made permanent.

Although our operating facilities remain open as of June 30, 2020, the effects of a COVID-19 outbreak could include the temporary shutdown of our facilities in the United States, Asia or Europe, disruptions or restrictions on the ability to ship our products to our customers as well as disruptions that may affect our customers and suppliers.

Further, as a result of the COVID-19 pandemic and the measures designed to contain its spread, our sales could be negatively impacted as a result of disruption in demand by our customers, which could have a material and adverse effect on our business, results of operations and financial condition. Similarly, our suppliers may not have the materials, capacity, or capability to supply us according to our schedule and specifications. If our suppliers’ operations are impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers, each of which would affect our results of operations. The duration of the disruptions to our customers and to our supply chain, and related financial impact to us, cannot be estimated at this time. If such disruptions continue for an extended period of time, the impact could have a material adverse effect on our business, results of operations and financial condition.

U.S. GAAP requires management to make estimates and assumptions that affect the amounts and disclosures of certain assets and liabilities. These estimates and assumptions utilize historical and forward-looking assumptions that the Company believes are reasonable, including but not limited to the potential impacts arising from the coronavirus pandemic. As we learn more about the extent and duration of the pandemic, the Company’s estimates and assumptions may evolve. Actual results could differ significantly from those estimates.

In summary, while our business is likely to be impacted in the coming year by global business conditions, including the delay of non-essential medical procedures, device upgrades and new product launches, we have a strong balance sheet that we believe will allow us to maintain our operations and preserve our ability to realize future growth.

Market Overview

IntriCon serves as a joint development partner (“JDM”) to leading medical device original equipment manufacturers (“OEMs”) by designing, developing, engineering, manufacturing and distributing micro-miniature products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions, primarily for high growth markets, such as diabetes, drug delivery, surgical navigation, hearing health and the professional audio communication market. Revenue from these markets is reported on the respective diabetes, other medical, hearing health value based direct-to-end-consumer, value based indirect-to-end-consumer and legacy OEM, and professional audio lines in the discussion of our results of operations in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 “Revenue by Market” to the Company’s consolidated condensed financial statements included herein.

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

IntriCon currently has a presence in the diabetes, drug delivery and surgical navigation markets. For diabetes, IntriCon works with Medtronic to manufacture their wireless continuous glucose monitors (CGM), sensor assemblies, and accessories associated with Medtronic’s insulin pump and CGM system. In September 2016, the FDA approved Medtronic’s current generation insulin pump system, the MiniMed 670G system. The MiniMed 670G is the world’s first hybrid closed loop insulin delivery system and we are excited that our components are designed into and support such a revolutionary diabetes management system. In June 2017, the 670G was launched in the U.S. and Medtronic began fulfilling orders from patients enrolled in their Priority Access Program. In March 2018, the FDA approved the Guardian Connect, Medtronic’s standalone CGM system that allows patients to stay ahead of high and low glucose events. Looking ahead, we believe there are opportunities to expand our diabetes product offering with Medtronic, as well as move into new markets outside of the diabetes market. In late 2019, Medtronic received approval and began distributing the 670G system in select European countries, subject to local regulatory requirements.

IntriCon has a suite of medical coils and micro coils technology that it offers to various OEM customers. These products are currently used in surgical navigation markets, such as interventional pulmonology and electrophysiology. On May 18, 2020 IntriCon acquired privately held Emerald Medical Services Pte Ltd. (Emerald). Emerald, based in Singapore, provides joint engineering and manufacturing services for complex medical devices, including catheters covering a range of applications for cardiology, peripheral vascular, neurology, radiology and pulmonology. Emerald’s production capability consists of design, development, manufacturing, testing and non-sterile packaging services. The acquisition expands IntriCon’s medical coil and micro-miniature medical device engineering and manufacturing capabilities in surgical navigation and accelerates diversification into potential new end-markets.

IntriCon manufactures bubble sensors and flow restrictors that monitor and control the flow of fluid in an intravenous infusion system as well as a family of safety needle products for an OEM customer that utilizes IntriCon’s insert and straight molding capabilities. These products are assembled using full automation, including built-in quality checks within the production lines.

The Company is committed to increasing investments to support its medical business development efforts. In early 2019, the Company hired a vice president of medical business development, and in connection with the Emerald acquisition, has engaged one of the former owners of Emerald as a corporate development consultant aimed to leverage our core competencies and diversify our medical revenue base. The Company believes it has significant opportunities to serve the emerging home care markets through its already developed core competencies and capabilities to develop devices that are more technologically advanced, smaller and lightweight.

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

Miniature Transducers

IntriCon’s advanced transducer technology has been pushing the limits of size and performance for over a decade. Included in our transducer line is a suite of medical coils and micro coils technology that are currently used in surgical navigation markets, such as interventional pulmonology and electrophysiology. The recent Emerald acquisition expands IntriCon’s medical coil and micro-miniature medical device engineering and manufacturing capabilities in surgical navigation and accelerates diversification into potential new end markets.

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

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, or that include forward-looking terminology such as “may”, “will”, “believe”, “anticipate”, “expect”, “should”, “optimistic” “continue”, “estimate”, “intend”, “plan”, “would”, “could”, “guidance”, “potential”, “opportunity”, “project”, “forecast”, “confident”, “projections”, “scheduled”, “designed”, “future”, “discussion”, “if” or the negative thereof or other variations thereof, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Company’s Consolidated Condensed Financial Statements” such as estimates of future results, the expected results and impacts of the Emerald acquisition, statements regarding the estimated costs and expenses of the restructuring and estimated annual expense savings, net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future level of funding of employee benefit plans, the adequacy of insurance coverage and the impact of new accounting pronouncements and litigation. Forward-looking statements also include, without limitation, statements as to the Company's expected future results of operations and growth, strategic alliances and their benefits, government regulation, potential increases in demand for the Company’s products, the Company’s ability to meet working capital requirements, the Company's business strategy, the expected increases in operating efficiencies, anticipated trends in the Company's markets, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company's or management's beliefs, expectations and opinions.

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the following:

•the adverse economic conditions associated with the COVID-19 global health pandemic and the associated financial crisis;

•stay-at-home and other orders, which could cause material delays and cancellations of elective procedures, curtailed or delayed spending by customers and result in disruptions to our supply chain, closure of our facilities, delays in product launches or diversion of management and other resources to respond to the COVID-19 pandemic;

•the impact of global and regional economic and credit market conditions on healthcare spending;

•the risk that the COVID-19 pandemic disrupts local economies and causes economies to enter prolonged recessions;

•our ability to identify, complete and integrate acquisitions, including integrating our acquisition of Emerald, and any unknown liabilities of Emerald that may arise;

•our ability to successfully implement our business and growth strategy, including our restructuring strategy;

•the volume and timing of orders received by the Company, particularly from Medtronic;

•changes in estimated future cash flows;

•our ability to collect our accounts receivable;

•foreign currency movements in markets that we serve;

•changes in the global economy and financial markets;

•weakening demand for our products due to general economic conditions;

•changes in the mix of products sold;

•our ability to meet demand;

•changes in customer requirements;

•FDA approval, timely release and acceptance of our products and the products of our customers;

•competitive pricing pressures;

•pending and potential future litigation;

•cost and availability of electronic components and commodities for our products;

•our ability to create and market products in a timely manner and develop products that are inexpensive to manufacture;

•the loss of one or more of our major customers;

•effects of legislation and regulation, including the timing and terms of the final OTC regulations;

•effects of foreign operations;

•our ability to develop new products;

•our ability to recruit and retain engineering and technical personnel;

•the costs and risks associated with research and development investments;

•our ability and the ability of our customers to protect intellectual property;

•cybersecurity threats;

•loss of members of our senior management team; and

•other risk factors set forth in our most recent Annual Report on Form 10-K or any prior Quarterly Report on Form 10-Q, which are incorporated by reference into this Report.

For a description of these and other risks, see Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 and the other risks described elsewhere in this Quarterly Report on Form 10-Q, or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company’s revenue recognition, inventory valuation, goodwill, certain long-lived assets and contingent consideration liabilities. These and other significant accounting policies are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Due to the acquisition of Emerald, we have updated our accounting policies to include business combinations and contingent consideration liabilities. We record acquisitions in accordance with ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. The application of ASC 805, Business Combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between goodwill and assets that are depreciated and amortized. Our estimates are based on historical experience, information obtained from the management of the acquired companies and, when appropriate, include assistance from independent third-party appraisal firms. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events or circumstances may occur which may affect the accuracy or validity of such estimates.

Contingent consideration liabilities depend on certain future events and are measured at fair value based on various level 3 inputs and assumptions including forecasts, probabilities of payment and discount rates. Amounts are classified as current if expected to be paid within the next twelve months. The liability for contingent consideration is subject to fair value adjustments each reporting period that will be recognized through the statement of operations. See Note 3 for additional detail on the accounting for the Emerald acquisition.

Strategic Restructuring Plan

As previously announced, on May 15, 2020, the management of the Company committed the Company to, and began executing on, a strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas. The plan, which was supported by the Company’s Board of Directors, was completed by the end of the 2020 second quarter.

Following the Company’s decision last quarter to no longer pursue a direct-to-end-consumer approach to the hearing health market, we recently made the decision to transition our remaining direct-to-end-consumer operations at Hearing Help Express to solely support our partnership initiatives. In addition, while continued uncertainties remain from the COVID-19 pandemic, we are taking many significant steps to decrease our expenditure profile and current spending run-rate. The following are significant items included in our strategic restructuring plan:

•We completed a global net workforce reduction of 32 positions, including many of the previously furloughed positions, resulting in an expected annual cost savings of approximately $2.4 million

•We changed our focus to seeking partners in the hearing health market, resulting in approximately $2.0 million reduction in Hearing Help Express consumer advertising expense in 2020 as compared to 2019; and

•In connection with the strategic restructuring plan, we incurred a $1.2 million restructuring charge during the second quarter ended June 30, 2020 related to one-time employee termination costs as well as losses on disposal of assets

Results of Operations

Revenue, net

Below is a summary of our revenue by main markets for the three and six months ended June 30, 2020 and 2019:

			Change
Three Months Ended June 30,	2020	2019	Dollars	Percent
Medical:
Diabetes	$13,521	$17,950	$(4,429)	-24.7%
Other Medical	4,597	2,942	1,655	56.3%
Total	$18,118	$20,892	$(2,774)	-13.3%
Hearing Health:
Value Based DTEC	$1,387	$1,736	$(349)	-20.1%
Value Based ITEC	1,365	2,399	(1,034)	-43.1%
Legacy OEM	1,721	2,540	(819)	-32.2%
Total	$4,473	$6,675	$(2,202)	-33.0%
Professional Audio Communications	$1,011	$1,769	$(758)	-42.8%
Total Net Revenue	$23,602	$29,336	$(5,734)	-19.5%

			Change
Six Months Ended June 30,	2020	2019	Dollars	Percent
Medical:
Diabetes	$27,051	$35,114	$(8,063)	-23.0%
Other Medical	7,425	6,571	854	13.0%
Total	$34,476	$41,685	$(7,209)	-17.3%
Hearing Health:
Value Based DTEC	$2,560	$3,366	$(806)	-23.9%
Value Based ITEC	2,109	4,976	(2,867)	-57.6%
Legacy OEM	3,685	5,343	(1,658)	-31.0%
Total	$8,354	$13,685	$(5,331)	-39.0%
Professional Audio Communications	$2,275	$3,536	$(1,261)	-35.7%
Total Net Revenue	$45,105	$58,906	$(13,801)	-23.4%

For the three and six months ended June 30, 2020, we experienced a decrease of 24.7% and 23.0% in net revenue in the diabetes medical market compared to the same period in 2019 driven by the timing of certain international orders filtering through various local regulatory requirements as well as a delay in orders due to uncertainty surrounding the COVID-19 pandemic. Although we cannot predict the specific extent or duration of the impact of the COVID-19 pandemic on our financial and operating results, we anticipate the potential for future impacts on various product lines in our medical diabetes market. We continue to closely monitor revenue, particularly in states that have implemented more restrictive stay-at-home executive orders or recommendations. We have proactively communicated with customers to understand their needs and forecast the financial implications from these conversations.

All other medical net revenue for the three months ended June 30, 2020 increased 56% compared to the same period in 2019. The increase for the three-month period was driven by demand for our medical molding and medical coils business. Also included in 2020 other medical revenue is approximately $1.0M of revenue generated from the purchase date through June 30, 2020 related to our newly acquired Emerald business. All other medical net revenue for the six months ended June 30, 2020 increased 13% compared to the same period in 2019. The increase for the six-month period was driven by the revenues derived from Emerald since the purchase date, as well as increased medical coil and medical molding demand, partially offset by a one-time revenue adjustment, partially offset by. During the first quarter we recorded a cumulative adjustment of $1.2 million to reduce revenue within our other medical market to correct an error related to prior periods as a result of our determination that a portion of our sales being recognized over time needed to be recognized at a point in time. The adjustment included a reduction of the related cost of goods sold of $0.8 million and related impacts to reduce the contract asset and an increase to inventory. The adjustment was not material to our Consolidated Financial Statements for any quarterly or annual period.

Net revenue in our hearing health value based direct-to-end-consumer (DTEC) business for the three and six months ended June 30, 2020 decreased 20.1% and 23.9% compared to the same period in 2019 due to reductions in advertising spend in an effort to control costs as part of our strategic restructuring plan.

Net revenue in our hearing health value based indirect-to-end-consumer (ITEC) business for the three and six months ended June 30, 2020 decreased 43.1% and 57.6% compared to the same period in 2019. The revenue decline was largely attributed to the absence of hiHealthInnovations revenue in 2020.

Net revenue in our hearing health legacy OEM business for the three and six months ended June 30, 2020 decreased 32.2% and 31.0% compared to the same period in 2019 due to decreased demand partially caused by the COVID-19 pandemic.

As it relates to our overall Hearing Health business, we believe that the FDA could be delayed in promulgating regulations regarding OTC hearing aids due to COVID-19 priorities at the FDA, which delay will likely have an adverse impact on hearing health markets over the course of 2020.

Net revenue to the professional audio device sector decreased 42.8% and 35.7% for the three and six months ended June 30, 2020 compared to the same period in 2019 due to order delays as a result of the COVID-19 pandemic. IntriCon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross profit

Gross profit, both in dollars and as a percent of revenue, for the three and six months ended June 30, 2020 and 2019, was as follows:

	2020		2019		Change
		Percent		Percent
Three Months Ended June 30,	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Gross Profit	$6,606	28.0%	$8,215	28.0%	$(1,609)	-19.6%

	2020		2019		Change
		Percent		Percent
Six Months Ended June 30,	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Gross Profit	$11,178	24.8%	$16,773	28.5%	$(5,595)	-33.4%

Gross profit as a percentage of revenue for the three months ended June 30, 2020 was in-line with the prior year period primarily due to cost reductions put in place by the Company during the second quarter. Gross profit as a percentage of revenue for the six months ended June 30, 2020 decreased over the comparable prior year period primarily due to lower revenues, changes in product mix, excess capacity related to the recent manufacturing expansion to meet the higher volume requirements of our existing and future customers as well as inefficiencies and excess capacity due to the COVID-19 pandemic.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the three and six months ended June 30, 2020 and 2019 were as follows:

	2020		2019		Change
		Percent		Percent
Three Months Ended June 30,	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and Marketing	$1,680	7.1%	$3,072	5.2%	$(1,392)	-45.3%
General and Administrative	4,603	19.5%	3,650	6.2%	953	26.1%
Research and Development	1,209	5.1%	1,097	1.9%	112	10.2%
Acquisition Costs	493	2.1%	-	0.0%	493	100.0%

	2020		2019		Change
		Percent		Percent
Six Months Ended June 30,	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and Marketing	$3,673	8.1%	$6,461	11.0%	$(2,788)	-43.2%
General and Administrative	8,019	17.8%	6,836	11.6%	1,183	17.3%
Research and Development	2,410	5.3%	2,062	3.5%	348	16.9%
Acquisition Costs	493	1.1%	-	0.0%	493	100.0%

Sales and marketing expenses decreased compared to the same periods in 2019. The decrease was due to lower DTEC marketing, support costs, wages and bad debt expenses.

General and administrative expenses were greater than the prior year periods primarily due to increased severance expense and non-cash stock compensation, including a transition payment of $443 (equal to one year’s salary) and $400 of RSUs issuable to our CEO per the Transition Agreement signed in June 2020.

Research and development expenses increased over the prior year periods due to increases in outside service and support costs as well as the amortization of Sentibo Fitting Software which was placed into service during the 2020 second quarter.

Acquisition costs increased over the prior year periods due to acquisition related costs for the purchase of Emerald.

Restructuring charges

Restructuring expense for the three and six months ended June 30, 2020 was $1,171. Refer to Note 4 for additional details.

Impairment loss

Impairment loss for the three and six months ended June 30, 2019 was $3,765. There were no impairment losses identified for the comparable current year periods. The impairment losses related to a write-off of goodwill and intangible assets due to negative cash flows within our Hearing Help Express reporting unit.

Interest income, net

Interest income, net for the three and six months ended June 30, 2020 was $97 and $281 compared to $248 and $463 for the comparable periods in 2019 due to an overall reduction in our investment balance. The investment balance has decreased as we have deposited proceeds of maturing securities into a money market account in order to maintain liquidity during the COVID-19 pandemic and have recently begun reinvesting excess cash.

Other income (expense), net

Other income (expense), net for the three and six months ended June 30, 2020 was $208 and $101 compared to ($272) and ($406) for the same periods in 2019. The increase over the prior year periods is due to Singapore government funds paid to our subsidiaries due to COVID-19 shutdowns.

Income tax expense

Income tax expense for the three and six months ended June 30, 2020 was $29 and $47 compared to $116 and $247 for the same periods in 2019. The change in income tax expense relates to a reduction of foreign income taxes paid in the current period.

Liquidity and Capital Resources

During the COVID-19 pandemic, we believe we continue to maintain adequate liquidity to operate our businesses. As of June 30, 2020, we had $7,056 of cash on hand as well as $19,921 of short-term investment securities maturing within the next twelve months. Sources of our cash for the six months ended June 30, 2020 have been from our investing activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Six Months Ended
	June 30, 2020	June 30, 2019
Cash (used in) provided by continuing operations:
Operating activities	$(1,508)	$2,175
Investing activities	261	(196)
Financing activities	(196)	(100)
Effect of exchange rate changes on cash	(37)	(13)
Net (decrease) increase in cash from continuing operations	(1,480)	1,866
Cash provided by (used in) discontinued operations, net	3	(112)
Net (decrease) increase in cash	$(1,477)	$1,754

Net cash used in operating activities was $1,508 for the six months ended June 30, 2020, compared to net cash provided by operating activities of $2,175 for the same period in 2019. The variance was primarily attributable to lower cash earnings due to lower gross profit related to order delays due to the uncertainty surrounding the COVID-19 pandemic, as well as the payment of restructuring charges and acquisition costs in the current period, partially offset by increases in accrued expenses.

Net cash provided by investing activities was $261 for the six months ended June 30, 2020, compared to net cash used in investing activities of $196, for the same period in 2019. The variance primarily consisted of net proceeds from maturing investment securities partially offset by payments for the acquisitions as well as purchases of machinery and equipment; see Note 3.

Net cash used in financing activities was $196 for the six months ended June 30, 2020, compared to net cash used in financing activities of $100, for the same period in 2019. The variance comprised primarily from the withholding of shares from vesting RSU awards to pay withholding taxes and the payment of financing leases partially offset by cash received from the exercise of stock options and employee stock purchase plan shares.

The Company had the following bank arrangements:

Domestic Credit Facilities

The Company and its domestic subsidiaries are parties to a credit facility with CIBC Bank USA. The credit facility, as amended through the date of this filing, provides for a $12,000 revolving credit facility, with a $200 sub facility for letters of credit. Under the revolving credit facility, the availability of funds depends on a borrowing base composed of stated percentages of the Company’s eligible trade receivables and eligible inventory, and eligible equipment less a reserve. The credit facility matures on December 15, 2022.

On May 13, 2020, the Company and its domestic subsidiaries entered into a Fourteenth Amendment to Loan and Security Agreement and Waiver (the “Fourteenth Amendment”) with CIBC Bank USA. The Fourteenth Amendment, among other things:

•Increased the Company’s revolving loan borrowing capacity to $12.0 million from its then current capacity of $7.0 million;

•Added provisions addressing interest rates following the unavailability of the London Interbank Offered Rate or LIBOR;

•Eliminated the funded debt to EBITDA ratio and fixed charge coverage ratio for the quarter ending June 30, 2020;

•Added a financial covenant requiring that at all times until September 30, 2020, the borrowers maintain at least $15.0 million of liquidity, calculated as the sum of (a) cash on hand, plus (b) cash equivalent investments, plus (c) available borrowing capacity under the revolving credit facility.

The Company was in compliance with all applicable covenants under the credit facility as of June 30, 2020.

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

As of June 30, 2020, and December 31, 2019, the Company had a total borrowing capacity under its credit facilities of $14,374 and $9,589, respectively, with no borrowings outstanding at each reporting period.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2020 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

Our assessment of the effectiveness of our internal controls over financial reporting excluded the assets and operations acquired on May 18, 2020 in the Emerald transaction. Emerald’s assets and operations are less than 20% of total assets and revenues (excluding Emerald’s goodwill and intangible assets which were integrated into the Company’s systems and control environment) of the consolidated financial statement amounts as of and for the period ended June 30, 2020. Such exclusion was in accordance with SEC guidance that an assessment of a recently acquired business may be omitted in management’s report on internal control over financial reporting, provided the acquisition took place within twelve months of management’s evaluation. This exclusion is expected to apply to our assessments as of September 30, 2020 and December 31, 2020 as well.

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The information contained in Note 18 to the Consolidated Condensed Financial Statements in Part I of this quarterly report is incorporated by reference herein.

ITEM 1A. Risk Factors

In addition to the foregoing and the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, with the following risk factors, which could materially affect the Company’s business, financial condition or future results. The risks described in our Annual Report on Form 10-K and below are not the only risks facing the Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

The Company’s business, financial condition and results of operations for fiscal year 2020 and beyond could be materially adversely affected by the ongoing COVID-19 (coronavirus) outbreak.

The outbreak of the novel COVID-19 (coronavirus) has evolved into a global pandemic. COVID-19 has spread to many regions of the world, including North America, Asia and Europe. The full extent to which the COVID-19 pandemic impacts our business, operating results and financial condition will depend on future developments that are highly uncertain, cannot be accurately predicted and may be beyond our control. Uncertain factors relating to the COVID-19 pandemic include the duration of the outbreak, the severity of the virus, and the actions, or perception of actions that may be taken, to contain or treat its impact, including declarations of states of emergency, business closures, manufacturing restrictions and a prolonged period of travel, commercial and/or other similar restrictions and limitations.

We cannot predict the duration or scope of the pandemic, actions that may be taken by governments and businesses in response to the pandemic, or the impacts of the pandemic on healthcare systems. These impacts and associated responses of the COVID-19 pandemic could materially adversely impact our business, financial condition and results of operations in a number of ways, including but not limited to:

•Temporary shutdown of our facilities in Minnesota, Singapore and Indonesia as a result of employee illness or government restrictions, disruptions or restrictions on the ability to ship our products to our customers as well as disruptions that may affect our customers and suppliers;

•Reduced revenues as a result of disruptions in our operations or in demand by our customers, including our major customers. For example, our revenues in the first half of 2020 declined, in part due to delays in orders from our clients as a result of the uncertainty surrounding the COVID-19 pandemic;

•Our suppliers may not have the materials, capacity, or capability to supply us according to our schedule and specifications. If our suppliers’ operations are impacted, we may need to seek alternate suppliers, which may be more expensive, may not be available or may result in delays in shipments to us and subsequently to our customers;

•Reduced cash flow from our operations due to reductions in revenues or collections from our customers and increases in operating costs related to actions taken in response to the pandemic. For example, we have experienced higher operating costs associated with newly added health screenings, temperature checks and enhanced cleaning and sanitation protocols to protect our employees, which we expect could continue or could increase in these or other areas;

•Reduced revenues or earnings may require us to perform impairment assessments of our long-lived assets, goodwill and other assets and result in charges to earnings;

•Reduced business productivity due to inefficiencies in employees working from home or increasing physical distancing and other pandemic response protocols in our production facilities;

•Diminished ability, or inability, to complete clinical trials and other activities required to achieve regulatory clearing for our products under development due to lack of access to healthcare facilities, healthcare providers and patients. For example, we have postponed our anticipated “self-fitting software” clinical trial until such time as we can ensure the health and safely of trial participants; this delay could adversely affect our hearing health business;

•Increased susceptibility to the risk of information technology security breaches and other disruptions due to increased volumes of remote access to our information systems from our employees working at home;

•National or global economic recessions, including those brought on by the COVID-19 outbreak, which may have a negative effect on the demand for our products and our operating results;

•Potential delays in the over-the-counter hearing aid regulations required to be promulgated by the U.S. Food and Drug Administration due to COVID-19 priorities, which delay will likely have an adverse impact on our hearing health business over the course of 2020 and beyond;

•Diminished ability to retain personnel over concerns about workplace exposure to COVID-19, or to hire and effectively train new personnel, due to physical distancing protocols; and

•Increased volatility in our stock price due to financial market instability.

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

We recently acquired Emerald Medical Services and we may explore other acquisitions that complement or expand our business. Acquisitions pose significant risks and may materially adversely affect our business, financial condition and operating results.

In May 2020, we acquired all of the outstanding shares of Emerald Medical Services, a company incorporated and based in Singapore. Emerald Medical Services represents a new and exciting business opportunity; however, we do not have any prior experience in the complex medical catheter business, and we may not be able to successfully integrate or profitably operate this business, which may result in our not realizing the value paid for the acquisition. We expect to record goodwill and intangible assets in connection with the acquisition, and if we are not able to realize the value paid, it could lead to impairment of the assets acquired, for which we would need to recognize an expense charge. Our success will be largely influenced by management’s ability to hire and retain skilled personnel and determine the proper customer base and marketing channels to achieve our planned profitability levels.

As part of our business strategy, we may in the future pursue acquisitions of other businesses or technologies that we believe could complement, enhance or expand our current business or product lines, diversify our revenue base or that might otherwise offer us growth opportunities. We may have difficulty finding these opportunities or, if we do identify these opportunities, we may not be able to complete the transactions for various reasons, including a failure to secure financing.

The Emerald Medical Services acquisition, and any other transactions that we are able to identify and complete, involve a number of risks, including: the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture; possible adverse effects on our operating results during the integration process; unanticipated liabilities and litigation; and our possible inability to achieve the intended objectives or achieve the anticipated benefits of the transaction. In addition, we may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. Future acquisitions also may result in dilutive issuances of equity securities or the incurrence of additional debt.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported, on May 18, 2020, IntriCon Pte. Ltd. (“Buyer”), a wholly-owned subsidiary of the Company, acquired all of the outstanding shares of Emerald Medical Services Pte., Ltd., a Singapore company (“Emerald”), pursuant to a Share Purchase Agreement dated the same date among Buyer, Emerald and the direct and indirect owners of Emerald. As part of the purchase price, the Company issued to the owners a total of 80,000 shares of common stock of the Company. The issuance of these shares was made pursuant to the exemption from registration provided by Section 4(a)(2) of the Securities Act of 1933, as amended, for an issuance not involving a public offering based upon certain representations made by the owners.

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

10.3

Transition Agreement by and between Mark S. Gorder and the Company dated as of June 29, 2020. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2020).

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
101*

The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Operations (Unaudited); (iii) Consolidated Condensed Statements of Comprehensive (Loss) Income (Unaudited); (iv) Consolidated Condensed Statements of Equity (Unaudited); (v) Consolidated Condensed Statements of Cash Flows (Unaudited); and (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

104*	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

________________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION
(Registrant)

Date: August 10, 2020	By:	/s/ Mark S. Gorder
Mark S. Gorder
President and Chief Executive Officer (principal executive officer)

Date: August 10, 2020	By:	/s/ Scott Longval
Scott Longval
Executive Vice President, Chief Operating Officer, and Chief Financial Officer (principal financial officer)