Form 10-Q
period 2020-09-30
INTRICON CORP
filed 2020-11-10
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on October 31, 2020 was 8,943,370.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Share Amounts)

(unaudited)	September 30,	December 31,
	2020	2019
Current assets:
Cash and cash equivalents	$16,081	$8,523
Restricted cash	647	639
Short-term investment securities	14,176	23,451
Accounts receivable, less provision for doubtful accounts of $365 at September 30, 2020 and $325 at December 31, 2019	9,192	8,993
Inventories	20,463	16,377
Contract assets	10,592	10,237
Other current assets	1,426	1,975
Current assets of discontinued operations	-	80
Total current assets	72,577	70,275

Machinery and equipment	45,083	41,073
Less: Accumulated depreciation	30,915	27,522
Net machinery and equipment	14,168	13,551

Goodwill	13,714	9,551
Intangible assets	11,282	5,545
Operating lease right-of-use assets, net	3,812	4,372
Investment in partnerships	623	1,160
Long-term investment securities	-	8,629
Other assets, net	289	510
Total assets	$116,465	$113,593

Current liabilities:
Current financing leases	$34	$101
Current operating leases	1,512	1,729
Accounts payable	8,340	9,876
Accrued salaries, wages and commissions	4,271	2,274
Other accrued liabilities	4,429	2,869
Liabilities of discontinued operations	-	77
Total current liabilities	18,586	16,926

Noncurrent financing leases	2	30
Noncurrent operating leases	2,475	2,937
Other postretirement benefit obligations	349	382
Accrued pension liabilities	667	655
Deferred tax liabilities, net	1,104	-
Other long-term liabilities	3,790	2,171
Total liabilities	26,973	23,101
Commitments and contingencies (Note 18)
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 8,943 and 8,781 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	8,943	8,781
Additional paid-in capital	88,908	86,770
Accumulated deficit	(7,902)	(4,286)
Accumulated other comprehensive loss	(474)	(520)
Total shareholders' equity	89,475	90,745
Non-controlling interest	17	(253)
Total equity	89,492	90,492
Total liabilities and equity	$116,465	$113,593

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
(unaudited)	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019

Revenue, net	$27,367	$26,893	$72,472	$85,800
Cost of goods sold	20,169	20,120	54,096	62,253
Gross profit	7,198	6,773	18,376	23,547

Operating expenses:
Sales and marketing	1,365	2,609	5,038	9,071
General and administrative	3,654	3,715	11,673	10,551
Research and development	1,458	840	3,868	2,902
Restructuring charges	-	-	1,171	-
Impairment loss	-	-	-	3,765
Other operating expenses	253	-	746	-
Total operating expenses	6,730	7,164	22,496	26,289
Operating income (loss)	468	(391)	(4,120)	(2,742)

Interest income, net	41	240	322	703
Other income (expense), net	192	(52)	293	(458)
Income (loss) from continuing operations before income taxes and discontinued operations	701	(203)	(3,505)	(2,497)
Income tax expense	47	87	94	334
Income (loss) from continuing operations before discontinued operations	654	(290)	(3,599)	(2,831)
Loss on disposal of discontinued operations (Note 5)	-	-	-	(1,116)
Loss from discontinued operations (Note 5)	-	-	-	(597)
Net income (loss)	654	(290)	(3,599)	(4,544)
Less: Income allocated to non-controlling interest	10	-	17	-
Net income (loss) attributable to Intricon shareholders	$644	$(290)	$(3,616)	$(4,544)

Basic income (loss) per share attributable to Intricon shareholders:
Continuing operations	$0.07	$(0.03)	$(0.41)	$(0.32)
Discontinued operations	-	-	-	(0.20)
Net income (loss) per share:	$0.07	$(0.03)	$(0.41)	$(0.52)

Diluted income (loss) per share attributable to Intricon shareholders:
Continuing operations	$0.07	$(0.03)	$(0.41)	$(0.32)
Discontinued operations	-	-	-	(0.20)
Net income (loss) per share:	$0.07	$(0.03)	$(0.41)	$(0.52)

Average shares outstanding:
Basic	8,936	8,764	8,877	8,738
Diluted	9,272	8,764	8,877	8,738
(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In Thousands)
	Three Months Ended		Nine Months Ended
(unaudited)	September 30,	September 30,	September 30,	September 30,
	2020	2019	2020	2019
Net income (loss)	$654	$(290)	$(3,599)	$(4,544)
Realized foreign currency translation loss from discontinued operations previously unrealized, net of taxes of $0	-	-	-	280
Unrealized foreign currency translation adjustment from continuing operations, net of taxes of $0	5	9	31	(10)
Investment in partnerships, net of taxes of $0	-	-	-	118
Pension and postretirement obligations, net of taxes of $0	5	5	15	15
Comprehensive income (loss)	$664	$(276)	$(3,553)	$(4,141)
(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)
	Nine Months Ended
(unaudited)	September 30,	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(3,599)	$(4,544)
Loss from discontinued operations	-	1,713
Loss from continuing operations	(3,599)	(2,831)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	3,311	2,448
Equity in loss of partnerships	90	206
Stock-based compensation	2,044	1,514
Change in fair value of contingent consideration	253	-
Provision for doubtful accounts	40	(501)
Loss on disposal of assets	174	-
Impairment loss	-	3,765
Changes in operating assets and liabilities:
Accounts receivable	1,223	3,394
Inventories	(2,139)	110
Contract assets	(355)	(2,889)
Other assets	593	(165)
Accounts payable	(2,354)	(1,773)
Accrued expenses	1,878	(1,372)
Other liabilities	(1,114)	(123)
Net cash provided by operating activities of continuing operations	45	1,783
Net cash provided by (used in) operating activities of discontinued operations	3	(24)
Net cash provided by operating activities	48	1,759

Cash flows from investing activities:
Purchases of machinery and equipment	(2,562)	(3,787)
Payments for acquisition of a business	(7,128)	-
Payments for acquisition of intangible assets	(489)	(696)
Purchase of investment securities	(6,110)	(40,590)
Proceeds from sale of investment securities	-	38,015
Proceeds from maturities of investment securities	23,998	6,425
Investment in partnerships	-	(296)
Net cash provided by (used in) investing activities of continuing operations	7,709	(929)
Net cash used in investing activities of discontinued operations	-	(16)
Net cash provided by (used in) investing activities	7,709	(945)

Cash flows from financing activities:
Payment of financing leases	(79)	(82)
Exercise of stock options and employee stock purchase plan shares	173	263
Withholding of common stock upon vesting of restricted stock units	(246)	(304)
Net cash used in financing activities	(152)	(123)

Effect of exchange rate changes on cash	(39)	(50)

Net increase in cash	7,566	641
Cash, cash equivalents and restricted cash, beginning of period	9,162	8,047

Cash, cash equivalents and restricted cash, end of period	$16,728	$8,688

Non-cash investing and financing:
Acquisition of machinery and equipment in accounts payable	$75	$305
Acquisition of a business through liabilities incurred	3,705	-
Acquisition of a business through issuance of common stock	982	-
Investment in partnerships	442	-
Fitting software intangible assets through liabilities incurred and exchange of investment in partnership	-	3,093
(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Equity
(In Thousands)

	Shareholders' Equity, Three and Nine Months Ended September 30, 2020 (Unaudited)
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balance December 31, 2019	8,781	$8,781	$86,770	$(4,286)	$(520)	$(253)	$90,492
Exercise of stock options, net	11	11	4	-	-	-	15
Withholding of common stock upon vesting of restricted stock units	22	22	(220)	-	-	-	(198)
Shares issued under the employee stock purchase plan	5	5	48	-	-	-	53
Stock-based compensation	-	-	376	-	-	-	376
Net loss	-	-	-	(1,979)	-	-	(1,979)
Comprehensive income	-	-	-	-	18	-	18
Balance March 31, 2020	8,819	$8,819	$86,978	$(6,265)	$(502)	$(253)	$88,777
Exercise of stock options, net	18	18	(18)	-	-	-	-
Withholding of common stock upon vesting of restricted stock units	14	14	(62)	-	-	-	(48)
Shares issued under the employee stock purchase plan	3	3	36	-	-	-	39
Acquisition of Emerald Medical Services	80	80	902	-	-	-	982
Stock-based compensation	-	-	936	-	-	-	936
Net (loss) income	-	-	-	(2,281)	-	7	(2,274)
Comprehensive income	-	-	-	-	18	-	18
Balance June 30, 2020	8,934	$8,934	$88,772	$(8,546)	$(484)	$(246)	$88,430
Exercise of stock options, net	4	4	11	-	-	-	15
Withholding of common stock upon vesting of restricted stock units	1	1	(1)	-	-	-	-
Shares issued under the employee stock purchase plan	4	4	47	-	-	-	51
Controlling interest acquired in subsidiary	-	-	(253)	-	-	253	-
Stock-based compensation	-	-	332	-	-	-	332
Net income	-	-	-	644	-	10	654
Comprehensive income	-	-	-	-	10	-	10
Balance September 30, 2020	8,943	$8,943	$88,908	$(7,902)	$(474)	$17	$89,492

	Shareholders' Equity, Three and Nine Months Ended September 30, 2019 (Unaudited)
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balance December 31, 2018	8,664	$8,664	$84,999	$(509)	$(927)	$(253)	$91,974
Exercise of stock options, net	27	27	(9)	-	-	-	18
Withholding of common stock upon vesting of restricted stock units	20	20	(255)	-	-	-	(235)
Shares issued under the employee stock purchase plan	3	3	67	-	-	-	70
Stock-based compensation	-	-	329	-	-	-	329
Net income	-	-	-	775	-	-	775
Comprehensive income	-	-	-	-	130	-	130
Balance March 31, 2019	8,714	$8,714	$85,131	$266	$(797)	$(253)	$93,061
Exercise of stock options, net	29	29	22	-	-	-	51
Withholding of common stock upon vesting of restricted stock units	6	6	(6)	-	-	-	-
Shares issued under the employee stock purchase plan	2	2	48	-	-	-	50
Stock-based compensation	3	3	534	-	-	-	537
Net loss	-	-	-	(5,030)	-	-	(5,030)
Comprehensive income	-	-	-	-	259	-	259
Balance June 30, 2019	8,754	$8,754	$85,729	$(4,764)	$(538)	$(253)	$88,928
Exercise of stock options, net	12	12	16	-	-	-	28
Withholding of common stock upon vesting of restricted stock units	10	10	(79)	-	-	-	(69)
Shares issued under the employee stock purchase plan	2	2	44	-	-	-	46
Stock-based compensation	-	-	648	-	-	-	648
Net (loss)	-	-	-	(290)	-	-	(290)
Comprehensive income	-	-	-	-	14	-	14
Balance September 30, 2019	8,778	$8,778	$86,358	$(5,054)	$(524)	$(253)	$89,305
(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Share and Per Share Data)

1. General

In the opinion of management, the accompanying consolidated condensed financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly Intricon Corporation's (“Intricon”, the “Company”, “we” or “our”) consolidated condensed financial position as of September 30, 2020 and December 31, 2019, the consolidated condensed results of its operations and statements of equity for the three and nine months ended September 30, 2020 and 2019, and the consolidated condensed statements of cash flows for the nine months ended September 30, 2020 and 2019. Results of operations for the interim periods are not necessarily indicative of the results of operations expected for the full year or any other interim period. The preparation of consolidated condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, as well as the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates particularly as it relates to estimates reliant on forecasts and other assumptions impacted by the COVID-19 pandemic.

In March 2020, the World Health Organization categorized COVID-19 (coronavirus) as a pandemic and the President of the United States declared the outbreak a national emergency. There are many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its customers, employees, suppliers, vendors, and business partners. We are unable to predict the impact that the COVID-19 pandemic will have on our financial position and operating results due to numerous uncertainties. The Company expects to continue to assess the evolving impact of the COVID-19 pandemic and intends to make adjustments to its responses accordingly. The Company considered the impacts of the COVID-19 pandemic on the assumptions and estimates used, including reviewing our long-lived assets for impairment, and determined that for the three and nine months ended September 30, 2020, the COVID-19 pandemic did not have a material adverse impact. These consolidated condensed financial statements should be read in conjunction with the consolidated condensed financial statements and the notes thereto included in our 2019 Annual Report on Form 10-K filed with the SEC.

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

During the quarter ended September 30, 2020, the Company increased our ownership interest in EarVenture, a subsidiary of the Company, from 50% to 100%.

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

Business Combinations

We record identifiable assets acquired and liabilities assumed in business combinations recorded at their estimated fair values on the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. This requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between goodwill and assets that are depreciated and amortized. Our estimates are based on historical experience, information obtained from the management of the acquired companies and, when appropriate, include assistance from independent third-party appraisal firms. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events or circumstances may occur which may affect the accuracy or validity of such estimates.

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

Reclassification

The Company changed the classification of certain other assets, net to intangible assets on the consolidated condensed balance sheet for the period ended September 30, 2020. To conform with the current period presentation, amounts previously reported as other assets, net, of $5,545 as of December 31, 2019, have been reclassified to intangible assets to conform with the current period presentation. Refer to Note 11 for additional details.

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

In April 2020, the FASB issued ASU 2020-04, Reference Rate Reform Topic 848, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. Topic 848 provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective as of March 12, 2020.This standard update is not expected to have a material impact on our financial position, results of operations and cash flows.

3. Business Combination

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

In addition, Emerald has a 54% ownership interest in Emerald Extrusion Services LLC. (“EES), based in California. The 54% ownership interest of EES was transferred from Intricon Pte. Ltd. to Intricon during the third quarter of 2020 with no impact to our consolidated condensed financial statements. Based on this controlling financial interest, the Company has consolidated this entity based on our voting interest.

On May 21, 2020, the Securities and Exchange Commission announced that it has adopted amendments to the financial disclosure requirements in Regulation S-X for acquisitions and dispositions of businesses. This guidance reduces the burden on companies by making more meaningful determinations on the significance of an acquired or disposed business by updating the significance test, among other things. As permitted, Intricon has early adopted this guidance and applied the updates in performing the significance test for the Emerald acquisition. Based on the updated guidance, Emerald is not deemed significant to our consolidated condensed financial statements and therefore, historic and pro forma financial statements are not required to be disclosed.

The total purchase price of $11,815 consisted of a cash payment paid at closing of $7,128, subject to a post-closing working capital adjustment of $291, the issuance of 80 thousand shares of the Company’s common stock valued at $982 issued at closing, which shares will be held in an escrow account for a period of 18 months to resolve any post-closing claims by the Buyer, as well as a liability for contingent consideration of $3,414. The liability for contingent consideration consists of a cash payment of $500 payable in the event that regulatory approval in Japan is obtained for a particular product within twelve months of closing, an earn-out payment of between $333 and $1,000 if Emerald has net revenues ranging from $9.0 million to $11.0 million during the first year after closing, and additional earn-out payments equal to 28% of all Emerald net revenues arising from the sale of certain products or to certain customers for each of the first three years after closing. The liability for contingent consideration is a fair value measurement based on various level 3 inputs using a scenario-based method. The key assumptions included forecasts of future revenues and cash flows of certain products, and the selection of the discount rate for the contingent consideration liability. The liability for contingent consideration is subject to fair value adjustments each reporting period that will be recognized through the statement of operations. For the period ended September 30, 2020, we recorded $253 of change in fair value of contingent consideration within other operating expenses primarily due to the Company obtaining regulatory approval in Japan for a particular product as well as increases in the fair value of future estimated payments due to the passage of time. The regulatory approval will result in a cash payment of $500 to the sellers under the Emerald purchase agreement which will be paid out during the fourth quarter of 2020.

In connection with the acquisition, the Company recorded acquisition costs of $493 for the nine months ended September 30, 2020 related to legal, professional fees and other miscellaneous costs. These costs are recorded within other operating expenses within the consolidated condensed statements of operations.

Our consolidated condensed statements of operations for the three and nine months ended September 30, 2020 include revenues of $2,816 and $3,962, respectively, and net income of ($48) and $0, respectively, attributable to the acquiree for the period from May 19 through September 30, 2020.

We accounted for the acquisition in accordance with ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair value on the acquisition date. We have up to one year from the acquisition date to finalize the purchase price allocation. As such, these estimates may change which would likely result in an increase or decrease in goodwill. A preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed is included in the table below. A preliminary intangible asset of $6,400 was recorded as a part of purchase accounting related to the value of identifiable customer relationships acquired. These intangibles are being amortized over an 8 year useful life. The fair value assigned to the identifiable intangible asset was determined primarily by using the excess earnings method. The key assumptions included in the excess earnings method include forecasts of future revenues and cash flows of certain products, and the selection of the discount rates. A preliminary net deferred tax liability of $1,055 was established on the acquisition date related to book-tax differences from the amortization of the intangibles as well as certain other purchasing accounting adjustments. Preliminary goodwill of $4,041 was recorded, representing the benefits of increased operating scale and growth opportunities through currently unidentifiable customers. The goodwill balance is not amortizable for tax purposes. As of September 30, 2020, we recorded $122 in purchase accounting adjustments related to accrued salaries, increasing goodwill and accrued salaries, wages and commissions, respectively, within our consolidated condensed balance sheet.

The purchase price was allocated as follows:

Current assets	$3,104
Machinery and equipment	172
Intangible assets	6,400
Goodwill	4,163
Noncurrent assets	169
Current liabilities	(1,105)
Noncurrent liabilities	(1,088)
Total consideration paid	$11,815

4. Restructuring Charges

On May 20, 2020, the Company announced a strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas. The plan, which was approved by the Company’s Board of Directors, was completed as of June 30, 2020, and consisted primarily of transitioning our direct-to-end-consumer operations at Hearing Help Express to solely support partnership initiatives including the reduction of advertising expenses as well as global net workforce reductions. Total restructuring charges for the nine months ended September 30, 2020 were $1,171, including $732 related to one-time employee termination benefits, $326 for lease modification costs at Hearing Help Express and $113 for losses on disposal of assets. As of September 30, 2020, outstanding restructuring liabilities included unpaid employee termination benefits of $521.

5. Discontinued Operations

On June 25, 2019, the Company’s officers, pursuant to delegated authority from the board, approved plans to discontinue the operations of its UK subsidiary within the body worn device segment. During the first quarter of 2020, the remaining assets and liabilities of the subsidiary were settled.

As the disposal meets the definition of a strategic shift, the results of the UK operations have been classified as loss from discontinued operations, in the accompanying consolidated condensed statements of operations, comprehensive (loss) income and cash flows. Current assets and liabilities of the discontinued operations have been reclassified and reflected on the accompanying consolidated condensed balance sheets as “Current assets of discontinued operations,” and “Liabilities of discontinued operations”, respectively. Prior periods relating to our discontinued operations have been reclassified to reflect consistency within our consolidated condensed financial statements. There was no income tax expense or benefit related to our discontinued operations for any period presented.

The total assets and liabilities of the UK subsidiary at December 31, 2019 were as follows:

December 31,
2019
Other current assets	$80
Other accrued liabilities	77
Net assets (liabilities)	$3

The loss on disposal of discontinued operations for the nine months ended September 30, 2019 was computed as follows:

Cash and cash equivalents	$5
Accounts receivable, net	72
Write-down of inventory to realizable value	278
Write-down of property, plant and equipment to salvage value	298
Other assets and liabilities, net	71
Realized loss on foreign currency	280
Net assets disposed	1,004
Additional disposal costs, net	112
Loss on disposal of discontinued operations	$1,116

The following table shows the results of the UK subsidiary’s discontinued operations:

Nine Months Ended
September 30, 2019
Revenue, net	$1,068
Cost of goods sold	667
Gross profit	401
Sales and marketing	314
General and administrative	684
Total operating expenses	998
Loss from discontinued operations	$(597)

6. Segment Reporting

The Company currently operates in two reportable segments: body-worn devices and hearing health direct-to-end-consumer (DTEC). The nature of distribution and services has been deemed separately identifiable. Therefore, segment reporting has been applied. The following table summarizes certain data from continuing operations by reportable segment:

For the Three Months Ended September 30, 2020	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$26,415	$952	$27,367
Income from continuing operations before income taxes and discontinued operations	561	140	701
Depreciation and amortization	1,244	14	1,258
Capital expenditures	578	32	610

For the Nine Months Ended September 30, 2020	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$68,960	$3,512	$72,472
Loss from continuing operations before income taxes and discontinued operations	(1,868)	(1,637)	(3,505)
Depreciation and amortization	3,245	66	3,311
Capital expenditures	2,530	32	2,562

For the Three Months Ended September 30, 2019	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$25,383	$1,510	$26,893
Income (loss) from continuing operations before income taxes and discontinued operations	750	(953)	(203)
Depreciation and amortization	712	108	820
Capital expenditures	1,374	54	1,428

For the Nine Months Ended September 30, 2019	Body Worn Devices	Hearing Health DTEC	Total
Revenue, net	$80,924	$4,876	$85,800
Impairment loss	-	(3,765)	(3,765)
Income (loss) from continuing operations before income taxes and discontinued operations	5,106	(7,603)	(2,497)
Depreciation and amortization	2,210	238	2,448
Capital expenditures	3,651	136	3,787

The following table summarizes the identifiable assets (excluding goodwill) and goodwill by reportable segment as of the following dates:

	September 30,	December 31,
	2020	2019
Body Worn Devices:
Identifiable assets (excluding goodwill)	$100,907	$101,311
Goodwill	13,714	9,551
Hearing Health DTEC:
Identifiable assets (excluding goodwill)	1,844	2,651

7. Geographic Information

The geographical distribution of long-lived assets to geographical areas consisted of the following at:

	September 30,	December 31,
	2020	2019
United States	$12,749	$12,215
Singapore	1,251	1,263
Other	168	73
Consolidated	$14,168	$13,551

Long-lived assets consist of machinery and equipment. Excluded from long-lived assets are investments in partnerships, patents, goodwill, intangible assets, operating lease right-of-use (ROU) assets and certain other assets. The Company capitalizes long-lived assets pertaining to the production of specialized parts. These assets are periodically reviewed to ensure the net realizable value from the estimated future production based on forecasted cash flows exceeds the carrying value of the assets.

The geographical distribution of net revenue to geographical areas for the three and nine months ended September 30, 2020 and 2019 were as follows:

	Three Months Ended		Nine Months Ended
Net Revenue to Geographical Areas	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
United States	$18,136	$22,483	$53,152	$71,059
Europe	1,926	1,248	4,070	4,480
Asia	3,595	2,780	8,586	9,508
All other countries	3,710	382	6,663	753
Consolidated	$27,367	$26,893	$72,472	$85,800

Geographic net revenue is allocated based on the location of the customer.

For the three and nine months ended September 30, 2020, one customer accounted for 61% of the Company’s consolidated net revenue. For the three and nine months ended September 30, 2019, one customer accounted for 59%, of the Company’s consolidated net revenue.

Two customers combined accounted for 56% and 51% of the Company’s consolidated accounts receivable at September 30, 2020 and December 31, 2019, respectively.

One customer accounted for 92% and 86% of the Company’s consolidated contract assets at September 30, 2020 and December 31, 2019, respectively.

8. Investment in Partnerships

Investment in partnerships consisted of the following:

	September 30,	December 31,
	2020	2019
Investment in Signison	$429	$852
Other	194	308
Total	$623	$1,160

The Company has a 50% ownership interest in Signison as of September 30, 2020. Signison is accounted for in the Company’s consolidated condensed financial statements using the equity method.

9. Investment Securities

The Company invests in commercial paper, corporate notes and bonds with original maturities of less than two years. The Company classifies these investments as held to maturity based on our intent and ability to hold these investments until maturity. As a result, these investments are recorded at amortized cost, which approximates fair value, using level 2 inputs.

The maturity dates of our investments as of September 30, 2020 are as follows:
	Less than one year	1-5 years	Total
Commercial Paper Original Maturities of 91 Days or More	$2,496	$-	$2,496
Corporate Notes and Bonds	11,680	-	11,680
Total Investments	$14,176	$-	$14,176

The maturity dates of our investments as of December 31, 2019 are as follows:
	Less than one year	1-5 years	Total
Commercial Paper Original Maturities of 91 Days or More	$8,461	$-	$8,461
Corporate Notes and Bonds	14,990	8,629	23,619
Total Investments	$23,451	$8,629	$32,080

The Company also maintains excess funds within level 1 money market accounts included within cash and cash equivalents. Cash available in our money market accounts at September 30, 2020 and December 31, 2019 was $14,394 and $7,200, respectively.

10. Inventories

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
September 30, 2020
Domestic	$11,946	$1,182	$2,301	$15,429
Foreign	3,777	1,069	188	5,034
Total	$15,723	$2,251	$2,489	$20,463

December 31, 2019
Domestic	$10,379	$736	$2,375	$13,490
Foreign	2,482	215	190	2,887
Total	$12,861	$951	$2,565	$16,377

11. Intangible assets

Definite-lived intangible assets consisted of the following at:

	September 30, 2020		December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer list	$6,400	$(267)	$-	$-
Self-fitting software	3,975	(397)	3,679	-
Technology access	2,750	(1,179)	2,750	(884)
Total	$13,125	$(1,843)	$6,429	$(884)

The customer list was established as a part of purchase accounting related to our Emerald acquisition; see Note 3. The estimated useful life is eight years with amortization expense recorded within sales and marketing.

In January 2019, the Company purchased the source code for self-fitting software from Soundperience for 1,750 Euros and also transferred our 49% ownership interest in Soundperience to the majority owner for a total investment of $3,679. Amortization began during the second quarter of 2020 based on an estimated useful life of five years. The amortization expense is recorded within research and development.

The technology access asset provides the Company with wireless hearing aid technology and is being amortized based on an estimated useful life of seven years. The amortization expense is recorded within research and development.

12. Other Accrued Liabilities

Other accrued liabilities consisted of the following at:

	September 30, 2020	December 31, 2019
Pension	$120	$120
Postretirement benefit obligation	71	71
Accrued stock compensation	400	-
Deferred revenue	250	327
Current self-fitting software liability	253	285
Current technology access liability	989	1,236
Current earn-out contingent consideration liability	1,251	-
Other	1,095	830
Total	$4,429	$2,869

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

13. Other long-term liabilities

Other long-term liabilities consisted of the following at:

	September 30,	December 31,
	2020	2019
Noncurrent self-fitting software liability	$810	$922
Noncurrent technology access liability	495	989
Noncurrent earn-out contingent consideration liability	2,416	-
Other	69	260
Total	$3,790	$2,171

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

14. Leases

The Company’s leases pertain primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more. The Company has three leased facilities in Minnesota, two that expire in 2022 and one that expires in 2023, one leased facility in Illinois that expires in 2022, one leased facility in California that expires in 2022, two leased facilities in Singapore, one that expires in 2020 and one that expires in 2025, one leased facility in Indonesia that expires in 2024, and one leased facility in Germany that expires in 2022.

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

As of September 30, 2020, the Company has a weighted-average lease term of 0.9 years for its finance leases, and 3.1 years for its operating leases. As of September 30, 2020, the Company has a weighted-average discount rate of 5.56% for its finance leases, and 5.13% for its operating leases. Discount rates are determined based on 5 year term incremental borrowing rates at inception of the lease. Operating cash flows for the nine months ended September 30, 2020 from operating leases were $1,415. Financing lease assets are classified as machinery and equipment within the consolidated condensed balance sheet.

The following tables summarizes lease costs by type:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$ 21	$ 27	$ 73	$ 76
Interest on lease liabilities	-	3	3	8

Operating lease cost	494	462	1,368	1,379
Variable lease cost*	147	138	446	417
Total lease cost	$ 662	$ 630	$ 1,890	$ 1,880

*Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our domestic and foreign building leases.

Maturities of lease liabilities are as follows as of September 30, 2020:

	Operating Leases	Financing Leases	Total
2020	$416	$16	$432
2021	1,687	24	1,711
2022	1,195	3	1,198
2023	595	-	595
2024	275	-	275
2025 and thereafter	156	-	156
Total lease payments	4,324	43	4,367
Less: Interest	(337)	(7)	(344)
Present value of lease liabilities	$3,987	$36	$4,023

15. Income Taxes

Income tax expense for the three and nine months ended September 30, 2020 was $47 and $94, compared to $87 and $334, for the same period in 2019, respectively. The expense was largely due to our foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes. The Company has recorded a full valuation allowance against US deferred tax assets as of September 30, 2020. Upon acquisition of Emerald, a net deferred tax liability of $1,055 was established on the acquisition date related to book-tax differences from the amortization of the intangibles as well as certain other assets, see Note 3.

The following was the income (loss) from continuing operations before income taxes and discontinued operations for each jurisdiction in which the Company has operations for the three and nine months ended September 30, 2020 and 2019.

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
United States	$521	$(261)	$(3,315)	$(3,015)
Singapore	140	(90)	(291)	131
Indonesia	16	18	51	58
Germany	24	130	50	329
Income (loss) from continuing operations before income taxes and discontinued operations	$701	$(203)	$(3,505)	$(2,497)

CARES Act

On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contained in part, an allowance for deferral of the employer portion of Social Security employment tax liabilities until 2021 and 2022, as well as a COVID-19 employee retention tax credit (“CRC”) of up to $5,000 per eligible employee.

Based on the timing of the CARES Act, for the three and nine months ended September 30, 2020, the related tax benefits from the CARES Act were not material. We are currently reviewing the potential future benefits related to employee retention tax credits and the payroll tax deferral provision to assess the impact on our financial position, results of operations and cash flows.

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

For the nine months ended September 30, 2020, the Company granted 100 RSUs at a weighted average closing price on the date of grant of $15.61. The RSUs vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant at which time common stock is issued with respect to vested units.

The Company has also granted stock options under the plans. Options granted under the plans generally vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant and have a maximum term of 10 years.

Stock award activity as of and during the nine months ended September 30, 2020 was as follows:

	Outstanding Awards
	Stock Options	RSUs	Total	Stock Option Weighted-Average Exercise Price (a)	Aggregate Intrinsic Value

Outstanding at December 31, 2019	746	128	874	$6.39
Awards granted	-	100	100	-
Awards exercised or released	(49)	(56)	(105)	4.72

Outstanding at September 30, 2020	697	172	869	$6.51	$6,045

Exercisable at September 30, 2020	697	-	697	$6.51	$3,950

Available for future grant at December 31, 2019	183

Available for future grant at September 30, 2020	117

(a) The weighted average exercise price calculation does not include outstanding RSUs

The number of shares available for future grants at September 30, 2020 does not include a total of up to 331 shares subject to options outstanding under the 2006 Equity Incentive Plan, which will become available for grant under the 2015 Equity Incentive Plan as outstanding options under the 2006 Equity Incentive Plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise of such options.

The Company recorded $332 and $2,044 of non-cash stock compensation expense for the three and nine months ended September 30, 2020, respectively, compared to $648 and $1,514 for the same periods in 2019, respectively. During the nine months ended September 30, 2020, we recorded a cumulative non-cash stock compensation expense adjustment of $422 for individuals who are retirement eligible and therefore have vested in stock awards according to our plan. The adjustment was not material to our consolidated condensed financial statements for any quarterly or annual period. As of September 30, 2020, there was $1,791 of total unrecognized compensation costs related to non-vested stock option and RSU awards that are expected to be recognized over a weighted-average period of 1.94 years. The total intrinsic value of options exercised during the nine months ended September 30, 2020 was $440.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, through September 30, 2020, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 12 and 7 shares purchased under the plan for the nine months ended September 30, 2020 and 2019, respectively.

17. Income Per Share

The following table presents a reconciliation between basic and diluted earnings per share:

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator:
Income (loss) from continuing operations before discontinued operations	$654	$(290)	$(3,599)	$(2,831)
Loss from discontinued operations (Note 5)	-	-	-	(1,713)
Less: Income allocated to non-controlling interest	(10)	-	(17)	-
Net income (loss) attributable to Intricon shareholders	$644	$(290)	$(3,616)	$(4,544)

Denominator:
Basic – weighted shares outstanding	8,936	8,764	8,877	8,738
Dilutive effect from stock awards	336	-	-	-
Diluted – weighted shares outstanding	9,272	8,764	8,877	8,738

Basic income (loss) per share attributable to Intricon shareholders:
Continuing operations	$0.07	$(0.03)	$(0.41)	$(0.32)
Discontinued operations	-	-	-	(0.20)
Net income (loss) per share:	$0.07	$(0.03)	$(0.41)	$(0.52)

Diluted income (loss) per share attributable to Intricon shareholders:
Continuing operations	$0.07	$(0.03)	$(0.41)	$(0.32)
Discontinued operations	-	-	-	(0.20)
Net income (loss) per share:	$0.07	$(0.03)	$(0.41)	$(0.52)

Earnings per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share. Stock options are dilutive when the average market price of Company stock exceeds the exercise price of the potentially dilutive options. When dilutive, stock options are included as equivalents using the treasury stock method when computing the diluted earnings per share. Unvested shares represented by RSUs are also included in the dilution calculation, net of assumed proceeds and equivalent share repurchases.

For the nine months ended September 30, 2020, weighted average options and RSUs outstanding of 389 were excluded from the dilutive calculation as their effect would have been antidilutive based on losses in the period. For the three and nine months ended September 30, 2019, weighted average options and RSUs outstanding of 880 and 903, respectively, were excluded from the dilutive calculation as their effect would have been antidilutive based on losses in the period.

18. Legal Proceedings

The Company is a defendant along with a number of other parties in lawsuits alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued heat technologies segment which was sold in March 2005. Due to the non-informative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. Certain insurance carriers have informed the Company that the primary policies for the period August 1, 1967-1978 have been exhausted and that the carriers will no longer provide defense and insurance coverage under those policies. However, the Company has other primary and excess insurance policies that the Company believes afford coverage for later years. Some of these other primary insurers have accepted defense and insurance coverage for these suits, and some of them have either ignored the Company’s tender of defense of these cases, or have denied coverage, or have accepted the tenders but asserted a reservation of rights and/or advised the Company that they need to investigate further. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, the Company believes that it will have funds available for defense and insurance coverage under the non-exhausted primary and excess insurance policies. The Company is also exploring insurance coverage for these lawsuits under primary and excess policies that pre-date 1967. However, unlike the older policies, the more recent policies have deductible amounts for defense and settlements costs that the Company will be required to pay; accordingly, the Company expects that its litigation costs will increase in the future. Further, many of the policies covering later years (approximately 1984 and thereafter) have exclusions for any asbestos products or operations, and thus do not provide insurance coverage for asbestos-related lawsuits. The Company does not believe that the asserted exhaustion of some of the primary insurance coverage for the 1967-1978 period will have a material adverse effect on its financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits, and the significant number of policy years and policy limits under which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company's consolidated condensed financial position or results of operations.

The Company is also involved in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect our consolidated condensed financial position, liquidity or results of operations.

19. Related-Party Transactions

The Company has a 50% ownership in Signison, a German based hearing health company. Signison owes the Company a notes receivable, net of allowances, of $429 which is included in investment in partnership on the balance sheet as of September 30, 2020.

20.Revenue by Market

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

All of the Company’s products manufactured for the medical market are designed to each customer’s specifications, do not have an alternative use and cannot be sold or redirected by the Company to others. The Company considers contractual arrangements, laws and legal precedent in determining whether an enforceable right is present. The Company has an enforceable right to payment for any finished or in-process units, including a reasonable margin, if the customer terminates the contract for reasons other than the Company’s failure to perform as promised within our medical diabetes market and a select customer within our other medical market. For contractual arrangements in which an enforceable right exists, control of these units is deemed to transfer to the customer over time during the manufacturing process, using the same measure of progress toward satisfying the promise to deliver the units to the customer. Consequently, the transaction price is recognized as revenue over time for contractual arrangements with an enforceable right, based on actual costs incurred in the manufacturing process to date relative to total expected costs to produce all ordered units. The transaction price for contractual arrangements without an enforceable right to payment for any finished or in-process units including a reasonable margin is recognized as revenue at a point in time.

Medical market products are invoiced when shipped and paid within normal commercial terms. The Company records a contract asset for revenue recognized over time in the production process for customized products that have not been shipped or invoiced to the customer.

Revenue recognition for the remaining markets- Revenue for the non-medical markets are recognized at a point in time.

Revenues recognized from our recently acquired subsidiary, Emerald, have been classified within Other Medical.

The following tables set forth, for the periods indicated, timing of revenue recognition by market:

Timing of revenue recognition for the three months ended September 30, 2020:

	Products and services transferred at point in time	Products and services transferred over time	Total
Medical:
Diabetes	$-	$14,518	$14,518
Other Medical	4,973	1,158	6,131
Hearing Health:
Value Based DTEC	953	-	953
Value Based ITEC	1,779	-	1,779
Legacy OEM	2,759	-	2,759
Professional Audio Communications:	1,227	-	1,227
Total Revenue, net	$11,691	$15,676	$27,367

Timing of revenue recognition for the nine months ended September 30, 2020:

	Products and services transferred at point in time	Products and services transferred over time	Total
Medical:
Diabetes	$-	$41,569	$41,569
Other Medical	9,154	4,402	13,556
Hearing Health:
Value Based DTEC	3,513	-	3,513
Value Based ITEC	3,888	-	3,888
Legacy OEM	6,444	-	6,444
Professional Audio Communications:	3,502	-	3,502
Total Revenue, net	$26,501	$45,971	$72,472

Timing of revenue recognition for the three months ended September 30, 2019:

	Products and services transferred at point in time	Products and services transferred over time	Total
Medical:
Diabetes	$-	$15,723	$15,723
Other Medical	-	3,376	3,376
Hearing Health:
Value Based DTEC	1,510	-	1,510
Value Based ITEC	2,443	-	2,443
Legacy OEM	2,405	-	2,405
Professional Audio Communications:	1,436	-	1,436
Total Revenue, net	$7,794	$19,099	$26,893

Timing of revenue recognition for the nine months ended September 30, 2019:

	Products and services transferred at point in time	Products and services transferred over time	Total
Medical:
Diabetes	$-	$50,837	$50,837
Other Medical	-	9,947	9,947
Hearing Health:
Value Based DTEC	4,876	-	4,876
Value Based ITEC	7,419	-	7,419
Legacy OEM	7,749	-	7,749
Professional Audio Communications:	4,972	-	4,972
Total Revenue, net	$25,016	$60,784	$85,800

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

21. Subsequent Events

Grant of Stock Awards

On October 19, 2020, the Company granted 30 restricted stock units to the former CEO under the Transition Agreement with him, which settled the $400 other accrued liability that existed as of September 30, 2020.

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

During the quarter ended September 30, 2020, the Company increased our ownership interest in EarVenture, a subsidiary of the Company, from 50% to 100%.

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

The Company’s priority remains the health and safety of its employees, its customers and their patients, as well as the communities we serve. As the unprecedented threat of COVID-19 emerged, Intricon began implementing measures in an effort to address and prioritize the health and safety of its employees and their communities, while at the same time continuing to support customers and partners. These measures included the following:

•Health and Safety: Based on the expertise and recommendations from federal and local government and health agencies, Intricon has implemented remote and flexible work arrangements for employees wherever possible. We have also implemented other measures, such as restricting travel, to protect the health and safety of our customers, their patients and our employees

•Maintaining Operations: Consistent with applicable exceptions, we are maintaining streamlined manufacturing, assembly and other related operations at all sites in order to continue providing products to our customers and partners. For our employees involved in such operation-critical processes, we have implemented several other recommended best practices to protect the health and safety of our workforce. In addition, we have modified the shifts of employees involved in other operation-critical processes to minimize risk for these employees.

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

Although our operating facilities remain open as of September 30, 2020, the effects of a COVID-19 outbreak could include the temporary shutdown of our facilities in the United States, Asia or Europe, disruptions or restrictions on the ability to ship our products to our customers as well as disruptions that may affect our customers and suppliers.

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

Intricon currently has a presence in the diabetes, drug delivery and surgical navigation markets. For diabetes, Intricon works with Medtronic to manufacture their wireless continuous glucose monitors (CGM), sensor assemblies, and accessories associated with Medtronic’s insulin pump and CGM system. In September 2016, the FDA approved Medtronic’s current generation insulin pump system, the MiniMed 670G system. The MiniMed 670G was the world’s first hybrid closed loop insulin delivery system.. In March 2018, the FDA approved the Guardian Connect, Medtronic’s standalone CGM system that allows patients to stay ahead of high and low glucose events. In late 2019, Medtronic received approval and began distributing the 670G system in select European countries, subject to local regulatory requirements. In September 2020, Medtronic announced FDA approval for the MiniMed 770G Insulin Pump System with smartphone connectivity. This latest system by Medtronic expands the benefits of hybrid closed loop therapy to younger children living with type 1 diabetes and makes it easier to access and share real-time CGM and pump data. The system will enable caregivers and care partners to see user data remotely on their smartphones, with proactive in-app notices sent when glucose levels are out of range. The data can also be shared automatically with clinicians and educators to help facilitate more effective telehealth visits and product trainings. This connectivity also gives Medtronic the ability to provide upgrades to future technology via software updates which can further enhance security and device features. We are excited that our components are designed into and support such a revolutionary diabetes management system. Looking ahead, we believe there are opportunities to expand our diabetes product offering with Medtronic, as well as move into new markets outside of the diabetes market.

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

Today in the US market, the legacy channel pushes all hearing-impaired through the same inefficient, costly channel. However, a very large portion of the hearing-impaired market – mostly notably those with mild to moderate losses – could be properly served with the proper combination of high quality, outcome-based devices, advanced fitting software and consumer services/care best practices – all at much lower cost. We believe fundamental change is needed and are excited about the opportunity that we created through thoughtful hard work and planning: a chance to deliver superior outcomes-based affordable hearing healthcare, by combining state-of-the-art devices and software technology, designed to support a more efficient delivery model.

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

On August 18, 2017, President Donald Trump signed into law H.R. 2430, the FDA Reauthorization Act of 2017, which includes a section concerning the regulation of OTC hearing aids. The law is designed to enable adults with mild to moderate hearing loss to access OTC hearing aids without being seen by a hearing care professional. The law requires the FDA to create and regulate a category of OTC hearing aids to ensure they meet the same high standards for safety, consumer labeling, and manufacturing protection that all other medical devices must meet; however, the FDA has been delayed in promulgating regulations regarding OTC hearing aids due to COVID-19 priorities at the FDA, which delay will likely have an adverse impact on hearing health markets over the course of 2020. Today, Intricon serves both the value-based hearing healthcare channel and the legacy hearing health channel.

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

Certain accounting estimates and assumptions are particularly sensitive because their significance to the consolidated condensed financial statements and the possibility that future events affecting them may differ markedly. The accounting policies of the Company with significant estimates and assumptions include the Company’s revenue recognition, inventory valuation, goodwill, certain long-lived assets and contingent consideration liabilities. These and other significant accounting policies are described in and incorporated by reference from “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Note 1 to the consolidated condensed financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Business Combinations

We record identifiable assets acquired and liabilities assumed in business combinations recorded at their estimated fair values on the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. This requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between goodwill and assets that are depreciated and amortized. Our estimates are based on historical experience, information obtained from the management of the acquired companies and, when appropriate, include assistance from independent third-party appraisal firms. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events or circumstances may occur which may affect the accuracy or validity of such estimates.

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

Following the Company’s decision in the first quarter to no longer pursue a direct-to-end-consumer approach to the hearing health market, we made the decision to transition our remaining direct-to-end-consumer operations at Hearing Help Express to solely support our partnership initiatives. In addition, while continued uncertainties remain from the COVID-19 pandemic, we are taking many significant steps to decrease our expenditure profile and current spending run-rate. The following are significant items included in our strategic restructuring plan:

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

Revenue, net

Below is a summary of our revenue by main markets for the three and nine months ended September 30, 2020 and 2019:

			Change
Three Months Ended September 30,	2020	2019	Dollars	Percent
Medical:
Diabetes	$14,518	$15,723	$(1,205)	-7.7%
Other Medical	6,131	3,376	2,755	81.6%
Total	$20,649	$19,099	$1,550	8.1%
Hearing Health:
Value Based DTEC	$953	$1,510	$(557)	-36.9%
Value Based ITEC	1,779	2,443	(664)	-27.2%
Legacy OEM	2,759	2,405	354	14.7%
Total	$5,491	$6,358	$(867)	-13.6%
Professional Audio Communications	$1,227	$1,436	$(209)	-14.6%
Total Net Revenue	$27,367	$26,893	$474	1.8%

			Change
Nine Months Ended September 30,	2020	2019	Dollars	Percent
Medical:
Diabetes	$41,569	$50,837	$(9,268)	-18.2%
Other Medical	13,556	9,947	3,609	36.3%
Total	$55,125	$60,784	$(5,659)	-9.3%
Hearing Health:
Value Based DTEC	$3,513	$4,876	$(1,363)	-28.0%
Value Based ITEC	3,888	7,419	(3,531)	-47.6%
Legacy OEM	6,444	7,749	(1,305)	-16.8%
Total	$13,845	$20,044	$(6,199)	-30.9%
Professional Audio Communications	$3,502	$4,972	$(1,470)	-29.6%
Total Net Revenue	$72,472	$85,800	$(13,328)	-15.5%

For the three and nine months ended September 30, 2020, we experienced a decrease of 7.7% and 18.2%, respectively, in net revenue in the diabetes medical market compared to the same period in 2019 driven by the timing of certain international orders filtering through various local regulatory requirements as well as a delay in orders due to uncertainty surrounding the COVID-19 pandemic. Although we cannot predict the specific extent or duration of the impact of the COVID-19 pandemic on our financial and operating results, we anticipate the potential for future impacts on various product lines in our medical diabetes market. We have proactively communicated with customers to understand their needs and forecast the financial implications from these conversations.

Other medical net revenue for the three and nine months ended September 30, 2020, increased 81.6% and 36.3% compared to the same period in 2019. The increase was driven by the three and nine month revenues derived from Emerald since the purchase date of $2,816 and $3,962, respectively, partially offset by a one-time revenue adjustment. During the first quarter we recorded a cumulative adjustment of $1.2 million to reduce revenue within our other medical market to correct an error related to prior periods as a result of our determination that a portion of our sales being recognized over time needed to be recognized at a point in time. The adjustment included a reduction of the related cost of goods sold of $0.8 million and related impacts to reduce the contract asset and an increase to inventory. The adjustment was not material to our consolidated condensed financial statements for any quarterly or annual period.

Net revenue in our hearing health value based direct-to-end-consumer (DTEC) business for the three and nine months ended September 30, 2020 decreased 36.9% and 28.0% compared to the same period in 2019 due to reductions in advertising spend in an effort to control costs as part of our strategic restructuring plan.

Net revenue in our hearing health value based indirect-to-end-consumer (ITEC) business for the three and nine months ended September 30, 2020 decreased 27.2% and 47.6% compared to the same period in 2019. The revenue decline was largely attributed to the absence of hiHealthInnovations revenue in 2020.

Net revenue in our hearing health legacy OEM business for the three months ended September 30, 2020 increased 14.7% compared to the same period in 2019 due to increase international orders due to pent-up demand related to COVID-19. Net revenue in our hearing health legacy OEM business for the nine months ended September 30, 2020 decreased 16.8% compared to the same period in 2019 due to decreased demand partially caused by the COVID-19 pandemic.

As it relates to our overall Hearing Health business, we believe that the FDA has been delayed in promulgating regulations regarding OTC hearing aids due to COVID-19 priorities at the FDA, which delay will likely have an adverse impact on hearing health markets over the course of 2020.

Net revenue to the professional audio device sector decreased 14.6% and 29.6% for the three and nine months ended September 30, 2020 compared to the same period in 2019 due to order delays as a result of the COVID-19 pandemic. Intricon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross profit

Gross profit, both in dollars and as a percent of revenue, for the three and nine months ended September 30, 2020 and 2019, was as follows:

	2020		2019		Change
		Percent		Percent
Three Months Ended September 30,	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Gross Profit	$7,198	26.3%	$6,773	25.2%	$425	6.3%

	2020		2019		Change
		Percent		Percent
Nine Months Ended September 30,	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Gross Profit	$18,376	25.4%	$23,547	27.4%	$(5,171)	-22.0%

Gross profit as a percentage of revenue for the three months ended September 30, 2020 improved slightly from the prior year period primarily due to higher volumes as well as cost reductions put in place by the Company during the second quarter. Gross profit as a percentage of revenue for the nine months ended September 30, 2020 decreased over the comparable prior year period primarily due to lower revenues and changes in product mix.

Sales and Marketing, General and Administrative, Research and Development Expenses, and Other Operating Expenses

Sales and marketing, general and administrative and research and development expenses for the three and nine months ended September 30, 2020 and 2019 were as follows:

	2020		2019		Change
		Percent		Percent
Three Months Ended September 30,	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and Marketing	$1,365	5.0%	$2,609	3.0%	$(1,244)	-47.7%
General and Administrative	3,654	13.4%	3,715	4.3%	(61)	-1.6%
Research and Development	1,458	5.3%	840	1.0%	618	73.6%
Other Operating Expenses	253	0.9%	-	0.0%	253	100.0%

	2020		2019		Change
		Percent		Percent
Nine Months Ended September 30,	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and Marketing	$5,038	7.0%	$9,071	10.6%	$(4,033)	-44.5%
General and Administrative	11,673	16.1%	10,551	12.3%	1,122	10.6%
Research and Development	3,868	5.3%	2,902	3.4%	966	33.3%
Other Operating Expenses	746	1.0%	-	0.0%	746	100.0%

Sales and marketing expenses decreased compared to the same periods in 2019. The decrease was due to lower DTEC marketing, support costs, wages and bad debt expenses.

General and administrative expenses for the three months ended September 30, 2020, decreased slightly from the prior year period due to restructuring and cost reductions put in place by the Company during the second quarter of 2020. General and administrative expenses for the nine months ended September 30, 2020, were greater than the prior year periods primarily due to one-time severance expense and non-cash stock compensation, including a transition payment of $443 (equal to one year’s salary) and $400 of RSUs issuable to our CEO per the Transition Agreement signed in June 2020.

Research and development expenses increased over the prior year periods due to increases in outside service and support costs as well as the amortization of Sentibo Fitting Software which was placed into service during the 2020 second quarter.

Other operating expenses increased over the prior year periods due to $493 of acquisition related costs for the purchase of Emerald and $253 of change in fair value of contingent consideration primarily due to the Company obtaining regulatory approval in Japan for a particular product as well as increases in the fair value of future estimated payments due to the passage of time. The regulatory approval will result in a cash payment of $500 to the sellers under the Emerald purchase agreement, which will be paid out during the fourth quarter of 2020.

Restructuring charges

Restructuring charges for the nine months ended September 30, 2020 were $1,171. Refer to Note 4 for additional details.

Impairment loss

Impairment loss for the nine months ended September 30, 2019 was $3,765. There were no impairment losses identified for the comparable current year periods. The impairment losses related to a write-off of goodwill and intangible assets due to negative cash flows within our Hearing Help Express reporting unit.

Interest income, net

Interest income, net for the three and nine months ended September 30, 2020 was $41 and $322 compared to $240 and $703 for the comparable periods in 2019 due to an overall reduction in our investment balance. The investment balance has decreased as we have deposited proceeds of maturing securities into a money market account in order to maintain liquidity during the COVID-19 pandemic and have recently begun reinvesting excess cash.

Other income (expense), net

Other income (expense), net for the three and nine months ended September 30, 2020 was $192 and $293 compared to ($52) and ($458) for the same periods in 2019. The increase over the prior year periods is primarily due to Singapore government funds paid to our subsidiaries for COVID-19 relief.

Income tax expense

Income tax expense for the three and nine months ended September 30, 2020 was $47 and $94 compared to $87 and $334 for the same periods in 2019. The change in income tax expense relates to a reduction of foreign income taxes paid in the current period.

Liquidity and Capital Resources

During the COVID-19 pandemic, we believe we continue to maintain adequate liquidity to operate our businesses. As of September 30, 2020, we had $16,081 of cash on hand as well as $14,176 of short-term investment securities maturing within the next twelve months. Sources of our cash for the nine months ended September 30, 2020 have been from our investing activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Nine Months Ended
	September 30, 2020	September 30, 2019
Cash (used in) provided by continuing operations:
Operating activities	$45	$1,783
Investing activities	7,709	(929)
Financing activities	(152)	(123)
Effect of exchange rate changes on cash	(39)	(50)
Net increase in cash from continuing operations	7,563	681
Cash provided by (used in) discontinued operations, net	3	(40)
Net increase in cash	$7,566	$641

Net cash provided by operating activities was $45 for the nine months ended September 30, 2020, compared to net cash provided by operating activities of $1,783 for the same period in 2019. The variance was primarily attributable to lower cash earnings due to lower gross profit related to order delays as a result of delays in international regulatory approval for certain customers, as well as the payment of restructuring charges and acquisition related costs in the current period, partially offset by increases in accrued expenses.

Net cash provided by investing activities was $7,709 for the nine months ended September 30, 2020, compared to net cash used in investing activities of $929, for the same period in 2019. The variance primarily consisted of net proceeds from maturing investment securities partially offset by payments for the Emerald acquisition; see Note 3.

Net cash used in financing activities was $152 for the nine months ended September 30, 2020, compared to net cash used in financing activities of $123, for the same period in 2019. The slight increase was due primarily due to a decrease in cash received from the exercise of stock options and employee stock purchase plan shares partially offset by a decrease in the withholding of shares from vesting RSU awards to pay withholding taxes.

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

The Company was in compliance with all applicable covenants under the credit facility as of September 30, 2020.

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

As of September 30, 2020, and December 31, 2019, the Company had a total borrowing capacity under its credit facilities of $14,261 and $9,589, respectively, with no borrowings outstanding at each reporting period.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2020 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

Our assessment of the effectiveness of our internal controls over financial reporting excluded the assets and operations acquired on May 18, 2020 in the Emerald transaction. Emerald’s assets and operations are less than 20% of total assets and revenues (excluding Emerald’s goodwill and intangible assets which were integrated into the Company’s systems and control environment) of the consolidated condensed financial statement amounts as of and for the period ended September 30, 2020. Such exclusion was in accordance with SEC guidance that an assessment of a recently acquired business may be omitted in management’s report on internal control over financial reporting, provided the acquisition took place within twelve months of management’s evaluation. This exclusion is expected to apply to our assessment as of December 31, 2020 as well.

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May 2020, we acquired all of the outstanding shares of Emerald Medical Services, a company incorporated and based in Singapore. Emerald Medical Services represents a new and exciting business opportunity; however, we do not have any prior experience in the complex medical catheter business, and we may not be able to successfully integrate or profitably operate this business, which may result in our not realizing the value paid for the acquisition. We recorded goodwill and intangible assets in connection with the acquisition, and if we are not able to realize the value paid, it could lead to impairment of the assets acquired, for which we would need to recognize an expense charge. Our success will be largely influenced by management’s ability to hire and retain skilled personnel and determine the proper customer base and marketing channels to achieve our planned profitability levels.

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

Our success depends on our senior management team and if we are not able to retain them, or recruit suitable replacements, it could have a materially adverse effect on us.

We are highly dependent upon the continued services and experience of our senior management team, including Scott Longval who was recently appointed as president and chief executive officer to replace Mark S. Gorder, who retired at the end of September 2020. Mr. Longval will also continue to serve as chief financial officer until a replacement can be found. We depend on the services of Mr. Longval and the other members of our senior management team to, among other things, continue the development and implementation of our business strategies and maintain and develop our client relationships. Certain members of our management team are approaching retirement and the Company must locate and employ suitable replacements from within or outside the Company. If we fail to successfully and timely attract and appoint a new chief financial officer, and replacements for other members of senior management as they retire, with persons with the appropriate level of expertise, we could experience adverse impacts on our business and results of operations. Any significant leadership change and accompanying senior management transition, such as our recent change in the president and chief executive officer, and the hiring of other new leaders in key roles, involves inherent risk and any failure to ensure a smooth transition could hinder our strategic planning, execution and future performance.

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
10.1

Transition Agreement by and between Mark S. Gorder and the Company dated as of June 29, 2020. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 30, 2020).

10.2

Employment Agreement dated as of October 1 2020 between Scott Longval and the Company (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 26, 2020).

10.3	Amended and Restated 2015 Equity Incentive Plan (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on November 2, 2020).
31.1*	Certification of principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of principal executive officer and principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*

The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Operations (Unaudited); (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited); (iv) Consolidated Condensed Statements of Equity (Unaudited); (v) Consolidated Condensed Statements of Cash Flows (Unaudited); and (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

104*	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2020, formatted in Inline XBRL (included as Exhibit 101).

________________________

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION
(Registrant)

Date: November 9, 2020	By:	/s/ Scott Longval
Scott Longval
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer)