Form 10-K
period 2020-12-31
INTRICON CORP
filed 2021-03-16
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________.

Commission File Number 1-5005

INTRICON CORPORATION

(Exact name of registrant as specified in its charter)

Pennsylvania	23-1069060
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No

1260 Red Fox Road Arden Hills, Minnesota	55112
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code	(651) 636-9770

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $1.00 per share	IIN	Nasdaq Global Market

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

Large accelerated filer ☐Accelerated filer ☒

Non-accelerated filer ☐Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.

7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Act). Yes ☐ No☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant on June 30, 2020 was $113,106,778. Common shares held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common shares on March 1, 2021 was 8,998,536.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for the 2021 annual meeting of shareholders are incorporated by reference into Part III of this report; provided, however, that the Audit Committee Report and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

Forward-Looking Statements

Certain statements included or incorporated by reference in this Annual Report on Form 10-K or the Company’s other public filings and releases, which are not historical facts, or that include forward-looking terminology such as “may”, “will”, “believe”, “anticipate”, “expect”, “should”, “optimistic”, “continue”, “estimate”, “intend”, “plan”, “would”, “could”, “guidance”, “potential”, “opportunity”, “project”, “forecast”, “confident”, “projections”, “scheduled”, “designed”, “seek”, “future”, “discussion”, “if” or the negative thereof or other variations thereof, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Business,” “Legal Proceedings”, “Risk Factors,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Consolidated Financial Statements”, such as the Company’s ability to compete, strategic alliances and their benefits, the adequacy of insurance coverage, government regulation, potential increases in demand for the Company’s products, net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future levels of funding of employee benefit plans, the adequacy of insurance coverage, the impacts of new accounting pronouncements and litigation.

Forward-looking statements also include, without limitation, statements as to the effects of the COVID-19 pandemic, the Company's expected future results of operations and growth, the Company’s ability to meet working capital requirements, the Company's business strategy, the expected increases in operating efficiencies, anticipated trends in the Company's body-worn device markets, the effect of compliance with environmental protection laws and other government regulations, estimates of goodwill impairments and amortization expense of other intangible assets, estimates of asset impairment, the effects of changes in accounting pronouncements, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company's or management's beliefs, expectations and opinions. Forward-looking statements are subject to risks and uncertainties and may be affected by various risks, uncertainties and other factors that can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including, without limitation, the risk factors discussed in Item 1A of this Annual Report on Form 10-K.

The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

Available Information

The Company files or furnishes its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements and other information with the Securities and Exchange Commission (“SEC”). The Company’s reports, proxy and information statements and other SEC filings are available on the SEC’s website as part of the EDGAR database (http://www.sec.gov).

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

In addition, we will provide, at no cost (other than for exhibits), paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:

Corporate Secretary

Intricon Corporation

1260 Red Fox Road

Arden Hills, Minnesota 55112

PART I

ITEM 1. Business

Company Overview

Intricon Corporation (together with its subsidiaries referred herein as the “Company”, or “Intricon”, “we”, “us” or “our”) is an international company and joint development manufacturer (“JDM”) of micromedical components, sub-assemblies and final devices. The Company serves as a JDM partner to leading medical device original equipment manufacturers (“OEMs”) by designing, developing, engineering, manufacturing, packaging and distributing micromedical products for high growth markets, such as diabetes, peripheral vascular, interventional pulmonology, electrophysiology and hearing healthcare. Our mission is to improve, extend and save lives by advancing innovative micromedical technologies through joint development and manufacturing partnerships with industry leading medical device companies.

The Company is a Pennsylvania corporation formed in 1930 and operates today through subsidiaries. The Company’s core business of body-worn devices was established in 1993 through the acquisition of Resistance Technologies Inc., now known as Intricon, Inc. The Company’s common stock trades on the Nasdaq Global Market under the symbol “IIN.” The Company is headquartered in Arden Hills, Minnesota and operates globally with facilities in Minnesota, Illinois, California, Singapore, Indonesia and Germany.

Over the past year the Company has embarked on a transformation strategy to accelerate growth through expansion of its product and service offerings and geographic footprint. Aligned with this strategy the Company acquired Emerald Medical Services Pte., LTD (“EMS”), a Singapore based, joint development provider of complex catheter applications, in May 2020.

Information contained in this Annual Report on Form 10-K and expressed in U.S. dollars or number of shares are presented in thousands (000s), except for per share data and as otherwise noted.

For a full discussion of the general development of the Company’s business, see the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. https://investorrelations.intricon.com/node/13001/html

Business Highlights

Major Events in 2020

In March 2020, the World Health Organization categorized COVID-19 (coronavirus) as a pandemic and the President of the United States declared the outbreak a national emergency. There were and continue to be many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its employees, customers, suppliers, vendors, and business partners. The Company remains fully operational as we abide by local COVID-19 safety regulations globally. To achieve this the Company has certain employees working remotely and has adopted significant protective measures as recommended by the Center for Disease Control (CDC) for our on-site employees. Additionally, the Company has taken steps to monitor and work closely with our suppliers to maintain uninterrupted supply of critical materials.

On May 18, 2020, the Company acquired all of the outstanding shares of EMS pursuant to a Share Purchase Agreement between Intricon, EMS and the direct and indirect owners of EMS. EMS, based in Singapore, is a provider of joint development medical device manufacturing services for complex catheter applications.

On May 20, 2020, the Company announced a strategic restructuring plan designed to offset near-term COVID-19 business impacts and accelerate the Company’s future long-term growth by focusing resources on the highest potential growth areas. The plan, which was approved by the Company’s Board of Directors, was completed as of June 30, 2020.

On October 1, 2020, Scott Longval became president and chief executive officer of the Company, succeeding Mark Gorder, who retired effective September 30, 2020. Mr. Gorder remains a member of the Company’s Board of Directors. On February 5, 2021, the Company announced the appointment of Ellen Scipta as chief financial officer effective February 8, 2021, replacing Mr. Longval who had retained such position through that date.

Market Overview:

Intricon serves as a JDM to leading medical device OEMs by designing, developing, engineering, manufacturing and distributing micromedical products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions. Revenue from these markets is reported on the respective diabetes, other medical, hearing health value based direct-to-end-consumer, hearing health value based indirect-to-end-consumer, hearing health legacy OEM, and professional audio lines in the discussion of our results of operations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 23 “Revenue by Market” to the Company’s consolidated financial statements included herein.

The Company manufactures microelectronics, micro-mechanical assemblies, high-precision injection-molded plastic components and complete body-worn devices for leading and emerging medical device manufacturers. Intricon currently serves this market by offering medical device manufacturers the capabilities to design, develop, manufacture, package and distribute medical devices that are easier to use, smaller, lighter and use less power. Increasingly, the medical device industry is looking to outsource the manufacturing, assembly and packaging of their products.

The Company is committed to increasing investments to support its medical business development efforts. In early 2019, the Company hired a vice president of medical business development, and in connection with the EMS acquisition, has engaged one of the former owners of EMS as a corporate development consultant in an effort to leverage our core competencies and diversify our medical revenue base. The Company believes it has significant opportunities to serve the emerging home care markets through its already developed core competencies and capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Diabetes

Intricon currently has a strong presence in the diabetes market by working with Medtronic to manufacture their wireless continuous glucose monitors (CGM), sensor assemblies, and accessories associated with Medtronic’s insulin pump and CGM system. In September 2016, the FDA approved Medtronic’s current generation insulin pump system, the MiniMed 670G system. The MiniMed 670G was the world’s first hybrid closed loop insulin delivery system. In September 2020, Medtronic announced FDA approval for the MiniMed 770G Insulin Pump System with smartphone connectivity. This latest system by Medtronic expands the benefits of hybrid closed loop therapy to younger children living with type 1 diabetes and makes it easier to access and share real-time CGM and pump data. The system will enable caregivers to see user data remotely on their smartphones, with proactive in-app notices sent when glucose levels are out of range. The data can also be shared automatically with clinicians and educators to help facilitate more effective telehealth visits and product trainings. This connectivity also gives Medtronic the ability to provide upgrades to future technology via software updates which will enhance device features. The Company is excited that our components are designed into and support such a revolutionary diabetes management system. Looking ahead, the Company believes there are opportunities to expand our diabetes product offering with Medtronic, as well as move into new markets outside of the diabetes market.

Peripheral Vascular, Interventional Pulmonology and Electrophysiology

Intricon has a suite of micro-coil technology that it offers to various OEM customers. These products are currently used in surgical navigation clinical applications, such as interventional pulmonology and electrophysiology. On May 18, 2020, Intricon acquired EMS, which provides joint engineering and manufacturing services for complex medical devices, including catheters covering a range of applications for cardiology, peripheral vascular, neurology, radiology and pulmonology. EMS’s production capability consists of design, development, manufacturing, testing and non-sterile packaging services. The acquisition expands Intricon’s micro-coil capabilities, including the ability to offer complete full-length catheter-based devices in surgical navigation and accelerates diversification into potential new end-markets.

Drug Delivery

Intricon manufactures bubble sensors and flow restrictors that monitor and control the flow of fluid in an intravenous infusion system. In addition, Intricon has automated the production of a family of safety needle products for an OEM customer that utilizes Intricon’s insert and precision miniature molding capabilities. These products are assembled using full automation, including built-in quality checks within the production lines.

Value-Based Hearing Healthcare

In the United States alone, there are approximately 40 million adults that report some degree of hearing loss. It is estimated that hearing aids can help more than 90 percent of people with hearing loss, however the current market penetration into the U.S. hearing-impaired population is approximately 20 percent, a percentage that has remained essentially unchanged for the last four decades. The primary deterrents to greater penetration are cost and access. Along with this, the legacy hearing aid distribution channel is made up of five large hearing aid manufacturers who utilize brick-and-mortar and licensed audiologists to sell devices while controlling the channel dynamics. As a result, the average cost of a hearing aid sold in the US market today is over $2,400 per device, more than double the cost from fifteen years ago. Approximately 70 percent of the hearing-impaired have hearing loss in both ears (referred to as a binaural loss), driving the total cost to almost $5,000 on average for a set of hearing aids.

The Company believe several factors have come together over the last few years to enable the emergence of a market disruptive, high-quality, low-cost distribution model. These factors include the continued consolidation of retail (causing escalating hearing aid prices), consumer outcry, consumer education, advancements in technology (such as behind-the-ear devices, advanced digital signal processing, low-power wireless, and self-fitting software) and pending regulatory change to allow the sale of over-the-counter (“OTC”) hearing aids.

The Company believes the value-based hearing healthcare (VBHH) market offers significant growth opportunities. To best approach this market opportunity, the Company has sharpened its focus to identify potential high-profile branding partners that value Intricon’s ability to deliver superior hearing aids, self-fitting software and customer care to the U.S. market.

Legacy OEM Hearing Health Channel

The Company also believes there are niches in the legacy hearing health channel that will embrace outcomes-based products and technologies in the United States and Europe. High costs of legacy devices and retail consolidation have constrained the growth potential of the independent audiologist and dispenser. Intricon believes its specific software and product offering can provide independent audiologists and dispensers the ability to compete with larger retailers, and manufacturer owned retail distributors.

Professional Audio Communications

Intricon entered the high-quality audio communication device market in 2001, and now has a line of miniature, professional audio headset products used by customers focused on emergency response needs and military applications. The line includes several communication devices that are extremely portable and perform well in noisy and/or hazardous environments. These products are well suited for applications in the fire, law enforcement, safety, aviation and military markets. In addition, the Company has a line of miniature ear- and head-worn devices used by performers and support staff in the music and stage performance markets.

Core Technical Capabilities Overview:

Over the past several years, the Company has increased investments in the continued development of critical core competencies, including micro-coil winding and assembly, microelectronics assembly, interventional catheter assembly, precision miniature molding, ultra-low power (ULP) digital signal processing (DSP) and wireless communications, as well as self-fitting software for hearing health. These core competencies serve as the foundation of current and future product platform development. While our core competencies are impressive individually, the Company believes that its differentiating value proposition is its ability to integrate various competencies into innovative solutions for challenging clinical applications.

Micro-coil Winding and Assembly

Electromagnetic micro-coils are a core technical capability at Intricon. Working with a complete range of ultra-fine wires and ferromagnetic core materials, we use our proprietary modeling and engineering systems to design and produce micro-coils that meet electromagnetic goals such as induction, resistance, sensitivity and localization performance. We also routinely work within size constraints dictated by the design of the medical device, utilizing our capabilities of winding down to 58 AWG wire (.00991 mm or .00039 inches), about one-third the diameter of a human hair. Finished micro-coils often are small enough to fit through the eye of a needle.

Bonding the coil wire to slightly larger diameter wire (often a twisted pair that runs the length of the device), provides full-length connectivity. Intricon can also assemble the entire device, and many of these programs include embedded ROM chips that calibrate the location of the micro-coil within the finished device so that the device can plug in directly to the navigational systems used by physicians. Today, our micro-coils are used in a wide range of medical applications in tip location sensing such as diagnostic applications, active implants and therapeutic applications such as electrophysiology atrial fibrillation (AF) mapping and ablation.

Microelectronics Assembly

Intricon has decades of experience in microelectronics design and assembly combined with a focus on joint development manufacturing. Our engineers work with our business partners to guide designs to ensure the highest performance and manufacturability. Intricon has state-of-the-art high-speed surface mount technology (SMT) pick-and-place machines to populate flex circuits and/or printed circuit boards. Automated computer-controlled testing equipment is used to download programs and perform electrical testing to verify that all requirements are met. Both proprietary automation equipment and low-cost/highly-skilled hand assembly are available at our facilities in the United States, Singapore and Indonesia.

Interventional Catheters

Intricon provides expertise and capabilities in advanced catheter and delivery systems and extrusion to support state-of-the-art, minimally invasive clinical procedures. Expertise includes tight tolerance, thin wall extrusions, braided and coiled catheter shafts with deflectable tip options while working with a full range of high-performance materials.

Full-length connectivity and fine wire bonding bring to life new and unique interventional devices that can be embedded with a range of sensors, electromagnetic micro-coils or various microchips at the distal tip. Intricon also packages and ships fully-assembled devices. Clinical applications for Intricon interventional catheters and delivery systems include cardiology, peripheral vascular, neurovascular, oncology, structural heart and more.

Precision Miniature Molding

Intricon has decades of experience in precision miniature medical molding and routinely achieves tolerances of ±.0005 inches in compliance with ASTM and Society of the Plastics Industry (SPI) standards, while utilizing scientific injection molding practices. Intricon works with a broad range of materials such as polyether ether ketone, nylon, polypropylene, liquid crystal polymer, acrylic, polyoxymethylene, polycarbonate and other materials. Intricon has particular expertise with insert-molding techniques which are often employed to reduce human error and lower labor costs compared to manual assembly.

ULP DSP and Wireless Communication

With more than 20 years of experience designing and manufacturing components and devices for hearing health, electrocardiogram (ECG) monitoring patches and continuous glucose monitoring (CGM), Intricon is at the forefront of digital signal processing and wireless communications solutions that use industry-standard protocols like Bluetooth® and Bluetooth Low Energy (BLE) as well as proprietary wireless technologies developed by Intricon.

Self-Fitting Software

The ability to efficiently and effectively “fit” hearing aids to an individual patient’s hearing loss is critical to building a value based eco-system of hearing healthcare. By developing more advanced fitting software systems, individuals can benefit from fittings that conform to their specific loss, while eliminating the need for an in-person appointment. In addition to the traditional fitting software (AccuFit, used in the conventional channel), Intricon has made significant investments in various advanced fitting software solutions, including its purchase of the source code for the Sentibo Smart Brain self-fitting software, that can enable remote and self-fitting solutions. Intricon believes these advanced fitting solutions, along with the other components of the eco-system, will drive access, affordability and superior customer satisfaction to the millions of individuals that cannot receive care today, primarily due to high cost and low access.

Market Development:

Intricon intends to allocate more capital and resources in marketing and sales to increase revenue by leveraging its existing core competencies and technologies platforms in order to accelerate the diversification of its revenue base within its core markets of diabetes, peripheral vascular, interventional pulmonology, electrophysiology and hearing healthcare. In addition, the Company believes this will allow it to advance its technology portfolio, advance new product platforms, and strengthen its position as a leading JDM.

The Company is committed to increasing investments to support its medical business development efforts. In early 2019, the Company hired a vice president of medical business development, and in connection with the EMS acquisition, has engaged one of the former owners of EMS as a corporate development consultant in an effort to leverage our core competencies and diversify our medical revenue base.

Currently, Intricon sells some of its hearing device products directly to domestic hearing instrument manufacturers, and distributors and partnerships through an internal sales force. As a result of the investments in Hearing Help Express in 2016 and 2017, the Company began marketing and selling hearing aid devices directly to consumers through direct mail advertising, internet and a call center. In February 2020, however, the Company announced its decision to pivot its Hearing Help Express focus entirely towards supporting product development and testing in order to best capture the near-term benefits. As a result of this re-positioning, the advertising and marketing budget related to Hearing Help Express has decreased significantly in 2020. Sales of other medical and professional audio communications products are also made primarily through an internal sales force.

Internationally, sales representatives employed by Intricon GmbH, a wholly-owned German subsidiary, solicit sales from European hearing instrument, medical device and professional audio communications manufacturers and suppliers.

Intricon markets its high-performance microphone products to the radio communication and professional audio industries and has several larger competitors who have greater financial resources. Intricon holds a small market share in the global market for microphone capsules and other related products.

Product Liability. As a supplier of consumer and medical products and parts, Intricon is subject to claims for personal injuries allegedly caused by its products. The Company maintains what it believes to be adequate insurance coverage.

Employees. As of December 31, 2020, the Company had a total of 762 full time equivalent employees, of whom 61 are executive and administrative personnel, 13 are sales personnel, 46 are engineering personnel and 642 are operations personnel.

Intricon Corporation is committed to creating an inclusive work environment where all team members demonstrate respect for each other and participate in a community of integrity, trust and collaboration. Team members are integral to fulfilling our mission to improve, extend and save lives by advancing innovative micromedical technologies through joint development and manufacturing partnerships with industry leading medical device companies. The Company is committed to the health, safety and overall well-being of our employees. Intricon has implemented numerous health standards and protocols to protect its employees from infectious disease including COVID-19.

Intricon’s Values

Intricon is committed to maintaining our history as an ethical and moral leader in our business operations and everyday interactions. Intricon remains true to the following values that guide us in how we define ourselves and how we behave.

•Integrity and Humility

•Discipline and Accountability

•Collaboration and Inclusiveness

•Agility and Innovation

Our Commitment to a Diverse and Respectful Workplace

It is Intricon’s goal is to foster a diverse and vibrant workforce that supports and reflects the communities in which we live and work. We believe that innovative ideas come from having diverse and unique perspectives, and that different ideas, backgrounds, experiences and knowledge contribute to a better outcome for all. Intricon is committed to creating an environment where all team members are free to express their opinions and ideas in a productive and respectful manner.

Our hiring, retention and development activities seek to promote a diverse and more equitable team member community. We value and embrace diversity across the spectrum of backgrounds and experiences, including but not limited to race, ethnicity, gender, gender identity and expression, sexual orientation, disability and religion.

Our Commitment to Discrimination Prevention and Equal Employment Opportunities

Intricon is committed to providing equal employment opportunities and has established policies to support that commitment. All qualified applicants and employees will be considered for employment and advancement without regard to race, creed, religion, color, national, ethnic or social origin, sex, marital or family status, disability, sexual orientation, gender identity and expression, age, pregnancy, genetic information or any other protected class under applicable federal, state or local law. This policy applies to all employment practices and terms and conditions of employment, including but not limited to promotions, transfers, compensation, discipline, terminations, training and participation in Company sponsored benefits or programs.

Intricon prohibits discrimination and harassment based on the above stated categories. Any team member who engages in discrimination or harassment; who permits team members to engage in such conduct; or who retaliates or permits retaliation against a team member who reports such conduct is in violation of this policy and will be subject to disciplinary action, up to and including termination of employment. Intricon has implemented policies, procedures and training to ensure any potential discrimination or harassment is reported and appropriately investigated and corrected, if appropriate. Team members have been instructed and have acknowledged their duty to immediately report any non-compliance with our policy and our commitment to a respectful workplace free of discrimination or harassment. Team members have been made aware of the appropriate reporting channels.

Research and Development. Intricon conducts research and development activities primarily to improve its existing products and proprietary technology. The Company is committed to investing in the research and development of proprietary technologies, that enhance our position as a JDM. The Company believes the continued development of key proprietary technologies will be a catalyst for long-term revenues and margin growth. The following research and development expenditures for the three most recent years are net of any customer and grant reimbursements:

Year Ended December 31,	Dollars	Percent of Revenue
2020	$5,248	5.1%
2019	3,830	3.4%
2018	4,671	4.1%

Intricon owns numerous United States patents which cover various product designs and processes. Although the Company believes that these patents collectively add value to the Company, the costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the patents providing future economic benefit to the Company.

Regulation. Most, if not all, of our business operates in marketplaces subject to extensive and rigorous regulation by the FDA, by comparable agencies in foreign countries and other regulatory agencies. In the United States, the FDA regulates the design control, development, manufacturing, labeling, record keeping, distribution, installation, service and post-market surveillance procedures for medical devices.

United States Food and Drug Administration

FDA regulations classify medical devices based on intended use and perceived risk to public health as either Class I, II or III devices. Class I devices are subject to general controls, Class II devices are subject to special controls and Class III devices are subject to special controls and pre-market approval (“PMA”) requirements. While most Class I devices are exempt from pre-market submission, it is necessary for most Class II devices to be cleared by a 510(k) pre-market notification prior to marketing. A “cleared” 510(k) establishes that the device is “substantially equivalent” to a predicate device which was legally marketed prior to May 28, 1976 or which itself has been found to be substantially equivalent, through the 510(k) process, after May 28, 1976. It is “substantially equivalent” if it has the same intended use and the same technological characteristics as the predicate. The 510(k) pre-market notification must be supported by data establishing the claim of substantial equivalence to the satisfaction of the FDA. The FDA has 90 days to complete the review of a 510(k) submission, and clearance is typically granted within four months, however obtaining a 510(k) clearance can sometimes take significantly longer. If the product is notably new or different and substantial equivalence cannot be established, the FDA will require the manufacturer to submit a PMA application for a Class III device that must be reviewed and approved by the FDA prior to sale and marketing of the device in the United States. The process of obtaining PMA approval can be expensive, uncertain, lengthy and frequently requires anywhere from one to several years from the date of FDA submission, if approval is obtained at all. A “De Novo” application may be submitted for a new type of Class II device for which there is no predicate. The FDA controls the indicated uses for which a product may be marketed and strictly prohibits the marketing of medical devices for unapproved uses. The FDA can require the manufacturer to withdraw products from the market for failure to comply with laws or the occurrence of safety risks.

Our facilities are subject to FDA inspection on a routine basis. The Company is required to adhere to the Current Good Manufacturing Practices (“GMP”) requirements set forth in the Quality System Regulations published by the FDA, which require manufacturers, including third-party manufacturers, to follow design, testing, control, documentation and quality procedures during the manufacturing process.

Intricon’s wireless and non-wireless hearing aids are air-conduction devices and, as such, are Class I and Class II medical devices. Air-conduction hearing aids are exempt from the 510(k) pre-market notification process. These hearing aids may be marketed either through distribution channels owned, in whole or in part, by Intricon or through non-affiliated distribution channels. In the latter sense, Intricon acts as the contract manufacturer to the distributing organization, assisting in design, development and manufacturing. The Company’s manufacturing operations are subject to periodic inspections by the FDA, whose primary purpose is to ensure the Company’s compliance with the Quality System Regulations published by the FDA and other applicable government standards. Strict regulatory action may be initiated in response to identified deficiencies or to product performance problems. Intricon believes that our Quality Management Systems and all regulated operations are in compliance with the requirements of the FDA regulations. Our most recent FDA inspection was conducted in May of 2019. No issues (observations) arising from this inspection were noted.

International Regulation

International regulatory bodies have established varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax. Many of these regulations are similar to those of the FDA. The Company believes it is in compliance with the regulatory requirements in the foreign countries in which our medical devices are marketed, as evidenced by our continuous certification to the ISO 13485 granted by our notified body, British Standards Institution (BSI). A notified body is an organization designated by a European Union (EU) country to assess the conformity of certain products before being placed on the market.

Medical device law in the EU requires that our quality management system conforms to international quality standards and that our medical devices conform to “essential requirements” set forth by the Medical Device Directive (“MDD”). In order to keep pace with accelerating technical reality and manufacturing risks, medical device law in the EU is changing rapidly. Effective May 5, 2017, the MDD has been replaced with a broader, more reaching Medical Device Regulation (“MDR”) with a four-year transition period and comes into effect on May 26, 2021. Intricon intends to comply with the MDR prior to the end of the transition period.

Intricon manufacturing facilities are audited at least annually by an International Organization for Standardization (“ISO”) registrar to verify conformity of its quality management systems and products to the relevant standards and regulations. The ISO registrar for our US facilities is BSI while the registrar for our Asian facilities is SGS United Kingdom Ltd.

Technical documentation, including the essential requirements matrix, for each product placed on the market in the EU is audited by our European notified body (also BSI). Successful audits verify conformance to the essential requirements set forth by the MDD for the class of medical devices produced and result in a CE certificate. This entitles us to place the “CE” mark on our devices sold and distributed in Europe. In 2014, Intricon obtained "CE" certification for our own hearing aid devices and we are supplying these devices into the European market. Intricon’s hearing aids may also bear the CE mark of our customers who then assume regulatory responsibilities for those devices they place on the EU market under their own name.

Our European authorized representative, CE Partner 4U, reviews and retains our technical documentation and registers our products as required with applicable authorities in all EU member states. CE Partner 4U also advises Intricon of any changes to relevant laws that will impact the marketability of our products. In addition, CE Partner 4U aids Intricon in conducting required post-market surveillance activities for our products sold and distributed in the EU.

Data Privacy and Security Law

The Company is subject to domestic and foreign data privacy and security laws, regulations, and customer-imposed controls as a result of accessing and processing confidential, personal, and/or sensitive data. Our failure to comply with these laws or significant changes in the laws could significantly impact our business and our future business plans.

ITEM 1A. Risk Factors

The following risks should be considered when evaluating the Company’s business and any forward-looking statements made is this Annual Report on Form 10-K or elsewhere. Any of the risks discussed in this Annual Report on Form 10-K or the Company’s other SEC filings could materially adversely affect the Company’s business and operating results.

Risks Related to Our Business

The Company’s business, financial condition and results of operations for 2021 and beyond could be materially adversely affected by the ongoing COVID-19 (coronavirus) outbreak and/or subsequent pandemics.

The outbreak of the novel coronavirus has evolved into a global pandemic. COVID-19 has spread throughout the world, including North America, Asia and Europe. The full extent to which the COVID-19 pandemic impacts Intricon’s future business, operating results and financial condition will depend on future developments that are highly uncertain, cannot be accurately predicted and may be beyond our control. We cannot predict the duration or scope of the COVID-19 pandemic or subsequent pandemics, the efficacy or availability of vaccines, surges in infections or the severity of any variants, actions that may be taken by governments and businesses in response to the pandemic, or the impacts of the pandemic on healthcare systems. These impacts and associated responses of the COVID-19 pandemic could materially adversely impact our business, financial condition and results of operations in a number of ways, including but not limited to:

●Reduced revenues as a result of disruptions in our operations, supply chain or in demand by our customers, including our major customers.

●Reduced revenues or earnings may require us to perform impairment assessments of our long-lived assets, goodwill and other assets and result in charges to earnings;

●Diminished ability, or inability, to complete clinical trials and other activities required to achieve regulatory clearing for our products under development due to lack of access to healthcare facilities, healthcare providers and patients;

●Potential delays in the over-the-counter hearing aid regulations required to be promulgated by the U.S. Food and Drug Administration due to COVID-19 priorities, which delay will likely have an adverse impact on our hearing health business over the course of 2021 and beyond.

The duration of future disruptions to our customers and to our supply chain, and related financial impact to us, cannot be estimated at this time. If such disruptions continue for an extended period of time, the impact could have a material adverse effect on our business, results of operations and financial condition.

The loss of one or more of our major customers could adversely affect our results of operations.

The Company is dependent on a small number of customers for a majority of our revenues. In fiscal year 2020, Medtronic, our largest customer accounted for approximately 63 percent of our net revenue. A significant decrease or delay in sales or loss of any of our major customers could have a material adverse effect on our business and results of operations. Our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our major customers will not experience financial, technical, regulatory or other difficulties or delays that could adversely affect their operations and, in turn, our results of operations.

Several of our customers in the hearing health market have undergone mergers or acquisitions, resulting in a smaller customer base with larger customers. If the Company is unable to maintain satisfactory relationships with the current customer base, it may adversely affect our operating profits and revenue.

We have in the past and may in the future explore acquisitions that complement or expand our business. Acquisitions pose significant risks, including the potential impairment of goodwill and intangible assets, and may materially adversely affect our business, financial condition and operating results.

As part of our business strategy, the Company has in the past and may in the future pursue acquisitions of other businesses or technologies that the Company believes could complement, enhance or expand our current business or product lines, diversify our revenue base, allow for geographic expansion or that might otherwise offer growth opportunities. We may have difficulty finding these opportunities or, if we do identify these opportunities, we may not be able to complete the transactions for various reasons, including a failure to secure financing.

Our prior acquisitions have resulted, and future acquisitions may result, in the recording of goodwill and intangible assets subject to potential impairment in the future if we are not able to realize the value paid, adversely affecting our operating results. For example, in 2017, we completed the acquisition of Hearing Help Express and in 2020 we completed the acquisition of EMS. We recorded goodwill and intangible assets in connection with this each of these acquisitions. Refer to Notes 6 and 7 in the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information.

Acquisitions involve a number of risks, including: the diversion of our management’s attention from our existing business to integrate the operations and personnel of the acquired or combined business or joint venture; possible adverse effects on our operating results during the integration process; unanticipated liabilities and litigation; and our possible inability to achieve the intended objectives or achieve the anticipated benefits of the transaction. In addition, the Company may not be able to successfully or profitably integrate, operate, maintain and manage our newly acquired operations or employees. Future acquisitions also may result in dilutive issuances of equity securities or the incurrence of additional debt.

Downturns in the domestic economic environment could cause a severe disruption in our operations.

Adverse changes in the economy could negatively affect our business, which could exacerbate many of the risk factors we have identified including, but not limited to, the following:

Liquidity:

●The domestic economic environment, including credit markets, could worsen and reduce liquidity and this could have a negative impact on financial institutions and the country’s financial system, which could, in turn, have a negative impact on the business of our customers and on our business.

●Investments held by the Company are subject to market conditions which could decline in value and reduce liquidity.

●If interest rates rise, this could disrupt domestic and world markets and could adversely affect the economy as a whole and our liquidity, costs of borrowing and results of operations.

Demand:

●Any downturn in the economy or a return to recession could result in lower sales to our customers. Additionally, our customers may not have access to sufficient cash or short-term credit to obtain our products or services.

Prices:

●In the event of a downturn, certain markets could experience deflation, which would negatively impact our average prices and reduce our margins.

Our failure, or the failure of our customers, to obtain required governmental approvals and maintain regulatory compliance for regulated products would adversely affect our ability to generate revenue from those products.

The markets in which we and our customers operate are subject to extensive and rigorous regulation by the FDA and by comparable agencies in foreign countries. For medical devices sold and distributed in the United States by Intricon and our customers, the FDA regulates the design control, development, manufacturing, labeling, record keeping, and surveillance procedures.

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

The Company is in the process of preparing the Sentibo Smart Brain self-fitting software technology for submission to the FDA for approval. This technology is crucial to our development of the over-the-counter market for our hearing aids. Any delays in FDA approval could have an adverse impact on our entry into this market.

The registration system for our medical devices in the EU requires that our quality system conform to international quality standards. Manufacturing facilities and processes under which our hearing aid devices and OEM components and assemblies are produced, are inspected and audited by various certifying bodies. These audits verify our compliance with applicable requirements and standards. Further, the FDA, various state agencies and foreign regulatory agencies inspect our facilities to determine whether the Company is in compliance with various regulations relating to quality systems, such as manufacturing practices, validation, testing, quality control, product labeling and product surveillance. A determination that the Company is in violation of such regulations could lead to imposition of civil penalties, including fines, product recalls or product seizures, suspensions or shutdown of production and, in extreme cases, criminal sanctions, depending on the nature of the violation.

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

Our growth strategy includes developing new products and entering new markets, as well as identifying and integrating acquisitions. Our ability to compete in new markets will depend upon a number of factors including, among others:

●ability to stay competitive by developing quality products that are technologically advanced and inexpensive to manufacture;

●our ability to create demand for products in new markets;

●our ability to strengthen our sales and marketing presence;

●our ability to successfully identify, complete and integrate acquisitions; and

●our ability to fund growth.

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

We derived approximately 27 percent of our 2020 revenues from customers located outside of the U.S. In 2020, we operated in Singapore, Indonesia, and Germany. Approximately 7 percent of our revenues were derived from our facilities in these countries in 2020. As of December 31, 2020, approximately 12 percent of our long-lived assets are located in these countries. Political or economic instability in foreign countries could have an adverse impact on our results of operations due to disruption of production or diminished revenues in these countries. Our future revenues, costs of operations and profit results could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country's political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the Euro, Singapore dollar and other currencies could lead to lower reported consolidated revenues due to the translation of this currency into U.S. dollars when we consolidate our revenues and results from operations.

The Company is subject to tax legislation in numerous countries; changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations and financial condition.

The Company is a global corporation with a presence in the United States, Singapore, Indonesia and Germany. As such, the Company is subject to tax laws, regulations and policies of the U.S. federal, state and local governments and of comparable taxing authorities in other country jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in 2020 and thereafter and otherwise adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rates, tax payments, tax credits or incentives will not be adversely affected by these or other initiatives.

Our success depends on our senior management team and the Company’s ability to retain them as well as continued service of our engineering and technical personnel.

We are highly dependent upon the continued services and experience of our senior management team, including Scott Longval who was appointed in October 2020 as president and chief executive officer to replace Mark S. Gorder, who retired at the end of September 2020. We depend on the services of Mr. Longval and the other members of our senior management team to, among other things, continue the development and implementation of our business strategies and maintain and develop our client relationships. Certain members of our management team are approaching retirement and the Company must locate and employ suitable replacements from within or outside the Company. If we fail to successfully and timely attract and hire replacements for members of senior management as they retire with persons with the appropriate level of expertise, we could experience adverse impacts on our business and results of operations. Any significant leadership change and accompanying senior management transition, such as the recent change in our president and chief executive officer, and the hiring of other new leaders in key roles, involves inherent risk and any failure to ensure a smooth transition could hinder our strategic planning, execution and future performance.

We do not maintain key-man life insurance for any members of our senior management team.

There is intense competition for qualified engineering and technical personnel in our markets. We may not be able to continue to attract and retain engineers or other qualified personnel necessary for the development and growth of our business. The failure to retain and recruit key technical personnel could cause additional expense and potentially have an adverse effect on our results of operations.

Our business could be adversely affected by disruption at our sites or those of our major customers or suppliers.

Our main headquarters and manufacturing facilities are located in the Minneapolis, Minnesota area. In addition, we have manufacturing facilities in Singapore and Batam. We rely on these facilities to house our operations, manufacture our products and store finished goods. Severe weather, natural disasters and other calamities, such as pandemics (including COVID-19), earthquakes, tsunamis and hurricanes, fires and explosions, accidents, mechanical failures, unscheduled downtimes, civil unrest, strikes, transportation interruptions, unpermitted discharges or releases of toxic or hazardous substances, other environmental risks, sabotage or terrorist attacks, could severely disrupt our operations, or those of our major customers and suppliers. While the Company has taken steps to manage operational risks and while insurance coverage may reimburse, in whole or part, site disruption could have a material adverse effect on our business, financial condition and results of operations. Any significant disruption to our sites for any reason also could adversely affect our sales and customer relationships.

Risks Related to Our Intellectual Property and Cybersecurity

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

We attempt to protect and maintain proprietary technology and intellectual property through confidentiality agreements and patents. Despite the steps taken by us to protect our proprietary rights, it may be possible for unauthorized third parties to copy or reverse-engineer aspects of our and our customers’ products, develop similar technology independently or otherwise obtain and use information that we or our customers regard as proprietary. The process of identifying and managing patent disputes is time consuming and costly. Accordingly, our ability or our customer’s ability to maintain a competitive advantage over competitors may be diminished.

If we become subject to material intellectual property infringement claims, we could incur significant expenses and could be prevented from selling specific products.

We may become subject to material claims that we infringe the intellectual property rights of others in the future. We cannot assure that, if made, these claims will not be successful. Any claim of infringement could cause us to incur substantial costs defending against the claim even if the claim is invalid and could distract management from other business. Any judgment against us could require substantial payment in damages and could also include an injunction or other court order that could prevent us from offering certain products.

Moreover, in recent years, individuals and groups that are non-practicing entities, commonly referred to as “patent trolls,” have purchased patents and other intellectual property assets for the purpose of making claims of infringement in order to extract settlements. From time to time, we may receive threatening letters or notices or may be the subject of claims that our solutions and underlying technology infringe or violate the intellectual property rights of others. Responding to such claims, regardless of their merit, can be time consuming, costly to defend in litigation, divert management's attention and resources, damage our reputation and brand, and cause us to incur significant expenses.

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

Risks Related to Litigation and Environmental Liabilities

The Company is subject to numerous asbestos-related lawsuits, which could adversely affect our financial position, results of operations or liquidity.

The Company is a defendant along with a number of other parties in lawsuits alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued heat technologies segment which we sold in March 2005. Due to the non-informative nature of the complaints, we do not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1978 have been exhausted and that the carriers will no longer provide defense and insurance coverage under those policies. However, we have other primary and excess insurance policies that we believe afford coverage for later years. Some of these other primary insurers have accepted defense and insurance coverage for these suits, and some of them have either ignored our tender of defense of these cases, or have denied coverage, or have accepted the tenders but asserted a reservation of rights and/or advised us that they need to investigate further. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, the Company believes we will have funds available for defense and insurance coverage under the non-exhausted primary and excess insurance policies. However, unlike the older policies, the more recent policies have deductible amounts for defense and settlements costs that we will be required to pay; accordingly, we expect that our litigation costs will increase in the future as the older policies are exhausted. Further, many of the policies covering later years (approximately 1984 and thereafter) have exclusions for any asbestos products or operations, and thus do not provide insurance coverage for asbestos-related lawsuits. If our insurance policies do not cover the costs and any awards for the asbestos-related lawsuits, we will have to use our cash or obtain additional financing to pay the asbestos-related obligations and settlement costs. There is no assurance that we will have the cash or be able to obtain additional financings on favorable terms to pay asbestos related obligations or settlements should they occur. The ultimate outcome of any legal matter cannot be predicted with certainty. In light of the significant uncertainty associated with asbestos lawsuits, there is no guarantee that these lawsuits will not materially adversely affect our financial position, results of operations or liquidity. As of December 31, 2020, we have $129 and $721 recorded within other accrued liabilities and other long-term liabilities, respectively, within our Consolidated Balance Sheet for estimated future claims. An insurance receivable of $129 and $721 is recorded within other current assets and other assets, net, respectively, within our Consolidated Balance Sheet for estimated insurance recoveries.

Environmental liability and compliance obligations may affect our operations and results.

Our manufacturing operations are subject to a variety of environmental laws and regulations as well as internal programs and policies governing:

●air emissions;

●wastewater discharges;

●the storage, use, handling, disposal and remediation of hazardous substances, wastes and chemicals;

●employee health and safety;

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

Risks Related to Our Common Stock

The market price of our common stock has been and is likely to continue to be volatile and there has been and could be limited trading volume in our stock.

Over the last several years, stock markets in general, as well as the market price of our common stock, has been volatile and is likely to continue to be volatile and there has been limited trading volume in our stock. which may make it difficult for shareholders to sell common stock when they want to and at prices they find attractive. For example, our stock traded between a low sale price of $9.84 and a high sale price of $19.70 in 2020.

Our common stock market price could be subject to wide fluctuations in response to a variety of factors, including the following:

•operating results that vary from our financial guidance or the expectations of securities analysts and investors;

•performance of the major end markets we target including regulatory or other delays affecting our or our customers’ products;

•the timing and announcement of strategic developments, acquisition, or other material events by us or our competitors;

•adverse or unfavorable publicity about our products, technologies or us;

•downgrades of our stock by securities analysts or other unfavorable commentary or research;

•additions or departures of key personnel; and

•changes in general market conditions, global financial markets, and global economies.

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

The Company is a Pennsylvania corporation. Anti-takeover provisions in Pennsylvania law and our charter and bylaws could make it more difficult for a third party to acquire control of us. These provisions could adversely affect the market price of the common stock and could reduce the amount that shareholders might receive if the Company is sold. For example, our charter provides that the board of directors may issue preferred stock without shareholder approval. In addition, our bylaws provide for a classified board, with each board member serving a staggered three-year term. Directors may be removed by shareholders only with the approval of the holders of at least two-thirds of all shares outstanding and entitled to vote.

Risks Related to Being a Public Company

If we fail to maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders and customers could lose confidence in our financial reporting, which could harm our business, the trading price of our stock and our ability to retain our current customers or obtain new customers.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, the Company is required to include in our Annual Reports on Form 10-K, reports of our management and our independent registered public accounting firm on our internal control over financial reporting. While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2020, we cannot guarantee that we will not have material weaknesses in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If in the future we fail to complete this evaluation in a timely manner, or if we determine that we have a material weakness, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential investors and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and the market price of our common stock.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

The Company leases eight facilities, five domestically and three internationally, as follows:

●a 47,000 square foot manufacturing facility in Arden Hills, Minnesota, which also serves as the Company’s headquarters. At this facility, the Company manufactures body-worn devices, other than plastic component parts. Annual base rent expense, including real estate taxes and other charges, is approximately $530. This lease expires in January 2022.

●a 49,000 square foot manufacturing facility in Arden Hills, Minnesota at which the Company manufactures body-worn devices, and plastic component parts. Annual base rent expense is approximately $427. This lease expires in July 2023.

●a 46,000 square foot building in Vadnais Heights, Minnesota at which Intricon produces plastic component parts for body-worn devices. Annual base rent expense, including real estate taxes and other charges, is approximately $407. This lease expires in December 2022.

●a 8,100 square foot facility in DeKalb, Illinois which houses Hearing Help Express’s sales and administrative offices and warehouse. Annual base rent expense is approximately $96. The Company is also responsible for its pro rata share of common area costs, real estate taxes and insurance costs. This lease expires in March 2022.

●a 3,300 square foot facility in Riverside, California which houses Emerald Extrusion Services’ administrative offices and warehouse. Annual base rent expense is approximately $34. This lease expires in January 2022.

●a 49,000 square foot facility in Singapore which houses production facilities, warehouse and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $856. This lease expires in October 2025.

●a 33,000 square foot facility in Indonesia which houses production facilities, warehouse and administrative offices. Annual base rent expense, including real estate taxes and other charges is approximately $139. This lease expires in September 2024.

●a 2,000 square foot facility in Germany which houses sales and administrative offices. Annual base rent expense, including real estate taxes and other charges, is approximately $32. This lease expires in June 2022.

●See Note 13 to the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

ITEM 3. Legal Proceedings

Asbestos Litigation

The Company is a defendant along with a number of other parties in lawsuits alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued heat technologies segment which was sold in March 2005. Due to the non-informative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. Certain insurance carriers have informed the Company that the primary policies for the period August 1, 1970-1978 have been exhausted and that the carriers will no longer provide defense and insurance coverage under those policies. However, the Company has other primary and excess insurance policies that the Company believes afford coverage for later years. Some of these other primary insurers have accepted defense and insurance coverage for these suits, and some of them have either ignored the Company’s tender of defense of these cases, or have denied coverage, or have accepted the tenders but asserted a reservation of rights and/or advised the Company that they need to investigate further. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, the Company believes that it will have funds available for defense and insurance coverage under the non-exhausted primary and excess insurance policies. However, unlike the older policies, the more recent policies have deductible amounts for defense and settlements costs that the Company will be required to pay; accordingly, the Company expects that its litigation costs will increase in the future. Further, many of the policies covering later years (approximately 1984 and thereafter) have exclusions for any asbestos products or operations, and thus do not provide insurance coverage for asbestos-related lawsuits. The Company does not believe that the asserted exhaustion of some of the primary insurance coverage for the 1970-1978 period will have a material adverse effect on its financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits, and the significant number of policy years and policy limits under which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations. As of December 31, 2020, we have $129 and $721 recorded within other accrued liabilities and other long-term liabilities, respectively, within our Consolidated Balance Sheet for estimated future claims. An insurance receivable of $129 and $721 is recorded within other current assets and other assets, net, respectively, within our Consolidated Balance Sheet for estimated insurance recoveries.

TCPA Litigation

On October 9, 2019, plaintiff Mark Hoffman (“Hoffman”) filed a putative class action lawsuit against defendant Hearing Help Express, Inc. (“HHE”), a subsidiary of the Company, in the Federal District Court for the Western District of Washington based on specific provisions of the federal Telephone Consumer Protection Act (“TCPA”). HHE’s investigation revealed third-party lead generator Triangular Media Corp. (“Triangular”) provided Hoffman’s information to HHE only after he participated in Triangular’s interactive telephonic screening process. Hoffman claims he did not provide the requisite prior express written consent for autodialed telemarketing calls regarding hearing aids to be placed to his cellphone. He also claims he did not provide the requisite permission for telemarketing calls to his number registered on the Do-Not-Call (“DNC”) registry. Since the initial complaint was filed, Hoffman has amended his complaint several times to add additional parties, including Triangular, Triangular’s alleged owner, an alleged entity related to Triangular called LeadCreations.Com, LLC, Intricon, Inc., and Intricon Corporation. With respect to HHE, Hoffman seeks to certify a class of certain automated outbound telemarketing calls HHE allegedly made without prior consent, or to those numbers on the DNC registry, in the last four years. Hoffman also seeks to hold the Company vicariously liable for all of the calls HHE made without prior consent. The potential exposure under the TCPA is $500 per call, or $1,500 per call if the violation is deemed willful or knowing. The parties were engaged in discovery. However, the case is now stayed pending the United States Supreme Court’s ruling in another TCPA case – Duguid v. Facebook, No. 19-51 (argued Dec. 8, 2020) given the impact the Duguid opinion could have on this case. A ruling by the United States Supreme Court is expected this summer. The Company believes that HHE has strong legal and factual defenses in this proceeding. HHE and the Company intend to continue defending themselves vigorously in the pending lawsuit. While the Company is unable to predict the outcome of this proceeding, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

Other Litigation Matters

The Company is also involved from time to time in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company’s consolidated financial position, liquidity, or results of operations.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 4A. Information about our Executive Officers

The names, ages and offices (as of March 1, 2021) of the Company's executive officers were as follows:

Name	Age	Position
Scott Longval	44	President and Chief Executive Officer
Ellen Scipta	48	Chief Financial Officer
Michael P. Geraci	62	Senior Vice President, Sales and Marketing
Dennis L. Gonsior	62	Senior Vice President, Global Operations

Mr. Longval was appointed as the Company’s President and Chief Executive Officer and a director effective October 1, 2020. Prior to that Mr. Longval served as Executive Vice President (since January 2019) and Chief Operating Officer (since April 2019). Mr. Longval also served as Chief Financial Officer from July 2006 through February 8, 2021 and, prior to that, as the Company’s Corporate Controller from September 2005. Prior to joining the Company, Mr. Longval was Principal Project Analyst at ADC Telecommunications, Inc., a provider of innovative network infrastructure products and services, from March 2005 until September 2005. From May 2002 until March 2005, he was employed by Accellent, Inc., formerly MedSource Technologies, a provider of outsourcing solutions to the medical device industry, most recently as Manager of Financial Planning and Analysis. From September 1998 until April 2002, he was employed by Arthur Andersen, most recently as experienced audit senior. Mr. Longval received a Bachelor of Science degree in Accounting from the University of St. Thomas.

Ms. Scipta has served as the Company’s Chief Financial Officer since February 2021. Previously, Ms. Scipta served in various financial positions at Bio-Techne, a Minneapolis, Minnesota based manufacturer and retailer of life sciences and diagnostic products, since 2015, most recently as Vice President, Finance. Prior to that, Ms. Scipta was employed by CHS Inc., a diversified global agribusiness cooperative, since 2011, most recently as Director of Enterprise Strategy. Ms. Scipta held strategy and financial positions with Best Buy Co., Inc. (2005-2011) and Target Corporation (2002-2005) and was a strategy consultant with Price Waterhouse Coopers LLC (1999-2001). Ms. Scipta holds a Master of Business Administration from the Kelley School of Business, Indiana University, and a Bachelor of Science degree in Aeronautical and Astronautical Engineering from Purdue University.

Mr. Geraci joined the Company in October 1983. He has served as the Company’s Vice President of Sales and Marketing since January 1995. Mr. Geraci received a Bachelor of Science degree in Electrical Engineering from Bradley University and a Master of Business Administration from the University of Minnesota – Carlson School of Business.

Mr. Gonsior joined the Company in February 1982. He has served as the Company’s Vice President of Operations since January 1996. Mr. Gonsior received a Bachelor of Science degree from Saint Cloud State University.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the Nasdaq Global Market under the ticker symbol “IIN”.

The closing sale price of the Company’s common stock on March 1, 2021, was $24.77 per share.

At March 1, 2021, the Company had 285 shareholders of record of common stock. Such number does not reflect shareholders who beneficially own common stock in nominee or street name.

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

ITEM 6. Selected Financial Data

Year Ended December 31,	2020	2019	2018 (a)	2017 (a)	2016 (a)(b)

Revenue, net	$102,773	$113,493	$113,948	$86,954	$65,231

Gross profit	26,175	30,986	36,231	25,270	14,817

Operating expenses	29,250	33,026	27,856	21,686	15,962

Interest income (expense), net	331	920	(314)	(716)	(553)
Other income (expense), net	316	(743)	(815)	(406)	(644)
(Loss) income from continuing operations before income taxes and discontinued operations	(2,428)	(1,863)	7,246	2,462	(2,342)

Income tax expense	(61)	(201)	(484)	(8)	(217)

(Loss) income from continuing operations before discontinued operations	(2,489)	(2,064)	6,762	2,454	(2,559)

Loss on disposal of discontinued operations	-	(1,116)	-	(164)	-
Loss from discontinued operations, net of income taxes	-	(597)	(1,215)	(1,170)	(2,541)
Net (loss) income	(2,489)	(3,777)	5,547	1,120	(5,100)
Less: Income (loss) allocated to non-controlling interest	35	-	-	(938)	(157)
Net (loss) income attributable to shareholders	$(2,524)	$(3,777)	$5,547	$2,058	$(4,943)

Basic (loss) income per share attributable to shareholders:
Continuing operations	$(0.28)	$(0.23)	$0.89	$0.50	$(0.37)
Discontinued operations	-	(0.20)	(0.16)	(0.20)	(0.39)
Net (loss) income	$(0.28)	$(0.43)	$0.73	$0.30	$(0.76)

Diluted (loss) income per share attributable to shareholders:
Continuing operations	$(0.28)	$(0.23)	$0.78	$0.46	$(0.37)
Discontinued operations	-	(0.20)	(0.14)	(0.18)	(0.39)
Net (loss) income	$(0.28)	$(0.43)	$0.64	$0.28	$(0.76)

Weighted average number of shares outstanding during year:
Basic	8,894	8,748	7,599	6,852	6,497
Diluted	8,894	8,748	8,630	7,307	6,497

Other Financial Highlights

Year Ended December 31,	2020	2019	2018 (a)	2017 (a)	2016 (a)(b)

Working capital (c)	$50,611	$53,349	$62,897	$8,985	$8,456
Total assets	121,296	113,593	115,248	54,474	43,758
Long-term debt	-	-	-	9,321	9,284
Equity	91,199	90,492	91,974	21,439	19,011
Depreciation and amortization	4,622	3,277	2,891	2,134	2,023

(a)In 2019, the Company classified its United Kingdom operations as discontinued operations. The Company revised its financial statements for all periods to reflect the discontinued operations.

(b)In 2016, the Company classified its cardiac diagnostic monitoring operations as discontinued operations. The Company revised its financial statements for 2016 to reflect the discontinued operations.

(c)Working capital is equal to current assets less current liabilities.

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Intricon Corporation (together with its subsidiaries referred herein as the “Company”, or “Intricon”, “we”, “us” or “our”) is an international company and joint development manufacturer (“JDM”) of micromedical components, sub-assemblies and final devices. The Company serves as a JDM partner to leading medical device original equipment manufacturers (“OEMs”) by designing, developing, engineering, manufacturing, packaging and distributing micromedical products for high growth markets, such as diabetes, peripheral vascular, interventional pulmonology, electrophysiology and hearing healthcare. Our mission is to improve, extend and save lives by advancing innovative micromedical technologies through joint development and manufacturing partnerships with industry leading medical device companies.

Overall Results

For fiscal year 2020, the Company experienced a 9.4 percent decrease in net revenues driven by a combination of factors including the timing of certain international orders filtering through various local regulatory requirements, delays in orders due to uncertainty surrounding the COVID-19 pandemic as well as lower sales as a result of the 2020 Hearing Help Express restructuring. The Company derived net revenue of $7,361 in 2020 from Emerald Medical Services Pte., Ltd., (“EMS”), acquired in May 2020. The Company posted a net loss of $2,524 or $.28 per diluted share in 2020 compared to a net loss of $3,777 or $.43 per diluted share in 2019.

Business Highlights

In March 2020, the World Health Organization categorized COVID-19 (coronavirus) as a pandemic and the President of the United States declared the outbreak a national emergency. There were and continue to be many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its employees, customers, suppliers, vendors, and business partners. The Company remains fully operational as we abide by local COVID-19 safety regulations globally. To achieve this the Company has certain employees working remotely and has adopted significant protective measures as recommended by the Center for Disease Control (CDC) for our on-site employees. Additionally, the Company has taken steps to monitor and work closely with our suppliers to maintain uninterrupted supply of critical materials.

On May 18, 2020, the Company acquired all of the outstanding shares of EMS pursuant to a Share Purchase Agreement between Intricon, EMS and the direct and indirect owners of EMS. EMS, based in Singapore, is a provider of joint development medical device manufacturing services for complex catheter applications.

On May 20, 2020, the Company announced a strategic restructuring plan designed to offset near-term COVID-19 business impacts and accelerate the Company’s future long-term growth by focusing resources on the highest potential growth areas. The plan, which was approved by the Company’s Board of Directors, was completed as of June 30, 2020.

On October 1, 2020, Scott Longval became president and chief executive officer of the Company, succeeding Mark Gorder, who retired effective September 30, 2020. Mr. Gorder remains a member of the Company’s Board of Directors. On February 5, 2021, the Company announced the appointment of Ellen Scipta as chief financial officer effective February 8, 2021, replacing Mr. Longval who had retained such position through that date.

Results of Operations: 2020 Compared with 2019

Consolidated Net Revenue

Our net revenue is comprised of the following markets: medical, hearing health, and professional audio. Below is a summary of our revenue by main markets for the years ended December 31, 2020 and 2019:

			Change
	2020	2019	Dollars	Percent
Diabetes	$59,311	$68,606	$(9,295)	-13.5%
Other Medical	19,726	13,487	6,239	46.3%
Hearing Health Value Based DTEC	4,430	6,120	(1,690)	-27.6%
Hearing Health Value Based ITEC	5,558	8,910	(3,352)	-37.6%
Hearing Health Legacy OEM	8,968	9,892	(924)	-9.3%
Professional Audio Communications	4,780	6,478	(1,698)	-26.2%
Total Net Revenue	102,773	113,493	(10,720)	-9.4%

In 2020, we experienced a 13.5 percent decrease in the diabetes medical net revenue driven by the timing of certain international orders filtering through various local regulatory requirements as well as delays in orders due to uncertainty surrounding the COVID-19 pandemic. Intricon has a strong presence in the diabetes market with its Medtronic partnership. The Company believes there are growth opportunities in this market that could benefit from the Company’s capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Other medical net revenue increased 46.3 percent compared to the prior period primarily due to $7,361 of net revenue from EMS acquired in May 2020. This increase was partially offset by a first quarter cumulative adjustment of $1.2 million to reduce revenue to correct an error related to prior periods as a result of our determination that a portion of our sales being recognized over time needed to be recognized at a point in time. The adjustment included a reduction of the related cost of goods sold of $0.8 million and related impacts to reduce the contract asset and an increase to inventory. The adjustment was not material to our consolidated financial statements for any quarterly or annual period.

Net revenue in our hearing health DTEC business for the year ended December 31, 2020 decreased 27.6 percent compared to the same period in 2019 due to reductions in advertising spend in an effort to control costs as part of our strategic restructuring plan.

Net revenue in our hearing health ITEC business for the year ended December 31, 2020 decreased 37.6 percent compared to the same period in 2019. The revenue decline was largely attributed to the absence of hiHealthInnovations revenue in 2020.

Net revenue in our hearing health legacy OEM business for the year ended December 31, 2020 decreased 9.3 percent compared to the same period in 2019 due to a decrease in demand during the first half of 2020 as a result of COVID-19, partially offset by increases during the second half of 2020 in international orders due to pent-up demand related to COVID-19.

As it relates to our overall Hearing Health business, we believe the FDA has been delayed in promulgating regulations regarding OTC hearing aids due to COVID-19 priorities. This delay has had an adverse impact on hearing health markets over the course of 2020. The Company is optimistic about the progress that has been made and the long-term prospects of the value-based hearing healthcare market. Market dynamics, such as low penetration rates, an aging population, regulatory scrutiny, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, including the DTEC channel and pending over-the-counter channel. Intricon believes it is very well positioned to serve these value-based hearing healthcare market channels. The Company believes long-term success in the hearing health market will largely be driven by the indirect-to-end consumer channel. As such, the Company continues to prioritize investments to more clearly focus on securing high-profile partners that value our ability to deliver an “eco-system of care” platform, which includes superior hearing aids, self-fitting software and customer care to the U.S. market.

Net revenue to the professional audio device sector decreased 26.2 percent in 2020 compared to the same period in 2019 due to order delays as a result of the COVID-19 pandemic. Intricon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross Profit

Gross profit, both in dollars and as a percent of revenue, for the years ended December 31, 2020 and 2019, were as follows:

	2020		2019		Change
	Dollars	Percent of Revenue	Dollars	Percent of Revenue	Dollars	Percent
Gross Profit	$26,175	25.5%	$30,986	27.3%	$(4,811)	-15.5%

The 2020 gross profit decrease as a percentage of revenue over the prior year was primarily due to lower revenue volumes, product mix as well as inefficiencies due to the COVID-19 pandemic.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the years ended December 31, 2020 and 2019 were:

	2020		2019		Change
		Percent		Percent
	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and Marketing	$6,671	6.5%	$11,498	10.1%	$(4,827)	-42.0%
General and Administrative	15,007	14.6%	13,933	12.3%	1,074	7.7%
Research and Development	5,248	5.1%	3,830	3.4%	1,418	37.0%
Other Operating Expenses	1,153	1.1%	-	0.0%	1,153	100.0%

Sales and marketing expenses decreased from the prior year due to lower marketing, support costs, wages and bad debt expenses within the DTEC market as a result of the restructuring announced in May of 2020, partially offset by $810 of sales and marketing expenses contributed by EMS.

General and administrative expenses increased from the prior year primarily related to one-time severance expense as a result of the 2020 restructuring, increases in non-cash stock compensation expense, including a transition payment of $443 (equal to one year’s salary) and $400 of RSUs issuable to the previous CEO under the Transition Agreement signed in June 2020, as well as $460 attributable to EMS.

Research and development expenses increased over the prior year due to increases in outside service and support costs, amortization of Sentibo Fitting Software which was placed into service during the second quarter of 2020 as well as $182 attributable to EMS.

Other operating expenses increased over the prior year due to $493 of acquisition related costs for the purchase of EMS and $660 for changes in fair value of contingent consideration related to the purchase of EMS.

Restructuring charges

On May 20, 2020, the Company announced a strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas. The plan, which was approved by the Company’s Board of Directors, was completed as of June 30, 2020, and consisted primarily of transitioning our direct-to-end-consumer operations at Hearing Help Express to solely support partnership initiatives including the reduction of advertising expenses as well as global net workforce reductions. Total restructuring charges for the year ended December 31, 2020 were $1,171, including $732 related to one-time employee termination benefits, $326 for lease modification costs at Hearing Help Express and $113 for losses on disposal of assets.

Impairment Loss

Impairment loss for the year ended 2019 was $3,765. The impairment losses related to a write-off of goodwill and intangible assets due to the fair value being less than its carrying value within our Hearing Help Express reporting unit. There were no impairment losses identified for 2020.

Interest Income (Expense), net

Interest income for 2020 was $331 compared to $920 in 2019. The change was primarily due to an overall reduction in our investment balance due to the purchase of EMS, as well as a decline in interest rates during the year.

Other Income (Expense), net

In 2020, other income, net was $316 compared to ($743) in 2019. The increase over the prior year is primarily due to Singapore government funds paid to our subsidiaries for COVID-19 relief.

Income Tax Expense

Income taxes were as follows:

	2020	2019
Income tax expense	$61	$201
Percentage of income tax expense of (loss) income from continuing operations before income taxes and discontinued operations	2.51%	10.79%

The expense in 2020 and 2019 was primarily due to foreign taxes on international operations. The Company is in a net operating loss (“NOL”) position for US federal and state income tax purposes, but our deferred tax asset related to the NOL carry forwards has been largely offset by a full valuation allowance. We incur minimal income tax expense for the current period domestic operations. We have approximately $34,536 of gross NOL carry forwards available to offset future U.S. federal income taxes that begin to expire in 2023.

Loss on Disposal of Discontinued Operations

Loss on disposal of discontinued operations was $0 and $1,116 for the years ended December 31, 2020 and December 31, 2019 due to the disposal of assets of our United Kingdom subsidiary in 2019.

Loss from Discontinued Operations

Loss from discontinued operations, net of income taxes, was $0 and $597 for the years ended December 31, 2020 and December 31, 2019, respectively, due to the discontinued operations of our United Kingdom subsidiary.

Results of Operations: 2019 Compared with 2018

A discussion of fiscal 2019 results compared to fiscal 2018 results can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Liquidity and Capital Resources

Our primary sources of cash have been cash flows from operations, bank borrowings, investment income and sales of equity. For the last three years, cash has been used for repayments of bank borrowings, the acquisition of EMS, as well as purchases of equipment and working capital to support growth.

The Company believes we continue to maintain adequate liquidity to operate our businesses during the COVID-19 pandemic. As of December 31, 2020, we had approximately $8,608 of cash and cash equivalents as well as $19,793 of short-term investment securities maturing within the next twelve months. Sources of our cash for the year ended December 31, 2020 were from our operating activities, as described below.

Consolidated net working capital decreased to $50,611 as of December 31, 2020 from $53,349 at December 31, 2019. Our cash flows from operating, investing and financing activities, as reflected in the statement of cash flows for the years ended December 31, are summarized as follows:

	2020	2019	2018
Cash provided by (used in) continuing operations:
Operating activities	$5,613	$1,525	$1,475
Investing activities	(3,504)	(227)	(44,993)
Financing activities	(1,992)	(109)	52,000
Effect of exchange rate changes on cash	(2)	(4)	(150)
Net increase in cash from continuing operations	115	1,185	8,332
Cash provided by (used in) discontinued operations, net	3	(70)	(1,302)
Net increase in cash	$118	$1,115	$7,030

Operating Activities. Cash provided by operating activities of continuing operations was $4,088 higher than in 2019. The variance to the prior year was primarily attributable to:

●Cash earnings (income from continuing operations plus non-cash adjustments) were $1,316 lower than the prior year driven primarily by lower revenue due to order delays as a result of delays in international regulatory approval for certain customers, and the impact of COVID-19, as well as the payment of restructuring charges and acquisition related costs in 2020;

●Net outflows from operating assets and liabilities were $5,404 lower than prior year, primarily attributable to:

● a $4,659 decrease in net cash outflows as a result of changes in accounts payable, accrued expenses and other liabilities, driven by the timing of cash payments as well as lower marketing, support costs and wages within the DTEC market as a result of the 2020 restructuring; and

e

● a $631 decrease in net cash outflows compared to the prior year primarily as a result of net changes in current assets such as accounts receivable driven by the timing of orders and collections from customers as well as increased inventory due to higher orders in the latter half of 2020.

Cash generated from operations may be affected by a number of factors. See “Forward Looking Statements” and “Item 1A Risk Factors” contained in this Form 10-K for a discussion of some of the factors that can negatively impact the amount of cash we generate from our operations.

Investing Activities. In 2020, net cash used in investing activities of continuing operations were $3,504, compared to $227 in 2019. The variance of $3,277 was primarily due to:

●$7,128 of cash paid for the purchase of EMS in 2020, see Note 2 to the consolidated financial statements; partially offset by

●a decrease of $964 in capital expenditures in 2020 primarily related to capital expenditures for a new manufacturing facility that were incurred in 2019; and

●an increase of $1,460 in net proceeds derived from investment securities in 2020 due to the timing of investment maturity.

Financing Activities. In 2020, net cash used in financing activities of continuing operations were $1,992, compared to $109 in 2019. The increase in cash used of $1,883 was primarily related to contingent consideration liabilities paid in connection with the acquisition of EMS in 2020 as well payments for intangible assets acquired.

Credit Facilities

Intricon had $14,347 and $9,589 of borrowing capacity under its credit facilities as of December 31, 2020 and 2019, respectively. During 2020 and 2019, we did not borrow on any of our available facilities.

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

On May 13, 2020, the Company and its domestic subsidiaries entered into a Fourteenth Amendment to Loan and Security Agreement and Waiver (the “Fourteenth Amendment”) with CIBC Bank USA. The Fourteenth Amendment, among other things:

●Increased the Company’s revolving loan borrowing capacity to $12.0 million from its then current capacity of $7.0 million;

●Added provisions addressing interest rates following the unavailability of the London Interbank Offered Rate or LIBOR;

●Eliminated the funded debt to EBITDA ratio and fixed charge coverage ratio for the quarter ending June 30, 2020;

●Added a financial covenant requiring that at all times until September 30, 2020, the borrowers maintain at least $15.0 million of liquidity, calculated as the sum of (a) cash on hand, plus (b) cash equivalent investments, plus (c) available borrowing capacity under the revolving credit facility.

The Company was in compliance with all applicable covenants under the credit facility as of December 31, 2020.

Foreign Credit Facility

In addition to its domestic credit facilities, the Company’s wholly-owned subsidiary, Intricon, PTE LTD., entered into an international senior secured credit agreement with Oversea-Chinese Banking Corporation Ltd. that provides for an asset-based line of credit. Borrowings bear interest at a rate of .75% to 2.5% over the lender’s prevailing prime lending rate.

Capital Adequacy

The Company believes that funds expected to be generated from operations, funds maintained in liquid investments and funds available under our revolving credit loan facility will be sufficient to meet our anticipated cash requirements for operating needs for at least the next 12 months. While management believes we will be able to meet our liquidity needs for at least the next 12 months, no assurance can be given that we will be able to do so.

Contractual Obligations

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of December 31, 2020.

Contractual Obligations	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Pension and other postretirement benefit obligations	$1,480	$188	$465	$352	$475
Leases	7,614	2,473	4,355	785	-
Contingent consideration liability	3,574	1,090	2,484	-	-
Technology access liability	989	742	247	-	-
Self-fitting software	1,056	264	792	-	-
Total contractual obligations	$9,094	$2,661	$4,820	$1,137	$475

Foreign Currency Fluctuation

Generally, the effect of changes in foreign currencies on our results of operations is partially or wholly offset by our ability to make corresponding price changes in the local currency. From time to time, the impact of fluctuations in foreign currencies may have a material effect on the financial results of the Company. Foreign currency transaction amounts included in the statements of operations include losses of $131, $48, and $64, in 2020, 2019, and 2018, respectively. See Note 16 to the Company’s consolidated financial statements included herein.

Off-Balance Sheet Obligations

We had no material off-balance sheet obligations as of December 31, 2020.

Related Party Transactions

For a discussion of related party transactions, see Note 21 to the Company’s consolidated financial statements included herein.

Litigation

For a discussion of litigation, see “Item 3. Legal Proceedings” and Note 20 to the Company’s consolidated financial statements included herein.

New Accounting Pronouncements

For a discussion of new accounting pronouncements, see Note 1 to the Company’s consolidated financial statements included herein.

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

For its hearing health direct-to-end-consumer market, the Company recognizes revenue after the customer trial period has ended (generally 60 days from shipment).

Customers generally have 30 days from the date of delivery to notify the Company if the product is damaged or defective. Beyond that, there are no significant obligations that remain after shipment other than warranty obligations. Contracts with customers do not include product return rights, other than for non-conformance; however, the Company may elect in certain circumstances to accept returns of products. The Company records revenue for product sales net of returns and discounts. Sales and use tax are reported on a net basis.

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

Business Combinations

We record identifiable assets acquired and liabilities assumed in business combinations at their estimated fair values on the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. This requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between goodwill and assets that are depreciated and amortized. Significant assets and liabilities estimated included intangible assets and liabilities for contingent consideration. Management estimated the fair value of the intangible asset using the multi-period excess earnings method, which is a specific discounted cash flow method. This required management to make significant estimates and assumptions related to future cash flows of certain products and the selection of the discount rate. Management estimated the fair value of the contingent consideration liability using scenario-based methods and forecasts of future revenues. This required management to make significant estimates and assumptions related to future revenue levels of certain products and the selection of discount rate. Our estimates are based on historical experience, information obtained from the management of the acquired companies and, when appropriate, include assistance from independent third-party appraisal firms. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events or circumstances may occur which may affect the accuracy or validity of such estimates.

Contingent Consideration

Contingent consideration liabilities depend on certain future events and are measured at fair value based on various level 3 inputs and assumptions including forecasts, probabilities of payment and discount rates. Amounts are classified current if expected to be paid within the next twelve months. The liability for contingent consideration is subject to fair value adjustments each reporting period that will be recognized through the statement of operations.

A number of estimates are used when determining the fair value of the contingent consideration liability, including projected revenues, risk-adjusted discount rates and timing of contractual payments. The preparation of revenue forecasts for use in the estimated liability involve significant judgments that we base primarily on existing orders, expected timing and amount of future orders, anticipated pricing changes and general market conditions. We discount the cash flow forecasts using comparable market interest rates to those enacted in our existing credit facilities.

Significant changes in our actual or forecasted revenues could affect the discounted cash flows used in revaluing the contingent consideration to fair value each reporting period. As of December 31, 2020, a 10 percent increase and a 10 percent decrease in forecasted revenues would result in a 7 and 16 percent increase and decrease in the fair value of the contingent consideration, respectively. Subsequent revaluations of the contingent consideration liability after the acquisition date have generally resulted in increases to the fair value of the liability principally due to updated revenue forecasts, as a result of the growth in our business as well as passage of time due to the nature of discount rates.

Goodwill

Goodwill is reviewed for impairment annually as of November 30, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The Company may apply a qualitative assessment to determine if it is more likely than not that goodwill is impaired. If the Company does not pass the qualitative assessment, or chooses to skip the assessment, it performs a quantitative assessment comparing fair value of a reporting unit to its carrying value. The Company would need to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

The Company concluded that no impairment of goodwill occurred during the year ended December 31, 2020 as the quantitative assessment indicated that fair values of reporting units substantially exceeded the carrying value of all reporting units. As of and for the period ended June 30, 2019, the fair value of the goodwill within our Hearing Help Express reporting unit was less than its carrying amount, which resulted in non-cash impairment charge to goodwill of $1,257. There were no further adjustments made to the carrying amount of goodwill as of December 31, 2019. The Company concluded that no impairment of goodwill or intangible assets occurred during the year ended December 31, 2018.

Intangible Assets

The Company has definite-lived technology and customer relationship intangible assets that are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable. The Company evaluated the recoverability of its technology intangible assets due to delays in clinical trials to obtain the approval for new hearing products. The Company’s evaluation of the recoverability of technology intangible assets involves the comparison of undiscounted future cash flows expected to be generated by the products using these technologies over the remaining useful life of the technology assets to their respective carrying amounts. The Company’s recoverability analysis requires management to make significant estimates and assumptions related to future cash flows, timing of the OTC legislation and the remaining useful life of the assets. Significant changes in any of these estimates and assumptions could affect the cash flows used in evaluating recoverability.

The Company concluded that no impairment of intangible assets occurred during the year ended December 31, 2020. As of and for the period ended June 30, 2019, the fair value of the intangible assets related to Hearing Help Express was less than its carrying amount, which resulted in non-cash impairment charge to intangible assets of $2,508. There were no further adjustments made to the carrying amount of intangible assets as of December 31, 2019. The Company concluded that no impairment of intangible assets occurred during the year ended December 31, 2018.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Company’s management believes that, as of December 31, 2020, the Company’s internal control over financial reporting was effective based on those criteria.

Our assessment of the effectiveness of our internal controls over financial reporting excluded the assets and operations acquired in the EMS transaction on May 18, 2020. EMS’s assets and operations are less than 20% of total assets and revenues (excluding EMS’s goodwill and intangible assets which were integrated into the Company’s systems and control environment) of the Company’s consolidated financial statement amounts as of and for the period ended December 31, 2020. Such exclusion was in accordance with SEC guidance that an assessment of a recently acquired business may be omitted in management’s report on internal control over financial reporting, provided the acquisition took place within twelve months of management’s evaluation.

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2020, as stated in the Report of Independent Registered Public Accounting Firm appearing under Item 8.

There were no changes in our internal control over financial reporting during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Intricon Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Intricon Corporation (the "Company") as of December 31, 2020, the related consolidated statement of operations, comprehensive (loss) income, equity, and cash flows, for the period ended December 31, 2020, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for  the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements of the Company for the year ended December 31, 2019, before the effects of the retrospective adjustments to the disclosures for a change in the composition of reportable segments discussed in Note 1 to the consolidated financial statements, were audited by other auditors whose report, dated March 16, 2020, expressed an unqualified opinion on those statements. We also have audited the adjustments to the 2019 consolidated financial statements to retrospectively adjust the disclosures for a change in the composition of reportable segments in 2020, as discussed in Note 1 to the consolidated financial statements. Our procedures included auditing the retrospective adjustments to the disclosures in Note 1 to the consolidated financial statements. In our opinion, such retrospective adjustments are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2019 consolidated financial statements of the Company other than with respect to the retrospective adjustments, and accordingly, we do not express an opinion or any other form of assurance on the 2019 consolidated financial statements taken as a whole.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Business Combination – Valuation of Acquired Intangible Asset and Contingent Consideration — Refer to Notes 1 and 2 to the financial statements.

Critical Audit Matter Description

The Company completed the acquisition of Emerald Medical Services (“Emerald”) for $11.8 million on May 18, 2020. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including an identifiable customer relationship intangible asset of $6.4 million and contingent consideration liability of $3.4 million. Management estimated the fair value of the intangible asset using the multi-period excess earnings method, which is a specific discounted cash flow method, and estimated the fair value of the contingent consideration liability using scenario-based methods and forecasts of future revenues.

The fair value determination of the intangible asset required management to make significant estimates and assumptions related to forecasts of future cash flows of certain products and the selection of the discount rate. The fair value determination of the contingent liability required management to make significant estimates and assumptions related to forecasts of future revenues of certain products and the selection of the discount rate.

We identified the valuation of the intangible asset and contingent consideration liability as a critical audit matter because of the significant estimates and assumptions management makes to determine the fair value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s forecasts of future revenues and cash flows of certain products and the selection of the discount rates.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the forecasts of future revenues and cash flows of certain products and the selection of the discount rates for the intangible asset and the contingent consideration liability included the following, among others:

•We tested the effectiveness of controls over the valuation of the intangible asset and contingent consideration liability, including management’s controls over forecasts of future revenues and cash flows of certain products and the selection of the discount rates.

•We assessed the reasonableness of management’s forecasts of future revenues and cash flows of certain products by comparing the projections to historical results.

•Due to the lack of historical experience available for certain products, we evaluated the reasonableness of management’s revenue and cash flow forecasts by comparing the forecasts to (1) the historical operating results of the Company’s similar existing products, (2) internal communications from management to the Board of Directors, (3) external communications made by management to analysts and investors, and (4) industry reports and other external information containing analyses of the Company’s products, its competitor’s products and the potential product market.

•We evaluated whether the estimated future revenues and cash flows were consistent with evidence obtained in other areas of the audit.

•We assessed the terms of the arrangement and the conditions that must be met for the contingent liability to become payable based upon the achievement of certain revenue levels.

•With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodologies and (2) discount rates by:

–Testing the source information underlying the determination of the discount rates and testing the mathematical accuracy of the calculation.

–Developing a range of independent estimates and comparing those to the discount rates selected by management.

Intangible Assets — Refer to Notes 1 and 7 to the financial statements.

Critical Audit Matter Description

The Company has technology assets that are definite-lived intangible assets. As of December 31, 2020, the carrying value of the intangible assets is $4.9 million. The Company’s intangible assets are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable. The Company evaluated the recoverability of its technology intangible assets due to delays in clinical trials to obtain the approval for new hearing products.

The Company’s evaluation of the recoverability of technology intangible assets involves the comparison of undiscounted future cash flows expected to be generated by the products using these technologies over the remaining useful life of the technology assets to their respective carrying amounts. The Company’s recoverability analysis requires management to make significant estimates and assumptions related to future cash flows over the remaining useful life of the assets.

We identified the evaluation of technology intangible assets for potential impairment as a critical audit matter because of the significant estimates and assumptions management makes related to future cash flows expected to be generated by these products over the intangible assets’ lives. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the reasonableness of management’s future cash flows over the remaining useful life of the technology intangible assets.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the future cash flows over the remaining useful life of the technology intangible assets included the following, among others:

•We tested the effectiveness of controls over the review of the business assumptions related to the forecasted undiscounted future cash flows used in impairment testing.

•We evaluated the reasonableness of management’s forecasts of undiscounted future cash flows by comparing management’s projections to the Company’s historical results.

•Due to the lack of historical experience available for the new product line, we evaluated the reasonableness of management’s revenue, gross margin and operating expense forecasts of the new product line by comparing the forecasts to (1) the historical operating results of the Company’s similar existing products, (2) internal communications from management to the board of directors, (3) external communications made by management to analysts and investors, (4) industry and third party reports containing analyses of the potential market, and (5) industry peers.

•We evaluated the sensitivity of the assumptions that impact the overall outcome of the cash flow model, including projected revenue growth, margin and cost rates, timing of FDA approval and timing of branding partner identification.

•We evaluated whether the estimated future cash flows over the remaining useful life were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 16, 2021

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Intricon Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Intricon Corporation (the “Company”) as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2020, of the Company and our report dated March 16, 2021, expressed an unqualified opinion on those financial statements.

As described in Management's Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Emerald Medical Services Pte., LTD (“Emerald”). Emerald’s assets and revenues are less than 20% of consolidated assets and revenues as of and for the year ended December 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at Emerald.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

Minneapolis, Minnesota

March 16, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the board of directors of Intricon Corporation and Subsidiaries:

Opinion on the Financial Statements

We have audited, before the effects of the adjustments to retrospectively apply the change in reportable segments described in Note 1, the accompanying balance sheet of Intricon Corporation and Subsidiaries (the "Company") as of December 31, 2019, the related consolidated statement of operations, comprehensive income (loss), equity, and cash flows for each of the two years in the period ended December 31, 2019, and the related notes (collectively referred to as the "consolidated financial statements").

In our opinion, the financial statements, before the effects of the adjustments to retrospectively apply the change in reportable segments described in Note 1, present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of their operations and their cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to audit, review, or apply any procedures to the adjustments and related required disclosures to regarding the effects of the adjustments to retrospectively apply the change in reportable segments described in Note 1.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provides a reasonable basis for our opinion.

/s/ BAKER TILLY US, LLP (FORMERLY BAKER TILLY VIRCHOW KRAUSE, LLP)

We served as the Company's auditor from 2005 to 2019.

Minneapolis, Minnesota

March 16, 2020

INTRICON CORPORATION
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

Year Ended December 31,	2020	2019	2018

Revenue, net	$102,773	$113,493	$113,948
Cost of goods sold	76,598	82,507	77,717
Gross profit	26,175	30,986	36,231

Operating expenses:
Sales and marketing	6,671	11,498	11,467
General and administrative	15,007	13,933	11,718
Research and development	5,248	3,830	4,671
Restructuring charges	1,171	-	-
Other operating expenses	1,153	-	-
Impairment loss (Note 6 and 7)	-	3,765	-
Total operating expenses	29,250	33,026	27,856
Operating (loss) income	(3,075)	(2,040)	8,375

Interest income (expense), net	331	920	(314)
Other income (expense), net	316	(743)	(815)
(Loss) income from continuing operations before income taxes and discontinued operations	(2,428)	(1,863)	7,246
Income tax expense	61	201	484
(Loss) income from continuing operations before discontinued operations	(2,489)	(2,064)	6,762
Loss on disposal of discontinued operations (Note 4)	-	(1,116)	-
Loss from discontinued operations (Note 4)	-	(597)	(1,215)
Net (loss) income	(2,489)	(3,777)	5,547
Less: Income allocated to non-controlling interest	35	-	-
Net (loss) income attributable to Intricon shareholders	$(2,524)	$(3,777)	$5,547

Basic (loss) income per share attributable to Intricon shareholders:
Continuing operations	$(0.28)	$(0.23)	$0.89
Discontinued operations	-	(0.20)	(0.16)
Net (loss) income per share:	$(0.28)	$(0.43)	$0.73

Diluted (loss) income per share attributable to Intricon shareholders:
Continuing operations	$(0.28)	$(0.23)	$0.78
Discontinued operations	-	(0.20)	(0.14)
Net (loss) income per share:	$(0.28)	$(0.43)	$0.64

Average shares outstanding:
Basic	8,894	8,748	7,599
Diluted	8,894	8,748	8,630
(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Statements of Comprehensive (Loss) Income
(In Thousands)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(2,489)	$(3,777)	$5,547
Unrealized foreign currency translation adjustment from continuing operations	59	(10)	(206)
Realized pension and postretirement obligations	20	19	20
Unrealized loss on pension and postretirement obligations	(238)	-	-
Realized foreign currency translation loss from discontinued operations previously unrealized (Note 2)	-	280	-
Realized foreign currency translation gain from investment in partnerships	-	118	-
Interest rate swap	-	-	(8)
Comprehensive (loss) income	$(2,648)	$(3,370)	$5,353
(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	December 31,	December 31,
	2020	2019
Current assets:
Cash and cash equivalents	$8,608	$8,523
Restricted cash	672	639
Short-term investment securities	19,793	23,451
Accounts receivable, less provision for doubtful accounts of $210 at December 31, 2020 and $325 at December 31, 2019	10,115	8,993
Inventories	19,513	16,377
Contract assets	9,107	10,237
Other current assets	1,466	1,975
Current assets of discontinued operations	-	80
Total current assets	69,274	70,275

Machinery and equipment	45,661	41,073
Less: Accumulated depreciation	31,484	27,522
Net machinery and equipment	14,177	13,551

Goodwill	13,714	9,551
Intangible assets	10,785	5,545
Operating lease right-of-use assets, net	6,701	4,372
Investment in partnerships	570	1,160
Long-term investment securities	5,085	8,629
Other assets, net	990	510
Total assets	$121,296	$113,593

Current liabilities:
Current financing leases	$21	$101
Current operating leases	2,156	1,729
Accounts payable	8,670	9,876
Accrued salaries, wages and commissions	3,581	2,274
Other accrued liabilities	4,235	2,869
Liabilities of discontinued operations	-	77
Total current liabilities	18,663	16,926

Noncurrent financing leases	-	30
Noncurrent operating leases	4,726	2,937
Other postretirement benefit obligations	385	382
Accrued pension liabilities	907	655
Deferred tax liabilities, net	1,018	-
Other long-term liabilities	4,398	2,171
Total liabilities	30,097	23,101
Commitments and contingencies (Note 20)
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 8,951 and 8,781 shares issued and outstanding at December 31, 2020 and December 31, 2019, respectively	8,951	8,781
Additional paid-in capital	89,702	86,770
Accumulated deficit	(6,810)	(4,286)
Accumulated other comprehensive loss	(679)	(520)
Total shareholders' equity	91,164	90,745
Non-controlling interest	35	(253)
Total equity	91,199	90,492
Total liabilities and equity	$121,296	$113,593

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)

Year Ended December 31,	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(2,489)	$(3,777)	$5,547
Loss from discontinued operations	-	1,713	1,215
(Loss) income from continuing operations	(2,489)	(2,064)	6,762
Adjustments to reconcile net (loss) income from continuing operations to net cash provided by operating activities:
Depreciation and amortization	4,622	3,277	2,891
Impairment of goodwill and intangible assets	-	3,765	-
Equity in loss of partnerships	125	288	390
Amortization of debt issuance costs	-	-	158
Stock-based compensation	2,382	1,886	1,395
Change in fair value of contingent consideration	660	-	-
Provision for doubtful accounts	(115)	(482)	475
Loss on disposal of assets	169	-	-
Changes in operating assets and liabilities:
Accounts receivable	456	2,769	(3,219)
Inventories	(1,190)	1,609	(5,086)
Contract assets	1,130	(4,613)	(2,645)
Other assets	554	440	(403)
Accounts payable	(2,105)	(3,057)	1,851
Accrued expenses	1,745	(2,077)	(700)
Other liabilities	(331)	(216)	(394)
Net cash provided by operating activities of continuing operations	5,613	1,525	1,475
Net cash provided by (used in) operating activities of discontinued operations	3	(55)	(1,298)
Net cash provided by operating activities	5,616	1,470	177

Cash flows from investing activities:
Purchases of machinery and equipment	(3,629)	(4,593)	(5,503)
Payments for acquisition of a business	(7,128)	-	-
Payments for acquisition of intangible assets	-	(818)	-
Purchase of investment securities	(19,941)	(43,797)	(38,093)
Proceeds from sale of investment securities	-	38,015	-
Proceeds from maturities of investment securities	27,194	11,575	-
Investment in partnerships	-	(609)	(1,397)
Net cash used in investing activities of continuing operations	(3,504)	(227)	(44,993)
Net cash used in investing activities of discontinued operations	-	(15)	(4)
Net cash used in investing activities	(3,504)	(242)	(44,997)

Cash flows from financing activities:
Payment of financing leases	(96)	(111)	-
Payments for contingent consideration liabilities	(500)	-	-
Payments on liabilities for acquisition of intangible assets	(1,387)	-	-
Exercise of stock options and employee stock purchase plan shares	237	306	727
Withholding of common stock upon vesting of restricted stock units	(246)	(304)	-
Proceeds from long-term debt	-	-	14,169
Repayments of long-term debt	-	-	(25,868)
Payment of debt issuance costs	-	-	(88)
Proceeds from issuance of common stock, net of costs	-	-	88,967
Payments for repurchase of common stock and related costs	-	-	(25,907)
Net cash (used in) provided by financing activities	(1,992)	(109)	52,000

Effect of exchange rate changes on cash	(2)	(4)	(150)

Net increase in cash, cash equivalents and restricted cash	118	1,115	7,030
Cash, cash equivalents and restricted cash, beginning of period	9,162	8,047	1,017

Cash, cash equivalents and restricted cash, end of period	$9,280	$9,162	$8,047

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Statements of Equity
(In Thousands)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balances December 31, 2017	6,900	6,900	21,581	(6,056)	(733)	(253)	21,439
Exercise of stock options, net	532	532	(23)	-	-	-	509
Shares issued under the employee stock purchase plan	7	7	211	-	-	-	218
Stock-based compensation	-	-	1,395	-	-	-	1,395
Issuance of common stock	1,725	1,725	87,242	-	-	-	88,967
Repurchase of common stock	(500)	(500)	(25,407)	-	-	-	(25,907)
Net income	-	-	-	5,547	-	-	5,547
Comprehensive loss	-	-	-	-	(194)	-	(194)
Balances December 31, 2018	8,664	$8,664	$84,999	$(509)	$(927)	$(253)	$91,974
Exercise of stock options, net	69	69	29	-	-	-	98
Withholding of common stock upon vesting of restricted stock units	36	36	(340)	-	-	-	(304)
Shares issued under the employee stock purchase plan	9	9	199	-	-	-	208
Stock-based compensation	3	3	1,883	-	-	-	1,886
Net loss	-	-	-	(3,777)	-	-	(3,777)
Comprehensive income	-	-	-	-	407	-	407
Balances December 31, 2019	8,781	$8,781	$86,770	$(4,286)	$(520)	$(253)	$90,492
Exercise of stock options, net	37	37	(5)	-	-	-	32
Withholding of common stock upon vesting of restricted stock units	37	37	(283)	-	-	-	(246)
Shares issued under the employee stock purchase plan	16	16	189	-	-	-	205
Acquisition of Emerald Medical Services	80	80	902	-	-	-	982
Controlling interest acquired in subsidiary	-	-	(253)	-	-	253	-
Stock-based compensation	-	-	2,382	-	-	-	2,382
Net (loss) income	-	-	-	(2,524)	-	35	(2,489)
Comprehensive loss	-	-	-	-	(159)	-	(159)
Balances December 31, 2020	8,951	$8,951	$89,702	$(6,810)	$(679)	$35	$91,199
(See accompanying notes to the consolidated financial statements)

Intricon Corporation

Notes to Consolidated Financial Statements (In Thousands, Except Per Share Data)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Intricon Corporation is an international company and joint development manufacturer (“JDM”) of micromedical components, sub-assemblies and final devices. The Company serves as a JDM partner to leading medical device original equipment manufacturers (“OEMs”) by designing, developing, engineering, manufacturing, packaging and distributing micromedical products for high growth markets, such as diabetes, peripheral vascular, interventional pulmonology, electrophysiology and hearing healthcare. Our mission is to improve, extend and save lives by advancing innovative micromedical technologies through joint development and manufacturing partnerships with industry leading medical device companies.

The Company is headquartered in Arden Hills, Minnesota and operates globally with facilities in Minnesota, Illinois, California, Singapore, Indonesia and Germany.

Over the past year, the Company has embarked on a transformation strategy to accelerate growth through expansion of its product and service offerings and geographic footprint. Aligned with this strategy, the Company acquired Emerald Medical Services Pte., LTD (“EMS”), a Singapore based, joint development provider of complex catheter applications, in May 2020.

Basis of Presentation – The Company prepares financial statements in conformity with accounting principles generally accepted in the United States of America.

On June 25, 2019, the Company’s officers, pursuant to delegated authority from the board, approved plans to discontinue the operations of its United Kingdom (UK) subsidiary. For all periods presented, the Company classified this business as discontinued operations, and, accordingly, has reclassified historical financial data presented herein. See further information in Note 4.

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

Business Combinations – The Company records acquisitions in accordance with ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. The application of ASC 805, Business Combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between goodwill and assets that are depreciated and amortized. Our estimates are based on historical experience, information obtained from the management of the acquired companies and, when appropriate, include assistance from independent third-party appraisal firms. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events or circumstances may occur which may affect the accuracy or validity of such estimates. See Note 2 for additional detail on the EMS business combination.

Discontinued Operations – The Company records discontinued operations when the disposal of a separately identified business unit constitutes a strategic shift in the Company’s operations. See Note 4 for additional detail.

Non-Controlling Interests – Since May 2020, the Company owns 54 percent of Emerald Extrusion Services LLC. (“EES”), which was acquired as part of the EMS acquisition. The Company has consolidated the results of EES for 2020 based on the Company’s ability to control the operations of the entity. The remaining ownership is accounted for as a non-controlling interest and reported as part of equity in the Consolidated Balance Sheets.

Segment Disclosures – Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM uses net income as our primary measure of performance. We view our operations and manage our business as one operating segment since the restructuring of HHE in 2020. Prior to 2020, the Company operated in two reportable segments, our body-worn device segment and our direct-to-end-consumer hearing health segment.

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

Performance obligations - A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation in proportion to the standalone selling price for each and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s various performance obligations and the timing or method of revenue recognition in each of the Company’s markets are discussed below:

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

The transaction price for hearing aid accessories and service plans is the invoiced amount. Variable consideration in the form of refunds, credits, rebates, price concessions, pricing incentives or other items impacting transaction price are not present. Hearing aid accessories are billed and revenue is recognized upon shipment to the customer. Invoices are paid within normal commercial terms. Annual service plans are billed along with the hearing aid at the end of the 60-day trial period or upon renewal of the service plan and paid within normal commercial terms. As the customer consumes the benefits of the service plan relatively evenly over the plan term, revenue for service plans is recognized on a straight-line basis commencing at the end of the trial period.

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

Fair Value Measurements – The Company follows the authoritative guidance on fair value measurements and disclosures with respect to assets and liabilities that are measured at fair value on both a recurring and nonrecurring basis. Fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date. The authoritative guidance also establishes a hierarchy for inputs used in measuring fair value that maximizes the use of observable inputs and minimizes the use of unobservable inputs by requiring that the most observable inputs be used when available. Observable inputs are inputs market participants would use in valuing the asset or liability, based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the factors market participants would use in valuing the asset or liability developed based upon the best information available in the circumstances. The categorization of financial assets and financial liabilities within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The hierarchy is broken down into three levels defined as follows:

●Level 1 – Inputs are quoted prices in active markets for identical assets or liabilities.

●Level 2 – Inputs include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, and inputs (other than quoted prices) that are observable for the asset or liability either directly or indirectly.

●Level 3 – Inputs are unobservable for the asset or liability.

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2020 and 2019. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

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

Investment Securities – The Company invests in commercial paper, corporate notes and bonds with original maturities of less than two years. The Company classifies these investments as held to maturity based on our intent and ability to hold these investments until maturity. Investments are classified current if expected to mature within the next twelve months. These investments are recorded at amortized cost, which approximates fair value, using level 2 inputs. Investment income included in interest income (expense), net on the Consolidated Statement of Operations was $423, $996, and $332 during 2020, 2019, and 2018, respectively.

Accounts Receivable – Amounts recorded in receivables, net, on the Consolidated Balance Sheet include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. A provision for doubtful accounts is maintained to provide for the estimated amount of receivables that will not be collected. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivables. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. The provision for doubtful accounts balance was $210 and $325 as of December 31, 2020 and 2019, respectively.

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

Machinery and Equipment – Machinery and equipment are carried at cost. Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 12 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Improvements are capitalized and expenditures for maintenance, repairs and minor renewals are charged to expense when incurred. At the time assets are retired or sold, the costs and accumulated depreciation are eliminated and the resulting gain or loss, if any, is reflected in the Consolidated Statement of Operations. Depreciation expense was $3,017, $2,554, and $1,909 for the years ended December 31, 2020, 2019, and 2018, respectively.

Goodwill - Goodwill is reviewed for impairment annually as of November 30, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The Company may apply a qualitative assessment to determine if it is more likely than not that goodwill is impaired. If the Company does not pass the qualitative assessment, or choses to skip the assessment, it performs a test comparing fair value of a reporting unit to its carrying value. The Company would need to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

The Company concluded that no impairment of goodwill occurred during the year ended December 31, 2020. As of and for the period ended June 30, 2019, the fair value of the goodwill within our Hearing Help Express reporting unit was less than its carrying amount, which resulted in a non-cash impairment charge to goodwill of $1,257. There were no further adjustments made to the carrying amount of goodwill as of December 31, 2019. The Company concluded that no impairment of goodwill occurred during the year ended December 31, 2018.

Intangible Assets - The Company has definite-lived technology and customer relationship intangible assets that are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable. The Company evaluated the recoverability of its technology intangible assets due to delays in clinical trials to obtain the approval for new hearing products. The Company’s evaluation of the recoverability of technology intangible assets involves the comparison of undiscounted future cash flows expected to be generated by the products using these technologies over the remaining useful life of the technology assets to their respective carrying amounts. The Company’s recoverability analysis requires management to make significant estimates and assumptions related to future cash flows and the remaining useful life of the assets.

The Company concluded that no impairment of intangible assets occurred during the year ended December 31, 2020. As of and for the period ended June 30, 2019, the fair value of the Hearing Help Express reporting unit was less than its carrying amount, which resulted in a non-cash impairment charge to intangible assets of $2,508. There were no further adjustments made to the carrying amount of intangible assets as of December 31, 2019. The Company concluded that no impairment of intangible assets occurred during the year ended December 31, 2018.

Long-lived Assets – Long-lived assets are recorded at cost. The Company assesses the carrying amount for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. This assessment includes certain assumptions related to future needs for the asset to help generate future cash flow. Changes in those assessments, future economic conditions or technological changes could have a material adverse impact on the carrying value of these assets. As of December 31, 2020, the Company has determined that no impairment of long-lived assets exists.

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

Contingent Consideration - Contingent consideration liabilities relate to estimated future payments in connection with the purchase of EMS. Contingent consideration liabilities depend on certain future events and are measured at fair value based on various level 3 inputs and assumptions including forecasts, probabilities of payment and discount rates. Amounts are classified current if expected to be paid within the next twelve months and recorded on the Consolidated Balance Sheets within other accrued liabilities. Noncurrent liabilities are classified on the Consolidated Balance Sheets within other long-term liabilities. The liabilities for contingent consideration are subject to fair value adjustments each reporting period that will be recognized through the Statement of Operations.

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to the extent the future benefit from the deferred tax assets realization is more likely than not unable to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2020 and 2019, the Company had no accrual for the payment of tax related interest and there was no tax interest or penalties recognized in the Consolidated Statements of Operations. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2003-2005, 2009-2013 and 2015-2018.

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

Stock Based Compensation and Equity Plans – Under the Company stock-based compensation plans, executives, employees and outside directors receive awards of options to purchase common stock and restricted stock units. Under all awards, the terms are fixed at the grant date. For stock options, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years and have a maximum term of 10 years. The Company expenses grant-date fair values of stock options, based on the Black-Scholes model, ratably over the vesting period of the related share-based award. Restricted stock units are valued based on the closing stock price on the date of the grant and are expensed evenly over the vesting period. The restricted stock units vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant at which time common stock is issued with respect to vested units. The plans also permit the granting of stock awards, stock appreciation rights, restricted stock and other equity-based awards.

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

Advertising Costs – Advertising costs amounted to $644, $2,650, and $3,419 in 2020, 2019, and 2018, respectively, and are charged to expense when incurred.

Research and Development Costs – Research and development costs, net of customer funding, amounted to $5,248, $3,830, and $4,671 in 2020, 2019, and 2018, respectively, and are charged to expense when incurred, net of customer funding. The Company accrues proceeds received under governmental grants when earned and estimable as a reduction to research and development expense.

Customer Funded Tooling Costs – The Company designs and develops molds and tools for reimbursement on behalf of several customers. The Company does not consider tooling transactions as ongoing central operations of the Company, and therefore, customer payments are not included in revenue in the Consolidated Statements of Operations. Costs associated with the design and development of the molds and tools are charged to expense, net of the customer reimbursement amount. Net customer funded tooling resulted in income (expense) of ($387), $25, and ($184) for the years ended December 31, 2020, 2019, and 201, respectively, and is included in cost of goods sold in the Consolidated Statements of Operations.

Income (Loss) Per Share – Basic income (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the year. Diluted income (loss) per common share reflects the potential dilution of securities that could share in the earnings. The Company uses the treasury stock method for calculating the dilutive effect of stock awards.

Comprehensive (Loss) Income – Comprehensive income (loss) consists of net income (loss), pension and post-retirement obligations and foreign currency translation adjustments and is presented in the consolidated statements of comprehensive (loss) income.

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

Reclassification - The Company changed the classification of certain other assets, net to intangible assets on the Consolidated Balance Sheet for the year ended December 31, 2020. To conform with the current period presentation, amounts previously reported as other assets, net, of $5,545 as of December 31, 2019, have been reclassified to intangible assets to conform with the current period presentation. Refer to Note 7 for additional details.

Recent Accounting Pronouncements

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes as part of its overall simplification initiative to reduce costs and complexity in applying accounting standards while maintaining or improving the usefulness of the information provided to users of the financial statements. Amendments include removal of certain exceptions to the general principals of ASC 740, Income Taxes, and simplification in several other areas such as accounting for franchise tax (or similar tax) that is partially based on income. ASU 2019-12 is effective for interim and annual periods beginning after December 15, 2020. This standard update did not have a material impact on our financial position, results of operations and cash flows.

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions between Topic 321, Topic 323, and Topic 815, which clarifies that a company should consider observable transactions that require a company to either apply or discontinue the equity method of accounting under ASC 323, Investments – Equity Method and Joint Venture, for the purposes of applying the measurement alternative in accordance with ASC 321, Investments – Equity Securities, immediately before applying or upon discontinuing the equity method. ASU 2020-01 is effective for interim and annual periods beginning after December 15, 2020. This standard update did not have a material impact on our financial position, results of operations and cash flows.

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

2. BUSINESS COMBINATION

On May 18, 2020, Intricon Pte. Ltd. (“Buyer”), a wholly-owned subsidiary of the Company, acquired all of the outstanding shares of Emerald Medical Services Pte., Ltd., a Singapore company (“EMS”), pursuant to a Share Purchase Agreement dated the same date among Buyer, EMS and the direct and indirect owners of EMS. EMS, based in Singapore, is a provider of joint development medical device manufacturing services for complex catheter applications.

In addition, EMS has a 54% ownership interest in Emerald Extrusion Services LLC. (“EES), based in California. The 54% ownership interest of EES was transferred from EMS to Intricon Inc. during the third quarter of 2020 with no impact to our consolidated financial statements. Based on this controlling financial interest, the Company has consolidated this entity.

The total purchase price of $11,815 consisted of a cash payment paid at closing of $7,128, including a post-closing working capital adjustment of $291, the issuance of 80 thousand shares of the Company’s common stock valued at $982 issued at closing, which shares will be held in an escrow account for a period of 18 months to resolve any post-closing claims by the Buyer, as well as a liability for contingent consideration of $3,414. The liability for contingent consideration consists of a cash payment of $500 payable in the event that regulatory approval in Japan is obtained for a particular product within twelve months of closing, an earn-out payment of between $333 and $1,000 if EMS has net revenues ranging from $9.0 million to $11.0 million during the first year after closing, and additional earn-out payments equal to 28% of all EMS net revenues arising from the sale of certain products or to certain customers for each of the first three years after closing. The liability for contingent consideration is a fair value measurement based on various level 3 inputs using a scenario-based method. The key assumptions included forecasts of future revenues and the selection of the discount rate for the contingent consideration liability. The liability for contingent consideration is subject to fair value adjustments each reporting period that will be recognized through the statement of operations. For the period ended December 31, 2020, we recorded $660 of change in fair value of contingent consideration within other operating expenses primarily due to the Company obtaining regulatory approval in Japan for a particular product as well as increases in the fair value of future estimated payments due to increased revenue forecasts and the passage of time. The regulatory approval resulted in a cash payment of $500 to the sellers under the EMS purchase agreement during the fourth quarter of 2020.

The following table provides quantitative information about Level 3 inputs for fair value measurement of the contingent consideration liability as of the acquisition date and December 31, 2020. Significant increases or decreases in these inputs in isolation could result in a significant impact on our fair value measurement:

Simulation input	At acquisition May 18, 2020	As of December 31, 2020
Revenue volatility	20.0%	20.0%
Weighted average cost of capital	25.0%	25.0%
Discount rate	3.5%	3.5%

The reconciliation of the contingent consideration liability measured and carried at fair value on a recurring basis is as follows:

Carrying amount at December 31, 2019	$-
Addition for acquisition of Emerald Medical Services	3,414
Change in fair value	660
Less payments	(500)
Carrying amount at December 31, 2020	$3,574

In connection with the acquisition, the Company recorded acquisition costs of $493 for the year ended December 31, 2020 related to legal, professional fees and other miscellaneous costs. These costs are recorded within other operating expenses within the Consolidated Statements of Operations.

Our Consolidated Statements of Operations for the year ended December 31, 2020 include revenues of $7,361 and a net loss of ($30) attributable to EMS and EES for the period from May 19 through December 31, 2020. Included in our consolidated net loss is $660 of additional expense related to fair value changes of contingent consideration.

We recorded identifiable assets acquired and liabilities assumed recorded at their estimated fair value on the acquisition date. We have up to one year from the acquisition date to finalize the purchase price allocation. As such, these estimates may change which would likely result in an increase or decrease in goodwill. A preliminary purchase price allocation of the fair value of the assets acquired and liabilities assumed is included in the table below. A preliminary intangible asset of $6,400 was recorded as a part of purchase accounting related to the value of identifiable customer relationships acquired. This intangible is being amortized over an 8 year useful life. The fair value assigned to the identifiable intangible asset was determined primarily by using the excess earnings method. The key assumptions included in the excess earnings method include forecasts of future revenues and cash flows of certain products, and the selection of the discount rates. A preliminary net deferred tax liability of $1,055 was established on the acquisition date related to book-tax differences from the amortization of the intangibles as well as certain other purchasing accounting adjustments. Preliminary goodwill of $4,041 was recorded, representing the benefits of increased operating scale and growth opportunities through currently unidentifiable customers. The goodwill balance is not amortizable for tax purposes. As of December 31, 2020, we recorded $122 in purchase accounting adjustments related to accrued salaries, increasing goodwill and accrued salaries, wages and commissions, respectively, within our Consolidated Balance Sheets.

The purchase price was allocated as follows:

Current assets	$3,104
Machinery and equipment	172
Intangible assets	6,400
Goodwill	4,163
Noncurrent assets	169
Current liabilities	(1,105)
Noncurrent liabilities	(1,088)
Total consideration paid	$11,815

3. RESTRUCTURING CHARGES

On May 20, 2020, the Company announced a strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas. The plan, which was approved by the Company’s Board of Directors (“Board”), was completed as of June 30, 2020, and consisted primarily of transitioning our direct-to-end-consumer operations at Hearing Help Express to solely support partnership initiatives including the reduction of advertising expenses as well as global net workforce reductions. Total restructuring charges for the year ended December 31, 2020 were $1,171, including $732 related to one-time employee termination benefits, $326 for lease modification costs at Hearing Help Express and $113 for losses on disposal of assets. As of December 31, 2020, outstanding restructuring liabilities included unpaid employee termination benefits of $113.

4. DISCONTINUED OPERATIONS

On June 25, 2019, the Company’s officers, pursuant to delegated authority from the Board, approved plans to discontinue the operations of its UK subsidiary. As of December 31, 2019, we continued to settle the remaining assets and liabilities of the subsidiary. During the first quarter of 2020, the remaining assets and liabilities of the subsidiary were settled.

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

The total assets and liabilities of the UK subsidiary at December 31, 2019 were as follows:

Other current assets	$80
Other accrued liabilities	77
Net assets	$3

The loss on disposal of discontinued operations, as a result of the plan to discontinue the operations of the UK, for the year ended December 31, 2019 was computed as follows:

Accounts receivable, net	$77
Write-down of inventory to realizable value	278
Write-down of property, plant and equipment to salvage value	298
Other assets and liabilities, net	71
Realized loss on foreign currency	280
Net assets disposed	1,004
Additional disposal costs, net	112
Loss on disposal of discontinued operations	$1,116

The following table shows the results of the UK subsidiary’s discontinued operations:

	Year Ended December 31,
	2019	2018
Revenue, net	$1,068	$2,514
Cost of goods sold	667	1,582
Gross profit	401	932
Sales and marketing	314	902
General and administrative	684	1,291
Total operating expenses	998	2,193
Other income, net	-	46
Loss from discontinued operations, net of taxes	$(597)	$(1,215)

5. GEOGRAPHIC AND CUSTOMER INFORMATION

The geographical distribution of long-lived assets, consisting of machinery and equipment, and net revenue to geographical areas is set forth below:

Long-lived Assets, Net

	December 31,	December 31,
	2020	2019
United States	$12,539	$12,215
Singapore	1,460	1,263
Other	178	73
Consolidated	$14,177	$13,551

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

	Year Ended December 31,
Net Revenue to Geographical Areas	2020	2019	2018
United States	$75,325	$94,530	$96,822
Europe	5,501	5,611	5,846
Asia	11,476	9,374	10,009
All other countries	10,470	3,978	1,271
Consolidated	$102,773	$113,493	$113,948

Geographic net revenue is allocated based on the shipment location of the Company’s direct OEM customer.

Customer Information

One customer accounted for 63, 60, and 57 percent of the Company’s consolidated net revenue in 2020, 2019, and 2018, respectively.

Two customers accounted for a combined 69 and 51 percent of the Company’s consolidated accounts receivable at December 31, 2020 and 2019, respectively.

Two customers account for the Company’s consolidated contract assets at December 31, 2020. One customer accounted for 86 percent of the Company’s consolidated contract assets at December 31, 2019.

6. GOODWILL

On May 18, 2020, the acquisition of EMS resulted in additional goodwill of $4,163.

As of and for the period ended June 30, 2019, the fair value of the goodwill within our Hearing Help Express reporting unit was less than its carrying amount, which resulted in a non-cash impairment charge to goodwill of $1,257. There were no further adjustments made to the carrying amount of goodwill as of December 31, 2019.

The changes in the carrying amount of goodwill for the years presented are as follows:

Carrying amount at December 31, 2018	$10,808
Impairment of goodwill of Hearing Health Express	(1,257)
Carrying amount at December 31, 2019	9,551
Acquisition of Emerald Medical Services	4,163
Carrying amount at December 31, 2020	$13,714

7. INTANGIBLE ASSETS

On May 18, 2020, the acquisition of EMS resulted in additional customer relationship intangible assets of $6,400.

The Company has definite-lived technology and customer relationship intangible assets that are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable. In 2020, the Company evaluated the recoverability of its technology intangible assets due to delays in clinical trials to obtain the approval for new hearing products. No triggering event that would require testing for impairment was identified for customer relationship intangible assets in 2020. The Company concluded that no impairment of intangible assets occurred during the year ended December 31, 2020. Our Hearing Help Express reporting unit reported a non-cash impairment charge to intangible assets of $2,508 for the period ended June 30, 2019.

The changes in the carrying amount of intangible assets for the years presented are as follows:

Carrying amount at December 31, 2018	$4,844
Acquisition of self-fitting software	3,679
Amortization of intangible assets	(470)
Impairment of intangible assets of Hearing Help Express	(2,508)
Carrying amount at December 31, 2019	$5,545
Acquisition of Emerald Medical Services	6,400
Additional self-fitting software costs	296
Amortization of intangible assets	(1,456)
Carrying amount at December 31, 2020	$10,785

Intangible assets consisted of the following at:

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	$6,400	$(467)	$5,933
Self-fitting software	3,975	(596)	3,379
Technology access	2,750	(1,277)	1,473
Total	$13,125	$(2,340)	$10,785

	December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Self-fitting software	$3,679	$-	$3,679
Technology access	2,750	(884)	1,866
Total	$6,429	$(884)	$5,545

Original useful lives for the customer list, self-fitting software and technology access intangible assets are 8, 5 and 7 years, respectively.

8.

8. INVESTMENT IN PARTNERSHIPS

Investment in partnerships consisted of the following:

	December 31,	December 31,
	2020	2019
Investment in Signison	$418	$852
Other	152	308
Total	$570	$1,160

The Company has a 50% ownership interest in Signison as of December 31, 2020 and 2019. Signison is accounted for in the Company’s consolidated financial statements using the equity method.

9. INVESTMENT SECURITIES

The Company invests in commercial paper, corporate notes and bonds with original maturities of less than two years. The Company classifies these investments as held to maturity based on its intent and ability to hold these investments until maturity. Investments are classified current if expected to mature within the next twelve months. These investments are recorded at amortized cost, which approximates fair value, using level 2 inputs. Amortization related to discounts on investment securities was $51 and $221 in 2020 and 2019, respectively.

The maturity dates of our investments as of December 31, 2020 are as follows:
	Less than one year	1-5 years	Total
Commercial Paper Original Maturities of 91 Days or More	$7,490	$-	$7,490
Corporate Notes and Bonds	12,303	5,085	17,388
Total Investments	$19,793	$5,085	$24,878

The maturity dates of our investments as of December 31, 2019 are as follows:
	Less than one year	1-5 years	Total
Commercial Paper Original Maturities of 91 Days or More	$8,461	$-	$8,461
Corporate Notes and Bonds	14,990	8,629	23,619
Total Investments	$23,451	$8,629	$32,080

The Company also maintains excess funds within level 1 money market accounts included within cash and cash equivalents. Cash available in our money market accounts at December 31, 2020 and December 31, 2019 was $6,697 and $7,200, respectively.

10. INVENTORIES

Inventories consisted of the following:

	Raw materials	Work-in process	Finished products and components	Total
December 31, 2020
Domestic	$11,371	$1,499	$2,149	$15,019
Foreign	3,393	968	133	4,494
Total	$14,764	$2,467	$2,282	$19,513

December 31, 2019
Domestic	$10,379	$736	$2,375	$13,490
Foreign	2,482	215	190	2,887
Total	$12,861	$951	$2,565	$16,377

11. OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following at:

	December 31, 2020	December 31, 2019
Pension	$120	$120
Postretirement benefit obligation	68	71
Deferred revenue	184	327
Current self-fitting software liability	264	285
Current technology access liability	742	1,236
Current earn-out contingent consideration liability	1,090	-
Customer funded projects	759	-
Other	1,008	830
Total	$4,235	$2,869

In January 2019, the Company purchased the source code for self-fitting software from Soundperience for 1,829 Euros and transferred our 49% ownership interest in Soundperience and related license agreement to the majority owner. The future payments are due in Euros and the related liabilities are revalued based on exchange rates as of each reporting period. As of December 31, 2020, outstanding liabilities consisted of $264 other accrued current liabilities and $792 other long-term liabilities.

The technology access liability, reflected above, relates to amounts owed to gain access to technology and amounts are due in equal quarterly installments through January 2022.

The earn-out liability is contingent on certain future events and is measured at fair value based on various level 3 inputs and assumptions including forecasts, probabilities of payment and discount rates. Amounts are classified as current if expected to be paid within the next twelve months. The liability for contingent consideration is subject to fair value adjustments each reporting period that will be recognized through the Statement of Operations. See Note 2.

12. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at:

	December 31,	December 31,
	2020	2019
Noncurrent self-fitting software liability	$792	$922
Noncurrent technology access liability	247	989
Noncurrent earn-out contingent consideration liability	2,484	-
Other	875	260
Total	$4,398	$2,171

13. LEASES

The Company’s leases pertain primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more. The Company has three leased facilities in Minnesota, two that expire in 2022 and one that expires in 2023, one leased facility in Illinois that expires in 2022, one leased facility in California that expires in 2022, one leased facility in Singapore that expires in 2025, one leased facility in Indonesia that expires in 2024, and one leased facility in Germany that expires in 2022.

As discussed in Note 3, the Company incurred $326 for lease modification costs at Hearing Help Express to reduce square footage by approximately 65% in an effort to reduce future operating costs. The modification had no impact on the lease term.

Certain foreign leases allow for variable lease payments that depend on an index or a market rate adjustment for the respective country and are adjusted on an annual basis. The adjustment is recognized as incurred in the Consolidated Statement of Operations. The facility leases include options to extend for terms ranging from one year to five years. Lease options that the Company is reasonably certain to execute are included in the determination of the ROU asset and lease liability. Our Indonesia lease includes embedded forward starting leases that will begin in 2022 and 2024 for additional square footage, which will result in the recognition of an additional ROU asset and lease liability in those periods of approximately $103 and $72, respectively. The Company also leases equipment that include bargain purchase options at termination. These leases have been classified as finance leases.

As of December 31, 2020, the Company has a weighted-average lease term of 0.8 years for its finance leases, and 3.8 years for its operating leases. As of December 31, 2020, the Company has a weighted-average discount rate of 5.56% for its finance leases, and 5.06% for its operating leases. As of December 31, 2019, the Company has a weighted-average lease term of 1.4 years for its finance leases, and 3.1 years for its operating leases. As of December 31, 2019, the Company has a weighted-average discount rate of 5.56% for its finance leases, and 5.25% for its operating leases. Discount rates are determined based on 5-year term incremental borrowing rates at inception of the lease. Operating cash flows for the year ended December 31, 2020, and 2019 from operating leases were $1,950 and $1,898, respectively. Financing lease assets are classified as machinery and equipment within the Consolidated Balance Sheet.

The following table summarizes lease costs by type:

Year Ended December 31,	2020	2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$88	$103
Interest on lease liabilities	3	10

Operating lease cost	1,926	1,862
Variable lease cost*	611	564
Total lease cost	$2,628	$2,539

*Variable lease costs consists primarily of taxes, insurance, and common area or other maintenance costs for our domestic and foreign building leases.

Maturities of lease liabilities are as follows:

	Operating Leases	Financing Leases
2021	$2,449	$24
2022	1,959	3
2023	1,358	-
2024	1,035	-
2025 and thereafter	785	-
Total lease payments	7,587	27
Less: Interest	(705)	(6)
Present value of lease liabilities	$6,882	$21

14. DOMESTIC AND FOREIGN INCOME TAXES

Domestic and foreign income taxes (benefits) were comprised as follows:

Year Ended December 31,	2020	2019	2018
Current
Federal	$(74)	$24	$-
State	10	-	-
Foreign	157	173	227
Total Current	$93	$197	$227
Deferred
Federal	74	-	12
State	-	-	-
Foreign	(106)	4	245
Total Deferred	$(32)	$4	$257
Income Tax Expense	$61	$201	$484
(Loss) income from continuing operations before income taxes and discontinued operations
Foreign	(255)	360	1,258
Domestic	(2,173)	(2,223)	5,988
Total	$(2,428)	$(1,863)	$7,246

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate based on income (loss):

	Year Ended December 31,
	2020	2019	2018 (a)
Tax provision at statutory rate	21.0%	21.0%	21.0%
Change in valuation allowance	(27.6)	(23.6)	43.4
Impact of permanent items, including stock based compensation expense and impairment loss	11.0	(0.3)	(52.7)
Effect of foreign tax rates	(0.8)	0.3	0.5
State taxes net of federal benefit	(3.9)	(1.0)	0.1
Prior year provision to return true-up	(3.2)	(5.8)	(5.6)
Non-controlling interest	1.0	(0.7)	0.2
Other	(0.0)	(0.8)	(0.2)
Domestic and foreign income tax rate	(2.5)%	(10.8)%	6.7%

(a)Historical effective tax rates have been adjusted due to discontinued operations. Please refer to Note 4 for further information.

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2020, and 2019 are presented below:

	Year Ended December 31,
	2020	2019
Deferred tax assets:
Net operating loss carry forwards	$8,486	$7,749
Inventory	548	509
Compensation accruals	1,161	960
Accruals and reserves	92	109
Credits	235	308
Contract assets	1,573	1,489
Other	134	175
Total Deferred tax assets	12,229	11,299
Less: valuation allowance	(11,395)	(10,605)
Deferred tax assets net of valuation allowance	$834	$694

Deferred tax liabilities
Depreciation and amortization	(844)	(689)
Identified intangibles	(1,008)	-
Total deferred tax liabilities	(1,852)	(689)
Net deferred tax	$(1,018)	$5

The valuation allowance is maintained against deferred tax assets which the Company has determined are more likely than not to be unrealized. The change in valuation allowance was ($790), ($440), and ($3,384) for the years ended December 31, 2020, 2019, and 2018, respectively. For tax reporting purposes, the Company has actual federal and state net operating loss carryforwards of $34,536 and $16,646, respectively, as of December 31, 2020. These net operating loss carryforwards begin to expire in 2023 for federal tax purposes and began to expire in 2020 for state tax purposes. Subsequently recognized tax benefits, if any, related to the valuation allowance for deferred tax assets or realization of net operating loss carryforwards will be reported in the Consolidated Statements of Operations. If substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that are available to be utilized.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has analyzed all tax positions for which the statute of limitations remains open. As a result of the assessment, the Company has not recorded any liabilities for unrecognized income tax benefits or retained earnings. The Company does not have any unrecognized tax benefits as of December 31, 2020, 2019, and 2018.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is still subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2003 to 2005, 2009 to 2013 and for the years 2015 to 2018. There are no on-going or pending IRS, state, or foreign examinations.

The Company recognizes penalties and interest accrued related to liability on unrecognized tax benefits in income tax expense for all periods presented. As of December 31, 2020, and 2019, the Company has no amounts accrued for the payment of interest and penalties.

The Tax Cuts and Jobs Act enacted in December of 2017 introduced a new Global Intangible Low-Taxed Income (“GILTI”) provision that requires certain income earned by foreign subsidiaries to be included currently in the gross income of the U.S. shareholder. The Company has chosen to treat GILTI as a current-period cost when incurred.

CARES Act

On March 27, 2020, the President signed the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which contained in part, an allowance for deferral of the employer portion of Social Security employment tax liabilities until 2021 and 2022, as well as a COVID-19 employee retention tax credit (“CRC”) of up to $5,000 (not in thousands) per eligible employee.

Based on the timing of the CARES Act, for the year ended December 31, 2020, the related tax benefits from the CARES Act were not material. The Company does not expect the potential future benefits related to employee retention tax credits and the payroll tax deferral provision to have a material impact on our financial position, results of operations and cash flows.

15. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan for most of its domestic employees. Under these plans, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plans. The Company contributions to these plans were $531, $700, and $569 for the years ended December 31, 2020, 2019, and 2018, respectively.

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

The following table presents the amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2020 and 2019 for post-retirement medical benefits:

	2020	2019
Change in Projected Benefit Obligation:
Projected benefit obligation at January 1	$453	$450
Interest cost	15	16
Actuarial loss	55	63
Participant contributions	10	10
Benefits paid	(80)	(86)
Projected benefit obligation at December 31	$453	$453
Change in fair value of plan assets:
Employer contributions	70	76
Participant contributions	10	10
Benefits paid	(80)	(86)
Funded status	$(453)	$(453)
Current liabilities	71	71
Noncurrent liabilities	382	382
Net amount recognized	$453	$453
Amount recognized in other comprehensive income (loss)	76	37
Amount recognized in the consolidated statement of operations	377	416
Total	$453	$453

Accrued post-retirement medical benefit costs are classified as other post-retirement benefit obligations as of December 31, 2020 and 2019 on the Consolidated Balance Sheets.

Net periodic post-retirement medical benefit costs for 2020, 2019, and 2018 included the following components:

For measurement purposes, a 5.5% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2020; the rate was assumed to decrease gradually to 4.6% by the year 2066 and remain at that level thereafter. The difference in the health care cost trend rate assumption may have a significant effect on the amounts reported.

The assumptions used for the years ended December 31 were as follows:

	2020	2019	2018
Annual increase in cost of benefits	5.5%	5.6%	5.7%
Discount rate used to determine year-end obligations	1.5%	3.5%	3.9%
Discount rate used to determine year-end expense	3.5%	3.9%	3.3%

In addition to the post-retirement medical benefits, the Company provides retirement related benefits to certain former executive employees and to certain employees of foreign subsidiaries. The liabilities established for these benefits at December 31, 2020 and 2019 are illustrated below.

	2020	2019
Current portion	$120	$120
Long-term portion	907	655
Total liability at December 31	$1,027	$775

The Company recorded $238 within the Consolidated Statements of Comprehensive (Loss) Income in 2020 related to actuarial losses. The Company calculated the fair values of the pension plans above utilizing a discounted cash flow, using standard life expectancy tables, annual pension payments, and a discount rate of 1.5% in 2020 and 4.0% in 2019.

Employer benefit payments (medical and pension), which reflect expected future service, are expected to be paid in the following years:

2021	$188
2022	171
2023	155
2024	139
2025	124
Years 2026 and thereafter	703

16. CURRENCY TRANSLATION AND TRANSACTION ADJUSTMENTS

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

Realized foreign currency transaction amounts included in the Consolidated Statements of Operations include losses of $131, $48, and $64 in 2020, 2019, and 2018, respectively.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME

The Company records deferred gains (losses) in accumulated other comprehensive income (AOCI) related to foreign currency translation and actuarial gains (losses) related to pension and postretirement obligations. The Company recognized $20 and $417 out of AOCI and into net income for the years ended December 31, 2020 and 2019, respectively.

Balances by classification included within AOCI on the Consolidated Balance Sheets as of December 31, were as follows:

	2020	2019
Foreign currency translation	$(344)	$(403)
Pension and postretirement obligations	(335)	(117)
Total	$(679)	$(520)

18. COMMON STOCK AND STOCK AWARDS

The Company has a 2006 Equity Incentive Plan and an Amended and Restated 2015 Equity Incentive Plan. The 2015 plan, which was approved by the shareholders on April 24, 2015, replaced the 2006 plan. New grants may not be made under the 2006 plan; however certain option grants under these plans remain exercisable as of December 31, 2020. The aggregate number of shares of common stock for which awards could be granted under the 2015 plan as of the date of adoption was 500 shares. Additionally, as outstanding options under the 2006 plan or 2015 plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise, the shares of the Company’s common stock subject to such options will become available for issuance under the 2015 plan. The 2015 plan was amended and restated in 2020 to reflect certain corporate governance changes and to increase the number of shares of common stock that could be awarded under the 2015 plan by 500 shares, subject to shareholder approval.

Under the plans, executives, employees and outside directors receive awards of restricted stock units (RSUs) and/or options to purchase common stock. The Company may also grant stock awards, stock appreciation rights, restricted stock and other equity-based awards, although no such awards, other than awards under the director program and management purchase program described below, had been granted as of December 31, 2020. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. RSUs under the plans generally vest over three years. Options under the plans generally vest over three years, and have a maximum term of 10 years.

The Company granted 146 RSUs for the year ended December 31, 2020. The RSUs vest in equal, annual installments over a three-year period beginning on the first anniversary of the date of grant at which time common stock is issued with respect to vested units.

Stock award activity during the periods indicated was as follows:

	Outstanding Awards
	Stock Options	RSUs	Total	Stock Option Weighted-Average Exercise Price (a)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	1,438	-	1,438	$6.00
Awards forfeited or cancelled	(8)	-	(8)	7.20
Awards granted	-	98	98	-
Awards exercised or released	(600)	-	(600)	5.65
Outstanding at December 31, 2018	830	98	928	6.25
Awards forfeited or cancelled	(3)	(1)	(4)	6.42
Awards granted	-	79	79	-
Awards exercised or released	(81)	(48)	(129)	4.91
Outstanding at December 31, 2019	746	128	874	$6.39
Awards forfeited or cancelled	(1)	(5)	(6)	5.72
Awards granted	-	146	146	-
Awards exercised or released	(55)	(52)	(107)	4.88
Outstanding at December 31, 2020	690	217	907	$6.51	$11,929

Exercisable at December 31, 2019	668		668	$6.30	$7,819

Exercisable at December 31, 2020	690		690	$6.51	$7,997

Available for future grant at December 31,2020	73

The number of shares available for future grant at December 31, 2020, does not include a total of up to 325 shares subject to options outstanding under the 2006 plan which will become available for grant under the 2015 plan as outstanding options under the 2006 plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise of such options.

The weighted-average remaining contractual term of options exercisable and options outstanding at December 31, 2020 was 4 years. The total intrinsic value of options exercised during fiscal 2020, 2019, and 2018, was $514, $1,627, and $25,724, respectively. No options were issued in 2020, 2019 and 2018.

The weighted-average per share grant date fair value of restricted stock units granted was $14.92 in 2020 and $23.83 in 2019.

The Company recorded $2,382, $1,886, and $1,395 of non-cash stock compensation expense for the years ended December 31, 2020, 2019, and 2018, respectively. As of December 31, 2020, there was $1,650 of total non-cash stock compensation expense related to non-vested awards that is expected to be recognized over a weighted-average period of 1.95 years. During the year ended December 31, 2020, the Company recorded a cumulative non-cash stock compensation expense adjustment of $422 for individuals who are retirement eligible and therefore have vested in stock awards according to our plan. The adjustment was not material to our Consolidated Financial Statements.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 16, 9, and 7 shares purchased under the Purchase Plan during the years ended December 31, 2020, 2019, and 2018, respectively.

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

19. (LOSS) INCOME PER SHARE

The following table sets forth the computation of basic and diluted (loss) income per share:

	Year Ended December 31,
	2020	2019	2018
Numerator:
(Loss) income from continuing operations before discontinued operations	$(2,489)	$(2,064)	$6,762
Loss from discontinued operations (Note 4)	-	(1,713)	(1,215)
Less: Income allocated to non-controlling interest	(35)	-	-
Net (loss) income attributable to Intricon shareholders	$(2,524)	$(3,777)	$5,547

Denominator:
Basic – weighted shares outstanding	8,894	8,748	7,599
Dilutive effect from stock awards	-	-	1,031
Diluted – weighted shares outstanding	8,894	8,748	8,630

Basic (loss) income per share attributable to Intricon shareholders:
Continuing operations	$(0.28)	$(0.23)	$0.89
Discontinued operations	-	(0.20)	(0.16)
Net (loss) income per share:	$(0.28)	$(0.43)	$0.73

Diluted (loss) income per share attributable to Intricon shareholders:
Continuing operations	$(0.28)	$(0.23)	$0.78
Discontinued operations	-	(0.20)	(0.14)
Net (loss) income per share:	$(0.28)	$(0.43)	$0.64

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

The Company excluded all stock awards outstanding in 2020 and 2019 from the computation of the diluted income per share because their effect would be anti-dilutive due to the Company’s net loss for the year. The Company excluded 5 in the money stock options in 2018 from the computation of the diluted income per share because their effect would be anti-dilutive. For additional disclosures regarding the stock options, see Note 18.

20. CONTINGENCIES AND COMMITMENTS

Asbestos Litigation

The Company is a defendant along with a number of other parties in lawsuits alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued heat technologies segment which was sold in March 2005. Due to the non-informative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. Certain insurance carriers have informed the Company that the primary policies for the period August 1, 1970-1978 have been exhausted and that the carriers will no longer provide defense and insurance coverage under those policies. However, the Company has other primary and excess insurance policies that the Company believes afford coverage for later years. Some of these other primary insurers have accepted defense and insurance coverage for these suits, and some of them have either ignored the Company’s tender of defense of these cases, or have denied coverage, or have accepted the tenders but asserted a reservation of rights and/or advised the Company that they need to investigate further. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, the Company believes that it will have funds available for defense and insurance coverage under the non-exhausted primary and excess insurance policies. However, unlike the older policies, the more recent policies have deductible amounts for defense and settlements costs that the Company will be required to pay; accordingly, the Company expects that its litigation costs will increase in the future. Further, many of the policies covering later years (approximately 1984 and thereafter) have exclusions for any asbestos products or operations, and thus do not provide insurance coverage for asbestos-related lawsuits. The Company does not believe that the asserted exhaustion of some of the primary insurance coverage for the 1970-1978 period will have a material adverse effect on its financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits, and the significant number of policy years and policy limits under which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations. As of December 31, 2020, we recorded $129 and $721 within other accrued liabilities and other long-term liabilities, respectively, within our Consolidated Balance Sheet for estimated future claims. An insurance receivable of $129 and $721 was recorded within other current assets and other assets, net, respectively, within our Consolidated Balance Sheet as of December 31, 2020 for estimated insurance recoveries.

TCPA Litigation

On October 9, 2019, plaintiff Mark Hoffman (“Hoffman”) filed a putative class action lawsuit against defendant Hearing Help Express, Inc. (“HHE”), a subsidiary of the Company, in the Federal District Court for the Western District of Washington based on specific provisions of the federal Telephone Consumer Protection Act (“TCPA”). HHE’s investigation revealed third-party lead generator Triangular Media Corp. (“Triangular”) provided Hoffman’s information to HHE only after he participated in Triangular’s interactive telephonic screening process. Hoffman claims he did not provide the requisite prior express written consent for autodialed telemarketing calls regarding hearing aids to be placed to his cellphone. He also claims he did not provide the requisite permission for telemarketing calls to his number registered on the Do-Not-Call (“DNC”) registry. Since the initial complaint was filed, Hoffman has amended his complaint several times to add additional parties, including Triangular, Triangular’s alleged owner, an alleged entity related to Triangular called LeadCreations.Com, LLC, Intricon, Inc., and Intricon Corporation. With respect to HHE, Hoffman seeks to certify a class of certain automated outbound telemarketing calls HHE allegedly made without prior consent, or to those numbers on the DNC registry, in the last four years. Hoffman also seeks to hold the Company vicariously liable for all of the calls HHE made without prior consent. The potential exposure under the TCPA is $500 per call, or $1,500 per call if the violation is deemed willful or knowing. The parties were engaged in discovery. However, the case is now stayed pending the United States Supreme Court’s ruling in another TCPA case – Duguid v. Facebook, No. 19-51 (argued Dec. 8, 2020) given the impact the Duguid opinion could have on this case. A ruling by the United States Supreme Court is expected this summer. The Company believes that HHE has strong legal and factual defenses in this proceeding. HHE and the Company intend to continue defending themselves vigorously in the pending lawsuit. While the Company is unable to predict the outcome of this proceeding, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

Other Litigation Matters

The Company is also involved from time to time in other lawsuits arising in the normal course of business. While it is not possible to predict with certainty the outcome of these matters, management is of the opinion that the disposition of these lawsuits and claims will not materially affect the Company’s consolidated financial position, liquidity, or results of operations.

21. RELATED-PARTY TRANSACTIONS

The Company uses the law firm of Blank Rome LLP for legal services. A partner of that firm is the son-in-law of the Chairman of our Board of Directors; however, on May 1, 2019, the Chairman retired from the Company’s Board of Directors. The Company paid approximately $234, and $498, to Blank Rome LLP for legal services and costs in 2019, and 2018, respectively.

The Company used $25,850 of the proceeds from the 2018 equity offering to repurchase 500 shares of common stock from certain directors and officers. The price paid by the Company for each share was the same price per share that the Company received in the offering.

22. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

Supplemental disclosures of cash flow information:

	Year Ended December 31,
	2020	2019	2018
Interest received	$425	$1,069	$381
Interest paid	77	72	680
Income taxes received	40	73	-
Income taxes paid	107	148	190

	Year Ended December 31,
Noncash Investing and Financing Transactions:	2020	2019	2018
Acquisition of a business through contingent consideration liabilities incurred	3,705	-	-
Acquisition of a business through issuance of common stock	982	-	-
Investment in partnerships	442	-	-
Self-fitting software acquired through liabilities incurred and exchange of investment in partnership	-	3,093	-
Technology access liability	-	-	(375)

Machinery and equipment purchases that remain in accounts payable as of December 31, 2020, 2019 and 2018 were $154, $61 and $1,030, respectively.

23. REVENUE BY MARKET

The following table sets forth, for the periods indicated, net revenue by market:

	Year Ended December 31,
	2020	2019	2018

Diabetes	$59,311	$68,606	$65,197
Other Medical	19,726	13,487	10,448
Hearing Health Value Based DTEC	4,430	6,120	6,858
Hearing Health Value Based ITEC	5,558	8,910	11,949
Hearing Health Legacy OEM	8,968	9,892	12,257
Professional Audio Communications:	4,780	6,478	7,239
Total Revenue, net	$102,773	$113,493	$113,948

The following table sets forth, for the periods indicated, the timing of revenue recognition:

	Year Ended December 31,
	2020 (a)	2019	2018
Products and services transferred at point in time	$37,774	$31,400	$38,303
Products and services transferred over time	64,999	82,093	75,645
Total Revenue, net	$102,773	$113,493	$113,948

(a)During the quarter ended March 31, 2020, we recorded a cumulative adjustment of $1.2 million to reduce revenue within our other medical market to correct an error related to prior periods as a result of our determination that a portion of our sales being recognized over time needed to be recognized at a point in time. The adjustment included a reduction of the related cost of goods sold of $0.8 million and related impacts to reduce the contract asset and an increase to inventory. The adjustment was not material to our Consolidated Financial Statements for any quarterly or annual period.

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

Independent Registered Public Accounting Firm’s Attestation Report on Internal Control Over Financial Reporting. The attestation report of Deloitte and Touche, LLP, our independent registered public accounting firm, required under this Item 9A, is contained in Item 8 of this Annual Report on Form 10-K under the caption “Report of Independent Registered Public Accounting Firm”.

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

ITEM 9B. Other Information

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement relating to its 2021 annual meeting of shareholders, including but not necessarily limited to the sections of the 2020 proxy statement entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

The information concerning executive officers contained in Item 4A hereof is incorporated by reference into this Item 10.

Code of Ethics

The Company has adopted a code of ethics that applies to its directors, officers and employees, including its principal executive officer, principal financial and accounting officer, controller and persons performing similar functions. A copy of the code of ethics is available on the Company's website: www.intricon.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any future amendments to a provision of its code of ethics by posting such information on the Company’s website.

ITEM 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement relating to its 2021 annual meeting of shareholders, including but not necessarily limited to the sections of the 2021 proxy statement entitled “Director Compensation for 2021,” and “Executive Compensation”.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement relating to its 2021 annual meeting of shareholders, including but not necessarily limited to the section of the 2021 proxy statement entitled “Share Ownership of Certain Beneficial Owners, Directors and Certain Officers.”

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2020:

1.				2.
Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	907	$6.51	123
Equity Compensation plans not approved by security holders.	-	-	-
Total	907	$6.51	123

(1)The amount in column (a) includes outstanding options to purchase 690 shares of common stock and unvested restricted stock units for 217 shares of common stock.

(2)The weighted average exercise price in column (b) is based only on outstanding stock options.

(3)The amount shown in column (c) includes 73 shares issuable under the Company's Amended and Restated 2015 Equity Incentive Plan (the "2015 Plan") and 50 shares available for purchase under the Company’s Employee Stock Purchase Plan. Under the terms of the 2015 Plan, as outstanding options under the Company’s 2006 Equity Incentive Plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise, the shares of common stock subject to such options will become available for issuance under the 2015 Plan. As of December 31, 2020, 325 shares of common stock were subject to outstanding options under the 2006 Equity Incentive Plan. Accordingly, if any of these options expire, terminate, are cancelled or forfeited or are withheld in a net exercise, the shares of common stock subject to such options also will be available for issuance under the 2015 Plan.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement relating to its 2021 annual meeting of shareholders, including but not necessarily limited to the sections of the 2021 proxy statement entitled “Certain Relationships and Related Party Transactions” and “Independence of the Board of Directors.”

ITEM 14. Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the Company's definitive proxy statement relating to its 2021 annual meeting of shareholders, including but not necessarily limited to the sections of the 2021 proxy statement entitled “Independent Registered Public Accountant Fee Information.”

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a) The following documents are filed as a part of this report:

1)Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.

Consolidated Statements of Operations for the years ended December 31, 2020, 2019, and 2018.

Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2020, 2019, and 2018.

Consolidated Balance Sheets at December 31, 2020 and 2019.

Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019, and 2018.

Consolidated Statements of Equity for the years ended December 31, 2020, 2019, and 2018.

Notes to Consolidated Financial Statements.

3) Exhibits –

2.1

Share Purchase Agreement dated as of May 18, 2020 among Intricon Pte. Ltd. , a wholly-owned subsidiary of Intricon Corporation, Emerald Medical Services Pte., Ltd., a Singapore company (“EMS”), and the direct and indirect owners of EMS. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2020.)

3.1	The Company's Amended and Restated Articles of Incorporation, as amended. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2008.)

3.2	The Company's Amended and Restated By-Laws as of March 31, 2020. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission March 31, 2020.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference from the Company’s Registration Statement on Form S-3 (registration no. 333-200182) filed with the Commission on November 13, 2014.)

4.2*	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934.

+10.1	Supplemental Retirement Plan (amended and restated effective January 1, 1995). (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 1995.)

+10.2	2006 Equity Incentive Plan, as amended. (Incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 15, 2012.)

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

+10.8

Transition Agreement by and between Mark S. Gorder and the Company dated as of June 29, 2020. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2020.)

+10.9.1	Employment Agreement with Mark S. Gorder. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

+10.9.2

Employment Agreement between the Company and Scott Longval dated as of October 1, 2020. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on October 26, 2020.)

+10.9.3

Employment Agreement between the Company and Ellen Scipta dated as of February 5, 2021. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on February 8, 2021.)

+10.9.4	Form of Employment Agreement with certain executive officers. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

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

10.10.2

Twelfth Amendment to Loan and Security Agreement among the Company, Intricon, Inc., Hearing Help Express, Inc. and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated as of July 23, 2018. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.)

10.10.3

Thirteenth Amendment to Loan and Security Agreement among the Company, Intricon, Inc., Hearing Help Express, Inc. and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated as of April 17, 2019. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.)

10.10.4

Fourteenth Amendment to Loan and Security Agreement and Waiver among the Company, Intricon, Inc., Hearing Help Express, Inc., and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated as of May 13, 2020. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2020.)

10.11.1

Amended and Restated Revolving Note from the Company, Intricon, Inc. and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated April 17, 2019. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.)

10.11.2

Amended and Restated Revolving Note from the Company, Intricon, Inc. and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated May 13, 2020. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2020.)

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

+10.14	Annual Incentive Plan for Executives and Key Employees. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)

+10.15	Amended and Restated Amendment to Equity Plans. (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2013.)

+10.16	Amendment No. 2 to Equity Plans. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

+10.17.1	2015 Equity Incentive Plan. (Incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 6, 2015.)

+10.17.2	Amended and Restated 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on November 2, 2020.)

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

16.1	Baker Tilly Virchow Krause, LLP letter dated January 27, 2020. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on January 27, 2020.)

16.2	Baker Tilly Virchow Krause, LLP letter dated March 13, 2020. (Incorporated by reference from the Company’s Current Report on Form 8-K/A filed with the Commission on March 13, 2020.)

21.1*	List of significant subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm (Baker Tilly Virchow Krause, LLP).

23.2*	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from Intricon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2020, 2019 and 2018; (ii) Consolidated Statements of Comprehensive (Loss) Income for the years ended December 31, 2020, 2019 and 2018; (iii) Consolidated Balance Sheets as of December 31, 2020 and 2019; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2020, 2019 and 2018; (v) Consolidated Statements of Equity for the years ended December 31, 2020, 2019 and 2018; and (vi) Notes to Consolidated Financial Statements.

___________________________

*Filed herewith.

+Denotes management contract, compensatory plan or arrangement.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRICON CORPORATION (Registrant)

By:	/s/ Scott Longval
Scott Longval
President and Chief Executive Officer
Dated: March 16, 2021

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 16, 2021.

/s/ Scott Longval

_____________________________

Scott Longval

President, Chief Executive Officer

and Director

(principal executive officer)

/s/ Ellen Scipta

_____________________________

Ellen Scipta

Chief Financial Officer

(principal financial officer)

/s/Nicholas A. Giordano

_____________________________

Nicholas A. Giordano

Director

/s/ Mark S. Gorder

_____________________________

Mark S. Gorder

Director

/s/ Raymond O. Huggenberger

_____________________________

Raymond O. Huggenberger

Director

/s/ Robert N. Masucci

_____________________________

Robert N. Masucci

Director

/s/ Heather D. Rider

_____________________________

Heather D. Rider

Director

/s/ Philip I. Smith

_____________________________

Philip I. Smith

Director