Form 10-Q
period 2021-03-31
INTRICON CORP
filed 2021-05-10
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on April 30, 2021 was 9,072,253.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended
(unaudited)	March 31,	March 31,
	2021	2020

Revenue, net	$31,768	$21,503
Cost of goods sold	23,558	16,931
Gross profit	8,210	4,572

Operating expenses:
Sales and marketing	1,982	1,993
General and administrative	4,052	3,416
Research and development	1,293	1,201
Other operating expenses	35	-
Total operating expenses	7,362	6,610
Operating income (loss)	848	(2,038)

Interest (expense) income, net	(9)	184
Other expense, net	(77)	(107)
Income (loss) before income taxes	762	(1,961)
Income tax expense	90	18
Net income (loss)	672	(1,979)
Less: Loss allocated to non-controlling interest	(42)	-
Net income (loss) attributable to Intricon shareholders	$714	$(1,979)

Income (loss) per share attributable to Intricon shareholders:
Basic	$0.08	$(0.22)
Diluted	$0.07	$(0.22)

Average shares outstanding:
Basic	8,994	8,813
Diluted	9,607	8,813
(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended
(unaudited)	March 31,	March 31,
	2021	2020
Net income (loss)	$714	$(1,979)
Unrealized foreign currency translation adjustment	25	13
Realized pension and postretirement obligations	12	5
Other	115	-
Comprehensive income (loss)	$866	$(1,961)

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands, Except Per Share Amounts)

(unaudited)	March 31,	December 31,
	2021	2020
Current assets:
Cash and cash equivalents	$11,757	$8,608
Restricted cash	654	672
Short-term investment securities	23,699	19,793
Accounts receivable, net of $152 and $210 of reserves, respectively	9,452	10,115
Inventories	20,336	19,513
Contract assets	8,787	9,107
Other current assets	1,956	1,466
Total current assets	76,641	69,274

Property, plant and equipment	46,480	45,661
Less: Accumulated depreciation	32,319	31,484
Net property, plant and equipment	14,161	14,177

Goodwill	13,804	13,714
Intangible assets	10,288	10,785
Operating lease right-of-use assets, net	6,115	6,701
Investment in partnerships	600	570
Long-term investment securities	2,765	5,085
Other assets, net	876	990
Total assets	$125,250	$121,296

Current liabilities:
Current financing leases	$12	$21
Current operating leases	2,108	2,156
Accounts payable	12,132	8,670
Accrued salaries, wages and commissions	3,915	3,581
Other accrued liabilities	4,297	4,235
Total current liabilities	22,464	18,663

Noncurrent operating leases	4,166	4,726
Other postretirement benefit obligations	374	385
Accrued pension liabilities	834	907
Deferred tax liabilities, net	1,028	1,018
Other long-term liabilities	4,139	4,398
Total liabilities	33,005	30,097
Commitments and contingencies (Note 11)
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 8,999 and 8,951 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	8,999	8,951
Additional paid-in capital	89,926	89,702
Accumulated deficit	(6,096)	(6,810)
Accumulated other comprehensive loss	(527)	(679)
Total shareholders' equity	92,302	91,164
Non-controlling interest	(57)	35
Total equity	92,245	91,199
Total liabilities and equity	$125,250	$121,296

(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Cash Flows
(In Thousands)
	Three Months Ended
(unaudited)	March 31,	March 31,
	2021	2020
Cash flows from operating activities:
Net income (loss)	$672	$(1,979)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,440	921
Equity in loss of partnerships	60	45
Stock-based compensation	453	376
Change in fair value of contingent consideration	35	-
Provision for doubtful accounts	(58)	6
Changes in operating assets and liabilities:
Accounts receivable	726	746
Inventories	(821)	(2,738)
Contract assets	320	158
Other assets	(410)	491
Accounts payable	3,491	327
Accrued expenses	206	340
Other liabilities	(249)	71
Net cash provided by (used in) operating activities	5,865	(1,236)

Cash flows from investing activities:
Purchases of property, plant and equipment	(851)	(1,678)
Payments on liabilities for acquisition of intangible assets	-	(91)
Purchase of investment securities	(5,412)	(76)
Proceeds from maturities of investment securities	3,752	9,850
Net cash (used in) provided by investing activities	(2,511)	8,005

Cash flows from financing activities:
Payment of financing leases	(11)	(28)
Payments on liabilities for acquisition of intangible assets	(53)	-
Exercise of stock options and employee stock purchase plan shares	60	68
Withholding of common stock upon vesting of restricted stock units	(241)	(198)
Net cash used in financing activities	(245)	(158)

Effect of exchange rate changes on cash	22	20

Net increase in cash	3,131	6,631
Cash, cash equivalents and restricted cash, beginning of period	9,280	9,162

Cash, cash equivalents and restricted cash, end of period	$12,411	$15,793

Non-cash investing and financing:
Acquisition of property, plant and equipment in accounts payable	$122	$187
(See accompanying notes to the consolidated condensed financial statements)

INTRICON CORPORATION
Consolidated Condensed Statements of Equity
(In Thousands)

	Shareholders' Equity, Three Months Ended March 31, 2021 (Unaudited)
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balances December 31, 2020	8,951	$8,951	$89,702	$(6,810)	$(679)	$35	$91,199
Exercise of stock options, net	22	22	(15)	-	-	-	7
Withholding of common stock upon vesting of restricted stock units	24	24	(265)	-	-	-	(241)
Shares issued under the employee stock purchase plan	2	2	51	-	-	-	53
Stock-based compensation	-	-	453	-	-	-	453
Net income (loss)	-	-	-	714	-	(42)	672
Other	-	-	-	-	152	(50)	102
Balances March 31, 2021	8,999	$8,999	$89,926	$(6,096)	$(527)	$(57)	$92,245

	Shareholders' Equity, Three Months Ended March 31, 2020 (Unaudited)
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balances December 31, 2019	8,781	$8,781	$86,770	$(4,286)	$(520)	$(253)	$90,492
Exercise of stock options, net	11	11	4	-	-	-	15
Withholding of common stock upon vesting of restricted stock units	22	22	(220)	-	-	-	(198)
Shares issued under the employee stock purchase plan	5	5	48	-	-	-	53
Stock-based compensation	-	-	376	-	-	-	376
Net loss	-	-	-	(1,979)	-	-	(1,979)
Comprehensive income	-	-	-	-	18	-	18
Balances March 31, 2020	8,819	$8,819	$86,978	$(6,265)	$(502)	$(253)	$88,777
(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION

Notes to Consolidated Condensed Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1. Management’s Statement

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

Basis of Presentation

The interim consolidated condensed financial statements of the Company presented herein have been prepared by the Company and are unaudited. They have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with instructions to Form 10-Q and Article 10 of Regulation S-X. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.

The interim consolidated condensed financial statements include the accounts of the Company and its consolidated subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company evaluates its voting and variable interests in entities on a qualitative and quantitative basis. The Company consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.

During the three months ended March 31, 2021, the Company operated under one operating segment. This is consistent with disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These consolidated condensed financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended December 31, 2020, included in the Company's Annual Report on Form 10-K.

Use of Estimates

The Company makes estimates and assumptions relating to the reporting of assets and liabilities, the recording of reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities to prepare these consolidated condensed financial statements. Actual results could differ from those estimates. Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of goodwill and intangible assets, including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company follows these policies in preparation of the consolidated condensed financial statements.

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

3.Revenue Recognition

Revenue is measured based on consideration specified in the contract with a customer. Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer. For contractual arrangements in which an enforceable right exists, control of these units is deemed to transfer to the customer over time during the manufacturing process. Consequently, the transaction price is recognized as revenue over time. The transaction price for contractual arrangements without an enforceable right to payment including a reasonable margin is recognized as revenue at a point in time.

The Company’s revenue recognition policy is further detailed in “Note 1: Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

The following tables set forth, for the periods indicated, timing of revenue recognition by market:

Timing of revenue recognition for the three months ended March 31, 2021:
	Products and services transferred at point in time	Products and services transferred over time	Total
Diabetes	$-	$18,364	$18,364
Interventional Catheters	3,802	-	3,802
Other Medical	1,590	1,368	2,958
Value Based DTEC	937	-	937
Value Based ITEC	1,301	-	1,301
Legacy OEM	3,421	-	3,421
Professional Audio Communications	985	-	985
Total Revenue, net	$12,036	$19,732	$31,768
Timing of revenue recognition for the three months ended March 31, 2020:
	Products and services transferred at point in time	Products and services transferred over time	Total
Diabetes	$-	$13,530	$13,530
Interventional Catheters	-	-	-
Other Medical	1,820	1,008	2,828
Value Based DTEC	1,173	-	1,173
Value Based ITEC	744	-	744
Legacy OEM	1,964	-	1,964
Professional Audio Communications	1,264	-	1,264
Total Revenue, net	$6,965	$14,538	$21,503

During the quarter ended March 31, 2020, we recorded a cumulative adjustment of $1,200 to reduce revenue within our other medical market to correct an error related to prior periods as a result of our determination that a portion of our sales being recognized over time needed to be recognized at a point in time. The adjustment included a reduction of the related cost of goods sold of $800 and related impacts to reduce the contract asset and an increase to inventory. The adjustment was not material to our consolidated condensed financial statements for any quarterly or annual period.

Net revenue by geography is allocated based on shipment and set forth below:

	Three Months Ended
Net Revenue by Geography	March 31, 2021	March 31, 2020
United States	$23,701	$17,788
Europe	1,264	1,187
Asia	3,468	2,200
All other countries	3,335	328
Consolidated	$31,768	$21,503

Geographic net revenue is allocated based on the shipment location of the Company’s direct OEM customer.

For the three months ended March 31, 2021, and 2020, one customer accounted for 68% and 63%, respectively, of the Company’s consolidated net revenue.

Two customers combined accounted for 60% and 69% of the Company’s consolidated accounts receivable at March 31, 2021 and December 31, 2020, respectively.

Two customers accounted for the Company’s consolidated contract assets at March 31, 2021 and December 31, 2020, respectively.

4. Income (Loss) Per Share

The following table presents a reconciliation between basic and diluted net income per share:

	Three Months Ended
	March 31, 2021	March 31, 2020
Numerator:
Net income (loss)	$672	$(1,979)
Less: Loss allocated to non-controlling interest	(42)	-
Net income (loss) attributable to Intricon shareholders	$714	$(1,979)

Denominator:
Basic – weighted shares outstanding	8,994	8,813
Weighted shares assumed upon exercise of stock awards	613	-
Diluted – weighted shares outstanding	9,607	8,813

Basic income (loss) per share attributable to Intricon shareholders:	$0.08	$(0.22)
Diluted income (loss) per share attributable to Intricon shareholders:	$0.07	$(0.22)

Net income per common share was based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. Stock options are dilutive when the average market price of Company stock exceeds the exercise price of the potentially dilutive options. When dilutive, stock options are included as equivalents using the treasury stock method when computing diluted net income per share. Unvested shares represented by RSUs are also included in the dilution calculation, net of assumed proceeds and equivalent share repurchases.

For the three months ended March 31, 2020, weighted average options and RSU’s outstanding of 893 were excluded from the dilutive calculation as their effect would have been antidilutive based on losses in the period. No options or RSUs were excluded from the dilutive calculation for the three months ended March 31, 2021.

5. Income Taxes

Income tax expense for the three months ended March 31, 2021 was $90 compared to $18 for the same period in 2020. The expense was largely due to our foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes. The Company has recorded a full valuation allowance against US deferred tax assets as of March 31, 2021.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the period:

	Three Months Ended
	March 31, 2021	March 31, 2020
United States	$585	$(1,842)
Singapore	138	(153)
Indonesia	21	18
Germany	18	16
Income (loss) before income taxes	$762	$(1,961)

CARES Act

On March 27, 2020, in response to the impact of the COVID-19 pandemic in the U.S. and across the Globe, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) was enacted, which contained certain tax benefits that were not material to the Company.

6. Business Combination

Emerald Medical Services and Emerald Extrusion Services

On May 18, 2020, Intricon Pte. Ltd. (“Buyer”), a wholly-owned subsidiary of the Company, acquired all of the outstanding shares of Emerald Medical Services Pte., Ltd., a Singapore company (“EMS”) for a total purchase price of $11,815. EMS, based in Singapore, is a provider of joint development medical device manufacturing services for complex catheter applications.

In addition, the Company has a 54% ownership interest in Emerald Extrusion Services LLC. (“EES), based in California. Based on this controlling financial interest, the Company has consolidated this entity. The remaining ownership is accounted for as a non-controlling interest and reported as part of equity in the consolidated condensed balance sheets.

We accounted for the acquisition in accordance with ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair value on the acquisition date. The Company has up to one year from the acquisition date to finalize the purchase price allocation. During the period ended March 31, 2021, the Company recorded certain adjustments related to changes in valuation estimates of accounts receivable, inventory and deferred taxes as well as changes to the non-controlling interest balance. These purchase accounting adjustments resulted in a $90 increase to Goodwill during the 2021 first quarter. The Company expects the final purchase price allocation to be determined in May 2021. The estimated purchase price allocation of the fair value of the assets acquired and liabilities assumed as of March 31, 2021 is included in the table below.

Current assets	$3,161
Property, plant and equipment	360
Intangible assets	6,400
Goodwill	4,253
Noncurrent assets	169
Current liabilities	(1,105)
Noncurrent liabilities	(1,423)
Total consideration paid	$11,815

A portion of the purchase price is in the form of a contingent consideration liability calculated using a scenario-based method utilizing various level 3 inputs including revenue volatility, weighted average cost of capital and discount rate percentages. Level 3 is a fair value measure in which there are no observable inputs used to value an asset or liability and the fair value is determined based on modeling and the use of management estimates and assumptions. The key valuation assumptions included forecasts of future revenues and the selection of the discount rate. The liability for contingent consideration is subject to fair value adjustments each reporting period that will be recognized through the consolidated condensed statement of operations within other operating expenses.

Quantitative information about Level 3 inputs for fair value measurement of the contingent consideration liability are detailed in “Note 2: Business Combination” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have be no significant changes to these inputs as of March 31, 2021. Significant increases or decreases in these inputs in isolation could result in a significant impact on the fair value measurement.

The reconciliation of the contingent consideration liability measured and carried at fair value on a recurring basis is as follows:

Carrying amount at December 31, 2020	$3,574
Change in fair value	35
Carrying amount at March 31, 2021	$3,609

Our consolidated condensed statements of operations for the three months ended March 31, 2021 include revenues of $3,802 and net income of $249, respectively, attributable to the acquiree.

See Note 2 of our Notes to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for more details.

7. Selected Balance Sheet Data

Inventories:

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
March 31, 2021
Domestic	$12,256	$1,191	$2,138	$15,585
Foreign	3,396	1,239	116	4,751
Total	$15,652	$2,430	$2,254	$20,336

December 31, 2020
Domestic	$11,371	$1,499	$2,149	$15,019
Foreign	3,393	968	133	4,494
Total	$14,764	$2,467	$2,282	$19,513

Property, Plant and Equipment Geographic Information:

The geographical distribution of long-lived assets, consisting of property, plant and equipment is set forth below:

	March 31,	December 31,
	2021	2020
United States	$12,537	$12,539
Singapore	1,454	1,460
Other	170	178
Consolidated	$14,161	$14,177

Long-lived assets consist of property, plant and equipment. Excluded from long-lived assets are investments in partnerships, patents, goodwill, intangible assets, operating lease right-of-use (ROU) assets and certain other assets. The Company capitalizes long-lived assets pertaining to the production of specialized parts. These assets are periodically reviewed to ensure the net realizable value from the estimated future production based on forecasted cash flows exceeds the carrying value of the assets.

Goodwill:

During the period ended March 31, 2021, the Company recorded certain purchase accounting adjustments for the EMS business combination resulting in an adjustment to goodwill. The changes to the carrying amount of goodwill for the periods presented are as follows:

Carrying amount at December 31, 2020	$13,714
Purchase accounting adjustment	90
Carrying amount at March 31, 2021	$13,804

Intangible Assets:

Definite-lived intangible assets consisted of the following at:

	March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	$6,400	$(667)	$5,733
Technology intangibles	6,725	(2,170)	4,555
Total	$13,125	$(2,837)	$10,288

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	$6,400	$(467)	$5,933
Technology intangibles	6,725	(1,873)	4,852
Total	$13,125	$(2,340)	$10,785

The customer list was established as a part of purchase accounting related to our Emerald acquisition; see Note 6. The estimated useful life is eight years.

The technology intangibles provide the Company with wireless and self-fitting hearing aid technology and are being amortized based on an estimated useful life between five and seven years.

Investment in Partnerships:

Investment in partnerships consisted of the following:

	March 31,	December 31,
	2021	2020
Investment in Signison	$358	$418
Other	242	152
Total	$600	$570

The Company has a 50% ownership interest in Signison, a German based Company specializing in hearing health services. This is accounted for in the Company’s consolidated condensed financial statements using the equity method for all periods presented.

Other Accrued Liabilities:

Other accrued liabilities consisted of the following at:

	March 31, 2021	December 31, 2020
Pension and postretirement benefit obligations	$188	$188
Deferred revenue	224	184
Current technology intangible liability	996	1,006
Current earn-out contingent consideration liability	1,060	1,090
Customer funded projects	776	759
Other	1,053	1,008
Total	$4,297	$4,235

The technology intangible liability, reflected above, relates to amounts owed in relation to the Company’s wireless and self-fitting hearing aid technologies.

The earn-out liability is contingent on certain future events and is measured at fair value based on various level 3 inputs and assumptions including forecasts, probabilities of payment and discount rates. Amounts are classified as current if expected to be paid within the next twelve months. The liability for contingent consideration is subject to fair value adjustments each reporting period that will be recognized through the Consolidated Condensed Statement of Operations. See Note 6.

Other Long-Term Liabilities:

Other long-term liabilities consisted of the following at:

	March 31,	December 31,
	2021	2020
Noncurrent technology intangible liability	$710	$1,039
Noncurrent earn-out contingent consideration liability	2,549	2,484
Other	880	875
Total	$4,139	$4,398

`

As of March 31, 2021, the Company had no debt under its existing credit facilities and was in compliance with all applicable covenants.

8. Investment Securities

The Company invests in commercial paper, corporate notes and bonds with original maturities of less than two years. The Company classifies these investments as held to maturity based on our intent and ability to hold these investments until maturity. As a result, these investments are recorded at amortized cost, which approximates fair value, using level 2 inputs.

The maturity dates of our investments as of March 31, 2020 are as follows:
	Less than one year	1-5 years	Total
Commercial Paper Original Maturities of 91 Days or More	$10,140	$-	$10,140
Corporate Notes and Bonds	13,559	2,765	16,324
Total Investments	$23,699	$2,765	$26,464

The maturity dates of our investments as of December 31, 2020 are as follows:
	Less than one year	1-5 years	Total
Commercial Paper Original Maturities of 91 Days or More	$7,490	$-	$7,490
Corporate Notes and Bonds	12,303	5,085	17,388
Total Investments	$19,793	$5,085	$24,878

The Company also maintains excess funds within level 1 money market accounts included within cash and cash equivalents. Cash available in our money market accounts at March 31, 2021 and December 31, 2020 was $6,181 and $6,697, respectively.

9. Leases

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

Certain foreign leases allow for variable lease payments that depend on an index or a market rate adjustment for the respective country and are adjusted on an annual basis. The adjustment is recognized as incurred in the consolidated condensed statement of operations. The facility leases include options to extend for terms ranging from one year to five years. Lease options that the Company is reasonably certain to execute are included in the determination of the ROU asset and lease liability. Our Indonesia lease includes embedded forward starting leases that will begin in 2022 and 2024 for additional square footage, which will result in the recognition of an additional ROU asset and lease liability in those periods of approximately $103 and $72, respectively. The Company also leases equipment that include bargain purchase options at termination. These leases have been classified as finance leases.

Operating cash flows for the year ended March 31, 2021, and 2020 from operating leases were $609 and $507, respectively. Financing lease assets are classified as property, plant and equipment within the consolidated condensed balance sheet.

Discount rates are determined based on 5-year term incremental borrowing rates at inception of the lease. The following table summarizes the weighted-average lease term and discount rates:

Weighted-Average Lease Term (Years)	March 31, 2021	December 31, 2020
Finance leases	0.8	0.8
Operating leases	3.6	3.8

Weighted-Average Discount Rate	March 31, 2021	December 31, 2020
Finance leases	5.56%	5.56%
Operating leases	5.06%	5.06%

The following tables summarizes lease costs by type:

	March 31, 2021	March 31, 2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$10	$26
Interest on lease liabilities	1	2

Operating lease cost	582	481
Variable lease cost	120	151
Total lease cost	$713	$660

Maturities of lease liabilities are as follows as of March 31, 2021:

	Operating Leases	Financing Leases	Total
2021	$2,108	$12	$2,120
2022	1,938	3	1,941
2023	1,338	-	1,338
2024	1,017	-	1,017
2025 and thereafter	471	-	471
Total lease payments	6,872	15	6,887
Less: Interest	(598)	(3)	(601)
Present value of lease liabilities	$6,274	$12	6,286

10. Shareholders’ Equity and Stock-based Compensation

The Company has a 2006 Equity Incentive Plan and an Amended and Restated 2015 Equity Incentive Plan. The 2015 plan, which was approved by the shareholders on April 24, 2015, replaced the 2006 plan. New grants may not be made under the 2006 plan; however certain option grants under the 2006 plan remain exercisable as of March 31, 2021.

Under the 2015 Plan, the Company may grant stock options, stock awards, stock appreciation rights, restricted stock units (“RSUs”), performance restricted stock units (“PRSUs”) and other equity-based awards. Under all awards, the terms are fixed on the grant date. The 2015 plan was amended and restated in 2020 to reflect certain corporate governance changes and amended in 2021 to increase the number of shares of common stock that could be awarded under the 2015 plan by 500 shares, subject to shareholder approval, which was obtained on May 4, 2021.

For the three months ended March 31, 2021, the Company granted a total of 73 RSUs at a weighted average closing price on the date of grant of $20.80. The RSUs vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant at which time common stock is issued with respect to vested units.

The Company has also granted stock options under the plans. For the three months ended March 31, 2021, and 2020, the Company did not grant any options. Options granted under the plans generally vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant and have a maximum term of 10 years. During the three months ended March 31, 2021, 7 options were forfeited in order to cover the exercise price of the options.

Stock award activity as of and during the three months ended March 31, 2021 was as follows:

	Outstanding Awards
	Stock Options	RSUs	Total	Stock Option Weighted-Average Exercise Price (a)	Aggregate Intrinsic Value

Outstanding at December 31, 2020	690	217	907	$6.51
Awards granted	-	73	73	-
Awards exercised or released	(31)	(53)	(84)	5.26
Outstanding at March 31, 2021	659	237	896	$6.57	$19,045

Exercisable at March 31, 2021	659		659	$6.57	$12,572

Available for future grant at December 31, 2020	73

Available for future grant at March 31, 2021 (b)	20

(a) The weighted average exercise price calculation does not include outstanding RSUs
(b) Does not include an additional 500 shares approved by shareholders on May 4, 2021

The number of shares available for future grants at March 31, 2021 does not include a total of up to 297 shares subject to options outstanding under the 2006 Equity Incentive Plan, which will become available for grant under the 2015 Equity Incentive Plan as outstanding options under the 2006 Equity Incentive Plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise of such options.

The Company recorded $453 of non-cash stock compensation expense for the three months ended March 31, 2021 compared to $376 for the same periods in 2020. As of March 31, 2021, there was $3,012 of total unrecognized compensation costs related to non-vested stock option and RSU awards that are expected to be recognized over a weighted-average period of 2.33 years. The total intrinsic value of options exercised during the three months ended March 31, 2021 was $486.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, through March 31, 2021, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 2 and 5 shares purchased under the plan for the three months ended March 31, 2021 and 2020, respectively.

12. Legal Proceedings

Asbestos Litigation

The Company is a defendant along with a number of other parties in lawsuits alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued heat technologies segment which was sold in March 2005. Due to the non-informative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. Certain insurance carriers have informed the Company that the primary policies for the period August 1, 1970-1978 have been exhausted and that the carriers will no longer provide defense and insurance coverage under those policies. However, the Company has other primary and excess insurance policies that the Company believes afford coverage for later years. Some of these other primary insurers have accepted defense and insurance coverage for these suits, and some of them have either ignored the Company’s tender of defense of these cases, or have denied coverage, or have accepted the tenders but asserted a reservation of rights and/or advised the Company that they need to investigate further. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, the Company believes that it will have funds available for defense and insurance coverage under the non-exhausted primary and excess insurance policies. However, unlike the older policies, the more recent policies have deductible amounts for defense and settlements costs that the Company will be required to pay; accordingly, the Company expects that its litigation costs will increase in the future. Further, many of the policies covering later years (approximately 1984 and thereafter) have exclusions for any asbestos products or operations, and thus do not provide insurance coverage for asbestos-related lawsuits. The Company does not believe that the asserted exhaustion of some of the primary insurance coverage for the 1970-1978 period will have a material adverse effect on its financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits, and the significant number of policy years and policy limits under which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations. As of March 31, 2021, we recorded $129 and $721 within other accrued liabilities and other long-term liabilities, respectively, within our consolidated condensed balance sheet for estimated future claims. An insurance receivable of $129 and $721 was recorded within other current assets and other assets, net, respectively, within our consolidated condensed balance sheet as of March 31, 2021 for estimated insurance recoveries.

TCPA Litigation

On October 9, 2019, plaintiff Mark Hoffman (“Hoffman”) filed a putative class action lawsuit against defendant Hearing Help Express, Inc. (“HHE”), a subsidiary of the Company, in the Federal District Court for the Western District of Washington based on specific provisions of the federal Telephone Consumer Protection Act (“TCPA”). HHE’s investigation revealed third-party lead generator Triangular Media Corp. (“Triangular”) provided Hoffman’s information to HHE only after he participated in Triangular’s interactive telephonic screening process. Hoffman claims he did not provide the requisite prior express written consent for autodialed telemarketing calls regarding hearing aids to be placed to his cellphone. He also claims he did not provide the requisite permission for telemarketing calls to his number registered on the Do-Not-Call (“DNC”) registry. Since the initial complaint was filed, Hoffman has amended his complaint several times to add additional parties, including Triangular, Triangular’s alleged owner, an alleged entity related to Triangular called LeadCreations.Com, LLC, Intricon, Inc., and Intricon Corporation. With respect to HHE, Hoffman seeks to certify a class of certain automated outbound telemarketing calls HHE allegedly made without prior consent, or to those numbers on the DNC registry, in the last four years. Hoffman also seeks to hold the Company vicariously liable for all of the calls HHE made without prior consent. The potential exposure under the TCPA is $500 per call, or $1,500 per call if the violation is deemed willful or knowing. The parties were engaged in discovery. However, the case was stayed pending the United States Supreme Court’s ruling in another TCPA case – Duguid v. Facebook, No. 19-51 (argued Dec. 8, 2020) given the impact the Duguid opinion could have on this case. A ruling by the United States Supreme Court was issued on April 1, 2021 in favor of Facebook. Following the ruling, the parties agreed to continue the stay of the case and attend a private mediation to see if a resolution can be reached. Mediation is scheduled for May 24, 2021. The Company believes that HHE has strong legal and factual defenses in this proceeding. HHE and the Company intend to continue defending themselves vigorously in the pending lawsuit. While the Company is unable to predict the outcome of this proceeding, the Company believes that the ultimate outcome of this matter will not have a material adverse effect on the Company's consolidated financial position, liquidity or results of operations.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis (“MD&A”) provides information that the Company believes is useful in better understanding the operating results, cash flows and financial condition of the Company. Quantitative information is provided about the material revenue and expense drivers as well as any other significant factors we believe are useful for understanding our results. The MD&A should be read in conjunction with both the consolidated condensed financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Information and Cautionary Statements” located at the end of Item 2 of this report.

Business Overview

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

Market Overview

Intricon serves as a JDM to leading medical device OEMs by designing, developing, engineering, manufacturing, packaging and distributing micromedical products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions. Revenue from these markets is reported on the respective diabetes, other medical, hearing health value based direct-to-end-consumer (DTEC), hearing health value based indirect-to-end-consumer (ITEC), hearing health legacy OEM, and professional audio communications in the discussion of our results of operations in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 “Revenue Recognition” to the Company’s consolidated condensed financial statements included herein.

The Company manufactures microelectronics, micro-mechanical assemblies, high-precision injection-molded plastic components and complete body-worn devices for leading and emerging medical device manufacturers. Intricon currently serves this market by offering medical device manufacturers the capabilities to design, develop, engineer, manufacture, package and distribute medical devices that are easier to use, smaller, lighter and use less power. Increasingly, the medical device industry is looking to outsource the manufacturing, assembly and packaging of their products.

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

For additional information on the Company’s markets and core technologies refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Overall Results

First quarter 2021 results include the following notable items:

•GAAP diluted net income per share was $.07.

•Adjusted non-GAAP diluted net income per share was $.26.

•Total revenue increased 47.7 percent, driven, in part, by pent up demand as a result of the 2020 COVID-19 pandemic as well as the acquisition of Emerald Medical Services Pte., Ltd. (“EMS”), acquired in May 2020. The Company derived net revenue of $3,802 from EMS in the three months ended March 31, 2021.

•Gross margin as a percent of revenue increased 4.5% due, in part, to higher revenues in the current period.

•Operating income was $848 compared to an operating loss of $2,038 in the comparable prior period.

COVID-19 Business Update

During the three months ended March 31, 2021, we continue to be designated as an “essential business” and have not had to shut down operations as a result of the COVID-19 pandemic. The Company continues to abide by local COVID-19 safety regulations including a remote work environment for administrative employees. The Company has also adopted significant protective measures for our employees on site, including hygiene best practices, social distancing and other practices as recommended by the Centers for Disease Control (CDC). The full extent to which the COVID-19 pandemic impacts Intricon’s future business, operating results and financial condition will depend on future developments that are highly uncertain, cannot be accurately predicted and may be beyond our control. The Company continues to monitor risks associated with the pandemic including but not limited to disruptions in our operations, supply chain or demand by our customers.

Although the Company experienced a delay in certain orders due to uncertainty surrounding the COVID-19 pandemic in 2020, the Company is beginning to see the impact of a pent-up demand for our product offerings in the first quarter of 2021. The Company believes we continue to maintain adequate liquidity to operate our businesses during the COVID-19 pandemic. As of March 31, 2021, we had approximately $11,757 of cash and cash equivalents as well as $23,699 of short-term investment securities maturing within the next twelve months.

Revenue, net

Below is a summary of our revenue by main markets for the three months ended March 31, 2021 and 2020:

			Change
Three Months Ended March 31,	2021	2020	Dollars	Percent
Diabetes	$18,364	$13,530	$4,834	35.7%
Interventional Catheters	3,802	-	3,802	100.0%
Other Medical	2,958	2,828	130	4.6%
Hearing Health Value Based DTEC	937	1,173	(236)	-20.1%
Hearing Health Value Based ITEC	1,301	744	557	74.9%
Hearing Health Legacy OEM	3,421	1,964	1,457	74.2%
Professional Audio Communications	985	1,264	(279)	-22.1%
Total Net Revenue	$31,768	$21,503	$10,265	47.7%

For the three months ended March 31, 2021, we experienced an increase of 35.7% in net revenue in the diabetes medical market compared to the same period in 2020 driven by increased demand for products as COVID-19 restrictions eased.

Interventional catheters net revenues of $3,802 were derived from EMS, acquired in May 2020.

Other medical net revenue for the three months ended March 31, 2021 increased 4.6% compared to the same period in 2020. The increase was driven by pent up demand and new product offerings.

Net revenue in our hearing health value based DTEC business for the three months ended March 31, 2021 decreased 20.1% compared to the same period in 2020 due to reductions in advertising spend in an effort to control costs as part of our strategic restructuring plan.

Net revenue in our hearing health value based ITEC business for the three months ended March 31, 2021 increased 74.9% compared to the same period in 2020. The revenue increase was primarily attributable to COVID-19 recovery, customer growth and pilot programs.

Net revenue in our hearing health legacy OEM business for the three months ended March 31, 2021 increased 74.2% compared to the same period in 2020 due to increase international orders due to pent-up demand related to COVID-19.

As it relates to our overall Hearing Health business, we believe that the FDA has been delayed in promulgating regulations regarding OTC hearing aids due to COVID-19 priorities at the FDA, which delay will likely have an adverse impact on hearing health markets over the course of 2021.

Net revenue to the professional audio communications sector decreased 22.1% for the three months ended March 31, 2021 compared to the same period in 2020 due to order delays as a result of the COVID-19 pandemic. Intricon will continue to leverage its core technology in professional audio communications to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross Profit

Gross profit, both in dollars and as a percent of revenue, for the three months ended March 31, 2021 and 2020, was as follows:

	2021		2020		Change
		Percent		Percent
Three Months Ended March 31,	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Gross Profit	$8,210	25.8%	$4,572	21.3%	$3,638	79.6%

Gross profit as a percentage of revenue for the three months ended March 31, 2021 improved from the prior year period primarily due to higher volumes and product mix.

Sales and Marketing, General and Administrative, Research and Development Expenses, and Other Operating Expenses

Sales and marketing, general and administrative and research and development expenses for the three months ended March 31, 2021 and 2020 were as follows:

	2021		2020		Change
		Percent		Percent
Three Months Ended March 31,	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and Marketing	$1,982	6.2%	$1,993	9.3%	$(11)	-0.6%
General and Administrative	4,052	12.8%	3,416	15.9%	636	18.6%
Research and Development	1,293	4.1%	1,201	5.6%	92	7.7%

Sales and marketing expenses remained flat compared to the same period in 2020 due to lower advertising and support costs within our hearing health value based DTEC business as well as a decrease in travel expenses for sales personnel due to COVID-19 restrictions offset by expenses associated with EMS in the current year and a reclassification from research and development expenses to sales and marketing expenses of $198 in the first quarter of 2021 for technology intangible amortization.

General and administrative expenses for the three months ended March 31, 2021, increased from the prior year period due to expenses associated with EMS, higher salaries, wages, and incentives, and third-party fees as well as higher non-cash stock compensation expense for the period due to an increase in the weighted average stock price at the time of grant in the period.

Research and development expenses increased over the prior year periods due to expenses associated with EMS, increases in outside service and support costs partially offset by a reclassification from research and development expenses to sales and marketing expenses of $198 in the first quarter of 2021 for technology intangible amortization.

Other operating expenses of $35 represent changes in the fair value of contingent consideration liabilities in connection with the acquisition of EMS. Refer to Note 6 for further details.

Interest (expense) income, net

Interest (expense) income, net for the three months ended March 31, 2021 was ($9) compared to $184 for the comparable period in 2020 due to an overall reduction in interest rates impacting our investment balance as well as an increase in interest expense in the period offsetting interest income.

Other expense, net

Other expense, net for the three months ended March 31, 2021 was $77 compared to $107 for the same periods in 2020. The decrease over the prior year period is primarily due to Singapore government funds paid to our subsidiaries for COVID-19 relief in 2021.

Income tax expense

Income tax expense for the three months ended March 31, 2021 was $90 compared to $18 for the same period in 2020. The change in income tax expense relates to an increase in estimates for foreign income taxes for the current year period.

Net Income

Net income and non-GAAP adjusted net income are as follows:

	Three Months Ended
	March 31,	March 31,
	2021	2020
Net income - GAAP attributable to Intricon	$714	$(1,979)
Identified adjustments attributable to Intricon:
Depreciation (1)	841	686
Amortization of intangibles (2)	497	98
Stock-based compensation (3)	453	376
Other amortization (4)	102	137
EMS acquisition costs (5)	35	-
COVID-19 Singapore government support (6)	(121)	-
Non-GAAP adjusted net income attributable to Intricon (7)	$2,521	$(682)

Non-GAAP adjusted net income attributable to Intricon per diluted share	$0.26	$(0.08)

(1) Depreciation represents the expense of property, plant and equipment.
(2) These expenses represent amortization expenses of intangible assets.
(3) Stock-based compensation represents expenses related to awards under the Company's equity incentive plans.
(4) These expenses represent amortization of other assets.
(5) These expenses represent changes in the fair value of contingent consideration in the period for the purchase of EMS.
(6) The Singapore Government provided $121 in COVID-19 financial assistance to our Singapore subsidiaries during the period.
(7) None of these adjustments have material income tax impacts.

Liquidity and Capital Resources

During the COVID-19 pandemic, we continue to maintain adequate liquidity to operate our businesses. As of March 31, 2021, we had $11,757 of cash and cash equivalents on hand as well as $23,699 of short-term investment securities maturing within the next twelve months for a total of $35,456 of liquid capital. Sources of our cash for the three months ended March 31, 2021 have been from our operating activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Cash provided by (used in) operations:
Operating activities	$5,865	$(1,236)
Investing activities	(2,511)	8,005
Financing activities	(245)	(158)
Effect of exchange rate changes on cash	22	20
Net increase in cash	$3,131	$6,631

Net cash provided by operating activities was $5,865 for the three months ended March 31, 2021, compared to net cash used in operating activities of $1,236 for the same period in 2020. The variance was primarily attributable to higher cash earnings and gross profit due to an increase in orders as well as an increase in accrued expenses and accounts payable due to the timing of cash payments.

Net cash used in investing activities was $2,511 for the three months ended March 31, 2021, compared to net cash provided by investing activities of $8,005, for the same period in 2020. The variance was primarily the result of the Company investing excess cash into investment securities during the current period as compared to sales of investment securities in the prior period as well as additional purchases of property, plant and equipment in the prior period for automation equipment related to a supply agreement with our largest customer.

Net cash used in financing activities was $245 for the three months ended March 31, 2021 compared to $158 for the same period in 2020. The slight increase was due primarily due to an increase in the withholding of shares from vesting RSU awards to pay withholding taxes as well as payments on liabilities for the acquisition of intangible assets in the period.

The Company had the following bank arrangements at March 31, 2021:

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

•Added a financial covenant requiring that at all times until March 31, 2021, the borrowers maintain at least $15.0 million of liquidity, calculated as the sum of (a) cash on hand, plus (b) cash equivalent investments, plus (c) available borrowing capacity under the revolving credit facility.

The Company was in compliance with all applicable covenants under the credit facility as of March 31, 2021.

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

As of March 31, 2021, and December 31, 2020, the Company had a total borrowing capacity under its credit facilities of $14,301 and $9,589, respectively, with no borrowings outstanding at each reporting period.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company follows these policies in preparation of the consolidated condensed financial statements.

Non-GAAP Financial Measures

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operation” in Item 2, contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These non-GAAP measures include adjusted net income and adjusted net income per diluted share.

These non-GAAP financial measures reflect adjustments for expenses and gains that the Company believes do not reflect the Company’s core operating performance. We have presented these non-GAAP financial measures because we believe this presentation, when reconciled to the corresponding GAAP measures, provides useful information to investors in evaluating the Company’s operational performance. Management uses these non-GAAP measures internally to evaluate our performance and in making financial, operational and planning decisions, including with respect to incentive compensation. We believe that our presentation of these measures provides investors with greater transparency with respect to our results of operations and that these measures are useful for period-to-period comparison of results and trends. The Company further believes that the use of these non-GAAP financial measures provides an additional tool for investors in comparing the Company’s financial results with the financial results of other companies.

The Company periodically reassesses the components of our non-GAAP adjustments for changes in how we evaluate our performance, changes in how we make financial and operational decisions, and considers the use of these measures by our competitors and peers to ensure the adjustments are still relevant and meaningful.

Non-GAAP financial measures should not be used as a substitute for GAAP measures, or considered in isolation, for the purpose of analyzing our operating performance. The presentation of these non-GAAP financial measures should not be construed as an inference that future results will not be affected by similar items.

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, or that include forward-looking terminology such as “may”, “will”, “believe”, “anticipate”, “expect”, “should”, “optimistic” “continue”, “estimate”, “intend”, “plan”, “would”, “could”, “guidance”, “potential”, “opportunity”, “project”, “forecast”, “confident”, “projections”, “scheduled”, “designed”, “future”, “discussion”, “if” or the negative thereof or other variations thereof, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Company’s Consolidated Condensed Financial Statements” such as estimates of future results, the expected results and impacts of the EMS acquisition, statements regarding the effects of the COVID-19 pandemic, statements regarding the estimated costs and expenses of the restructuring and estimated annual expense savings, net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future level of funding of employee benefit plans, the adequacy of insurance coverage and the impact of new accounting pronouncements and litigation. Forward-looking statements also include, without limitation, statements as to the Company's expected future results of operations and growth, strategic alliances and their benefits, government regulation, potential increases in demand for the Company’s products, the Company’s ability to meet working capital requirements, the Company's business strategy, the expected increases in operating efficiencies, anticipated trends in the Company's markets, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company's or management's beliefs, expectations and opinions.

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including those described within “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and the other risks described elsewhere in this Quarterly Report on Form 10-Q, or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2021 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

Our assessment of the effectiveness of our internal controls over financial reporting excluded the assets and operations acquired on May 18, 2020 in the EMS transaction. EMS’s assets and operations are less than 20% of total assets and revenues (excluding EMS’s goodwill and intangible assets which were integrated into the Company’s systems and control environment) of the consolidated condensed financial statement amounts as of and for the period ended March 31, 2021. Such exclusion was in accordance with SEC guidance that an assessment of a recently acquired business may be omitted in management’s report on internal control over financial reporting, provided the acquisition took place within twelve months of management’s evaluation.

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

During the quarter and three months ended March 31, 2021, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

On March 19, 2021, the Compensation Committee of the Board of Directors approved the form of Performance Restricted Stock Unit Agreement issuable under the Amended and Restated 2015 Equity Incentive Plan. Under this award, the restricted stock units will vest based upon the achievement of performance standards established by the Compensation Committee. A copy of the form of this award is filed herewith as Exhibit 10.5.

On April 5, 2021, pursuant to delegated authority from the Compensation Committee, the Chair of the Compensation Committee approved the forms of Restricted Stock Unit Agreements issuable under the Amended and Restated 2015 Equity Incentive Plan to employees and directors. Under these awards, the restricted stock units will vest based upon the passage of time. Copies of the forms of these awards are filed herewith as Exhibit 10.3 (employee form) and 10.4 (director form).

ITEM 6. Exhibits

(a)	Exhibits
+10.1

Employment Agreement between the Company and Ellen Scipta dated as of February 5, 2021. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on February 8, 2021.)

+10.2	Amended and Restated 2015 Equity Incentive Plan (incorporated by reference from Appendix A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on March 22, 2021).
+10.3*	Form of Restricted Stock Unit Agreement issued to employees pursuant to the Amended and Restated 2015 Equity Incentive Plan.
+10.4*	Form of Restricted Stock Unit Agreement issued to directors pursuant to the Amended and Restated 2015 Equity Incentive Plan.
+10.5*	Form of Performance Restricted Stock Unit Agreement issued to employees pursuant to the Amended and Restated 2015 Equity Incentive Plan.
31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*

The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Condensed Balance Sheets (Unaudited); (ii) Consolidated Condensed Statements of Operations (Unaudited); (iii) Consolidated Condensed Statements of Comprehensive Income (Loss) (Unaudited); (iv) Consolidated Condensed Statements of Equity (Unaudited); (v) Consolidated Condensed Statements of Cash Flows (Unaudited); and (vi) Notes to Consolidated Condensed Financial Statements (Unaudited).

104*	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2021, formatted in Inline XBRL (included as Exhibit 101).

________________________

*Filed herewith.

+Denotes management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION
(Registrant)

Date: May 10, 2021	By:	/s/ Scott Longval
Scott Longval
President and Chief Executive Officer (principal executive officer)

Date: May 10, 2021	By:	/s/ Ellen Scipta
Ellen Scipta
Chief Financial Officer (principal financial officer)