Form 10-Q
period 2021-06-30
INTRICON CORP
filed 2021-08-09
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on July 31, 2021 was 9,097,270.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Six Months Ended
(unaudited)	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020

Revenue, net	$30,215	$23,602	$61,983	$45,105
Cost of goods sold	22,343	16,996	45,901	33,927
Gross profit	7,872	6,606	16,082	11,178

Operating expenses:
Sales and marketing	2,021	1,680	4,003	3,673
General and administrative	4,070	4,603	8,049	8,019
Research and development	1,309	1,209	2,602	2,410
Other operating expenses (Note 11)	1,415	-	1,523	-
Restructuring charges	-	1,171	-	1,171
Acquisition costs	-	493	-	493
Total operating expenses	8,815	9,156	16,177	15,766
Operating loss	(943)	(2,550)	(95)	(4,588)

Interest (expense) income, net	(14)	97	(23)	281
Other (expense) income, net	(91)	208	(168)	101
Loss before income taxes	(1,048)	(2,245)	(286)	(4,206)
Income tax expense	80	29	170	47
Net loss	(1,128)	(2,274)	(456)	(4,253)
Less: Income allocated to non-controlling interest	51	7	9	7
Net loss attributable to Intricon shareholders	$(1,179)	$(2,281)	$(465)	$(4,260)

Loss per share attributable to Intricon shareholders:
Basic	$(0.13)	$(0.26)	$(0.05)	$(0.48)
Diluted	$(0.13)	$(0.26)	$(0.05)	$(0.48)

Average shares outstanding:
Basic	9,074	8,881	9,034	8,847
Diluted	9,074	8,881	9,034	8,847

(See accompanying notes to the condensed consolidated financial statements)

INTRICON CORPORATION
Condensed Consolidated Statements of Comprehensive Loss
(In Thousands)

	Three Months Ended		Six Months Ended
(unaudited)	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net loss	$(1,128)	$(2,274)	$(456)	$(4,253)
Unrealized foreign currency translation adjustment	1	13	26	26
Realized pension and postretirement obligations	12	5	24	10
Other	68	-	183	-
Comprehensive loss	$(1,047)	$(2,256)	$(223)	$(4,217)

(See accompanying notes to the condensed consolidated financial statements)

INTRICON CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

(unaudited)	June 30,	December 31,
	2021	2020
Current assets:
Cash and cash equivalents	$6,077	$8,608
Restricted cash	658	672
Short-term investment securities	23,022	19,793
Accounts receivable, net of $80 and $210 of reserves, respectively	9,592	10,115
Inventories	22,189	19,513
Contract assets	11,618	9,107
Other current assets	1,872	1,466
Total current assets	75,028	69,274

Property, plant and equipment	47,320	45,661
Less: Accumulated depreciation	33,080	31,484
Net property, plant and equipment	14,240	14,177

Goodwill	13,873	13,714
Intangible assets, net	9,791	10,785
Operating lease right-of-use assets, net	5,782	6,701
Investment in partnerships	592	570
Long-term investment securities	3,794	5,085
Other assets, net	987	990
Total assets	$124,087	$121,296

Current liabilities:
Current financing leases	$7	$21
Current operating leases	2,027	2,156
Accounts payable	10,102	8,670
Accrued salaries, wages and commissions	4,438	3,581
Other accrued liabilities	6,059	4,235
Total current liabilities	22,633	18,663

Noncurrent operating leases	3,896	4,726
Other postretirement benefit obligations	363	385
Accrued pension liabilities	809	907
Deferred tax liabilities, net	1,028	1,018
Other long-term liabilities	3,403	4,398
Total liabilities	32,132	30,097

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 9,082 and 8,951 shares issued and outstanding, respectively	9,082	8,951
Additional paid-in capital	90,532	89,702
Accumulated deficit	(7,275)	(6,810)
Accumulated other comprehensive loss	(446)	(679)
Total shareholders' equity	91,893	91,164
Non-controlling interest	62	35
Total equity	91,955	91,199
Total liabilities and equity	$124,087	$121,296

(See accompanying notes to the condensed consolidated financial statements)

INTRICON CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Six Months Ended
(unaudited)	June 30,	June 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(456)	$(4,253)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,763	2,053
Equity in loss of partnerships	112	71
Stock-based compensation	1,019	1,712
Change in fair value of contingent consideration	90	-
Change in allowance for doubtful accounts	(130)	273
Loss on disposal of assets	-	173
Changes in operating assets and liabilities:
Accounts receivable	682	(260)
Inventories	(2,642)	(3,151)
Contract assets	(2,510)	2,126
Other assets	(474)	161
Accounts payable	1,266	(1,366)
Accrued expenses	2,001	1,912
Other liabilities	(385)	(959)
Net cash provided by (used in) operating activities of continuing operations	1,336	(1,508)
Net cash provided by operating activities of discontinued operation	-	3
Net cash provided by (used in) operating activities	1,336	(1,505)

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,300)	(1,952)
Payments for acquisition of a business	-	(7,128)
Payments for acquisition of other assets	-	(141)
Purchase of investment securities	(11,965)	(6,159)
Proceeds from maturities of investment securities	9,885	15,250
Investment in partnerships	(154)	391
Net cash (used in) provided by investing activities	(3,534)	261

Cash flows from financing activities:
Payment of financing leases	(18)	(57)
Payments on liabilities for acquisition of intangible assets	(104)	-
Exercise of stock options and employee stock purchase plan shares	250	107
Withholding of common stock upon vesting of restricted stock units	(308)	(246)
Payment of contingent consideration liabilities	(52)	-
Net cash used in financing activities	(232)	(196)

Effect of exchange rate changes on cash	(115)	(37)

Net decrease in cash	(2,545)	(1,477)
Cash, cash equivalents and restricted cash, beginning of period	9,280	9,162

Cash, cash equivalents and restricted cash, end of period	$6,735	$7,685

Non-cash investing and financing:
Acquisition of property, plant and equipment in accounts payable	$318	$213
Acquisition of a business through liabilities incurred	-	3,705
Acquisition of a business through issuance of common stock	-	982

(See accompanying notes to the condensed consolidated financial statements)

INTRICON CORPORATION
Condensed Consolidated Statements of Equity
(In Thousands)

	Shareholders' Equity, Three and Six Months Ended June 30, 2021 (unaudited)
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balances December 31, 2020	8,951	$8,951	$89,702	$(6,810)	$(679)	$35	$91,199
Exercise of stock options, net	22	22	(15)	-	-	-	7
Withholding of common stock upon vesting of restricted stock units	24	24	(265)	-	-	-	(241)
Shares issued under the employee stock purchase plan	2	2	51	-	-	-	53
Stock-based compensation	-	-	453	-	-	-	453
Net income (loss)	-	-	-	714	-	(42)	672
Other	-	-	-	-	152	(50)	102
Balances March 31, 2021	8,999	$8,999	$89,926	$(6,096)	$(527)	$(57)	$92,245
Exercise of stock options, net	41	41	91	-	-	-	132
Withholding of common stock upon vesting of restricted stock units	39	39	(106)	-	-	-	(67)
Shares issued under the employee stock purchase plan	3	3	55	-	-	-	58
Stock-based compensation	-	-	566	-	-	-	566
Net (loss) income	-	-	-	(1,179)	-	51	(1,128)
Other	-	-	-	-	81	68	149
Balances June 30, 2021	9,082	$9,082	$90,532	$(7,275)	$(446)	$62	$91,955

	Shareholders' Equity, Three and Six Months Ended June 30, 2020 (unaudited)
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balances December 31, 2019	8,781	$8,781	$86,770	$(4,286)	$(520)	$(253)	$90,492
Exercise of stock options, net	11	11	4	-	-	-	15
Withholding of common stock upon vesting of restricted stock units	22	22	(220)	-	-	-	(198)
Shares issued under the employee stock purchase plan	5	5	48	-	-	-	53
Stock-based compensation	-	-	376	-	-	-	376
Net loss	-	-	-	(1,979)	-	-	(1,979)
Comprehensive income	-	-	-	-	18	-	18
Balances March 31, 2020	8,819	$8,819	$86,978	$(6,265)	$(502)	$(253)	$88,777
Exercise of stock options, net	18	18	(18)	-	-	-	-
Withholding of common stock upon vesting of restricted stock units	14	14	(62)	-	-	-	(48)
Shares issued under the employee stock purchase plan	3	3	36	-	-	-	39
Acquisition of Emerald Medical Services	80	80	902	-	-	-	982
Stock-based compensation	-	-	936	-	-	-	936
Net loss	-	-	-	(2,281)	-	7	(2,274)
Comprehensive income	-	-	-	-	18	-	18
Balances June 30, 2020	8,934	$8,934	$88,772	$(8,546)	$(484)	$(246)	$88,430

(See accompanying notes to the condensed consolidated financial statements)

INTRICON CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	Management’s Statement

Intricon Corporation (together with its subsidiaries referred herein as the “Company”, or “Intricon”, “we”, “us” or “our”) is an international joint development manufacturer (“JDM”) of micromedical components, sub-assemblies and final devices. The Company serves as a JDM partner to leading medical device original equipment manufacturers (“OEMs”) by designing, developing, engineering, manufacturing, packaging and distributing micromedical products for high growth markets, such as diabetes, peripheral vascular, interventional pulmonology, electrophysiology and hearing healthcare. Our mission is to improve, extend and save lives by advancing innovative micromedical technologies through joint development and manufacturing partnerships with industry leading medical device companies.

Basis of Presentation

The interim condensed consolidated financial statements of the Company presented herein have been prepared by the Company and are unaudited. They have been prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP) and with instructions to Form 10-Q and Article 10 of Regulation S-X. They reflect all adjustments which are, in the opinion of management, necessary for a fair presentation of the results for the periods presented.

The interim condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All material intercompany transactions and balances have been eliminated in consolidation. The Company evaluates its voting and variable interests in entities on a qualitative and quantitative basis. The Company consolidates entities in which it concludes it has the power to direct the activities that most significantly impact an entity’s economic success and has the obligation to absorb losses or the right to receive benefits that could be significant to the entity.

During the six months ended June 30, 2021, the Company operated under one operating segment. This is consistent with disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended  December 31, 2020, included in the Company's Annual Report on Form 10-K.

Use of Estimates

The Company makes estimates and assumptions relating to the reporting of assets and liabilities, the recording of reported amounts of revenues and expenses and the disclosure of contingent assets and liabilities to prepare these condensed consolidated financial statements. Actual results could differ from those estimates. Considerable management judgment is necessary in estimating future cash flows and other factors affecting the valuation of goodwill and intangible assets, including the operating and macroeconomic factors that may affect them. The Company uses historical financial information, internal plans and projections and industry information in making such estimates.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company follows these policies in preparation of the condensed consolidated financial statements.

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

3.	Revenue Recognition

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

During the 2021 second quarter, the Company reclassified first quarter revenue of $682 from certain customers in Legacy OEM to Value Based ITEC for the six months ended June 30, 2021. The following tables set forth, for the periods indicated, timing of revenue recognition by market:

Timing of revenue recognition for the three months ended June 30, 2021:

	Products and services transferred at point in time	Products and services transferred over time	Total
Diabetes	$-	$15,247	$15,247
Interventional Catheters	4,198	-	4,198
Other Medical	2,059	1,451	3,510
Value Based DTEC	950	-	950
Value Based ITEC	2,570	-	2,570
Legacy OEM	2,888	-	2,888
Professional Audio Communications	852	-	852
Total Revenue, net	$13,517	$16,698	$30,215

Timing of revenue recognition for the six months ended June 30, 2021:

	Products and services transferred at point in time	Products and services transferred over time	Total
Diabetes	$-	$33,611	$33,611
Interventional Catheters	8,000	-	8,000
Other Medical	3,649	2,819	6,468
Value Based DTEC	1,887	-	1,887
Value Based ITEC	4,555	-	4,555
Legacy OEM	5,625	-	5,625
Professional Audio Communications	1,837	-	1,837
Total Revenue, net	$25,553	$36,430	$61,983

Timing of revenue recognition for the three months ended June 30, 2020:

	Products and services transferred at point in time	Products and services transferred over time	Total
Diabetes	$-	$13,521	$13,521
Interventional Catheters	1,146	-	1,146
Other Medical	1,849	1,602	3,451
Value Based DTEC	1,387	-	1,387
Value Based ITEC	1,365	-	1,365
Legacy OEM	1,721	-	1,721
Professional Audio Communications	1,011	-	1,011
Total Revenue, net	$8,479	$15,123	$23,602

Timing of revenue recognition for the six months ended June 30, 2020:

	Products and services transferred at point in time	Products and services transferred over time	Total
Diabetes	$-	$27,051	$27,051
Interventional Catheters	1,146	-	1,146
Other Medical	3,035	3,244	6,279
Value Based DTEC	2,560	-	2,560
Value Based ITEC	2,109	-	2,109
Legacy OEM	3,685	-	3,685
Professional Audio Communications	2,275	-	2,275
Total Revenue, net	$14,810	$30,295	$45,105

Net revenue by geography is allocated based on shipment and set forth below:

	Three Months Ended		Six Months Ended
Net Revenue by Geography	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
United States	$21,801	$17,228	$45,502	$35,016
Europe	1,676	957	2,940	2,144
Asia	4,017	2,791	7,485	4,991
All other countries	2,721	2,626	6,056	2,954
Consolidated	$30,215	$23,602	$61,983	$45,105

Geographic net revenue is allocated based on the shipment location of the Company’s direct OEM customer. These customers then distribute products globally.

    For the three and six months ended June 30, 2021, and 2020, one customer accounted for 61% and 64%, and 61% and 62%, respectively, of the Company’s consolidated net revenue.

Two customers combined accounted for 48% and 69% of the Company’s consolidated accounts receivable at June 30, 2021 and December 31, 2020, respectively.

Two customers accounted for the Company’s consolidated contract assets at June 30, 2021 and December 31, 2020, respectively.

4.	Loss Per Share

The following table presents a reconciliation between basic and diluted net loss per share:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator:
Net loss	$(1,128)	$(2,274)	$(456)	$(4,253)
Less: Income allocated to non-controlling interest	51	7	9	7
Net loss attributable to Intricon shareholders	$(1,179)	$(2,281)	$(465)	$(4,260)

Denominator:
Basic – weighted shares outstanding	9,074	8,881	9,034	8,847
Weighted shares assumed upon exercise of stock awards	-	-	-	-
Diluted – weighted shares outstanding	9,074	8,881	9,034	8,847

Basic loss per share attributable to Intricon shareholders:	$(0.13)	$(0.26)	$(0.05)	$(0.48)
Diluted loss per share attributable to Intricon shareholders:	$(0.13)	$(0.26)	$(0.05)	$(0.48)

Net loss per common share was based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. Stock options are dilutive when the average market price of Company stock exceeds the exercise price of the potentially dilutive options. When dilutive, stock options are included as equivalents using the treasury stock method when computing diluted net income per share. Unvested shares represented by RSUs are also included in the dilution calculation, net of assumed proceeds and equivalent share repurchases.

For the three and six months ended June 30, 2021, weighted average options and RSUs outstanding of 567 and 590, respectively, were excluded from the dilutive calculation as their effect would have been antidilutive based on losses in the period. For the three and six months ended June 30, 2020, weighted average options and RSUs outstanding of 882 and 894, respectively, were excluded from the dilutive calculation as their effect would have been antidilutive based on losses in the period.

5.	Income Taxes

Income tax expense for the three and six months ended June 30, 2021 was $80 and $170 compared to $29 and $47 for the same period in 2020. The expense was largely due to our foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes. The Company has recorded a full valuation allowance against US deferred tax assets as of June 30, 2021.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the period:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
United States	$(1,162)	$(1,994)	$(577)	$(3,836)
Singapore	77	(278)	215	(431)
Indonesia	23	17	44	35
Germany	14	10	32	26
Loss before income taxes	$(1,048)	$(2,245)	$(286)	$(4,206)

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

In addition, the Company has a 54% ownership interest in Emerald Extrusion Services LLC. (“EES), based in California. Based on this controlling financial interest, the Company has consolidated this entity. The remaining ownership is accounted for as a non-controlling interest and reported as part of equity in the condensed consolidated balance sheets.

We accounted for the acquisition in accordance with ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair value on the acquisition date. During the six months ended June 30, 2021, the Company recorded certain adjustments related to changes in valuation estimates of accounts receivable, inventory, equipment, and deferred taxes as well as changes to the non-controlling interest balance. These purchase accounting adjustments resulted in a $159 increase to Goodwill during 2021. The final purchase price allocation of the fair value of the assets acquired and liabilities assumed as of June 30, 2021 is included in the table below.

Current assets	$3,161
Property, plant and equipment	360
Intangible assets	6,400
Goodwill	4,321
Noncurrent assets	169
Current liabilities	(1,105)
Noncurrent liabilities	(1,491)
Total consideration paid	$11,815

A portion of the purchase price is in the form of a contingent consideration liability calculated using a scenario-based method utilizing various level 3 inputs including revenue volatility, weighted average cost of capital and discount rate percentages. Level 3 is a fair value measure in which there are no observable inputs used to value an asset or liability and the fair value is determined based on modeling and the use of management estimates and assumptions. The key valuation assumptions included forecasts of future revenues and the selection of the discount rate. The liability for contingent consideration is subject to fair value adjustments each reporting period that will be recognized through the condensed consolidated statement of operations within other operating expenses.

Quantitative information about Level 3 inputs for fair value measurement of the contingent consideration liability are detailed in “Note 2: Business Combination” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. There have be no significant changes to these inputs as of June 30, 2021. Significant increases or decreases in these inputs in isolation could result in a significant impact on the fair value measurement.

The reconciliation of the contingent consideration liability measured and carried at fair value on a recurring basis is as follows:

Carrying amount at December 31, 2020	$3,574
Change in fair value	90
Less payments	(52)
Carrying amount at June 30, 2021	$3,612

Since the acquisition, the Company has paid $552 of the original contingent consideration liabilities. As of June 30, 2021, approximately $2,612 remains contingent on future performance.

Our condensed consolidated statements of operations for the three and six months ended June 30, 2021 include revenues of $4,198 and $8,000, respectively, and net income of $383 and $631, respectively, attributable to EMS.  Our condensed consolidated statements of operations for the three and six months ended June 30, 2020 include revenues of $1,146 and net income of $48, attributable to EMS for the period from May 19 through June 30, 2020.

See Note 2 of our Notes to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for more details.

7.	Selected Balance Sheet Data

Inventories:

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
June 30, 2021
Domestic	$12,571	$1,134	$2,756	$16,461
Foreign	4,265	1,137	326	5,728
Total	$16,836	$2,271	$3,082	$22,189

December 31, 2020
Domestic	$11,371	$1,499	$2,149	$15,019
Foreign	3,393	968	133	4,494
Total	$14,764	$2,467	$2,282	$19,513

Property, Plant and Equipment Geographic Information:

The geographical distribution of long-lived assets, consisting of property, plant and equipment is set forth below:

	June 30,	December 31,
	2021	2020
United States	$12,729	$12,539
Singapore	1,340	1,460
Other	171	178
Consolidated	$14,240	$14,177

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

Goodwill:

During 2021, the Company recorded certain purchase accounting adjustments for the EMS business combination resulting in an adjustment to goodwill. The changes to the carrying amount of goodwill for the periods presented are as follows:

Carrying amount at December 31, 2020	$13,714
Purchase accounting adjustment	159
Carrying amount at June 30, 2021	$13,873

Intangible Assets:

Definite-lived intangible assets consisted of the following at:

	June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	$6,400	$(867)	$5,533
Technology intangibles	6,725	(2,467)	4,258
Total	$13,125	$(3,334)	$9,791

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	$6,400	$(467)	$5,933
Technology intangibles	6,725	(1,873)	4,852
Total	$13,125	$(2,340)	$10,785

The customer list was established as a part of purchase accounting related to our Emerald acquisition; see Note 6. The estimated useful life is eight years.

The technology intangibles provide the Company with wireless and self-fitting hearing aid technology and are being amortized based on estimated useful lives between five and seven years.

Investment in Partnerships:

Investment in partnerships consisted of the following:

	June 30,	December 31,
	2021	2020
Investment in Signison	$320	$418
Other	272	152
Total	$592	$570

The Company has a 50% ownership interest in Signison, a German based Company specializing in hearing health services. This is accounted for in the Company’s condensed consolidated financial statements using the equity method for all periods presented.

Other Accrued Liabilities:

Other accrued liabilities consisted of the following at:

	June 30, 2021	December 31, 2020
Pension and postretirement benefit obligations	$188	$188
Deferred revenue	229	184
Current technology intangible liability	748	1,006
Current earn-out contingent consideration liability	1,775	1,090
Customer funded projects	550	759
TCPA litigation accrual (Note 11)	1,300	-
Other	1,269	1,008
Total	$6,059	$4,235

The technology intangible liability, reflected above, relates to amounts owed in relation to the Company’s wireless and self-fitting hearing aid technologies.

The earn-out liability is contingent on certain future events and is measured at fair value based on various level 3 inputs and assumptions including forecasts, probabilities of payment and discount rates. Amounts are classified as current if expected to be paid within the next twelve months. The liability for contingent consideration is subject to fair value adjustments each reporting period that will be recognized through the Condensed Consolidated Statement of Operations. See Note 6.

Other Long-Term Liabilities:

Other long-term liabilities consisted of the following at:

	June 30,	December 31,
	2021	2020
Noncurrent technology intangible liability	$667	$1,039
Noncurrent earn-out contingent consideration liability	1,837	2,484
Other	899	875
Total	$3,403	$4,398

As of June 30, 2021, the Company had no debt under its existing credit facilities and was in compliance with all applicable covenants.

8.	Investment Securities

The Company invests in commercial paper, corporate notes and bonds with original maturities of less than two years. The Company classifies these investments as held to maturity based on our intent and ability to hold these investments until maturity. As a result, these investments are recorded at amortized cost, which approximates fair value, using level 2 inputs.

The maturity dates of our investments as of June 30, 2021 are as follows:

	Less than one year	1-5 years	Total
Commercial Paper Original Maturities of 91 Days or More	$13,389	$-	$13,389
Corporate Notes and Bonds	9,633	3,794	13,427
Total Investments	$23,022	$3,794	$26,816

The maturity dates of our investments as of December 31, 2020 are as follows:

	Less than one year	1-5 years	Total
Commercial Paper Original Maturities of 91 Days or More	$7,490	$-	$7,490
Corporate Notes and Bonds	12,303	5,085	17,388
Total Investments	$19,793	$5,085	$24,878

The Company also maintains excess funds within level 1 money market accounts included within cash and cash equivalents. Cash available in our money market accounts at June 30, 2021 and December 31, 2020 was $3,260 and $6,697, respectively.

9.	Leases

The Company’s leases pertain primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more. The Company has three leased facilities in Minnesota, two that expire in 2022 and one that expires in 2023, one leased facility in Illinois that expires in 2022, two leased facilities in California, one that expires in 2022 and one that expires in 2024, one leased facility in Singapore that expires in 2025, one leased facility in Indonesia that expires in 2024, and one leased facility in Germany that expires in 2022.

Certain foreign leases allow for variable lease payments that depend on an index or a market rate adjustment for the respective country and are adjusted on an annual basis. The adjustment is recognized as incurred in the condensed consolidated statement of operations. The facility leases include options to extend for terms ranging from one year to five years. Lease options that the Company is reasonably certain to execute are included in the determination of the ROU asset and lease liability. Our Indonesia lease includes embedded forward starting leases that will begin in 2022 and 2024 for additional square footage, which will result in the recognition of an additional ROU asset and lease liability in those periods of approximately $103 and $72, respectively. The Company also leases equipment that include bargain purchase options at termination. These leases have been classified as finance leases.

Operating cash flows for the period ended June 30, 2021, and 2020 from operating leases were $1,211 and $924, respectively. Financing lease assets are classified as property, plant and equipment within the condensed consolidated balance sheet.

Discount rates are determined based on 5-year term incremental borrowing rates at inception of the lease. The following table summarizes the weighted-average lease term and discount rates:

Weighted-Average Lease Term (Years)	June 30, 2021	December 31, 2020
Finance leases	0.7	0.8
Operating leases	3.4	3.8

Weighted-Average Discount Rate	June 30, 2021	December 31, 2020
Finance leases	5.56%	5.56%
Operating leases	5.02%	5.06%

The following tables summarizes lease costs by type:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$7	$26	$17	$52
Interest on lease liabilities	-	1	1	3

Operating lease cost	587	393	1,169	874
Variable lease cost	119	148	239	299
Total lease cost	$713	$568	$1,426	$1,228

Maturities of lease liabilities are as follows as of June 30, 2021:

	Operating Leases	Financing Leases	Total
2021	$1,247	$7	$1,254
2022	1,993	3	1,996
2023	1,394	-	1,394
2024	1,049	-	1,049
2025 and thereafter	776	-	776
Total lease payments	6,459	10	6,469
Less: Interest	(536)	(3)	(539)
Present value of lease liabilities	$5,923	$7	$5,930

10.	Shareholders’ Equity and Stock-based Compensation

The Company has a 2006 Equity Incentive Plan and an Amended and Restated 2015 Equity Incentive Plan. The 2015 plan, which was approved by the shareholders on April 24, 2015, replaced the 2006 plan. New grants may not be made under the 2006 plan; however certain option grants under the 2006 plan remain exercisable as of June 30, 2021.

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

For the six months ended June 30, 2021, the Company granted a total of 113 RSUs and 15 PRSUs at a weighted average closing price on the date of grant of $21.35 and $21.78, respectively. The RSUs vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant at which time common stock is issued with respect to vested units. The PRSUs will vest depending upon the achievement of total revenue in specific markets during 2023 at a threshold level (below which no PRSUs will vest), a target level and a maximum level (at which the maximum number of PRSUs will vest).

The Company has also granted stock options under the plans. For the six months ended June 30, 2021, and 2020, the Company did not grant any options. Options granted under the plans generally vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant and have a maximum term of 10 years. During the six months ended June 30, 2021, 11 options were forfeited in order to cover the exercise price of the options.

Stock award activity as of and during the six months ended June 30, 2021 was as follows:

	Outstanding Awards
	Stock Options	RSUs	Total	Stock Option Weighted-Average Exercise Price (a)	Aggregate Intrinsic Value

Outstanding at December 31, 2020	690	217	907	$6.51
Awards granted	-	128	128	-
Awards exercised or released	(73)	(97)	(170)	5.08
Outstanding at June 30, 2021	617	248	865	$6.68	$15,326

Exercisable at June 30, 2021	617		617	$6.68	$9,743

Available for future grant at December 31, 2020			73

Available for future grant at June 30, 2021			459

(a) The weighted average exercise price calculation does not include outstanding RSUs

The number of shares available for future grants at June 30, 2021 does not include a total of up to 256 shares subject to options outstanding under the 2006 Equity Incentive Plan, which will become available for grant under the 2015 Equity Incentive Plan as outstanding options under the 2006 Equity Incentive Plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise of such options.

The Company recorded $566 and $1,019 of non-cash stock compensation expense for the three and six months ended June 30, 2021 compared to $1,336 and $1,712 for the same periods in 2020. As of June 30, 2021, there was $3,320 of total unrecognized compensation costs related to non-vested stock option and RSU awards that are expected to be recognized over a weighted-average period of 2.1 years. The total intrinsic value of options exercised during the six months ended June 30, 2021 was $1,333.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, through June 30, 2021, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 5 and 8 shares purchased under the plan for the six months ended June 30, 2021 and 2020, respectively.

11.	Legal Proceedings

Asbestos Litigation

The Company is a defendant along with a number of other parties in lawsuits alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued heat technologies segment which was sold in March 2005. Due to the non-informative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. Certain insurance carriers have informed the Company that the primary policies for the period August 1, 1970-1978 have been exhausted and that the carriers will no longer provide defense and insurance coverage under those policies. However, the Company has other primary and excess insurance policies that the Company believes afford coverage for later years. Some of these other primary insurers have accepted defense and insurance coverage for these suits, and some of them have either ignored the Company’s tender of defense of these cases, or have denied coverage, or have accepted the tenders but asserted a reservation of rights and/or advised the Company that they need to investigate further. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, the Company believes that it will have funds available for defense and insurance coverage under the non-exhausted primary and excess insurance policies. However, unlike the older policies, the more recent policies have deductible amounts for defense and settlements costs that the Company will be required to pay; accordingly, the Company expects that its litigation costs will increase in the future. Further, many of the policies covering later years (approximately 1984 and thereafter) have exclusions for any asbestos products or operations, and thus do not provide insurance coverage for asbestos-related lawsuits. The Company does not believe that the asserted exhaustion of some of the primary insurance coverage for the 1970-1978 period will have a material adverse effect on its financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits, and the significant number of policy years and policy limits under which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations. As of June 30, 2021, we recorded $129 and $711 within other accrued liabilities and other long-term liabilities, respectively, within our condensed consolidated balance sheet for estimated future claims. An insurance receivable of $129 and $711 was recorded within other current assets and other assets, net, respectively, within our condensed consolidated balance sheet as of June 30, 2021 for estimated insurance recoveries.

TCPA Litigation

On October 9, 2019, plaintiff Mark Hoffman (“Hoffman”) filed a putative class action lawsuit against defendant Hearing Help Express, Inc. (“HHE”), a subsidiary of the Company, in the Federal District Court for the Western District of Washington (the “Court”) based on specific provisions of the federal Telephone Consumer Protection Act (“TCPA”). HHE’s investigation revealed third-party lead generator Triangular Media Corp. (“Triangular”) provided Hoffman’s information to HHE. Hoffman claims he did not provide the requisite prior express written consent for autodialed telemarketing calls regarding hearing aids to be placed to his cellphone. He also claims he did not provide the requisite permission for telemarketing calls to his number registered on the Do-Not-Call (“DNC”) registry. Since the initial complaint was filed, Hoffman amended his complaint several times to add additional parties, including Triangular, Triangular’s alleged owner, an alleged entity related to Triangular called LeadCreations.Com, LLC, Intricon, Inc., and Intricon Corporation. With respect to HHE, Hoffman sought to certify a class of certain automated outbound telemarketing calls HHE allegedly made without prior consent, or to those numbers on the DNC registry, in the last four years. Hoffman also sought to hold the Company vicariously liable for all of the calls HHE made without prior consent. The potential exposure under the TCPA is $500 per call, or $1,500 per call if the violation is deemed willful or knowing.

On July 26, 2021, the Company and the other defendants entered into a Class Action Settlement Agreement and Release (“Settlement Agreement”) with Hoffman for himself and on behalf of the settlement class relating to this matter.  The Settlement Agreement was submitted to the Court for approval on July 28, 2021.

Pursuant to the Settlement Agreement, among other things, (a) the Company has agreed to pay total cash consideration of $1.3 million into a settlement fund, and (b) Hoffman and the settlement class members agreed to a release of claims against the Company, Intricon, Inc. and HHE relating to any claim or potential claim relating to the marketing activities described in the complaint.

The Settlement Agreement will become effective upon the first date after which the following events and conditions have occurred: (a) the Court has entered a final judgment; and (b) the final judgment has become final in that the time for appeal or writ has expired or, if any appeal and/or petition for review is taken and the settlement is affirmed, the time period during which further petition for hearing, appeal, or writ of certiorari can be taken has expired.

The $1.3 million settlement fund has been fully accrued for in the Company’s 2021 second quarter results because the amount of the settlement was set forth in a confidential settlement term sheet between the parties in June 2021. The settlement fund is required to be paid within seven days after the effective date.  In entering into the Settlement Agreement, the Company and the other defendants are making no admission of liability.

The Settlement Agreement is subject to approval by the Court. If the Court preliminarily approves the settlement, the Settlement Agreement provides for a period of time during which class members will be notified of the settlement and given an opportunity to file a claim to receive a settlement payment, opt out of the class, object to the settlement or do nothing. The Company expects that the Court will schedule a fairness hearing to occur after the notice period, at which time the parties will request final approval of the settlement and at which any objectors to the settlement will be heard. If the Court gives final approval to the settlement, the release will be effective as to all class members who do not validly out opt of the class, regardless of whether they filed a claim form and received a payment.

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

12.	Subsequent Events

No subsequent events have been identified other than the July 26, 2021 TCPA litigation settlement. See Note 11.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis (“MD&A”) provides information that the Company believes is useful in better understanding the operating results, cash flows and financial condition of the Company. Quantitative information is provided about the material revenue and expense drivers as well as any other significant factors we believe are useful for understanding our results. The MD&A should be read in conjunction with both the condensed consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Information and Cautionary Statements” located at the end of Item 2 of this report.

Business Overview

Intricon Corporation (together with its subsidiaries referred herein as the “Company”, or “Intricon”, “we”, “us” or “our”) is an international joint development manufacturer (“JDM”) of micromedical components, sub-assemblies and final devices. The Company serves as a JDM partner to leading medical device original equipment manufacturers (“OEMs”) by designing, developing, engineering, manufacturing, packaging and distributing micromedical products for high growth markets, such as diabetes, peripheral vascular, interventional pulmonology, electrophysiology and hearing healthcare. Our mission is to improve, extend and save lives by advancing innovative micromedical technologies through joint development and manufacturing partnerships with industry leading medical device companies.

Market Overview

Intricon serves as a JDM to leading medical device OEMs by designing, developing, engineering, manufacturing, packaging and distributing micromedical products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions. Revenue from these markets is reported on the respective diabetes, other medical, hearing health value based direct-to-end-consumer (DTEC), hearing health value based indirect-to-end-consumer (ITEC), hearing health legacy OEM, and professional audio communications in the discussion of our results of operations in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 3 “Revenue Recognition” to the Company’s condensed consolidated financial statements included herein.

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

The Company believes several factors have come together over the last few years to enable the emergence of a market disruptive value hearing aid. These factors include the continued consolidation of retail (causing escalating hearing aid prices), consumer outcry, consumer education, advancements in technology (such as behind-the-ear devices, advanced digital signal processing, low-power wireless, and self-fitting software) and pending regulatory change to allow the sale of over-the-counter (“OTC”) hearing aids expected to be confirmed in early 2022 as called for in a July, 2021 Presidential Executive Order.

To best approach this market opportunity, the Company has sharpened its focus to identify potential high-profile branding partners that value Intricon’s ability to deliver superior hearing aids, self-fitting software, and customer care to the U.S. market.

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

Results of Operations

Overall Results

Second quarter 2021 results include the following notable items:

●	GAAP diluted net loss per share was $0.13.
●	Adjusted non-GAAP diluted net income per share was $0.23.
●

Total revenue increased 28.0% over the prior year, driven, in part, by our Diabetes and Hearing Health products as well as the acquisition of Emerald Medical Services Pte., Ltd. (“EMS”), acquired in May 2020. The Company derived net revenue of $4,198 from EMS in the three months ended June 30, 2021.

●	Gross profit as a percent of revenue decreased 1.9% due, in part, due to higher labor costs and product mix in the current period.
●	Operating loss for the quarter was $943 compared to an operating loss of $2,550 in the comparable prior period.

COVID-19 Business Update

The Company continues to abide by local COVID-19 safety regulations including a remote work environment for administrative employees. The Company has continued to practice significant protective measures for our employees on site, including hygiene best practices and other practices as recommended by the Centers for Disease Control (CDC). The full extent to which the COVID-19 pandemic impacts Intricon’s future business, operating results and financial condition will depend on future developments that are highly uncertain, cannot be accurately predicted and may be beyond our control. The Company continues to monitor risks associated with the pandemic including but not limited to disruptions in our operations, supply chain or demand by our customers.

Revenue, net

Below is a summary of our revenue by main markets for the three and six months ended June 30, 2021 and 2020:

			Change
Three Months Ended June 30,	2021	2020	Dollars	Percent
Diabetes	$15,247	$13,521	$1,726	12.8%
Interventional Catheters	4,198	1,146	3,052	266.3%
Other Medical	3,510	3,451	59	1.7%
Hearing Health Value Based DTEC	950	1,387	(437)	-31.5%
Hearing Health Value Based ITEC	2,570	1,365	1,205	88.3%
Hearing Health Legacy OEM	2,888	1,721	1,167	67.8%
Professional Audio Communications	852	1,011	(159)	-15.7%
Total Net Revenue	$30,215	$23,602	$6,613	28.0%

			Change
Six Months Ended June 30,	2021	2020	Dollars	Percent
Diabetes	$33,611	$27,051	$6,560	24.3%
Interventional Catheters	8,000	1,146	6,854	598.1%
Other Medical	6,468	6,279	189	3.0%
Hearing Health Value Based DTEC	1,887	2,560	(673)	-26.3%
Hearing Health Value Based ITEC	4,555	2,109	2,446	116.0%
Hearing Health Legacy OEM	5,625	3,685	1,940	52.6%
Professional Audio Communications	1,837	2,275	(438)	-19.3%
Total Net Revenue	$61,983	$45,105	$16,878	37.4%

For the three and six months ended June 30, 2021, we experienced an increase of 12.8% and 24.3% in net revenue in the diabetes medical market compared to the same period in 2020 primarily driven by increased demand for products as COVID-19 restrictions eased.

Interventional catheters net revenues for the three and six months ended June 30, 2021 of $4,198 and $8,000 were derived from EMS, acquired in May 2020. The prior year period from May 19 through June 30, 2020 included EMS revenues of $1,146.

Other medical net revenue for the three and six months ended June 30, 2021 increased 1.7% and 3.0% compared to the same period in 2020. The increase was driven by new product offerings as the Company continues to expand its surgical navigation product offering.

Net revenue in our hearing health value based DTEC business for the three and six months ended June 30, 2021 decreased 31.5% and 26.3% compared to the same period in 2020 This trend is expected to continue as it reflects the reduced investment and restructuring of this business beginning in the second quarter 2020.

Net revenue in our hearing health value based ITEC business for the three and six months ended June 30, 2021 increased 88.3% and 116.0% compared to the same period in 2020. The revenue increase was primarily attributable to volume to support the launch of a customer's OTC hearing aid pilot program which began in 2021. In addition, the revenues for the six months ended June 30, 2021 include the reclassification of $682 for the first quarter from certain customers previously classified within the legacy OEM market to ITEC.

Net revenue in our hearing health legacy OEM business for the three and six months ended June 30, 2021 increased 67.8% and 52.6% compared to the same period in 2020 due to increasing international orders and hearing aid accessories related to COVID-19 restrictions easing.

Net revenue to the professional audio communications sector for the three and six months ended June 30, 2021 decreased 15.7% and 19.3% compared to the same period in 2020 due to order delays as a result of the COVID-19 pandemic's continuing effect on Singapore. Intricon will continue to leverage its core technology in professional audio communications to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross Profit

Gross profit, both in dollars and as a percent of revenue, for the three and six months ended June 30, 2021 and 2020, was as follows:

Three Months Ended June 30,	2021		2020		Change
		Percent		Percent
	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Gross Profit	$7,872	26.1%	$6,606	28.0%	$1,266	19.2%

Six Months Ended June 30,	2021		2020		Change
		Percent		Percent
	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Gross Profit	$16,082	25.9%	$11,178	24.8%	$4,904	43.9%

Gross profit as a percentage of revenue for the three months ended June 30, 2021 decreased from the prior period due to product mix. Gross profit as a percentage of revenue for the six months ended June 30, 2021 improved from the prior year period primarily due to higher volumes and product mix.

Sales and Marketing, General and Administrative, Research and Development Expenses, and Other Operating Expenses

Sales and marketing, general and administrative and research and development expenses for the three and six months ended June 30, 2021 and 2020 were as follows:

Three Months Ended June 30,	2021		2020		Change
		Percent		Percent
	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and Marketing	$2,021	6.7%	$1,680	7.1%	$341	20.3%
General and Administrative	4,070	13.5%	4,603	19.5%	(533)	-11.6%
Research and Development	1,309	4.3%	1,209	5.1%	100	8.3%
Other Operating Expenses	1,415	4.7%	-	0.0%	1,415	0.0%
Restructuring Charges	-	0.0%	1,171	5.0%	(1,171)	-100.0%
Acquisition Costs	-	0.0%	493	2.1%	(493)	-100.0%

Six Months Ended June 30,	2021		2020		Change
		Percent		Percent
	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and Marketing	$4,003	6.5%	$3,673	8.1%	$330	9.0%
General and Administrative	8,049	13.0%	8,019	17.8%	30	0.4%
Research and Development	2,602	4.2%	2,410	5.3%	192	8.0%
Other Operating Expenses	1,523	2.5%	-	0.0%	1,523	0.0%
Restructuring Charges	-	0.0%	1,171	2.6%	(1,171)	-100.0%
Acquisition Costs	-	0.0%	493	1.1%	(493)	-100.0%

Sales and marketing expenses for the three and six months ended June 20 2021 increased compared to the respective prior periods due to an increase in internal sales incentives tied to year-over-year sales improvement and a quarterly reclassification of $198 of technology intangible amortization expense from research and development expenses to sales and marketing expenses in the second quarter of 2021, resulting in a year to date impact of $396.

General and administrative expenses for the three months ended June 30, 2021, decreased from the prior year due to the 2020 restructuring to reduce costs at our Hearing Health Express ("HHE") subsidiary that began in the second quarter of 2020. General and administrative expenses for the six months ended June 30, 2021, increased from the prior year period due to a full six months of expenses associated with EMS, higher salaries, wages, and incentives, and third-party fees.

Research and development expenses increased over the prior year periods due to expenses associated with a full six months of EMS, increases in outside service and support costs partially offset by a quarterly reclassification of $198 of technology intangible amortization expense from research and development expenses to sales and marketing expenses in the second quarter of 2021, resulting in a year to date impact of $396.

Other operating expenses of $1,415 represent legal fees and associated costs for settling the TCPA litigation related to the class action lawsuit against HHE for automated telemarketing calls to a number in the Do-Not-Call registry and changes in the fair value of contingent consideration liabilities in connection with the acquisition of EMS. See Note 11 for detailed information regarding the TCPA litigation.

Restructuring charges in the prior year were related to the strategic restructuring plan completed in the prior year to focus resources on our highest potential growth areas.

Acquisition costs in the prior year included legal and financial services that were associated with the purchase of EMS.

Interest (expense) income, net

Interest (expense) income, net for the three and six months ended June 30, 2021 was ($14) and ($23) compared to $97 and $281 for the comparable period in 2020 due to an overall reduction in interest rates impacting our investment balance as well as an increase in interest expense in the period offsetting interest income.

Other (expense) income, net

Other (expense) income, net for the three and six months ended June 30, 2021 was ($91) and ($168) compared to $208 and $101 for the same periods in 2020. The decrease over the prior year period was primarily due to Singapore government funds paid to our subsidiaries for COVID-19 relief in 2020.

Income tax expense

Income tax expense for the three and six months ended June 30, 2021 was $80 and $170, respectively, compared to $29 and $47 for the same periods in 2020. The change in income tax expense relates to an increase in estimates for foreign income taxes for the current year period.

Net Loss

Net loss and non-GAAP adjusted net income are as follows:

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Net loss - GAAP attributable to Intricon	$(1,179)	$(2,281)	$(465)	$(4,260)
Identified adjustments attributable to Intricon:
Depreciation (1)	751	757	1,592	1,443
Amortization of intangibles (2)	497	364	994	462
Stock-based compensation (3)	566	936	1,019	1,312
Other amortization (4)	99	11	201	148
Legal settlement and related fees (5)	1,360	142	1,433	173
Fair value of contingent consideration (6)	55	-	90	-
COVID-19 Singapore government support (7)	(20)	(356)	(141)	(356)
EMS acquisition costs (8)	-	493	-	493
Restructuring charges (9)	-	1,171	-	1,171
CEO Retirement costs (10)	-	823	-	823
Non-GAAP adjusted net income attributable to Intricon (11)	$2,129	$2,060	$4,723	$1,409

Non-GAAP adjusted net income attributable to Intricon per diluted share	$0.23	$0.23	$0.52	$0.16

(1) Depreciation represents the expense of property, plant and equipment.
(2) These expenses represent amortization expenses of intangible assets.
(3) Stock-based compensation represents expenses related to awards under the Company's equity incentive plans.
(4) These expenses represent amortization of other assets.

(5) TCPA litigation agreed upon settlement in the second quarter of 2021 for $1,300. The settlement is expected to be paid during the 2021 third quarter. Additional fees included herein relate to the legal fees associated with the TCPA defense.

(6) These expenses represent changes in the fair value of contingent consideration in the period for the purchase of EMS.
(7) The Singapore Government provided COVID-19 financial assistance to our Singapore subsidiaries during the periods.
(8) In May of 2020, the Company acquired EMS and recorded $493 in acquisition related costs in the 2020 second quarter.

(9) On May 20, 2020, the Company announced a strategic restructuring plan designed to accelerate the Company's future growth by focusing resources on the highest potential growth areas. Total restructuring charges for the three and six months ended June 30, 2020 were $1,171, including $732 related to one-time employee termination benefits, $326 for lease modification costs at HHE and $113 for losses on disposal of assets.

(10) The CEO Transition Agreement signed in June 2020 included payment of $443 (equal to one year's salary) and issuance of $400 of RSUs to our retired CEO, Mark Gorder.
(11) None of these adjustments have material income tax impacts due to the Company's net operating loss position as of June 30, 2021.

Liquidity and Capital Resources

We continue to maintain adequate liquidity to operate our businesses. As of June 30, 2021, we had $6,077 of cash and cash equivalents on hand as well as $23,022 of short-term investment securities maturing within the next twelve months for a total of $29,099 of liquid capital. Sources of our cash for the six months ended June 30, 2021 have been from our operating activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Six Months Ended
	June 30, 2021	June 30, 2020
Cash provided by (used in) operations:
Operating activities	$1,336	$(1,505)
Investing activities	(3,534)	261
Financing activities	(232)	(196)
Effect of exchange rate changes on cash	(115)	(37)
Net decrease in cash	$(2,545)	$(1,477)

Net cash provided by operating activities was $1,336 for the six months ended June 30, 2021, compared to net cash used in operating activities of $1,505 for the same period in 2020. The variance was primarily attributable to higher cash earnings due to increased sales as COVID-19 restrictions eased.

Net cash used in investing activities was $3,534 for the six months ended June 30, 2021, compared to net cash provided by investing activities of $261, for the same period in 2020. The variance was primarily the result of the Company utilizing investments to fund operations and pay down certain outstanding liabilities in the current period as compared to the prior year in which maturing investments were greater than cash used to fund the acquisition of EMS and machinery and equipment.

Net cash used in financing activities was $232 for the six months ended June 30, 2021 compared to $196 for the same period in 2020. The slight increase was primarily due to payments on liabilities related to intangible assets and contingent considerations.

The Company had the following bank arrangements at June 30, 2021:

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

The Company was in compliance with all applicable covenants under the credit facility as of June 30, 2021.

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

As of June 30, 2021, and December 31, 2020, the Company had a total borrowing capacity under its credit facilities of $14,306 and $9,589, respectively, with no borrowings outstanding at the end of each reporting period.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. The Company follows these policies in preparation of the condensed consolidated financial statements.

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

These non-GAAP financial measures reflect adjustments for expenses and gains that the Company believes do not reflect the Company’s core operating performance. The company has presented these non-GAAP financial measures because the company believes this presentation, when reconciled to the corresponding GAAP measures, provides useful information to investors in evaluating the Company’s operational performance. Management uses these non-GAAP measures internally to evaluate our performance and in making financial, operational and planning decisions, including with respect to incentive compensation. The company believes that the presentation of these measures provides investors with greater transparency with respect to the company's results of operations and that these measures are useful for period-to-period comparison of results and trends. The Company further believes that the use of these non-GAAP financial measures provides an additional tool for investors in comparing the Company’s financial results with the financial results of other companies.

The Company periodically reassesses the components of non-GAAP adjustments for changes in how the company evaluates Intricon's performance, changes in how the company makes financial and operational decisions, and considers the use of these measures by Intricon's competitors and peers to ensure the adjustments are still relevant and meaningful.

Non-GAAP financial measures should not be used as a substitute for GAAP measures, or considered in isolation, for the purpose of analyzing our operating performance. The presentation of these non-GAAP financial measures should not be construed as an inference that future results will not be affected by similar items.

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, or that include forward-looking terminology such as “may”, “will”, “believe”, “anticipate”, “expect”, “should”, “optimistic” “continue”, “estimate”, “intend”, “plan”, “would”, “could”, “guidance”, “potential”, “opportunity”, “project”, “forecast”, “confident”, “projections”, “scheduled”, “designed”, “future”, “discussion”, “if” or the negative thereof or other variations thereof, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Company’s Condensed Consolidated Financial Statements” such as estimates of future results, the expected results and impacts of the EMS acquisition, statements regarding the effects of the COVID-19 pandemic, statements regarding the estimated costs and expenses of the restructuring and estimated annual expense savings, net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future level of funding of employee benefit plans, the adequacy of insurance coverage and the impact of new accounting pronouncements and litigation. Forward-looking statements also include, without limitation, statements as to the Company's expected future results of operations and growth, strategic alliances and their benefits, government regulation, potential increases in demand for the Company’s products, the Company’s ability to meet working capital requirements, the Company's business strategy, the expected increases in operating efficiencies, anticipated trends in the Company's markets, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company's or management's beliefs, expectations and opinions.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of June 30, 2021 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

The information contained in Note 11 to the condensed consolidated financial statements in Part I of this quarterly report is incorporated by reference herein.

ITEM 1A. Risk Factors

During the six month period ended June 30, 2021, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

ITEM 3. Defaults upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures.

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6. Exhibits

(a)	Exhibits

3.1	Amended and Restated Bylaws dated as of March 19, 2021. (incorporated by reference from the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 22, 2021)
+10.1

Form of Restricted Stock Unit Agreement issued to employees pursuant to the Amended and Restated 2015 Equity Incentive Plan.  (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)

+10.2

Form of Restricted Stock Unit Agreement issued to directors pursuant to the Amended and Restated 2015 Equity Incentive Plan.  (incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021)

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
101*

The following materials from IntriCon Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Condensed Consolidated Statements of Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended June 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.
+	Denotes management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION
(Registrant)

Date: August 9, 2021	By:	/s/ Scott Longval
Scott Longval
President and Chief Executive Officer (principal executive officer)

Date: August 9, 2021	By:	/s/ Ellen Scipta
Ellen Scipta
Chief Financial Officer (principal financial officer)