Form 10-Q
period 2021-09-30
INTRICON CORP
filed 2021-11-08
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on October 31, 2021 was 9,143,140.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended		Nine Months Ended
(unaudited)	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020

Revenue, net	$31,050	$27,367	$93,033	$72,472
Cost of goods sold	23,865	20,169	69,766	54,096
Gross profit	7,185	7,198	23,267	18,376

Operating expenses:
Sales and marketing	2,048	1,365	6,051	5,038
General and administrative	3,943	3,654	11,992	11,673
Research and development	1,173	1,458	3,775	3,868
Other operating (income) expenses (Note 11)	(457)	253	1,066	253
Restructuring charges	-	-	-	1,171
Acquisition costs	-	-	-	493
Total operating expenses	6,707	6,730	22,884	22,496
Operating income (loss)	478	468	383	(4,120)

Interest (expense) income, net	(9)	41	(32)	322
Other (expense) income, net	(93)	192	(261)	293
Income (loss) before income taxes	376	701	90	(3,505)
Income tax expense	8	47	178	94
Net income (loss)	368	654	(88)	(3,599)
Less: Income allocated to non-controlling interest	31	10	40	17
Net income (loss) attributable to Intricon shareholders	$337	$644	$(128)	$(3,616)

Income (loss) per share attributable to Intricon shareholders:
Basic	$0.04	$0.07	$(0.01)	$(0.41)
Diluted	$0.04	$0.07	$(0.01)	$(0.41)

Average shares outstanding:
Basic	9,104	8,936	9,059	8,877
Diluted	9,624	9,272	9,059	8,877

(See accompanying notes to the condensed consolidated financial statements)

INTRICON CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended		Nine Months Ended
(unaudited)	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net income (loss)	$368	$654	$(88)	$(3,599)
Unrealized foreign currency translation adjustment	(4)	5	22	31
Realized pension and postretirement obligations	12	5	36	15
Other	19	-	202	-
Comprehensive income (loss)	$395	$664	$172	$(3,553)

(See accompanying notes to the condensed consolidated financial statements)

INTRICON CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

(unaudited)	September 30,	December 31,
	2021	2020
Current assets:
Cash and cash equivalents	$13,020	$8,608
Restricted cash	647	672
Short-term investment securities	20,044	19,793
Accounts receivable, net of $71 and $210 of reserves, respectively	9,676	10,115
Inventories	22,231	19,513
Contract assets	11,464	9,107
Other current assets	2,175	1,466
Total current assets	79,257	69,274

Property, plant and equipment	47,722	45,661
Less: Accumulated depreciation	33,838	31,484
Net property, plant and equipment	13,884	14,177

Goodwill	13,873	13,714
Intangible assets, net	9,515	10,785
Operating lease right-of-use assets, net	5,236	6,701
Investment in partnerships	538	570
Long-term investment securities	-	5,085
Other assets, net	1,110	990
Total assets	$123,413	$121,296

Current liabilities:
Current financing leases	$5	$21
Current operating leases	1,910	2,156
Accounts payable	10,321	8,670
Accrued salaries, wages and commissions	5,054	3,581
Other accrued liabilities	4,230	4,235
Total current liabilities	21,520	18,663

Noncurrent operating leases	3,446	4,726
Other postretirement benefit obligations	352	385
Accrued pension liabilities	776	907
Deferred tax liabilities, net	1,028	1,018
Other long-term liabilities	3,414	4,398
Total liabilities	30,536	30,097

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 9,114 and 8,951 shares issued and outstanding, respectively	9,114	8,951
Additional paid-in capital	91,027	89,702
Accumulated deficit	(6,938)	(6,810)
Accumulated other comprehensive loss	(419)	(679)
Total shareholders' equity	92,784	91,164
Non-controlling interest	93	35
Total equity	92,877	91,199
Total liabilities and equity	$123,413	$121,296

(See accompanying notes to the condensed consolidated financial statements)

INTRICON CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Nine Months Ended
(unaudited)	September 30,	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(88)	$(3,599)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,092	3,311
Equity in loss of partnerships	157	90
Stock-based compensation	1,489	2,044
Change in fair value of contingent consideration	(389)	253
Change in allowance for doubtful accounts	(139)	40
Loss on disposal of assets	4	174
Changes in operating assets and liabilities:
Accounts receivable	607	1,223
Inventories	(2,684)	(2,139)
Contract assets	(2,357)	(355)
Other assets	(933)	593
Accounts payable	1,538	(2,354)
Accrued expenses	2,681	1,878
Other liabilities	(777)	(1,114)
Net cash provided by operating activities of continuing operations	3,201	45
Net cash provided by operating activities of discontinued operation	-	3
Net cash provided by operating activities	3,201	48

Cash flows from investing activities:
Purchases of property, plant and equipment	(1,760)	(2,562)
Payments for acquisition of a business	-	(7,128)
Purchase of investment securities	(13,213)	(6,110)
Purchases of intangible assets	(221)	(489)
Proceeds from maturities of investment securities	17,844	23,998
Investment in partnerships	(158)	-
Net cash provided by investing activities	2,492	7,709

Cash flows from financing activities:
Payment of financing leases	(21)	(79)
Payments on liabilities for acquisition of intangible assets	(155)	-
Exercise of stock options and employee stock purchase plan shares	313	173
Withholding of common stock upon vesting of restricted stock units	(314)	(246)
Payment of contingent consideration liabilities	(1,052)	-
Net cash used in financing activities	(1,229)	(152)

Effect of exchange rate changes on cash	(77)	(39)

Net increase in cash	4,387	7,566
Cash, cash equivalents and restricted cash, beginning of period	9,280	9,162

Cash, cash equivalents and restricted cash, end of period	$13,667	$16,728

Non-cash investing and financing:
Acquisition of property, plant and equipment in accounts payable	$42	$75
Acquisition of a business through liabilities incurred	-	3,705
Acquisition of a business through issuance of common stock	-	982
Investment in partnerships	-	442

(See accompanying notes to the condensed consolidated financial statements)

INTRICON CORPORATION
Condensed Consolidated Statements of Equity
(In Thousands)

	Shareholders' Equity, Three and Nine Months Ended September 30, 2021 (unaudited)
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balances December 31, 2020	8,951	$8,951	$89,702	$(6,810)	$(679)	$35	$91,199
Exercise of stock options, net	22	22	(15)	-	-	-	7
Withholding of common stock upon vesting of restricted stock units	24	24	(265)	-	-	-	(241)
Shares issued under the employee stock purchase plan	2	2	51	-	-	-	53
Stock-based compensation	-	-	453	-	-	-	453
Net income (loss)	-	-	-	714	-	(42)	672
Other	-	-	-	-	152	(50)	102
Balances March 31, 2021	8,999	$8,999	$89,926	$(6,096)	$(527)	$(57)	$92,245
Exercise of stock options, net	41	41	91	-	-	-	132
Withholding of common stock upon vesting of restricted stock units	39	39	(106)	-	-	-	(67)
Shares issued under the employee stock purchase plan	3	3	55	-	-	-	58
Stock-based compensation	-	-	566	-	-	-	566
Net (loss) income	-	-	-	(1,179)	-	51	(1,128)
Other	-	-	-	-	81	68	149
Balances June 30, 2021	9,082	$9,082	$90,532	$(7,275)	$(446)	$62	$91,955
Exercise of stock options, net	27	27	(28)	-	-	-	(1)
Withholding of common stock upon vesting of restricted stock units	1	1	(7)	-	-	-	(6)
Shares issued under the employee stock purchase plan	4	4	60	-	-	-	64
Stock-based compensation	-	-	470	-	-	-	470
Net income	-	-	-	337	-	31	368
Other	-	-	-	-	27	-	27
Balances September 30, 2021	9,114	$9,114	$91,027	$(6,938)	$(419)	$93	$92,877

	Shareholders' Equity, Three and Nine Months Ended September 30, 2020 (unaudited)
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balances December 31, 2019	8,781	$8,781	$86,770	$(4,286)	$(520)	$(253)	$90,492
Exercise of stock options, net	11	11	4	-	-	-	15
Withholding of common stock upon vesting of restricted stock units	22	22	(220)	-	-	-	(198)
Shares issued under the employee stock purchase plan	5	5	48	-	-	-	53
Stock-based compensation	-	-	376	-	-	-	376
Net loss	-	-	-	(1,979)	-	-	(1,979)
Comprehensive income	-	-	-	-	18	-	18
Balances March 31, 2020	8,819	$8,819	$86,978	$(6,265)	$(502)	$(253)	$88,777
Exercise of stock options, net	18	18	(18)	-	-	-	-
Withholding of common stock upon vesting of restricted stock units	14	14	(62)	-	-	-	(48)
Shares issued under the employee stock purchase plan	3	3	36	-	-	-	39
Acquisition of Emerald Medical Services	80	80	902	-	-	-	982
Stock-based compensation	-	-	936	-	-	-	936
Net (loss) income	-	-	-	(2,281)	-	7	(2,274)
Comprehensive income	-	-	-	-	18	-	18
Balances June 30, 2020	8,934	$8,934	$88,772	$(8,546)	$(484)	$(246)	$88,430
Exercise of stock options, net	4	4	11	-	-	-	15
Withholding of common stock upon vesting of restricted stock units	1	1	(1)	-	-	-	-
Shares issued under the employee stock purchase plan	4	4	47	-	-	-	51
Controlling interest acquired in subsidiary	-	-	(253)	-	-	253	-
Stock-based compensation	-	-	332	-	-	-	332
Net income	-	-	-	644	-	10	654
Comprehensive income	-	-	-	-	10	-	10
Balances September 30, 2020	8,943	$8,943	$88,908	$(7,902)	$(474)	$17	$89,492

(See accompanying notes to the condensed consolidated financial statements)

INTRICON CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (In Thousands, Except Per Share Data)

1.	Management’s Statement

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

During the nine months ended September 30, 2021, the Company operated and managed our business under one segment. This is consistent with disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. The adjustments include 1) the additional revenue market of Interventional Catheters which was reclassified from Other Medical in Footnote 3 Revenue Recognition and 2) the addition of Acquisition costs as a separate line item from Other operating (income) expenses within Operating Expenses on the condensed consolidated statement of operations. These reclassifications had no impact on the reported results of operations.

2.	New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses Topic 326, which requires certain financial assets to be measured at amortized cost net of an allowance for estimated credit losses, such that the net receivable represents the present value of expected cash collection. In addition, this standard update requires that certain financial assets be measured at amortized cost reflecting an allowance for estimated credit losses expected to occur over the life of the assets. The estimate of credit losses must be based on all relevant information including historical information, current conditions, and reasonable and supportable forecasts that affect the collectability of the amounts. Topic 326 is effective for interim and annual periods beginning January 1, 2022 for smaller reporting companies. This standard update is not expected to have a material impact on our financial position, results of operations and cash flows. There are no recently adopted accounting pronouncements that had a material impact on our financial statements.

3.	Revenue Recognition

Revenue is measured based on consideration specified in the contract with a customer. Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer. For contractual arrangements in which an enforceable right to payment exists, control of these units is deemed to transfer to the customer over time during the manufacturing process. Consequently, the transaction price is recognized as revenue over time. The transaction price for contractual arrangements without an enforceable right to payment including a reasonable margin is recognized as revenue at a point in time.

The Company’s revenue recognition policy is further detailed in “Note 1: Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

During the 2021 second quarter, the Company reclassified first quarter revenue of $682 from certain customers in Legacy OEM to Value Based ITEC for the nine months ended September 30, 2021. The following tables set forth, for the periods indicated, timing of revenue recognition by market:

Timing of revenue recognition for the three months ended September 30, 2021:

	Products and services transferred at point in time	Products and services transferred over time	Total
Diabetes	$-	$18,025	$18,025
Interventional Catheters	3,439	-	3,439
Other Medical	2,409	1,437	3,846
Value Based DTEC	800	-	800
Value Based ITEC	1,298	-	1,298
Legacy OEM	2,610	-	2,610
Professional Audio Communications	1,032	-	1,032
Total Revenue, net	$11,588	$19,462	$31,050

Timing of revenue recognition for the nine months ended September 30, 2021:

	Products and services transferred at point in time	Products and services transferred over time	Total
Diabetes	$-	$51,636	$51,636
Interventional Catheters	11,439	-	11,439
Other Medical	6,058	4,256	10,314
Value Based DTEC	2,687	-	2,687
Value Based ITEC	5,853	-	5,853
Legacy OEM	8,235	-	8,235
Professional Audio Communications	2,869	-	2,869
Total Revenue, net	$37,141	$55,892	$93,033

Timing of revenue recognition for the three months ended September 30, 2020:

	Products and services transferred at point in time	Products and services transferred over time	Total
Diabetes	$-	$14,518	$14,518
Interventional Catheters	2,815	-	2,815
Other Medical	2,158	1,158	3,316
Value Based DTEC	953	-	953
Value Based ITEC	1,779	-	1,779
Legacy OEM	2,759	-	2,759
Professional Audio Communications	1,227	-	1,227
Total Revenue, net	$11,691	$15,676	$27,367

Timing of revenue recognition for the nine months ended September 30, 2020:

	Products and services transferred at point in time	Products and services transferred over time	Total
Diabetes	$-	$41,569	$41,569
Interventional Catheters	3,961	-	3,961
Other Medical	5,193	4,402	9,595
Value Based DTEC	3,513	-	3,513
Value Based ITEC	3,888	-	3,888
Legacy OEM	6,444	-	6,444
Professional Audio Communications	3,502	-	3,502
Total Revenue, net	$26,501	$45,971	$72,472

Net revenue by geography is allocated based on shipment and set forth below:

	Three Months Ended		Nine Months Ended
Net Revenue by Geography	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
United States	$23,534	$18,136	$69,036	$53,153
Europe	1,638	1,926	4,578	4,070
Asia	2,584	3,595	10,069	8,586
All other countries	3,294	3,710	9,350	6,663
Consolidated	$31,050	$27,367	$93,033	$72,472

Geographic net revenue is allocated based on the shipment location of the Company’s direct OEM customer. These customers then distribute products globally.

    For the three and nine months ended September 30, 2021, and 2020, one customer accounted for 66% and 65%, and 61% and 61%, respectively, of the Company’s consolidated net revenue.

Two customers combined accounted for 50% and 69% of the Company’s consolidated accounts receivable at September 30, 2021 and December 31, 2020, respectively.

Two customers accounted for 100% of the Company’s consolidated contract assets at September 30, 2021 and December 31, 2020, respectively.

4.	Income (Loss) Per Share

The following table presents a reconciliation between basic and diluted net income (loss) per share:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Numerator:
Net income (loss)	$368	$654	$(88)	$(3,599)
Less: Income allocated to non-controlling interest	31	10	40	17
Net income (loss) attributable to Intricon shareholders	$337	$644	$(128)	$(3,616)

Denominator:
Basic – weighted shares outstanding	9,104	8,936	9,059	8,877
Weighted shares assumed upon exercise of stock awards	520	336	-	-
Diluted – weighted shares outstanding	9,624	9,272	9,059	8,877

Basic income (loss) per share attributable to Intricon shareholders:	$0.04	$0.07	$(0.01)	$(0.41)
Diluted income (loss) per share attributable to Intricon shareholders:	$0.04	$0.07	$(0.01)	$(0.41)

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

No options or RSUs were excluded from the dilutive calculation for the three months ended September 30, 2021 and 2020.

For the nine months ended September 30, 2021, weighted average options and RSUs outstanding of 565 were excluded from the dilutive calculation as their effect would have been antidilutive based on losses in the period. For the nine months ended September 30, 2020, weighted average options and RSUs outstanding of 389, were excluded from the dilutive calculation as their effect would have been antidilutive based on losses in the period.

5.	Income Taxes

Income tax expense for the three and nine months ended September 30, 2021 was $8 and $178 compared to $47 and $94 for the same period in 2020. The expense was largely due to our foreign operations. The Company has net operating loss carryforwards for U.S. federal income tax purposes. The Company has recorded a full valuation allowance against US deferred tax assets as of September 30, 2021.

The following was the income (loss) before income taxes for each jurisdiction in which the Company has operations for the period:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
United States	$(202)	$521	$(779)	$(3,315)
Singapore	556	140	771	(291)
Indonesia	23	16	67	51
Germany	(1)	24	31	50
Income (loss) before income taxes	$376	$701	$90	$(3,505)

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

We accounted for the acquisition in accordance with ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair value on the acquisition date. During the one year window since the purchase date, the Company recorded certain adjustments related to changes in valuation estimates of accounts receivable, inventory, equipment, and deferred taxes as well as changes to the non-controlling interest balance. These purchase accounting adjustments resulted in a $159 increase to Goodwill during 2021. The purchase price allocation of the fair value of the assets acquired and liabilities assumed was finalized as of June 30, 2021 as shown in the table below.

Current assets	$3,161
Property, plant and equipment	360
Intangible assets	6,400
Goodwill	4,321
Noncurrent assets	169
Current liabilities	(1,105)
Noncurrent liabilities	(1,491)
Total consideration paid	$11,815

A portion of the purchase price is in the form of a contingent consideration liability calculated using a scenario-based method utilizing various level 3 inputs including revenue volatility, weighted average cost of capital and discount rate percentages. Level 3 is a fair value measure in which there are no observable inputs used to value an asset or liability and the fair value is determined based on modeling and the use of management estimates and assumptions. The key valuation assumptions included forecasts of future revenues and the selection of the discount rate. The liability for contingent consideration is subject to fair value adjustments each reporting period that will be recognized through the condensed consolidated statement of operations within other operating expenses. During the three and nine months ended September 30, 2021 changes to forecast estimates of future revenues resulted in a $479 adjustment to reduce the contingent consideration liability resulting in income recorded within other operating (income) expenses in the Company's condensed consolidated statement of operations.

Quantitative information about Level 3 inputs for fair value measurement of the contingent consideration liability are detailed in “Note 2: Business Combination” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Significant increases or decreases in these inputs in isolation could result in a significant impact on the fair value measurement.

The reconciliation of the contingent consideration liability measured and carried at fair value on a recurring basis is as follows:

Carrying amount at December 31, 2020	$3,574
Change in fair value	(389)
Less payments	(1,052)
Carrying amount at September 30, 2021	$2,133

Since the acquisition, the Company has paid $1,552 of the original contingent consideration liabilities. As of September 30, 2021, approximately $2,133 remains contingent on future performance.

Our condensed consolidated statements of operations for the three and nine months ended September 30, 2021 include revenues of $3,439 and $11,439, respectively, and net income of $662 and $1,293, respectively, attributable to EMS.  Our condensed consolidated statements of operations for the three and nine months ended September 30, 2020 include revenues of $2,816 and $3,961, respectively and net income of ($48) and $0, respectively, attributable to EMS for the period from May 19 through September 30, 2020.

See Note 2 of our Notes to the Consolidated Financial Statements in our 2020 Annual Report on Form 10-K for more details.

7.	Selected Balance Sheet Data

Inventories:

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
September 30, 2021
Domestic	$14,400	$690	$1,490	$16,580
Foreign	4,562	956	133	5,651
Total	$18,962	$1,646	$1,623	$22,231

December 31, 2020
Domestic	$11,371	$1,499	$2,149	$15,019
Foreign	3,393	968	133	4,494
Total	$14,764	$2,467	$2,282	$19,513

Property, Plant and Equipment Geographic Information:

The geographical distribution of long-lived assets, consisting of property, plant and equipment is set forth below:

	September 30,	December 31,
	2021	2020
United States	$12,480	$12,539
Singapore	1,247	1,460
Other	157	178
Consolidated	$13,884	$14,177

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

Goodwill:

During the first half of 2021, the Company recorded certain purchase accounting adjustments for the EMS business combination resulting in an adjustment to goodwill. The changes to the carrying amount of goodwill for the periods presented are as follows:

Carrying amount at December 31, 2020	$13,714
Purchase accounting adjustment	159
Carrying amount at September 30, 2021	$13,873

Intangible Assets:

Definite-lived intangible assets consisted of the following at:

	September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	$6,400	$(1,067)	$5,333
Technology intangibles	6,946	(2,764)	4,182
Total	$13,346	$(3,831)	$9,515

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	$6,400	$(467)	$5,933
Technology intangibles	6,725	(1,873)	4,852
Total	$13,125	$(2,340)	$10,785

The customer list was established as a part of purchase accounting related to our EMS acquisition; see Note 6. The estimated useful life is eight years.

The technology intangibles provide the Company with wireless and self-fitting hearing aid technology and are being amortized based on estimated useful lives between five and seven years.

Investment in Partnerships:

Investment in partnerships consisted of the following:

	September 30,	December 31,
	2021	2020
Investment in Signison	$279	$418
Other	259	152
Total	$538	$570

The Company has a 50% ownership interest in Signison, a German based Company specializing in hearing health services. This is accounted for in the Company’s condensed consolidated financial statements using the equity method for all periods presented.

Other Accrued Liabilities:

Other accrued liabilities consisted of the following at:

	September 30, 2021	December 31, 2020
Pension and postretirement benefit obligations	$188	$188
Deferred revenue	163	184
Current technology intangible liability	497	1,006
Current earn-out contingent consideration liability	219	1,090
Customer funded projects	775	759
TCPA litigation accrual (Note 11)	1,300	-
Other	1,088	1,008
Total	$4,230	$4,235

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

Other Long-Term Liabilities:

Other long-term liabilities consisted of the following at:

	September 30,	December 31,
	2021	2020
Noncurrent technology intangible liability	$600	$1,039
Noncurrent earn-out contingent consideration liability	1,914	2,484
Other	900	875
Total	$3,414	$4,398

As of September 30, 2021, the Company had no debt under its existing credit facilities and was in compliance with all applicable covenants.

8.	Investment Securities

The Company invests in commercial paper, corporate notes and bonds with original maturities of less than two years. The Company classifies these investments as held to maturity based on our intent and ability to hold these investments until maturity. As a result, these investments are recorded at amortized cost, which approximates fair value, using level 2 inputs.

The maturity dates of our investments as of September 30, 2021 are as follows:

	Less than one year	1-5 years	Total
Commercial Paper Original Maturities of 91 Days or More	$11,142	$-	$11,142
Corporate Notes and Bonds	8,902	-	8,902
Total Investments	$20,044	$-	$20,044

The maturity dates of our investments as of December 31, 2020 are as follows:

	Less than one year	1-5 years	Total
Commercial Paper Original Maturities of 91 Days or More	$7,490	$-	$7,490
Corporate Notes and Bonds	12,303	5,085	17,388
Total Investments	$19,793	$5,085	$24,878

The Company also maintains excess funds within level 1 money market accounts included within cash and cash equivalents. Cash available in our money market accounts at September 30, 2021 and December 31, 2020 was $7,378 and $6,697, respectively.

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

Operating cash flows for the period ended September 30, 2021, and 2020 from operating leases were $1,802 and $1,415, respectively. Financing lease assets are classified as property, plant and equipment within the condensed consolidated balance sheet.

Discount rates are determined based on 5-year term incremental borrowing rates at inception of the lease. The following table summarizes the weighted-average lease term and discount rates:

Weighted-Average Lease Term (Years)	September 30, 2021	December 31, 2020
Finance leases	0.6	0.8
Operating leases	3.3	3.8

Weighted-Average Discount Rate	September 30, 2021	December 31, 2020
Finance leases	5.56%	5.56%
Operating leases	5.01%	5.06%

The following tables summarizes lease costs by type:

	Three Months Ended		Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$3	$21	$20	$73
Interest on lease liabilities	-	-	1	3

Operating lease cost	590	494	1,759	1,368
Variable lease cost	79	147	318	446
Total lease cost	$672	$662	$2,098	$1,890

Maturities of lease liabilities are as follows as of September 30, 2021:

	Operating Leases	Financing Leases	Total
2021	$621	$2	$623
2022	1,988	3	1,991
2023	1,390	-	1,390
2024	1,044	-	1,044
2025 and thereafter	774	-	774
Total lease payments	5,817	5	5,822
Less: Interest	(461)	-	(461)
Present value of lease liabilities	$5,356	$5	$5,361

10.	Shareholders’ Equity and Stock-based Compensation

The Company has a 2006 Equity Incentive Plan and an Amended and Restated 2015 Equity Incentive Plan. The 2015 plan, which was approved by the shareholders on April 24, 2015, replaced the 2006 plan. New grants may not be made under the 2006 plan; however certain option grants under the 2006 plan remain exercisable as of September 30, 2021.

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

For the nine months ended September 30, 2021, the Company granted a total of 115 RSUs and 15 PRSUs at a weighted average closing price on the date of grant of $21.39 and $21.78, respectively. The RSUs vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant at which time common stock is issued with respect to vested units. The PRSUs will vest depending upon the achievement of total revenue in specific markets during 2023 at a threshold level (below which no PRSUs will vest), a target level and a maximum level (at which the maximum number of PRSUs will vest).

The Company has also historically granted stock options under the plans. For the nine months ended September 30, 2021, and 2020, the Company did not grant any options. Options granted under the plans generally vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant and have a maximum term of 10 years. During the nine months ended September 30, 2021, 25 options were forfeited in order to cover the exercise price of the options.

Stock award activity as of and during the nine months ended September 30, 2021 was as follows:

	Outstanding Awards
	Stock Options	RSUs	Total	Stock Option Weighted-Average Exercise Price (a)	Aggregate Intrinsic Value

Outstanding at December 31, 2020	690	217	907	$6.51
Awards granted	-	130	130	-
Awards exercised or released	(122)	(98)	(220)	5.73
Outstanding at September 30, 2021	568	249	817	$6.68	$11,048

Exercisable at September 30, 2021	568		568	$6.68	$6,520

Available for future grant at December 31, 2020			73

Available for future grant at September 30, 2021			471

(a) The weighted average exercise price calculation does not include outstanding RSUs

The number of shares available for future grants at September 30, 2021 does not include a total of up to 234 shares subject to options outstanding under the 2006 Equity Incentive Plan, which will become available for grant under the 2015 Equity Incentive Plan as outstanding options under the 2006 Equity Incentive Plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise of such options.

The Company recorded $470 and $1,489 of non-cash stock compensation expense for the three and nine months ended September 30, 2021 compared to $332 and $2,044 for the same periods in 2020. As of September 30, 2021, there was $2,900 of total unrecognized compensation costs related to non-vested stock option and RSU awards that are expected to be recognized over a weighted-average period of 1.9 years. The total intrinsic value of options exercised during the nine months ended September 30, 2021 was $1,909.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, through September 30, 2021, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 9 and 12 shares purchased under the plan for the nine months ended September 30, 2021 and 2020, respectively.

11.	Legal Proceedings

Asbestos Litigation

The Company is a defendant along with a number of other parties in lawsuits alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued heat technologies segment which was sold in March 2005. Due to the non-informative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. Certain insurance carriers have informed the Company that the primary policies for the period August 1, 1970-1978 have been exhausted and that the carriers will no longer provide defense and insurance coverage under those policies. However, the Company has other primary and excess insurance policies that the Company believes afford coverage for later years. Some of these other primary insurers have accepted defense and insurance coverage for these suits, and some of them have either ignored the Company’s tender of defense of these cases, or have denied coverage, or have accepted the tenders but asserted a reservation of rights and/or advised the Company that they need to investigate further. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, the Company believes that it will have funds available for defense and insurance coverage under the non-exhausted primary and excess insurance policies. However, unlike the older policies, the more recent policies have deductible amounts for defense and settlements costs that the Company will be required to pay; accordingly, the Company expects that its litigation costs will increase in the future. Further, many of the policies covering later years (approximately 1984 and thereafter) have exclusions for any asbestos products or operations, and thus do not provide insurance coverage for asbestos-related lawsuits. The Company does not believe that the asserted exhaustion of some of the primary insurance coverage for the 1970-1978 period will have a material adverse effect on its financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits, and the significant number of policy years and policy limits under which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations. As of September 30, 2021, we recorded $129 and $711 within other accrued liabilities and other long-term liabilities, respectively, within our condensed consolidated balance sheet for estimated future claims. An insurance receivable of $129 and $711 was recorded within other current assets and other assets, net, respectively, within our condensed consolidated balance sheet as of September 30, 2021 for estimated insurance recoveries.

TCPA Litigation

On October 9, 2019, plaintiff Mark Hoffman (“Hoffman”) filed a putative class action lawsuit against defendant Hearing Help Express, Inc. (“HHE”), a subsidiary of the Company, in the Federal District Court for the Western District of Washington (the “Court”) alleging violations of the federal Telephone Consumer Protection Act (“TCPA”). HHE’s investigation revealed third-party lead generator Triangular Media Corp. (“Triangular”) provided Hoffman’s information to HHE. Hoffman claims he did not provide the requisite prior express written consent for autodialed telemarketing calls regarding hearing aids to be placed to his cellphone. He also claims he did not provide the requisite permission for telemarketing calls to his number registered on the Do-Not-Call (“DNC”) registry. Since the initial complaint was filed, Hoffman amended his complaint several times to add additional parties, including Triangular, Triangular’s alleged owner, an alleged entity related to Triangular called LeadCreations.Com, LLC, Intricon, Inc., and Intricon Corporation. With respect to HHE, Hoffman sought to certify a class of certain automated outbound telemarketing calls HHE allegedly made without prior consent and calls made to numbers on the DNC registry, in the last four years. Hoffman also sought to hold the Company vicariously liable for all of the calls HHE made without prior consent. The potential exposure under the TCPA is $500 per call, or $1,500 per call if the violation is deemed willful or knowing.

On July 26, 2021, the Company and the other defendants entered into a Class Action Settlement Agreement and Release (“Settlement Agreement”) with Hoffman for himself and on behalf of the settlement class relating to this matter.  The Settlement Agreement was submitted to the Court for approval on July 28, 2021.

Pursuant to the Settlement Agreement, among other things, (a) the Company has agreed to pay total cash consideration of $1.3 million into a settlement fund, and (b) Hoffman and the settlement class members agreed to a release of claims against the Company, Intricon, Inc. and HHE relating to any claim or potential claim relating to the marketing activities described in the complaint. The class members releasing claims include any person who received, on or after October 9, 2015, a non-emergency telephone call from or on behalf of HHE and whose contact information was received either directly or indirectly from Triangular and another vendor who supplied phone numbers to HHE.

The Settlement Agreement will become effective, and payment will be due, upon the first date after which the following events and conditions have occurred: (a) the Court has entered a final judgment; and (b) the final judgment has become final in that the time for appeal or writ has expired or, if any appeal and/or petition for review is taken and the settlement is affirmed, the time period during which further petition for hearing, appeal, or writ of certiorari can be taken has expired.

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

The Settlement Agreement is subject to approval by the Court. The Court preliminarily approved the settlement on August 4, 2021. The Final Approval Hearing is scheduled with the Court for January 5, 2022. The Settlement Agreement provides for a period of time during which class members will be notified of the settlement and given an opportunity to file a claim to receive a settlement payment, opt out of the class, object to the settlement or do nothing. If the Court gives final approval to the settlement in January 2022, the release will be effective as to all class members who do not validly out opt of the class, regardless of whether they filed a claim form and received a payment.

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

On October 29, 2021, Ellen Scipta stepped down as chief financial officer of the Company to pursue other opportunities. Annalee Lutgen, the Company's current treasurer and director of finance, will serve as interim chief financial officer, effective October 29, 2021, while the Company conducts its search for a permanent replacement.

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

The Company believes several factors have come together over the last few years to enable the emergence of a US market disruptive value hearing aid. These factors include the continued consolidation of retail (causing escalating hearing aid prices), consumer outcry, consumer education, advancements in technology (such as behind-the-ear devices, advanced digital signal processing, low-power wireless, and self-fitting software) and pending regulatory change to allow the sale of over-the-counter (“OTC”) hearing aids. On October 19, 2021, the FDA proposed a draft regulations to establish a new regulatory category of OTC hearing aids that when finalized, would allow hearing aids to be sold throughout the country directly to consumers in stores or online without a medical exam or a fitting by a licensed practitioner, such as an audiologist.

To best approach this market opportunity, the Company has sharpened its focus to identify potential high-profile branding partners that value Intricon’s ability to deliver superior hearing aids, self-fitting software, and customer care to the U.S. market.

The Company is committed to increasing investments to support its medical business development efforts. In early 2019, the Company hired a vice president of medical business development and in August 2021 the Company hired a vice president of research and development. In connection with the EMS acquisition, the Company has engaged one of the former owners of EMS as a corporate development consultant in an effort to leverage our core competencies and diversify our medical revenue base. The Company believes it has significant opportunities to serve the emerging home care markets through its already developed core competencies and capabilities to develop devices that are more technologically advanced, smaller and lightweight.

For additional information on the Company’s markets and core technologies refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Results of Operations

Overall Results

Third quarter 2021 results include the following notable items:

●	GAAP diluted net income per share was $0.04.
●	Adjusted non-GAAP diluted net income per share was $0.17.
●

Total revenue increased 13.5% over the prior year, driven, in part, by our Diabetes products as well as revenues from Emerald Medical Services Pte., Ltd. (“EMS”), acquired in May 2020. The Company derived net revenue of $3,439 from EMS in the three months ended September 30, 2021.

●	Gross profit as a percent of revenue decreased 3.2% due, in part, to costs associated with supply chain constraints, higher labor costs and product mix in the current period.
●	Operating income for the quarter was $478 compared to $468 in the comparable prior period.

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

Revenue, net

Below is a summary of our revenue by main markets for the three and nine months ended September 30, 2021 and 2020:

			Change
Three Months Ended September 30,	2021	2020	Dollars	Percent
Diabetes	$18,025	$14,518	$3,507	24.2%
Interventional Catheters	3,439	2,815	624	22.2%
Other Medical	3,846	3,316	530	16.0%
Hearing Health Value Based DTEC	800	953	(153)	-16.1%
Hearing Health Value Based ITEC	1,298	1,779	(481)	-27.0%
Hearing Health Legacy OEM	2,610	2,759	(149)	-5.4%
Professional Audio Communications	1,032	1,227	(195)	-15.9%
Total Net Revenue	$31,050	$27,367	$3,683	13.5%

			Change
Nine Months Ended September 30,	2021	2020	Dollars	Percent
Diabetes	$51,636	$41,569	$10,067	24.2%
Interventional Catheters	11,439	3,961	7,478	188.8%
Other Medical	10,314	9,595	719	7.5%
Hearing Health Value Based DTEC	2,687	3,513	(826)	-23.5%
Hearing Health Value Based ITEC	5,853	3,888	1,965	50.5%
Hearing Health Legacy OEM	8,235	6,444	1,791	27.8%
Professional Audio Communications	2,869	3,502	(633)	-18.1%
Total Net Revenue	$93,033	$72,472	$20,561	28.4%

For the three and nine months ended September 30, 2021, we experienced an increase of 24.2%, in net revenue in the diabetes medical market for both periods compared to the same periods in 2020 primarily driven by increased demand for products as COVID-19 restrictions eased and new products originally launched in 2020 were more widely distributed.

Interventional catheters net revenues for the three and nine months ended September 30, 2021 of $3,439 and $11,439 were derived from EMS, acquired in May 2020. The prior year three months ended September 30, 2020 and period from acquisition on May 19, 2020 through September 30, 2020 included EMS revenues of $2,815 and $3,961, respectively.

Other medical net revenue for the three and nine months ended September 30, 2021 increased 16.0% and 7.5% compared to the same periods in 2020. The increase was driven by commercialization of newly developed products as the Company continues to expand its surgical navigation product offering.

Net revenue in our hearing health value based DTEC business for the three and nine months ended September 30, 2021 decreased 16.1% and 23.5% compared to the same periods in 2020 This trend is expected to continue as it reflects the reduced investment and restructuring of this business beginning in the second quarter 2020.

Net revenue in our hearing health value based ITEC business for the three and nine months ended September 30, 2021 decreased 27.0% and increased 50.5% compared to the same periods in 2020. The three month decline was due to timing of orders and the nine month revenue increase was primarily attributable to volume to support the launch of a customer's OTC hearing aid pilot program which began in early 2021. In addition, the revenues for the nine months ended September 30, 2021 include the reclassification of $682 for the first quarter from certain customers previously classified within the legacy OEM market to ITEC.

Net revenue in our hearing health legacy OEM business for the three months ended September 30, 2021 decreased 5.4% compared to the same period in 2020 due to timing of orders and increased 27.8% for the nine months ended September 30, 2021 compared to the same period in 2020 due to year-to-date increasing international orders and hearing aid accessories related to COVID-19 restrictions easing.

Net revenue to the professional audio communications sector for the three and nine months ended September 30, 2021 decreased 15.9% and 18.1% compared to the same period in 2020 due to order delays as a result of the COVID-19 pandemic's continuing effect on Singapore. Intricon will continue to leverage its core technology in professional audio communications to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross Profit

Gross profit, both in dollars and as a percent of revenue, for the three and nine months ended September 30, 2021 and 2020, was as follows:

Three Months Ended September 30,	2021		2020		Change
		Percent		Percent
	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Gross Profit	$7,185	23.1%	$7,198	26.3%	$(13)	-0.2%

Nine Months Ended September 30,	2021		2020		Change
		Percent		Percent
	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Gross Profit	$23,267	25.0%	$18,376	25.4%	$4,891	26.6%

Gross profit as a percentage of revenue for the three months ended September 30, 2021 decreased 3.2% from the prior period due, in part, to costs associated with supply chain constraints, higher labor costs and product mix. Gross profit as a percentage of revenue for the nine months ended September 30, 2021 decreased 0.4% from the prior year period primarily due to higher costs and product mix.

Sales and Marketing, General and Administrative, Research and Development Expenses, and Other Operating Expenses

Sales and marketing, general and administrative and research and development expenses for the three and nine months ended September 30, 2021 and 2020 were as follows:

Three Months Ended September 30,	2021		2020		Change
		Percent		Percent
	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and Marketing	$2,048	6.6%	$1,365	5.0%	$683	50.0%
General and Administrative	3,943	12.7%	3,654	13.4%	289	7.9%
Research and Development	1,173	3.8%	1,458	5.3%	(285)	-19.5%
Other Operating Expenses	(457)	-1.5%	253	0.9%	(710)	-280.6%

Nine Months Ended September 30,	2021		2020		Change
		Percent		Percent
	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and Marketing	$6,051	6.5%	$5,038	7.0%	$1,013	20.1%
General and Administrative	11,992	12.9%	11,673	16.1%	319	2.7%
Research and Development	3,775	4.1%	3,868	5.3%	(93)	-2.4%
Other Operating Expenses	1,066	1.1%	253	0.3%	813	321.3%
Restructuring Charges	-	0.0%	1,171	1.6%	(1,171)	-100.0%
Acquisition Costs	-	0.0%	493	0.7%	(493)	-100.0%

Sales and marketing expenses for the three and nine months ended September 30, 2021, increased compared to the respective prior periods due to an increase in internal sales compensation and incentives tied to headcount and year-over-year sales improvement and a quarterly reclassification of $198 of technology intangible amortization expense from research and development expenses to sales and marketing expenses in the first quarter of 2021, resulting in a year-to-date impact of $594.

General and administrative expenses for the three months ended September 30, 2021, increased from the prior year primarily due to higher compensation expenses and accruals associated with additional headcount. General and administrative expenses for the nine months ended September 30, 2021, increased from the prior year period due to a full nine months of expenses associated with EMS, higher salaries, wages, incentives, and third-party fees.

Research and development expenses decreased over the prior year periods due to a quarterly reclassification of $198 of technology intangible amortization expense from research and development expenses to sales and marketing expenses, resulting in a year-to-date impact of $594, partially offset by higher compensation costs.

Other operating expenses of $1,066 include legal fees and associated costs for settling the TCPA litigation related to the class action lawsuit against HHE for automated telemarketing calls to a number in the Do-Not-Call registry partially offset by a $389 reduction in the fair value of contingent consideration liabilities in connection with the acquisition of EMS. See Note 11 for detailed information regarding the TCPA litigation.

Restructuring charges in the prior year were related to the strategic restructuring plan completed in the prior year to focus resources on our highest potential growth areas.

Acquisition costs in the prior year included legal and financial services that were associated with the purchase of EMS in May 2020.

Interest (expense) income, net

Interest (expense) income, net for the three and nine months ended September 30, 2021 was ($9) and ($32) compared to $41 and $322 for the comparable period in 2020 due to an overall reduction in interest rates adversely impacting the return on our investment securities as well as an increase in interest expense in the period.

Other (expense) income, net

Other (expense) income, net for the three and nine months ended September 30, 2021 was ($93) and ($261) compared to $192 and $293 for the same periods in 2020. The decrease over the prior year period was primarily due to Singapore government funds paid to our subsidiaries for COVID-19 relief in 2020.

Income tax expense

Income tax expense for the three and nine months ended September 30, 2021 was $8 and $178, respectively, compared to $47 and $94 for the same periods in 2020. The change in income tax expense relates to an increase in estimates for foreign income taxes for the year-to-date period.

Net Income (Loss)

Net income (loss) and non-GAAP adjusted net income are as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2021	2020	2021	2020
Net income (loss) - GAAP attributable to Intricon	$337	$644	$(128)	$(3,616)
Identified adjustments attributable to Intricon:
Depreciation (1)	761	725	2,353	2,168
Amortization of intangibles (2)	497	497	1,491	959
Stock-based compensation (3)	470	332	1,489	1,644
Other amortization (4)	47	8	248	156
Legal settlement and related fees (5)	22	128	1,455	301
Fair value of contingent consideration (6)	(479)	253	(389)	253
COVID-19 Singapore government support (7)	-	(230)	(141)	(586)
EMS acquisition costs (8)	-	-	-	493
Restructuring charges (9)	-	-	-	1,171
CEO Retirement costs (10)	-	-	-	823
Non-GAAP adjusted net income attributable to Intricon (11)	$1,655	$2,357	$6,378	$3,766

Average basic shares outstanding	9,104	8,936	9,059	8,877
Average diluted shares outstanding	9,624	9,272	9,624	9,266
Non-GAAP adjusted net income attributable to Intricon per diluted share	$0.17	$0.25	$0.66	$0.41

(1) Depreciation represents the expense of property, plant and equipment.
(2) These expenses represent amortization expenses of intangible assets.
(3) Stock-based compensation represents expenses related to awards under the Company's equity incentive plans.
(4) These expenses represent amortization of other assets.

(5) TCPA litigation agreed upon settlement in the second quarter of 2021 for $1,300. The settlement is expected to be paid during the 2022 first quarter. Additional fees included herein relate to the legal fees associated with the TCPA defense.

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
(11) None of these adjustments have material income tax impacts due to the Company's net operating loss position as of September 30, 2021.

Liquidity and Capital Resources

We continue to maintain adequate liquidity to operate our businesses. As of September 30, 2021, we had $13,020 of cash and cash equivalents on hand as well as $20,044 of short-term investment securities maturing within the next twelve months for a total of $33,064 of liquid capital. Sources of our cash for the nine months ended September 30, 2021 have been from our operating and investing activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Nine Months Ended
	September 30, 2021	September 30, 2020
Cash provided by (used in):
Operating activities	$3,201	$48
Investing activities	2,492	7,709
Financing activities	(1,229)	(152)
Effect of exchange rate changes on cash	(77)	(39)
Net increase in cash	$4,387	$7,566

Net cash provided by operating activities was $3,201 for the nine months ended September 30, 2021, compared to $48 for the same period in 2020. The variance was primarily attributable to higher revenues associated with business growth and the easing of COVID-19 restrictions.

Net cash provided by investing activities was $2,492 for the nine months ended September 30, 2021, compared to $7,709, for the same period in 2020. The variance was primarily the result of timing of purchases and maturities of the Company's investments.

Net cash used in financing activities was $1,229 for the nine months ended September 30, 2021 compared to $152 for the same period in 2020. The increase was primarily due to payments on liabilities related to intangible assets and contingent considerations.

The Company had the following bank arrangements at September 30, 2021:

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

The Company was in compliance with all applicable covenants under the credit facility as of September 30, 2021.

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

As of September 30, 2021, and December 31, 2020, the Company had a total borrowing capacity under its credit facilities of $14,279 and $9,589, respectively, with no borrowings outstanding at the end of each reporting period.

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

The Company periodically reassesses the components of non-GAAP adjustments for changes in how the Company evaluates its performance, changes in how the Company makes financial and operational decisions, and considers the use of these measures by Intricon's competitors and peers to ensure the adjustments are still relevant and meaningful.

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

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of September 30, 2021 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

During the nine months ended September 30, 2021, there have been no material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

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
101*

The following materials from Intricon Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Condensed Consolidated Statements of Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended September 30, 2021, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION
(Registrant)

Date: November 8, 2021	By:	/s/ Scott Longval
Scott Longval
President and Chief Executive Officer (principal executive officer)

Date: November 8, 2021	By:	/s/ Annalee Lutgen
Annalee Lutgen
Interim Chief Financial Officer, Treasurer and Director of Finance (principal financial officer)