Form 10-K
period 2021-12-31
INTRICON CORP
filed 2022-03-07
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐ No ☐

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the voting common shares held by non-affiliates of the registrant on June 30, 2021 was $192,803,317. Common shares held by each officer and director and by each person who owns 10% or more of the outstanding common shares have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of outstanding shares of the registrant’s common shares on February 28, 2022 was 9,272,840.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Company's definitive proxy statement for the 2022 annual meeting of shareholders are incorporated by reference into Part III of this report; provided, however, that the Audit Committee Report and any other information in such Proxy Statement that is not required to be included in this Annual Report on Form 10-K, shall not be deemed to be incorporated herein or filed for the purposes of the Securities Act of 1933, as amended or the Securities Exchange Act of 1934, as amended.

Merger Agreement

On February 27, 2022, Intricon Corporation (the “Company” or “Intricon”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, IIN Holding Company LLC, a Delaware limited liability company (“Parent”), and IC Merger Sub Inc., a Pennsylvania corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are owned by funds affiliated with Altaris Capital Partners, LLC. The Merger Agreement provides, subject to its terms and conditions, for the acquisition of the Company by Parent through the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Merger”).

As a result of the Merger, each share of common stock of the Company (“Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than Rollover Shares (as defined below) or shares of Common Stock (a) held in treasury of the Company, (b) owned by any subsidiary of the Company, or owned by Parent, Merger Sub or any other subsidiary of Parent or (c) held by a holder who is entitled to, and who has perfected, appraisal rights for such shares under Pennsylvania law) automatically will be converted into the right to receive cash in an amount of $24.25 per share (the “Merger Consideration”), without interest, subject to any required withholding of taxes.

Prior to the closing of the Merger, Parent and certain members of management may negotiate and enter into contracts providing for a rollover of a portion of such persons’ shares of Common Stock through their contribution of such shares (the aggregate amount of shares to be contributed, if any, the “Rollover Shares”) to an affiliate of Parent in exchange for membership interests in such affiliate of Parent.

The completion of the Merger is subject to customary closing conditions, including: (i) the approval of the Merger Agreement by the Company’s shareholders (the “Company Shareholder Approval”); (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the approval of the Merger under the antitrust laws of other jurisdictions, as applicable; (iii) the absence of any laws or court orders making the Merger illegal or otherwise prohibiting the Merger; and (iv) other customary closing conditions, including the accuracy of the representations and warranties of each party (subject to certain materiality exceptions) and material compliance by each party with its covenants under the Merger Agreement. The parties expect the transaction to close in the second quarter of 2022, subject to the satisfaction or waiver of the closing conditions.

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

Risks and uncertainties with respect to the proposed Merger include, but are not limited to: the failure to obtain the required votes of Intricon’s shareholders; the timing to consummate the proposed Merger; the conditions to closing of the proposed Merger might not be satisfied or the closing of the proposed Merger otherwise does not occur; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement, including in circumstances which would require Intricon to pay a termination fee; unanticipated difficulties or expenditures relating to the proposed Merger; the risk that a regulatory approval that may be required to consummate the proposed Merger is not obtained or is obtained subject to conditions that are not anticipated; the diversion of management time on Merger-related issues; expectations regarding regulatory approval of the proposed Merger; results of litigation, settlements and investigations; actions by third parties, including governmental agencies and including the response of customers, service providers and business partners to the announcement of the proposed Merger; global economic or political conditions, including the outbreak of escalation of hostilities; adverse industry conditions; and other economic, business, or competitive factors.

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

In addition, we will provide, at no cost (other than for exhibits), paper or electronic copies of our reports and other filings made with the SEC. Requests should be directed to:

Corporate Secretary

Intricon Corporation

1260 Red Fox Road

Arden Hills, Minnesota 55112

PART I

ITEM 1. Business

Company Overview

Intricon Corporation (together with its subsidiaries referred herein as the “Company”, or “Intricon”, “we”, “us” or “our”) is an international company and joint development manufacturer (“JDM”) of micromedical components, sub-assemblies and final devices. The Company serves as a JDM partner to leading medical device original equipment manufacturers (“OEMs”) by designing, developing, engineering, manufacturing, packaging and distributing micromedical devices, components and subassemblies for high growth medical markets, such as diabetes, peripheral vascular, interventional pulmonology, electrophysiology and hearing healthcare. Our mission is to improve, extend and save lives by advancing innovative micromedical technologies through joint development and manufacturing partnerships with industry leading medical device companies.

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

Business Highlights

During 2021 the Company continued to bolster its leadership team with the addition of David Liebl, Vice President of R&D and Kathleen Pepski, board member. Mr. Liebl has a rich and diverse background combining technology, business and product development, regulatory affairs and M&A making him an ideal fit for this new key leadership position. Ms. Pepski is a recognized business leader in Minneapolis whose background in manufacturing and distribution, as well as mergers and acquisitions, will be instrumental in the Company's long-term growth strategy. These leadership additions support one of the Company's priorities to expand and strengthen its ability to enhance its position as a joint development manufacturer.

COVID-19 has had, and continues to have, a significant impact around the world, prompting governments and businesses to take unprecedented measures in response. There were and continue to be many uncertainties regarding the COVID-19 pandemic, and the Company is closely monitoring the impact of the pandemic on all aspects of its business, including how it will impact its employees, customers, suppliers, vendors, and business partners. The Company remains fully operational as we abide by local COVID-19 safety regulations at all global locations. To achieve this, the Company has certain employees working remotely and has adopted significant protective measures as recommended by the Center for Disease Control (CDC) for our on-site employees. Additionally, the Company has taken steps to monitor and work closely with our suppliers to maintain supply of critical materials.

Market Overview:

Intricon serves as a JDM to leading medical device OEMs by designing, developing, engineering, manufacturing and distributing micromedical products, microelectronics, micro-mechanical assemblies, complete assemblies and software solutions. Revenue from these markets is reported on the respective diabetes, other medical, hearing health value based direct-to-end-consumer, hearing health value based indirect-to-end-consumer, hearing health legacy OEM, and professional audio lines in the discussion of our results of operations in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 “Revenue Recognition” to the Company’s consolidated financial statements included herein.

The Company manufactures microelectronics, micro-mechanical assemblies, high-precision injection-molded plastic components and complete catheter based and body-worn devices for leading and emerging medical device manufacturers. Intricon currently serves this market by offering medical device manufacturers the capabilities to design, develop, manufacture, package and distribute medical devices that are easier to use, smaller, lighter and use less power. Increasingly, the medical device industry is looking to outsource the manufacturing, assembly and packaging of their products.

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

Peripheral Vascular, Interventional Pulmonology and Electrophysiology

Intricon has a suite of micro-coil technology that it offers to various OEM customers. These products are currently used in surgical navigation clinical applications, such as interventional pulmonology and electrophysiology. On May 18, 2020, Intricon acquired Emerald Medical Services Pte., Ltd., a Singapore company ("EMS"), which provides joint engineering and manufacturing services for complex medical devices, including catheters covering a range of applications for cardiology, peripheral vascular, neurology, radiology and pulmonology. EMS’s production capability consists of design, development, manufacturing, testing and non-sterile packaging services. The acquisition expands Intricon’s micro-coil capabilities, including the ability to offer complete full-length catheter-based devices in surgical navigation and accelerates diversification into potential new end-markets.

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

The Company believes several factors have come together over the last few years to enable the emergence of a market disruptive, high-quality, low-cost distribution model. These factors include the continued consolidation of retail (causing escalating hearing aid prices) and subsequent consumer outcry, consumer education, advancements in technology (such as behind-the-ear devices, advanced digital signal processing, low-power wireless, and self-fitting software) and pending regulatory change to allow the sale of over-the-counter (“OTC”) hearing aids. On October 19, 2021, the FDA proposed a rule to establish a new regulatory category of OTC hearing aids that when finalized, would allow hearing aids to be sold directly to consumers in stores or online without a medical exam and would allow consumers to self-fit their hearing aids without engaging a licensed person, such as an audiologist.

The Company believes the value-based hearing healthcare (VBHH) market offers significant growth opportunities. To best approach this market opportunity, the Company has sharpened its focus to identify potential high-profile branding partners that value Intricon’s ability to deliver superior hearing aids, self-fitting software and customer care to the U.S. market.

Legacy OEM Hearing Health Channel

In addition to the emerging OTC market, the Company also believes there are niches in the legacy hearing health channel that will embrace outcome-based products and technologies in the United States and Europe. High costs of legacy devices and retail consolidation have constrained the growth potential of the independent audiologist and dispenser. Intricon believes its specific software and product offering can provide independent audiologists and dispensers the ability to compete with larger retailers, and manufacturer owned retail distributors.

Professional Audio Communications

Intricon entered the high-quality audio communication device market in 2001, and now has a line of miniature, professional audio headset products used by customers focused on emergency response needs, military applications and high-end consumer products. The line includes several communication devices that are extremely portable and perform well in noisy and/or hazardous environments. These products are well suited for applications in the fire, law enforcement, safety, aviation and military markets. In addition, the Company has a line of miniature ear- and head-worn devices used by performers and support staff in the music and stage performance markets.

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

Bonding the coil wire to slightly larger diameter wire (often a twisted pair that runs the length of the device), provides full-length connectivity. Intricon can also assemble the entire device, and many of these programs include embedded ROM chips that calibrate the location of the micro-coil within the finished device so that the device can plug in directly to the navigational systems used by physicians. Today, our micro-coils are used in a wide range of medical applications in tip location sensing such as diagnostic applications, active implants and therapeutic applications such as electrophysiology atrial fibrillation (AF) mapping/ablation and interventional pulmonology.

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

Precision Miniature Molding

Intricon has decades of experience in precision miniature medical molding and routinely achieves tolerances of ±.0005 inches in compliance with ASTM and Society of the Plastics Industry (SPI) standards, while utilizing scientific injection molding practices. Intricon works with a broad range of materials such as polyether ether ketone (PEEK), nylon, polypropylene, liquid crystal polymer, acrylic, polyoxymethylene, polycarbonate and other materials. Intricon has particular expertise with insert-molding techniques which are often employed to reduce human error and lower labor costs compared to manual assembly.

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

Market Development:

Intricon intends to allocate more capital and resources in marketing and sales to increase revenue by leveraging its existing core competencies and technologies platforms in order to accelerate the diversification of its revenue base within its core markets of diabetes, peripheral vascular, interventional pulmonology, electrophysiology and hearing healthcare. In addition, the Company believes this will allow it to advance its technology portfolio, advance new product platforms and strengthen its position as a leading JDM.

The Company is committed to increasing investments to support its medical business development efforts. In early 2019, the Company hired a vice president of medical business development, who has further expanded the Company's business development reach by adding resources and evolving its commercial strategy in an effort to leverage our core competencies and diversify our medical revenue base. During 2021, the Company hired a vice president of research and development to provide leadership and insight to further accelerate the Company's expertise in its core competencies and expand into adjacent capabilities. The Company believes it has significant opportunities to serve several of the high-growth medical device markets through its already developed core competencies and capabilities to develop devices that are more technologically advanced, smaller and lightweight.

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

Employees. As of December 31, 2021, the Company had a total of873 full time equivalent employees, of whom 65 are executive and administrative personnel, 14 are sales personnel, 55 are engineering personnel and 739 are operations personnel.

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

•	Integrity and Humility
•	Discipline and Accountability
•	Collaboration and Inclusiveness
•	Agility and Innovation

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

Research and Development. Intricon conducts research and development activities primarily to improve its existing products and enhance its proprietary technology portfolio. The Company is committed to investing in the research and development of proprietary technologies that enhance our position in our target markets. The Company believes the continued development of key proprietary technologies is foundational to realize long-term revenue and margin growth. The following research and development expenditures for the two most recent years are net of any customer and grant reimbursements:

Year Ended December 31,	Dollars	Percent of Revenue
2021	$5,315	4.2%
2020	5,248	5.1%

Intricon owns numerous United States patents which cover various product designs and processes. Although the Company believes that these patents collectively add value to the Company, the costs associated with the submission of patent applications are expensed as incurred given the uncertainty of the patents providing future economic benefit to the Company.

Regulation. Most, if not all, of our business operates in marketplaces subject to extensive and rigorous regulation by the FDA, by comparable agencies in foreign countries and other regulatory agencies. In the United States, the Food and Drug Administration ("FDA") regulates the design control, development, manufacturing, labeling, record keeping, distribution, installation, service and post-market surveillance procedures for medical devices.

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

International Regulation

International regulatory bodies have established varying regulations governing product standards, packaging and labeling requirements, import restrictions, tariff regulations, duties and tax. Many of these regulations are similar to those of the FDA. The Company believes it is in compliance with the regulatory requirements in the foreign countries in which our medical devices are marketed, as evidenced by our continuous certification to the ISO 13485 standard granted by our notified body, British Standards Institution (BSI). A notified body is an organization designated by a European Union (EU) country to assess the conformity of certain products before being placed on the market.

Medical device law in the EU requires that our quality management system conforms to international quality standards and that our medical devices conform to “essential requirements” set forth by the Medical Device Directive (“MDD”). In order to keep pace with accelerating technical reality and manufacturing risks, medical device law in the EU is changing rapidly. Effective May 5, 2017, the MDD has been replaced with a broader, more reaching Medical Device Regulation (“MDR”) with a four-year transition period which came into effect on May 26, 2021. Intricon was compliant with the MDR prior to the end of the transition period. Because all classified medical devices being marketed in the EU for the first time must meet the new MDR, notified bodies are experiencing a significant workload and clearances may take up to a year. For that reason, Intricon recognizes the risk of a lengthy regulatory clearing process if we or our customers choose to launch any new medical devices in the EU requiring a medical CE mark.

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

Risks Related to Our Business

The Company’s business, financial condition and results of operations for 2022 and beyond could be materially adversely affected by the ongoing COVID-19 (coronavirus) outbreak and/or subsequent pandemics.

The outbreak of the novel coronavirus has evolved into a global pandemic. COVID-19 has spread throughout the world, including North America, Asia and Europe. The full extent to which the COVID-19 pandemic impacts Intricon’s future business, operating results and financial condition will depend on future developments that are highly uncertain, cannot be accurately predicted and may be beyond our control. We cannot predict the duration or scope of the COVID-19 pandemic or subsequent pandemics, the efficacy or availability of vaccines, surges in infections or the severity of any variants, actions that may be taken by governments and businesses in response to the pandemic, or the impacts of the pandemic on healthcare systems. These impacts and associated responses of the COVID-19 pandemic could materially adversely impact our business, financial condition and results of operations in a number of ways, including but not limited to:

●	Reduced revenues as a result of disruptions in our operations, supply chain or in demand by our customers, including our major customers.
●	Reduced revenues or earnings may require us to perform impairment assessments of our long-lived assets, goodwill and other assets and result in charges to earnings;
●

Diminished ability, or inability, to complete clinical trials and other activities required to achieve regulatory clearing for our products under development due to lack of access to healthcare facilities, healthcare providers and patients;

●

Potential delays in the over-the-counter hearing aid regulations required to be promulgated by the U.S. Food and Drug Administration due to COVID-19 priorities, which delay will likely have an adverse impact on our hearing health business over the course of 2022 and beyond.

The duration of future disruptions to our customers and to our supply chain, and related financial impact to us, cannot be estimated at this time. If such disruptions continue for an extended period of time, the impact could have a material adverse effect on our business, results of operations and financial condition.

Our business has been, and could continue to be, adversely affected by disruptions in our supply chain and our customers' supply chain

We depend on a limited number of suppliers for certain key components and materials needed for our products. We rely upon, and expect to continue to rely upon, certain suppliers for critical components and materials that are not readily available in sufficient volume from other sources. These supply chain characteristics make us susceptible to supply shortages and price increases. If production volumes increase rapidly, there can be no assurance that the suppliers of critical components and materials will be able or willing to meet our future needs on a timely basis. A significant disruption in the supply of components or materials could have a material adverse effect on our results of operations and financial condition.

Our supply chain, as well as our customers' supply chain, is also at risk of unanticipated events such as pandemic or epidemic illness, natural disasters, industrial incidents, changes in governmental regulations and trade agreements, or financial or operational instability of suppliers that could cause a disruption in the supply of critical components to us and our customers. For example, many manufacturers have experienced, and continue to experience, significant disruptions in the supply chain, including a shortage of semiconductor chips used by us and our customers, increased metal and commodity costs, global logistical constraints, increased transportation costs, higher labor costs and labor shortages. As a result, we have experienced increased volatility in our production schedules, including manufacturing downtime, often with little notice from customers, higher inventory levels and increased labor costs, which have negatively impacted our financial condition. Furthermore, the indirect impact of COVID-19 on existing supply chain constraints, whether caused by or exacerbated by the pandemic, has and may continue to negatively affect our financial condition.

The loss of one or more of our major customers could adversely affect our results of operations.

The Company is dependent on a small number of customers for a majority of our revenues. In fiscal year 2021, Medtronic, our largest customer accounted for approximately 64 percent of our net revenue. A significant decrease or delay in sales or loss of any of our major customers could have a material adverse effect on our business and results of operations. Our revenues are largely dependent upon the ability of customers to develop and sell products that incorporate our products. No assurance can be given that our major customers will not experience financial, technical, regulatory or other difficulties or delays that could adversely affect their operations and, in turn, our results of operations.

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

As part of our business strategy, the Company has in the past and may in the future pursue acquisitions of other businesses or technologies that the Company believes could complement, enhance or expand our current business or product lines, diversify our revenue base, allow for geographic expansion or that might otherwise offer growth opportunities. We may have difficulty finding these opportunities or, if we do identify these opportunities, we may not be able to complete the transactions for various reasons, including insufficient available cash and/or failure to secure financing.

Our prior acquisitions have resulted, and future acquisitions may result, in the recording of goodwill and intangible assets subject to potential impairment in the future if we are not able to realize the value paid, adversely affecting our operating results. For example, in 2020 we completed the acquisition of EMS and recorded goodwill and intangible assets. Refer to Notes 9 and 10 in the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K for additional information.

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

Inflation:

●

Changes in economic conditions and supply chain constraints and steps taken by governments and central banks, particularly in response to the COVID-19 pandemic as well as other stimulus and spending programs, have led to higher inflation than previously experienced or expected. In an inflationary environment, we may be unable to raise the prices of our products sufficiently to keep up with the rate of inflation.

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

Our growth strategy includes developing new products and entering new markets, as well as identifying and integrating acquisitions. Our ability to compete in new markets will depend upon a number of factors including, among others:

●	ability to stay competitive by developing quality products that are technologically advanced and inexpensive to manufacture;
●	our ability to create demand for products in new markets;
●	our ability to strengthen our sales and marketing presence;
●	our ability to successfully identify, complete and integrate acquisitions; and
●	our ability to fund growth.

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

We derived approximately 26 percent of our 2021 revenues from customers located outside of the U.S. In 2021, we operated in Singapore, Indonesia, and Germany. Approximately 16 percent of our revenues were derived from our facilities in these countries in 2021. As of December 31, 2021, approximately 11 percent of our long-lived assets are located in these countries. The outbreak of hostilities or armed conflicts or other political or economic instability in foreign countries could have an adverse impact on our results of operations due to disruption of supplies or production or diminished revenues in these countries. Our future revenues, costs of operations and profit results could be affected by a number of factors related to our international operations, including changes in foreign currency exchange rates, changes in economic conditions from country to country, changes in a country's political condition, trade protection measures, licensing and other legal requirements and local tax issues. Unanticipated currency fluctuations in the Euro, Singapore dollar and other currencies could lead to lower reported consolidated revenues due to the translation of this currency into U.S. dollars when we consolidate our revenues and results from operations.

The Company is subject to tax legislation in numerous countries; changes in tax laws or challenges to our tax positions could adversely affect our business, results of operations and financial condition.

The Company is a global corporation with a presence in the United States, Singapore, Indonesia and Germany. As such, the Company is subject to tax laws, regulations and policies of the U.S. federal, state and local governments and of comparable taxing authorities in other country jurisdictions. Changes in tax laws, as well as other factors, could cause us to experience fluctuations in our tax obligations and effective tax rates in 2021 and thereafter and otherwise adversely affect our tax positions and/or our tax liabilities. There can be no assurance that our effective tax rates, tax payments, tax credits or incentives will not be adversely affected by these or other initiatives.

Our success depends on our senior management team and the Company’s ability to retain them as well as continued service of our engineering and technical personnel.

We are highly dependent upon the continued services and experience of our senior management team to, among other things, continue the development and implementation of our business strategies and maintain and develop our client relationships. Certain members of our management team are approaching retirement and the Company must locate and employ suitable replacements from within or outside the Company. If we fail to successfully and timely attract and hire replacements for members of senior management as they retire with persons with the appropriate level of expertise, we could experience adverse impacts on our business and results of operations. Any significant leadership change and accompanying senior management transition, such as the recent change in our president and chief executive officer, and the hiring of other new leaders in key roles, involves inherent risk and any failure to ensure a smooth transition could hinder our strategic planning, execution and future performance.

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

Global cybersecurity threats can range from uncoordinated individual attempts to gain unauthorized access to our information technology (IT) systems to sophisticated and targeted measures known as advanced persistent threats. While we employ comprehensive measures to prevent, detect, address and mitigate these threats (including access controls, insurance, vulnerability assessments, continuous monitoring of our IT networks and systems, maintenance of backup and protective systems and user training and education), cybersecurity incidents, depending on their nature and scope, could potentially result in the misappropriation, destruction, corruption or unavailability of critical data and confidential or proprietary information (our own or that of third parties) and the disruption of business operations. The potential consequences of a material cybersecurity incident include monetary damages, reputational damage, loss of customers, litigation with customers and other parties, loss of trade secrets and other proprietary business data, diminution in the value of our investment in research, development and engineering, and increased cybersecurity protection and remediation costs, which in turn could adversely affect our competitiveness and results of operations.

Risks Related to Litigation and Environmental Liabilities

The Company is subject to numerous asbestos-related lawsuits, which could adversely affect our financial position, results of operations or liquidity.

The Company is a defendant along with a number of other parties in lawsuits alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued heat technologies segment which we sold in March 2005. Due to the non-informative nature of the complaints, we do not know whether any of the complaints state valid claims against us. Certain insurance carriers have informed us that the primary policies for the period August 1, 1970-1978 have been exhausted and that the carriers will no longer provide defense and insurance coverage under those policies. However, we have other primary and excess insurance policies that we believe afford coverage for later years. Some of these other primary insurers have accepted defense and insurance coverage for these suits, or have accepted the tenders but asserted a reservation of rights, or have advised us that they need to investigate further. In addition, some of the primary and excess insurers have gone out of business, and thus coverage is not available. There are also some primary policies for years earlier than 1970 that were purchased by us, and coverage under those policies will be investigated. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, we believe that we will have funds available for defense and insurance coverage under the non-exhausted primary and excess insurance policies. However, unlike the older policies, the more recent policies have deductible amounts for defense and settlements costs that we will be required to pay; accordingly, we expect that our litigation costs will increase in the future. Further, most of the policies covering later years (approximately 1984 and thereafter) have exclusions for any asbestos products or operations, and thus do not provide insurance coverage for asbestos-related lawsuits. If our insurance policies do not cover the costs and any awards for the asbestos-related lawsuits, we will have to use our cash or obtain additional financing to pay the asbestos-related obligations and settlement costs. There is no assurance that we will have the cash or be able to obtain additional financings on favorable terms to pay asbestos related obligations or settlements should they occur. The ultimate outcome of any legal matter cannot be predicted with certainty. In light of the significant uncertainty associated with asbestos lawsuits, there is no guarantee that these lawsuits will not materially adversely affect our financial position, results of operations or liquidity. As of December 31, 2021, we recorded $129 and $709 within other accrued liabilities and other long-term liabilities, respectively, within our Consolidated Balance Sheet for estimated future claims. An insurance receivable of $129 and $709 was recorded within other current assets and other assets, net, respectively, within our Consolidated Balance Sheet as of December 31, 2021 for estimated insurance recoveries.

Environmental liability and compliance obligations may affect our operations and results.

Our manufacturing operations are subject to a variety of environmental laws and regulations as well as internal programs and policies governing:

●	air emissions;
●	wastewater discharges;
●	the storage, use, handling, disposal and remediation of hazardous substances, wastes and chemicals;
●	employee health and safety;

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

Over the last several years, stock markets in general, as well as the market price of our common stock, has been volatile and is likely to continue to be volatile and there has been limited trading volume in our stock. which may make it difficult for shareholders to sell common stock when they want to and at prices they find attractive. For example, our stock traded between a low sale price of $12.47 and a high sale price of $28.16 in 2021.

Our common stock market price could be subject to wide fluctuations in response to a variety of factors, including the following:

●	operating results that vary from our financial guidance or the expectations of securities analysts and investors;
●	performance of the major end markets we target including regulatory or other delays affecting our or our customers’ products;
●	the timing and announcement of strategic developments, acquisitions, or other material events by us or our competitors;
●	adverse or unfavorable publicity about our products, technologies or us;
●	downgrades of our stock by securities analysts or other unfavorable commentary or research;
●	additions or departures of key personnel; and
●	changes in general market conditions, global financial markets, and global economies.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, referred to as Section 404, the Company is required to include in our Annual Reports on Form 10-K, reports of our management and our independent registered public accounting firm on our internal control over financial reporting. While we have reported no “material weaknesses” in the Form 10-K for the fiscal year ended December 31, 2021, we cannot guarantee that we will not have material weaknesses in the future. Compliance with the requirements of Section 404 is expensive and time-consuming. If in the future we fail to complete this evaluation in a timely manner, or if we determine that we have a material weakness, we could be subject to regulatory scrutiny and a loss of public confidence in our internal control over financial reporting. In addition, any failure to establish an effective system of disclosure controls and procedures could cause our current and potential investors and customers to lose confidence in our financial reporting and disclosure required under the Securities Exchange Act of 1934, which could adversely affect our business and the market price of our common stock.

ITEM 1B. Unresolved Staff Comments

Not applicable.

ITEM 2. Properties

The Company leases nine facilities, six domestically and three internationally, as follows:

Location	Description	Annual Base Rent	Lease Expiration
Arden Hills, Minnesota	47,000 square foot manufacturing facility which also serves as Company's headquarters	$530	January 2022
Arden Hills, Minnesota	49,000 square foot manufacturing facility	$427	July 2023
Vadnais Heights, Minnesota	46,000 square foot manufacturing facility	$407	December 2022
DeKalb, Illinois	8,100 square foot facility housing Hearing Help Express's sales and administrative office and warehouse	$96	March 2022
Riverside, California	3,300 square foot housing Emerald Extrusion Services' administrative office and warehouse	$34	January 2022
Riverside, California	4,400 square foot manufacturing facility	$40	May 2024
Singapore	49,000 square foot facility housing production facilities, warehouse and administrative offices	$856	October 2025
Indonesia	29,000 square foot facility housing production facilities, warehouse and administrative offices	$95	April 2027
Germany	2,000 square foot facility housing sales and administrative offices	$32	June 2022

●	See Note 15 to the Company’s consolidated financial statements in Item 8 of this Annual Report on Form 10-K.

ITEM 3. Legal Proceedings

Asbestos Litigation

The Company is a defendant along with a number of other parties in lawsuits alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued heat technologies segment which was sold in March 2005. Due to the non-informative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. Certain insurance carriers have informed the Company that the primary policies for the period August 1, 1970-1978 have been exhausted and that the carriers will no longer provide defense and insurance coverage under those policies. However, the Company has other primary and excess insurance policies that the Company believes afford coverage for later years. Some of these other primary insurers have accepted defense and insurance coverage for these suits, or have accepted the tenders but asserted a reservation of rights, or have advised the Company that they need to investigate further. In addition, some of the primary and excess insurers have gone out of business, and thus coverage is not available. There are also primary policies for years earlier than 1970 that were purchased by the Company, and coverage under those policies will be investigated. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, the Company believes that it will have funds available for defense and insurance coverage under the non-exhausted primary and excess insurance policies. However, unlike the older policies, the more recent policies have deductible amounts for defense and settlements costs that the Company will be required to pay; accordingly, the Company expects that its litigation costs will increase in the future. Further, most of the policies covering later years (approximately 1984 and thereafter) have exclusions for any asbestos products or operations, and thus do not provide insurance coverage for asbestos-related lawsuits. The Company does not believe that the asserted exhaustion of some of the primary insurance coverage for the 1970-1978 period will have a material adverse effect on its financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits, and the significant number of policy years and policy limits under which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations. As of December 31, 2021, we recorded $129 and $709 within other accrued liabilities and other long-term liabilities, respectively, within our Consolidated Balance Sheet for estimated future claims. An insurance receivable of $129 and $709 was recorded within other current assets and other assets, net, respectively, within our Consolidated Balance Sheet as of December 31, 2021 for estimated insurance recoveries.

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

On July 26, 2021, the Company and the other defendants entered into a Class Action Settlement Agreement and Release (“Settlement Agreement”) with Hoffman for himself and on behalf of the settlement class relating to this matter. In entering into the Settlement Agreement, the Company and the other defendants are making no admission of liability. The Settlement Agreement was submitted to the Court for approval on July 28, 2021, which was granted. The Court set a fairness and final approval for January 5, 2022.

Pursuant to the Settlement Agreement, among other things, (a) the Company agreed to pay total cash consideration of $1.3 million into a settlement fund, and (b) Hoffman and the settlement class members agreed to a release of claims against the Company, Intricon, Inc. and HHE relating to any claim or potential claim relating to the marketing activities described in the complaint. The class members releasing claims include any person who received, on or after October 9, 2015, a non-emergency telephone call from or on behalf of HHE and whose contact information was received either directly or indirectly from Triangular (or its purported affiliated entity, LeadsCreations) and one other vendor who supplied phone numbers to HHE.

On January 5, 2022, the parties attended the Final Approval Hearing with the Court on the class settlement. The Court granted the motion for final approval of the class settlement and Plaintiff's Motion for Attorneys' Fees, Costs and Service Payment. The deadline to file a notice for appeal was February 4, 2022; no appeal was filed by that date, the Settlement Agreement became effective and the $1.3 million settlement fund payment was paid. The release will be effective as to all class members who did not validly opt out of the class, regardless of whether they file a claim form and receive a payment.

The $1.3 million settlement fund was fully accrued for in the Company’s Consolidated Balance Sheet in the second quarter ended June 30, 2021.

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

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 4A. Information about our Executive Officers

The names, ages and positions (as of March 1, 2022) of the Company's executive officers were as follows:

Name	Age	Position
Scott Longval	45	President and Chief Executive Officer
Annalee Lutgen	40	Interim Chief Financial Officer
Michael P. Geraci	63	Senior Vice President, Sales and Marketing
Dennis L. Gonsior	63	Senior Vice President, Global Operations

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

Ms. Lutgen was appointed as the Company's Interim Chief Financial Officer effective October 29, 2021. Ms. Lutgen joined the Company in April 2010 as Corporate Controller and was promoted to Director of Finance in 2013 and appointed as Treasurer in 2019. Prior to joining the Company, Ms. Lutgen was a manager with Grant Thornton. She is a Certified Public Accountant (Minnesota) and holds an MBA from St. Cloud State University.

Mr. Geraci joined the Company in October 1983. He has served as the Company’s Vice President of Sales and Marketing since January 1995. Mr. Geraci received a Bachelor of Science degree in Electrical Engineering from Bradley University and a Master of Business Administration from the University of Minnesota – Carlson School of Business.

Mr. Gonsior joined the Company in February 1982. He has served as the Company’s Vice President of Operations since January 1996. Mr. Gonsior received a Bachelor of Science degree from St. Cloud State University.

PART II

ITEM 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

The Company’s common stock is listed on the Nasdaq Global Market under the ticker symbol “IIN”.

The closing sale price of the Company’s common stock on February 28, 2022, was $23.93 per share.

At February 28, 2022, the Company had 287 shareholders of record of common stock. Such number does not reflect shareholders who beneficially own common stock in nominee or street name.

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

ITEM 6. [Reserved]

ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Company Overview

Intricon Corporation (together with its subsidiaries referred herein as the “Company”, or “Intricon”, “we”, “us” or “our”) is an international company and JDM of micromedical components, sub-assemblies and final devices. The Company serves as a JDM partner to leading medical device OEMs by designing, developing, engineering, manufacturing, packaging and distributing micromedical products for high growth markets, such as diabetes, peripheral vascular, interventional pulmonology, electrophysiology and hearing healthcare. Our mission is to improve, extend and save lives by advancing innovative micromedical technologies through joint development and manufacturing partnerships with industry leading medical device companies.

Selected Financial Data

Year Ended December 31,	2021	2020	2019	2018 (a)	2017(a)

Revenue, net	$125,206	$102,773	$113,493	$113,948	$86,954

Gross profit	31,385	26,175	30,986	36,231	25,270

Operating expenses	30,898	29,250	33,026	27,856	21,686

Interest (expense) income, net	(21)	331	920	(314)	(716)
Other (expense) income, net	(395)	316	(743)	(815)	(406)
Income (loss) from continuing operations before income taxes and discontinued operations	71	(2,428)	(1,863)	7,246	2,462

Income tax expense	(135)	(61)	(201)	(484)	(8)

(Loss) income from continuing operations before discontinued operations	(64)	(2,489)	(2,064)	6,762	2,454

Loss on disposal of discontinued operations	-	-	(1,116)	-	(164)
Loss from discontinued operations, net of income taxes	-	-	(597)	(1,215)	(1,170)
Net (loss) income	(64)	(2,489)	(3,777)	5,547	1,120
Less: Income (loss) allocated to non-controlling interest	42	35	-	-	(938)
Net (loss) income attributable to shareholders	$(106)	$(2,524)	$(3,777)	$5,547	$2,058

Basic (loss) income per share attributable to shareholders:
Continuing operations	$(0.01)	$(0.28)	$(0.23)	$0.89	$0.50
Discontinued operations	-	-	(0.20)	(0.16)	(0.20)
Net (loss) income	$(0.01)	$(0.28)	$(0.43)	$0.73	$0.30

Diluted (loss) income per share attributable to shareholders:
Continuing operations	$(0.01)	$(0.28)	$(0.23)	$0.78	$0.46
Discontinued operations	-	-	(0.20)	(0.14)	(0.18)
Net (loss) income	$(0.01)	$(0.28)	$(0.43)	$0.64	$0.28

Weighted average number of shares outstanding during year:
Basic	9,082	8,894	8,748	7,599	6,852
Diluted	9,082	8,894	8,748	8,630	7,307

Other Financial Highlights

Year Ended December 31,	2021	2020	2019	2018 (a)	2017 (a)

Working capital (b)	$54,169	$50,611	$53,349	$62,897	$8,985
Total assets	122,459	121,296	113,593	115,248	54,474
Long-term debt	-	-	-	-	9,321
Equity	93,750	91,199	90,492	91,974	21,439
Depreciation and amortization	5,541	4,622	3,277	2,891	2,134

(a)	In 2019, the Company classified its United Kingdom operations as discontinued operations. The Company revised its financial statements for all periods to reflect the discontinued operations.
(b)	Working capital is equal to current assets less current liabilities.

Overall Results

For fiscal year 2021, the Company experienced a 21.8 percent increase in net revenues driven by a combination of factors including strong growth in demand in our Diabetes business and a full year of sales derived from Emerald Medical Services Pte., Ltd., ("EMS"), acquired in May 2020. The Company derived net revenue of $14,573 in 2021 from EMS compared to $7,361 in 2020. The Company posted a net loss of $106 or $.01 per diluted share in 2021 compared to a net loss of $2,524 or $.28 per diluted share in 2020.

Results of Operations: 2021 Compared with 2020

Consolidated Net Revenue

Below is a summary of our revenue by main markets for the years ended December 31, 2021 and 2020:

			Change
	2021	2020	Dollars	Percent

Diabetes	$69,733	$59,311	$10,422	17.6%
Interventional Catheters	14,572	7,361	7,211	98.0%
Other Medical	14,084	12,365	1,719	13.9%
Hearing Health Value Based DTEC	3,479	4,430	(951)	(21.5)%
Hearing Health Value Based ITEC	8,048	5,558	2,490	44.8%
Hearing Health Legacy OEM	10,848	8,968	1,880	21.0%
Professional Audio Communications	4,442	4,780	(338)	(7.1)%
Total Net Revenue	$125,206	$102,773	$22,433	21.8%

In 2021, we experienced a 17.6 percent increase in diabetes medical net revenue driven by increased demand for products as COVID-19 restrictions eased and new products originally launched in 2020 being more widely distributed. Intricon has a strong presence in the diabetes market with its Medtronic partnership. The Company believes there are growth opportunities in this market that could benefit from the Company’s capabilities to develop devices that are more technologically advanced, smaller and lightweight.

Interventional catheters net revenues increased 98.0 percent, driven by a full year of sales from EMS, acquired in May 2020, and continued business growth within the existing customer base. Net revenues derived from EMS were $14,572 in 2021, compared to $7,361 in 2020.

Other medical net revenue increased 13.9 percent compared to 2020. The increase was driven by commercialization of newly developed products as the Company continues to expand its surgical navigation product offering.

Net revenue in our hearing health direct-to-end-consumer (DTEC) business for the year ended December 31, 2021 decreased 21.5 percent compared to the same period in 2020 due to reduced investment and strategic restructuring of the business that began in the second quarter of 2020.

Net revenue in our hearing health indirect-to-end-consumer (ITEC) business for the year ended December 31, 2021 increased 44.8 percent compared to the same period in 2020. The revenue increase was largely attributed to the launch of a customer OTC hearing aid pilot program which began early in 2021.

Net revenue in our hearing health legacy OEM business for the year ended December 31, 2021 increased 21.0 percent compared to the same period in 2020 due to increasing international orders for hearing aids and hearing aid accessories as COVID-19 restrictions started easing.

As it relates to our overall hearing health business, we believe the FDA has been delayed in promulgating regulations regarding OTC hearing aids due to COVID-19 priorities. This delay has had an adverse impact on hearing health markets over the course of 2021. The Company is optimistic about the progress that has been made and the long-term prospects of the value-based hearing healthcare market. Market dynamics, such as low penetration rates, an aging population, regulatory scrutiny, and the need for reduced cost and convenience, have resulted in the emergence of alternative care models, including the DTEC channel and pending over-the-counter channel. Intricon believes it is very well positioned to serve these value-based hearing healthcare market channels. The Company believes long-term success in the hearing health market will largely be driven by the indirect-to-end consumer channel. As such, the Company continues to prioritize investments to more clearly focus on securing high-profile partners that value our ability to deliver an “eco-system of care” platform, which includes superior hearing aids, self-fitting software and customer care to the U.S. market.

Net revenue in the professional audio device sector decreased 7.1 percent in 2021 compared to the same period in 2020 due to order delays as a result of the COVID-19 pandemic's continuing effect on the Singapore government. Intricon will continue to leverage its core technology in professional audio to support existing customers, as well as pursue related hearing health and medical product opportunities.

Gross Profit

Gross profit, both in dollars and as a percent of revenue, for the years ended December 31, 2021 and 2020, were as follows:

	2021		2020		Change
		Percent		Percent
	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Gross Profit	$31,385	25.1%	$26,175	25.5%	$5,210	19.9%

Our 2021 gross profit increased by $5,210, primarily due to higher sales volumes. However, gross profit as a percentage of revenue decreased slightly over the prior year due to supply chain and labor market inefficiencies throughout 2021.

Sales and Marketing, General and Administrative and Research and Development Expenses

Sales and marketing, general and administrative and research and development expenses for the years ended December 31, 2021 and 2020 were:

	2021		2020		Change
		Percent		Percent
	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and Marketing	$8,275	6.6%	$6,671	6.5%	$1,604	24.0%
General and Administrative	16,579	13.2%	15,007	14.6%	1,572	10.5%
Research and Development	5,315	4.2%	5,248	5.1%	67	1.3%
Other Operating Expenses	729	0.6%	660	0.6%	69	10.5%
Restructuring Charges	-	0.0%	1,171	1.1%	(1,171)	(100.0)%
Acquisition Costs	-	0.0%	493	0.5%	(493)	(100.0)%

Sales and marketing expenses increased from the prior year due to the Company's continued expansion of its business development function, an increase in internal sales compensation tied to year-over-year sales improvement and the reclassification of $792 of technology intangible amortization expense from research and development expenses to sales and marketing expenses in 2021.

General and administrative expenses increased from the prior year primarily due to bonus compensation, a full year of expenses attributable to EMS and one-time charges associated with the CFO transition.

Research and development expenses were in line with the prior year.

Other operating expenses remained relatively consistent over the prior year. However, there were several notable items impacting both periods. In 2021, the Company incurred $1,468 in one-time charges for settlement payments, legal fees and associated costs for settling the TCPA litigation related to the class action lawsuit against HHE for automated telemarketing calls to a number in the Do-Not-Call registry. These charges were partially offset by a reduction in the fair value of contingent consideration liabilities in connection with the acquisition of EMS for $739.

In 2020, $660 of other operating expenses were due to changes in the fair value of contingent consideration related to the purchase of EMS.

Restructuring charges of $1,171 in 2020 were related to the strategic restructuring plan completed in June of 2020 to focus resources on our highest potential growth business lines.

Acquisition costs of $493 in 2020 included legal and financial services that were associated with the purchase of EMS in May of 2020.

Interest (Expense) Income, net

Interest expense for 2021 was ($21) compared to interest income of $331 in 2020. The change was primarily due to a reduction in interest rates adversely impacting the return on our investment securities.

Other (Expense) Income, net

In 2021, other expense was $395 compared to $316 of other income in 2020. The decrease over the prior year was primarily due to Singapore government funds paid to our subsidiaries for COVID-19 relief in 2020.

Income Tax Expense

Income taxes were as follows:

	2021	2020
Income tax expense	$135	$61
Percentage of income tax expense of income (loss) before income taxes	(190.14)%	2.51%

The expense in 2021 and 2020 were primarily due to foreign taxes on international operations. The Company is in a net operating loss (“NOL”) position for US federal and state income tax purposes, but our deferred tax asset related to the NOL carry forwards has been largely offset by a full valuation allowance. We incur minimal income tax expense for domestic operations. We have approximately $35,933 of gross NOL carry forwards available to offset future U.S. federal income taxes that begin to expire in 2023.

Net loss and non-GAAP adjusted net income

Net loss and non-GAAP adjusted net income are as follows:

	Fiscal Year Ended
	December 31,	December 31,
	2021	2020
Net loss - GAAP attributable to Intricon	$(106)	$(2,524)
Identified adjustments attributable to Intricon:
Depreciation (1)	3,167	3,017
Amortization of intangibles (2)	2,007	1,456
Stock-based compensation (3)	1,925	1,982
Other amortization (4)	367	150
Legal settlement and related fees (5)	1,468	530
Fair value of contingent consideration (6)	(739)	660
COVID-19 Singapore government support (7)	(185)	(779)
Executive transition costs (8)	649	843
EMS acquisition costs (9)	-	493
Restructuring charges (10)	-	1,171
Non-GAAP adjusted net income attributable to Intricon (11)	$8,553	$6,999

Average basic shares outstanding	9,082	8,894
Average diluted shares outstanding	9,613	9,312
Non-GAAP adjusted net income attributable to Intricon per diluted share	$0.89	$0.75

(1) Depreciation represents the expense of property, plant and equipment.
(2) These expenses represent amortization expenses of intangible assets.
(3) Stock-based compensation represents expenses related to awards under the Company's equity incentive plans.
(4) These expenses represent amortization of other assets.

(5) The Company's subsidiary, Hearing Help Express, Inc., settled its Telephone Consumer Protection Act litigation in the second quarter of 2021 for $1,300.  The settlement will be paid during the 2022 first quarter.  Additional fees included herein relate to the legal fees associated with the TCPA defense.

(6) These expenses represent changes in the fair value of contingent consideration in the period for the purchase of EMS.
(7) Singapore Government provided COVID-19 financial assistance to our Singapore subsidiaries during the periods.

(8) Executive transition costs include; (i) a payment of $390 (equal to one year's salary and other benefits) and $259 of RSUs issued to our former CFO in 2021 and (ii) a payment of $443 (equal to one year's salary) and issuance of $400 of RSUs to our retiring CEO, Mark Gorder in 2020.

(9) In May of 2020, the Company acquired EMS and recorded $493 in acquisition related costs in the 2020 second quarter.

(10) On May 20, 2020, the Company announced a strategic restructuring plan designed to accelerate the Company’s future growth by focusing resources on the highest potential growth areas. Total restructuring charges for the nine months ended September 30, 2020 were $1,171, including $732 related to one-time employee termination benefits, $326 for lease modification costs at Hearing Help Express and $113 for losses on disposal of assets.

(11) None of these adjustments have a material income tax impact.

This Report contains financial measures that have not been calculated in accordance with accounting principles generally accepted in the U.S. (GAAP). These non-GAAP measures include:

●	Non-GAAP adjusted net income
●	Non-GAAP adjusted net income per diluted share

These non-GAAP financial measures reflect adjustments for expenses and gains that we believe do not reflect the Company’s core operating performance. We have presented these non-GAAP financial measures because we believe this presentation, when reconciled to the corresponding GAAP measures, provides useful information to investors in evaluating our operational performance. Management uses these non-GAAP measures internally to evaluate our performance and in making financial, operational and planning decisions, including with respect to incentive compensation. We  believe that the presentation of these measures provides investors with greater transparency with respect to our results of operations and that these measures are useful for period-to-period comparison of results and trends. We further believe that the use of these non-GAAP financial measures provides an additional tool for investors in comparing our financial results with the financial results of other companies.

We periodically reassess the components of non-GAAP adjustments for changes in how we evaluate Intricon’s performance, changes in how we makes financial and operational decisions, and considers the use of these measures by our competitors and peers to ensure the adjustments are still relevant and meaningful.

Non-GAAP financial measures should not be used as a substitute for GAAP measures, or considered in isolation, for the purpose of analyzing our operating performance. The presentation of these non-GAAP financial measures should not be construed as an inference that future results will not be affected by similar items.

Liquidity and Capital Resources

The Company believes we continue to maintain adequate liquidity to operate our businesses. As of December 31, 2021, we had approximately $5,584 of cash and cash equivalents as well as $19,420 of short-term investment securities maturing within the next twelve months for a total of $25,004 of liquid capital. Sources of our cash for the year ended December 31, 2021 were from our operating activities, as described below. For the last two years, cash has been used to support the Company's growth, including the acquisition of EMS, as well as purchases of equipment to support growth.

Consolidated net working capital increased to $54,169 as of December 31, 2021 from $50,611 at December 31, 2020. Our cash flows from operating, investing and financing activities, as reflected in the statement of cash flows for the years ended December 31, are summarized as follows:

	2021	2020
Cash provided by (used in) continuing operations:
Operating activities	$438	$5,613
Investing activities	(2,224)	(3,504)
Financing activities	(1,152)	(1,992)
Effect of exchange rate changes on cash	(113)	(2)
Net (decrease) increase in cash from continuing operations	(3,051)	115
Cash provided by discontinued operations, net	-	3
Net (decrease) increase in cash	$(3,051)	$118

Operating Activities. Cash provided by operating activities of continuing operations was $5,175 lower than in 2020. The variance to the prior year was primarily attributable to $6,830 in higher net outflows from operating assets and liabilities compared to the prior year, primarily attributable to $7,195 increase in net cash outflows as a result of changes in inventories and contract assets, driven by new product offerings and supply chain inefficiencies. This was partially offset by cash earnings (income from continuing operations plus non-cash adjustments) being $1,655 higher than the prior year, driven primarily by easing COVID restrictions, resulting in strong demand and no restructuring costs in the current year, which were $1,171 in 2020.

Cash generated from operations may be affected by a number of factors. See “Forward Looking Statements” and “Item 1A Risk Factors” contained in this Form 10-K for a discussion of some of the factors that can negatively impact the amount of cash we generate from our operations.

Investing Activities. In 2021, net cash used in investing activities was $2,224, compared to $3,504 in 2020. The variance of $1,280 was primarily due to $7,128 of cash paid for the purchase of EMS in 2020 and a decrease of $1,125 in capital expenditures in 2021 compared to 2020.

Financing Activities. In 2021, net cash used in financing activities were $1,152, compared to $1,992 in 2020. The decrease in cash used of $840 was primarily related to the timing of payments for intangible assets, slightly offset by higher payments in 2021 for contingent consideration liabilities related to the acquisition of EMS.

Credit Facilities

Intricon had $14,294 and $14,347 of borrowing capacity under its credit facilities as of December 31, 2021 and 2020, respectively. During 2021 and 2020, we did not borrow on any of our available facilities.

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

The Company was in compliance with all applicable covenants under the credit facility as of December 31, 2021.

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

Contractual Obligations

The following table represents our contractual obligations and commercial commitments, excluding interest expense, as of December 31, 2021.

	Payments Due by Period
Contractual Obligations	Total	Less than 1 Year	1-3 Years	4-5 Years	More than 5 Years
Pension and other postretirement benefit obligations	$1,270	$177	$300	$237	$556
Leases	5,703	2,055	2,638	1,010	-
Contingent consideration liability	1,783	148	1,635	-	-
Technology access liability	1,034	493	541	-	-
Total contractual obligations	$9,790	$2,873	$5,114	$1,247	$556

Foreign Currency Fluctuation

Generally, the effect of changes in foreign currencies on our results of operations is partially or wholly offset by our ability to make corresponding price changes in the local currency. From time to time, the impact of fluctuations in foreign currencies may have a material effect on the financial results of the Company. Foreign currency transaction amounts included in the statements of operations include losses of $173 and $131 in 2021 and 2020 respectively. See Note 16 to the Company’s consolidated financial statements included herein.

Off-Balance Sheet Obligations

We had no material off-balance sheet obligations as of December 31, 2021.

Related Party Transactions

We had no reportable related party transactions in 2021 or 2020.

Litigation

For a discussion of litigation, see “Item 3. Legal Proceedings” and Note 19 to the Company’s consolidated financial statements included herein.

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

Intangible Assets

The Company has definite-lived technology and customer relationship intangible assets that are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable. The Company evaluated the recoverability of its technology intangible assets due to delays in clinical trials to obtain the approval for new hearing products as well as the delay in the promulgation of the OTC regulations. The Company’s evaluation of the recoverability of technology intangible assets involves the comparison of undiscounted future cash flows expected to be generated by the products using these technologies over the remaining useful life of the technology assets to their respective carrying amounts. The Company’s recoverability analysis requires management to make significant estimates and assumptions related to future cash flows, timing of the OTC regulations and the remaining useful life of the assets. Significant changes in any of these estimates and assumptions could affect the cash flows used in evaluating recoverability.

The Company concluded that no impairment of intangible assets occurred during the years ended December 31, 2021 and December 31, 2020.

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

Significant changes in our actual or forecasted revenues could affect the discounted cash flows used in revaluing the contingent consideration to fair value each reporting period. As of December 31, 2021, a 10 percent increase and a 10 percent decrease in forecasted revenues would result in an 8 percent increase and an 8 percent decrease, respectively, in the fair value of the contingent consideration. Subsequent revaluations of the contingent consideration liability after the acquisition date have generally resulted in decreases to the fair value of the liability principally due to updated revenue forecasts, as a result of the delays in FDA approval for specific products related to the contingent consideration.

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

ITEM 8. Financial Statements and Supplementary Data

Table of Contents to the Financial Statements
Management's Report on Internal Control over Financial Reporting
Report of Independent Registered Public Accounting Firm (PCAOB ID No. 34)
Consolidated Statements of Operations
Consolidated Statements of Comprehensive Income (Loss)
Consolidated Balance Sheets
Consolidated Statements of Cash Flows
Consolidated Statements of Equity
Notes to Consolidated Financial Statements

Management’s Report on Internal Control over Financial Reporting

Management of Intricon Corporation and its subsidiaries (the "Company”) is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) of the Securities Exchange Act of 1934. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that (1) pertain to maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021, using criteria set forth in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this assessment, the Company’s management believes that, as of December 31, 2021, the Company’s internal control over financial reporting was effective based on those criteria.

The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2021, as stated in the Report of Independent Registered Public Accounting Firm appearing under Item 8.

There were no changes in our internal control over financial reporting during the most recent fiscal quarter covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Intricon Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Intricon Corporation (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of operations, comprehensive income (loss), cash flows, and equity for the period ended December 31, 2021, and the related notes (collectively referred to as the "consolidated financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 7, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Intangible Assets — Refer to Notes 1 and 10 to the financial statements.

Critical Audit Matter Description

The Company has technology assets that are definite-lived intangible assets. As of December 31, 2021, the carrying value of these intangible assets are $3.9 million. The Company’s intangible assets are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable. The Company evaluated the recoverability of its technology intangible assets due to delays in clinical trials and approval of hearing products. The Company’s evaluation of the recoverability of technology intangible assets involves the comparison of undiscounted future cash flows expected to be generated by the products using these technologies over the remaining useful life of the technology assets to their respective carrying amounts. The Company’s recoverability analysis requires management to make significant estimates and assumptions related to future cash flows over the remaining useful life of the assets.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the future cash flows over the remaining useful life of the technology intangible assets included the following, among others:

●	We tested the effectiveness of controls over the review of the business assumptions related to the forecasted undiscounted future cash flows used in impairment testing.
●	We evaluated the reasonableness of management’s forecasts of undiscounted future cash flows by comparing management’s projections to the Company’s historical results.
●

Due to the lack of historical experience available for the new product line, we evaluated the reasonableness of management’s revenue, gross margin and operating expense forecasts of the new product line by comparing the forecasts to (1) the historical operating results of the Company’s similar existing products, (2) internal communications from management to the board of directors, (3) executed and draft sales agreements, (4) external communications made by management to analysts and investors, and (5) industry and third party information related to the potential market.

●

We evaluated the sensitivity of the assumptions that impact the overall outcome of the cash flow model, including projected revenue growth, margin and cost rates, timing of FDA approval and timing of branding partner identification.

●	We evaluated whether the estimated future cash flows over the remaining useful life were consistent with evidence obtained in other areas of the audit.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

March 7, 2022

We have served as the Company's auditor since 2020.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of Intricon Corporation

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of Intricon Corporation (the “Company”) as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2021, of the Company and our report dated March 7, 2022, expressed an unqualified opinion on those financial statements.

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

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

March 7, 2022

INTRICON CORPORATION
Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

Year Ended December 31,	2021	2020

Revenue, net	$125,206	$102,773
Cost of goods sold	93,821	76,598
Gross profit	31,385	26,175

Operating expenses:
Sales and marketing	8,275	6,671
General and administrative	16,579	15,007
Research and development	5,315	5,248
Other operating expenses	729	660
Restructuring charges	-	1,171
Acquisition costs	-	493
Total operating expenses	30,898	29,250
Operating income (loss)	487	(3,075)

Interest (expense) income, net	(21)	331
Other (expense) income, net	(395)	316
Income (loss) before income taxes	71	(2,428)
Income tax expense	135	61
Net loss	(64)	(2,489)
Less: Income allocated to non-controlling interest	42	35
Net loss attributable to Intricon shareholders	$(106)	$(2,524)

Loss per share attributable to Intricon shareholders:
Basic	$(0.01)	$(0.28)
Diluted	(0.01)	(0.28)

Average shares outstanding:
Basic	9,082	8,894
Diluted	9,082	8,894

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Year Ended December 31,
	2021	2020
Net loss	$(64)	$(2,489)
Unrealized foreign currency translation adjustment	24	59
Realized pension and postretirement obligations	83	20
Other	179	(238)
Comprehensive income (loss)	$222	$(2,648)

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

	December 31,	December 31,
	2021	2020
Current assets:
Cash and cash equivalents	$5,584	$8,608
Restricted cash	645	672
Short-term investment securities	19,420	19,793
Accounts receivable, less provision for doubtful accounts of $69 at December 31, 2021 and $210 at December 31, 2020	8,257	10,115
Inventories	24,456	19,513
Contract assets	11,455	9,107
Other current assets	4,564	1,466
Total current assets	74,381	69,274

Property, plant and equipment	48,208	45,661
Less: Accumulated depreciation	34,371	31,484
Net property, plant and equipment	13,837	14,177

Goodwill	13,873	13,714
Intangible assets	8,999	10,785
Operating lease right-of-use assets, net	5,138	6,701
Investment in partnership	473	570
Long-term investment securities	4,558	5,085
Other assets, net	1,200	990
Total assets	$122,459	$121,296

Current liabilities:
Current financing leases	$4	$21
Current operating leases	1,807	2,156
Accounts payable	9,398	8,670
Accrued salaries, wages and commissions	5,185	3,581
Other accrued liabilities	3,818	4,235
Total current liabilities	20,212	18,663

Noncurrent operating leases	3,431	4,726
Pension and postretirement benefit obligations	1,093	1,292
Deferred tax liabilities, net	873	1,018
Other long-term liabilities	3,100	4,398
Total liabilities	28,709	30,097
Commitments and contingencies (Note 20)
Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 9,179 and 8,951 shares issued and outstanding at December 31, 2021 and December 31, 2020 respectively	9,179	8,951
Additional paid-in capital	91,785	89,702
Accumulated deficit	(6,916)	(6,810)
Accumulated other comprehensive loss	(393)	(679)
Total shareholders' equity	93,655	91,164
Non-controlling interest	95	35
Total equity	93,750	91,199
Total liabilities and equity	$122,459	$121,296

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Statements of Cash Flows
(In Thousands)

Year Ended December 31,	2021	2020
Cash flows from operating activities:
Net loss	$(64)	$(2,489)
Adjustments to reconcile net loss from continuing operations to net cash provided by operating activities:
Depreciation and amortization	5,541	4,622
Equity in loss of partnership	210	125
Stock-based compensation	2,184	2,382
Change in fair value of contingent consideration	(739)	660
Provision for doubtful accounts	(141)	(115)
Loss on disposal of assets	18	169
Changes in operating assets and liabilities:
Accounts receivable	2,034	456
Inventories	(4,907)	(1,190)
Contract assets	(2,348)	1,130
Other assets	(3,412)	554
Accounts payable	583	(2,105)
Accrued expenses	2,314	1,745
Other liabilities	(835)	(331)
Net cash provided by operating activities of continuing operations	438	5,613
Net cash provided by operating activities of discontinued operations	-	3
Net cash provided by operating activities	438	5,616

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,504)	(3,629)
Payments for acquisition of a business	-	(7,128)
Payments for acquisition of intangible assets	(221)	-
Purchase of investment securities	(24,763)	(19,941)
Proceeds from maturities of investment securities	25,422	27,194
Investment in partnership	(158)	-
Net cash used in investing activities	(2,224)	(3,504)

Cash flows from financing activities:
Payment of financing leases	(23)	(96)
Payments for contingent consideration liabilities	(1,052)	(500)
Payments on liabilities for acquisition of intangible assets	(204)	(1,387)
Exercise of stock options and employee stock purchase plan shares	471	237
Withholding of common stock upon vesting of restricted stock units	(344)	(246)
Net cash used in financing activities	(1,152)	(1,992)

Effect of exchange rate changes on cash	(113)	(2)

(Decrease) increase in cash and cash equivalents	(3,051)	118
Cash and cash equivalents, beginning of period	9,280	9,162

Cash and cash equivalents, end of period	$6,229	$9,280

(See accompanying notes to the consolidated financial statements)

INTRICON CORPORATION
Consolidated Statements of Equity
(In Thousands)

	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive (Loss) Income	Non-Controlling Interest	Total Equity
Balances December 31, 2019	8,781	$8,781	$86,770	$(4,286)	$(520)	$(253)	$90,492
Exercise of stock options, net	37	37	(5)	-	-	-	32
Withholding of common stock upon vesting of restricted stock units	37	37	(283)	-	-	-	(246)
Shares issued under the employee stock purchase plan	16	16	189	-	-	-	205
Acquisition of Emerald Medical Services	80	80	902	-	-	-	982
Controlling interest acquired in subsidiary	-	-	(253)	-	-	253	-
Stock-based compensation	-	-	2,382	-	-	-	2,382
Net (loss) income	-	-	-	(2,524)	-	35	(2,489)
Comprehensive loss	-	-	-	-	(159)	-	(159)
Balances December 31, 2020	8,951	$8,951	$89,702	$(6,810)	$(679)	$35	$91,199
Exercise of stock options, net	107	107	137	-	-	-	244
Withholding of common stock upon vesting of restricted stock units	109	109	(453)	-	-	-	(344)
Shares issued under the employee stock purchase plan	12	12	215	-	-	-	227
Stock-based compensation	-	-	2,184	-	-	-	2,184
Net (loss) income	-	-	-	(106)	-	42	(64)
Other	-	-	-	-	-	18	18
Comprehensive income	-	-	-	-	286	-	286
Balances December 31, 2021	9,179	$9,179	$91,785	$(6,916)	$(393)	$95	$93,750

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

Business Combinations – The Company records acquisitions in accordance with ASC 805, Business Combinations, with identifiable assets acquired and liabilities assumed recorded at their estimated fair values on the acquisition date. The excess of the purchase price over the estimated fair values of the net tangible and net intangible assets acquired is recorded as goodwill. The application of ASC 805, Business Combinations requires management to make significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between goodwill and assets that are depreciated and amortized. Our estimates are based on historical experience, information obtained from the management of the acquired companies and, when appropriate, include assistance from independent third-party appraisal firms. These estimates are inherently uncertain and unpredictable. In addition, unanticipated events or circumstances may occur which may affect the accuracy or validity of such estimates. See Note 2 for additional detail on the Emerald Medical Services Pte., ("EMS") business combination.

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

Segment Disclosures – Operating segments are identified as components of an enterprise about which separate financial information is available for evaluation by the chief operating decision-maker (“CODM”) in making decisions regarding resource allocation and assessing performance. The CODM uses net income as our primary measure of performance. We view our operations and manage our business as one operating segment.

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

Individual promised goods and services in a contract are considered a performance obligation and accounted for separately if the customer can benefit from the good or service on its own or with other resources that are readily available to the customer and the good or service is separately identifiable from other promises in the arrangement. When an arrangement includes multiple performance obligations, the consideration is allocated between the performance obligations in proportion to their stand-alone selling price. Costs related to products delivered are recognized in the period incurred, unless criteria for capitalization of costs are met. Cost of goods sold consist primarily of direct labor, manufacturing overhead, materials and components.

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

Performance obligations - A performance obligation is a promise in a contract to transfer a distinct good or service to the customer. A contract’s transaction price is allocated to each distinct performance obligation in proportion to the standalone selling price for each and recognized as revenue when, or as, the performance obligation is satisfied. The Company’s various performance obligations and the timing or method of revenue recognition in each of the Company’s markets are discussed below.

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

The Company reviews the fair value hierarchy classification on a quarterly basis. Changes in the ability to observe valuation inputs may result in a reclassification of levels for certain securities within the fair value hierarchy. The Company’s policy is to recognize transfers into and out of levels within the fair value hierarchy at the end of the fiscal quarter in which the actual event or change in circumstances that caused the transfer occurs. There were no transfers between Level 1, Level 2, or Level 3 during the years ended December 31, 2021 and 2020. When a determination is made to classify an asset or liability within Level 3, the determination is based upon the significance of the unobservable inputs to the overall fair value measurement.

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

Investment Securities – The Company invests in commercial paper, corporate notes and bonds with original maturities of less than two years. The Company classifies these investments as held to maturity based on our intent and ability to hold these investments until maturity. Investments are classified current if expected to mature within the next twelve months. These investments are recorded at amortized cost, which approximates fair value, using level 2 inputs. Investment income included in interest (expense) income, net on the Consolidated Statement of Operations was $72 and $423 during 2021 and 2020, respectively.

Accounts Receivable – Amounts recorded in receivables, net, on the Consolidated Balance Sheet include amounts billed and currently due from customers. The amounts due are stated at their net estimated realizable value. A provision for doubtful accounts is maintained to provide for the estimated amount of receivables that will not be collected. The Company reviews customers’ credit history before extending unsecured credit and establishes an allowance for uncollectible accounts based upon factors surrounding the credit risk of specific customers, historical trends and other information. Invoices are generally due 30 days after presentation. Accounts receivable over 30 days are considered past due. The Company does not accrue interest on past due accounts receivable. Receivables are written off once all collection attempts have failed and are based on individual credit evaluation and specific circumstances of the customer. The provision for doubtful accounts balance was $69 and $210 as of December 31, 2021 and 2020, respectively.

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

Property, Plant, and Equipment – Property, plant, and equipment are carried at cost. Depreciation is computed on a straight-line basis using estimated useful lives of 3 to 12 years. Leasehold improvements are amortized using the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Improvements are capitalized and expenditures for maintenance, repairs and minor renewals are charged to expense when incurred. At the time assets are retired or sold, the costs and accumulated depreciation are eliminated and the resulting gain or loss, if any, is reflected in the Consolidated Statement of Operations. Depreciation expense was $3,167 and $3,017 for the years ended  December 31, 2021 and 2020, respectively.

Goodwill - Goodwill is reviewed for impairment annually as of October 31, or more frequently if changes in circumstances or the occurrence of events suggest impairment exists. The Company may apply a qualitative assessment to determine if it is more likely than not that goodwill is impaired. If the Company does not pass the qualitative assessment, or choses to skip the assessment, it performs a test comparing fair value of a reporting unit to its carrying value. The Company would need to recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value.

The Company concluded that no impairment of goodwill occurred during the year ended December 31, 2021 or 2020.

Intangible Assets - The Company has definite-lived technology and customer relationship intangible assets that are evaluated for impairment periodically or when events or changes in circumstances indicate that the carrying amount of the intangible assets may not be recoverable. The Company evaluated the recoverability of its technology intangible assets due to delays in clinical trials to obtain the approval for new hearing products as well as the delay in the promulgation of the OTC regulations. The Company’s evaluation of the recoverability of technology intangible assets involves the comparison of undiscounted future cash flows expected to be generated by the products using these technologies over the remaining useful life of the technology assets to their respective carrying amounts. The Company’s recoverability analysis requires management to make significant estimates and assumptions related to future cash flows and the remaining useful life of the assets.

The Company concluded that no impairment of intangible assets occurred during the year ended December 31, 2021 or 2020.

Long-lived Assets – Long-lived assets are recorded at cost. The Company assesses the carrying amount for impairment when events or changes in circumstances indicate that the carrying amount may not be recoverable. This assessment includes certain assumptions related to future needs for the asset to help generate future cash flow. Changes in those assessments, future economic conditions or technological changes could have a material adverse impact on the carrying value of these assets. As of December 31, 2021 and 2020 the Company has determined that no impairment of long-lived assets exists.

Leases – At inception of a contract a determination is made whether an arrangement meets the definition of a lease. A contract contains a lease if there is an identified asset and the Company has the right to control the asset. Operating leases are recorded as right-of-use (“ROU”) assets with corresponding current and noncurrent operating lease liabilities on our Consolidated Balance Sheets. Financing leases are included within property, plant, and equipment with corresponding current and noncurrent financing lease liabilities on our Consolidated Balance Sheets.

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

Investment in Partnership – Certain of the Company’s investments in equity securities are long-term, strategic investments in companies. Depending on whether the Company has significant influence over the entity, the Company accounts for these investments under the cost or equity method of accounting. Under the cost method, the Company records the investment at the amount the Company paid and recognizes income as dividends are paid. Under the equity method, the Company records the investment at the amount the Company paid and adjusts for the Company’s share of the investee’s income or loss and dividends paid. The investments are reviewed quarterly for changes in circumstances or the occurrence of events that suggest the Company’s investment may not be recoverable.

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

Income Taxes – Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, operating losses and tax credit carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Valuation allowances are established to the extent the future benefit from the deferred tax assets realization is more likely than not unable to be realized. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At December 31, 2021 and 2020, the Company had no accrual for the payment of tax related interest and there was no tax interest or penalties recognized in the Consolidated Statements of Operations. The Company’s federal and state tax returns are potentially open to examinations for fiscal years 2003-2005, 2009-2013, 2016 and 2018.

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

Stock Based Compensation and Equity Plans – Under the Company stock-based compensation plans, executives, employees and outside directors receive awards of options to purchase common stock and restricted stock units. Under all awards, the terms are fixed at the grant date. For stock options, the exercise price equals the market price of the Company’s stock on the date of the grant. Options under the plans generally vest over three years and have a maximum term of 10 years. The Company expenses grant-date fair values of stock options, based on the Black-Scholes model, ratably over the vesting period of the related share-based award. Restricted stock units are valued based on the closing stock price on the date of the grant and are expensed evenly over the vesting period. The restricted stock units vest in equal, annual installments over a three-year period beginning on the first anniversary of the date of grant at which time common stock is issued with respect to vested units. The plans also permit the granting of stock awards, stock appreciation rights, restricted stock and other equity-based awards.

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

Advertising Costs – Advertising costs amounted to $291 and $644 in 2021 and 2020, respectively, and are charged to expense when incurred.

Research and Development Costs – Research and development costs, net of customer funding, amounted to $5,315 and $5,248 in 2021 and 2020, respectively, and are charged to expense when incurred, net of customer funding. The Company accrues proceeds received under governmental grants when earned and estimable as a reduction to research and development expense.

Customer Funded Tooling Costs – The Company designs and develops molds and tools for reimbursement on behalf of several customers. The Company does not consider tooling transactions as ongoing central operations of the Company, and therefore, customer payments are not included in revenue in the Consolidated Statements of Operations. Costs associated with the design and development of the molds and tools are charged to expense, net of the customer reimbursement amount. Net customer funded tooling resulted in expenses of $552, and $387 for the years ended December 31, 2021 and 2020, respectively, and is included in cost of goods sold in the Consolidated Statements of Operations.

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

Comprehensive Income (Loss) – Comprehensive income (loss) consists of net income (loss), pension and post-retirement obligations and foreign currency translation adjustments and is presented in the consolidated statements of comprehensive (loss) income.

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

Reclassification - Certain prior year amounts have been reclassified for consistency with the current year presentation. The adjustments include (1) the additional revenue market of Interventional Catheters which was reclassified from Other Medical in Footnote 4 Revenue Recognition, and (2) the addition of Acquisition costs as a separate line item from Other operating expenses within Operating Expenses on the Consolidated Statement of Operations, and (3) the line items Other postretirement benefit obligations and Accrued pension liabilities reported separately in the prior year have been combined and reported in the current year as Pension and postretirement benefit obligations. These reclassifications had no impact on the reported results of operations.

Recent Accounting Pronouncements

In April 2020, the FASB issued ASU 2020-04, Reference Rate Reform Topic 848, which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. Topic 848 provides optional expedients and exceptions for applying U.S. GAAP to transactions affected by reference rate reform if certain criteria are met. ASU 2020-04 is effective as of March 12, 2020. This standard update did not have a material impact on our financial position, results of operations and cash flow.

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

The total purchase price of $11,815 consisted of a cash payment paid at closing of $7,128, including a post-closing working capital adjustment of $291, the issuance of 80 thousand shares of the Company’s common stock valued at $982 issued at closing, which shares will be held in an escrow account for a period of 18 months to resolve any post-closing claims by the Buyer, as well as a liability for contingent consideration of $3,414. The liability for contingent consideration consisted of a cash payment of $500 payable in the event that regulatory approval in Japan was obtained for a particular product within twelve months of closing, an earn-out payment of between $333 and $1,000 if EMS has net revenues ranging from $9.0 million to $11.0 million during the first year after closing, and additional earn-out payments equal to 28% of all EMS net revenues arising from the sale of certain products or to certain customers for each of the first three years after closing. The liability for contingent consideration is a fair value measurement based on various level 3 inputs using a scenario-based method. The key assumptions included forecasts of future revenues and the selection of the discount rate for the contingent consideration liability. The liability for contingent consideration is subject to fair value adjustments each reporting period that will be recognized through the statement of operations.Japan regulatory approval resulted in a cash payment of $500 to the sellers under the EMS purchase agreement during the fourth quarter of 2020. In addition, a cash payment of $1,000 was made to the sellers in July 2021 for meeting certain first year revenue goals. As of December 31, 2021 the remaining contingent consideration liability consisted of 28% of all EMS net revenues arising from the sale of certain products or to certain customers for the second and third year periods.

At the time of the acquisition, May 18, 2020, certain Level 3 inputs were used to determine the fair value measurement of the contingent consideration liability. These included revenue volatility of 20%, weighted average cost of capital of 25% and a discount rate of 3.5%. None of these inputs have changed as of December 31, 2021. Significant increases or decreases in these inputs in isolation could result in a significant impact on our fair value measurement.

The reconciliation of the contingent consideration liability measured and carried at fair value on a recurring basis is as follows:

Carrying amount at December 31, 2019	$-
Addition for acquisition of Emerald Medical Services	3,414
Change in fair value	660
Less payments	(500)
Carrying amount at December 31, 2020	$3,574
Change in fair value	(739)
Less payments	(1,052)
Carrying amount at December 31, 2021	$1,783

Since the acquisition, the Company has paid $1,552 of the original contingent consideration liabilities. As of December 31, 2021, approximately $1,783 remains contingent on future performance. During the period ended December 31, 2020, we recorded an increase of $660 to the fair value of contingent consideration due to forecasted revenue exceeding certain sales thresholds during the first year after closing. For the period ended December 31, 2021, we recorded a $739 change in fair value of contingent consideration within other operating expenses as a decrease in the fair value of future estimated payments due to a decrease in revenue forecasts tied to the contingent consideration.

In connection with the acquisition, the Company recorded acquisition costs of $493 for the year ended December 31, 2020 related to legal, professional fees and other miscellaneous costs. These costs are recorded within acquisition costs within the Consolidated Statements of Operations.

Our Consolidated Statements of Operations for the year ended December 31, 2021 include revenues of $14,573 and net income of $1,212 attributable to EMS and EES. Our Consolidated Statements of Operations for the year ended  December 31, 2020 include revenues of $7,361 and a net loss of ($30) attributable to EMS and EES for the period from May 19 through December 31, 2020.

The final purchase price allocation of the fair value of the assets acquired and liabilities assumed is included in the table below. Cash consideration of $7,128 was paid at closing, including a post-closing working capital adjustment of $291, the issuance of 80 shares of the Company's common stock valued at $982 issued at closing, which resulted in preliminary goodwill of $4,041. We recorded identifiable assets acquired and liabilities assumed at their estimated fair value on the acquisition date and we had up to one year from the acquisition date to finalize the purchase price allocation. An intangible asset of $6,400 was recorded related to the value of identifiable customer relationships acquired. This intangible is being amortized over an 8-year useful life. Since the acquisition date, we recorded purchase accounting adjustments as increases to goodwill of $122 and $159 in 2020 and 2021 respectively, within our Consolidated Balance Sheets. The final goodwill generated from the acquisition of $4,322 represents the benefits of increased operating scale and growth opportunities through currently unidentifiable customers. The goodwill balance is not amortizable for tax purposes.

The final purchase price was allocated as follows:

Current assets	$3,161
Machinery and equipment	360
Intangible assets	6,400
Goodwill	4,322
Noncurrent assets	169
Current liabilities	(1,105)
Noncurrent liabilities	(1,492)
Total consideration paid	$11,815

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

4. REVENUE RECOGNITION

Revenue is measured based on consideration specified in the contract with a customer. Revenue from all customers is recognized when a performance obligation is satisfied by transferring control of a distinct good or service to a customer. For contractual arrangements in which an enforceable right to payment exists, control of these units is deemed to transfer over time during the manufacturing process. Consequently, the transaction price is recognized over time. The transaction price for contractual arrangements without enforceable right to payment including a reasonable margin is recognized as revenue at a point in time.

The Company's revenue recognition policy is further detailed in "Note 1: Summary of Significant Accounting Policies".

The following tables set forth, for the periods indicated, net revenue by market:

Timing of revenue recognition for the year ended December 31, 2021:

	Products and services transferred at point in time	Products and services transferred over time	Total

Diabetes	$-	$69,733	$69,733
Interventional Catheters	14,572	-	14,572
Other Medical	8,725	5,359	14,084
Hearing Health Value Based DTEC	3,479	-	3,479
Hearing Health Value Based ITEC	8,048	-	8,048
Hearing Health Legacy OEM	10,848	-	10,848
Professional Audio Communications	4,442	-	4,442
Total Revenue, net	$50,114	$75,092	$125,206

Timing of revenue recognition for the year ended December 31, 2020:

	Products and services transferred at point in time	Products and services transferred over time	Total

Diabetes	$-	$59,311	$59,311
Interventional Catheters	7,361	-	7,361
Other Medical (a)	6,677	5,688	12,365
Hearing Health Value Based DTEC	4,430	-	4,430
Hearing Health Value Based ITEC	5,558	-	5,558
Hearing Health Legacy OEM	8,968	-	8,968
Professional Audio Communications	4,780	-	4,780
Total Revenue, net	$37,774	$64,999	$102,773

(a) During the quarter ended March 31, 2020, we recorded a cumulative adjustment of $1.2 million to reduce revenue within our other medical market to correct an error related to prior periods as a result of our determination that a portion of our sales being recognized over time needed to be recognized at a point in time. The adjustment included a reduction to the related cost of goods sold of $0.8 million and related impacts to reduce the contract asset and increase to inventory. The adjustment was not material to our Consolidated Financial Statements for any quarterly or annual period.

Net revenue by geography is allocated based on shipment location and set forth below:

	Year Ended December 31,
Net Revenue to Geographical Areas	2021	2020
United States	$92,921	$75,326
Europe	6,561	5,501
Asia	12,554	11,476
All other countries	13,170	10,470
Consolidated	$125,206	$102,773

Geographic net revenue is allocated based on shipment location of the Company's direct OEM customers. These customers then distribute products globally.

For the years ended December 31, 2021 and 2020, one customer accounted for 64% and 63% respectively, of the Company's consolidated net revenue.

Two customers combined accounted for 44% and 69% of the Company's consolidated accounts receivable at December 31, 2021 and December 31, 2020, respectively.

Two customers accounted for 100% of the Company's consolidated contract assets at December 31, 2021 and December 31, 2020.

5. LOSS PER SHARE

The following table sets forth the computation of basic and diluted loss per share:

	Year Ended December 31,
	2021	2020
Numerator:
Net loss	$(64)	$(2,489)
Less: Income allocated to non-controlling interest	(42)	(35)
Net loss attributable to Intricon shareholders	$(106)	$(2,524)

Denominator:
Basic – weighted shares outstanding	9,082	8,894
Dilutive effect from stock awards	-	-
Diluted – weighted shares outstanding	9,082	8,894

Basic loss per share attributable to Intricon shareholders	$(0.01)	$(0.28)
Net loss per share:	$(0.01)	$(0.28)

Diluted loss per share attributable to Intricon shareholders	$(0.01)	$(0.28)
Net loss per share:	$(0.01)	$(0.28)

Earnings per common share was based on the weighted average number of common shares outstanding during the periods when computing the basic earnings per share. When dilutive, stock options are included as equivalents using the treasury stock method when computing the diluted earnings per share. Shares represented by RSUs are also included in the dilution calculation, net of assumed proceeds and equivalent share repurchases. The Company excluded all stock awards outstanding in 2021 and 2020 from the computation of the diluted income per share because their effect would be anti-dilutive due to the Company’s net loss for all periods presented.

6. DOMESTIC AND FOREIGN INCOME TAXES

Domestic and foreign income taxes (benefits) were comprised as follows:

Year Ended December 31,	2021	2020
Current
Federal	$-	$(74)
State	13	10
Foreign	267	157
Total Current	$280	$93
Deferred
Federal	-	74
State	-	-
Foreign	(145)	(106)
Total Deferred	$(145)	$(32)
Income Tax Expense	$135	$61
Income (loss) before income taxes
Foreign	1,217	(255)
Domestic	(1,146)	(2,173)
Total	$71	$(2,428)

The following is a reconciliation of the statutory federal income tax rate to the effective tax rate based on income (loss):

	Year Ended December 31,
	2021	2020
Tax provision at statutory rate	21.0%	21.0%
Change in valuation allowance	1,019.8	(27.6)
Impact of permanent items, including stock based compensation expense and impairment loss	(898.8)	11.0
Effect of foreign tax rates	(52.0)	(0.8)
State taxes net of federal benefit	(260.2)	(3.9)
Prior year provision to return true-up	363.4	(3.2)
Non-controlling interest	-	1.0
Domestic and foreign income tax rate	193.2%	(2.5)%

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2021, and 2020 are presented below:

	Year Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carry forwards	$8,605	$8,486
Inventory	570	548
Compensation accruals	1,310	1,161
Accruals and reserves	95	92
Credits	235	235
Contract assets	1,989	1,573
Other	118	134
Total Deferred tax assets	12,922	12,229
Less: valuation allowance	(12,013)	(11,395)
Deferred tax assets net of valuation allowance	$909	$834

Deferred tax liabilities
Depreciation and amortization	(909)	(844)
Identified intangibles	(873)	(1,008)
Total deferred tax liabilities	(1,782)	(1,852)
Net deferred tax	$(873)	$(1,018)

The valuation allowance is maintained against deferred tax assets which the Company has determined are more likely than not to be unrealized. The change in valuation allowance was ($618) and ($790) for the years ended December 31, 2021 and 2020, respectively. For tax reporting purposes, the Company has actual federal and state net operating loss carryforwards of $35,933 and $14,381, respectively, as of December 31, 2021. These net operating loss carryforwards begin to expire in 2023 for federal tax purposes and began to expire in 2020 for state tax purposes. Subsequently recognized tax benefits, if any, related to the valuation allowance for deferred tax assets or realization of net operating loss carryforwards will be reported in the Consolidated Statements of Operations. If substantial changes in the Company’s ownership occur, there could be an annual limitation on the amount of the carryforwards that are available to be utilized.

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

The Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more-likely-than-not threshold, the amount recognized in the financial statements is the largest benefit that has a greater than 50 percent likelihood of being realized upon ultimate settlement with the relevant taxing authority. The Company has analyzed all tax positions for which the statute of limitations remains open. As a result of the assessment, the Company has not recorded any liabilities for unrecognized income tax benefits or retained earnings. The Company does not have any unrecognized tax benefits as of December 31, 2021 and 2020.

The Company is subject to income taxes in the U.S. federal jurisdiction, and various states and foreign jurisdictions. Tax regulations within each jurisdiction are subject to the interpretation of the related tax laws and regulations and require significant judgment to apply. The Company is still subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for the years 2003 to 2005, 2009 to 2013, 2016 and 2018. There are no on-going or pending IRS, state, or foreign examinations.

The Company recognizes penalties and interest accrued related to liability on unrecognized tax benefits in income tax expense for all periods presented. As of December 31, 2021, and 2020, the Company has no amounts accrued for the payment of interest and penalties.

The Tax Cuts and Jobs Act enacted in December of 2017 introduced a new Global Intangible Low-Taxed Income (“GILTI”) provision that requires certain income earned by foreign subsidiaries to be included currently in the gross income of the U.S. shareholder. The Company has chosen to treat GILTI as a current-period cost when incurred.

7. INVENTORIES

Inventories consisted of the following:

	Raw materials	Work-in process	Finished products and components	Total
December 31, 2021
Domestic	$15,201	$760	$1,892	$17,853
Foreign	5,579	747	277	6,603
Total	$20,780	$1,507	$2,169	$24,456

December 31, 2020
Domestic	$11,371	$1,499	$2,149	$15,019
Foreign	3,393	968	133	4,494
Total	$14,764	$2,467	$2,282	$19,513

Inventories are net of reserves of $2,908 and $2,479 for the years ended December 31, 2021 and 2020, respectively.

8. Property, Plant, and Equipment

The geographical distribution of long-lived assets net of accumulated depreciation, consisting of machinery and equipment is forth below:

	December 31,	December 31,
	2021	2020
United States	$12,337	$12,539
Singapore	1,346	1,460
Other	154	178
Consolidated	$13,837	$14,177

Long-lived assets consist of machinery and equipment with useful lives from 3 to 12 years. Depreciation expenses of $3,167 and $3,017 were recognized in fiscal years 2021 and 2020, respectively.

9. GOODWILL

The changes in the carrying amount of goodwill for the years presented are as follows:

Carrying amount at December 31, 2019	$9,551
Acquisition of Emerald Medical Services	4,163
Carrying amount at December 31, 2020	13,714
Purchase accounting adjustment	159
Carrying amount at December 31, 2021	$13,873

10. INTANGIBLE ASSETS

The changes in the carrying amount of intangible assets for the years presented are as follows:

Carrying amount at December 31, 2019	$5,545
Acquisition of Emerald Medical Services	6,400
Additional self-fitting software costs	296
Amortization of intangible assets	(1,456)
Carrying amount at December 31, 2020	$10,785
Technology access costs	221
Amortization of intangible assets	(2,007)
Carrying amount at December 31, 2021	$8,999

Intangible assets consisted of the following at:

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	$6,400	$(1,267)	$5,133
Technology intangibles	6,946	(3,080)	3,866
Total	$13,346	$(4,347)	$8,999

	December 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	$6,400	$(467)	$5,933
Technology intangibles	6,725	(1,873)	4,852
Total	$13,125	$(2,340)	$10,785

Original useful lives for the customer list and technology intangible assets are between 5 and 8 years.

11. INVESTMENT IN PARTNERSHIP

Investment in partnership consisted of the following:

	December 31,	December 31,
	2021	2020
Investment in Signison	$226	$418
Other	247	152
Total	$473	$570

The Company has a 50% ownership interest in Signison as of December 31, 2021 and 2020. Signison is accounted for in the Company’s consolidated financial statements using the equity method.

12. INVESTMENT SECURITIES

The Company invests in commercial paper, corporate notes and bonds with original maturities of less than two years. The Company classifies these investments as held to maturity based on its intent and ability to hold these investments until maturity. Investments are classified current if expected to mature within the next twelve months. These investments are recorded at amortized cost, which approximates fair value, using level 2 inputs. Amortization related to discounts on investment securities was $241 and $51 in 2021 and 2020, respectively.

The maturity dates of our investments as of December 31, 2021 are as follows:

	Less than one year	1-5 years	Total
Commercial Paper Original Maturities of 91 Days or More	$10,987	$-	$10,987
Corporate Notes and Bonds	8,433	4,558	12,991
Total Investments	$19,420	$4,558	$23,978

The maturity dates of our investments as of December 31, 2020 are as follows:

	Less than one year	1-5 years	Total
Commercial Paper Original Maturities of 91 Days or More	$7,490	$-	$7,490
Corporate Notes and Bonds	12,303	5,085	17,388
Total Investments	$19,793	$5,085	$24,878

The Company also maintains excess funds within level 1 money market accounts included within cash and cash equivalents. Cash available in our money market accounts at  December 31, 2021 and December 31, 2020 was $2,943 and $6,697, respectively.

13. OTHER ACCRUED LIABILITIES

Other accrued liabilities consisted of the following at:

	December 31, 2021	December 31, 2020
Pension and postretirement benefit obligations	$177	$188
Deferred revenue	141	184
Current technology access liability	493	1,006
Current earn-out contingent consideration liability	148	1,090
Customer funded projects	340	759
TCPA litigation accrual (Note 19)	1,300	-
Accrued corporate expenses	237	110
Other	982	898
Total	$3,818	$4,235

The technology access liability, reflected above, relates to amounts owed related to the Company's wireless and self-fitting hearing aid technologies.

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

14. OTHER LONG-TERM LIABILITIES

Other long-term liabilities consisted of the following at:

	December 31,	December 31,
	2021	2020
Noncurrent technology intangible liability	$541	$1,039
Noncurrent earn-out contingent consideration liability	1,635	2,484
Litigation liability (Note 19)	709	721
Other	215	154
Total	$3,100	$4,398

15. LEASES

The Company’s leases pertain primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more. The Company has three leased facilities in Minnesota, two that expire in 2022 and one that expires in 2023, one leased facility in Illinois that expires in 2022, two leased facilities in California that expire in 2022 and 2024, one leased facility in Singapore that expires in 2025, one leased facility in Indonesia that expires in 2027, and one leased facility in Germany that expires in 2022. Effective January 2022, the Company renewed the lease of its headquarters in Arden Hills, Minnesota, which was set to expire. The renewed lease terms were extended to January 2027.

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

As of December 31, 2021, the Company has a weighted-average lease term of 0.4 years for its finance leases, and 3.3 years for its operating leases. As of December 31, 2021, the Company has a weighted-average discount rate of 5.56% for its finance leases, and 4.98% for its operating leases. As of December 31, 2020, the Company has a weighted-average lease term of 0.8 years for its finance leases, and 3.8 years for its operating leases. As of December 31, 2020, the Company has a weighted-average discount rate of 5.56% for its finance leases, and 5.06% for its operating leases. Discount rates are determined based on 5-year term incremental borrowing rates at inception of the lease. Operating cash flows for the year ended December 31, 2021, and 2020 from operating leases were $2,395 and $1,950, respectively. Financing lease assets are classified as property, plant and equipment within the Consolidated Balance Sheet.

The following table summarizes lease costs by type:

Year Ended December 31,	2021	2020
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$21	$88
Interest on lease liabilities	1	3

Operating lease cost	2,369	1,926
Variable lease cost*	397	611
Total lease cost	$2,788	$2,628

*Variable lease costs consist primarily of taxes, insurance, and common area or other maintenance costs for our domestic and foreign building leases.

Maturities of lease liabilities are as follows:

	Operating Leases	Financing Leases	Total
2022	$2,051	$4	$2,055
2023	1,492	-	1,492
2024	1,146	-	1,146
2025	882	-	882
2026 and thereafter	128	-	128
Total lease payments	5,699	4	5,703
Less: Interest	(461)	-	(461)
Present value of lease liabilities	$5,238	$4	$5,242

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

Realized foreign currency transaction amounts included in the Consolidated Statements of Operations include losses of $173 and $131 in 2021 and 2020, respectively.

17. ACCUMULATED OTHER COMPREHENSIVE INCOME

The Company records deferred gains (losses) in accumulated other comprehensive income (AOCI) related to foreign currency translation and actuarial gains (losses) related to pension and postretirement obligations. The Company recognized $83 and $20 out of AOCI and into net income for the years ended December 31, 2021 and 2020, respectively.

Balances by classification included within AOCI on the Consolidated Balance Sheets as of December 31, were as follows:

	2021	2020
Foreign currency translation	$(40)	$(344)
Pension and postretirement obligations	(353)	(335)
Total	$(393)	$(679)

18. SHAREHOLDERS' EQUITY

The Company has a 2006 Equity Incentive Plan and an Amended and Restated 2015 Equity Incentive Plan. The 2015 plan, which was approved by the shareholders on April 24, 2015, replaced the 2006 plan. New grants may not be made under the 2006 plan; however certain option grants under these plans remain exercisable as of December 31, 2021. The aggregate number of shares of common stock for which awards could be granted under the 2015 plan as of the date of adoption was 500 shares. Additionally, as outstanding options under the 2006 plan or 2015 plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise or for withholding taxes, the shares of the Company’s common stock subject to such options will become available for issuance under the 2015 plan. The 2015 plan was amended and restated in 2020 to reflect certain corporate governance changes and to increase the number of shares of common stock that could be awarded under the 2015 plan by 500 shares, which was approved by shareholders on May 4, 2021.

Under the plans, executives, employees and outside directors receive awards of restricted stock units (RSUs), performance based restricted stock units (PRSUs) and/or options to purchase common stock. The Company may also grant stock awards, stock appreciation rights, restricted stock and other equity-based awards. Under all awards, the terms are fixed on the grant date. Generally, the exercise price of stock options equals the market price of the Company’s stock on the date of the grant. RSUs generally vest over three years, except that RSUs granted to directors in 2021 vest over one year. PRSUs vest upon the achievement of designated financial performance targets(s). Options under the plans generally vest over three years, and have a maximum term of 10 years.

The Company granted 130 RSUs, which is inclusive of 13 PRSUs for the year ended December 31, 2021. The RSUs vest in equal, annual installments over a three-year period beginning on the first anniversary of the date of grant at which time common stock is issued with respect to vested units except that RSUs granted to directors in 2021 vest over one year. The PRSUs will vest depending upon the achievement of total revenue in specific markets during 2023 at a threshold level (below which no PRSUs will vest), a target level and a maximum level (at which the maximum number of PRSUs will vest). The number of PRSUs that will vest between the threshold, target and maximum levels will be prorated.

Stock award activity during the periods indicated was as follows:

	Outstanding Awards
	Stock Options	RSUs	Total	Stock Option Weighted-Average Exercise Price (a)	Aggregate Intrinsic Value
Outstanding at December 31, 2019	746	128	874	6.39
Awards forfeited or cancelled	(1)	(5)	(6)	5.72
Awards granted	-	146	146	-
Awards exercised or released	(55)	(52)	(107)	4.88
Outstanding at December 31, 2020	690	217	907	$6.51
Awards forfeited or cancelled	(12)	(4)	(16)	5.48
Awards granted	-	130	130	-
Awards exercised or released	(131)	(126)	(257)	5.85
Outstanding at December 31, 2021	547	217	764	$6.69	$8,696

Exercisable at December 31, 2020	690		690	$6.51	$7,997

Exercisable at December 31, 2021	547		547	$6.69	$5,186

Available for future grant at December 31, 2021			497

The number of shares available for future grant at December 31, 2021, does not include a total of up to 215 shares subject to options outstanding under the 2006 plan which will become available for grant under the 2015 plan as outstanding options under the 2006 plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise or for withholding taxes of such options.

The weighted-average remaining contractual term of options exercisable and options outstanding at December 31, 2021 was 3.5 years. The total intrinsic value of options exercised during fiscal 2021 and 2020, was $2,076 and $514, respectively. No options were issued in 2021 and 2020.

The weighted-average per share grant date fair value of restricted stock units granted was $21.35 in 2021 and $14.92 in 2020.

The Company recorded $2,184 and $2,382 of non-cash stock compensation expense for the years ended December 31, 2021 and 2020, respectively. As of December 31, 2021, there was $2,168 of total non-cash stock compensation expense related to non-vested awards that is expected to be recognized over a weighted-average period of 1.72 years. During the year ended December 31, 2020, the Company recorded a cumulative non-cash stock compensation expense adjustment of $422 for individuals who are retirement eligible and therefore have vested in stock awards according to our plan. The adjustment was not material to our Consolidated Financial Statements.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 12, and 16 shares purchased under the Purchase Plan during the years ended December 31, 2021 and 2020, respectively.

19. CONTINGENCIES AND COMMITMENTS

Asbestos Litigation

The Company is a defendant along with a number of other parties in lawsuits alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued heat technologies segment which was sold in March 2005. Due to the non-informative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. Certain insurance carriers have informed the Company that the primary policies for the period August 1, 1970-1978 have been exhausted and that the carriers will no longer provide defense and insurance coverage under those policies. However, the Company has other primary and excess insurance policies that the Company believes afford coverage for later years. Some of these other primary insurers have accepted defense and insurance coverage for these suits, or have accepted the tenders but asserted a reservation of rights, or advised the Company that they need to investigate further. In addition, some of the primary and excess insurers have gone out of business, and thus coverage is not available. There are also some primary policies for years earlier than 1970 that were purchased by the Company, and coverage under those policies will be investigated. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, the Company believes that it will have funds available for defense and insurance coverage under the non-exhausted primary and excess insurance policies. However, unlike the older policies, the more recent policies have deductible amounts for defense and settlements costs that the Company will be required to pay; accordingly, the Company expects that its litigation costs will increase in the future. Further, most of the policies covering later years (approximately 1984 and thereafter) have exclusions for any asbestos products or operations, and thus do not provide insurance coverage for asbestos-related lawsuits. The Company does not believe that the asserted exhaustion of some of the primary insurance coverage for the 1970-1978 period will have a material adverse effect on its financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits, and the significant number of policy years and policy limits under which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations. As of December 31, 2021, we recorded $129 and $709 within other accrued liabilities and other long-term liabilities, respectively, within our Consolidated Balance Sheet for estimated future claims. An insurance receivable of $129 and $709 was recorded within other current assets and other assets, net, respectively, within our Consolidated Balance Sheet as of December 31, 2021 for estimated insurance recoveries.

TCPA Litigation

On October 9, 2019, plaintiff Mark Hoffman (“Hoffman”) filed a putative class action lawsuit against defendant Hearing Help Express, Inc. (“HHE”), a subsidiary of the Company, in the Federal District Court for the Western District of Washington (the "Court") alleging violations of the federal Telephone Consumer Protection Act (“TCPA”). HHE’s investigation revealed third-party lead generator Triangular Media Corp. (“Triangular”) provided Hoffman’s information to HHE. Hoffman claims he did not provide the requisite prior express written consent for autodialed telemarketing calls regarding hearing aids to be placed to his cellphone. He also claims he did not provide the requisite permission for telemarketing calls to his number registered on the Do-Not-Call (“DNC”) registry. Since the initial complaint was filed, Hoffman amended his complaint several times to add additional parties, including Triangular, Triangular’s alleged owner, an alleged entity related to Triangular called LeadCreations.Com, LLC, Intricon, Inc., and Intricon Corporation. With respect to HHE, Hoffman sought to certify a class of certain automated outbound telemarketing calls HHE allegedly made without prior consent and calls made to numbers on the DNC registry, in the last four years. Hoffman also sought to hold the Company vicariously liable for all of the calls HHE made without prior consent. The potential exposure under the TCPA is $500 per call, or $1,500 per call if the violation is deemed willful or knowing.

On July 26, 2021, the Company and the other defendants entered into a Class Action Settlement and Release ("Settlement Agreement") with Hoffman for himself and on behalf of the settlement class relating to this matter. In entering into the Settlement Agreement, the Company and the other defendants are making no admission of liability. The Settlement Agreement was submitted to the Court for preliminary approval on July 28, 2021, which was granted. The Court set a fairness and final approval hearing for January 5, 2022.

Pursuant to the Settlement Agreement, among other things, (a) the Company agreed to pay total cash consideration of $1.3 million into a settlement fund, and (b) Hoffman and the settlement class members agreed to a release of claims against the Company, Intricon, Inc. and HHE relating to any claim or potential claim relating to the marketing activities described in the complaint. The class members releasing claims include any person who received, on or after October 9, 2015, a non-emergency telephone call from or on behalf of HHE and whose contact information was received either directly or indirectly from Triangular (or its purported affiliated entity, LeadsCreations) and one other vendor who supplied phone numbers to HHE.

On January 5, 2022, the parties attended the Final Approval Hearing with the Court on the class settlement. The Court granted the motion for final approval of the class settlement and Plaintiff's Motion for Attorneys' Fees, Costs, and Service Payment. The deadline to file a notice of appeal was February 4, 2022; no appeal was filed by that date, the Settlement Agreement became effective and the $1.3 million settlement fund payment was paid. The release will be effective as to all class members who did not validly opt out of the class, regardless of whether they file a claim form and receive a payment.

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

20. EMPLOYEE BENEFIT PLANS

The Company has a defined contribution plan for most of its domestic employees. Under these plans, eligible employees may contribute amounts through payroll deductions supplemented by employer contributions for investment in various investments specified in the plans. The Company contributions to these plans were $664 and $531 for the years ended December 31, 2021, and 2020, respectively.

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

The following table presents the amounts recognized in the Company’s Consolidated Balance Sheets at December 31, 2021 and 2020 for post-retirement medical benefits:

	2021	2020
Change in Projected Benefit Obligation:
Projected benefit obligation at January 1	$453	$453
Interest cost	6	15
Actuarial loss	(38)	55
Participant contributions	4	10
Benefits paid	(69)	(80)
Projected benefit obligation at December 31	$356	$453
Change in fair value of plan assets:
Employer contributions	65	70
Participant contributions	4	10
Benefits paid	(69)	(80)
Funded status	$(356)	$(453)
Current liabilities	58	71
Noncurrent liabilities	298	382
Net amount recognized	$356	$453
Amount recognized in other comprehensive income (loss)	120	76
Amount recognized in the consolidated statement of operations	236	377
Total	$356	$453

Accrued post-retirement medical benefit costs are classified as Pension and post-retirement benefit obligations as of December 31, 2021 and 2020 on the Consolidated Balance Sheets.

Net periodic post-retirement medical benefit costs for 2021 and 2020 included the following components:

For measurement purposes, a 5.6% annual rate of increase in the per capita cost of covered benefits (i.e., health care cost trend rate) was assumed for 2021; the rate was assumed to decrease gradually to 4.6% by the year 2066 and remain at that level thereafter. The difference in the health care cost trend rate assumption may have a significant effect on the amounts reported.

The assumptions used for the years ended December 31 were as follows:

	2021	2020
Annual increase in cost of benefits	5.6%	5.5%
Discount rate used to determine year-end obligations	2.0%	1.5%
Discount rate used to determine year-end expense	1.5%	3.5%

In addition to the post-retirement medical benefits, the Company provides retirement related benefits to certain former executive employees and to certain employees of foreign subsidiaries. The combined liabilities established for all retirement benefits at December 31, 2021 and 2020 are illustrated below.

	2021	2020
Current portion	$177	$188
Long-term portion	1,093	1,292
Total liability at December 31	$1,270	$1,480

The Company recorded $179 within the Consolidated Statements of Comprehensive Income (Loss) in 2021 related to actuarial gains. The Company calculated the fair values of the pension plans above utilizing a discounted cash flow, using standard life expectancy tables, annual pension payments, and a discount rate of 2.0% in 2021 and 1.5% in 2020.

Employer benefit payments (medical and pension), which reflect expected future service, are expected to be paid in the following years:

2022	$177
2023	159
2024	141
2025	126
2026	111
Years 2027 and thereafter	556

21. SUPPLEMENTAL DISCLOSURE OF CASH FLOWS

Supplemental disclosures of cash flow information:

	Year Ended December 31,
	2021	2020
Interest received	$74	$425
Interest paid	67	77
Income taxes received	-	40
Income taxes paid	186	107

	Year Ended December 31,
Noncash Investing and Financing Transactions:	2021	2020
Acquisition of a business through contingent consideration liabilities incurred	-	3,705
Acquisition of a business through issuance of common stock	-	982
Investment in partnerships	-	442

Property, plant, and equipment purchases that remain in accounts payable as of  December 31, 2021 and 2020 were $11 and $154, respectively.

22. SUBSEQUENT EVENTS

On February 27, 2022, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, IIN Holding Company LLC, a Delaware limited liability company (“Parent”), and IC Merger Sub Inc., a Pennsylvania corporation and a wholly owned subsidiary of Parent (“Merger Sub”). Parent and Merger Sub are owned by funds affiliated with Altaris Capital Partners, LLC. The Merger Agreement provides, subject to its terms and conditions, for the acquisition of the Company by Parent through the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent (the “Merger”).

As a result of the Merger, each share of common stock of the Company (“Common Stock”) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than Rollover Shares (as defined below) or shares of Common Stock (a) held in treasury of the Company, (b) owned by any subsidiary of the Company, or owned by Parent, Merger Sub or any other subsidiary of Parent or (c) held by a holder who is entitled to, and who has perfected, appraisal rights for such shares under Pennsylvania law) automatically will be converted into the right to receive cash in an amount of $24.25 per share (the “Merger Consideration”), without interest, subject to any required withholding of taxes.

Prior to the closing of the Merger, Parent and certain members of management may negotiate and enter into contracts providing for a rollover of a portion of such persons’ shares of Common Stock through their contribution of such shares (the aggregate amount of shares to be contributed, if any, the “Rollover Shares”) to an affiliate of Parent in exchange for membership interests in such affiliate of Parent.

The completion of the Merger is subject to customary closing conditions, including: (i) the approval of the Merger Agreement by the Company’s shareholders (the “Company Shareholder Approval”); (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (the “HSR Act”), and the approval of the Merger under the antitrust laws of other jurisdictions, as applicable; (iii) the absence of any laws or court orders making the Merger illegal or otherwise prohibiting the Merger; and (iv) other customary closing conditions, including the accuracy of the representations and warranties of each party (subject to certain materiality exceptions) and material compliance by each party with its covenants under the Merger Agreement. The parties expect the transaction to close in the second quarter of 2022, subject to the satisfaction or waiver of the closing conditions.

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

ITEM 9B. Other Information

None.

ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

None.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

The information called for by Item 10 is incorporated by reference from the Company’s definitive proxy statement relating to its 2022 annual meeting of shareholders, including but not necessarily limited to the sections of the 2022 proxy statement entitled “Proposal 1 – Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance.”

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

ITEM 11. Executive Compensation

The information called for by Item 11 is incorporated by reference from the Company’s definitive proxy statement relating to its 2022 annual meeting of shareholders, including but not necessarily limited to the sections of the 2022 proxy statement entitled “Director Compensation for 2022,” and “Executive Compensation”.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information called for by Item 12 is incorporated by reference from the Company’s definitive proxy statement relating to its 2022 annual meeting of shareholders, including but not necessarily limited to the section of the 2022 proxy statement entitled “Share Ownership of Certain Beneficial Owners, Directors and Certain Officers.”

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2021:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	764	$6.69	553
Equity Compensation plans not approved by security holders.	-	-	-
Total	764	$6.69	553
(1)	The amount in column (a) includes outstanding options to purchase 547 shares of common stock and unvested restricted stock units for 217 shares of common stock.
(2)	The weighted average exercise price in column (b) is based only on outstanding stock options.
(3)

The amount shown in column (c) includes 497 shares issuable under the Company's Amended and Restated 2015 Equity Incentive Plan (the "2015 Plan") and 38 shares available for purchase under the Company’s Employee Stock Purchase Plan. Under the terms of the 2015 Plan, as outstanding options under the Company’s 2006 Equity Incentive Plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise or for withholding taxes, the shares of common stock subject to such options will become available for issuance under the 2015 Plan. As of December 31, 2021, 215 shares of common stock were subject to outstanding options under the 2006 Equity Incentive Plan. Accordingly, if any of these options expire, terminate, are cancelled or forfeited or are withheld in a net exercise or for withholding taxes, the shares of common stock subject to such options also will be available for issuance under the 2015 Plan.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

The information called for by Item 13 is incorporated by reference from the Company’s definitive proxy statement relating to its 2022 annual meeting of shareholders, including but not necessarily limited to the sections of the 2022 proxy statement entitled “Certain Relationships and Related Party Transactions” and “Independence of the Board of Directors.”

ITEM 14. Principal Accounting Fees and Services

The information called for by Item 14 is incorporated by reference from the Company's definitive proxy statement relating to its 2022 annual meeting of shareholders, including but not necessarily limited to the sections of the 2022 proxy statement entitled “Independent Registered Public Accountant Fee Information.”

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as a part of this report:

1)	Financial Statements –The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of this report.

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020.

Consolidated Balance Sheets at December 31, 2021 and 2020.

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020.

Consolidated Statements of Equity for the years ended December 31, 2021 and 2020.

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

2.2	Agreement and Plan of Merger, dated as of February 27, 2022, by and among Intricon Corporation, IIN Holding Company LLC and IC Meger Sub Ince. (Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on March 1, 2022.)

3.1	The Company's Amended and Restated Articles of Incorporation, as amended. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2008.)

3.2	The Company's Amended and Restated By-Laws as of March 19, 2021. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission March 22, 2021.)

3.3	Amendment to Amended and Restated Bylaws of Intricon Corporation. (Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission March 1, 2022.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference from the Company’s Registration Statement on Form S-3 (registration no. 333-200182) filed with the Commission on November 13, 2014.)

4.2

Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2020.)

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

+10.9.4	Form of Employment Agreement with certain executive officers. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

+10.9.5	Form of Amendment No.1 to Employment Agreements with Michael Geraci and Dennis Gonsior dated as of June 14, 2021.*

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

+10.14	Annual Incentive Plan for Executives and Key Employees. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)

+10.15	Amended and Restated Amendment to Equity Plans. (Incorporated by reference from the Company's Annual Report on Form 10-K for the year ended December 31, 2013.)

+10.16	Amendment No. 2 to Equity Plans. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

+10.17.1	2015 Equity Incentive Plan. (Incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 6, 2015.)

+10.17.2	Amended and Restated 2015 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on March 22, 2021.)

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

+10.24

Master Supply Agreement effective as of May 14, 2019 between Medtronic, Inc. and the Company and related Business Unit Supply Agreement and Automation Agreement (Certain provisions of this exhibit have been omitted pursuant to Item 601 (b)(10)(iv) of Regulation S-K.) (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

+10.25	Form of Restricted Stock Unit Agreement issued to employees pursuant to the Amended and Restated 2015 Equity Incentive Plan. (Incorporated by reference from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

+10.26	Form of Performance Restricted Stock Unit Agreement issued to employees pursuant to the Amended and Restated 2015 Equity Incentive Plan. (Incorporated by reference from Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

+10.27	Employment Agreement between the Company and Ellen Scipta dated as of February 5, 2021. (Incorporated by reference from the Company's Current Report on Form 8-K filed with the Commission on February 9, 2021.)

+10.28*	Separation Agreement and General Release of Claims between the Company and Ellen Scipta dated as of November 14, 2021.

21.1*	List of significant subsidiaries of the Company.

23.1*	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP).

31.1*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from Intricon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020; (iii) Consolidated Balance Sheets as of December 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; (v) Consolidated Statements of Equity for the years ended December 31, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements.

104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and include in Exhibit 101)

*	Filed herewith.
+	Denotes management contract, compensatory plan or arrangement.

ITEM 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRICON CORPORATION (Registrant)

By:	/s/ Scott Longval
Scott Longval
President and Chief Executive Officer Dated: March 7, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 7, 2022.

/s/ Scott Longval
Scott Longval President, Chief Executive Officer and Director (principal executive officer)

/s/ Annalee Lutgen
Annalee Lutgen Interim Chief Financial Officer (principal financial officer)

/s/Nicholas A. Giordano
Nicholas A. Giordano Director

/s/ Mark S. Gorder
Mark S. Gorder Director

/s/ Raymond O. Huggenberger
Raymond O. Huggenberger Director

/s/ Kathleen P. Pepski
Kathleen P. Pepski Director

/s/ Heather D. Rider
Heather D. Rider Director

/s/ Philip I. Smith
Philip I. Smith Director