Form 10-K/A
period 2021-12-31
INTRICON CORP
filed 2022-04-04
CIK 88790

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Intricon Corporation

Form 10-K/A

(Amendment No. 1)

For the Fiscal Year Ended December 31, 2021

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Form 10-K Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2021 of Intricon Corporation (the “Company,” “Intricon,” “we,” “our,” or “us”), originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 7, 2022 (the “Original Report”). The purpose of this Form 10-K Amendment is to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Report in reliance on General Instruction G(3) to Form 10-K. We are filing this Form 10-K Amendment to present the information required by Part III of Form 10-K because we will not file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2021.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Part III, including Items 10 through 14 of the Original Report, is hereby amended and restated in its entirety. This Form 10-K Amendment consists solely of the preceding cover page, this explanatory note, the information required by Part III, Items 10 through 14 of Form 10-K, a signature page and certifications required to be filed as exhibits pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. Because no financial statements are contained in this Amended Report, we are not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as otherwise expressly stated for the Items amended in this Amended Report, this Amended Report continues to speak as of the date of the Original Report and we have not updated the disclosure contained herein to reflect events that have occurred since the filing of the Original Report. Accordingly, this Amended Report should be read in conjunction with the Original Report and our other filings made with the SEC subsequent to the filing of the Original Report.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Directors

The following provides the names, ages (as of March 31, 2022) and certain biographical information of our directors.

Nicholas A. Giordano (age 80) became a director in December 2000. Mr. Giordano has been a business consultant and investor since 1997. Mr. Giordano was Interim President of LaSalle University from July 1998 to June 1999. From 1981 to 1997, Mr. Giordano was President and Chief Executive Officer of the Philadelphia Stock Exchange. Mr. Giordano serves as Chairman of the Board and a trustee of Wilmington Funds, a mutual fund, and as a director of Independence Blue Cross of Philadelphia, a health insurance company, and The RBB Fund, Inc., a mutual fund. Mr. Giordano also served as a trustee of the Kalmar Pooled Investment Trust, mutual fund, from 2000 to 2017, and as a director of Commerce Bancorp, Inc. in 2007-2008.

Mark S. Gorder (age 75) became a director in January 1996. Mr. Gorder served as the President and Chief Executive Officer of the Company from 2001 to 2020. Mr. Gorder also served as "Special Executive Advisor" during the fourth quarter of 2020. Previously he served as the Company's President and Chief Operating Officer from 2000 to 2001 and was Vice President from 1996 to 2000. Mark was a founder, president and chief executive officer of Resistance Technology, Inc., now known as Intricon, Inc., which began operations in 1977 until its acquisition by the Company in 1993. Mr. Gorder received a B.A. in mathematics from St. Olaf College, a B.S. in electrical engineering from the University of Minnesota and an MBA from the University of Minnesota.

Raymond O. Huggenberger (age 63) was appointed as a director in May 2019. Mr. Huggenberger currently serves on the board of publicly-traded Tactile Systems Technology Inc. (since 2017), as well as privately held medical device companies Aviation Medical and Sommetrics, Inc. Mr. Huggenberger served as Chief Executive Officer of publicly-traded Inogen from 2008 to February 2017, as Inogen’s President from 2008 until January 2016 and as a director from 2008 until 2021. Prior to joining Inogen, Mr. Huggenberger held various management positions with Sunrise Medical Inc., a global manufacturer and distributor of durable medical equipment, including as President and Chief Operating Officer from 2002 to 2004 and as President of European Operations from 2006 to 2007. Mr. Huggenberger graduated from AKAD University in Rendsburg, Germany with a degree in Economics and completed the Advanced Marketing Strategies Program at INSEAD, Fontainebleau, France.

Scott Longval (age 45) was appointed as the Company’s President and Chief Executive Officer and a director effective October 1, 2020. Prior to that Mr. Longval served as Executive Vice President (since January 2019) and Chief Operating Officer (since April 2019) of the Company. Mr. Longval also served as Chief Financial Officer of the Company from July 2006 through February 8, 2021 and, prior to that, as the Company’s Corporate Controller from September 2005. Prior to joining the Company, Mr. Longval was Principal Project Analyst at ADC Telecommunications, Inc., a provider of innovative network infrastructure products and services, from March 2005 until September 2005. From May 2002 until March 2005 he was employed by Accellent, Inc., formerly MedSource Technologies, a provider of outsourcing solutions to the medical device industry, most recently as Manager of Financial Planning and Analysis. From September 1998 until April 2002, he was employed by Arthur Andersen, most recently as experienced audit senior. Mr. Longval received a Bachelor of Science degree in Accounting from the University of St. Thomas.

Kathleen P. Pepski (age 67) was appointed as a director in March 2021. Ms. Pepski was Vice President, Chief Financial Officer and Treasurer of Hawkins, Inc., a publicly-held chemical and ingredients distributor and manufacturer, from February 2008 until her retirement in June 2017. Prior to that, she was the Executive Vice President and Chief Financial Officer of PNA Holdings, LLC, a supplier of business equipment parts, from 2003 to 2007, the Vice President of Finance of Hoffman Enclosures, a manufacturer of systems enclosures and a subsidiary of Pentair, Inc., from 2002 to 2003, Senior Vice President and Chief Financial Officer of BMC Industries, Inc., a manufacturer of lenses and aperture masks, from 2000 to 2001, and Vice President and Controller at Valspar Corporation, a paint and coatings manufacturer, from 1994 to 2000. Ms. Pepski has been a director of Lakewood Cemetery Association, a nonprofit cemetery association, since 2018 and was also a director of Delta Dental Benefits Plans of Minnesota from 2010 to 2014 and a director of The Bergquist Company, a privately-held global manufacturing and distribution company, from 2011 to 2014. Ms. Pepski holds a Bachelor of Arts degree from Concordia College.

Heather D. Rider (age 62) was appointed as a director in March 2020. Ms. Rider currently serves on the board of publicly-traded medical device company Inogen Inc. (since 2014). From 2012 to 2013, Ms. Rider served as Vice President, Global Human Resources of Cymer, Inc., a publicly-traded supplier of light sources for semiconductor manufacturing that was acquired by ASML Holding NV in 2013. From October 2010 to September 2012, Ms. Rider served as Senior Vice President, Global Human Resources of Alphatec Holdings, Inc., a publicly-traded medical device company focused on surgical treatment of spine disorders, and from 2006 to 2010, she served as Vice President, Human Resources of Intuitive Surgical, Inc., a publicly-traded manufacturer of robotic surgical systems. From 2001 to 2005, Ms. Rider served as Senior Vice President of Global Human Resources of Sunrise Medical, Inc., a global manufacturer and distributor of durable medical equipment. From 1998 to 2001, Ms. Rider served as Vice President of Human Resources of Biosense Webster, a member of the Johnson & Johnson family of companies, and a medical device manufacturer.

Philip I. Smith (age 54) became a director in April 2016. Mr. Smith has served as a managing director at the investment banking firm, Duff & Phelps beginning in March 2017, where he focuses on the healthcare industry. Prior to that, Mr. Smith was a managing director with the investment banking firm, BMO Capital Markets (formerly Greene Holcomb Fisher). Prior to joining Greene Holcomb Fisher in 2011, Mr. Smith was President and Chief Executive Officer of Angeion Corporation, now MGC Diagnostics, a global medical technology company. Earlier experiences include being CEO of DGIMED Ortho, Executive Vice President of Business Development at Vital Images, and a healthcare investment banker at Piper Jaffray. Mr. Smith is a director of Nortech Systems Incorporated (since December 2020) and Trean Insurance Group, Inc. (since March 2022), each of which is a publicly-held company.

Executive Officers

The information concerning executive officers contained in Item 4A of the Original Report is incorporated by reference into this Item 10.

Delinquent Section 16(a) Reports

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s executive officers and directors and persons who own more than ten percent of a registered class of the Company’s equity securities, referred to collectively as the “reporting persons,” to file reports of ownership and changes in ownership with the Securities and Exchange Commission and to furnish the Company with copies of these reports.

Based on the Company’s review of the copies of these reports received by it and written representations, if any, received from reporting persons with respect to the filing of reports of Forms 3, 4 and 5, the Company believes that all filings required to be made by the reporting persons for fiscal year 2021 were made on a timely basis except that (i) Mr. Gorder did not timely report the exercise of stock options in April 2021 and (ii) Messrs. Longval, Geraci and Gonsior did not timely report the withholding of shares by the Company to satisfy tax withholding obligations upon the vesting of restricted stock units in May 2021.

Code of Ethics

The Company has adopted a code of ethics that applies to its directors, officers and employees, including its principal executive officer, principal financial and accounting officer, controller and persons performing similar functions. A copy of the code of ethics is available on the Company’s website: www.intricon.com. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K regarding any future amendments to a provision of its code of ethics by posting such information on the Company’s website.

Audit Committee

The Board of Directors of the Company has appointed a standing Audit Committee, currently consisting of Messrs. Giordano (Chairman) and Smith and Ms. Pepski. The Board of Directors has determined that each member of the Audit Committee is independent, as defined in applicable Nasdaq corporate governance rules and Securities and Exchange Commission regulations. In addition, the Board of Directors has determined that Mr. Giordano and Ms. Pepski each qualifies as an audit committee financial expert, as defined in applicable Securities and Exchange Commission rules. The Audit Committee held six meetings in 2021.

ITEM 11. Executive Compensation

Background

The Compensation Committee of our Board of Directors administers our compensation program for executive officers. The objectives of our compensation program are to attract and retain talented and dedicated executive officers and to align a significant portion of their compensation with our business objectives and performance and the interests of our shareholders.

Compensation Philosophy

The Company is committed to creating a competitive, pay-for-performance compensation program that supports the Company’s mission and values and facilitates successful execution of our business goals. We believe our compensation program should support and reinforce our goals for growth, operational and financial discipline and alignment between the interests of our employees and those of our shareholders.

The Company’s compensation program is designed to enable us to attract and retain highly-talented team members. We believe in performance-based compensation that motivates, recognizes and rewards individual and group performance.

We are committed to building a competitive total compensation program:

●	Total annual cash compensation (base or base and bonus potential) will be targeted at the 50th percentile of other public companies of our size.

●	Annual cash bonus compensation will be based on meeting or exceeding annual business goals and individual objectives.

●	Annual equity compensation will be structured to motivate and reward employees for attainment of long-term strategic goals of the Company and building shareholder value. Accordingly, annual grants will be targeted slightly above market median (between the 50th to 60th percentile of other public companies of our size).

●	A substantial portion of annual total direct compensation will be “at-risk” and will vary based on Company performance and an individual’s contributions to that performance.

Elements of Executive Compensation

Our compensation program for executive officers consists of the following elements:

Base Salary. Base salary is designed to reward the performance of our executive officers in their daily fulfillment of their responsibilities to the Company. The Compensation Committee determines the base salary of each of our executive officers by evaluating their scope of responsibilities and experience, years of service with us, our performance and the performance of each of the executive officers during the past year, the executive’s future potential and competitive salary practices. Although our philosophy is to target base salary at the 50th percentile of other public companies of our size, as noted below, based on an analysis conducted by Pearl Meyer, the base salary of our executives was below the 50th percentile compared to other public companies of our size. With the advice of Pearl Meyer, we have developed plans to address the competitiveness of this pay gap and to support the Company’s compensation philosophy.

Annual Cash Incentive Compensation. The Compensation Committee’s philosophy is that a significant portion of the total potential compensation of our executive officers should depend upon the degree of our financial and strategic success in a particular year.

In March 2012, the Compensation Committee adopted the Annual Incentive Plan for Executives and Key Employees. The amounts payable and the targets for the Annual Incentive Plan are adopted each year by the Compensation Committee. For more information, see “Annual Incentive Plan.”

Long-Term Incentive Compensation in the Form of Stock Awards. In 2015, our Board of Directors and shareholders approved the 2015 Equity Incentive Plan, which replaced the 2006 Equity Incentive Plan. The 2015 Equity Incentive Plan was amended and restated in 2021. The Amended and Restated 2015 Equity Incentive Plan is designed to:

●	promote the long-term retention of our employees, directors and other persons who are in a position to make significant contributions to our success;

●	further reward these employees, directors and other persons for their contributions to our growth and expansion;

●	provide additional incentive to these employees, directors and other persons to continue to make similar contributions in the future; and

●	further align the interests of these employees, directors and other persons with those of our shareholders.

To achieve these purposes, the Amended and Restated 2015 Equity Incentive Plan permits the Compensation Committee to make awards of stock options, stock appreciation rights, restricted stock or unrestricted stock, deferred stock, restricted stock units or performance awards for our shares of common stock. For more information concerning the Amended and Restated 2015 Equity Incentive Plan, see “Equity Plans - Amended and Restated 2015 Equity Incentive Plan” below.

Stock awards are granted based on various factors, including the executive’s ability to contribute to our long-term growth and profitability.

Historically, the Company made equity awards, either stock options or restricted stock units, referred to as “RSUs”, that vested in annual installments over a period of three years and were conditioned on the participant remaining in the employ of the Company over the vesting period. In February 2021 and February 2022, in addition to time vested RSUs, the Compensation Committee also awarded RSUs based on the Company’s achievement of certain financial goals, referred to as “Performance RSUs” or “PRSUs.” The Compensation Committee intends that the percentage of equity awards that are performance based versus retention based will be increased over the next several years from a mix of 37.5% performance based (at target level) and 62.5% retention based in 2022 to a mix of 60% performance based (at target level) and 40% retention based in 2024.

Employee Stock Purchase Plan. All of our fulltime employees, including our executive officers, are entitled to participate in our Employee Stock Purchase Plan. Under this Plan, employees may purchase our shares of common stock at a discount of up to 10% through payroll deductions.

Non-Employee Director and Executive Officer Stock Purchase Program. Under the Non-Employee Director and Executive Officer Stock Purchase Program, directors and executive officers may purchase shares of common stock directly from the Company at the last reported sale price on the date that the election to purchase is made. During 2021, no shares of common stock were purchased under this program.

Other Benefits. All of our fulltime employees, including our executive officers, are entitled to participate in our health insurance, life insurance and 401(k) plans. We also maintain a disability insurance policy on behalf of certain of the members of our senior management, including our executive officers, that is in addition to the disability benefits that we maintain for our salaried employees.

Processes and Procedures for the Determination of Executive Officer and Director Compensation

Scope of Authority of the Compensation Committee. The scope of the Compensation Committee’s authority and responsibilities is set forth in its charter, a copy of which is available on our website at www.intricon.com. The Compensation Committee’s authority includes the authority to determine the following with respect to our executive officers: (1) annual base salary, (2) incentive bonus, including the specific goals and amount, (3) equity compensation, (4) any employment agreement, severance arrangement and change in control agreement/provision, (5) any signing bonus or payment of relocation costs and (6) any other benefits, compensation or arrangements.

Delegation of Authority. As provided under the Compensation Committee’s charter, the Compensation Committee may delegate its authority to special subcommittees of the Compensation Committee as the Compensation Committee deems appropriate, consistent with applicable law and Nasdaq listing standards. Additionally, the Amended and Restated 2015 Equity Incentive Plan permits the Compensation Committee, subject to criteria, limitations and instructions as the Compensation Committee determines, to delegate to an appropriate officer of the Company the authority to determine the individual participants under that Plan and amount and nature of the award to be issued to such participants; provided, that no awards may be made pursuant to such delegation to a participant who is subject to Section 16(b) of the Securities Exchange Act of 1934, as amended. To date, the Compensation Committee has not delegated its responsibilities other than, from time to time, delegating to the Chief Executive Officer and Chief Financial Officer the authority to grant a limited number of stock awards under the Amended and Restated 2015 Equity Incentive Plan to non-executive employees.

Role of Management in Determining or Recommending Executive Compensation. Traditionally, the Compensation Committee reviews our executive compensation program in December through February of each year, although decisions in connection with new hires and promotions are made on an as-needed basis. Mr. Longval, our President and Chief Executive Officer, makes recommendations concerning the amount of compensation to be awarded to our executive officers, but does not make recommendations concerning his compensation or participate in the Compensation Committee’s deliberations or decisions. The Compensation Committee reviews the recommendations together with a “tally sheet” showing all items of executive compensation. After a presentation by Mr. Longval, the Committee meets in executive session to discuss and consider the recommendations and makes a final determination.

Role of Compensation Consultants in Determining or Recommending Executive Compensation.  Under its charter, the Compensation Committee has authority to retain, at the Company’s expense, such counsel, consultants, experts and other professionals as it deems necessary. In 2020, the Company engaged Pearl Meyer as compensation consultant to conduct an assessment of competitiveness of pay for executives as compared to a defined peer group and compensation survey data. The analysis was updated in 2021. Generally, the analysis showed that the compensation of executives was below the 50th percentile compared to other public companies of our size. With the advice of Pearl Meyer, we have developed plans to address the competitiveness of this pay gap by adoption of a three-year plan which provides a path to the 50th percentile (60th percentile with respect to long term incentive compensation) and to support the Company’s compensation philosophy.

The Compensation Committee assessed the independence of Pearl Meyer pursuant to Securities and Exchange Commission rules, noting that Pearl Meyer does not provide any services to the Company, other than advice for the Compensation Committee regarding executive and director compensation. The Committee also noted that Pearl Meyer acted as the compensation consultant for the compensation committee of another public company, of which Mr. Huggenberger and Ms. Rider were committee members. The Compensation Committee concluded that no conflict of interest exists.

Director Compensation. The Compensation Committee determines the compensation payable to directors and members of committees of the Board, including the Chairman of the Board and the Chairman of each committee, other than directors who are our salaried employees.

Say-on-Pay Vote

At the 2021 annual meeting, we held a shareholder advisory vote on the compensation of our named executive officers, commonly referred to as a say-on-pay vote. Our shareholders approved the compensation of our named executive officers at the 2021 annual meeting, with an overwhelming majority of the votes cast voting in favor of our say-on-pay resolution. As we evaluated our compensation practices for 2021, we were aware of the strong support our shareholders expressed for our compensation philosophy. As a result, following our annual review of our executive compensation philosophy, the Compensation Committee decided to retain our general approach to executive compensation. We believe our executive compensation program for 2022 advances our goals of attracting and retaining talented and dedicated executive officers and aligning a significant portion of their compensation with our business objectives and performance and the interests of our shareholders.

Clawback Policy

In fiscal 2019, the Compensation Committee recommended, and the Board of Directors approved, a clawback policy. This policy applies to the Company’s current and former executive officers, as determined by the Board in accordance securities laws and the listing standards of the national securities exchange on which the Company’s securities are listed, and such other senior executives and employees who may from time to time be deemed subject to this policy by the Board, referred to as the “Covered Executives.”

In the event the Company is required to prepare an accounting restatement of its financial statements due to the Company’s material noncompliance with any financial reporting requirement under the securities laws, the Board will require reimbursement or forfeiture of any excess incentive compensation received by any Covered Executive during the three completed fiscal years immediately preceding the date on which the Company is required to prepare an accounting restatement. The Policy does not apply to restatements that the Board determines are required or permitted under generally accepted accounting principles in connection with the adoption or implementation of a new accounting standard or caused by the Company’s decision to change its accounting practices as permitted by applicable law.

For purposes of the clawback policy, incentive compensation means any of the following; provided that, such compensation is granted, earned, or vested based wholly or in part on the attainment of a financial reporting measure:

●	annual bonuses and other short- and long-term cash incentives;

●	stock options;

●	stock appreciation rights;

●	restricted stock;

●	restricted stock units;

●	performance shares; and

●	performance units.

The policy provides that stock options, restricted stock units and other equity awards that vest solely on the passage of time are not subject to the provisions of this policy.

Financial reporting measures include: Company stock price, total shareholder return, revenues, net income, earnings before interest, taxes, depreciation and amortization, funds from operations, liquidity measures such as working capital or operating cash flow, return measures such as return on invested capital or return on assets and earnings measures such as earnings per share.

The amount to be recovered will be the excess of the incentive compensation paid to the Covered Executive based on the erroneous data over the incentive compensation that would have been paid to the Covered Executive had it been based on the restated results, as determined by the Board. If the Board cannot determine the amount of excess incentive compensation received by the Covered Executive directly from the information in the accounting restatement, then it will make its determination based on a reasonable estimate of the effect of the accounting restatement.

The Board will determine, in its sole discretion, the method for recouping incentive compensation which may include, without limitation:

●	requiring reimbursement of cash incentive compensation previously paid;

●	seeking recovery of any gain realized on the vesting, exercise, settlement, sale, transfer, or other disposition of any equity-based awards;

●	offsetting the recouped amount from any compensation otherwise owed by the Company to the Covered Executive;

●	cancelling outstanding vested or unvested equity awards; and/or

●	taking any other remedial and recovery action permitted by law, as determined by the Board.

Determination of Executive Compensation for 2022

Base Salary. Typically, the Compensation Committee reviews and adjusts base salaries on an annual basis.

In February 2022, the Compensation Committee approved the base salaries for the executives below. Generally, the base salary levels reflect an increase over the prior base salaries from 3% to 8.7%.

The following table shows the base salaries of our named executive officers for 2022:

Name and Principal Position	2022 Annual Base Salary
Scott Longval	$500,000
President and Chief Executive Officer

Michael P. Geraci	$281,000
Senior Vice President, Sales and Marketing

Dennis L. Gonsior	$272,000
Senior Vice President, Global Operations

Annual Cash Incentive Compensation. In March 2012, the Compensation Committee adopted the Annual Incentive Plan for Executives and Key Employees, referred to as the Annual Incentive Plan. The amounts payable and the targets for the Annual Incentive Plan are adopted each year by the Compensation Committee.

In February 2022, the Compensation Committee approved the Annual Incentive Plan for 2022. For 2022, the Plan consists of three components:

●	the first component is based on the Company’s earnings before interest, taxes, depreciation and amortization as adjusted to add back stock based compensation, other income/expense, non-recurring charges and unknown legal and or future acquisition fees, referred to as “Adjusted EBITDA” and, at the target level, accounts for 40% of the potential bonus for executive officers and senior management and 50% for other participants;

●	the second component is based on the Company’s net revenues and, at the target level, accounts for 40% of the potential bonus for executive officers and senior management and 50% for other participants; and

●	the third component is strategic, based on the achievement of two specific strategic objectives in 2022, applies only to executive officers and senior management and accounts for 20% of the potential bonus.

The Adjusted EBITDA component and the revenue component have a threshold level (below which no bonus is payable), a target level and a maximum level (above which no further bonus is payable). The bonus payment between the threshold, target and maximum levels will be prorated. Under the strategic component, if only one of the two objectives is achieved, only one-half of the potential bonus under that component will be paid. Both the revenue component and the strategic component are dependent upon the Company meeting a minimum level of Adjusted EBITDA. Adjusted EBITDA will be determined after accruing any incentive compensation payable under the Plan. The maximum bonus payable under the 2022 Plan is approximately $3.3 million, assuming the maximum levels of Adjusted EBITDA and revenue are achieved and both strategic objectives are met.

Under the 2022 Plan, assuming that the Company achieves the target level of both of the financial components and both strategic objectives, Mr. Longval will be eligible to receive incentive compensation of 70% of his 2022 base salary and each of the other named executive officers will be eligible to receive incentive compensation of 40% of their 2022 base salary. Other participants will be eligible to receive incentive compensation of between 5% and 40% of their base 2022 salaries depending upon their tier level.

The following table shows the potential amounts payable to our named executive officers under the 2022 Annual Incentive Plan at different levels of the 2022 Plan targets.

	Adjusted EBITDA Component(1)			Revenue Component(1)			Strategic Component(2)
Name	Threshold	Target	Maximum	Threshold	Target	Maximum
Scott Longval	$0	$140,000	$280,000	$0	$140,000	$280,000	$70,000
Michael P. Geraci	0	44,960	89,920	0	44,960	89,920	22,480
Dennis L. Gonsior	0	43,520	87,040	0	43,520	87,040	21,760

(1) The bonus payment between the threshold, target and maximum levels will be prorated. No bonus is payable below the threshold level.

(2) Assumes both strategic objectives are met.

Long-Term Incentive Compensation in the Form of Restricted Stock Units and Performance Restricted Stock Units. The Compensation Committee generally makes awards on an annual basis but also makes awards in connection with new hires and promotions. Awards are made under the Company’s Amended and Restated 2015 Equity Incentive Plan. Historically, the Company made equity awards that vested in equal annual installments over a period of three years and were conditioned on the participant remaining in the employ of the Company over the vesting period. In February 2022, in addition to time vested RSUs, the Compensation Committee also awarded PRSUs based on the Company’s achievement of certain financial goals.

In February 2022, the Compensation Committee awarded RSUs to the Company’s executive officers for shares of common stock, which will vest in equal installments over a period of three years. Mr. Longval was awarded 26,953 RSUs, Mr. Geraci was awarded 4,789 RSUs and Mr. Gonsior was awarded 9,180 RSUs.

The Compensation Committee also awarded PRSUs in February 2022. The PRSUs will vest depending upon the achievement of total revenue in specific markets during 2024 at a threshold level (below which no PRSUs will vest), a target level and a maximum level (at which the maximum number of PRSUs will vest). The number of PRSUs that will vest between the threshold, target and maximum levels will be prorated.

The following table shows the number of PRSUs awarded to our named executive officers in 2022 that will vest at different levels of the 2024 designated revenue targets.

	2024 Designated Revenue Level Number of PRSUs Vesting(1)

Name	Threshold	Target	Maximum
Scott Longval	0	16,172	32,344
Michael P. Geraci	0	2,873	5,746
Dennis L. Gonsior	0	5,508	11,016

(1) The number of PRSUs that will vest between the threshold, target and maximum levels will be prorated.

Accounting and Tax Considerations

The Compensation Committee considers making awards using stock options, RSUs, PRSUs and other types of awards permitted under the Amended and Restated 2015 Equity Incentive Plan in light of FASB ASC Topic 718 - Stock Compensation. This accounting standard requires us to record as compensation expense the grant date fair value of a stock option or RSU or PRSU over the life of the award, except that we do not begin recording compensation expense for PRSUs until the achievement of at least the threshold performance criteria under the PRSUs becomes probable. The Compensation Committee considers the compensation expense of option and RSU and PRSU grants when making awards; however, given that, traditionally, the Compensation Committee has not made large grants of option and RSU and PRSU awards to our executive officers and employees, we do not expect that the compensation expense associated with option grants and RSU and PRSU grants will have a material adverse effect on our reported earnings.

Generally, Section 162(m) of the Internal Revenue Code of 1986, referred to as the “Internal Revenue Code,” and the Internal Revenue Service, referred to as the “IRS,” regulations adopted under that section, which are referred to collectively as “Section 162(m),” deny a deduction to any publicly held corporation, such as the Company, for certain compensation exceeding $1,000,000 paid during each calendar year to each of the chief executive officer, the chief financial officer, the three other highest paid executive officers whose compensation must be reported to shareholders in the proxy statement and any other individual who was subject to such limitation for any calendar year commencing on or after January 1, 2017. However, before the effective date of the 2017 tax reform legislation, amounts in excess of $1,000,000 were deductible if they qualify as “performance-based compensation.” With respect to stock awards made before the 2017 tax reform legislation, the Committee endeavored to structure the executive compensation program so that each executive’s compensation generally would be fully deductible.

The 2017 tax reform legislation removed the “performance-based compensation” exception from Section 162(m). Accordingly, awards made after November 2, 2017 generally are not eligible for the “performance-based compensation” exception and will not be deductible to the extent that they cause the compensation of the affected executive officers to exceed $1,000,000 in any year. Awards that were made and subject to binding written contracts in effect on November 2, 2017, are “grandfathered” under prior law and can still qualify as deductible “performance-based compensation,” even if paid in future years.

We do not believe that Section 162(m) will have a material adverse effect on us in 2022.

Summary Compensation Table

The following table summarizes compensation earned during 2021, 2020, and 2019 by our chief executive officer and each of the other executive officers named below. We refer to these individuals throughout this proxy statement as the “named executive officers.”

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1) ($)	Non-Equity Incentive Plan Compensation (2) ($)	All Other Compensation (3) ($)	Total ($)
Scott Longval (4)	2021	434,630	–	559,150	301,471	1,746	1,296,997
President and Chief Executive Officer	2020	310,017	–	338,028	–	2,026	650,071
	2019	300,000	–	137,494	–	2,300	439,794
			–
Ellen Scipta (5)	2021	233,852	150,000	326,966	–	408,923	1,119,741
Former Chief Financial Officer

Michael P. Geraci	2021	272,818	–	99,992	126,156	2,953	501,919
Senior Vice President, Sales and Marketing	2020	270,723	–	104,585	–	6,255	381,563
	2019	272,800	–	137,494	–	6,845	417,139

Dennis L. Gonsior	2021	262,990	–	119,986	121,611	2,357	506,944
Senior Vice President, Global Operations	2020	253,356	–	103,781	–	5,673	362,810
	2019	255,300	–	137,494	–	5,973	398,767

(1)	Stock awards consisted of RSUs and PRSUs issued in 2021 and 2020 and RSUs issued in 2019. The amounts included in the “Stock Awards” column represent the aggregate grant date fair value of RSU and PRSU awards granted in or for 2021, 2020 and 2019 computed in accordance with FASB Codification Topic 718. Stock awards in 2020 include the RSUs granted in 2021 under the salary restoration plan. We calculated the estimated fair value of RSU and PRSU awards using the closing price per share of our common stock on the grant date. For a discussion of valuation assumptions, see Note 18 to our consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2021.

(2)	No amounts were payable under the Annual Incentive Plan for 2020 and 2019 because the plan financial target was not reached.

(3)	Consists of payment of premiums for group term life insurance maintained for such executives and disability policies maintained for executives and in the case of Ms. Scipta, other compensation described in note (5).

(4)	Mr. Longval served as Chief Financial Officer until February 2021, as Executive Vice President (from January 2019 through September 2020), Chief Operating Officer (from April 2019 through September 2020) and as President and Chief Executive Officer beginning October 1, 2020.

(5)	Ms. Scipta served as Chief Financial Officer from February 2021 until her resignation in October 2021. Ms. Scipta received a signing bonus in 2021. Amounts shown in all other compensation include accrued separation payments pursuant to a Separation Agreement with Ms. Scipta. Approximately $346,154 of the separation payments and reimbursement for outplacement services of up to $10,000 were paid or will be paid in 2022.

Employment Agreements and Change in Control Arrangements

In connection with his promotion, we entered into a new employment agreement with Scott Longval, our President and Chief Executive Officer, dated as of October 1, 2020. We have employment agreements with Messrs. Geraci and Gonsior, our other named executive officers. Among other things, each employment agreement provides for the executive’s base salary and the executive’s right to participate in our bonus plans, equity plans and other employee benefits. Mr. Longval’s agreement also provided for a grant of 16,299 RSUs on October 20, 2020, vesting in equal one-third annual installments beginning on the first anniversary of the date of grant.

In the event that (i) there occurs a “change in control” (as defined in the agreements) or sale of our assets accounting for 90% of more of our sales and (ii) the executive’s employment is involuntarily terminated within one year afterwards, the executive will be entitled to payment of his or her base salary for one year (two years for Mr. Longval) in a lump sum and continuation of medical benefits for a period of one year (eighteen months for Mr. Longval).

The change in control provisions that we use contain a “double trigger” requirement, meaning that for an executive to receive a payment under the change of control provision, there must be both a change of control, as defined in the applicable agreement, and an involuntary termination of the executive’s employment. The double trigger requirement was chosen to prevent us from having to pay substantial payments in connection with a change in control where an executive had not suffered any adverse employment consequences. Under the Amended and Restated 2015 Equity Incentive Plan, in the event a change in control occurs and the acquiror assumes outstanding awards or provides an equivalent substitute, the awards will continue to vest in accordance with their terms unless the participant’s employment is terminated by the Company without “cause” or by the employee for “good reason” (as such terms are defined in the Amended and Restated 2015 Plan) within twelve months after the change of control, in which event such awards will immediately vest. If the acquiror does not assume the awards or provide an equivalent substitute, such awards will vest upon the change of control.

We believe that employment agreements and change in control protections are important to attract and retain talented executive officers and to protect our executive officers from a termination or significant change in responsibilities arising after a change in control.

For a discussion of the provisions relating to the termination of the employment of the executive officer under certain circumstances, see “—Potential Payments Upon Termination of Employment or Change in Control.”

Separation Agreement

In connection with the resignation of Ms. Scipta as Chief Financial Officer, Ms. Scipta entered into a Separation Agreement and General Release of Claims with the Company on November 14, 2021. Under this agreement, the Company agreed to provide Ms. Scipta the following:

●	a separation payment totaling $380,000, payable in 26 consecutive equal installments, less applicable withholdings, in accordance with the Company’s standard payroll practices;

●	payment of up to an aggregate of $10,000 for outplacement services;

●	the vesting of 15,251 previous granted RSUs held by Ms. Scipta, less applicable withholdings; and

●	the continuation of 1,326 previously granted PRSUs held by Ms. Scipta, subject to vesting upon achievement of the targets under the award.

The agreement also contains a release of claims against the Company and related persons.

Annual Incentive Plan Payments

The 2021 Annual Incentive Plan consisted of three components. The first component was based on the Company’s Adjusted EBITDA. The second component was based on the Company’s net revenues. The third component was strategic, based on the achievement of two specific strategic objectives in 2021. Both the second and third components were dependent on certain minimum Adjusted EBITDA targets being met. In February 2022, the Compensation Committee determined that the Adjusted EBITDA component was achieved at 98.7% of target, that the revenue target was achieved at 104.3% of target and that the two specific strategic objectives had been met. The Committee approved an estimated total payout under the 2021 Annual Incentive Plan of $2,177,479, of which a total of $549,238 was paid to the named executive officers.

Because of the outbreak of the COVID-19 (coronavirus) in the first quarter of 2020, the Compensation Committee did not adopt an incentive plan for 2020.

The 2019 Annual Incentive Plan consisted of two components. The first component was financial, with one portion based on the Company’s revenues and the other portion based on the Company’s EBITDA. The second component was strategic, based on the achievement of specific strategic objectives in 2019. Both components were dependent on certain minimum EBITDA targets being met and were payable in cash. In February 2020, the Compensation Committee determined that the financial target had not been met under the 2019 Annual Incentive Plan and, accordingly, no cash bonuses were paid for 2019.

Equity Plans

The following descriptions summarize our equity plans pursuant to which eligible employees, including the named executive officers, and directors receive equity based awards. Our Amended and Restated 2015 Equity Incentive Plan replaced our 2006 Equity Incentive Plan (described below). No additional grants may be made under the 2006 Equity Incentive Plan. Outstanding grants under the 2006 Equity Incentive Plan continue to be governed by their terms and the terms of the 2006 Equity Incentive Plan.

Amended and Restated 2015 Equity Incentive Plan

Shareholders originally approved the 2015 Equity Incentive Plan in April 2015. The Board amended and restated the 2015 Equity Incentive Plan in October 2020. In March 2021, upon recommendation from the Compensation Committee, the Board of Directors, adopted an amendment to the Amended and Restated 2015 Equity Incentive Plan, subject to shareholder approval, to increase the number of shares of common stock authorized for issuance under the Plan by an additional 500,000 shares. The amendment also increased the limit on the maximum number of incentive stock options that may be issued under the Plan by such additional 500,000 shares. The amendment was approved by shareholders in May 2021. The Amended and Restated 2015 Equity Incentive Plan, as amended, is referred to as the “2015 Plan”.

The 2015 Plan is administered by the Compensation Committee of the Board of Directors. The Compensation Committee determines the type of awards to be granted under the 2015 Plan; selects award recipients and determines the extent of their participation; determines the method or formula for establishing the fair market value of the shares of common stock for various purposes under the 2015 Plan; and establishes all other terms, conditions, restrictions and limitations applicable to awards and the shares of common stock issued pursuant to awards, including, but not limited to, those relating to a participant’s retirement, death, disability, leave of absence or termination of employment. The Compensation Committee may accelerate or defer the vesting or payment of awards, cancel or modify outstanding awards, waive any conditions or restrictions imposed with respect to awards or the shares of common stock issued pursuant to awards and make any and all other interpretations and determinations which it deems necessary with respect to the administration of the 2015 Plan, other than a reduction of the exercise price of an option after the grant date and subject to the provisions of Section 162(m) of the Internal Revenue Code with respect to “covered employees,” as defined in Section 162(m) of the Internal Revenue Code, except that the Committee may not, without the consent of the holder of an award or unless specifically authorized by the terms of the plan or an award, take any action with respect to such award if such action would adversely affect the rights of such holder.

The maximum total number of shares for which awards may be granted under the 2015 Equity Incentive Plan is 1,000,214 shares of common stock, subject to appropriate adjustment in a manner determined by the Board of Directors to reflect changes in the Corporation’s capitalization; however, such authorized share reserve will be increased from time to time by a number of shares equal to the number of shares of common stock that are issuable pursuant to grants outstanding under the 2006 Equity Incentive Plan that, but for the termination and/or suspension of the 2006 Equity Incentive Plan and such other plans, would otherwise have reverted to the share reserve of the 2006 Equity Incentive Plan pursuant to the terms thereof as a result of the expiration, termination, cancellation, forfeiture, net exercise, tax withholding or repurchase of such options.

As of February 28, 2022:

●	options to purchase 318,442 shares of common stock were outstanding under the 2015 Plan;

●	unvested RSUs for 261,159 shares of common stock were outstanding under the 2015 Plan;

●	unvested PRSUs for 100,829 shares of common stock were outstanding under the 2015 Plan;

●	341,858 shares of common stock were available for new awards under the 2015 Plan; and

●	options to purchase 161,261 shares of common stock were outstanding under the 2006 Equity Incentive Plan, which shares will become available for new awards under the 2015 Plan in the event of the expiration, termination, cancellation, forfeiture, net exercise, tax withholding or repurchase of such awards.

The maximum number of shares of common stock for which stock options may be granted to any person in any fiscal year and the maximum number shares of common stock subject to SARs granted to any person in any fiscal year each is 50,000. The maximum number of shares of common stock subject to other Awards granted to any person in any fiscal year is 50,000 shares.

2006 Equity Incentive Plan

Shareholders approved the 2006 Equity Incentive Plan in April 2006 and, in April 2010 and May 2012, approved amendments to the 2006 Equity Incentive Plan to, among other things, increase the number of shares of common stock authorized for issuance under that plan. The 2006 Equity Incentive Plan was replaced by the 2015 Plan in April 2015 and no new awards will be made under the 2006 Equity Incentive Plan. The 2006 Equity Incentive Plan permitted the same types of equity awards as are permitted under the 2015 Plan. Awards outstanding under the 2006 Equity Incentive Plan will continue to be administered by the Compensation Committee of the Board of Directors and governed by the terms of such Plan and the awards. As of February 28, 2022, options to purchase 161,261shares of common stock were outstanding under the 2006 Equity Incentive Plan, which shares will become available for new awards under the 2015 Plan in the event of the expiration, termination, cancellation, forfeiture, net exercise, tax withholding or repurchase of such awards.

Outstanding Equity Awards at Fiscal Year-End

The following table summarizes stock option and RSU awards held by our named executive officers as of December 31, 2021.

Name	Option Awards			Stock Awards
	Number of Securities Underlying Unexercised Options (#) Exercisable	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested (1) ($)
Scott Longval, President, Chief Executive Officer	15,000 12,000 12,000 12,000 12,000	6.26 6.87 7.58 6.90 7.05	1/2/2022 1/1/2025 1/3/2026 1/2/2027 7/25/2027	1,993(2) 3,801(3) 10,866(4) 760(5) 18,657(6) 6,219(8)	32,227 61,462 175,703 12,289 301,684 100,561
Michael P. Geraci, Senior Vice President, Sales and Marketing	10,000 4,000 8,000 12,000	4.05 7.58 6.90 7.05	1/5/2023 1/3/2026 1/2/2027 7/25/2027	1,993(2) 3,497(3) 3,443(7) 461(5) 1,148(8)	32,227 56,546 55,673 7,454 18,563
Dennis L. Gonsior, Senior Vice President, Global Operations	12,000 12,000 12,000 12,000	6.87 7.58 6.90 7.05	1/1/2025 1/3/2026 1/2/2027 7/25/2027	1,993(2) 3,497(3) 4,132(7) 431(5) 1,377(8)	32,227 56,546 66,814 6,969 22,266
Ellen Scipta, Former Chief Financial Officer				1,326(8)	21,441

(1)	Calculated by multiplying the closing price per share of the Company’s common stock on December 31, 2021, $16.17, by the number of shares subject to the RSU or PRSU.

(2)	The unvested balance of this RSU vests in installment on May 1, 2022.

(3)	The unvested balance of this RSU vests in two equal installments on each of February 12, 2022 and 2023.

(4)	The unvested balance of this RSU vests in two equal installments on each of October 20, 2022 and 2023.

(5)	The unvested balance of this RSU vests in three equal installments on each of March 12, 2022, 2023 and 2024.

(6)	The unvested balance of this RSU vests in three equal installments on each of May 4, 2022, 2023 and 2024.

(7)	The unvested balance of this RSU vests in three equal installments on each of February 15, 2022, 2023 and 2024

(8)	The unvested balance of this PRSU vests based on revenues from certain markets in 2023. Amounts shown are at target level.

Potential Payments Upon Termination of Employment or Change in Control

Our employment agreements with Mr. Longval and our other named executive officers provide the following material terms in the event of the termination of the employment of the executive under certain circumstances:

●	in the event of the termination of the executive’s employment without cause, we are required to pay the executive’s base salary for a severance period equal to one year (two years in the case of Mr. Longval) and continue their medical benefits for a period of one year (eighteen months in the case of Mr. Longval). Messrs. Geraci and Gonsior have the option to have the present value of their base salary paid in a lump sum, using a discount rate of 6%;

●	in the event that (i) there occurs a change in control or sale of our assets accounting for 90% of more of our sales and (ii) the executive’s employment is involuntarily terminated within one year afterwards, we are required to pay the executive’s base salary for one year (two years for Mr. Longval) in a lump sum and to continue medical benefits for a period of one year (eighteen months in the case of Mr. Longval);

●	in the sole and absolute discretion of the Board of Directors, in the event that the executive is terminated without cause or there occurs a change of control followed by the executive’s involuntary termination, we may elect to pay executive a prorated amount of the bonus that executive would have been entitled to receive for the year in which he was terminated;

●	in the event that the executive’s employment is terminated by the Company for any reason other than for cause, death or disability or if such executive terminates their employment under circumstances that would constitute an involuntary termination, then: (i) any outstanding stock options, if unvested, shall accelerate, vest and be exercisable, in the case of Messrs. Geraci and Gonsior, on the date of termination of employment and, in the case of Mr. Longval, on the later of the first anniversary of the date of grant of such options and the date of termination of employment, and may be exercised by such executive or their legal representative, estate, personal representative or beneficiary for a period equal to the unexpired term of the stock option, notwithstanding their termination, and (ii) any unvested RSUs (other than PRSUs) shall automatically vest and become free of all restrictions and conditions, less applicable withholdings, in the case of Messrs. Geraci and Gonsior, on the date of termination of employment and, in the case of Mr. Longval, on the later of the first anniversary of the date of grant of such restricted stock units and the date of termination of employment, notwithstanding their termination; and

●	a one year non-competition covenant (two years in the case of Mr. Longval in the event he is receiving a severance payment following a termination by the Company without cause or an involuntary termination following a change of control) and covenants concerning confidentiality and inventions.

For a discussion of the treatment of PRSUs in the event of termination of employment, see “Equity Plans” below.

The employment agreements for Messrs. Geraci and Gonsior provide that, in the event that we give a notice of non-renewal of the term of the agreement to the executive and, within 12 months after the date of the non-renewal notice, the executive’s employment is terminated by the Company for any reason other than cause or the death or disability of executive, the executive will be entitled to the severance benefits described above with respect to a termination without cause except that the severance period shall be reduced by the number of days between the date of the non-renewal notice and the termination of executive’s employment.

As defined in the employment agreements:

“Asset Sale” means the sale of our assets (including the stock or assets of our subsidiaries) to which 90% or more of our consolidated sales volume is attributable.

“Cause” means the following, provided that, in the case of circumstances described in the fourth through sixth clauses below, we must have first given written notice to executive, and executive must have failed to remedy the circumstances as determined in the sole discretion of the Board of Directors within 30 days after such notice:

●	fraud or dishonesty in connection with executive’s employment or theft, misappropriation or embezzlement of our funds;

●	conviction of any felony, crime involving fraud or knowing misrepresentation, or of any other crime (whether or not such felony or crime is connected with his or her employment) the effect of which in the reasonable judgment of the Board of Directors is likely to adversely affect us or our affiliates;

●	material breach of executive’s obligations under the employment agreement;

●	repeated and consistent unauthorized failure of executive to be available to perform duties during normal business hours;

●	willful violation of any Company policy or any express lawful direction or requirement established by the Board of Directors, as determined by a majority of Board of Directors;

●	insubordination, gross incompetence or misconduct in the performance of, or gross neglect of, executive’s duties under the employment agreement, as determined by a majority of the Board of Directors; or

●	use of alcohol or other drugs which interfere with the performance by executive of his or her duties, or use of any illegal drugs or narcotics.

“Change of control” of means an “asset sale” or a “change in majority stock ownership.”

“Change in majority stock ownership” means the acquisition by any “person” (as such term is used in Sections 13(d) and 14(d) of the Securities Exchange Act of 1934, referred to as the “Exchange Act”), including any affiliate or associate as defined in Rule 12b-2 under the Exchange Act of such person, or any group of persons acting in concert, other than us, any trustee or other fiduciary holding securities under an employee benefit plan of ours, or any corporation or other entity owned, directly or indirectly, by our shareholders in substantially the same proportion as their ownership of capital stock of us, of “beneficial ownership” (as defined in Rule 13d-3 under the Exchange Act), directly or indirectly, of 50% or more of the combined voting power of our then outstanding securities.

“Involuntarily termination” means:

●	any termination of the employment of executive by the Company other than for cause, death or disability; or

●	any termination of employment of the executive by executive following:

○	a material diminution in the executive’s base compensation;

○	a material diminution in the executive’s authority, duties, or responsibilities;

○	a material diminution in the authority, duties, or responsibilities of the supervisor to whom the executive is required to report;

○	a material diminution in the budget over which the executive retains authority;

○	a material change in the principal geographic location at which the executive must perform the services, unless such change reduces the length of the executive’s commute (measured either in time or miles); or

○	any other action or inaction that constitutes a material breach by the Company under the agreement.

Provided, however, that with respect to any termination by executive pursuant to the foregoing, executive shall have first provided notice to the Company of the existence of the condition proposed to be relied upon within 90 days of the initial existence of the condition, and shall have given us a period of 30 days during which we may remedy the condition and we shall have failed to do so during such period.

The change in control provisions that we use contain a “double trigger” requirement, meaning that for an executive to receive a payment under the change of control provision, there must be both a change of control, as defined in the applicable agreement, and an involuntary termination of the executive’s employment. The double trigger requirement was chosen to prevent us from having to pay substantial payments in connection with a change in control where an executive had not suffered any adverse employment consequences.

Disability Benefits for Certain Named Executive Officers. We provide all of our full-time salaried employees with short-term disability benefits for six months. We also maintain a disability insurance policy on behalf of certain members of our senior management, including our named executive officers, which is in addition to the disability benefits that we maintain for our salaried employees. In the event that any of these executives became disabled, as provided in their respective policies, was unable to return to the performance of their duties after six months and was terminated as an employee effective as of December 31, 2021, they would be paid monthly benefits as follows: Mr. Geraci - $6,450 per month; Mr. Gonsior - $5,860 per month; and Mr. Longval $5,312 per month.

Equity Plans. Our named executive officers hold unvested stock options, RSUs and PRSUs under our Amended and Restated 2015 Equity Incentive Plan and our 2006 Equity Incentive Plan.

Under our plans and applicable awards, all unvested options, RSUs and PRSUs will automatically accelerate and become vested upon the death, disability or retirement of the holder, as defined in that Plan except that PRSUs will vest at the target level in the event of death or disability and will vest based upon the level of achievement through the date of retirement. In the event a change in control occurs and the acquiror assumes outstanding awards or provides an equivalent substitute, the awards will continue to vest in accordance with their terms unless the participant’s employment is terminated by the Company without “cause” or by the employee for “good reason” (as such terms are defined in the Amended and Restated 2015 Plan) within twelve months after the change of control, in which event such awards will immediately vest Plan except that PRSUs will vest based upon the level of achievement through the date of termination. If the acquiror does not assume the awards or provide an equivalent substitute, such awards will vest upon the change of control except that PRSUs will vest at the target level under the applicable award.

In addition, as described above, under their employment agreements, unvested options and RSUs held by a named executive officer will automatically accelerate and become vested upon the termination of employment by such executive under circumstances that constitute an involuntary termination.

Under the plans, options and unvested RSUs and PRSUs held by an employee whose employment is terminated for cause, as defined in those plans, will terminate immediately. In addition, under the Amended and Restated 2015 Equity Incentive Plan, the voluntary resignation of employment by an employee, other than for retirement as defined, will not result in the acceleration of unvested options or RSUs.

Director Compensation for 2021

For their service as directors, each non-employee directors receives an annual retainer. All retainers are paid in quarterly installments. For the first quarter of 2021, each non-employee director also received fees for each Board and committee meeting attended; however, no fee was payable for telephonic board and committee meetings that lasted less than 30 minutes. Non-employee directors are also eligible to receive awards under the Amended and Restated 2015 Equity Incentive Plan.

The Compensation Committee periodically reviews the compensation of non-employee directors and makes recommendations to the Board for adjustments. As part of this review, the Compensation Committee solicits the input of outside compensation consultants. During 2020, based on advice from Pearl Meyer & Partners, LLC, referred to as “Pearl Meyer,” an independent compensation consultant, the Compensation Committee recommended, and the Board approved, certain changes to our non-employee director compensation program effective as of April 1, 2021, including the elimination of per meeting fees.

The retainers, stock award and per meeting fees in effect before and after April 1, 2021 are set forth below:

Board Retainers and Equity Awards	Director		Chairperson
	Before April 1, 2021	After April 1, 2021	Before April 1, 2021	After April 1, 2021
Annual Cash Retainer	$50,000	$40,000	$75,000	$65,000
Annual Equity Award	$60,000	$75,000	$72,000	$100,000
Committee Retainers	Member		Chairperson
Audit	NA	$10,000	$10,000	$20,000
Compensation	NA	$7,500	$5,000	$15,000
Nominating and Corporate Governance	NA	$5,000	$5,000	$10,000
Per Meeting Fees	Member		Chairperson
In-Person Meetings	$1,500	NA	$1,500	NA
Telephonic Meetings	$500	NA	$500	NA

Directors are eligible to receive awards under the Amended and Restated 2015 Equity Incentive Plan. Non-employee directors who are re-elected or continue as a non-employee director at the annual meeting of shareholders received an automatic grant of RSUs equal to a pre-determined cash amount ($100,000 in the case of the Chairman and $75,000 in the case of the other non-employee directors) divided by the closing price of the common stock on the date of the annual meeting. Accordingly, following the 2021 annual meeting, Mr. Smith, in his capacity as Chairman of the Board, was automatically granted 4,403 RSUs, while each of Ms. Rider, Ms. Pepski, Mr. Giordano, Mr. Gorder and Mr. Huggenberger was automatically granted 3,302 RSUs, in each case based on the last sale price of the common stock on the date of the 2021 annual meeting of $22.71 per share. The RSUs vest on the first anniversary of the date of grant, except that they will vest immediately upon a “change in control” or the death, disability or retirement of the recipient, as provided in the Amended and Restated 2015 Equity Incentive Plan.

The following table sets forth information concerning the compensation earned during the year ended December 31, 2021 by each of our directors that was not also an employee.

Name	Fees Earned or Paid in Cash ($)	Stock Awards (1)(2) ($)	All Other Compensation ($)	Total ($)
Nicholas A. Giordano	68,042	74,988	—	143,030

Mark S. Gorder	52,000	94,709	—	146,709

Raymond O. Huggenberger	65,597	74,998	—	140,585

Robert N. Masucci(3)	32,000	0	—	32,000

Kathleen P. Pepski	44,810	82,415	—	127,225

Heather D. Rider	69,501	74,998	—	144,489

Philip I. Smith	93,979	99,992	—	193,971

(1)	The amounts included in the “Stock Awards” column represent the aggregate grant date fair value of RSU awards granted in or for 2021, computed in accordance with Financial Accounting Standards Board’s Accounting Standards Codification Topic 718 (“FASB Codification Topic 718”). Excluded from the total 2021 award are RSUs granted in 2021 in restoration of reduced meeting fees in 2020. These awards were previously disclosed in the prior year proxy statement. We calculated the estimated fair value of RSU awards using the closing price per share of our common stock on the grant date. For a discussion of valuation assumptions, see Note 18 to our consolidated financial statements included in our annual report on Form 10-K for the fiscal year ended December 31, 2021. As of December 31, 2021, the number of unvested RSU awards held by our non-employee directors was: Mr. Gorder - 27,966; Mr. Giordano – 7,753; Mr. Huggenberger – 7,753; Mr. Masucci – 0; Ms. Pepski - 3,586, Ms. Rider 7,267 and Mr. Smith– 9,692.

(2)	We did not grant any stock option awards to our non-employee directors in 2021. As of December 31, 2021, the number of stock option awards held by our non-employee directors was: Mr. Gorder 138,250; Mr. Giordano – 20,000; Mr. Huggenberger – 0; Mr. Masucci – 0; Ms. Pepski - 0, Ms. Rider – 0; and Mr. Smith – 10,000.

(3)	Mr. Masucci retired as a director on May 4, 2021.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Share Ownership of Certain Beneficial Owners, Directors and Officers

The following table sets forth certain information as of February 28, 2022, concerning beneficial ownership of the shares of common stock by (i) persons or groups of persons shown by Securities and Exchange Commission records to own beneficially more than 5% of the shares of common stock, (ii) directors, (iii) the executive officers and former executive officer named in the Summary Compensation Table and (iv) all directors, nominees and executive officers as a group:

Name	Number of Shares Beneficially Owned(1) (2)	Percent of Class

Gabelli Funds, LLC (3) GAMCO Asset Management Inc. Teton Advisors, Inc. Gabelli Foundation, Inc, GGCP, Inc. GAMCO Investors, Inc. Associated Capital Group, Inc. Mario J. Gabelli One Corporate Center Rye, NY 10580-1435	963,048	10.4%

Palisade Capital Management, L.L.C. (4) One Bridge Plaza, Suite 695 Fort Lee, NJ 07024	498,127	5.4%

Royce & Associates, LP (5) 745 Fifth Avenue New York, NY 10151	847,010	9.1%

Mark S. Gorder (6) Director	486,959	5.2%

Philip I. Smith Chairman of the Board of Directors	18,715	*

Scott Longval Director, President and Chief Executive Officer	110,724	1.2%

Nicholas A. Giordano Director	114,925	1.2%

Raymond O. Huggenberger Director	3,486	*

Kathleen P. Pepski Director	95	*
Heather D. Rider Director	3,794	*

Michael P. Geraci Senior Vice President, Sales and Marketing	68,321	*

Dennis L. Gonsior Senior Vice President, Global Operations	101,898	1.1%

Ellen Scipta Former Chief Financial Officer	15,386	*

All Directors and Executive Officers as a Group (11 persons)	929,223	9.7%
________________________
*Less than 1%.

(1)	Unless otherwise indicated, each person has sole voting and investment power with respect to all such shares. The securities “beneficially owned” by a person are determined in accordance with the definition of “beneficial ownership” set forth in the regulations of the Securities and Exchange Commission. The information does not necessarily indicate beneficial ownership for any other purpose. The same shares of common stock may be beneficially owned by more than one person. Beneficial ownership, as set forth in the regulations of the Securities and Exchange Commission, includes securities as to which the person has or shares voting or investment power. Shares of common stock issuable upon (i) the exercise of stock options that are or will be exercisable within 60 days of February 28, 2022 or (ii) the vesting of RSUs within 60 days of February 28, 2022 are deemed outstanding for computing the share ownership and percentage ownership of the person holding such securities, but are not deemed outstanding for computing the percentage of any other person. Beneficial ownership may be disclaimed as to certain of the securities.

(2)	In the case of the Company’s directors, nominees and executive officers, includes the following shares which such person has the right to acquire within 60 days of February 28, 2022 through the exercise of stock options or the vesting of RSUs or, in the case of Messrs. Gorder and Giordano though their retirement:

Name	Number of Shares Subject to Options	Number of Shares Subject to RSUs
Mark S. Gorder	113,250	27,603
Philip I. Smith	10,000	2,080
Scott Longval	48,000	253
Nicholas A. Giordano	0	7,753
Raymond O. Huggenberger	0	85
Kathleen P. Pepski	0	95
Heather D. Rider	0	1,940
Michael P. Geraci	34,000	154
Dennis L. Gonsior	48,000	144
Ellen Scipta	0	0
Other Executive Officer	2,267	0

All Directors and Executive Officers as a Group	255,517	40,107

(4)	Based upon a Schedule 13D/A filed with the Securities and Exchange Commission on January 6, 2022.

(5)	Based upon a Schedule 13G/A filed with the Securities and Exchange Commission on February 4, 2022.

(6)	Based upon a Schedule 13G/A filed with the Securities and Exchange Commission on January 21, 2022.

(8)          Includes 5,000 shares of common stock owned by his spouse, as to all of which shares Mr. Gorder disclaims beneficial ownership. Mr. Gorder’s business address is c/o Intricon Corporation, 1260 Red Fox Road, Arden Hills, MN 55112.

Equity Compensation Plan Information

The following table details information regarding the Company’s existing equity compensation plans as of December 31, 2021:

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (1)	(b) Weighted-average exercise price of outstanding options, warrants and rights (2)	(c) Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (3)
Equity compensation plans approved by security holders	764,347	$6.69	552,982
Equity Compensation plans not approved by security holders.	-	-	-
Total	764,347	$6.69	552,982

(1)	The amount in column (a) includes outstanding options to purchase 547,303 shares of common stock and unvested restricted stock units for 217,044 shares of common stock.
(2)	The weighted average exercise price in column (b) is based only on outstanding stock options.
(3)	The amount shown in column (c) includes 497,083 shares issuable under the Company’s Amended and Restated 2015 Equity Incentive Plan (the “2015 Plan”) and 55,899 shares available for purchase under the Company’s Employee Stock Purchase Plan. Under the terms of the 2015 Plan, as outstanding options under the Company’s 2006 Equity Incentive Plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise or for withholding taxes, the shares of common stock subject to such options will become available for issuance under the 2015 Plan. As of December 31, 2021, 214,561 shares of common stock were subject to outstanding options under the 2006 Equity Incentive Plan. Accordingly, if any of these options expire, terminate, are cancelled or forfeited or are withheld in a net exercise or for withholding taxes, the shares of common stock subject to such options also will be available for issuance under the 2015 Plan.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Independence of the Board of Directors

Under our corporate governance guidelines, the Board, with the assistance of legal counsel and the Nominating and Corporate Governance Committee, uses the current standards for “independence” established by the Nasdaq Stock Market, referred to in the remainder of this proxy statement as “Nasdaq,” to determine director independence. The Board of Directors has determined that the following directors, constituting a majority of the members of the Board, are independent as defined in the corporate governance rules of Nasdaq: Ms. Pepski and Ms. Rider and Messrs. Giordano, Huggenberger and Smith.

The independence standards of Nasdaq are composed of objective standards and subjective standards. Under the objective standards, a director will not be deemed independent if he directly or indirectly receives payments for services (other than as a director) in excess of certain thresholds or if certain described relationships exist. Under the subjective independence standard, a director will not be deemed independent if he has a material relationship with the Company that, in the view of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. Under the Nasdaq rules, an independent director must satisfy both the objective and the subjective standards.

ITEM 14. Principal Accounting Fees and Services

Independent Registered Public Accountant Fee Information

Fees for professional services provided by Deloitte & Touche LLP, (Minneapolis, Minnesota, Auditor Firm ID: 34) referred to as “Deloitte,” the Company’s independent auditor for the fiscal year ended December 31, 2021, in each of the following categories were:

Services Rendered (1)	2021

Audit Fees	$595,000
Audit-Related Fees	24,095
Tax Fees	—
All Other Fees	—
Total	$619,095

(1)	The aggregate fees included in Audit Fees are fees billed for the fiscal years. The aggregate fees included in each of the other categories are fees billed in the fiscal years.

Audit Fees. The audit fees for 2021 include fees for professional services rendered for the audit of the Company’s annual financial statements and the effectiveness of our internal control over financial reporting included in the Company’s Form 10-K Reports, and the review of the financial statements included in the Company’s Form 10-Q Reports.

Audit-Related Fees. The audit-related fees for 2021 include fees for the audit of the Company’s employee benefit plan and subscription to research tool.

Tax Fees. We did not use Deloitte for tax services in 2021.

All Other Fees. There were no other fees in 2021.

Auditor Independence

The Audit Committee has considered the nature of the above-listed services provided by Deloitte and determined that the provisions of the services are compatible with Deloitte maintaining their independence.

Pre-Approval Policy

The Audit Committee has established pre-approval policies and procedures pursuant to which the Audit Committee pre-approved the foregoing audit and permissible non-audit services provided by Deloitte in 2021.

PART IV

ITEM 15. Exhibits, Financial Statement Schedules

(a)	The following documents were filed as a part of the Original Report:

1)	Financial Statements – The consolidated financial statements of the Registrant are set forth in Item 8 of Part II of the Original Report.

Consolidated Statements of Operations for the years ended December 31, 2021 and 2020.

Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020.

Consolidated Balance Sheets at December 31, 2021 and 2020.

Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020.

Consolidated Statements of Equity for the years ended December 31, 2021 and 2020.

Notes to Consolidated Financial Statements.

3)	Exhibits –

2.1	Share Purchase Agreement dated as of May 18, 2020 among Intricon Pte. Ltd. , a wholly-owned subsidiary of Intricon Corporation, Emerald Medical Services Pte., Ltd., a Singapore company (“EMS”), and the direct and indirect owners of EMS. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2020.)

2.2	Agreement and Plan of Merger, dated as of February 27, 2022, by and among Intricon Corporation, IIN Holding Company LLC and IC Merger Sub Inc. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2022.)

3.1	The Company’s Amended and Restated Articles of Incorporation, as amended. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on April 24, 2008.)

3.2	The Company’s Amended and Restated By-Laws as of March 19, 2021. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission March 22, 2021.)

3.3	Amendment to Amended and Restated Bylaws of Intricon Corporation. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on March 1, 2022.)

4.1	Specimen Common Stock Certificate. (Incorporated by reference from the Company’s Registration Statement on Form S-3 (registration no. 333-200182) filed with the Commission on November 13, 2014.)

4.2	Description of the Registrant’s Securities Registered Pursuant to Section 12 of the Securities Exchange Act of 1934. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.)

+10.1	Supplemental Retirement Plan (amended and restated effective January 1, 1995). (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 1995.)

+10.2	2006 Equity Incentive Plan, as amended. (Incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 15, 2012.)

+10.3	Form of Stock Option Agreement issued to executive officers pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

+10.4	Form of Stock Option Agreement issued to directors pursuant to the 2006 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2006.)

+10.5	Non-Employee Directors Stock Fee Election Program. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

+10.6	Non-Employee Director and Executive Officer Stock Purchase Program, as amended. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008.)

10.7	Agreement by and between K/S HIMPP and Intricon Corporation dated December 1, 2006 and the schedules thereto. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.)

+10.8	Transition Agreement by and between Mark S. Gorder and the Company dated as of June 29, 2020. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on June 30, 2020.)

+10.9.1	Employment Agreement with Mark S. Gorder. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

+10.9.2	Employment Agreement between the Company and Scott Longval dated as of October 1, 2020. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on October 26, 2020.)

+10.9.3	Employment Agreement between the Company and Ellen Scipta dated as of February 5, 2021. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on February 8, 2021.)

+10.9.4	Form of Employment Agreement with certain executive officers. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission October 12, 2007.)

+10.9.5	Form of Amendment No.1 to Employment Agreements with Michael Geraci and Dennis Gonsior dated as of June 14, 2021. (Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)

10.10.1	Eleventh Amendment to Loan and Security Agreement and Waiver among the Company, Intricon, Inc., I-Management, LLC, Hearing Help Express, Inc., and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated as of December 15, 2017. Exhibit A to this Amendment contains the fully amended Loan and Security Agreement among the parties. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

10.10.2	Twelfth Amendment to Loan and Security Agreement among the Company, Intricon, Inc., Hearing Help Express, Inc. and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated as of July 23, 2018. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018.)

10.10.3	Thirteenth Amendment to Loan and Security Agreement among the Company, Intricon, Inc., Hearing Help Express, Inc. and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated as of April 17, 2019. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.)

10.10.4	Fourteenth Amendment to Loan and Security Agreement and Waiver among the Company, Intricon, Inc., Hearing Help Express, Inc., and CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated as of May 13, 2020. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2020.)

10.11.1	Amended and Restated Revolving Note from the Company, Intricon, Inc. and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated April 17, 2019. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019.)

10.11.2	Amended and Restated Revolving Note from the Company, Intricon, Inc. and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated May 13, 2020. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on May 20, 2020.)

10.12	Amended and Restated Term Note from the Company, Intricon, Inc., I-Management, LLC and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated December 15, 2017. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

10.13	Amended and Restated CapEx Note from the Company, Intricon, Inc. and Hearing Help Express, Inc. to CIBC Bank USA (formerly known as The PrivateBank and Trust Company), dated July 23, 2018. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018).

+10.14	Annual Incentive Plan for Executives and Key Employees. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.)

+10.15	Amended and Restated Amendment to Equity Plans. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.)

+10.16	Amendment No. 2 to Equity Plans. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016.)

+10.17.1	2015 Equity Incentive Plan. (Incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 6, 2015.)

+10.17.2	Amended and Restated 2015 Equity Incentive Plan. (Incorporated by reference to Appendix A to the Company’s Proxy Statement filed with the Securities and Exchange Commission on March 22, 2021.)

+10.18	Form of Stock Option Agreement issued to employees pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

+10.19	Form of Stock Option Agreement issued to directors pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.)

+10.20	Form of Performance Stock Option Agreement issued to employees pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

+10.21	Form of Restricted Stock Unit Agreement issued to employees pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

+10.22	Form of Restricted Stock Unit Agreement issued to directors pursuant to the 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.)

+10.23	Employee Stock Purchase Plan, as amended (Incorporated by reference from Appendix A to the Company’s proxy statement filed with the SEC on March 11, 2016).

+10.24	Master Supply Agreement effective as of May 14, 2019 between Medtronic, Inc. and the Company and related Business Unit Supply Agreement and Automation Agreement (Certain provisions of this exhibit have been omitted pursuant to Item 601 (b)(10)(iv) of Regulation S-K.) (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019.)

+10.25	Form of Restricted Stock Unit Agreement issued to employees pursuant to the Amended and Restated 2015 Equity Incentive Plan. (Incorporated by reference from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

+10.26	Form of Performance Restricted Stock Unit Agreement issued to employees pursuant to the Amended and Restated 2015 Equity Incentive Plan. (Incorporated by reference from Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021.)

+10.27	Employment Agreement between the Company and Ellen Scipta dated as of February 5, 2021. (Incorporated by reference from the Company’s Current Report on Form 8-K filed with the Commission on February 9, 2021.)

+10.28	Separation Agreement and General Release of Claims between the Company and Ellen Scipta dated as of November 14, 2021.(Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)

21.1	List of significant subsidiaries of the Company.(Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)

23.1	Consent of Independent Registered Public Accounting Firm (Deloitte & Touche LLP). (Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)

31.1	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)

31.2	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)

31.3*	Certification of principal executive officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.4*	Certification of principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of principal executive officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)

32.2	Certification of principal financial officer pursuant to U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)

101	The following materials from Intricon Corporation’s Annual Report on Form 10-K for the year ended December 31, 2021, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Consolidated Statements of Operations for the years ended December 31, 2021 and 2020; (ii) Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2021 and 2020; (iii) Consolidated Balance Sheets as of December 31, 2021 and 2020; (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021 and 2020; (v) Consolidated Statements of Equity for the years ended December 31, 2021 and 2020; and (vi) Notes to Consolidated Financial Statements. (Previously filed with the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.)
104	Cover Page Interactive Data File (embedded within the Inline XBRL Document and included in Exhibit 101)

*	Filed herewith.
+	Denotes management contract, compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

INTRICON CORPORATION (Registrant)

By:	/s/ Scott Longval
Scott Longval
President and Chief Executive Officer

Dated: April 4, 2022