Form 10-Q
period 2022-03-31
INTRICON CORP
filed 2022-05-09
CIK 88790

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 or 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

The number of outstanding shares of the registrant’s common stock, $1.00 par value, on April 30, 2022 was 9,302,316.

INTRICON CORPORATION

I N D E X

PART I: FINANCIAL INFORMATION

ITEM 1. Financial Statements

INTRICON CORPORATION
Condensed Consolidated Statements of Operations
(In Thousands, Except Per Share Amounts)

	Three Months Ended
(unaudited)	March 31,	March 31,
	2022	2021

Revenue, net	$33,060	$31,768
Cost of goods sold	24,188	23,558
Gross profit	8,872	8,210

Operating expenses:
Sales and marketing	2,318	1,982
General and administrative	4,310	4,052
Research and development	1,587	1,293
Merger-related costs	1,032	-
Other operating expenses	54	35
Total operating expenses	9,301	7,362
Operating (loss) income	(429)	848

Interest expense, net	(1)	(9)
Other expense, net	(152)	(77)
(Loss) income before income taxes	(582)	762
Income tax expense	15	90
Net (loss) income	(597)	672
Less: Income (loss) allocated to non-controlling interest	60	(42)
Net (loss) income attributable to Intricon shareholders	$(657)	$714

(Loss) income per share attributable to Intricon shareholders:
Basic	$(0.07)	$0.08
Diluted	$(0.07)	$0.07

Average shares outstanding:
Basic	9,256	8,994
Diluted	9,256	9,607

(See accompanying notes to the condensed consolidated financial statements)

INTRICON CORPORATION
Condensed Consolidated Statements of Comprehensive Income (Loss)
(In Thousands)

	Three Months Ended
(unaudited)	March 31,	March 31,
	2022	2021
Net (loss) income	$(597)	$714
Unrealized foreign currency translation adjustment	(7)	25
Realized pension and postretirement obligations	11	12
Other	26	115
Comprehensive (loss) income	$(567)	$866

(See accompanying notes to the condensed consolidated financial statements)

INTRICON CORPORATION
Condensed Consolidated Balance Sheets
(In Thousands, Except Per Share Amounts)

(unaudited)	March 31,	December 31,
	2022	2021
Current assets:
Cash and cash equivalents	$5,311	$5,584
Restricted cash	638	645
Short-term investment securities	15,457	19,420
Accounts receivable, less provision for doubtful accounts of $65 at March 31, 2022 and $69 at December 31, 2021	11,089	8,257
Inventories	28,438	24,456
Contract assets	12,589	11,455
Other current assets	3,094	4,564
Total current assets	76,616	74,381

Property, plant and equipment	49,779	48,208
Less: Accumulated depreciation	34,940	34,371
Net property, plant and equipment	14,839	13,837

Goodwill	13,873	13,873
Intangible assets, net	8,595	8,999
Operating lease right-of-use assets, net	6,274	5,138
Investment in partnerships	596	473
Long-term investment securities	4,551	4,558
Other assets, net	1,167	1,200
Total assets	$126,511	$122,459

Current liabilities:
Current financing leases	$1	$4
Current operating leases	1,928	1,807
Accounts payable	13,323	9,398
Accrued salaries, wages and commissions	4,486	5,185
Other accrued liabilities	4,209	3,818
Total current liabilities	23,947	20,212

Noncurrent operating leases	4,426	3,431
Pension and postretirement benefit obligations	1,049	1,093
Deferred tax liabilities, net	873	873
Other long-term liabilities	2,447	3,100
Total liabilities	32,742	28,709

Commitments and contingencies (Note 11)

Shareholders’ equity:
Common stock, $1.00 par value per share; 20,000 shares authorized; 9,295 and 9,179 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	9,295	9,179
Additional paid-in capital	92,255	91,785
Accumulated deficit	(7,573)	(6,916)
Accumulated other comprehensive loss	(363)	(393)
Total shareholders' equity	93,614	93,655
Non-controlling interest	155	95
Total equity	93,769	93,750
Total liabilities and equity	$126,511	$122,459

(See accompanying notes to the condensed consolidated financial statements)

INTRICON CORPORATION
Condensed Consolidated Statements of Cash Flows
(In Thousands)

	Three Months Ended
(unaudited)	March 31,	March 31,
	2022	2021
Cash flows from operating activities:
Net (loss) income	$(597)	$672
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	1,460	1,440
Equity in loss of partnerships	53	60
Stock-based compensation	481	453
Change in fair value of contingent consideration	38	35
Change in allowance for doubtful accounts	(4)	(58)
Loss on disposal of assets	10	-
Changes in operating assets and liabilities:
Accounts receivable	(2,816)	726
Inventories	(3,976)	(821)
Contract assets	(1,134)	320
Other assets	1,489	(410)
Accounts payable	4,041	3,491
Accrued expenses	(631)	206
Other liabilities	(72)	(249)
Net cash (used in) provided by operating activities	(1,658)	5,865

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,001)	(851)
Purchase of investment securities	-	(5,412)
Purchases of intangible assets	(124)	-
Proceeds from maturities of investment securities	3,940	3,752
Investment in partnerships	(188)	-
Net cash provided by (used in) investing activities	1,627	(2,511)

Cash flows from financing activities:
Payment of financing leases	-	(11)
Payments on liabilities for acquisition of intangible assets	(416)	(53)
Exercise of stock options and employee stock purchase plan shares	331	60
Withholding of common stock upon vesting of restricted stock units	(226)	(241)
Net cash used in financing activities	(311)	(245)

Effect of exchange rate changes on cash	62	22

Net (decrease) increase in cash	(280)	3,131
Cash, cash equivalents and restricted cash, beginning of period	6,229	9,280

Cash, cash equivalents and restricted cash, end of period	$5,949	$12,411

Non-cash investing and financing:
Acquisition of property, plant and equipment in accounts payable	$130	$122

(See accompanying notes to the condensed consolidated financial statements)

INTRICON CORPORATION
Condensed Consolidated Statements of Equity
(In Thousands)

	Shareholders' Equity, Three Months Ended March 31, 2022 (unaudited)
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balances December 31, 2021	9,179	$9,179	$91,785	$(6,916)	$(393)	$95	$93,750
Exercise of stock options, net	74	74	201	-	-	-	275
Withholding of common stock upon vesting of restricted stock units	40	40	(266)	-	-	-	(226)
Shares issued under the employee stock purchase plan	2	2	54	-	-	-	56
Stock-based compensation	-	-	481	-	-	-	481
Net (loss) income	-	-	-	(657)	-	60	(597)
Comprehensive Income	-	-	-	-	30	-	30
Balances March 31, 2022	9,295	$9,295	$92,255	$(7,573)	$(363)	$155	$93,769

	Shareholders' Equity, Three Months Ended March 31, 2021 (unaudited)
	Common Stock Number of Shares	Common Stock Amount	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Non-Controlling Interest	Total Equity
Balances December 31, 2020	8,951	$8,951	$89,702	$(6,810)	$(679)	$35	$91,199
Exercise of stock options, net	22	22	(15)	-	-	-	7
Withholding of common stock upon vesting of restricted stock units	24	24	(265)	-	-	-	(241)
Shares issued under the employee stock purchase plan	2	2	51	-	-	-	53
Stock-based compensation	-	-	453	-	-	-	453
Net income (loss)	-	-	-	714	-	(42)	672
Other	-	-	-	-	152	(50)	102
Balances March 31, 2021	8,999	$8,999	$89,926	$(6,096)	$(527)	$(57)	$92,245

(See accompanying notes to the condensed consolidated financial statements)

INTRI

CON CORPORATION

Notes to Condensed Consolidated Financial Statements (Unaudited) (In Thousands, Except Per Share Da

ta)

1.	Management’s Statement

Intricon Corporation (together with its subsidiaries referred herein as the “Company”, or “Intricon”, “we”, “us” or “our”) is an international company and joint development manufacturer (“JDM”) of micromedical components, sub-assemblies and final devices. The Company serves as a JDM partner to leading medical device original equipment manufacturers (“OEMs”) by designing, developing, engineering, manufacturing, packaging and distributing micromedical products for high growth medical markets, such as diabetes, peripheral vascular, interventional pulmonology, electrophysiology and hearing healthcare. Our mission is to improve, extend and save lives by advancing innovative micromedical technologies through joint development and manufacturing partnerships with industry leading medical device companies.

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

During the three months ended March 31, 2022, the Company operated and managed our business under one segment. This is consistent with disclosures in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These condensed consolidated financial statements should be read in conjunction with the Company's Consolidated Financial Statements and Notes thereto for the fiscal year ended  December 31, 2021, included in the Company's Annual Report on Form 10-K.

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

Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company follows these policies in preparation of the condensed consolidated financial statements.

2.	Pending Merger with Altaris Capital Partners LLC

On February 27, 2022, the Company entered into an Agreement and Plan of Merger (the "Merger Agreement") by and among the Company, IIN Holding Company LLC, a Delaware limited liability company ("Parent"), and IC Merger Sub Inc., a Pennsylvania corporation and wholly owned subsidiary of Parent ("Merger Sub"). Parent and Merger Sub are owned by funds affiliated with Altaris Capital Partners, LLC. The Merger Agreement provides, subject to its terms and conditions, for the acquisition of the Company by Parent through the merger of Merger Sub with and into the Company, with the Company surviving the Merger as a wholly owned subsidiary of Parent (the "Merger").

As a result of the Merger, each share of common stock of the Company ("Common Stock") issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than Rollover Shares (as defined below) or shares of Common Stock (a) held in treasury of the Company, (b) owned by any subsidiary of the Company, or owned by Parent, Merger Sub or any other subsidiary of Parent or (c) held by a holder who is entitled to, and who has perfected, appraisal rights for such shares under Pennsylvania law) automatically will be converted into the right to receive cash in an amount of $24.25 per share, without interest, subject to any required withholding of taxes.

As permitted by the Merger Agreement, Intricon and certain members of Intricon’s management, or “Rollover Shareholders”, entered into a rollover agreement with IIN Holdings LLC, an affiliate of Parent (“IIN Holdings”), providing for the contribution, immediately prior to the effective time of the Merger, of an aggregate of 127,836 shares of Intricon common stock held by the Rollover Shareholders to IIN Holdings, in exchange for equity interests of IIN Holdings.

The completion of the Merger is subject to customary closing conditions, including: (i) the approval of the Merger Agreement by the Company’s shareholders; (ii) the expiration or early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, and the approval of the Merger under the antitrust laws of other jurisdictions, as applicable; (iii) the absence of any laws or court orders making the Merger illegal or otherwise prohibiting the Merger; and (iv) other customary closing conditions, including the accuracy of the representations and warranties of each party (subject to certain materiality exceptions) and material compliance by each party with its covenants under the Merger Agreement. The parties expect the transaction to close in the second quarter of 2022, subject to the satisfaction or waiver of the closing conditions.

In connection with the negotiation and execution of the Merger Agreement, the Company has incurred legal, consulting and accounting fees of $1,032 through the quarter ended  March 31, 2022.

A special meeting of shareholders of the Company will be held at 8:00 a.m. Central Daylight Time on May 24, 2022, to approve and adopt the Merger Agreement and approve the Merger, among other matters.

3.	New Accounting Pronouncements

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

The Company’s revenue recognition policy is further detailed in “Note 1: Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

During the 2021 second quarter, the Company reclassified first quarter revenue of $682 from certain customers in Legacy OEM to Value Based ITEC for the three months ended March 31, 2021. The following tables set forth, for the periods indicated, timing of revenue recognition by market:

Timing of revenue recognition for the three months ended March 31, 2022:

	Products and services transferred at point in time	Products and services transferred over time	Total
Diabetes	$-	$20,323	$20,323
Interventional Catheters	3,271	-	3,271
Other Medical	2,363	1,336	3,699
Value Based DTEC	685	-	685
Value Based ITEC	1,144	-	1,144
Legacy OEM	2,726	-	2,726
Professional Audio Communications	1,212	-	1,212
Total Revenue, net	$11,401	$21,659	$33,060

Timing of revenue recognition for the three months ended March 31, 2021:

	Products and services transferred at point in time	Products and services transferred over time	Total
Diabetes	$-	$18,364	$18,364
Interventional Catheters	3,802	-	3,802
Other Medical	1,590	1,368	2,958
Value Based DTEC	937	-	937
Value Based ITEC	1,985	-	1,985
Legacy OEM	2,737	-	2,737
Professional Audio Communications	985	-	985
Total Revenue, net	$12,036	$19,732	$31,768

Net revenue by geography is allocated based on shipment and set forth below:

	Three Months Ended
Net Revenue by Geography	March 31, 2022	March 31, 2021
United States	$24,021	$23,701
Europe	1,963	1,264
Asia	2,042	3,468
All other countries	5,034	3,335
Consolidated	$33,060	$31,768

Geographic net revenue is allocated based on the shipment location of the Company’s direct OEM customer. These customers then distribute products globally.

    For the three months ended March 31, 2022, and 2021, one customer accounted for 68% of the Company’s consolidated net revenue.

Two customers combined accounted for 56% and 44% of the Company’s consolidated accounts receivable at March 31, 2022 and December 31, 2021, respectively.

Two customers accounted for 100% of the Company’s consolidated contract assets at March 31, 2022 and December 31, 2021.

5.	(Loss) Income Per Share

The following table presents a reconciliation between basic and diluted net (loss) income per share:

	Three Months Ended
	March 31, 2022	March 31, 2021

Net (loss) income	$(597)	$672
Less: Income (loss) allocated to non-controlling interest	60	(42)
Net (loss) income attributable to Intricon shareholders	$(657)	$714

Basic – weighted shares outstanding	9,256	8,994
Weighted shares assumed upon exercise of stock awards	-	613
Diluted – weighted shares outstanding	9,256	9,607

Basic (loss) income per share attributable to Intricon shareholders:	$(0.07)	$0.08
Diluted (loss) income per share attributable to Intricon shareholders:	$(0.07)	$0.07

Net (loss) income per common share was based on the weighted average number of common shares outstanding during the periods when computing basic net income per share. Stock options are dilutive when the average market price of Company stock exceeds the exercise price of the potentially dilutive options. When dilutive, stock options are included as equivalents using the treasury stock method when computing diluted net income per share. Unvested shares represented by RSUs are also included in the dilution calculation, net of assumed proceeds and equivalent share repurchases. The Company excluded all stock awards outstanding in 2022 from the computation of the diluted loss per share because their effect would be anti-dilutive.

6.	Income Taxes

Income tax expense for the three months ended March 31, 2022 was $15 compared to $90 for the same period in 2021. The Company has net operating loss carryforwards for U.S. federal income tax purposes. The Company has recorded a full valuation allowance against US deferred tax assets as of March 31, 2022.

The following was the (loss) income before income taxes for each jurisdiction in which the Company has operations for the period:

	Three Months Ended
	March 31, 2022	March 31, 2021
United States	$(726)	$585
Singapore	89	138
Indonesia	28	21
Germany	27	18
(Loss) income before income taxes	$(582)	$762

7.	Selected Balance Sheet Data

Inventories:

Inventories consisted of the following at:

	Raw materials	Work-in process	Finished products and components	Total
March 31, 2022
Domestic	$15,940	$1,478	$2,646	$20,064
Foreign	6,985	1,176	213	8,374
Total	$22,925	$2,654	$2,859	$28,438

December 31, 2021
Domestic	$15,201	$760	$1,892	$17,853
Foreign	5,579	747	277	6,603
Total	$20,780	$1,507	$2,169	$24,456

Property, Plant and Equipment Geographic Information:

The geographical distribution of long-lived assets net of accumulated depreciation, consisting of machinery and equipment is set forth below:

	March 31,	December 31,
	2022	2021
United States	$12,603	$12,337
Singapore	1,273	1,346
Other	963	154
Consolidated	$14,839	$13,837

Long-lived assets consist of machinery and equipment with useful lives from three to twelve years. Excluded from long-lived assets are investments in partnerships, patents, goodwill, intangible assets, operating lease right-of-use (ROU) assets and certain other assets. The Company capitalizes long-lived assets pertaining to the production of specialized parts. These assets are periodically reviewed to ensure the net realizable value from the estimated future production based on forecasted cash flows exceeds the carrying value of the assets.

Intangible Assets:

Definite-lived intangible assets consisted of the following at:

	March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	$6,400	$(1,467)	$4,933
Technology intangibles	7,070	(3,408)	3,662
Total	$13,470	$(4,875)	$8,595

	December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Customer list	$6,400	$(1,267)	$5,133
Technology intangibles	6,946	(3,080)	3,866
Total	$13,346	$(4,347)	$8,999

The customer list was established as a part of purchase accounting related to our EMS acquisition in 2020. The estimated useful life is eight years.

The technology intangibles provide the Company with wireless and self-fitting hearing aid technology and are being amortized based on estimated useful lives between five and seven years.

Investment in Partnerships:

Investment in partnerships consisted of the following:

	March 31,	December 31,
	2022	2021
Investment in Signison	$361	$226
Other	235	247
Total	$596	$473

The Company has a 50% ownership interest in Signison, a German based Company specializing in hearing health services. This is accounted for in the Company’s condensed consolidated financial statements using the equity method for all periods presented.

Contingent Consideration Liabilities:

Contingent consideration for the Emerald Medical Services earnout liability consisted of the following:

Carrying amount at December 31, 2020	$3,574
Change in fair value	(739)
Less payments	(1,052)
Carrying amount at December 31, 2021	$1,783
Change in fair value	38
Carrying amount at March 31, 2022	$1,821

The total earnout liability is included in other accrued liabilities and other long-term liabilities proportionately to when the liability is due.

Other Accrued Liabilities:

Other accrued liabilities consisted of the following at:

	March 31, 2022	December 31, 2021
Pension and postretirement benefit obligations	$177	$177
Deferred revenue	251	141
Current technology intangible liability	623	493
Current earn-out contingent consideration liability	161	148
Customer funded projects	728	340
TCPA litigation accrual (Note 11)	-	1,300
Accrued corporate expenses	991	237
Other	1,278	982
Total	$4,209	$3,818

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

Other Long-Term Liabilities:

Other long-term liabilities consisted of the following at:

	March 31,	December 31,
	2022	2021
Noncurrent technology intangible liability	$-	$541
Noncurrent earn-out contingent consideration liability	1,660	1,635
Litigation liability	540	709
Other	247	215
Total	$2,447	$3,100

As of March 31, 2022, the Company had no debt under its existing credit facilities and was in compliance with all applicable covenants.

8.	Investment Securities

The Company invests in commercial paper, corporate notes and bonds with original maturities of less than two years. The Company classifies these investments as held to maturity based on our intent and ability to hold these investments until maturity. As a result, these investments are recorded at amortized cost, which approximates fair value, using level 2 inputs.

The maturity dates of our investments as of March 31, 2022 are as follows:

	Less than one year	1-5 years	Total
Commercial Paper Original Maturities of 91 Days or More	$9,492	$-	$9,492
Corporate Notes and Bonds	5,965	4,551	10,516
Total Investments	$15,457	$4,551	$20,008

The maturity dates of our investments as of December 31, 2021 are as follows:

	Less than one year	1-5 years	Total
Commercial Paper Original Maturities of 91 Days or More	$10,987	$-	$10,987
Corporate Notes and Bonds	8,433	4,558	12,991
Total Investments	$19,420	$4,558	$23,978

The Company also maintains excess funds within level 1 money market accounts included within cash and cash equivalents. Cash available in our money market accounts at March 31, 2022 and December 31, 2021 was $1,882 and $2,943, respectively.

9.	Leases

The Company’s leases pertain primarily to engineering, manufacturing, sales and administrative facilities, with an initial term of one year or more. The Company has three leased facilities in Minnesota, one that expires in 2022, one that expires in 2023, one that expires in 2027, one leased facility in California that expires in 2024, one leased facility in Singapore that expires in 2025, one leased facility in Indonesia that expires in 2027, and one leased facility in Germany that expires in 2022. Additionally, the Company has two short term leases with initial terms of less than one year. One short term leased facility is located in Illinois and the second facility is in California.

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

As of March 31, 2022, the Company has a weighted-average lease term of 0.2 years for its finance leases, and 3.7 years for its operating leases. As of March 31, 2022, the Company has a weighted-average discount rate of 5.56% for its finance leases and 4.82% for its operating leases. As of December 31, 2021, the Company has a weighted-average lease term of 0.4 years for its finance leases, and 3.3 years for its operating leases. As of December 31, 2021, the Company has a weighted-average discount rate of 5.56% for its finance leases, and 4.98% for its operating leases. Operating cash flows for the period ended March 31, 2022, and 2021 from operating leases were $585 and $609, respectively. Financing lease assets are classified as property, plant and equipment within the condensed consolidated balance sheet.

The following tables summarizes lease costs by type:

	Three Months Ended
	March 31, 2022	March 31, 2021
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$2	$10
Interest on lease liabilities	-	1

Operating lease cost	581	582
Variable lease cost	90	120
Total lease cost	$673	$713

Maturities of lease liabilities are as follows as of March 31, 2022:

	Operating Leases	Financing Leases	Total
2022	$1,722	$1	$1,723
2023	1,783	-	1,783
2024	1,493	-	1,493
2025	1,331	-	1,331
2026 and thereafter	631	-	631
Total lease payments	6,960	1	6,961
Less: Interest	(606)	-	(606)
Present value of lease liabilities	$6,354	$1	$6,355

10.	Shareholders’ Equity and Stock-based Compensation

The Company has a 2006 Equity Incentive Plan and an Amended and Restated 2015 Equity Incentive Plan. The 2015 plan, which was approved by the shareholders on April 24, 2015, replaced the 2006 plan. New grants may not be made under the 2006 plan; however certain option grants under the 2006 plan remain exercisable as of March 31, 2022.

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

For the three months ended March 31, 2022, the Company granted a total of 103 RSUs and 38 PRSUs at a weighted average closing price of $16.51 on the date of the grant. The RSUs vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant at which time common stock is issued with respect to vested units. Outstanding PRSUs will vest depending upon the achievement of total revenue in specific markets during 2023 or 2024 as applicable, at a threshold level (below which no PRSUs will vest), a target level and a maximum level (at which the maximum number of PRSUs will vest).

The Company has also historically granted stock options under the plans. For the three months ended March 31, 2022, and 2021, the Company did not grant any options. Options granted under the plans generally vest in equal, annual installments over a three year period beginning on the first anniversary of the date of grant and have a maximum term of 10 years. During the three months ended March 31, 2022, 15 options were forfeited in order to cover the exercise price of the options.

Stock award activity as of and during the three months ended March 31, 2022 was as follows:

	Outstanding Awards
	Stock Options	RSUs	Total	Stock Option Weighted-Average Exercise Price (a)	Aggregate Intrinsic Value

Outstanding at December 31, 2021	547	217	764	$6.69
Awards granted	-	141	141	-
Awards exercised or released	(91)	(50)	(141)	6.40
Outstanding at March 31, 2022	456	308	764	$6.75	$15,159

Exercisable at March 31, 2022	456		456	$6.75	$7,800

Available for future grant at December 31, 2021			497

Available for future grant at March 31, 2022			352

(a) The weighted average exercise price calculation does not include outstanding RSUs

The number of shares available for future grants at March 31, 2022 does not include a total of up to 139 shares subject to options outstanding under the 2006 Equity Incentive Plan, which will become available for grant under the 2015 Equity Incentive Plan as outstanding options under the 2006 Equity Incentive Plan expire, terminate, are cancelled or forfeited or are withheld in a net exercise of such options.

The Company recorded $481 of non-cash stock compensation expense for the three months ended March 31, 2022 compared to $453 for the same period in 2021. As of March 31, 2022, there was $3,984 of total unrecognized compensation costs related to non-vested stock option and RSU awards that are expected to be recognized over a weighted-average period of 2.0 years. The total intrinsic value of options exercised during the three months ended March 31, 2022 was $1,045.

The Company also has an Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan, as amended, through March 31, 2022, provides that a maximum of 300 shares may be sold under the Purchase Plan. There were 2 shares purchased under the plan for the three months ended March 31, 2022 and 2021.

11.	Legal Proceedings

Asbestos Litigation

The Company is a defendant along with a number of other parties in lawsuits alleging that plaintiffs have or may have contracted asbestos-related diseases as a result of exposure to asbestos products or equipment containing asbestos sold by one or more named defendants. These lawsuits relate to the discontinued heat technologies segment which was sold in March 2005. Due to the non-informative nature of the complaints, the Company does not know whether any of the complaints state valid claims against the Company. Certain insurance carriers have informed the Company that the primary policies for the period August 1, 1970-1978 have been exhausted and that the carriers will no longer provide defense and insurance coverage under those policies. However, the Company has other primary and excess insurance policies that the Company believes afford coverage for later years. Some of these other primary insurers have accepted defense and insurance coverage for these suits, or have accepted the tenders but asserted a reservation of rights or have advised the Company that they need to investigate further. In addition, some of the primary and excess insurers have gone out of business, and thus coverage is not available. There are also primary policies for years earlier than 1970 that were purchased by the Company, and coverage under those policies will be investigated. Because settlement payments are applied to all years a litigant was deemed to have been exposed to asbestos, the Company believes that it will have funds available for defense and insurance coverage under the non-exhausted primary and excess insurance policies. However, unlike the older policies, the more recent policies have deductible amounts for defense and settlements costs that the Company will be required to pay; accordingly, the Company expects that its litigation costs will increase in the future. Further, most of the policies covering later years (approximately 1984 and thereafter) have exclusions for any asbestos products or operations, and thus do not provide insurance coverage for asbestos-related lawsuits. The Company does not believe that the asserted exhaustion of some of the primary insurance coverage for the 1970-1978 period will have a material adverse effect on its financial condition, liquidity, or results of operations. Management believes that the number of insurance carriers involved in the defense of the suits, and the significant number of policy years and policy limits under which these insurance carriers are insuring the Company, make the ultimate disposition of these lawsuits not material to the Company's consolidated financial position or results of operations. As of March 31, 2022, we recorded $120 and $540 within other accrued liabilities and other long-term liabilities, respectively, within our condensed consolidated balance sheet for estimated future claims. An insurance receivable of $120 and $540 was recorded within other current assets and other assets, net, respectively, within our condensed consolidated balance sheet as of March 31, 2022 for estimated insurance recoveries.

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

Litigation Related to the Merger

Between April 14, 2022 and May 5, 2022, six lawsuits were filed against the Company and its directors: Stein v. Intricon Corporation, et al., 1-22-cv-03099-PGG in the United States District Court for the Southern District of New York; Sandoval v. Intricon Corporation, et al., 2:22-cv-01512 in the United States District Court for the Eastern District of Pennsylvania (the “Sandoval Complaint”); Waterman v. Intricon Corporation, et al., 2:22-cv-01541-GAM in the United States District Court for the Eastern District of Pennsylvania; Whitfield v. Intricon Corporation, et al., 1:22-cv-02261-EK-LB in the United States District Court for the Eastern District of New York  ~~.~~ ; Raul v. Intricon Corporation, et al., 1:22-cv-03638 in the United States District Court for the Southern District of New York; and Finger v. Intricon Corporation, et al., 1:22-cv-03648 in the United States District Court for the Southern District of New York.

The complaints generally allege that the Company’s Preliminary Proxy Statement filed with the SEC on April 12, 2022 omitted material information that rendered it false and misleading. As a result of the alleged omissions, the lawsuits seek to hold the Company and its directors liable for violating Section 14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Rule 14a-9 promulgated thereunder, and additionally seek to hold the Company’s directors liable as control persons pursuant to Section 20(a) of the Exchange Act. The Sandoval Complaint also alleges that the Company’s directors violated their fiduciary duties of care, loyalty and good faith, and that the Company aided and abetted the directors’ breach of their fiduciary duties.  The complaints variously seek, among other relief, an injunction preventing the closing of the Merger, rescission of the Merger (in case the Merger is consummated) or awarding of rescissory damages, declaring the Merger Agreement unenforceable, and awarding of damages and an award of costs of the lawsuit, including reasonable allowance for plaintiffs’ attorneys’ and experts’ fees.

The Company believes that the lawsuits are without merit and intends to defend them vigorously.

In addition, between  May 4, 2022 and May 6, 2022, the Company received three demand letters from alleged shareholders pursuant to 15 Pa.C.S. §1308 to inspect books and records of the Company relating to, among other things, the Merger Agreement and the Merger.  The Company intends to review the demand letters and respond appropriately.  The Company cannot determine at this time if the books and records demands will lead to litigation.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following management discussion and analysis (“MD&A”) provides information that the Company believes is useful in better understanding the operating results, cash flows and financial condition of the Company. Quantitative information is provided about the material revenue and expense drivers as well as any other significant factors we believe are useful for understanding our results. The MD&A should be read in conjunction with both the condensed consolidated financial information and related notes included in this Form 10-Q, and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021. This discussion contains various “Non-GAAP Financial Measures” and also contains various “Forward-Looking Statements” within the meaning of the Private Securities Litigation Reform Act of 1995. We refer readers to the statements entitled “Non-GAAP Financial Measures” and “Forward-Looking Information and Cautionary Statements” located at the end of Item 2 of this report.

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

The Company is committed to increasing investments to support its medical business development efforts. In early 2019, the Company hired a vice president of medical business development and in August 2021 the Company hired a vice president of research and development. The Company expanded our core competencies and diversified our revenue base with the acquisition of EMS in 2020. The Company believes it has significant opportunities to serve the emerging home care markets through its already developed core competencies and capabilities to develop devices that are more technologically advanced, smaller and lightweight.

For additional information on the Company’s markets and core technologies refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2021.

Results of Operations

Overall Results

First quarter 2022 results included the following:

●	GAAP diluted net loss per share was $0.07.
●	Adjusted non-GAAP diluted net income per share was $0.24.
●	Total revenue increased 4.1% over the prior year, driven by demand growth of our Diabetes products.
●	Gross profit as a percent of revenue increased 1.0% due, in part, to increased volume and product mix.
●	Operating loss for the quarter was ($429) compared to operating income of $848 in the comparable prior period, driven by one-time merger related costs.

Revenue, net

Below is a summary of our revenue by main markets for the three months ended March 31, 2022 and 2021:

			Change
Three Months Ended March 31,	2022	2021	Dollars	Percent
Diabetes	$20,323	$18,364	$1,959	10.7%
Interventional Catheters	3,271	3,802	(531)	-14.0%
Other Medical	3,699	2,958	741	25.1%
Hearing Health Value Based DTEC	685	937	(252)	-26.9%
Hearing Health Value Based ITEC	1,144	1,301	(157)	-12.1%
Hearing Health Legacy OEM	2,726	3,421	(695)	-20.3%
Professional Audio Communications	1,212	985	227	23.0%
Total Net Revenue	$33,060	$31,768	$1,292	4.1%

For the three months ended March 31, 2022, we experienced an increase of 10.7%, in net revenue in the diabetes medical market compared to the same period in 2021 primarily driven by increased product demand in anticipation of future product launches.

Interventional catheters net revenues for the three months ended March 31, 2022 decreased 14.0% compared to the same period in 2021 due to supply chain constraints.

Other medical net revenue for the three months ended March 31, 2022 increased 25.1% compared to the same period in 2021. The increase was driven by commercialization of newly developed products as the Company continues to expand its surgical navigation product offering.

Net revenue in our hearing health value based DTEC business for the three months ended March 31, 2022 decreased 26.9% compared to the same period in 2021 due to the reduced investment and restructuring of this business beginning in the second quarter 2020.

Net revenue in our hearing health value based ITEC business for the three months ended March 31, 2022 decreased 12.1% compared to the same period in 2021. The decline was due to supply chain constraints of key components.

Net revenue in our hearing health legacy OEM business for the three months ended March 31, 2022 decreased 20.3% compared to the same period in 2021 due to timing of orders and supply chain constraints.

Net revenue to the professional audio communications sector for the three months ended March 31, 2022 increased 23.0% compared to the same period in 2021 due to increased product demand and easing of COVID restrictions in Singapore.

Gross Profit

Gross profit, both in dollars and as a percent of revenue, for the three months ended March 31, 2022 and 2021, was as follows:

Three Months Ended March 31,	2022		2021		Change
		Percent		Percent
	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Gross Profit	$8,872	26.8%	$8,210	25.8%	$662	8.1%

Gross profit as a percentage of revenue for the three months ended March 31, 2022 increased 1.0% from the prior period due, in part, to increased demand and product mix.

Operating Expenses

Operating expenses for the three months ended March 31, 2022 and 2021 were as follows:

Three Months Ended March 31,	2022		2021		Change
		Percent		Percent
	Dollars	of Revenue	Dollars	of Revenue	Dollars	Percent
Sales and marketing	$2,318	7.0%	$1,982	6.2%	$336	17.0%
General and administrative	4,310	13.0%	4,052	12.8%	258	6.4%
Research and development	1,587	4.8%	1,293	4.1%	294	22.7%
Merger-related costs	1,032	3.1%	-	0.0%	1,032	100.0%
Other operating expenses	54	0.2%	35	0.1%	19	54.3%

Sales and marketing expenses for the three months ended March 31, 2022, increased compared to the respective prior periods due to an increase in internal sales compensation and incentives tied to headcount and year-over-year sales improvement.

General and administrative expenses for the three months ended March 31, 2022, increased from the prior year period due to higher salaries, wages, incentives, and third-party fees.

Research and development expenses for the three months ended March 31, 2022 increased compared to the prior year period due to the expansion of developing new products.

Merger-related costs include legal, consulting and accounting fees associated with the negotiation and execution of the Merger Agreement with entities affiliated with Altaris Capital LLC in the first quarter of 2022. See note 2.

Other operating expenses relates to changes in the fair value of the contingent consideration liability.

Interest expense, net

Interest expense, net for the three months ended March 31, 2022 was $1 compared to $9 for the comparable period in 2021.

Other expense, net

Other expense, net for the three months ended March 31, 2022 was $152 compared to $77 for the same periods in 2021. The increase in expense over the prior year period was due to a reduction in funds received from the Singapore government paid to our subsidiaries for COVID-19 relief and employment credits received in 2021.

Income tax expense

Income tax expense for the three months ended March 31, 2022 was $15 compared to $90 for the same periods in 2021. The change in income tax expense relates to a decrease in estimates for foreign income taxes for the year-to-date period.

Net (Loss) Income

Net (loss) income and non-GAAP adjusted net income are as follows:

	Three Months Ended
	March 31,	March 31,
	2022	2021
Net (loss) income - GAAP attributable to Intricon	$(657)	$714
Identified adjustments attributable to Intricon:
Depreciation (1)	874	841
Amortization of intangibles (2)	528	497
Stock-based compensation (3)	481	453
Other amortization (4)	58	102
Fair value of contingent consideration (5)	38	35
COVID-19 Singapore government support (6)	-	(121)
Merger Related Costs (7)	1,032	-
Non-GAAP adjusted net income attributable to Intricon (8)	$2,354	$2,521

Average basic shares outstanding	9,256	8,994
Average diluted shares outstanding	9,712	9,607
Non-GAAP adjusted net income attributable to Intricon per diluted share	$0.24	$0.26

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
(6) The Singapore Government provided COVID-19 financial assistance to our Singapore subsidiaries during the first quarter of 2021.
(7) In February of 2022, the Company entered into a Merger Agreement with affiliates of Altaris Capital Partners LLC. In connection with the negotiation and execution of the Merger Agreement, the Company incurred $1,032 in legal, accounting and consulting fees.
(8) None of these adjustments have material income tax impacts due to the Company's net loss position as of March 31, 2022.

Liquidity and Capital Resources

We continue to maintain adequate liquidity to operate our businesses. As of March 31, 2022, we had $5,311 of cash and cash equivalents on hand as well as $15,457 of short-term investment securities maturing within the next twelve months for a total of $20,768 of liquid capital. Sources of our cash for the three months ended March 31, 2022 have been from our operating and investing activities, as described below. The Company’s cash flows from operating, investing and financing activities, as reflected in the statement of cash flows, are summarized as follows:

	Three Months Ended
	March 31, 2022	March 31, 2021
Cash provided by (used in):
Operating activities	$(1,658)	$5,865
Investing activities	1,627	(2,511)
Financing activities	(311)	(245)
Effect of exchange rate changes on cash	62	22
Net (decrease) increase in cash	$(280)	$3,131

Net cash used in operating activities was $1,658 for the three months ended March 31, 2022, compared to $5,865 net cash provided by for the same period in 2021 primarily due to increasing inventories to meet forecasted demand as well as inflationary pressures.

Net cash provided by investing activities was $1,627 for the three months ended March 31, 2022, compared to $2,511 used in investing activities, for the same period in 2021. The variance was primarily the result of timing of purchases and maturities of the Company's investments.

Net cash used in financing activities was $311 for the three months ended March 31, 2022 compared to $245 for the same period in 2021 primarily due to payments on liabilities related to intangible assets.

The Company had the following bank arrangements at March 31, 2022:

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

The Company was in compliance with all applicable covenants under the credit facility as of March 31, 2022.

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

As of March 31, 2022, and December 31, 2021, the Company had a total borrowing capacity under its credit facilities of $14,291 and $14,294, respectively, with no borrowings outstanding at the end of each reporting period.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are detailed in “Note 1: Summary of Significant Accounting Policies” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. The Company follows these policies in preparation of the condensed consolidated financial statements.

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

Forward-Looking and Cautionary Statements

Certain statements included in this Quarterly Report on Form 10-Q or documents the Company files with the Securities and Exchange Commission, which are not historical facts, or that include forward-looking terminology such as “may”, “will”, “believe”, “anticipate”, “expect”, “should”, “optimistic” “continue”, “estimate”, “intend”, “plan”, “would”, “could”, “guidance”, “potential”, “opportunity”, “project”, “forecast”, “confident”, “projections”, “scheduled”, “designed”, “future”, “discussion”, “if” or the negative thereof or other variations thereof, are forward-looking statements (as such term is defined in Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933, and the regulations thereunder), which are intended to be covered by the safe harbors created thereby. These statements may include, but are not limited to statements in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Notes to the Company’s Condensed Consolidated Financial Statements” such as risks in connection with the Merger Agreement and the Merger, estimates of future results, the expected results and impacts of the EMS acquisition, statements regarding the effects of the COVID-19 pandemic, statements regarding the estimated costs and expenses of the restructuring and estimated annual expense savings, net operating loss carryforwards, the ability to meet cash requirements for operating needs, the ability to meet liquidity needs, assumptions used to calculate future level of funding of employee benefit plans, the adequacy of insurance coverage and the impact of new accounting pronouncements and litigation. Forward-looking statements also include, without limitation, statements as to the Company's expected future results of operations and growth, strategic alliances and their benefits, government regulation, potential increases in demand for the Company’s products, the Company’s ability to meet working capital requirements, the Company's business strategy, the expected increases in operating efficiencies, anticipated trends in the Company's markets, estimates of goodwill impairments and amortization expense of other intangible assets, the effects of litigation and the amount of insurance coverage, and statements as to trends or the Company's or management's beliefs, expectations and opinions.

Forward-looking statements are subject to risks and uncertainties and may be affected by various factors that may cause actual results to differ materially from those in the forward-looking statements. In addition to the factors discussed in this Quarterly Report on Form 10-Q, certain risks, uncertainties and other factors can cause actual results and developments to be materially different from those expressed or implied by such forward-looking statements, including those described within “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 and the other risks described elsewhere in this Quarterly Report on Form 10-Q, or in other filings the Company makes from time to time with the Securities and Exchange Commission. The Company does not undertake to update any forward-looking statement that may be made from time to time by or on behalf of the Company.

ITEM 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

ITEM 4. Controls and Procedures

The Company’s management, with the participation of its chief executive officer and chief financial officer, conducted an evaluation of the effectiveness of the Company’s disclosure controls and procedures, as defined in Exchange Act Rule 13a-15(e), as of March 31, 2022 (the “Disclosure Controls Evaluation”). Based on the Disclosure Controls Evaluation, the Company’s chief executive officer and chief financial officer concluded that the Company’s disclosure controls and procedures were effective to provide a reasonable level of assurance that: (i) information required to be disclosed by the Company in the reports the Company files or submits under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (ii) information required to be disclosed in the reports the Company files or submits under Exchange Act is accumulated and communicated to management, including the principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure, all in accordance with Exchange Act Rule 13a-15(e).

There were no changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. Risk Factors

We are not aware of any material changes from the risk factors found in Part I, Item 1A, "Risk Factors," of the Company's Annual Report on Form 10-K for the year ended December 31, 2021 except as described below.

We are subject to a number of risks and uncertainties in connection with our Merger Agreement.

These risks and uncertainties include the following:

●	the inability to complete the Merger due to the failure to obtain shareholder approval or failure to satisfy the other conditions to the completion of the Merger;
●	the risk that the Merger Agreement may be terminated under certain circumstances that require us to pay Parent a termination fee of $4.0 million;
●	the outcome of any legal proceedings instituted, or that may be instituted, against us and others related to the Merger Agreement;
●	risks that the proposed Merger disrupts our current operations or affects our ability to retain or recruit key employees;
●	the effect of the announcement or pendency of the Merger on our business relationships, operating results and business generally;
●	the amount of the costs, fees, expenses and charges related to the Merger Agreement or the Merger;
●	risks related to the Merger diverting management’s or employees’ attention from ongoing business operations; and
●	risks that our stock price may decline significantly if the Merger is not completed.

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
101*

The following materials from Intricon Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in Inline XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets (unaudited); (ii) Condensed Consolidated Statements of Operations (unaudited); (iii) Condensed Consolidated Statements of Comprehensive Income (Loss) (unaudited); (iv) Condensed Consolidated Statements of Equity (unaudited); (v) Condensed Consolidated Statements of Cash Flows (unaudited); and (vi) Notes to Condensed Consolidated Financial Statements (unaudited).

104*	The cover page from the Company’s Quarterly Report on Form 10-Q as of and for the quarter ended March 31, 2022, formatted in Inline XBRL (included as Exhibit 101).

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

INTRICON CORPORATION
(Registrant)

Date: May 9, 2022	By:	/s/ Scott Longval
Scott Longval
President and Chief Executive Officer (principal executive officer)

Date: May 9, 2022	By:	/s/ Annalee Lutgen
Annalee Lutgen
Interim Chief Financial Officer, Treasurer and Director of Finance (principal financial officer)